Form 10-Q
period 2013-06-30
Summit Hotel Properties, Inc.; Summit Hotel OP, LP
filed 2013-08-06
CIK 1497645, 1497612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number:  001-35074 (Summit Hotel Properties, Inc.)

Commission File Number:  000-54273 (Summit Hotel OP, LP)

SUMMIT HOTEL PROPERTIES, INC.

SUMMIT HOTEL OP, LP

(Exact name of registrant as specified in its charter)

Maryland (Summit Hotel Properties, Inc.)	27-2962512 (Summit Hotel Properties, Inc.)
Delaware (Summit Hotel OP, LP)	20-0617340 (Summit Hotel OP, LP)
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

12600 Hill Country Boulevard, Suite R-100

Austin, TX  78738

(Address of principal executive offices, including zip code)

(512) 538-2315

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Summit Hotel Properties, Inc. ☒ Yes ☐ No	Summit Hotel OP, LP ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Summit Hotel Properties, Inc. ☒ Yes ☐ No	Summit Hotel OP, LP ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Summit Hotel Properties, Inc.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Summit Hotel OP, LP

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Summit Hotel Properties, Inc. ☐ Yes ☒ No	Summit Hotel OP, LP ☐ Yes ☒ No

As of August 1, 2013, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 66,200,397 and the number of outstanding units of partnership interest in Summit Hotel OP, LP designated as Common Units was 2,759,971, excluding 66,200,397 Common Units held by Summit Hotel Properties, Inc. and its wholly owned subsidiary which is the general partner of Summit Hotel OP, LP.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2013 of Summit Hotel Properties, Inc., a Maryland corporation, and Summit Hotel OP, LP, a Delaware limited partnership.

Unless stated otherwise or the context otherwise requires, references in this report to:

•                  “Summit REIT” mean Summit Hotel Properties, Inc., a Maryland corporation;

•                  “Summit OP” or “our operating partnership” mean Summit Hotel OP, LP, a Delaware limited partnership, our operating partnership, and its consolidated subsidiaries; and

•                  “we,” “our,” “us,” “our company” or “the company” mean Summit REIT, Summit OP and their consolidated subsidiaries taken together as one company.

Summit REIT is the sole member of Summit Hotel GP, LLC, a Delaware limited liability company, which is the sole general partner (the “General Partner”) of Summit OP. As of June 30, 2013, Summit REIT owned 95.7% of the issued and outstanding common units of partnership interest of Summit OP (“Common Units”), including the sole general partnership interest held by the General Partner.  As of June 30, 2013, Summit REIT owned all of the issued and outstanding 9.25% Series A Cumulative Redeemable Preferred Units of Summit OP (“Series A Preferred Units”), all of the issued and outstanding 7.875% Series B Cumulative Redeemable Preferred Units of Summit OP (“Series B Preferred Units”), and all of the issued and outstanding 7.125% Series C Cumulative Redeemable Preferred Units of Summit OP (“Series C Preferred Units,” the Series C Preferred Units, Series B Preferred Units and Series A Preferred Units collectively referred to as “Preferred Units”). As the sole member of the General Partner, Summit REIT has exclusive control of Summit OP’s day-to-day management.  The remaining Common Units of Summit OP are owned by third parties.

We believe combining the Quarterly Reports on Form 10-Q of Summit REIT and Summit OP into this single report provides the following benefits:

•                  it enhances investors’ understanding of Summit REIT and Summit OP by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•                  it eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both Summit REIT and Summit OP; and

•                  it creates time and cost efficiencies for both companies through the preparation of one combined report instead of two separate reports.

We believe it is important to understand the few differences between Summit REIT and Summit OP in the context of how Summit REIT and Summit OP operate as a consolidated company. Summit REIT has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 2011.

As of June 30, 2013, Summit REIT’s only material assets were its ownership of Common Units and Preferred Units of Summit OP and its ownership of the membership interests in the General Partner. As a result, Summit REIT does not conduct business itself, other than controlling, through the General Partner, Summit OP, raising capital through issuances of equity securities from time to time and guaranteeing certain debt of Summit OP and its subsidiaries. Summit OP and its subsidiaries hold all the assets of the consolidated company. Except for net proceeds from securities issuances by Summit REIT, which are contributed to Summit OP in exchange for partnership units of Summit OP, Summit OP and its subsidiaries generate capital from the operation of our business and through borrowings and the issuance of partnership units of Summit OP.

Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of Summit REIT and those of Summit OP. As of June 30, 2013, Summit OP’s capital interests include Common Units, representing general and limited partnership interests, and Preferred Units. The Common Units owned by limited partners other than Summit REIT and its subsidiaries are accounted for in partners’ capital in Summit OP’s consolidated financial statements and (within stockholders’ equity) as noncontrolling interests in Summit REIT’s consolidated financial statements.

To highlight the differences between Summit REIT and Summit OP, there are sections in this report that separately discuss Summit REIT and Summit OP, including separate financial statements and certain notes thereto and separate Exhibit 31 and Exhibit 32 certifications. In the sections that combine disclosure for Summit REIT and Summit OP (i.e., where the disclosure refers to the consolidated company), this report refers to actions or holdings as our actions or holdings and, unless otherwise indicated, means the actions or holdings of Summit REIT and Summit OP and their respective subsidiaries, as one consolidated company.

As the sole member of the General Partner, Summit REIT consolidates Summit OP for financial reporting purposes, and Summit REIT does not have assets other than its investment in the General Partner and Summit OP. Therefore, while stockholders’ equity and partners’ capital differ as discussed above, the assets and liabilities of Summit REIT and Summit OP are the same on their respective financial statements.

Finally, we refer to a number of other entities and events in this report as follows. Unless the context otherwise requires or indicates, references to:

•                  “our TRSs” refer to Summit Hotel TRS, Inc., a Delaware corporation, and Summit Hotel TRS II, Inc., a Delaware corporation, and any other taxable REIT subsidiaries (“TRSs”) that we may form in the future;

•                  “our TRS lessees” refer to the wholly owned subsidiaries of our TRSs that lease our hotels from Summit OP or subsidiaries of Summit OP.  All but one of our TRS lessees are wholly owned by our TRSs.

ii

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	June 30,	December 31,
	2013	2012
ASSETS

Investment in hotel properties, net	$1,112,608	$734,362
Investment in hotel properties under development	10,457	10,303
Land held for development	18,475	15,802
Assets held for sale	12,339	4,836
Cash and cash equivalents	34,413	13,980
Restricted cash	27,809	3,624
Trade receivables	11,728	5,478
Prepaid expenses and other	6,251	5,311
Derivative financial instruments	199	—
Deferred charges, net	9,696	8,895
Deferred tax asset	3,430	3,997
Other assets	4,137	4,201
TOTAL ASSETS	$1,251,542	$810,789

LIABILITIES AND EQUITY

LIABILITIES
Debt	$517,485	$312,613
Accounts payable	7,469	5,013
Accrued expenses	26,973	18,985
Derivative financial instruments	19	641
TOTAL LIABILITIES	551,946	337,252

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $.01 par value per share, 100,000,000 shares authorized:
9.25% Series A - 2,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012 (liquidation preference of $50,385 at June 30, 2013 and $50,393 at December 31, 2012)	20	20
7.875% Series B - 3,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012 (liquidation preference of $75,492 at June 30, 2013 and $75,324 at December 31, 2012)	30	30
7.125% Series C - 3,400,000 shares issued and outstanding at June 30, 2013 (liquidation preference of $85,505 at June 30, 2013)	34	—
Common stock, $.01 par value per share, 450,000,000 shares authorized, 65,962,537 and 46,159,652 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	660	462
Additional paid-in capital	706,370	468,820
Accumulated other comprehensive income (loss)	251	(528)
Accumulated deficit and distributions	(44,729)	(31,985)
Total stockholders’ equity	662,636	436,819
Noncontrolling interests in Operating Partnership	29,408	36,718
Noncontrolling interests in joint venture	7,552	—
TOTAL EQUITY	699,596	473,537

TOTAL LIABILITIES AND EQUITY	$1,251,542	$810,789

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	Second Quarter		First Six Months
	2013	2012	2013	2012

REVENUES
Room revenue	$79,075	$41,842	$139,164	$77,569
Other hotel operations revenue	4,021	1,636	7,143	3,229
Total revenues	83,096	43,478	146,307	80,798

EXPENSES
Hotel operating expenses:
Rooms	21,954	11,904	39,575	22,379
Other direct	9,977	5,393	18,221	10,347
Other indirect	21,340	11,387	37,582	21,533
Other	274	221	487	422
Total hotel operating expenses	53,545	28,905	95,865	54,681
Depreciation and amortization	13,291	7,711	24,447	15,266
Corporate general and administrative:
Salaries and other compensation	2,294	1,622	4,715	2,560
Other	1,728	409	2,384	1,292
Hotel property acquisition costs	786	1,170	1,440	1,750
Total expenses	71,644	39,817	128,851	75,549

Income (loss) from operations	11,452	3,661	17,456	5,249

OTHER INCOME (EXPENSE)
Interest income	18	1	36	2
Other income	63	475	223	475
Interest expense	(4,899)	(4,184)	(8,971)	(7,379)
Gain (loss) on disposal of assets	—	(187)	6	(187)
Gain (loss) on derivative financial instruments	2	(1)	2	(1)
Total other income (expense)	(4,816)	(3,896)	(8,704)	(7,090)

Income (loss) from continuing operations before income tax	6,636	(235)	8,752	(1,841)

Income tax (expense) benefit	(351)	73	(761)	220

Income (loss) from continuing operations	6,285	(162)	7,991	(1,621)

Income (loss) from discontinued operations	385	(194)	562	(1,540)

Net income (loss)	6,670	(356)	8,553	(3,161)

Net income (loss) attributable to noncontrolling interests in:
Operating Partnership	133	(275)	105	(1,345)
Joint venture	89	—	52	—

Net income (loss) attributable to Summit Hotel Properties, Inc.	6,448	(81)	8,396	(1,816)

Preferred dividends	(3,844)	(1,157)	(6,296)	(2,313)

Net income (loss) attributable to common shareholders	2,604	(1,238)	2,100	(4,129)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	65,480	30,516	64,090	28,897

Diluted	65,954	30,658	64,452	28,968

EARNINGS PER SHARE
Basic and diluted net income (loss) per share from:
Continuing operations	$0.03	$(0.03)	$0.02	$(0.10)
Discontinued operations	0.01	(0.01)	0.01	(0.04)

Basic and diluted net income (loss) per share	$0.04	$(0.04)	$0.03	$(0.14)

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)

FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	Second Quarter		First Six Months
	2013	2012	2013	2012

Net income (loss)	$6,670	$(356)	$8,553	$(3,161)

Other comprehensive income (loss), net of tax:
Changes in unrealized gain/loss on derivatives	710	(280)	817	(280)
Total other comprehensive income (loss)	710	(280)	817	(280)

Comprehensive income (loss)	7,380	(636)	9,370	(3,441)

Comprehensive income (loss) attributable to noncontrolling interest:
Operating Partnership	166	(326)	143	(1,396)
Joint venture	89	—	52	—

Comprehensive income (loss) attributable to Summit Hotel Properties, Inc.	7,125	(310)	9,175	(2,045)

Preferred dividends	(3,844)	(1,157)	(6,296)	(2,313)

Comprehensive income (loss) attributable to common stockholders	$3,281	$(1,467)	$2,879	$(4,358)

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except share amounts)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

						Accumulated
	Shares of		Shares of			Other	Accumulated	Total	Noncontrolling Interests
	Preferred	Preferred	Common	Common	Additional	Comprehensive	Deficit and	Stockholders’	Operating		Total
	Stock	Stock	Stock	Stock	Paid-In Capital	Income (Loss)	Distributions	Equity	Partnership	Joint Venture	Equity

BALANCES, DECEMBER 31, 2012	5,000,000	$50	46,159,652	$462	$468,820	$(528)	$(31,985)	$436,819	$36,718	$—	$473,537

Net proceeds from sale of common stock	—	—	17,250,000	172	147,867	—	—	148,039	—	—	148,039
Net proceeds from sale of preferred stock	3,400,000	34	—	—	81,689	—	—	81,723	—	—	81,723
Common stock redemption of common units	—	—	2,228,544	23	6,727	—	—	6,750	(6,750)	—	—
Contribution by noncontrolling interests in joint venture	—	—	—	—	—	—	—	—	—	7,500	7,500
Dividends paid	—	—	—	—	—	—	(21,140)	(21,140)	(703)	—	(21,843)
Equity-based compensation	—	—	324,341	3	1,267	—	—	1,270	—	—	1,270
Other comprehensive income (loss)	—	—	—	—	—	779	—	779	38	—	817
Net income (loss)	—	—	—	—	—	—	8,396	8,396	105	52	8,553

BALANCES, JUNE 30, 2013	8,400,000	$84	65,962,537	$660	$706,370	$251	$(44,729)	$662,636	$29,408	$7,552	$699,596

BALANCES, DECEMBER 31, 2011	2,000,000	$20	27,278,000	$273	$288,902	$—	$(11,020)	$278,175	$41,274	$—	$319,449

Regristration and offering costs	—	—	—	—	(349)	—	—	(349)	—	—	(349)
Common stock redemption of common units	—	—	3,270,062	33	(9,061)	—	—	(9,028)	9,028	—	—
Dividends paid	—	—	—	—	—	—	(8,830)	(8,830)	(1,905)	—	(10,735)
Equity-based compensation	—	—	208,027	2	419	—	—	421	94	—	515
Other comprehensive income (loss)	—	—	—	—	—	(229)	—	(229)	(51)	—	(280)
Net income (loss)	—	—	—	—	—	—	(1,816)	(1,816)	(1,345)	—	(3,161)

BALANCES, JUNE 30, 2012	2,000,000	$20	30,756,089	$308	$279,911	$(229)	$(21,666)	$258,344	$47,095	$—	$305,439

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	First Six Months
	2013	2012

OPERATING ACTIVITIES
Net income (loss)	$8,553	$(3,161)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	24,814	16,658
Amortization of prepaid lease	24	24
Loss on impairment of assets	1,500	2,098
Equity-based compensation	1,270	515
Deferred tax asset	567	(776)
(Gain) loss on disposal of assets	(1,666)	187
(Gain) loss on derivative financial instruments	(2)	1
Changes in operating assets and liabilities:
Restricted cash released (funded)	(721)	201
Trade receivables	(6,250)	(3,183)
Prepaid expenses and other	(940)	939
Accounts payable and accrued expenses	7,765	(365)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	34,914	13,138

INVESTING ACTIVITIES
Acquisitions of hotel properties	(388,456)	(50,525)
Investment in hotel properties under development	(154)	—
Acquisition of land held for development	(2,800)	—
Improvements and additions to hotel properties	(18,292)	(11,666)
Purchases of office furniture and equipment	(316)	—
Proceeds from asset dispositions, net of closing costs	25,094	16,786
Restricted cash released (funded)	(14,156)	(1,845)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(399,080)	(47,250)

FINANCING ACTIVITIES
Proceeds from issuance of debt	268,150	127,085
Principal payments on debt	(96,810)	(78,859)
Financing fees on debt	(2,160)	(1,944)
Proceeds from equity offerings, net of offering costs	237,262	(349)
Dividends paid and distributions to members	(21,843)	(10,735)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	384,599	35,198

Net change in cash and cash equivalents	20,433	1,086

CASH AND CASH EQUIVALENTS
Beginning of period	13,980	10,537

End of period	$34,413	$11,623

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$8,495	$7,657

Capitalized interest	$154	$—

Cash payments for income taxes, net of refunds	$676	$317

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL OP, LP

CONSOLIDATED BALANCE SHEETS (in thousands, except unit amounts)

JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	June 30,	December 31,
	2013	2012
ASSETS

Investment in hotel properties, net	$1,112,608	$734,362
Investment in hotel properties under development	10,457	10,303
Land held for development	18,475	15,802
Assets held for sale	12,339	4,836
Cash and cash equivalents	34,413	13,980
Restricted cash	27,809	3,624
Trade receivables	11,728	5,478
Prepaid expenses and other	6,251	5,311
Derivative financial instruments	199	—
Deferred charges, net	9,696	8,895
Deferred tax asset	3,430	3,997
Other assets	4,137	4,201
TOTAL ASSETS	$1,251,542	$810,789

LIABILITIES AND EQUITY

LIABILITIES
Debt	$517,485	$312,613
Accounts payable	7,469	5,013
Accrued expenses	26,973	18,985
Derivative financial instruments	19	641
TOTAL LIABILITIES	551,946	337,252

COMMITMENTS AND CONTINGENCIES

EQUITY
Summit Hotel Properties, Inc., 65,962,537 and 46,159,652 common units outstanding at June 30, 2013 and December 31, 2012, respectively, and 8,400,000 and 5,000,000 preferred units outstanding at June 30, 2013 and December 31, 2012, respectively (preferred units liquidation preference of $211,382 at June 30, 2013 and $125,717 at December 31, 2012)	662,636	436,819
Unaffiliated limited partners, 2,997,831 and 5,226,375 common units outstanding at June 30, 2013 and December 31, 2012, respectively	29,408	36,718
Total partners’ equity	692,044	473,537
Noncontrolling interests in joint venture	7,552	—
TOTAL EQUITY	699,596	473,537

TOTAL LIABILITIES AND EQUITY	$1,251,542	$810,789

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL OP, LP

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts)

FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	Second Quarter		First Six Months
	2013	2012	2013	2012

REVENUE
Room revenue	$79,075	$41,842	$139,164	$77,569
Other hotel operations revenue	4,021	1,636	7,143	3,229
Total revenue	83,096	43,478	146,307	80,798

EXPENSES
Hotel operating expenses:
Rooms	21,954	11,904	39,575	22,379
Other direct	9,977	5,393	18,221	10,347
Other indirect	21,340	11,387	37,582	21,533
Other	274	221	487	422
Total hotel operating expenses	53,545	28,905	95,865	54,681
Depreciation and amortization	13,291	7,711	24,447	15,266
Corporate general and administrative:
Salaries and other compensation	2,294	1,622	4,715	2,560
Other	1,728	409	2,384	1,292
Hotel property acquisition costs	786	1,170	1,440	1,750
Total expenses	71,644	39,817	128,851	75,549

Income (loss) from operations	11,452	3,661	17,456	5,249

OTHER INCOME (EXPENSE)
Interest income	18	1	36	2
Other income	63	475	223	475
Interest expense	(4,899)	(4,184)	(8,971)	(7,379)
Gain (loss) on disposal of assets	—	(187)	6	(187)
Gain (loss) on derivative financial instruments	2	(1)	2	(1)
Total other income (expense)	(4,816)	(3,896)	(8,704)	(7,090)

Income (loss) form continuing operations before income tax	6,636	(235)	8,752	(1,841)

Income tax (expense) benefit	(351)	73	(761)	220

Income (loss) from continuing operations	6,285	(162)	7,991	(1,621)

Income (loss) from discontinued operations	385	(194)	562	(1,540)

Net income (loss)	6,670	(356)	8,553	(3,161)

Net income (loss) attributable to noncontrolling interest in joint venture	89	—	52	—

Net income (loss) attributable to Summit Hotel OP, LP	6,581	(356)	8,501	(3,161)

Preferred dividends	(3,844)	(1,157)	(6,296)	(2,313)

Net income (loss) attributable to common unit holders	$2,737	$(1,513)	$2,205	$(5,474)

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	68,478	37,382	67,236	37,380

Diluted	68,952	37,524	67,598	37,451

EARNINGS PER UNIT
Basic and diluted net income (loss) per unit from:
Continuing operations	$0.03	$(0.03)	$0.02	$(0.11)
Discontinued operations	0.01	(0.01)	0.01	(0.04)

Basic and diluted net income (loss) per unit	$0.04	$(0.04)	$0.03	$(0.15)

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL OP, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)

FOR THE QUARTER AND SIX MONTHS ENDED JUNE30, 2013 AND 2012 (UNAUDITED)

	Second Quarter		First Six Months
	2013	2012	2013	2012

Net income (loss)	$6,670	$(356)	$8,553	$(3,161)

Other comprehensive income (loss), net of tax:
Changes in unrealized gain/loss on derivatives	710	(280)	817	(280)
Total other comprehensive income (loss)	710	(280)	817	(280)

Comprehensive income (loss)	7,380	(636)	9,370	(3,441)

Comprehensive income (loss) attributable to noncontrolling interest in joint venture	89	—	52	—

Comprehensive income (loss) attributable to Summit Hotel OP, LP	7,291	(636)	9,318	(3,441)

Preferred dividends	(3,844)	(1,157)	(6,296)	(2,313)

Comprehensive income (loss) attributable to common unit holders	$3,447	$(1,793)	$3,022	$(5,754)

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL OP, LP

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	Preferred	Common
			Total	Noncontrolling
	Summit Hotel	Summit Hotel	Unaffiliated Limited	Interests in	Total
	Properties, Inc.	Properties, Inc.	Partners’ Equity	Joint Venture	Equity

BALANCES, DECEMBER 31, 2012	$120,328	$316,491	$36,718	$—	$473,537

Contributions	81,723	148,039	—	7,500	237,262
Common stock redemption of common units	—	6,750	(6,750)	—	—
Distributions	(6,296)	(14,844)	(703)	—	(21,843)
Equity-based compensation	—	1,270	—	—	1,270
Other comprehensive income (loss)	—	779	38	—	817
Net income (loss)	6,296	2,100	105	52	8,553

BALANCES, JUNE 30, 2013	$202,051	$460,858	$29,408	$7,552	$699,596

BALANCES, DECEMBER 31, 2011	$47,875	$230,300	$41,274	$—	$319,449

Registration and offering costs	—	(349)	—	—	(349)
Common stock redemption of common units	—	(9,028)	9,028	—	—
Distributions	(2,313)	(6,517)	(1,905)	—	(10,735)
Equity-based compensation	—	421	94	—	515
Other comprehensive income (loss)	—	(229)	(51)	—	(280)
Net income (loss)	2,313	(4,129)	(1,345)	—	(3,161)

BALANCES, JUNE 30, 2012	$47,875	$210,469	$47,095	$—	$305,439

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL OP, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	First Six Months
	2013	2012

OPERATING ACTIVITIES
Net income (loss)	$8,553	$(3,161)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	24,814	16,658
Amortization of prepaid lease	24	24
Loss on impairment of assets	1,500	2,098
Equity-based compensation	1,270	515
Deferred tax asset	567	(776)
(Gain) loss on disposal of assets	(1,666)	187
(Gain) loss on derivative financial instruments	(2)	1
Changes in operating assets and liabilities:	—	—
Restricted cash released (funded)	(721)	201
Trade receivables	(6,250)	(3,183)
Prepaid expenses and other	(940)	939
Accounts payable and accrued expenses	7,765	(365)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	34,914	13,138
INVESTING ACTIVITIES
Acquisitions of hotel properties	(388,456)	(50,525)
Investment in hotel properties under development	(154)	—
Acquisition of land held for development	(2,800)	—
Improvements and additions to hotel properties	(18,292)	(11,666)
Purchases of office furniture and equipment	(316)	—
Proceeds from asset dispositions, net of closing costs	25,094	16,786
Restricted cash released (funded)	(14,156)	(1,845)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(399,080)	(47,250)
FINANCING ACTIVITIES
Proceeds from issuance of debt	268,150	127,085
Principal payments on debt	(96,810)	(78,859)
Financing fees on debt	(2,160)	(1,944)
Contributions	237,262	(349)
Distributions	(21,843)	(10,735)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	384,599	35,198

Net change in cash and cash equivalents	20,433	1,086

CASH AND CASH EQUIVALENTS
Beginning of period	13,980	10,537

End of period	$34,413	$11,623

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$8,495	$7,657

Capitalized interest	$154	$—

Cash payments for income taxes, net of refunds	$676	$317

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -      DESCRIPTION OF BUSINESS

Summit Hotel Properties, Inc. (the “Company”) is a self-advised hotel investment company that was organized on June 30, 2010 as a Maryland corporation. The Company holds both general and limited partnership interests in Summit Hotel OP, LP (the “Operating Partnership”), a Delaware limited partnership also organized on June 30, 2010. Unless the context otherwise requires, “we” and “our” refer to the Company and the Operating Partnership collectively.

At June 30, 2013, our portfolio consists of 95 upscale, upper midscale and midscale hotel properties containing 11,127 guestrooms located in 24 states. Of our 95 hotel properties, three are classified as held for sale. Our hotel properties are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiaries (“TRSs”). We indirectly own 100% of the outstanding equity interests in all but one of our TRS Lessees. We indirectly own an 80% controlling interest in the TRS Lessee associated with the recently acquired Holiday Inn Express & Suites in San Francisco, CA.

NOTE 2 -      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, and their subsidiaries, including joint ventures. The accompanying consolidated financial statements of the Operating Partnership include the accounts of the Operating Partnership and its subsidiaries, including joint ventures. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

We prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for second quarter and first six months 2013 may not be indicative of the results that may be expected for the full year 2013. For further information, please read the financial statements included in our Form 10-K for the year ended December 31, 2012.

We made certain reclassifications to the second quarter and first six months 2012 financial information to conform to our 2013 presentation, which included the reclassification of $0.7 million in second quarter and $1.3 million in first six months of food and beverage costs previously included as a reduction of other hotel operations revenue to other direct expenses. These reclassifications had no effect on previously reported results of operations or equity.

Noncontrolling Interests

Noncontrolling interests represent the portion of equity in a subsidiary held by owners other than the consolidating parent. Noncontrolling interests are reported in the consolidated balance sheets within equity, separately from stockholders’ equity. Revenue, expenses and net income (loss) attributable to both the Company and the noncontrolling interests are reported in the consolidated statements of operations.

Our consolidated financial statements include noncontrolling interests related to Common Units of the Operating Partnership held by unaffiliated third parties and third-party ownership of joint ventures.

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

New Accounting Standards

In first quarter 2013, we adopted Accounting Standards Update (“ASU”) 2013—02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013—02 requires an entity to separately provide information about the effects on net income of certain significant amounts reclassified out of each component of accumulated other comprehensive income.

Adoption of this new standard did not have a material effect on the consolidated financial statements of the Company or our Operating Partnership.

NOTE 3 -      HOTEL PROPERTY ACQUISITIONS

Hotel property acquisitions in first six months 2013 and 2012 include (in thousands):

Date Acquired	Franchise/Brand	Location	Purchase Price	Debt Assumed

First Six Months 2013
January 22	Hyatt Place	Chicago (Hoffman Estates), IL	$9,230	$—
January 22	Hyatt Place	Orlando (Convention), FL	12,252	—
January 22	Hyatt Place	Orlando (Universal), FL	11,843	—
February 11	IHG / Holiday Inn Express & Suites (1)	San Francisco, CA	60,500	23,423
March 11	SpringHill Suites by Marriott	New Orleans, LA	33,500	—
March 11	Courtyard by Marriott	New Orleans (Convention), LA	31,500	—
March 11	Courtyard by Marriott	New Orleans (French Quarter), LA	26,000	—
March 11	Courtyard by Marriott	New Orleans (Metairie), LA	24,000	—
March 11	Residence Inn by Marriott	New Orleans (Metairie), LA	20,000	—
April 30	Hilton Garden Inn	Greenville, SC	15,250	—
May 21	IHG / Holiday Inn Express & Suites	Minneapolis (Minnetonka), MN	6,900	3,724
May 21	Hilton Garden Inn	Minneapolis (Eden Prairie), MN	10,200	6,385
May 23	Fairfield Inn & Suites by Marriott	Louisville, KY	25,023	—
May 23	SpringHill Suites by Marriott	Louisville, KY	39,138	—
May 23	Courtyard by Marriott	Indianapolis, IN	58,634	—
May 23	SpringHill Suites by Marriott	Indianapolis, IN	30,205	—

Total First Six Months 2013		16 hotel properties	$414,175	$33,532

First Six Months 2012
January 12	Courtyard by Marriott (2)	Atlanta, GA	$28,900	$19,011
February 28	Hilton Garden Inn	Birmingham (Liberty Park), AL	11,500	—
February 28	Hilton Garden Inn	Birmingham (Lakeshore), AL	8,625	—
May 16	Courtyard by Marriott	Dallas (Arlington), TX	15,000	—
May 16	Hilton Garden Inn	Nashville (Smyrna), TN	11,500	8,708
June 21	Hilton / Hampton Inn & Suites	Nashville (Smyrna), TN	8,000	5,384

Total First Six Months 2012		6 hotel properties	$83,525	$33,103

(1)             This hotel property was acquired by a joint venture in which we own an 80% controlling interest.

(2)             We acquired a 90% controlling interest in this hotel property and we are obligated to acquire the remaining ownership in 2016 for $0.4 million. The $0.4 million has been accrued as a liability and is included in the purchase price above.

In connection with the January 22, 2013 Hyatt Place acquisitions, we acquired a land parcel in Orlando, FL valued at $2.8 million that is classified as land held for development.

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions follows (in thousands):

	First Six Months
	2013	2012

Land	$57,276	$8,197
Hotel buildings and improvements	341,903	71,603
Furniture, fixtures and equipment	14,996	3,725
Land held for development	2,800	—
Other assets	9,308	338
Total assets acquired	426,283	83,863
Debt assumed	33,532	33,103
Other liabilities	1,495	235
Net assets acquired	$391,256	$50,525

The allocations for certain of the acquisitions are based on preliminary information and are, therefore, subject to change.

Total revenues and net income (loss) for hotel properties acquired in first six months 2013 and 2012, which are included in our consolidated statements of operations follow (in thousands):

	Second Quarter			First Six Months
	2013 Acquisitions	2012 Acquisitions		2013 Acquisitions	2012 Acquisitions
	2013	2013	2012	2013	2013	2012

Revenues	$20,634	$5,936	$3,982	$27,413	$11,375	$5,780

Net income (loss)	$4,585	$624	$476	$5,721	$923	$607

The results of operations of acquired hotel properties are included in the consolidated statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information presents the results of operations as if all acquisitions in 2012 and first six months 2013 had taken place on January 1, 2012. The unaudited condensed pro forma information excludes discontinued operations, is for comparative purposes only, and is not necessarily indicative of what actual results of operations would have been had the hotel property acquisitions taken place on January 1, 2012. This information does not purport to represent results of operations for future periods.

The unaudited condensed pro forma financial information for 2013 and 2012 follows (in thousands, except per share):

	Second Quarter		First Six Months
	2013	2012	2013	2012

Revenues	$89,246	$84,062	$170,246	$160,828

Net income (loss)	$9,317	$11,474	$18,123	$17,498

Net income (loss) per share attributable to common stockholders - basic and diluted	$0.08	$0.27	$0.17	$0.40

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 -      INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties includes (in thousands):

	June 30,	December 31,
	2013	2012

Land	$154,514	$105,571
Hotel buildings and improvements	969,661	649,699
Furniture, fixtures and equipment	142,338	124,385
	1,266,513	879,655
Less accumulated depreciation	153,905	145,293

	$1,112,608	$734,362

NOTE 5 -      ASSETS HELD FOR SALE

Assets held for sale include (in thousands):

	June 30,	December 31,
	2013	2012

Land	$5,972	$3,092
Hotel buildings and improvements	5,975	1,474
Furniture, fixtures and equipment	392	270

	$12,339	$4,836

At June 30, 2013, assets held for sale included the Hampton Inn, Fairfield Inn & Suites, and a land parcel in Boise, ID; the SpringHill Suites in Lithia Springs, GA; and land parcels in Missoula, MT and Houston, TX. All of these properties are under contract to sell.

At December 31, 2012, assets held for sale included the Missoula land parcel; the AmericInn & Suites in Golden, CO, which was sold on January 15, 2013; and a land parcel in Jacksonville, FL, which was sold on February 27, 2013.

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 -      DEBT

Our debt is comprised of a $92.0 million senior secured interim loan associated with our May 23, 2013 acquisition of four hotel properties, a $150.0 million senior secured revolving credit facility, and term loans secured by various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 4.37% at June 30, 2013 and 5.15% at December 31, 2012, respectively. Our total fixed-rate and variable-rate debt, after giving effect to our interest rate derivatives, follows (in thousands):

	June 30,	December 31,
	2013	2012

Fixed-rate debt	$326,775	$229,587
Variable-rate debt	190,710	83,026

	$517,485	$312,613

Information about the fair value of our fixed-rate debt that is not recorded at fair value follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique

Fixed-rate debt not recorded at fair value	$286,616	$279,924	$188,565	$193,448	Level 2 - Market approach

At June 30, 2013 and December 31, 2012, we had variable rate debt of $40.2 million and $41.0 million, respectively, which had effectively been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value.

$92 Million Senior Secured Interim Loan

On May 23, 2013, we closed on a $92.0 million variable rate senior secured interim loan with KeyBank National Association (KeyBank) and Regions Bank, which matures on November 23, 2013. This loan is secured by a pledge of the equity interest in the subsidiaries that own the Fairfield Inn & Suites and SpringHill Suites in Louisville, KY and the Courtyard by Marriott and SpringHill Suites in Indianapolis, IN, and is cross-defaulted with our $150 million senior secured revolving credit facility. The interim loan may be extended for an additional six months, subject to certain conditions, including securing mortgages and entry into typical security and loan agreements on the hotel properties noted above. The variable rate at June 30, 2013 was 2.44%.

$150 Million Senior Secured Revolving Credit Facility

In January 2013, we removed the AmericInn and Fairfield Inn in Golden, CO from the borrowing base of our senior secured revolving credit facility.

In May 2013, we amended our senior secured revolving credit facility to increase the allowed collateral concentration in any given metropolitan statistical area from 20% to 30%. We also added the Courtyard by Marriott and Springhill Suites in New Orleans, LA to the borrowing base. The addition of these hotel properties increased availability on the senior secured revolving credit facility by $36.7 million.

At June 30, 2013, the maximum amount of borrowing permitted under the terms of this facility was $150.0 million, of which we had $96.6 million borrowed, $5.2 million in standby letters of credit and $48.2 million available to borrow.

Term Loans

On January 14, 2013, we paid off two variable rate term loans with First National Bank of Omaha that were secured by three hotel properties. These loans totaled $22.8 million and had maturity dates of July 2013 and February 2014. There were no associated prepayment penalties.

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On January 25, 2013, we closed on a $29.4 million term loan with KeyBank with a fixed rate of 4.46%. This term loan matures on February 1, 2023, amortizes over 30 years, and is secured by four of the Hyatt Place hotels we acquired in October 2012. These hotels are located in Chicago (Lombard), IL; Denver (Lone Tree), CO; Denver (Englewood), CO; and Dallas (Arlington), TX.

On February 11, 2013, as a part of our acquisition (through a joint venture) of the Holiday Inn Express & Suites in San Francisco, CA, we assumed a $23.4 million term loan with Greenwich Capital Financial Products, Inc. This loan has a fixed interest rate of 6.2%, matures on January 6, 2016, and amortizes over 30 years.

On March 7 and 8, 2013, we closed on two additional term loans with KeyBank, which mature on April 1, 2023, and amortize over 30 years. A $22.7 million term loan with a fixed rate of 4.52% is secured by three of the Hyatt hotels we acquired in October 2012. These hotels include a Hyatt House in Denver (Englewood), CO and Hyatt Place hotels in Baltimore (Owings Mills), MD and Scottsdale, AZ. A $22.0 million term loan with a fixed rate of 4.3% is secured by the three Hyatt Place hotels we acquired in January 2013. These hotels are located in Chicago (Hoffman Estates), IL; Orlando (Convention), FL; and Orlando (Universal), FL.

On May 1, 2013, we paid off a 4.95% fixed rate loan with MetaBank. This loan totaled $6.7 million and had a maturity date of February 1, 2017.

On May 21, 2013, as a part of our acquisition of the Holiday Inn Express & Suites in Minneapolis (Minnetonka), MN, we assumed a $3.7 million term loan with Wells Fargo Bank, National Association (Wells Fargo). This loan has a fixed rate of 5.53%, matures on October 1, 2015, and amortizes over 25 years.

Also on May 21, 2013, as a part of our acquisition of the Hilton Garden Inn in Minneapolis (Eden Prairie), MN, we assumed a $6.4 million term loan with Wells Fargo. This loan has a fixed rate of 5.57%, matures on January 1, 2016, and amortizes over 25 years.

NOTE 7 -      COMMITMENTS AND CONTINGENCIES

Pending Hotel Property Acquisitions

We are obligated to fund the remaining $10.0 million of a $20.3 million first mortgage loan on a hotel property located in downtown Minneapolis, MN. The loan represents a portion of the total acquisition and renovation costs expected to be incurred to convert the property to a Hyatt Place hotel. Subject to certain conditions including the successful conversion of the property, estimated to be completed in fourth quarter 2013, we plan to purchase the property for an estimated $31.0 million, which will include forgiveness of the loan as partial purchase price consideration. We cannot provide assurance that we will acquire this hotel property.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business; however, we are not currently aware of any actions against us that we believe would have a material impact on our financial condition or results of operations.

NOTE 8 -      EQUITY

Common Stock

In first six months 2013, we issued 2,228,544 shares of common stock to limited partners of the Operating Partnership upon redemption of their Common Units.

On January 14, 2013, we completed an underwritten public offering of 17,250,000 shares of common stock. Net proceeds were $148.0 million, after the underwriting discount and offering-related expenses of $7.3 million.

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On March 1, 2013, we issued 292,090 shares of common stock to our executive officers pursuant to our 2011 Equity Incentive Plan. On June 13, 2013, we issued 29,228 shares of common stock to our directors pursuant to our 2011 Equity Incentive Plan. In first six months 2013, we issued 3,023 shares of common stock in lieu of cash for director fees.

Preferred Stock

On March 20, 2013, we completed an underwritten public offering of 3,400,000 shares of 7.125% Series C Cumulative Redeemable Preferred Stock. Net proceeds were $81.7 million, after the underwriting discount and offering-related expenses of $3.3 million.

Our Series C Preferred Stock has a $25 per share liquidation preference and pays dividends at an annual rate of $1.78125 per share. Dividend payments are made quarterly in arrears on or about the last day of February, May, August and November of each year.

Noncontrolling Interests in Operating Partnership

Pursuant to the limited partnership agreement, beginning February 14, 2012, the unaffiliated third parties who hold Common Units in our Operating Partnership have the right to cause us to redeem their Common Units in exchange for cash, based upon the fair value of an equivalent number of our shares of common stock at the time of redemption, or at our option, shares of our common stock on a one-for-one basis. The number of shares of our common stock issuable upon redemption of Common Units may be adjusted upon the occurrence of certain events such as share dividends, share subdivisions or combinations.

In first six months 2013, we redeemed 2,228,544 Common Units for 2,228,544 shares of our common stock.

At June 30, 2013 and December 31, 2012, unaffiliated third parties owned 2,997,831 and 5,226,375 Common Units of the Operating Partnership, representing 4.3% and 10.1% limited partnership interest in the Operating Partnership, respectively.

We classify outstanding Common Units held by unaffiliated third parties as noncontrolling interests in the Operating Partnership, a component of equity in the Company’s consolidated balance sheets. The portion of net income (loss) allocated to these Common Units is reported on the Company’s consolidated statement of operations as net income (loss) attributable to noncontrolling interests of the Operating Partnership.

Noncontrolling Interests in Joint Venture

On February 11, 2013, we formed a joint venture with an affiliate of IHG to purchase a Holiday Inn Express & Suites in San Francisco, CA. We own an 80% controlling interest in the joint venture and our partner owns a 20% interest. We classify our partner’s 20% interest as noncontrolling interest in joint venture on our consolidated balance sheets. The portion of net income (loss) allocated to our partner is reported on our consolidated statements of operations as net income (loss) attributable to noncontrolling interests of joint venture.

NOTE 9 -      EQUITY-BASED COMPENSATION

Our equity-based awards were issued under our 2011 Equity Incentive Plan which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based award or incentive awards up to an aggregate of 2,318,290 shares of common stock. Stock options granted may be either incentive stock options or nonqualified

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

stock options. Vesting terms may vary with each grant, and stock option terms are generally ten years. We have outstanding equity-based awards in the form of stock options and restricted stock awards. All of our existing equity-based awards are classified as equity awards.

Stock Options

Stock option activity for first six months 2013 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value (Current Value Less Exercise Price)
		(Per share)	(In years)	(in thousands)
Outstanding, December 31, 2012	893,000	$9.75	—	$—
Granted	—
Exercised	—
Forfeited	—

Outstanding, June 30, 2013	893,000	$9.75	8	$—

Exercisable, June 30, 2013	357,200	$9.75	8	$—

At June 30, 2013, the exercise price of our outstanding options exceeds the market price of our common stock.

Time-Based Restricted Stock Awards

On March 1, 2013, we awarded time-based restricted stock awards for 106,518 shares of common stock to our executive officers. These awards vest over a three year period based on continued service (25% on February 28, 2014 and 2015 and 50% on February 28, 2016), or upon a change in control. The holders of these awards have the right to vote the related shares of common stock and receive all dividends declared and paid whether or not vested.

Time-based restricted stock activity for first six months 2013 follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(Per share)	(In thousands)
Non-vested, December 31, 2012	82,603	$7.78	$—
Granted	106,518	$9.78
Vested	27,535	$7.78
Forfeited	—

Non-vested, June 30, 2013	161,586	$9.10	$1,527

Performance-Based Restricted Stock Awards

On March 1, 2013, we awarded performance-based restricted stock awards for 185,572 shares of common stock to our executive officers. These awards vest ratably over the next three years (2013, 2014 and 2015) subject to the attainment of certain performance goals and continued service, or upon a change in control. The holders of these awards have the right to vote the related shares of common stock and any dividends declared will be accumulated and will be subject to the same vesting conditions as the awards.

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Performance-based restricted stock activity for first six months 2013 follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(Per share)	(In thousands)
Non-vested, December 31, 2012	82,602	$7.78	$—
Granted	185,572	$9.78
Vested	—
Forfeited	—

Non-vested, June 30, 2013	268,174	$9.16	$2,534

Director Stock Awards

On June 13, 2013, we granted 29,228 shares of common stock to our directors as a part of their compensation plan. These shares vested upon grant.

Our directors have the option to receive shares of our common stock in lieu of cash for their director fees. In first six months 2013, we issued 3,023 shares of common stock for director fees.

Equity-Based Compensation Expense

Equity-based compensation expense for second quarter and first six months 2013 and 2012 follows (in thousands):

	Second Quarter		First Six Months
	2013	2012	2013	2012

Included in corporate general and administrative salaries and other compensation in the statements of operations:
Stock options	$156	$126	$311	$252
Time-based restricted stock	167	72	276	72
Performance-based restricted stock	231	71	371	71

	554	269	958	395
Included in corporate general and administrative other in the statements of operations:
Director stock	295	120	312	120

	$849	$389	$1,270	$515

The amount of expense may be subject to adjustment in future periods depending upon the attainment of specific goals, which affect the vesting of the performance-based restricted stock, or a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards was $5.0 million at June 30, 2013. We expect to recognize this cost over a remaining weighted-average period of two years.

NOTE 10 -    LOSS ON IMPAIRMENT OF ASSETS

In first six months 2013, we recognized a loss on impairment of assets of $1.5 million related to the Courtyard by Marriott in Memphis, TN and the SpringHill Suites in Lithia Springs, GA. The Memphis hotel property was sold on May 30, 2013, and the Lithia Springs hotel property was classified as held for sale at June 30, 2013 and is under contract to sell. The operating results of these hotel properties, including impairment charges, are included in discontinued operations.

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In first six months 2012, we recognized a loss on impairment of assets of $2.1 million related to the AmericInn in Twin Falls, ID and the AmericInn in Missoula, MT. The Twin Falls hotel property was sold on May 16, 2012 and the Missoula hotel property was classified as held for sale at June 30, 2012 and subsequently sold on August 15, 2012. The operating results of these hotel properties, including impairment charges, are included in discontinued operations.

NOTE 11 -    DERIVITIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at June 30, 2013 and December 31, 2012 follows (dollars in thousands):

	June 30, 2013			December 31, 2012
	Number of Instruments	Notional Amount	Fair Value	Number of Instruments	Notional Amount	Fair Value

Interest rate swaps (asset)	3	$29,899	$199	—	$—	$—
Interest rate swaps (liability)	1	10,428	(19)	4	41,095	(641)
	4	$40,327	$180	4	$41,095	$(641)

Our interest rate swaps are designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At June 30, 2013, three of our swaps were in an asset position and one was in a liability position. At December 31, 2012, all of our swaps were in a liability position. We have not posted any collateral related to these agreements and are not in breach of any financial provisions of the agreements. If we had breached any agreement provisions, we could have been required to settle our obligation under the agreement that was in a liability position at its termination value of less than $0.1 million at June 30, 2013.

Details of the location in the financial statements of the loss recognized on derivative financial instruments designated as cash flow hedges follow (in thousands):

	Second Quarter		First Six Months
	2013	2012	2013	2012

Gain (loss) recognized in accumulated other comprehensive income on derivative financial instruments (effective portion)	$623	$(296)	$645	$(296)

Gain (loss) reclassified from accumulated other comprehensive income to interest expense (effective portion)	$(87)	$(16)	$(173)	$(16)

Gain (loss) recognized in gain (loss) on derivative financial instruments (ineffective portion and amounts excluded from effectiveness testing)	$2	$(1)	$2	$(1)

Amounts reported in accumulated other comprehensive income related to derivative financial instruments will be reclassified to interest expense as interest payments are made on the hedged variable-rate debt.

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 -    DISCONTINUED OPERATIONS

We have adjusted our consolidated statement of operations for first six months 2013 and 2012 to reflect the operations of hotel properties sold or classified as held for sale in discontinued operations. Discontinued operations include the following hotel properties that have been sold:

•                  Hampton Inn, Holiday Inn Express, and AmericInn in Twin Falls, ID — sold May 2012;

•                  AmericInn in Missoula, MT — sold August 2012;

•                  Courtyard by Marriott in Missoula, MT — sold December 2012;

•                  AmericInn & Suites in Golden, CO — sold January 2013;

•                  Hampton Inn in Denver, CO — sold February 2013;

•                  Holiday Inn and Holiday Inn Express in Boise, ID — sold May 2013; and

•                  Courtyard by Marriott in Memphis, TN — sold May 2013.

In addition, discontinued operations also include the following hotel properties that were classified as held for sale at June 30, 2013:

•                  Hampton Inn and Fairfield Inn & Suites in Boise, ID and

•                  SpringHill Suites in Lithia Springs, GA.

Condensed results of operations for the hotel properties included in discontinued operations follow (in thousands):

	Second Quarter		First Six Months
	2013	2012	2013	2012

REVENUE	$1,972	$5,436	$4,776	$9,814

Hotel operating expenses	1,541	3,950	3,844	7,623
Depreciation and amortization	33	467	367	1,392
Loss on impairment of assets	—	1,166	1,500	2,098

Income (loss) from hotel operations	398	(147)	(935)	(1,299)
Interest expense	27	121	109	451
(Gain) loss on disposal of assets	(26)	—	(1,660)	—

Income (loss) before taxes	397	(268)	616	(1,750)

Income tax (expense) benefit	(12)	74	(54)	210

Income (loss) from discontinued operations	$385	$(194)	$562	$(1,540)

Income (loss) from discontinued operations attributable to noncontrolling interest	$17	$(28)	$26	$(392)

Income (loss) from discontinued operations attributable to common stockholders	$368	$(166)	$536	$(1,148)

NOTE 13 -    EARNINGS (LOSS) PER SHARE/UNIT

We apply the two-class method of computing earnings per share, which requires the calculation of separate earnings per share amounts for our non-vested, time-based restricted stock awards with nonforfeitable dividends and for our common stock. Our non-vested, time-based restricted stock awards with nonforfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. Our non-vested, time-based restricted stock awards with nonforfeitable dividends do not have such an obligation so they are not allocated losses.

In second quarter 2013, our outstanding stock options had a dilutive effect of 16,725 shares. In second quarter 2012 and the first six months 2013 and 2012, our outstanding stock options were not included in the computation of diluted earnings per share, as the options’ exercise price was greater than the average market price of our common shares.

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In second quarter and first six months 2012, our basic and diluted earnings per share are based on basic weighted average common shares outstanding due to our loss from continuing operations.

Summit Hotel Properties, Inc.

A summary of the components used to calculate basic and diluted earnings per share follows (in thousands, except per share):

		Second Quarter		First Six Months
		2013	2012	2013	2012
	Numerator:
	Income (loss) from continuing operations	$6,285	$(162)	$7,991	$(1,621)
Less:	Preferred dividends	3,844	1,157	6,296	2,313
	Allocation to participating securities	18	12	27	12
	Attributable to noncontrolling interest	205	(247)	131	(953)
	Income (loss) attributable to common stockholders from continuing operations	2,218	(1,084)	1,537	(2,993)
	Income (loss) attributable to common stockholders from discontinued operations	368	(166)	536	(1,148)

	Net income (loss) attributable to common stockholders	$2,586	$(1,250)	$2,073	$(4,141)

	Denominator:
	Weighted average common shares outstanding - basic	65,480	30,553	64,090	28,916
	Dilutive effect of equity-based compensation awards	474	142	362	71

	Weighted average common shares outstanding - diluted	65,954	30,695	64,452	28,987

	Earnings per common share - basic and diluted:
	Net income (loss) from continuing operations	$0.03	$(0.03)	$0.02	$(0.10)
	Net income (loss) from discontinued operations	0.01	$(0.01)	0.01	$(0.04)

	Net income (loss)	$0.04	$(0.04)	$0.03	$(0.14)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summit Hotel OP, LP

A summary of the components used to calculate basic and diluted earnings per unit follows (in thousands, except per unit):

		Second Quarter		First Six Months
		2013	2012	2013	2012
	Numerator:
	Income (loss) from continuing operations	$6,285	$(162)	$7,991	$(1,621)
Less:	Preferred dividends	3,844	1,157	6,296	2,313
	Attributable to noncontrolling interest	89	—	52	—
	Income (loss) attributable to common unit holders from continuing operations	2,352	(1,319)	1,643	(3,934)
	Income (loss) attributable to common unit holders from discontinued operations	385	(194)	562	(1,540)

	Net income (loss) attributable to common unit holders	$2,737	$(1,513)	$2,205	$(5,474)

	Denominator:
	Weighted average common units outstanding - basic	68,478	37,383	67,236	37,381
	Dilutive effect of equity-based compensation awards	474	142	362	71

	Weighted average common units outstanding - diluted	68,952	37,525	67,598	37,452

	Earnings per common unit - basic and diluted:
	Net income (loss) from continuing operations	$0.03	$(0.03)	$0.02	$(0.11)
	Net income (loss) from discontinued operations	0.01	(0.01)	0.01	(0.04)

	Net income (loss)	$0.04	$(0.04)	$0.03	$(0.15)

NOTE 14 -    SUBSEQUENT EVENTS

Equity Transactions

On July 1, 2013, we issued 237,860 shares of common stock for Common Units of our Operating Partnership which were tendered for redemption on May 2, 2013.

On August 1, 2013, our Board of Directors declared cash dividends of $0.1125 per share of common stock, $0.578125 per share of 9.25% Series A Cumulative Redeemable Preferred Stock, $0.4921875 per share of 7.875% Series B Cumulative Redeemable Preferred Stock, and $0.4453125 per share of 7.125% Series C Cumulative Redeemable Preferred Stock. These dividends are payable August 30, 2013.

Debt Transactions

On July 22, 2013, we closed on a $38.7 million term loan with KeyBank with a fixed rate of 4.95%. This term loan matures on August 1, 2023, amortizes over 30 years, and is secured by the Fairfield Inn & Suites and SpringHill Suites in Louisville, KY. The proceeds from this new borrowing were used to pay down our $92 million senior secured interim loan.

On July 26, 2013, we closed on an $8.7 million term loan with MetaBank secured by the Hyatt Place in Atlanta, GA. Proceeds of $7.4 million were advanced at closing and additional proceeds of $1.3 million will be available after the Hyatt Place attains a required performance level post renovation. The loan carries a fixed interest rate of 4.25%, matures on August 1, 2018, and amortizes over 20 years. The proceeds from this new borrowing were used to pay down our $150 million senior secured revolving credit facility.

On August 1, 2013, we entered into a new term loan with ING in the principal amount of $34.0 million at a fixed rate of 4.55% with a 25 year amortization and a maturity of August 1, 2038. ING has the right to call the loan in full on March 1, 2019, 2024, 2029 and 2034. Simultaneously, we amended our existing loan with ING to (i) remove the Fairfield Inn & Suites and the Residence Inn, Germantown, TN; the Hampton Inn, Fort Smith, AR; and the Fairfield Inn, Lewisville, TX from the collateral and (ii) remove the $3.9 million in letters of credit from the collateral. We also added the Courtyard by Marriott, Ridgeland, MS; the Hampton Inn & Suites, Ybor, FL; and the Courtyard by Marriott and the Residence

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Inn, Metairie, LA as collateral to the two notes, such that both ING loans are secured by the same 14 hotel properties and are cross-defaulted. The proceeds from this new borrowing were used to pay down our $150 million senior secured revolving credit facility.

Item 2.                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Cautionary Statement About Forward-Looking Statements

This report, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “forecast,” “potential,” “continue,” “likely,” “will,” “would” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenue and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements.  Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•                  financing risks, including the risk of leverage and the corresponding risk of default on our mortgage loans and other debt and potential inability to refinance or extend the maturity of existing indebtedness;

•                  national, regional and local economic conditions;

•                  levels of spending in the business, travel and leisure industries, as well as consumer confidence;

•                  declines in occupancy, average daily rate and revenue per available room and other hotel operating metrics;

•                  hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

•                  financial condition of, and our relationships with third-party property managers and franchisors;

•                  the degree and nature of our competition;

•                  increased interest rates and operating costs;

•                  changes in zoning laws and increases in real property tax rates;

•                  risks associated with potential acquisitions, including the ability to ramp up and stabilize newly acquired hotels with limited or no operating history, and dispositions of hotel properties;

•                  availability of and our ability to retain qualified personnel;

•                  our failure to maintain our qualification as a REIT under the Code;

•                  changes in our business or investment strategy;

•                  availability, terms and deployment of capital;

•                  general volatility of the capital markets and the market price of our shares of common stock;

•                  environmental uncertainties and risks related to natural disasters; and

•                  other factors described under the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012 and in other reports we file from time to time with the SEC.

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We focus primarily on acquiring and owning premium-branded select-service hotels in the upscale and upper midscale segments of the U.S. lodging industry, as these segments are currently defined by Smith Travel Research (“STR”).  Since completion of our IPO on February 14, 2011, we have acquired 40 hotels containing 5,512 guestrooms for purchase prices aggregating $729.6 million. At June 30, 2013, we owned 95 hotels containing 11,127 guestrooms located in 24 states. Except for six hotels, five of which are subject to ground leases and one of which is subject to a PILOT (payment in lieu of taxes) lease, we own our hotels in fee simple. Our hotels are located in markets in which we have extensive experience and that exhibit multiple demand generators, such as business and corporate headquarters, retail centers, airports and tourist attractions.

The majority of our hotels operate under premium franchise brands owned by Marriott International, Inc. (“Marriott”) (Courtyard by Marriott®, SpringHill Suites by Marriott®, Residence Inn by Marriott®, Fairfield Inn & Suites by Marriott®, Fairfield Inn by Marriott®, and TownePlace Suites by Marriott®), Hilton Worldwide (“Hilton”) (Hilton Garden Inn®, Hampton Inn®, Hampton Inn & Suites®, DoubleTree by Hilton®, and Homewood Suites®), an affiliate of Hyatt Hotels Corporation (“Hyatt”) (Hyatt Place® and Hyatt House®), and Intercontinental Hotel Group (“IHG”) (Holiday Inn Express & Suites®, Holiday Inn Express®, Holiday Inn®, and Staybridge Suites®).

At June 30, 2013, our hotels are operated pursuant to hotel management agreements with third party hotel management companies, including the following:

•                  Interstate Management Company, LLC (“Interstate”) and its affiliate, Noble Management Group (“Noble”) — 61 hotel properties;

•                  Select Hotel Group, LLC (“Hyatt Management”) — 11 hotel properties;

•                  Affiliates of Marriott, including Courtyard Management Corporation (“Courtyard Management”), SpringHill SMC Corporation (“SpringHill Management”) and Residence Inn by Marriott (“Residence Inn Management”) — six hotel properties;

•                  White Lodging Services Corporation (“White Lodging”) — four hotel properties;

•                  Kana Hotels, Inc. (“Kana Hotels”) — three hotel properties;

•                  InterMountain Management, LLC (“InterMountain”) and its affiliate, Pillar Hotels and Resorts, LP (“Pillar”) — three hotel properties;

•                  HP Hotels Management Company, Inc. (“HP Hotels”) — two hotel properties;

•                  OTO Development, LLC — two hotel properties;

•                  Affiliates of IHG including IHG Management (Maryland) LLC (“IHG Management”) and Intercontinental Hotels Group Resources, Inc. (“Intercontinental Management”) — two hotel properties; and

•                  Lodging Dynamics — one hotel property.

We believe the hotel management companies engaged by our TRS lessees qualify as “eligible independent contractors” for federal income tax purposes. Our TRS lessees may also employ other hotel managers in the future. We have, and will have, no ownership or economic interest in any of the hotel management companies engaged by our TRS lessees.

Our revenue is derived from hotel operations and consists of room revenue and other hotel operations revenue. As a result of our focus on select-service hotels in the upscale and upper midscale segments of the U.S. lodging industry, substantially all of our revenue is room revenue generated from sales of hotel rooms. We also generate, to a much lesser extent, other hotel operations revenue, which consists of ancillary revenue related to meeting rooms and other guest services provided at our hotels.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to macroeconomic trends. Key drivers of demand include growth in gross domestic product, or GDP, corporate profits, capital investments and employment. Following periods of recession, recovery of room-night demand for lodging historically has lagged improvements in the overall economy. However, in the economic recovery beginning in early 2010, room-night demand has led improvements in the overall economy. Although we expect that our hotels will realize meaningful revenue per available room (“RevPAR”) gains as the economy and lodging industry continue to improve, the risk exists that global and domestic economic conditions may cause the economic recovery to stall, which likely would adversely affect our growth expectations.

While we are guardedly optimistic about macro-economic conditions and their effect on room-night demand, we feel relatively confident that our near-term results will not be adversely affected by increased lodging supply in our markets. Growth in lodging supply typically lags growth in room-night demand. Key drivers of lodging supply include the availability and cost of capital, construction costs, franchise availability, local real estate market conditions, and availability and pricing of existing properties. As a result of scarcity of financing, the severe United States recession and declining operating fundamentals, during 2008 and 2009, many planned hotel developments were cancelled or postponed. Due to continued economic uncertainty, we believe the effect of the severe recession will be prolonged compared with prior recessions, which could limit lodging supply growth.

Our Hotel Property Portfolio

At June 30, 2013, our hotel property portfolio consisted of 95 hotels containing 11,127 guestrooms.  Of these hotels, according to STR’s current chain segment designations, 58 hotels containing 7,419 guestrooms are “upscale,” 34 hotels containing 3,502 guestrooms are “upper midscale” and three hotels containing 206 guestrooms are “midscale.”  Information for our hotel properties by franchisor as of June 30, 2013 follows:

Franchise	Brand	Number of Hotel Properties	Number of Guestrooms
Marriott	Courtyard by Marriott (1)	11	1,662
	SpringHill Suites by Marriott	11	1,344
	Residence Inn by Marriott	7	805
	Fairfield Inn & Suites by Marriott	7	751
	Fairfield Inn by Marriott	5	317
	TownePlace Suites by Marriott	1	90
	Total Marriott	42	4,969
Hilton	Hilton Garden Inn	8	894
	Hampton Inn	6	596
	Hampton Inn & Suites	5	611
	DoubleTree by Hilton	1	127
	Homewood Suites	1	91
	Total Hilton	21	2,319
Hyatt	Hyatt Place	15	2,012
	Hyatt House	1	135
	Total Hyatt	16	2,147
IHG	Holiday Inn Express & Suites (2)	5	619
	Holiday Inn Express	2	185
	Holiday Inn	1	143
	Staybridge Suites	2	213
	Total IHG	10	1,160
Carlson	Country Inn & Suites by Carlson	2	190
AmericInn	AmericInn	2	149
Starwood	Aloft	1	136
Independent	Aspen Hotel & Suites	1	57
Total (3)		95	11,127

(1)                                     We own a 90% controlling interest in the Courtyard by Marriott located in Atlanta, GA with the obligation to acquire the remaining 10% interest in 2016.

(2)                                     We own an 80% controlling interest in the Holiday Inn Express & Suites in San Francisco, CA with an option to acquire the remaining 20% interest beginning in first quarter 2014.

(3)                                    Includes three hotel properties (a 63-room Hampton Inn, a 63-room Fairfield Inn & Suites and a 78-room SpringHill Suites) that are classified as held for sale at June 30, 2013 in our financial statements.

Hotel Property Portfolio Activity

Acquisitions

We acquired 16 hotel properties in the first six months of 2013 and six hotel properties in the first six months of 2012. A summary of these acquisitions follows (dollars in thousands):

Date Acquired	Franchise/Brand	Location	Guest- rooms	Purchase Price	Management Company

First Six Months 2013
January 22	Hyatt Place	Chicago (Hoffman Estates), IL	126	$9,230	Hyatt Management
January 22	Hyatt Place	Orlando (Convention), FL	149	12,252	Hyatt Management
January 22	Hyatt Place	Orland (Universal), FL	151	11,843	Hyatt Management
February 11	IHG / Holiday Inn Express & Suites	San Francisco, CA	252	60,500	Intercontinental Management
March 11	SpringHill Suites by Marriott	New Orleans, LA	208	33,500	SpringHill Management
March 11	Courtyard by Marriott	New Orleans (Convention), LA	202	31,500	Courtyard Management
March 11	Courtyard by Marriott	New Orleans (French Quarter), LA	140	26,000	Courtyard Management
March 11	Courtyard by Marriott	New Orleans (Metairie), LA	153	24,000	Courtyard Management
March 11	Residence Inn by Marriott	New Orleans (Metairie), LA	120	20,000	Residence Inn Management
April 30	Hilton Garden Inn	Greenville, SC	120	15,250	Kana Hotels
May 21	IHG / Holiday Inn Express & Suites	Minneapolis (Minnetonka), MN	93	6,900	Interstate
May 21	Hilton Garden Inn	Minneapolis (Eden Prairie), MN	97	10,200	Interstate
May 23	Fairfield Inn & Suites by Marriott	Louisville, KY	135	25,023	White Lodging
May 23	SpringHill Suites by Marriott	Louisville, KY	198	39,138	White Lodging
May 23	Courtyard by Marriott	Indianapolis, IN	297	58,634	White Lodging
May 23	SpringHill Suites by Marriott	Indianapolis, IN	156	30,205	White Lodging

Total First Six Months 2013		16 hotel properties	2,597	$414,175

First Six Months 2012
January 12	Courtyard by Marriott	Atlanta, GA	150	$28,900	Courtyard Management
February 28	Hilton Garden Inn	Birmingham (Liberty Park), AL	130	11,500	HP Hotels
February 28	Hilton Garden Inn	Birmingham (Lakeshore), AL	95	8,625	HP Hotels
May 16	Courtyard by Marriott	Dallas (Arlington), TX	103	15,000	InterMountain
May 16	Hilton Garden Inn	Nashville (Smyrna), TN	112	11,500	Kana Hotels
June 21	Hilton / Hampton Inn & Suites	Nashville (Smyrna), TN	83	8,000	Kana Hotels

Total First Six Months 2012		6 hotel properties	673	$83,525

The First Six Months of 2013 Acquisitions

On January 22, 2013, we purchased from affiliates of Hyatt Hotels Corporation (“Hyatt”), a portfolio of three hotel properties. We expect to spend $4.9 million for renovations at these properties for a total cost of $96,300 per key. In addition, we acquired a land parcel in Orlando, FL valued at $2.8 million that is classified as land held for development. We funded this acquisition with a portion of the proceeds from our common stock offering completed on January 14, 2013 (the “January 2013 Stock Offering”).

On February 11, 2013, through a joint venture with an affiliate of IHG, we purchased a Holiday Inn Express & Suites in San Francisco, CA for $240,079 per key. We expect to spend $3.0 million for renovations at this property for a total cost of $252,000 per key. The joint venture assumed a $23.4 million term loan as a part of the acquisition. We contributed $34.6 million, including $2.8 million in renovation reserves, to the joint venture for an 80% controlling interest. We funded our contribution to the joint venture with a portion of the proceeds from our January 2013 Stock Offering.

On March 11, 2013, we purchased a portfolio of five Marriott hotel properties. We expect to spend $5.0 million for renovations at these properties for a total cost of $170,100 per key. We funded this acquisition with proceeds from term borrowings secured by previously acquired hotel properties and borrowings under our senior secured revolving credit facility.

On April 30, 2013, we purchased a Hilton Garden Inn in Greenville, SC for $127,100 per key. We expect to perform very minor renovations on this hotel property. We funded this acquisition with borrowings under our senior secured revolving credit facility.

On May 21, 2013, we purchased a Holiday Inn & Express in Minneapolis (Minnetonka), MN for $74,200 per key.  We expect to spend $1.2 million for renovations at this property for a total cost of $87,100 per key. We funded this acquisition through assumption of a $3.7 million term loan and borrowings under our senior secured revolving credit facility.

On May 21, 2013, we also purchased a Hilton Garden Inn in Minneapolis (Eden Prairie), MN for $105,200 per key.  We expect to spend $2.4 million for renovations at this property for a total cost of $130,200 per key. We funded this acquisition through assumption of a $6.4 million term loan and borrowings under our senior secured revolving credit facility.

On May 23, 2013, we purchased a portfolio of four Marriott hotel properties. We expect to spend $4.6 million for renovations at these properties for a total cost of $200,500 per key. We funded this acquisition with proceeds from a $92.0 million senior secured interim loan and borrowings under our senior secured revolving credit facility.

The First Six Months of 2012 Acquisitions

On January 12, 2012, we purchased 90% of the ownership interests in a Courtyard by Marriott in Atlanta, GA for $190,000 per key. Including renovations, our total cost per key was $191,300. Upon expiration of tax credits related to the hotel in 2016, we are obligated to purchase the remaining ownership for $0.4 million, which has been accrued as a liability and is included in the purchase price of $28.9 million. We funded this acquisition through assumption of a $19.0 million term loan and borrowings under our senior secured revolving credit facility.

On February 28, 2012, we purchased a Hilton Garden Inn in Birmingham (Liberty Park), AL for $88,462 per key. Including renovations, our total cost per key was $90,200.  We funded this acquisition with a $6.5 million term loan and borrowings under our senior secured revolving credit facility.

On February 28, 2012, we purchased a Hilton Garden Inn in Birmingham (Lakeshore), AL for $90,789 per key. Including renovations, our total cost per key was $107,600.  We funded this acquisition with a $5.6 million term loan and borrowings under our senior secured revolving credit facility.

On May 16, 2012, we purchased a Courtyard by Marriott in Dallas (Arlington), TX for $145,631 per key. We performed very minor renovations on this hotel property. We funded this acquisition with borrowings under our senior secured revolving credit facility.

On May 16, 2012, we also purchased a Hilton Garden Inn in Nashville (Smyrna), TN for $102,679 per key. Including renovations, our total cost per key was $106,500.  We funded this acquisition through assumption of an $8.7 million term loan and borrowings under our senior secured revolving credit facility.

On June 21, 2012, we purchased a Hampton Inn & Suites in Nashville (Smyrna), TN for $96,386 per key. Including renovations, our total cost per key was $101,900.  We funded this acquisition through assumption of a $5.4 million term loan and borrowings under our senior secured revolving credit facility.

Dispositions

Pursuant to our strategy to continually evaluate our hotel properties and land held for development, we sold five hotel properties and a parcel of land held for development in the first six months of 2013. When a property is identified as being held for sale, we reclassify the property on our consolidated balance sheets, evaluate for potential impairment and, in the case of a hotel property, report historical and future results of operations in discontinued operations. We recognize impairment charges on hotel properties in discontinued operations and on land held for development in continuing operations. We recognized impairment charges of $1.5 million in the first six months of 2013 and $2.1 million in the first six months of 2012 due to the change in the estimated holding period of the related properties.

On January 15, 2013, we sold the AmericInn Hotel & Suites in Golden, CO for $2.6 million. On February 15, 2013, we sold the Hampton Inn in Denver, CO for $5.5 million and recognized a gain on the sale of $1.6 million. On February 27, 2013, we sold a parcel of land in Jacksonville, FL for $1.9 million. On May 1, 2013, we sold the Holiday Inn and Holiday Inn Express in Boise, ID for $12.6 million. On May 30, 2013, we sold the Courtyard by Marriott in Memphis, TN for $4.2 million. Proceeds from these sales were used to pay off related term debt and pay down our senior secured revolving credit facility.

On May 16, 2012, we sold the Hampton Inn, Holiday Inn Express and AmericInn in Twin Falls, ID for $16.5 million. On May 31, 2012, we sold a parcel of land in Twin Falls, ID for $0.3 million. On June 28, 2012, we sold a parcel of land in Boise, ID for $1.4 million. Proceeds from these sales were used to pay off related term debt and pay down our senior secured revolving credit facility.

For additional information concerning our dispositions and impairment charges, see Note 10 to our unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q.

Results of Operations of Summit Hotel Properties, Inc. and Summit Hotel OP, LP

The comparisons that follow should be reviewed in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. As noted above, in the first six months of 2013 we sold the AmericInn Hotel & Suites in Golden, CO; the Hampton Inn in Denver, CO; the Holiday Inn and Holiday Inn Express in Boise, ID; and the Courtyard by Marriott in Memphis, TN. In addition, at June 30, 2013, the Hampton Inn and Fairfield Inn & Suites in Boise, ID and the SpringHill Suites in Lithia Springs, GA, which were all under contract to sell, were classified as held for sale. Accordingly, we classified all of these hotel properties as discontinued operations and their operating results are not included in the discussion below.

Comparison of Second Quarter 2013 with Second Quarter 2012

Key operating metrics for our total portfolio (92 hotels at June 30, 2013 and 63 hotels at June 30, 2012) and our same-store portfolio (57 hotels) for the three months ended June 30, 2013 (“second quarter 2013”) compared to the three months ended June 30, 2012 (“second quarter 2012”) follows (dollars in thousands, except ADR and RevPAR):

	Second Quarter
	2013		2012		Percentage Change
	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio
	(92 hotels)	(57 hotels)	(63 hotels)	(57 hotels)	(92/63 hotels)	(57 hotels)

Total revenues	$83,096	$42,724	$43,478	$39,555	91.1%	8.0%
Hotel operating expenses	$53,545	$28,461	$28,905	$26,667	85.2%	6.7%
Occupancy	77.2%	75.8%	73.5%	73.6%	5.1%	3.0%
ADR	$108.90	$99.96	$96.64	$95.33	12.7%	4.9%
RevPAR	$84.10	$75.76	$71.03	$70.16	18.4%	8.0%

Revenue. Total revenues, including room and other hotel operations revenue, increased $39.6 million in second quarter 2013 compared with second quarter 2012. The increase in revenues is due to an increase in same-store revenues of $3.2 million and a $36.4 million increase in revenues from the 19 hotel properties acquired in 2012 and the 16 hotel properties acquired in the first six months of 2013 (the 35 hotels acquired in the 18-month period ended June 30, 2013 are referred to in this Form 10-Q as the “Acquired Hotels”).

The same-store revenue increase of $3.2 million, or 8.0%, was due to an increase in occupancy to 75.8% in second quarter 2013 compared with 73.6% in second quarter 2012, and an increase in ADR to $99.96 in second quarter 2013 compared with $95.33 in second quarter 2012. The increases in occupancy and ADR resulted in an 8.0% increase in same-store RevPAR to $75.76 in second quarter 2013 compared with $70.16 in second quarter 2012. These increases were due to the improving economy and hotel industry fundamentals and renovations made at 13 hotel properties in 2012.

Hotel Operating Expenses. Hotel operating expenses increased $24.6 million in second quarter 2013 compared with second quarter 2012. The increase is due in part to a  $22.8 million increase in operating expenses at the Acquired Hotels. In addition, the increase in same-store hotel operating expenses is due to $1.8 million of variable costs related to the increase in revenue. Expenses at the same-store hotels declined as a percentage of revenue from 67.4% in second quarter 2012 to 66.6% in second quarter 2013, due to stability in expenses despite increasing revenues at the same-store hotel properties.

A summary of our hotel operating expenses for our same-store portfolio (57 hotels) for second quarter 2013 and second quarter 2012 follows (dollars in thousands):

				Percentage of Revenue
	Second Quarter		Percentage	Second Quarter
	2013	2012	Change	2013	2012

Rooms expense	$11,412	$11,023	3.5%	26.7%	27.9%
Other direct expense	5,182	4,917	5.4%	12.1%	12.4%
Other indirect expense	11,629	10,525	10.5%	27.2%	26.6%
Other expense	238	202	17.8%	0.6%	0.5%

Total hotel operating expenses	$28,461	$26,667	6.7%	66.6%	67.4%

Depreciation and Amortization.  Depreciation and amortization expense increased $5.6 million in second quarter 2013 compared with second quarter 2012, primarily due to the depreciation associated with the Acquired Hotels.

Corporate General and Administrative.  Corporate general and administrative expenses increased $2.0 million in second quarter 2013 compared with second quarter 2012. The increase in expense was primarily due to increases in equity-based compensation of $0.5 million, bonus accruals of $0.5 million, cost related to our development of corporate functions that did not exist prior to our IPO of $0.3 million, and cost related to the relocation of our corporate headquarters from Sioux Falls, SD to Austin, TX of $0.2 million.

Other Income/Expense.  The $0.9 million increase in other income (expense) in second quarter 2013 compared with second quarter 2012 was primarily the result of an increase in interest expense due to debt incurred to finance the acquisition of the Acquired Hotels.

Comparison of the First Six Months of 2013 with the First Six Months of 2012

Key operating metrics for our total portfolio (92 hotels at June 30, 2013 and 63 hotels at June 30, 2012) and our same-store portfolio (57 hotels) for the six months ended June 30, 2013 (the “first six months of 2013”) compared with the six months ended June 30, 2012 (the “first six months of 2012”) follows (dollars in thousands, except ADR and RevPAR):

	First Six Months
	2013		2012		Percentage Change
	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio
	(92 hotels)	(57 hotels)	(63 hotels)	(57 hotels)	(92/63 hotels)	(57 hotels)

Total revenues	$146,307	$80,124	$80,798	$75,017	81.1%	6.8%
Hotel operating expenses	$95,865	$54,051	$54,681	$51,227	75.3%	5.5%
Occupancy	74.2%	71.8%	70.0%	69.9%	6.0%	2.7%
ADR	$107.29	$99.25	$96.19	$94.96	11.5%	4.5%
RevPAR	$79.59	$71.24	$67.29	$66.36	18.3%	7.4%

Revenue. Total revenues, including room and other hotel operations revenue, increased $65.5 million in the first six months of 2013 compared with the first six months of 2012. The increase in revenues is due to an increase in same-store revenues of $5.1 million and a $60.4 million increase in revenues from the Acquired Hotels.

The same-store revenue increase of $5.1 million, or 6.8%, was due to an increase in occupancy to 71.8% in the first six months of 2013 compared with 69.9% in the first six months of 2012, and an increase in ADR to $99.25 in the first six months of 2013 from $94.96 in the first six months of 2012. The increases in occupancy and ADR resulted in a 7.4% increase in same-store RevPAR to $71.24 in the first six months of 2013 compared with $66.36 in the first six months of 2012. These increases were due to the improving economy and hotel industry fundamentals and renovations made at 13 hotel properties in 2012.

Hotel Operating Expenses. Hotel operating expenses increased $41.2 million in the first six months of 2013 compared with the first six months of 2012. The increase is due in part to a $38.4 million increase in operating expenses at the Acquired Hotels. In addition, the increase in same-store hotel operating expenses is due to $2.8 million of variable costs related to the increase in revenue. Expenses at the same-store hotels declined as a percentage of revenue from 68.3% in the first six months of 2012 to 67.4% in the first six months of 2013, due to stability in expenses despite increasing revenues at the same-store hotel properties.

A summary of our hotel operating expenses for our same-store portfolio (57 hotels) for the first six months of 2013 and the first six months of 2012 follows (dollars in thousands):

				Percentage of Revenue
	First Six Months		Percentage	First Six Months
	2013	2012	Change	2013	2012

Rooms expense	$21,913	$21,083	3.9%	27.3%	28.1%
Other direct expense	10,055	9,571	5.1%	12.5%	12.8%
Other indirect expense	21,660	20,169	7.4%	27.0%	26.9%
Other expense	423	404	4.7%	0.5%	0.5%

Total hotel operating expenses	$54,051	$51,227	5.5%	67.5%	68.3%

Depreciation and Amortization.  Depreciation and amortization expense increased $9.2 million in the first six months of 2013 compared with the first six months of 2012, primarily due to the depreciation associated with the Acquired Hotels.

Corporate General and Administrative.  Corporate general and administrative expenses increased $3.2 million in the first six months of 2013 compared with the first six months of 2012. The increase in expense was primarily due to increases in equity-based compensation of $0.8 million, bonus accruals of $1.0 million, cost related to our development of corporate functions that did not exist prior to our IPO of $0.4 million, and cost related to the relocation of our corporate headquarters from Sioux Falls, SD to Austin, TX of $0.3 million.

Other Income/Expense.  The $1.6 million increase in other income (expense) in the first six months of 2013 compared with the first six months of 2012 was primarily the result of an increase in interest expense due to debt incurred to finance the acquisition of the Acquired Hotels.

Cash Flows

The $21.8 million increase in net cash provided by operating activities for the first six months of 2013 compared with the first six months of 2012 primarily resulted from an $11.7 million improvement in earnings, an $8.2 million increase in depreciation, and a $2.3 million reduction in cash needed to fund the net change in operating assets and liabilities.  The increase in depreciation was primarily related to the Acquired Hotels. The $351.8 million increase in net cash used in investing activities for the first six months of 2013 compared with the first six months of 2012 primarily resulted from a $337.9 million increase in acquisitions of hotel properties, a $2.8 million increase in acquisition of land held for development, a $6.6 million increase in investments and additions to hotel properties and a $12.3 million increase in restricted cash related to renovation reserves funded, which were partially offset by an $8.3 million increase in proceeds from asset dispositions. The $349.4 million increase in net cash provided by financing activities for the first six months of 2013 compared with the first six months of 2012 resulted from a $237.6 million increase in proceeds from equity offerings and a $118.9 million increase in proceeds from borrowings, which were partially offset by an $11.1 million increase in dividends and distributions.

Discontinued Operations

Pursuant to our strategy, we continually evaluate our hotel properties for potential sale and redeployment of capital. When a hotel property is sold or identified as being held for sale, we report its historical and ongoing results of operations, including impairment charges, in discontinued operations. In addition to the hotel properties previously reported in discontinued operations, in the first six months of 2013 we began reporting the following hotel properties in discontinued operations:

• Hampton Inn in Denver, CO • Holiday Inn in Boise, ID • Holiday Inn Express in Boise, ID • Hampton Inn in Boise, ID	• Fairfield Inn & Suites in Boise, ID • Courtyard by Marriott in Memphis, TN • SpringHill Suites in Lithia Springs, GA

The Hampton Inn in Denver, CO was sold on February 15, 2013. The Holiday Inn and Holiday Inn Express in Boise, ID were sold on May 1, 2013. The Courtyard by Marriott in Memphis, TN was sold on May 30, 2013.  The Hampton Inn and Fairfield Inn & Suites in Boise, ID and the SpringHill Suites in Lithia Springs, GA were classified as held for sale at June 30, 2013 and are currently under contract to sell, which sales are anticipated to close during 2013.

A summary of results from our hotel properties included in discontinued operations follows (in thousands):

	Second Quarter		First Six Months
	2013	2012	2013	2012

Revenues	$1,972	$5,436	$4,776	$9,814

Hotel operating expenses	1,541	3,950	3,844	7,623
Depreciation and amortization	33	467	367	1,392
Loss on impairment of assets	—	1,166	1,500	2,098
Interest expense	27	121	109	451
(Gain) loss on disposal of assets	(26)	—	(1,660)	—

Total expenses	1,575	5,704	4,160	11,564

Income (loss) from discontinued operations before income taxes	397	(268)	616	(1,750)
Income tax (expense) benefit	(12)	74	(54)	210

Income (loss) from discontinued operations	$385	$(194)	$562	$(1,540)

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards, capital expenditures to improve our hotel properties, acquisitions, interest expense, and scheduled principal payments on outstanding indebtedness, and distributions to our stockholders.

Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other non-recurring capital expenditures that need to be made periodically with respect to our hotel properties, and scheduled debt payments, including maturing loans.

To satisfy the requirements for qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding any net capital gain. We generally intend to distribute at least 100% of our REIT taxable income to avoid tax on undistributed income. Therefore, we will need to raise additional capital to grow our business and invest in additional hotel properties.

We expect to satisfy our liquidity requirements with cash provided by operations, working capital, and short-term borrowings under our senior secured revolving credit facility. In addition, we may fund the purchase price of hotel acquisitions and cost of required capital improvements by assuming existing mortgage debt, issuing securities (including Summit OP partnership units), or incurring other mortgage debt. Further, we may seek to raise capital through public or private offerings of our equity or debt securities. However, certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders and market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all. We believe that our cash provided by operations, working capital, borrowings under our senior secured revolving credit facility and other sources of funds available to us will be sufficient to meet our ongoing liquidity requirements for at least the next 12 months.

Outstanding Indebtedness

At June 30, 2013, we had $517.5 million in debt secured by mortgages on 74 hotel properties and pledges of equity interest , including equity pledges of the entities that own the four hotels financed by the $92 million senior secured interim line. We also had 17 unencumbered hotel properties, including 16 hotels containing 1,744 guestrooms operating under brands owned by Marriott, Hilton, Hyatt, and IHG that are available to be used as collateral for potential future loans. Our revolving credit facility is available to fund future acquisitions, property redevelopments and working capital requirements (including the repayment of debt). A summary of our debt at June 30, 2013 follows (dollars in thousands):

Lender	Interest Rate June 30, 2013	Amortization Period (Years)	Maturity Date	Collateral	Amount of Debt
$92 Million Senior Secured Interim Loan
KeyBank National Association and Regions Bank	2.44% Variable	n/a	Nov 23, 2013	See “$92 Million Senior Secured Interim Loan”	$92,000

$150 Million Senior Secured Revolving Credit Facility
Deutsche Bank AG New York Branch	2.69% Variable	n/a	May 16, 2015	See “$150 Million Senior Secured Revolving Credit Facility”	96,650

Term Loans
ING Life Insurance and Annuity	6.10% Fixed	20	March 1, 2032	See “Term Loans”	65,256
KeyBank National Association	4.46% Fixed	30	Feb 1, 2023	Hyatt Place, Chicago (Lombard), IL; Hyatt Place, Denver (Lone Tree), CO; Hyatt Place Denver (Englewood), CO; and Hyatt Place, Dallas (Arlington), TX	29,193
	4.52% Fixed	30	April 1, 2023	Hyatt House, Denver (Englewood), CO; Hyatt Place, Baltimore (Owings Mills), MD and Hyatt Place Scottsdale, AZ	22,593
	4.30% Fixed	30	April 1, 2023	Hyatt Place, Orlando (Convention), FL; Hyatt Place, Orlando (Universal), FL; and Hyatt Place, Chicago (Hoffman Estates), IL	21,943
Empire Financial Services, Inc.	6.00% Fixed	25	Feb 1, 2017	Courtyard by Marriott, Atlanta, GA	18,549
Bank of America Commercial Mortgage	6.41% Fixed	25	Sept 1, 2017	Hilton Garden Inn, Smyrna, TN	8,488
Merrill Lynch Mortgage Lending Inc.	6.384% Fixed	30	August 1, 2016	Hampton Inn, Smyrna, TN	5,295
GE Capital Financial Inc.	6.03% Fixed	25	May 1, 2017	Courtyard by Marriott, Scottsdale, AZ and SpringHill Suites by Marriott, Scottsdale, AZ	14,716
Chambers Bank	6.50% Fixed	20	June 24, 2014	Aspen Hotel & Suites, Fort Smith, AR	1,369
Bank of the Ozarks	5.75% Fixed	25	July 10, 2017	Hyatt Place, Portland, OR	8,696
Bank of Cascades	4.66% Fixed	25	Sept 30, 2021	Residence Inn by Marriott, Portland, OR	12,137
Goldman Sachs	5.67% Fixed	25	July 6, 2016	SpringHill Suites by Marriott, Bloomington, MN and Hampton Inn & Suites, Bloomington, MN	14,234
BNC National	5.01% Fixed	20	Nov 1, 2013	Hampton Inn & Suites, Fort Worth, TX	5,198
Compass Bank	4.57% Fixed(1)	20	May 17, 2018	Courtyard by Marriott, Flagstaff, AZ	13,734
General Electric Capital Corp.	5.46% Fixed	25	April 1, 2017	Hilton Garden Inn, Birmingham (Lakeshore), AL	5,426
	5.46% Fixed	25	April 1, 2017	Hilton Garden Inn, Birmingham (Liberty Park), AL	6,355
	4.82% Fixed(1)	20	April 1, 2018	SpringHill Suites by Marriott, Denver, CO (2)	7,805
	5.03% Fixed(1)	25	March 1, 2019	Double Tree, Baton Rouge, LA (2)	10,271
	4.10% Fixed(1)	25	April 1, 2014	Country Inn & Suites, San Antonio, TX (2)	10,409
AIG	6.11% Fixed	20	Jan 1, 2016	Residence Inn by Marriott, Salt Lake City, UT	13,792
Greenwich Capital Financial Products, Inc.	6.20% Fixed	30	Jan 6, 2016	Holiday Inn Express & Suites, San Francisco, CA	23,294
Wells Fargo Bank, National Association	5.53% Fixed	25	Oct 1, 2015	Holiday Inn Express & Suites, Minneapolis (Minnetonka), MN	3,714
	5.57% Fixed	25	Jan 1, 2016	Hilton Garden Inn, Minneapolis (Eden Prairie), MN	6,368
Total term loans					328,835

Total debt					$517,485

(1)                                         After giving effect to our use of interest rate swaps, where applicable.

(2)                                         These three loans are cross-collateralized and are also secured by the Aloft in Jacksonville FL, the Hyatt Place in Las Colinas, TX, and the Fairfield Inn in Boise, ID.

$92 Million Senior Secured Interim Loan

On May 23, 2013, we closed on a $92.0 million variable rate senior secured interim loan with KeyBank National Association (KeyBank) and Regions Bank, which matures on November 22, 2013. This loan is secured by a pledge of the equity interest in the subsidiaries that own the Fairfield Inn & Suites and the SpringHill Suites in Louisville, KY and the Courtyard by Marriott and the SpringHill Suites in Indianapolis, IN, and is cross-defaulted with our $150 million senior secured revolving credit facility. The interim loan may be extended for an additional six months, subject to certain conditions, including securing mortgages and entry into typical security and loan agreements on the hotel properties noted above.

At August 2, 2013, the outstanding balance was $45.7 million on the $92.0 million senior secured interim loan.  See “Recent Developments” for additional detail regarding the senior secured interim loan and other term debt activity occurring after June 30, 2013.

$150 Million Senior Secured Revolving Credit Facility

In May 2013, we amended our senior secured revolving credit facility to increase the allowed collateral concentration in any given metropolitan statistical area from 20% to 30%, and added the Courtyard by Marriott and SpringHill Suites in New Orleans, LA to the borrowing base. The addition of these hotel properties increased availability on the senior secured revolving credit facility by $36.7 million.

At June 30, 2013, our $150.0 million senior secured revolving credit facility was secured by 26 hotel properties. The maximum amount of borrowing permitted under the facility was $150.0 million, of which we had $96.6 million borrowed, $5.2 million in standby letters of credit and $48.2 million available to borrow.

At August 2, 2013, the maximum amount of borrowings permitted under this facility was $150.0 million, of which we had $60.1 million borrowed, $0.5 million in standby letters of credit and $89.4 million available to borrow.

Term Loans

At June 30, 2013, we had $328.8 million in term loans outstanding. These term loans are secured primarily by first mortgage liens on hotel properties.

Our term loans included a $65.3 million loan with ING Life Insurance and Annuity (ING). In February 2013, we removed the Hampton Inn in Denver, CO from the security for the ING loan and replaced it with a $2.4 million stand-by letter of credit issued under our senior secured revolving credit facility. On May 1, 2013, we removed the Holiday Inn Express in Boise, ID from the security for the ING loan and replaced it with a $1.5 million stand-by letter of credit issued under our senior secured revolving credit facility. At June 30, 2013, the ING loan was secured by 14 hotel properties.

On August 1, 2013, we entered into a new loan with ING in the principal amount of $34.0 million.  This new note and the existing note with ING are both secured by mortgages against 14 hotel properties. If either ING loan is prepaid prior to maturity, other than if called, there is a prepayment penalty equal to the greater of i) 1% of the principal being prepaid or ii) the yield maintenance premium. See “Recent Developments” for additional detail regarding the amendment and other term debt activity occurring after June 30, 2013.

For additional information regarding our term loans, please read our unaudited condensed consolidated financial statements and related notes thereto, appearing elsewhere in this Form 10-Q, and our Annual Report filed on Form 10-K for the year ended December 31, 2012.

Equity Transactions

On January 14, 2013, we completed an underwritten public offering of 17,250,000 shares of our common stock. Net proceeds were $148.0 million, after the underwriting discount and offering-related expenses. We contributed the net proceeds of this offering to Summit OP in exchange for Common Units. Summit OP used the proceeds for hotel property acquisitions and to pay down our term debt and our senior secured revolving credit facility.

On March 20, 2013, we completed an underwritten public offering of 3,400,000 shares of 7.125% Series C Cumulative Redeemable Preferred Stock for net proceeds of $81.7 million, after the underwriting discount and offering-related expenses. We contributed the net proceeds of this offering to Summit OP in exchange for Series C Preferred Units. Summit OP used the proceeds to pay down the principal balance of our senior secured revolving credit facility.

Capital Expenditures

In the first six months of 2013, we spent $16.2 million on renovations, including $9.5 million on hotel properties that we owned prior to 2012 and $6.7 million on hotel properties acquired since the beginning of 2012. We currently have renovations underway at 13 of our hotel properties. We anticipate spending a total of $26.0 million to $32.0 million on hotel property renovations in the remainder of 2013. We expect to fund these renovations with cash provided by operations, working capital, borrowings under our senior secured revolving credit facility and other potential sources of capital, to the extent available to us.

Off-Balance Sheet Arrangements

At June 30, 2013, we had $5.2 million in outstanding stand-by letters of credit which provide credit enhancement on three term loans. On August 1, 2013, the $3.9 million of letters of credit securing the ING loan, and an $0.8 million letter of credit providing credit enhancement on a separate term loan, were released. At August 2, 2013, we had $0.5 million in an outstanding standby letter of credit which provides credit enhancement on one term loan.

Contractual Obligations

The timing of required payments related to our long-term debt and other contractual obligations at June 30, 2013 follows (in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years

Debt obligations (1)	$633,025	$137,737	$189,950	$123,018	$182,320
Operating lease obligations (2)	33,809	525	1,065	1,078	31,141
Purchase obligations (3)	5,019	5,019	—	—	—

Total	$671,853	$143,281	$191,015	$124,096	$213,461

(1)                                     Amounts shown include amortization of principal, maturities, and estimated interest payments. Interest payments on variable rate debt have been estimated using the rates in effect at June 30, 2013, after giving effect to interest rate swaps.

(2)                                     Primarily ground leases and corporate office leases.

(3)                                     Represents purchase orders and executed contracts for renovation projects at our hotel properties.

In addition to the contractual obligations in the above table, we remain obligated to fund $10.0 million of a $20.3 million first mortgage loan on a hotel property located in downtown Minneapolis, MN. The loan represents a portion of the total acquisition and renovation costs expected to be incurred to convert the property to a Hyatt Place hotel. Subject to certain conditions including the successful conversion of the property, estimated to be completed in fourth quarter 2013, we plan to purchase the property for an estimated $31.0 million, which will include forgiveness of the loan as partial purchase price consideration. We cannot provide assurance that we will acquire this hotel property.

Inflation

Operators of hotel properties, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our management companies to raise room rates.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies or estimates from those disclosed in our 2012 Annual Report on Form 10-K.

Reclassification of Certain Prior Period Financial Information

We reclassified $0.7 million and $1.3 million of food and beverage costs previously included as a reduction of other hotel operations revenue to other direct expenses in second quarter 2012 and the first six months of 2012, respectively, to conform to our 2013 presentation.  This reclassification had no effect on previously reported results of operations or equity.

Recent Developments

Debt Activity

On July 22, 2013, we closed on a $38.7 million term loan with KeyBank with a fixed rate of 4.95%. This term loan matures on August 1, 2023, amortizes over 30 years, and is secured by the Fairfield Inn & Suites and the

SpringHill Suites in Louisville, KY. The proceeds from this new borrowing were used to pay down our $92 million senior secured interim loan.

On July 26, 2013, we closed on an $8.7 million term loan with MetaBank secured by the Hyatt Place in Atlanta, GA. Proceeds of $7.4 million were advanced at closing and additional proceeds of $1.3 million will be available after the Hyatt Place attains a required performance level post renovation. The loan carries a fixed interest rate of 4.25%, matures on August 1, 2018, and amortizes over 20 years. The proceeds from this new borrowing were used to pay down our $150 million senior secured revolving credit facility.

On August 1, 2013, we entered into a new loan with ING in the principal amount of $34.0 million at a fixed rate of 4.55% with a 25 year amortization and a maturity of March 1, 2038. ING has the right to call the loan in full on March 1, 2019, 2024, 2029 and 2034.  Simultaneously, we amended our existing loan with ING to: (i) remove the Fairfield Inn & Suites and the Residence Inn, Germantown, TN, the Hampton Inn, Fort Smith, AR and the Fairfield Inn, Lewisville, TX from the collateral; and (ii) remove $3.9 million in letters of credit from the collateral.   We also added the Courtyard by Marriott, Ridgeland, MS, the Hampton Inn & Suites, Ybor, FL, and the Courtyard by Marriott and the Residence Inn, Metairie, LA as collateral to the two notes, such that both ING loans are secured by the same 14 hotels and are cross-defaulted.   The proceeds from this new borrowing were used to pay down our $150 million senior secured revolving credit facility.

Item 3.                                                         Quantitative and Qualitative Disclosures about Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and to which we expect to be exposed in the future, is interest rate risk. Our primary interest rate exposure is to 30-day LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. On a limited basis we also use derivative financial instruments to manage interest rate risk.

At June 30, 2013, we were party to four interest rate swap agreements, with a total notional amount of $40.3 million, where we receive variable rate payments in exchange for making fixed rate payments. These agreements are accounted for as cash flow hedges. One of these agreements is in a liability position and has a termination value of less than $0.1 million.

At June 30, 2013, after giving effect to our interest rate swap agreements, $326.8 million, or 63.1%, of our debt had fixed interest rates and $190.7 million, or 36.9%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increase by 1.0% our cash flow would decrease by $1.9 million per year.

As our fixed rate debts mature, they will become subject to interest rate risk. In addition, as our variable rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At June 30, 2013, $116.7 million of our long-term debt will amortize or mature during the next 12 months, of which $24.6 million has fixed interest rates and $92.1 million has variable interest rates.

Item 4.                     Controls and Procedures.

Controls and Procedures—Summit REIT

Disclosure Controls and Procedures

Under the supervision and with the participation of Summit REIT’s management, including its Chief Executive Officer and Chief Financial Officer, Summit REIT has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, Summit REIT’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit REIT’s management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in Summit REIT’s internal control over financial reporting that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, Summit REIT’s internal control over financial reporting.

Controls and Procedures—Summit OP

Disclosure Controls and Procedures

Under the supervision and with the participation of Summit OP’s management, including the Chief Executive Officer and Chief Financial Officer of the sole member of Summit OP’s general partner, Summit OP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the sole member of its general partner have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Summit OP’s management, including the Chief Executive Officer and Chief Financial Officer of the sole member of Summit OP’s general partner, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in Summit OP’s internal control over financial reporting that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, Summit OP’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                                                         Legal Proceedings.

We are involved from time to time in litigation arising in the ordinary course of business, however, we are not currently aware of any actions against us that we believe would materially adversely affect our business, financial condition or results of operations.

Item 1A.                                                Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our combined Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

Not applicable.

Item 5.                                                         Other Information.

None.

Item 6.                                                         Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit
10.1

Fourth Amendment to Credit Agreement among Summit Hotel OP, LP, Summit Hotel Properties, Inc., Summit Hospitality I, LLC and Deutsch Bank AG New York Branch, Regions Bank, Royal Bank of Canada, KeyBank National Association and US Bank National Association, dated May 10, 2013 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 23, 2012)

10.2

$92,000,000 Credit Agreement, among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, the other guarantors named therein, as subsidiary guarantors, the initial lenders named therein as initial lenders, KeyBank National Association, as administrative agent, Regions Bank, as syndication agent, and KeyBanc Capital Markets and Regions Capital Markets, as co-lead arrangers, dated May 23, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 23, 2012)

10.3†	First Modification of Consolidated, Amended and Restated Loan Agreement among Summit Hotel OP, LP, as borrower, and ING Life Insurance and Annuity Company, as lender, dated August 1, 2013.
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3†	Certification of Chief Executive Officer of Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3†	Certification of Chief Executive Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document(1)

† Filed herewith.

(1)         Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: August 6, 2013	By:	/s/ Stuart J. Becker
Stuart J. Becker
Chief Financial Officer

SUMMIT HOTEL OP, LP (registrant)

	By:	Summit Hotel GP, LLC, its general partner

	By:	Summit Hotel Properties, Inc., its sole member

Date: August 6, 2013	By:	/s/ Stuart J. Becker
Stuart J. Becker
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1

Fourth Amendment to Credit Agreement among Summit Hotel OP, LP, Summit Hotel Properties, Inc., Summit Hospitality I, LLC and Deutsch Bank AG New York Branch, Regions Bank, Royal Bank of Canada, KeyBank National Association and US Bank National Association, dated May 10, 2013 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 23, 2012)

10.2

$92,000,000 Credit Agreement, among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, the other guarantors named therein, as subsidiary guarantors, the initial lenders named therein as initial lenders, KeyBank National Association, as administrative agent, Regions Bank, as syndication agent, and KeyBanc Capital Markets and Regions Capital Markets, as co-lead arrangers, dated May 23, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 23, 2012)

10.3†	First Modification of Consolidated, Amended and Restated Loan Agreement among Summit Hotel OP, LP, as borrower, and ING Life Insurance and Annuity Company, as lender, dated August 1, 2013.
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3†	Certification of Chief Executive Officer of Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3†	Certification of Chief Executive Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4†	Certification of Chief Financial Officer Summit Hotel OP, LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document(1)

† Filed herewith.

(1)                          Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.