Form 10-Q
period 2013-09-30
Summit Hotel Properties, Inc.; Summit Hotel OP, LP
filed 2013-11-05
CIK 1497645, 1497612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number:  001-35074 (Summit Hotel Properties, Inc.)

Commission File Number:  001-54273 (Summit Hotel OP, LP)

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

As of November 1, 2013, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 85,222,346 and the number of outstanding units of partnership interest in Summit Hotel OP, LP designated as Common Units was 989,439 excluding 85,222,346 Common Units held by Summit Hotel Properties, Inc. and its wholly owned subsidiary which is the general partner of Summit Hotel OP, LP.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2013 of Summit Hotel Properties, Inc., a Maryland corporation, and Summit Hotel OP, LP, a Delaware limited partnership.

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

Summit REIT is the sole member of Summit Hotel GP, LLC, a Delaware limited liability company, which is the sole general partner (the “General Partner”) of Summit OP. As of September 30, 2013, Summit REIT owned 96.8% of the issued and outstanding common units of partnership interest of Summit OP (“Common Units”), including the sole general partnership interest held by the General Partner.  As of September 30, 2013, Summit REIT owned all of the issued and outstanding 9.25% Series A Cumulative Redeemable Preferred Units of Summit OP (“Series A Preferred Units”), all of the issued and outstanding 7.875% Series B Cumulative Redeemable Preferred Units of Summit OP (“Series B Preferred Units”), and all of the issued and outstanding 7.125% Series C Cumulative Redeemable Preferred Units of Summit OP (“Series C Preferred Units,” the Series C Preferred Units, Series B Preferred Units and Series A Preferred Units collectively referred to as “Preferred Units”). As the sole member of the General Partner, Summit REIT has exclusive control of Summit OP’s day-to-day management.  The remaining Common Units of Summit OP are owned by third parties.

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

As of September 30, 2013, Summit REIT’s only material assets were its ownership of Common Units and Preferred Units of Summit OP and its ownership of the membership interests in the General Partner. As a result, Summit REIT does not conduct business itself, other than controlling, through the General Partner, Summit OP, raising capital through issuances of equity securities from time to time and guaranteeing certain debt of Summit OP and its subsidiaries. Summit OP and its subsidiaries hold all the assets of the consolidated company. Except for net proceeds from securities issuances by Summit REIT, which are contributed to Summit OP in exchange for partnership units of Summit OP, Summit OP and its subsidiaries generate capital from the operation of our business and through borrowings and the issuance of partnership units of Summit OP.

Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of Summit REIT and those of Summit OP. As of September 30, 2013, Summit OP’s capital interests include Common Units, representing general and limited partnership interests, and Preferred Units. The Common Units owned by limited partners other than Summit REIT and its subsidiaries are accounted for in partners’ capital in Summit OP’s consolidated financial statements and (within stockholders’ equity) as noncontrolling interests in Summit REIT’s consolidated financial statements.

In order to highlight the differences between Summit REIT and Summit OP, there are sections in this report that separately discuss Summit REIT and Summit OP, including separate financial statements and certain notes thereto and separate Exhibit 31 and Exhibit 32 certifications. In the sections that combine disclosure for Summit REIT and Summit OP (i.e., where the disclosure refers to the consolidated company), this report refers to actions or holdings as our actions or holdings and, unless otherwise indicated, means the actions or holdings of Summit REIT and Summit OP and their respective subsidiaries, as one consolidated company.

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

ii

iii

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	September 30,	December 31,
	2013	2012
ASSETS

Investment in hotel properties, net	$1,082,395	$734,362
Investment in hotel properties under development	20,549	10,303
Land held for development	13,748	15,802
Assets held for sale	33,463	4,836
Cash and cash equivalents	45,474	13,980
Restricted cash	35,437	3,624
Trade receivables	9,685	5,478
Prepaid expenses and other	21,006	5,311
Derivative financial instruments	98	—
Deferred charges, net	9,543	8,895
Deferred tax asset	4,962	3,997
Other assets	3,442	4,201
TOTAL ASSETS	$1,279,802	$810,789

LIABILITIES AND EQUITY

LIABILITIES
Debt	$400,255	$312,613
Accounts payable	9,276	5,013
Accrued expenses	30,767	18,985
Derivative financial instruments	2,047	641
TOTAL LIABILITIES	442,345	337,252

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $.01 par value per share, 100,000,000 shares authorized:
9.25% Series A - 2,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012 (liquidation preference of $50,385 at September 30, 2013 and $50,393 at December 31, 2012)	20	20
7.875% Series B - 3,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012 (liquidation preference of $75,492 at September 30, 2013 and $75,324 at December 31, 2012)	30	30
7.125% Series C - 3,400,000 shares issued and outstanding at September 30, 2013 (liquidation preference of $85,505 at September 30, 2013)	34	—
Common stock, $.01 par value per share, 450,000,000 shares authorized, 83,451,814 and 46,159,652 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	835	462
Additional paid-in capital	867,308	468,820
Accumulated other comprehensive income (loss)	(1,781)	(528)
Accumulated deficit and distributions	(56,963)	(31,985)
Total stockholders’ equity	809,483	436,819
Noncontrolling interests in Operating Partnership	20,150	36,718
Noncontrolling interests in joint venture	7,824	—
TOTAL EQUITY	837,457	473,537

TOTAL LIABILITIES AND EQUITY	$1,279,802	$810,789

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	Third Quarter		First Nine Months
	2013	2012	2013	2012

REVENUES
Room revenue	$78,010	$41,312	$209,774	$111,677
Other hotel operations revenue	4,164	1,758	11,228	4,914
Total revenues	82,174	43,070	221,002	116,591

EXPENSES
Hotel operating expenses:
Rooms	21,927	11,388	59,182	31,490
Other direct	11,072	5,603	28,336	15,047
Other indirect	20,601	11,292	56,171	30,905
Other	183	155	543	473
Total hotel operating expenses	53,783	28,438	144,232	77,915
Depreciation and amortization	14,029	7,647	37,623	22,094
Corporate general and administrative:
Salaries and other compensation	1,874	1,645	6,589	3,563
Other	1,072	824	3,456	2,758
Hotel property acquisition costs	114	245	1,553	1,573
Loss on impairment of assets	1,369	—	1,369	—
Total expenses	72,241	38,799	194,822	107,903

Income (loss) from operations	9,933	4,271	26,180	8,688

OTHER INCOME (EXPENSE)
Interest income	16	18	52	20
Other income (expense)	(103)	22	120	497
Interest expense	(5,948)	(3,938)	(14,877)	(11,150)
Debt transaction costs	(103)	(228)	(112)	(651)
Gain (loss) on disposal of assets	5	(12)	11	(199)
Gain (loss) on derivative financial instruments	—	—	2	(2)
Total other income (expense)	(6,133)	(4,138)	(14,804)	(11,485)

Income (loss) from continuing operations before income tax	3,800	133	11,376	(2,797)

Income tax (expense) benefit	(2,684)	(21)	894	195

Income (loss) from continuing operations	1,116	112	12,270	(2,602)

Income (loss) from discontinued operations	(1,697)	1,529	(4,297)	1,081

Net income (loss)	(581)	1,641	7,973	(1,521)

Net income (loss) attributable to noncontrolling interests in:
Operating Partnership	(183)	79	(108)	(1,267)
Joint venture	272	—	324	—

Net income (loss) attributable to Summit Hotel Properties, Inc.	(670)	1,562	7,757	(254)

Preferred dividends	(4,147)	(1,156)	(10,443)	(3,469)

Net income (loss) attributable to common shareholders	$(4,817)	$406	$(2,686)	$(3,723)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	68,157	31,308	65,460	29,713

Diluted	68,614	31,501	65,854	29,820

EARNINGS PER SHARE
Basic and diluted net income (loss) per share from:
Continuing operations	$(0.05)	$(0.03)	$0.02	$(0.16)
Discontinued operations	(0.02)	0.04	(0.06)	0.03

Basic and diluted net income (loss) per share	$(0.07)	$0.01	$(0.04)	$(0.13)

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)

FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	Third Quarter		First Nine Months
	2013	2012	2013	2012

Net income (loss)	$(581)	$1,641	$7,973	$(1,521)

Other comprehensive income (loss), net of tax:
Changes in unrealized gain/loss on derivatives	(2,127)	(241)	(1,310)	(521)
Total other comprehensive income (loss)	(2,127)	(241)	(1,310)	(521)

Comprehensive income (loss)	(2,708)	1,400	6,663	(2,042)

Comprehensive income (loss) attributable to noncontrolling interest:
Operating Partnership	(308)	40	(165)	(1,357)
Joint venture	272	—	324	—

Comprehensive income (loss) attributable to Summit Hotel Properties, Inc.	(2,672)	1,360	6,504	(685)

Preferred dividends	(4,147)	(1,156)	(10,443)	(3,469)

Comprehensive income (loss) attributable to common stockholders	$(6,819)	$204	$(3,939)	$(4,154)

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except share amounts)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

						Accumulated
	Shares of		Shares of			Other	Accumulated	Total	Noncontrolling Interests
	Preferred	Preferred	Common	Common	Additional	Comprehensive	Deficit and	Stockholders’	Operating		Total
	Stock	Stock	Stock	Stock	Paid-In Capital	Income (Loss)	Distributions	Equity	Partnership	Joint Venture	Equity

BALANCES, DECEMBER 31, 2012	5,000,000	$50	46,159,652	$462	$468,820	$(528)	$(31,985)	$436,819	$36,718	$—	$473,537

Net proceeds from sale of common stock	—	—	34,500,000	345	299,821	—	—	300,166	—	—	300,166
Net proceeds from sale of preferred stock	3,400,000	34	—	—	81,689	—	—	81,723	—	—	81,723
Common stock redemption of common units	—	—	2,466,404	25	15,365	—	—	15,390	(15,390)	—	—
Contribution by noncontrolling interests in joint venture	—	—	—	—	—	—	—	—	—	7,500	7,500
Dividends paid	—	—	—	—	—	—	(32,735)	(32,735)	(1,013)	—	(33,748)
Equity-based compensation	—	—	325,758	3	1,613	—	—	1,616	—	—	1,616
Other comprehensive income (loss)	—	—	—	—	—	(1,253)	—	(1,253)	(57)	—	(1,310)
Net income (loss)	—	—	—	—	—	—	7,757	7,757	(108)	324	7,973

BALANCES, SEPTEMBER 30, 2013	8,400,000	$84	83,451,814	$835	$867,308	$(1,781)	$(56,963)	$809,483	$20,150	$7,824	$837,457

BALANCES, DECEMBER 31, 2011	2,000,000	$20	27,278,000	$273	$288,902	$—	$(11,020)	$278,175	$41,274	$—	$319,449

Registration and offering costs	—	—	—	—	(707)	—	—	(707)	—	—	(707)
Common stock redemption of common units	—	—	4,015,192	40	(3,670)	—	—	(3,630)	3,630	—	—
Dividends paid	—	—	—	—	—	—	(13,540)	(13,540)	(2,589)	—	(16,129)
Equity-based compensation	—	—	208,027	2	644	—	—	646	137	—	783
Other comprehensive income (loss)	—	—	—	—	—	(431)	—	(431)	(90)	—	(521)
Net income (loss)	—	—	—	—	—	—	(254)	(254)	(1,267)	—	(1,521)

BALANCES, SEPTEMBER 30, 2012	2,000,000	$20	31,501,219	$315	$285,169	$(431)	$(24,814)	$260,259	$41,095	$—	$301,354

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	First Nine Months
	2013	2012

OPERATING ACTIVITIES
Net income (loss)	$7,973	$(1,521)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	39,240	25,161
Amortization of prepaid lease	36	36
Loss on impairment of assets	8,654	2,098
Equity-based compensation	1,616	783
Deferred tax asset	(964)	(513)
(Gain) loss on disposal of assets	(888)	199
(Gain) loss on derivative financial instruments	(2)	2
Changes in operating assets and liabilities:
Restricted cash released (funded)	(2,882)	(265)
Trade receivables	(4,207)	(2,904)
Prepaid expenses and other	(15,694)	331
Accounts payable and accrued expenses	13,365	1,214

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	46,247	24,621

INVESTING ACTIVITIES
Acquisitions of hotel properties	(388,456)	(65,949)
Investment in hotel properties under development	(10,246)	—
Acquisition of land held for development	(2,800)	—
Improvements and additions to hotel properties	(33,840)	(17,984)
Purchases of office furniture and equipment	(599)	—
Proceeds from asset dispositions, net of closing costs	33,545	18,421
Restricted cash released (funded)	(19,623)	(2,546)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(422,019)	(68,058)

FINANCING ACTIVITIES
Proceeds from issuance of debt	375,745	142,585
Principal payments on debt	(321,636)	(80,542)
Financing fees on debt	(2,484)	(2,020)
Proceeds from equity offerings, net of offering costs	389,389	(707)
Dividends paid and distributions to members	(33,748)	(16,129)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	407,266	43,187

Net change in cash and cash equivalents	31,494	(250)

CASH AND CASH EQUIVALENTS
Beginning of period	13,980	10,537

End of period	$45,474	$10,287

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$14,639	$11,637

Capitalized interest	$246	$—

Cash payments for income taxes, net of refunds	$683	$393

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL OP, LP

CONSOLIDATED BALANCE SHEETS (in thousands, except unit amounts)

SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	September 30,	December 31,
	2013	2012
ASSETS

Investment in hotel properties, net	$1,082,395	$734,362
Investment in hotel properties under development	20,549	10,303
Land held for development	13,748	15,802
Assets held for sale	33,463	4,836
Cash and cash equivalents	45,474	13,980
Restricted cash	35,437	3,624
Trade receivables	9,685	5,478
Prepaid expenses and other	21,006	5,311
Derivative financial instruments	98	—
Deferred charges, net	9,543	8,895
Deferred tax asset	4,962	3,997
Other assets	3,442	4,201
TOTAL ASSETS	$1,279,802	$810,789

LIABILITIES AND EQUITY

LIABILITIES
Debt	$400,255	$312,613
Accounts payable	9,276	5,013
Accrued expenses	30,767	18,985
Derivative financial instruments	2,047	641
TOTAL LIABILITIES	442,345	337,252

COMMITMENTS AND CONTINGENCIES

EQUITY
Summit Hotel Properties, Inc., 83,451,814 and 46,159,652 common units outstanding at September 30, 2013 and December 31, 2012, respectively, and 8,400,000 and 5,000,000 preferred units outstanding at September 30, 2013 and December 31, 2012, respectively (preferred units liquidation preference of $211,382 at September 30, 2013 and $125,717 at December 31, 2012)	809,483	436,819
Unaffiliated limited partners, 2,759,971 and 5,226,375 common units outstanding at September 30, 2013 and December 31, 2012, respectively	20,150	36,718
Total partners’ equity	829,633	473,537
Noncontrolling interests in joint venture	7,824	—
TOTAL EQUITY	837,457	473,537

TOTAL LIABILITIES AND EQUITY	$1,279,802	$810,789

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL OP, LP

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per unit amounts)

FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	Third Quarter		First Nine Months
	2013	2012	2013	2012

REVENUE
Room revenue	$78,010	$41,312	$209,774	$111,677
Other hotel operations revenue	4,164	1,758	11,228	4,914
Total revenue	82,174	43,070	221,002	116,591

EXPENSES
Hotel operating expenses:
Rooms	21,927	11,388	59,182	31,490
Other direct	11,072	5,603	28,336	15,047
Other indirect	20,601	11,292	56,171	30,905
Other	183	155	543	473
Total hotel operating expenses	53,783	28,438	144,232	77,915
Depreciation and amortization	14,029	7,647	37,623	22,094
Corporate general and administrative:
Salaries and other compensation	1,874	1,645	6,589	3,563
Other	1,072	824	3,456	2,758
Hotel property acquisition costs	114	245	1,553	1,573
Loss on impairment of assets	1,369	—	1,369	—
Total expenses	72,241	38,799	194,822	107,903

Income (loss) from operations	9,933	4,271	26,180	8,688

OTHER INCOME (EXPENSE)
Interest income	16	18	52	20
Other income (expense)	(103)	22	120	497
Interest expense	(5,948)	(3,938)	(14,877)	(11,150)
Debt transaction costs	(103)	(228)	(112)	(651)
Gain (loss) on disposal of assets	5	(12)	11	(199)
Gain (loss) on derivative financial instruments	—	—	2	(2)
Total other income (expense)	(6,133)	(4,138)	(14,804)	(11,485)

Income (loss) from continuing operations before income tax	3,800	133	11,376	(2,797)

Income tax (expense) benefit	(2,684)	(21)	894	195

Income (loss) from continuing operations	1,116	112	12,270	(2,602)

Income (loss) from discontinued operations	(1,697)	1,529	(4,297)	1,081

Net income (loss)	(581)	1,641	7,973	(1,521)

Net income (loss) attributable to noncontrolling interest in joint venture	272	—	324	—

Net income (loss) attributable to Summit Hotel OP, LP	(853)	1,641	7,649	(1,521)

Preferred dividends	(4,147)	(1,156)	(10,443)	(3,469)

Net income (loss) attributable to common unit holders	$(5,000)	$485	$(2,794)	$(4,990)

WEIGHTED AVERAGE COMMON UNITS OUTSTANDING
Basic	70,917	37,393	68,476	37,385

Diluted	71,374	37,586	68,870	37,492

EARNINGS PER UNIT
Basic and diluted net income (loss) per unit from:
Continuing operations	$(0.05)	$(0.03)	$0.02	$(0.16)
Discontinued operations	(0.02)	0.04	(0.06)	0.03

Basic and diluted net income (loss) per unit	$(0.07)	$0.01	$(0.04)	$(0.13)

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL OP, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)

FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	Third Quarter		First Nine Months
	2013	2012	2013	2012

Net income (loss)	$(581)	$1,641	$7,973	$(1,521)

Other comprehensive income (loss), net of tax:
Changes in unrealized gain/loss on derivatives	(2,127)	(241)	(1,310)	(521)
Total other comprehensive income (loss)	(2,127)	(241)	(1,310)	(521)

Comprehensive income (loss)	(2,708)	1,400	6,663	(2,042)

Comprehensive income (loss) attributable to noncontrolling interest in joint venture	272	—	324	—

Comprehensive income (loss) attributable to Summit Hotel OP, LP	(2,980)	1,400	6,339	(2,042)

Preferred dividends	(4,147)	(1,156)	(10,443)	(3,469)

Comprehensive income (loss) attributable to common unit holders	$(7,127)	$244	$(4,104)	$(5,511)

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL OP, LP

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	Preferred	Common
			Total	Noncontrolling
	Summit Hotel	Summit Hotel	Unaffiliated Limited	Interests in	Total
	Properties, Inc.	Properties, Inc.	Partners’ Equity	Joint Venture	Equity

BALANCES, DECEMBER 31, 2012	$120,328	$316,491	$36,718	$—	$473,537

Contributions	81,723	300,166	—	7,500	389,389
Common stock redemption of common units	—	15,390	(15,390)	—	—
Distributions	(10,443)	(22,292)	(1,013)	—	(33,748)
Equity-based compensation	—	1,616	—	—	1,616
Other comprehensive income (loss)	—	(1,253)	(57)	—	(1,310)
Net income (loss)	10,443	(2,686)	(108)	324	7,973

BALANCES, SEPTEMBER 30, 2013	$202,051	$607,432	$20,150	$7,824	$837,457

BALANCES, DECEMBER 31, 2011	$47,875	$230,300	$41,274	$—	$319,449

Registration and offering costs	—	(707)	—	—	(707)
Common stock redemption of common units	—	(3,630)	3,630	—	—
Distributions	(3,469)	(10,071)	(2,589)	—	(16,129)
Equity-based compensation	—	646	137	—	783
Other comprehensive income (loss)	—	(431)	(90)	—	(521)
Net income (loss)	3,469	(3,723)	(1,267)	—	(1,521)

BALANCES, SEPTEMBER 30, 2012	$47,875	$212,384	$41,095	$—	$301,354

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL OP, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	First Nine Months
	2013	2012

OPERATING ACTIVITIES
Net income (loss)	$7,973	$(1,521)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	39,240	25,161
Amortization of prepaid lease	36	36
Loss on impairment of assets	8,654	2,098
Equity-based compensation	1,616	783
Deferred tax asset	(964)	(513)
(Gain) loss on disposal of assets	(888)	199
(Gain) loss on derivative financial instruments	(2)	2
Changes in operating assets and liabilities:	—	—
Restricted cash released (funded)	(2,882)	(265)
Trade receivables	(4,207)	(2,904)
Prepaid expenses and other	(15,694)	331
Accounts payable and accrued expenses	13,365	1,214

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	46,247	24,621

INVESTING ACTIVITIES
Acquisitions of hotel properties	(388,456)	(65,949)
Investment in hotel properties under development	(10,246)	—
Acquisition of land held for development	(2,800)	—
Improvements and additions to hotel properties	(33,840)	(17,984)
Purchases of office furniture and equipment	(599)	—
Proceeds from asset dispositions, net of closing costs	33,545	18,421
Restricted cash released (funded)	(19,623)	(2,546)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(422,019)	(68,058)

FINANCING ACTIVITIES
Proceeds from issuance of debt	375,745	142,585
Principal payments on debt	(321,636)	(80,542)
Financing fees on debt	(2,484)	(2,020)
Contributions	389,389	(707)
Distributions	(33,748)	(16,129)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	407,266	43,187

Net change in cash and cash equivalents	31,494	(250)

CASH AND CASH EQUIVALENTS
Beginning of period	13,980	10,537

End of period	$45,474	$10,287

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$14,639	$11,637

Capitalized interest	$246	$—

Cash payments for income taxes, net of refunds	$683	$393

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

At September 30, 2013, our portfolio consists of 92 upscale, upper midscale and midscale hotel properties containing 10,913 guestrooms located in 24 states. Of our 92 hotel properties, 10 are classified as held for sale. Our hotel properties are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiaries (“TRSs”). We indirectly own 100% of the outstanding equity interests in all but one of our TRS Lessees. We indirectly own an 80% controlling interest in the TRS Lessee associated with the Holiday Inn Express & Suites in San Francisco, CA which we acquired in early 2013 through a joint venture.

NOTE 2 -      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership, and their subsidiaries, including joint ventures. The consolidated financial statements of the Operating Partnership include the accounts of the Operating Partnership and its subsidiaries, including joint ventures. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

We prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the third quarter and first nine months of 2013 may not be indicative of the results that may be expected for the full year 2013. For further information, please read the financial statements included in our Form 10-K for the year ended December 31, 2012.

We made certain reclassifications to the third quarter and first nine months of 2012 financial information to conform to our 2013 presentation, which included the reclassification of $0.7 million in third quarter and $2.0 million in first nine months of food and beverage costs previously included as a reduction of other hotel operations revenue to other direct expenses. These reclassifications had no effect on previously reported results of operations or equity.

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

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

New Accounting Standards

In the first quarter of 2013, we adopted Accounting Standards Update (“ASU”) 2013—02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013—02 requires an entity to separately provide information about the effects on net income of certain significant amounts reclassified out of each component of accumulated other comprehensive income.

Adoption of this new standard did not have a material effect on the consolidated financial statements of the Company or our Operating Partnership.

NOTE 3 -      HOTEL PROPERTY ACQUISITIONS

Hotel property acquisitions in the first nine months of 2013 and 2012 include (in thousands):

Date Acquired	Franchise/Brand	Location	Purchase Price	Debt Assumed

First Nine Months of 2013
January 22	Hyatt Place	Chicago (Hoffman Estates), IL	$9,230	$—
January 22	Hyatt Place	Orlando (Convention), FL	12,252	—
January 22	Hyatt Place	Orlando (Universal), FL	11,843	—
February 11	IHG / Holiday Inn Express & Suites (1)	San Francisco, CA	60,500	23,423
March 11	SpringHill Suites by Marriott	New Orleans, LA	33,500	—
March 11	Courtyard by Marriott	New Orleans (Convention), LA	31,500	—
March 11	Courtyard by Marriott	New Orleans (French Quarter), LA	26,000	—
March 11	Courtyard by Marriott	New Orleans (Metairie), LA	24,000	—
March 11	Residence Inn by Marriott	New Orleans (Metairie), LA	20,000	—
April 30	Hilton Garden Inn	Greenville, SC	15,250	—
May 21	IHG / Holiday Inn Express & Suites	Minneapolis (Minnetonka), MN	6,900	3,724
May 21	Hilton Garden Inn	Minneapolis (Eden Prairie), MN	10,200	6,385
May 23	Fairfield Inn & Suites by Marriott	Louisville, KY	25,023	—
May 23	SpringHill Suites by Marriott	Louisville, KY	39,138	—
May 23	Courtyard by Marriott	Indianapolis, IN	58,634	—
May 23	SpringHill Suites by Marriott	Indianapolis, IN	30,205	—

Total First Nine Months of 2013		16 hotel properties	$414,175	$33,532

First Nine Months of 2012
January 12	Courtyard by Marriott (2)	Atlanta, GA	$28,900	$19,011
February 28	Hilton Garden Inn	Birmingham (Liberty Park), AL	11,500	—
February 28	Hilton Garden Inn	Birmingham (Lakeshore), AL	8,625	—
May 16	Courtyard by Marriott	Dallas (Arlington), TX	15,000	—
May 16	Hilton Garden Inn	Nashville (Smyrna), TN	11,500	8,708
June 21	Hilton / Hampton Inn & Suites	Nashville (Smyrna), TN	8,000	5,384
July 2	Residence Inn by Marriott	Dallas (Arlington), TX	15,500	—

Total First Nine Months of 2012		7 hotel properties	$99,025	$33,103

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

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions follows (in thousands):

	First Nine Months
	2013	2012

Land	$57,276	$9,843
Hotel buildings and improvements	341,903	84,757
Furniture, fixtures and equipment	14,996	4,425
Land held for development	2,800	—
Other assets	9,308	338
Total assets acquired	426,283	99,363
Debt assumed	33,532	33,103
Other liabilities	1,495	311

Net assets acquired	$391,256	$65,949

The allocations for certain of the acquisitions are based on preliminary information and are, therefore, subject to change.

Total revenues and net income (loss) for hotel properties acquired in the first nine months of 2013 and 2012, which are included in our consolidated statements of operations, follow (in thousands):

	Third Quarter			First Nine Months
	2013 Acquisitions	2012 Acquisitions		2013 Acquisitions	2012 Acquisitions
	2013	2013	2012	2013	2013	2012

Revenues	$23,449	$6,569	$5,970	$50,862	$19,752	$11,750

Net income (loss)	$3,847	$708	$450	$9,568	$2,095	$1,057

The results of operations of acquired hotel properties are included in the consolidated statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information presents the results of operations as if all acquisitions in 2012 and the first nine months 2013 had taken place on January 1, 2012. The unaudited condensed pro forma information excludes discontinued operations, is for comparative purposes only, and is not necessarily indicative of what actual results of operations would have been had the hotel property acquisitions taken place on January 1, 2012. This information does not purport to represent results of operations for future periods.

The unaudited condensed pro forma financial information for 2013 and 2012 follows (in thousands, except per share amounts):

	Third Quarter		First Nine Months
	2013	2012	2013	2012

Revenues	$82,174	$79,383	$244,942	$232,935

Net income (loss)	$(581)	$10,582	$17,992	$28,354

Net income (loss) per share attributable to common stockholders - basic and diluted	$(0.07)	$0.25	$0.11	$0.66

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 -      INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties includes (in thousands):

	September 30,	December 31,
	2013	2012

Land	$150,129	$105,571
Hotel buildings and improvements	934,376	649,699
Furniture, fixtures and equipment	136,243	124,385
Construction in progress	13,492	—
	1,234,240	879,655
Less accumulated depreciation	151,845	145,293

	$1,082,395	$734,362

NOTE 5 -      ASSETS HELD FOR SALE

Assets held for sale include (in thousands):

	September 30,	December 31,
	2013	2012

Land	$10,904	$3,092
Hotel buildings and improvements	20,939	1,474
Furniture, fixtures and equipment	1,620	270

	$33,463	$4,836

At September 30, 2013, assets held for sale included the Hampton Inn, Fairfield Inn & Suites, and a land parcel in Boise, ID; the Hampton Inn, AmericInn, and Aspen Hotel & Suites in Fort Smith, AR; the SpringHill Suites in Little Rock, AR; the Fairfield Inn and Holiday Inn Express in Emporia, KS; the Fairfield Inn and AmericInn in Salina, KS; and land parcels in Houston, TX, Spokane, WA and El Paso, TX. All of these properties are under contract to sell.

At December 31, 2012, assets held for sale included the AmericInn & Suites in Golden, CO, which was sold on January 15, 2013; a land parcel in Jacksonville, FL, which was sold on February 27, 2013; and a land parcel in Missoula, MT, which was sold on August 21, 2013.

NOTE 6 -      PREPAID EXPENSES AND OTHER

Prepaid expenses and other include (in thousands):

	September 30,	December 31,
	2013	2012
Deposits and escrow funds on pending acquisitions	$17,815	$2,759
Prepaid insurance	169	663
Other	3,022	1,889

	$21,006	$5,311

At September 30, 2013, deposits and escrow funds on pending acquisitions include $15.7 million related to our October 1, 2013 acquisition of the Hampton Inn & Suites in Ventura (Camarillo), CA.

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 -      DEBT

Our debt is comprised of a $150.0 million senior secured revolving credit facility and term loans secured by various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 5.27% at September 30, 2013 and 5.15% at December 31, 2012. Our total fixed-rate and variable-rate debt, after giving effect to our interest rate derivatives, follows (in thousands):

	September 30,	December 31,
	2013	2012

Fixed-rate debt	$398,225	$229,587
Variable-rate debt	2,030	83,026

	$400,255	$312,613

Information about the fair value of our fixed-rate debt that is not recorded at fair value follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique

Fixed-rate debt not recorded at fair value	$358,496	$349,691	$188,565	$193,448	Level 2 - Market approach

At September 30, 2013 and December 31, 2012, we had variable rate debt of $39.7 million and $41.0 million, respectively, which had effectively been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value.

$92 Million Senior Secured Interim Loan

On May 23, 2013, we closed on a $92.0 million variable rate senior secured interim loan with KeyBank National Association (KeyBank) and Regions Bank, which matures on November 23, 2013. This loan was secured by a pledge of the equity interest in the subsidiaries that own the Fairfield Inn & Suites and SpringHill Suites in Louisville, KY and the Courtyard by Marriott and SpringHill Suites in Indianapolis, IN, and was cross-defaulted with our $150 million senior secured revolving credit facility.

In the third quarter of 2013, we paid off our $92 million senior secured interim loan using proceeds from a new term loan with KeyBank, discussed in Term Loans below, and proceeds from a common stock offering, discussed in Note 9 — Equity.

$150 Million Senior Secured Revolving Credit Facility

In January of 2013, we removed the AmericInn and Fairfield Inn in Golden, CO from the borrowing base of our senior secured revolving credit facility.

In May of 2013, we amended our senior secured revolving credit facility to increase the allowed collateral concentration in any given metropolitan statistical area from 20% to 30%. We also added the Courtyard by Marriott and Springhill Suites in New Orleans, LA to the borrowing base. The addition of these hotel properties increased availability on the senior secured revolving credit facility by $36.7 million.

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2013, the maximum amount of borrowing permitted under the terms of this facility was $150.0 million, of which we had no borrowings, $0.7 million in standby letters of credit and $149.3 million available to borrow.

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

On May 1, 2013, we paid off a 4.95% fixed rate loan with MetaBank that was secured by two hotel properties. This loan totaled $6.7 million and had a maturity date of February 1, 2017. There was no associated prepayment penalty.

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

On July 26, 2013, we closed on a $7.4 million term loan with MetaBank with a fixed rate of 4.25%. This term loan matures on August 1, 2018, amortizes over 20 years, and is secured by the Hyatt Place in Atlanta, GA. We expect to receive additional proceeds of $1.3 million after the Hyatt Place attains a required performance level post renovation. The proceeds from this new borrowing were used to pay down our $150 million senior secured revolving credit facility.

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On August 1, 2013, we entered into a new $34.0 million term loan with ING with a fixed rate of 4.55%. This loan matures on August 1, 2038 and amortizes over 25 years. ING has the right to call the loan in full on March 1, 2019, 2024, 2029 and 2034. Simultaneously, we amended our existing loan with ING to (i) remove the Fairfield Inn & Suites and the Residence Inn, Germantown, TN; the Hampton Inn, Fort Smith, AR; and the Fairfield Inn, Lewisville, TX from the collateral and (ii) remove $3.9 million in letters of credit from the collateral. We also added the Courtyard by Marriott, Ridgeland, MS; the Hampton Inn & Suites, Ybor, FL; and the Courtyard by Marriott and the Residence Inn, Metairie, LA as collateral to the two notes, such that both ING loans are secured by the same 14 hotel properties and are cross-defaulted. The proceeds from this new borrowing were used to pay down our $150 million senior secured revolving credit facility.

On September 24, 2013, we paid off a 6.5% fixed rate loan with Chambers Bank that was secured by one hotel property. This loan totaled $1.3 million and had a maturity date of June 24, 2014. There was no associated prepayment penalty.

On September 27, 2013, we paid off a 5.01% fixed rate loan with BNC Capital that was secured by one hotel property. This loan totaled $5.1 million and had a maturity date of November 1, 2013. There was no associated prepayment penalty.

NOTE 8 -      COMMITMENTS AND CONTINGENCIES

Pending Hotel Property Acquisitions

At September 30, 2013, we had entered into purchase agreements to acquire four hotel properties for a combined purchase price of $96.3 million, including the assumption of debt of $30.0 million. Two of these hotel properties with a combined purchase price of $30.9 million were acquired in October of 2013 and are discussed in Note 15 — Subsequent Events. The remaining two pending acquisitions are subject to customary closing conditions, including lender consent. Therefore, we cannot provide assurance that we will acquire these hotel properties.

We are also obligated to purchase a property under development in downtown Minneapolis, MN, subject to certain conditions including the successful conversion of the property, estimated to be completed in the fourth quarter of 2013. At September 30, 2013, we have funded a $20.3 million first mortgage loan on this hotel property. The loan represents a portion of the total acquisition and renovation costs expected to be incurred to convert the property to a Hyatt Place hotel. The purchase price is estimated to be $31.0 million, which will include forgiveness of the loan as partial purchase price consideration. We cannot provide assurance that we will acquire this hotel property.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business; however, we are not currently aware of any actions against us that we believe would have a material impact on our financial condition or results of operations.

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 -      EQUITY

Common Stock

In the first nine months of 2013, we issued 2,466,404 shares of common stock to limited partners of the Operating Partnership upon redemption of their Common Units.

On January 14, 2013, we completed an underwritten public offering of 17,250,000 shares of common stock. Net proceeds were $148.0 million, after the underwriting discount and offering-related expenses of $7.3 million.

On March 1, 2013, we issued 292,090 shares of common stock to our executive officers pursuant to our 2011 Equity Incentive Plan. On June 13, 2013, we issued 29,228 shares of common stock to our directors pursuant to our 2011 Equity Incentive Plan. In the first nine months of 2013, we issued 4,440 shares of common stock in lieu of cash for director fees.

On September 19, 2013, we completed an underwritten public offering of 17,250,000 shares of common stock. Net proceeds were $152.2 million, after the underwriting discount and offering-related expenses of $6.5 million.

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

Noncontrolling Interests in Operating Partnership

Pursuant to the limited partnership agreement, beginning February 14, 2012, the unaffiliated third parties who hold Common Units in our Operating Partnership have the right to cause us to redeem their Common Units. At our option, the exchange can be for shares of our common stock on a one-for-one basis or for cash, based upon the fair value of an equivalent number of our shares of common stock at the time of redemption. The number of shares of our common stock issuable upon redemption of Common Units may be adjusted upon the occurrence of certain events such as share dividends, share subdivisions or combinations.

In the first nine months of 2013, we redeemed 2,466,404 Common Units for 2,466,404 shares of our common stock.

At September 30, 2013 and December 31, 2012, unaffiliated third parties owned 2,759,971 and 5,226,375 Common Units of the Operating Partnership, representing 3.2% and 10.1% limited partnership interest in the Operating Partnership, respectively.

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

NOTE 10 -           EQUITY-BASED COMPENSATION

Our equity-based awards were issued under our 2011 Equity Incentive Plan which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based award or incentive awards up to an aggregate of 2,318,290 shares of common stock. Stock options granted may be either incentive stock options or nonqualified stock options. Vesting terms may vary with each grant, and stock option terms are generally ten years. We have outstanding equity-based awards in the form of stock options and restricted stock awards. All of our existing equity-based awards are classified as equity awards.

Stock Options

Stock option activity for the first nine months of 2013 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value (Current Value Less Exercise Price)
		(Per share)	(In years)	(In thousands)
Outstanding, December 31, 2012	893,000	$9.75
Granted	—
Exercised	—
Forfeited	—

Outstanding, September 30, 2013	893,000	$9.75	7.4	$—

Exercisable, September 30, 2013	357,200	$9.75	7.4	$—

At September 30, 2013, the exercise price of our outstanding options exceeds the market price of our common stock.

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

Time-based restricted stock activity for the first nine months of 2013 follows:

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(Per share)	(In thousands)
Non-vested, December 31, 2012	82,603	$7.78
Granted	106,518	$9.78
Vested	—
Forfeited	—
Non-vested, September 30, 2013	189,121	$8.91	$1,738

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

Performance-based restricted stock activity for the first nine months of 2013 follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(Per share)	(In thousands)
Non-vested, December 31, 2012	82,602	$5.10
Granted	185,572	$7.09
Vested	—
Forfeited	—
Non-vested, September 30, 2013	268,174	$6.48	$2,465

Director Stock Awards

On June 13, 2013, we granted 29,228 shares of common stock to our directors as a part of their compensation plan. These shares vested upon grant.

Our directors have the option to receive shares of our common stock in lieu of cash for their director fees. In the first nine months of 2013, we issued 4,440 shares of common stock for director fees.

Equity-Based Compensation Expense

Equity-based compensation expense for the third quarter and first nine months of 2013 and 2012 follows (in thousands):

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Third Quarter		First Nine Months
	2013	2012	2013	2012

Included in corporate general and administrative salaries and other compensation in the statements of operations:
Stock options	$155	$126	$466	$378
Time-based restricted stock	167	72	443	144
Performance-based restricted stock	11	70	382	141

	333	268	1,291	663
Included in corporate general and administrative other in the statements of operations:
Director stock	13	—	325	120

	$346	$268	$1,616	$783

The amount of expense may be subject to adjustment in future periods if there is a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards was $3.9 million at September 30, 2013. We expect to recognize this cost over a remaining weighted-average period of two years.

NOTE 11 -           LOSS ON IMPAIRMENT OF ASSETS

In the first nine months of 2013, we recognized a loss on impairment of assets of $7.3 million related to the Courtyard by Marriott in Memphis, TN; the SpringHill Suites in Lithia Springs, GA; the Hampton Inn, AmericInn and Aspen Hotel & Suites in Fort Smith, AR; the AmericInn in Salina, KS and the Fairfield Inn and Holiday Inn Express in Emporia, KS. The impairments were the result of a change in the estimated holding period for these hotel properties. The Memphis hotel property was sold on May 30, 2013 and the Lithia Springs hotel property was sold on August 8, 2013. The Fort Smith, Salina, and Emporia hotel properties are classified as held for sale at September 30, 2013 and are under contract to sell. The operating results of these hotel properties, including impairment charges, are included in discontinued operations.

Also in the first nine months of 2013, we recognized a loss on impairment of assets of $1.4 million related to land parcels in Spokane, WA and El Paso, TX that were classified as held for sale at September 30, 2013. The impairments were the result of a change in the estimated holding period for these properties and were charged to continuing operations.

In the first nine months of 2012, we recognized a loss on impairment of assets of $2.1 million related to the AmericInn in Twin Falls, ID and the AmericInn in Missoula, MT. The Twin Falls hotel property was sold on May 16, 2012 and the Missoula hotel property was sold on August 15, 2012. The operating results of these hotel properties, including impairment charges, are included in discontinued operations.

NOTE 12 -           DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at September 30, 2013 and December 31, 2012 follows (dollars in thousands):

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2013			December 31, 2012
	Number of Instruments	Notional Amount	Fair Value	Number of Instruments	Notional Amount	Fair Value

Interest rate swaps (asset)	3	$29,587	$98	—	$—	$—
Interest rate swaps (liability)	2	85,353	(2,047)	4	41,095	(641)
	5	$114,940	$(1,949)	4	$41,095	$(641)

On September 5, 2013, we entered into an interest rate swap with a notional value of $75.0 million that will become effective on January 2, 2014 and matures on October 1, 2018. This interest rate swap was designated a cash flow hedge and will effectively convert a $75.0 million variable rate term loan that we expect to fund in the fourth quarter of 2013 into a fixed rate loan.

All of our interest rate swaps have been designated cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At September 30, 2013, three of our interest rate swaps were in an asset position and two were in a liability position. At December 31, 2012, all of our interest rate swaps were in a liability position. We have not posted any collateral related to these agreements and are not in breach of any financial provisions of the agreements. If we had breached any agreement provisions at September 30, 2013, we could have been required to settle our obligation under the agreements that were in a liability position at their termination value of $1.9 million.

Details of the location in the financial statements of the loss recognized on derivative financial instruments designated as cash flow hedges follow (in thousands):

	Third Quarter		First Nine Months
	2013	2012	2013	2012

Gain (loss) recognized in accumulated other comprehensive income on derivative financial instruments (effective portion)	$(2,215)	$(291)	$(1,571)	$(587)

Gain (loss) reclassified from accumulated other comprehensive income to interest expense (effective portion)	$(88)	$(50)	$(261)	$(66)

Gain (loss) recognized in gain (loss) on derivative financial instruments (ineffective portion)	$—	$(1)	$2	$(2)

Amounts reported in accumulated other comprehensive income related to derivative financial instruments will be reclassified to interest expense as interest payments are made on the hedged variable-rate debt.

NOTE 13 -           DISCONTINUED OPERATIONS

We have adjusted our consolidated statements of operations for the first nine months of 2013 and 2012 to reflect the operations of hotel properties sold or classified as held for sale in discontinued operations. Discontinued operations include the following hotel properties that have been sold:

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

•                  Courtyard by Marriott in Missoula, MT — sold December 2012;

•                  AmericInn & Suites in Golden, CO — sold January 2013;

•                  Hampton Inn in Denver, CO — sold February 2013;

•                  Holiday Inn and Holiday Inn Express in Boise, ID — sold May 2013;

•                  Courtyard by Marriott in Memphis, TN — sold May 2013;

•                  SpringHill Suites in Lithia Springs, GA — sold August 2013;

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•                  Fairfield Inn in Lewisville, TX — sold August 2013; and

•                  Fairfield Inn in Lakewood, CO — sold September 2013.

In addition, discontinued operations also include the following hotel properties that were classified as held for sale at September 30, 2013:

•                  Hampton Inn and Fairfield Inn & Suites in Boise, ID;

•                  Hampton Inn, AmericInn and Aspen Hotel & Suites in Fort Smith. AR;

•                  SpringHill Suites in Little Rock, AR;

•                  Fairfield Inn and Holiday Inn Express in Emporia, KS; and

•                  Fairfield Inn and AmericInn in Salina, KS.

Condensed results of operations for the hotel properties included in discontinued operations follow (in thousands):

	Third Quarter		First Nine Months
	2013	2012	2013	2012

REVENUE	$4,874	$9,107	$17,129	$26,199

Hotel operating expenses	3,653	6,315	12,913	19,143
Depreciation and amortization	406	857	1,617	3,067
Loss on impairment of assets	5,785	—	7,285	2,098

Income (loss) from hotel operations	(4,970)	1,935	(4,686)	1,891
Interest expense	24	111	175	729
(Gain) loss on disposal of assets	783	—	(877)	—

Income (loss) before taxes	(5,777)	1,824	(3,984)	1,162

Income tax (expense) benefit	4,080	(295)	(313)	(81)

Income (loss) from discontinued operations	$(1,697)	$1,529	$(4,297)	$1,081

Income (loss) from discontinued operations attributable to noncontrolling interest	$(66)	$248	$(188)	$221

Income (loss) from discontinued operations attributable to common stockholders	$(1,631)	$1,281	$(4,109)	$860

NOTE 14 -           EARNINGS (LOSS) PER SHARE/UNIT

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

In the third quarter of 2013 and 2012 and the first nine months of 2013 and 2012, our outstanding stock options were not included in the computation of diluted earnings per share, as the exercise price for our options was greater than the average market price of our common shares.

In the first nine months of 2012, our basic and diluted earnings per share are based on basic weighted average common shares outstanding due to our loss from continuing operations.

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summit Hotel Properties, Inc.

A summary of the components used to calculate basic and diluted earnings per share follows (in thousands, except per share):

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Numerator:
Income (loss) from continuing operations	$1,116	$112	$12,270	$(2,602)
Less: Preferred dividends	4,147	1,156	10,443	3,469
Allocation to participating securities	21	12	52	24
Attributable to noncontrolling interest	155	(169)	404	(1,488)
Income (loss) attributable to common stockholders from continuing operations	(3,207)	(887)	1,371	(4,607)
Income (loss) attributable to common stockholders from discontinued operations	(1,631)	1,281	(4,109)	860

Net income (loss) attributable to common stockholders	$(4,838)	$394	$(2,738)	$(3,747)

Denominator:
Weighted average common shares outstanding - basic	68,157	31,308	65,460	29,713
Dilutive effect of equity-based compensation awards	457	193	394	107

Weighted average common shares outstanding - diluted	68,614	31,501	65,854	29,820

Earnings per common share - basic and diluted:
Net income (loss) from continuing operations	$(0.05)	$(0.03)	$0.02	$(0.16)
Net income (loss) from discontinued operations	(0.02)	0.04	(0.06)	0.03

Net income (loss)	$(0.07)	$0.01	$(0.04)	$(0.13)

Summit Hotel OP, LP

A summary of the components used to calculate basic and diluted earnings per unit follows (in thousands, except per unit):

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Numerator:
Income (loss) from continuing operations	$1,116	$112	$12,270	$(2,602)
Less: Preferred dividends	4,147	1,156	10,443	3,469
Attributable to noncontrolling interest	272	—	324	—
Income (loss) attributable to common unit holders from continuing operations	(3,303)	(1,044)	1,503	(6,071)
Income (loss) attributable to common unit holders from discontinued operations	(1,697)	1,529	(4,297)	1,081

Net income (loss) attributable to common unit holders	$(5,000)	$485	$(2,794)	$(4,990)

Denominator:
Weighted average common units outstanding - basic	70,917	37,393	68,476	37,385
Dilutive effect of equity-based compensation awards	457	193	394	107

Weighted average common units outstanding - diluted	71,374	37,586	68,870	37,492

Earnings per common unit - basic and diluted:
Net income (loss) from continuing operations	$(0.05)	$(0.03)	$0.02	$(0.16)
Net income (loss) from discontinued operations	(0.02)	0.04	(0.06)	0.03

Net income (loss)	$(0.07)	$0.01	$(0.04)	$(0.13)

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL OP, LP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 -           SUBSEQUENT EVENTS

Equity Transactions

On October 1, 2013, we issued 1,770,532 shares of common stock for Common Units of our Operating Partnership which were tendered for redemption on September 27, 2013.

On October 31, 2013, our Board of Directors declared cash dividends of $0.1125 per share of common stock, $0.578125 per share of 9.25% Series A Cumulative Redeemable Preferred Stock, $0.4921875 per share of 7.875% Series B Cumulative Redeemable Preferred Stock, and $0.4453125 per share of 7.125% Series C Cumulative Redeemable Preferred Stock. These dividends are payable November 29, 2013.

Debt Transactions

On October 10, 2013, we closed on a $300 million senior unsecured credit facility to replace our $150 million senior secured revolving credit facility. The unsecured credit facility is comprised of a $225 million revolving credit facility (the “$225 Million Revolver”) and a $75 million term loan (the “$75 Million Term Loan”). The credit facility has an accordion feature which will allow us to increase the commitments by an aggregate of $100 million on the $225 Million Revolver and the $75 Million Term Loan. Deutsche Bank AG New York Branch is the administrative agent and Deutsche Bank Securities Inc. is the sole lead arranger. The syndication of lenders includes Deutsche Bank AG New York Branch; Bank of America, N.A.; Royal Bank of Canada; Key Bank National Association; Regions Bank; Fifth Third Bank; Raymond James Bank, N.A.; and U.S. Bank National Association.

The credit facility requires that no less than 20 of our hotel properties remain unencumbered, as defined in the credit facility documentation. The credit facility also requires compliance with covenants customary among our industry peers. The $225 Million Revolver matures on October 10, 2017 and can be extended to October 10, 2018 at our option, subject to certain conditions. The $75 Million Term Loan matures on October 10, 2018.

We pay interest on advances at varying rates, based upon, at our option, either (i) 1, 2, 3, or 6-month LIBOR, plus a LIBOR margin between 1.75% and 2.50%, depending upon our leverage ratio (as defined in the credit facility documentation), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, or 1-month LIBOR plus 1.00%, plus a base rate margin between 0.75% and 1.50%, depending upon our leverage ratio. Unused fees are payable quarterly and are assessed at 0.30% per annum if the unused portion of the credit facility is equal to or greater than 50%, or 0.20% per annum if the unused portion of the credit facility is less than 50%.

On October 31, 2013, we paid off a 4.10% loan with General Electric Capital Corp. This loan totaled $10.3 million and had a maturity of April 1, 2014. Costs associated with the early payoff were less than $0.1 million.

Hotel Property Acquisitions

On October 1, 2013, we purchased a Hampton Inn & Suites in Ventura (Camarillo), CA for $15.7 million. On October 8, 2013, we purchased a Hampton Inn & Suites in San Diego (Poway), CA for $15.2 million.

Hotel Property Dispositions

On October 30, 2013, we sold the Fairfield Inn in Emporia, KS. On November 1, 2013, we sold the SpringHill Suites in Little Rock, AR. Both of these properties were classified as held for sale at September 30, 2013.

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

•                  financial condition of, and our relationships with, third-party property managers and franchisors;

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

Overview

We focus primarily on acquiring and owning premium-branded select-service hotels in the upscale and upper midscale segments of the U.S. lodging industry, as these segments are currently defined by Smith Travel Research (“STR”).  Since completion of our IPO on February 14, 2011, we have acquired 40 hotels containing 5,512 guestrooms for purchase prices aggregating $729.6 million. At September 30, 2013, we owned 92 hotels containing 10,913 guestrooms located in 24 states. Except for six hotels, five of which are subject to ground leases and one of which is subject to a PILOT (payment in lieu of taxes) lease, we own our hotels in fee simple. Our hotels are located in markets in which we have extensive experience and that exhibit multiple demand generators, such as business and corporate headquarters, retail centers, airports and tourist attractions.

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

At September 30, 2013, our hotels are operated pursuant to hotel management agreements with third party hotel management companies, including the following:

•                  Interstate Management Company, LLC (“Interstate”) and its affiliate, Noble Management Group (“Noble”) — 58 hotel properties;

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

Our Hotel Property Portfolio

At September 30, 2013, our hotel property portfolio consisted of 92 hotels containing 10,913 guestrooms.  Of these hotels, according to STR’s current chain segment designations, 57 hotels containing 7,339 guestrooms are “upscale,” 32 hotels containing 3,368 guestrooms are “upper midscale” and three hotels containing 206 guestrooms are “midscale.”  Information for our hotel properties by franchisor as of September 30, 2013 follows:

Franchise	Brand	Number of Hotel Properties	Number of Guestrooms
Marriott	Courtyard by Marriott (1)	11	1,662
	SpringHill Suites by Marriott	10	1,266
	Residence Inn by Marriott	7	805
	Fairfield Inn & Suites by Marriott	7	751
	Fairfield Inn by Marriott	3	183
	TownePlace Suites by Marriott	1	90
	Total Marriott	39	4,757
Hilton	Hilton Garden Inn	8	894
	Hampton Inn	6	596
	Hampton Inn & Suites	5	611
	DoubleTree by Hilton	1	127
	Homewood Suites	1	91
	Total Hilton	21	2,319
Hyatt	Hyatt Place	15	2,010
	Hyatt House	1	135
	Total Hyatt	16	2,145
IHG	Holiday Inn Express & Suites(2)	5	619
	Holiday Inn Express	2	185
	Holiday Inn	1	143
	Staybridge Suites	2	213
	Total IHG	10	1,160
Carlson	Country Inn & Suites by Carlson	2	190
AmericInn	AmericInn	2	149
Starwood	Aloft	1	136
Independent	Aspen Hotel & Suites	1	57
Total (3)		92	10,913

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

(3)                                 Includes ten hotel properties that are classified as held for sale at September 30, 2013 in our financial statements.  For additional information about our hotels that are classified as held for sale, see Note 5 and Note 13 to our unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q.

Hotel Property Portfolio Activity

Acquisitions

We acquired 16 hotel properties in the first nine months of 2013 and seven hotel properties in the first nine months of 2012. A summary of these acquisitions follows (dollars in thousands):

Date Acquired	Franchise/Brand	Location	Guest- rooms	Purchase Price	Management Company
First Nine Months of 2013
January 22	Hyatt Place	Chicago (Hoffman Estates), IL	126	$9,230	Hyatt Management
January 22	Hyatt Place	Orlando (Convention), FL	149	12,252	Hyatt Management
January 22	Hyatt Place	Orlando (Universal), FL	151	11,843	Hyatt Management
February 11	IHG / Holiday Inn Express & Suites	San Francisco, CA	252	60,500	Intercontinental Management
March 11	SpringHill Suites by Marriott	New Orleans, LA	208	33,500	SpringHill Management
March 11	Courtyard by Marriott	New Orleans (Convention), LA	202	31,500	Courtyard Management
March 11	Courtyard by Marriott	New Orleans (French Quarter), LA	140	26,000	Courtyard Management
March 11	Courtyard by Marriott	New Orleans (Metairie), LA	153	24,000	Courtyard Management
March 11	Residence Inn by Marriott	New Orleans (Metairie), LA	120	20,000	Residence Inn Management
April 30	Hilton Garden Inn	Greenville, SC	120	15,250	Kana Hotels
May 21	IHG / Holiday Inn Express & Suites	Minneapolis (Minnetonka), MN	93	6,900	Interstate
May 21	Hilton Garden Inn	Minneapolis (Eden Prairie), MN	97	10,200	Interstate
May 23	Fairfield Inn & Suites by Marriott	Louisville, KY	135	25,023	White Lodging
May 23	SpringHill Suites by Marriott	Louisville, KY	198	39,138	White Lodging
May 23	Courtyard by Marriott	Indianapolis, IN	297	58,634	White Lodging
May 23	SpringHill Suites by Marriott	Indianapolis, IN	156	30,205	White Lodging

Total First Nine Months of 2013		16 hotel properties	2,597	$414,175

First Nine Months of 2012
January 12	Courtyard by Marriott	Atlanta, GA	150	$28,900	Courtyard Management
February 28	Hilton Garden Inn	Birmingham (Liberty Park), AL	130	11,500	HP Hotels
February 28	Hilton Garden Inn	Birmingham (Lakeshore), AL	95	8,625	HP Hotels
May 16	Courtyard by Marriott	Dallas (Arlington), TX	103	15,000	InterMountain
May 16	Hilton Garden Inn	Nashville (Smyrna), TN	112	11,500	Kana Hotels
June 21	Hilton / Hampton Inn & Suites	Nashville (Smyrna), TN	83	8,000	Kana Hotels
July 2	Residence Inn by Marriott	Dallas (Arlington), TX	96	15,500	InterMountain

Total First Nine Months of 2012		seven hotel properties	769	$99,025

The First Nine Months of 2013 Acquisitions

On January 22, 2013, we purchased from affiliates of Hyatt Hotels Corporation (“Hyatt”), a portfolio of three hotel properties. We expect to spend $5.0 million for renovations at these properties for a total cost of $90,000 per key. In addition, we acquired a land parcel in Orlando, FL valued at $2.8 million that is classified as land held for development. We funded this acquisition with a portion of the proceeds from our common stock offering completed on January 14, 2013 (the “January 2013 Stock Offering”). The renovations will be funded with borrowings under our senior unsecured credit facility.

On February 11, 2013, through a joint venture with an affiliate of IHG, we purchased a Holiday Inn Express & Suites in San Francisco, CA for $240,079 per key. We expect to spend $4.3 million for renovations at this property for a total cost of $257,100 per key. The joint venture assumed a $23.4 million term loan as a part of the acquisition. We contributed $34.6 million, including $2.8 million in renovation reserves, to the joint venture for an 80% controlling interest. We funded our contribution to the joint venture with a portion of the proceeds from our January 2013 Stock Offering.

On March 11, 2013, we purchased a portfolio of five Marriott hotel properties. We expect to spend $8.5 million for renovations at these properties for a total cost of $174,400 per key. We funded this acquisition with proceeds from term borrowings secured by previously acquired hotel properties and borrowings under our senior secured revolving credit facility.

On April 30, 2013, we purchased a Hilton Garden Inn in Greenville, SC for $127,100 per key. We expect to perform very minor renovations on this hotel property. We funded this acquisition with borrowings under our senior secured revolving credit facility.

On May 21, 2013, we purchased a Holiday Inn  Express & Suites in Minneapolis (Minnetonka), MN for $74,200 per key.  We expect to spend $1.2 million for renovations at this property for a total cost of $87,100 per key. We funded this acquisition through assumption of a $3.7 million term loan and borrowings under our senior secured revolving credit facility.

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

The First Nine Months of 2012 Acquisitions

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

On July 2, 2012, we purchased a Residence Inn by Marriott in Dallas (Arlington), TX for 161,458 per key. We performed very minor renovations on this hotel property. We funded this acquisition with borrowings under our senior secured revolving credit facility.

Dispositions

Pursuant to our strategy to continually evaluate our hotel properties and land held for development, we sold eight hotel properties and a parcel of land held for development in the first nine months of 2013. When a property is identified as being held for sale, we reclassify the property on our consolidated balance sheets, evaluate for potential impairment and, in the case of a hotel property, report historical and future results of operations in discontinued operations. We recognize impairment charges on hotel properties in discontinued operations and on land held for development in continuing operations. We recognized impairment charges of $8.7 million in the first nine months of 2013 and $2.1 million in the first nine months of 2012 due to the change in the estimated holding period of the related properties.

On January 15, 2013, we sold the AmericInn Hotel & Suites in Golden, CO for $2.6 million. On February 15, 2013, we sold the Hampton Inn in Denver, CO for $5.5 million and recognized a gain on the sale of $1.6 million. On February 27, 2013, we sold a parcel of land in Jacksonville, FL for $1.9 million. On May 1, 2013, we sold the Holiday Inn and Holiday Inn Express in Boise, ID for $12.6 million. On May 30, 2013, we sold the Courtyard by Marriott in Memphis, TN for $4.2 million. On August 8, 2013, we sold the SpringHill Suites in Lithia Springs, GA for $2.4 million. On August 21, 2013, we sold a parcel of land in Missoula, MT for $0.8 million.  On August 29, 2013, we sold the Fairfield Inn in Lewisville, TX for $2.0 million and recognized a loss on the sale of $0.8 million. On September 30, 2013, we sold the Fairfield Inn in Lakewood, CO for $2.8 million. Proceeds from these sales were used to pay off term debt and pay down our senior secured revolving credit facility.

On May 16, 2012, we sold the Hampton Inn, Holiday Inn Express and AmericInn in Twin Falls, ID for $16.5 million. On May 31, 2012, we sold a parcel of land in Twin Falls, ID for $0.3 million. On June 28, 2012, we sold a parcel of land in Boise, ID for $1.4 million. On August 15, 2012, we sold the AmericInn & Suites in Missoula, MT for $1.9 million. Proceeds from these sales were used to pay off related term debt and pay down our senior secured revolving credit facility.

For additional information concerning our dispositions and impairment charges, see Note 11 of our financial statements appearing elsewhere in this Form 10-Q.

Results of Operations of Summit Hotel Properties, Inc. and Summit Hotel OP, LP

The comparisons that follow should be reviewed in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. As noted above, in the first nine months of 2013 we sold the AmericInn Hotel & Suites in Golden, CO; the Hampton Inn in Denver, CO; the Holiday Inn and Holiday Inn Express in Boise, ID; the Courtyard by Marriott in Memphis, TN; the SpringHill Suites in Lithia Springs, GA; the Fairfield Inn in Lewisville, TX; and the Fairfield Inn in Lakewood, CO. In addition, at September 30, 2013, the Hampton Inn and Fairfield Inn & Suites in Boise, ID; the Hampton Inn, AmericInn and Aspen Hotel & Suites in Fort Smith, AR; the SpringHill Suites in Little Rock, AR, the Fairfield Inn and Holiday Inn Express in Emporia, KS; and the Fairfield Inn and AmericInn in Salina, KS, which were all under contract to sell, were classified as held for sale. Accordingly, we classified all of these hotel properties as discontinued operations and their operating results are not included in the discussion below.

Comparison of Third Quarter 2013 with Third Quarter 2012

Key operating metrics for our total portfolio (82 hotels at September 30, 2013 and 54 hotels at September 30, 2012) and our same-store portfolio (47 hotels) for the three months ended September 30, 2013 (the “third quarter 2013”) compared with the three months ended September 30, 2012 (the “third quarter 2012”) follows (dollars in thousands, except ADR and RevPAR):

	Third Quarter
	2013		2012		Percentage Change
	Total Portfolio (82 hotels)	Same-Store Portfolio (47 hotels)	Total Portfolio (54 hotels)	Same-Store Portfolio (47 hotels)	Total Portfolio (82/54 hotels)	Same-Store Portfolio (47 hotels)

Total revenues	$82,174	$39,458	$43,070	$37,102	90.8%	6.4%
Hotel operating expenses	$53,783	$26,141	$28,438	$24,639	89.1%	6.1%
Occupancy	74.7%	75.9%	74.9%	75.4%	-0.3%	0.6%
ADR	$111.90	$104.61	$100.32	$99.14	11.5%	5.5%
RevPAR	$83.56	$79.38	$75.17	$74.76	11.2%	6.2%

Revenue. Total revenues, including room and other hotel operations revenue, increased $39.1 million in third quarter 2013 compared with third quarter 2012. The increase in revenues is due to an increase in same-store revenues of $2.4 million and an increase in revenues from the 19 hotel properties acquired in 2012 and 16 hotel properties acquired in the first nine months of 2013 (the “Acquired Hotels”) of $36.7 million.

The same-store revenue increase of $2.4 million, or 6.4%, was due to increases in occupancy to 75.9% in third quarter 2013 compared with 75.4% in third quarter 2012, and ADR to $104.61 in third quarter 2013 compared with $99.14 in third quarter 2012. The increases in occupancy and ADR resulted in a 6.2% increase in same-store RevPAR to $79.38 in third quarter 2013 compared with $74.76 in third quarter 2012. These increases were due to the improving economy and hotel industry fundamentals and renovations made at 29 hotel properties in 2012 and the first six months of 2013.

Hotel Operating Expenses. Hotel operating expenses increased $25.3 million in third quarter 2013 compared with third quarter 2012. The increase is due in part to an increase in operating expenses at the Acquired Hotels of $23.8 million. In addition, the increase in same-store hotel operating expenses is due to $1.5 million of variable costs related to the increase in revenue. Expenses at the same-store hotels declined as a percentage of revenue from 66.4% in third quarter 2012 to 66.3% in third quarter 2013, due to stability in expenses despite increasing revenues at the same-store hotel properties.

A summary of our hotel operating expenses for our same-store portfolio (47 hotels) for the third quarter of 2013 and 2012 follows (dollars in thousands):

	Third Quarter		Percentage	Percentage of Revenue Third Quarter
	2013	2012	Change	2013	2012

Rooms expense	$10,453	$9,957	5.0%	26.5%	26.8%
Other direct expense	5,049	4,716	7.1%	12.8%	12.7%
Other indirect expense	10,496	9,822	6.9%	26.6%	26.5%
Other expense	143	144	-0.7%	0.4%	0.4%

Total hotel operating expenses	$26,141	$24,639	6.1%	66.3%	66.4%

Depreciation and Amortization.  Depreciation and amortization expense increased $6.4 million in third quarter 2013 compared with third quarter 2012, primarily due to the depreciation associated with the Acquired Hotels.

Corporate General and Administrative.  Corporate general and administrative expenses increased $0.5 million in third quarter 2013 compared with third quarter 2012. The increase in expense was due to increases in equity-based compensation of $0.1 million, cost related to our development of corporate functions that did not exist prior to our IPO of $0.3 million, and cost related to the relocation of our corporate headquarters from Sioux Falls, SD to Austin, TX of $0.1 million.

Other Income/Expense.  The $2.0 million increase in other income (expense) in third quarter 2013 compared with third quarter 2012 was primarily the result of an increase in interest expense, due to debt incurred to finance the acquisition of the Acquired Hotels.

Comparison of the First Nine Months of 2013 with the First Nine Months of 2012

Key operating metrics for our total portfolio (82 hotels at September 30, 2013 and 54 hotels at September 30, 2012) and our same-store portfolio (47 hotels) for the nine months ended September 30, 2013 (the “first nine months 2013”) compared with the nine months ended September 30, 2012 (the “first nine months 2012”) follows (dollars in thousands, except ADR and RevPAR):

	First Nine Months
	2013		2012		Percentage Change
	Total Portfolio (82 hotels)	Same-Store Portfolio (47 hotels)	Total Portfolio (54 hotels)	Same-Store Portfolio (47 hotels)	Total Portfolio (82/54 hotels)	Same-Store Portfolio (47 hotels)

Total revenues	$221,002	$112,104	$116,591	$104,842	89.6%	6.9%
Hotel operating expenses	$144,232	$74,727	$77,915	$70,660	85.1%	5.8%
Occupancy	74.8%	73.8%	72.3%	72.4%	3.5%	1.9%
ADR	$110.26	$102.74	$98.86	$97.59	11.5%	5.3%
RevPAR	$82.52	$75.80	$71.52	$70.68	15.4%	7.2%

Revenue. Total revenues, including room and other hotel operations revenue, increased $104.4 million in first nine months 2013 compared with first nine months 2012. The increase in revenues is due to an increase in same-store revenues of $7.3 million and an increase in revenues from the Acquired Hotels of $97.1 million.

The same-store revenue increase of $7.3 million, or 6.9%, was due to increases in occupancy to 73.8% in first nine months 2013 compared with 72.4% in first nine months 2012, and ADR to $102.74 in first nine months 2013 compared with $97.59 in first nine months 2012. The increases in occupancy and ADR resulted in a 7.2% increase in same-store RevPAR to $75.80 in first nine months 2013 compared with $70.68 in first nine months 2012. These increases were due to the improving economy and hotel industry fundamentals and renovations made at 29 hotel properties in 2012 and the first six months of 2013.

Hotel Operating Expenses. Hotel operating expenses increased $66.3 million in first nine months 2013 compared with first nine months 2012. The increase is due in part to an increase in operating expenses at the Acquired Hotels of $62.2 million. In addition, the increase in same-store hotel operating expenses is due to $4.1 million of variable costs related to the increase in revenue. Expenses at the same-store hotels declined as a percentage of revenue from 67.4% in first nine months 2012 to 66.7% in first nine months 2013, due to stability in expenses despite increasing revenues at the same-store hotel properties.

A summary of our hotel operating expenses for our same-store portfolio (47 hotels) for the first nine months of 2013 and 2012 follows (dollars in thousands):

	First Nine Months		Percentage	Percentage of Revenue First Nine Months
	2013	2012	Change	2013	2012

Rooms expense	$30,045	$28,763	4.5%	26.8%	27.4%
Other direct expense	14,147	13,383	5.7%	12.6%	12.8%
Other indirect expense	30,096	28,070	7.2%	26.8%	26.8%
Other expense	439	444	-1.1%	0.4%	0.4%

Total hotel operating expenses	$74,727	$70,660	5.8%	66.7%	67.4%

Depreciation and Amortization.  Depreciation and amortization expense increased $15.5 million in first nine months 2013 compared with first nine months 2012, primarily due to the depreciation associated with the Acquired Hotels.

Corporate General and Administrative.  Corporate general and administrative expenses increased $3.7 million in first nine months 2013 compared with first nine months 2012. The increase in expense was due to increases in equity-based compensation of $0.8 million, bonus accruals of $0.9 million, cost related to our development of corporate functions that did not exist prior to our IPO of $0.7 million, and cost related to the relocation of our corporate headquarters from Sioux Falls, SD to Austin, TX of $0.4 million.

Other Income/Expense.  The $3.3 million increase in other income (expense) in first nine months 2013 compared with first nine months 2012 was primarily the result of a $3.7 million increase in interest expense, due to debt incurred to finance the acquisition of the Acquired Hotels, partially offset by a $0.5 million decrease in debt transaction costs.

Cash Flows

The increase in net cash provided by operating activities of $21.6 million for first nine months 2013 compared with first nine months 2012 primarily resulted from a $9.5 million improvement in earnings, a $14.1 million increase in depreciation, and a $6.6 million increase in loss on impairment of assets, which were partially offset by a $7.8 million increase in net operating assets.  The increase in depreciation was primarily related to the Acquired Hotels. The $354.0 million increase in net cash used in investing activities for first nine months 2013 compared with first nine months 2012 primarily resulted from a $322.5 million increase in acquisitions of hotel properties, a $10.2 million increase in hotel properties under development, a $2.8 million increase in acquisition of land held for development, a $15.9 million increase in improvements and additions to hotel properties, and a $17.1 million increase in restricted cash related to renovation reserves funded, which were partially offset by a $15.1 million increase in proceeds from asset dispositions. The $364.1 million increase in net cash provided by financing activities for first nine months 2013 compared with first nine months 2012 resulted from a $390.1 million increase in proceeds from equity offerings, which was partially offset by a $7.9 million decrease in proceeds from borrowings and a $17.6 million increase in dividends and distributions.

Discontinued Operations

Pursuant to our strategy, we continually evaluate our hotel properties for potential sale and redeployment of capital. When a hotel property is sold or identified as being held for sale, we report its historical and ongoing results of operations, including impairment charges, in discontinued operations. In addition to the hotel properties previously reported in discontinued operations, in the first nine months of 2013 we began reporting the following hotel properties in discontinued operations:

•                  Hampton Inn in Denver, CO

•                  Holiday Inn in Boise, ID

•                  Holiday Inn Express in Boise, ID

•                  Hampton Inn in Boise, ID

•                  Fairfield Inn & Suites in Boise, ID

•                  Courtyard by Marriott in Memphis, TN

•                  SpringHill Suites in Lithia Springs, GA

•                  Fairfield Inn in Lewisville, TX

•                  Fairfield Inn in Lakewood, CO

•                  Hampton Inn in Fort Smith, AR

•                  AmericInn in Fort Smith, AR

•                  Aspen Hotel & Suites in Fort Smith, AR

•                  SpringHill Suites in Little Rock, AR

•                  Fairfield Inn in Emporia, KS

•                  Holiday Inn Express in Emporia, KS

•                  Fairfield Inn in Salina, KS

•                  AmericInn in Salina, KS

The Hampton Inn in Denver, CO was sold on February 15, 2013. The Holiday Inn and Holiday Inn Express in Boise, ID were sold on May 1, 2013. The Courtyard by Marriott in Memphis, TN was sold on May 30, 2013.  The SpringHill Suites in Lithia Springs, GA was sold on August 8, 2013. The Fairfield Inn in Lewisville, TX was sold on August 29, 2013. The Fairfield Inn in Lakewood, CO was sold on September 30, 2013. The Hampton Inn and Fairfield Inn & Suites in Boise, ID; the Hampton Inn, AmericInn and Aspen Hotel & Suites in Fort Smith, AR; the SpringHill Suites in Little Rock, AR; the Fairfield Inn and Holiday Inn Express in Emporia, KS; and the Fairfield Inn and AmericInn in Salina, KS were classified as held for sale at September 30, 2013 and were under contract to sell, which sales are anticipated to close during 2013.

A summary of results from our hotel properties included in discontinued operations follows (in thousands):

	Third Quarter		First Nine Months
	2013	2012	2013	2012

Revenues	$4,874	$9,107	$17,129	$26,199

Hotel operating expenses	3,653	6,315	12,913	19,143
Depreciation and amortization	406	857	1,617	3,067
Loss on impairment of assets	5,785	—	7,285	2,098
Interest expense	24	111	175	729
(Gain) loss on disposal of assets	783	—	(877)	—

Total expenses	10,651	7,283	21,113	25,037

Income (loss) from discontinued operations before income taxes	(5,777)	1,824	(3,984)	1,162
Income tax (expense) benefit	4,080	(295)	(313)	(81)

Income (loss) from discontinued operations	$(1,697)	$1,529	$(4,297)	$1,081

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

We expect to satisfy our liquidity requirements with cash provided by operations, working capital, and short-term borrowings under our senior unsecured credit facility, which replaced our senior secured revolving credit facility on October 10, 2013. In addition, we may fund the purchase price of hotel acquisitions and cost of required capital improvements by assuming existing mortgage debt, issuing securities (including Summit OP partnership units), or incurring other mortgage debt. Further, we may seek to raise capital through public or private offerings of our equity or debt securities. However, certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders and market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all. We believe that our cash provided by operations, working capital, borrowings under our senior unsecured credit facility and other sources of funds available to us will be sufficient to meet our ongoing liquidity requirements for at least the next 12 months.

Outstanding Indebtedness

At September 30, 2013, we had $400.3 million in debt secured by mortgages on 77 hotel properties. We also had 15 unencumbered hotel properties, including 13 hotels containing 1,487 guestrooms operating under brands owned by Marriott, Hilton, Hyatt, and IHG that are available to be used as collateral for potential future loans. A summary of our debt at September 30, 2013 follows (dollars in thousands):

Lender	Interest Rate(1) Sept 30, 2013	Amortization Period (Years)	Maturity Date	Collateral	Amount of Debt
$150 Million Senior Secured Revolving Credit Facility
Deutsche Bank AG New York Branch	n/a	n/a	May 16, 2015	See “$150 Million Senior Secured Revolving Credit Facility”	$—
Term Loans
ING Life Insurance and Annuity	6.10% Fixed	20	March 1, 2032	See “Term Loans”	64,786
	4.55% Fixed	25	Aug 1, 2038	See “Term Loans”	33,939
KeyBank National Association	4.46% Fixed	30	Feb 1, 2023	Hyatt Place, Chicago (Lombard), IL; Hyatt Place, Denver (Lone Tree), CO; Hyatt Place Denver (Englewood), CO; and Hyatt Place, Dallas (Arlington), TX	29,082
	4.52% Fixed	30	April 1, 2023	Hyatt House, Denver (Englewood), CO; Hyatt Place, Baltimore (Owings Mills), MD and Hyatt Place Scottsdale, AZ	22,509
	4.30% Fixed	30	April 1, 2023	Hyatt Place, Orlando (Convention), FL; Hyatt Place, Orlando (Universal), FL; and Hyatt Place, Chicago (Hoffman Estates), IL	21,857
	4.95% Fixed	30	Aug 1, 2023	Fairfield Inn & Suites and SpringHill Suites, Louisville, KY	38,633
Empire Financial Services, Inc.	6.00% Fixed	25	Feb 1, 2017	Courtyard by Marriott, Atlanta, GA	18,461
Bank of America Commercial Mortgage	6.41% Fixed	25	Sept 1, 2017	Hilton Garden Inn, Smyrna, TN	8,436
Merrill Lynch Mortgage Lending Inc.	6.384% Fixed	30	Aug 1, 2016	Hampton Inn, Smyrna, TN	5,273
GE Capital Financial Inc.	6.03% Fixed	25	May 1, 2017	Courtyard by Marriott, Scottsdale, AZ and SpringHill Suites by Marriott, Scottsdale, AZ	14,649
Bank of the Ozarks	5.75% Fixed	25	July 10, 2017	Hyatt Place, Portland, OR	8,655
MetaBank	4.25% Fixed	20	Aug 1, 2018	Hyatt Place, Atlanta, GA	7,408
Bank of Cascades	4.66% Fixed	25	Sept 30, 2021	Residence Inn by Marriott, Portland, OR	12,065
Goldman Sachs	5.67% Fixed	25	July 6, 2016	SpringHill Suites by Marriott, Bloomington, MN and Hampton Inn & Suites, Bloomington, MN	14,164
Compass Bank	4.57% Fixed	20	May 17, 2018	Courtyard by Marriott, Flagstaff, AZ	13,529
General Electric Capital Corp.	5.46% Fixed	25	April 1, 2017	Hilton Garden Inn, Birmingham (Lakeshore), AL	5,399
	5.46% Fixed	25	April 1, 2017	Hilton Garden Inn, Birmingham (Liberty Park), AL	6,323
	4.82% Fixed	20	April 1, 2018	SpringHill Suites by Marriott, Denver, CO (2)	7,709
	5.03% Fixed	25	March 1, 2019	Double Tree, Baton Rouge, LA (2)	10,190
	4.10% Fixed	25	April 1, 2014	Country Inn & Suites, San Antonio, TX (2)	10,330
AIG	6.11% Fixed	20	Jan 1, 2016	Residence Inn by Marriott, Salt Lake City, UT	13,655
Greenwich Capital Financial Products, Inc.	6.20% Fixed	30	Jan 6, 2016	Holiday Inn Express & Suites, San Francisco, CA	23,203
Wells Fargo Bank, National Association	5.53% Fixed	25	Oct 1, 2015	Holiday Inn Express & Suites, Minneapolis (Minnetonka), MN	3,684
	5.57% Fixed	25	Jan 1, 2016	Hilton Garden Inn, Minneapolis (Eden Prairie), MN	6,316

Total term loans					400,255

Total debt					$400,255

(1)                                     After giving effect to our use of interest rate swaps, where applicable.

(2)                                     These three loans are cross-collateralized and are also secured by the Aloft in Jacksonville FL, the Hyatt Place in Las Colinas, TX, and the Fairfield Inn in Boise, ID.

$92 Million Senior Secured Interim Loan

On May 23, 2013, we closed on a $92 million variable rate senior secured interim loan with KeyBank National Association (KeyBank) and Regions Bank, which matures on November 22, 2013. This loan is secured by a pledge of the equity interest in the subsidiaries that own the Fairfield Inn & Suites and SpringHill Suites in Louisville, KY and the Courtyard and SpringHill Suites in Indianapolis, IN, and is cross-defaulted with our $150 million senior secured revolving credit facility.

In the third quarter of 2013, we paid off our $92 million senior secured interim loan using proceeds from a new term loan with KeyBank and proceeds from a common stock offering.  See “Outstanding Indebtedness — Term Loans” and “Equity Transactions” for additional details regarding the KeyBank term loan and the common stock offering, respectively.

$150 Million Senior Secured Revolving Credit Facility

In January 2013, we removed the AmericInn and Fairfield Inn in Golden, CO from the facility’s borrowing base. In May 2013, we amended our senior secured revolving credit facility to increase the allowed collateral concentration in any given metropolitan statistical area from 20% to 30%. We also added the Courtyard and Springhill Suites in New Orleans, LA to the borrowing base. The addition of these hotel properties increased availability on the senior secured revolving credit facility by $36.7 million.

At September 30, 2013, we had no borrowings under our $150 million senior secured revolving credit facility, $0.7 million in standby letters of credit and $149.3 million available to borrow.

On October 10, 2013, we replaced our $150 million senior secured revolving credit facility with a $300 million senior unsecured credit facility.  See “Recent Developments — Unsecured Credit Facility” for additional detail regarding the $300 million senior unsecured credit facility.

Term Loans

At September 30, 2013, we had $400.3 million in term loans outstanding. These term loans are secured primarily by first mortgage liens on hotel properties.

Our term loans included borrowings with ING Life Insurance and Annuity (ING). In February 2013, we removed the Hampton Inn in Denver, CO from the security for our original ING loan and replaced it with a $2.4 million stand-by letter of credit issued under our senior secured revolving credit facility. On May 1, 2013, we removed the Holiday Inn Express in Boise, ID from the security for our original ING loan and replaced it with a $1.5 million stand-by letter of credit issued under our senior secured revolving credit facility.

On August 1, 2013, we entered into a new $34.0 million term loan with ING with a fixed rate of 4.55%. This loan matures on August 1, 2038 and amortizes over 25 years. ING has the right to call the loan in full on March 1, 2019, 2024, 2029 and 2034. Simultaneously, we amended our existing loan with ING to (i) remove the Fairfield Inn & Suites and the Residence Inn, Germantown, TN; the Hampton Inn, Fort Smith, AR; and the Fairfield Inn, Lewisville, TX from the collateral and (ii) remove $3.9 million in letters of credit from the collateral. We also added the Courtyard by Marriott, Ridgeland, MS; the Hampton Inn & Suites, Ybor, FL; and the Courtyard by Marriott and the Residence Inn, Metairie, LA as collateral to the two loans, such that both ING loans are secured by the same 14 hotel properties and are cross-defaulted. The proceeds from this new borrowing were used to pay down our $150 million senior secured revolving credit facility. At September 30, 2013, the ING loans were secured by 14 hotel properties.

On July 22, 2013, we closed on a $38.7 million term loan with KeyBank with a fixed rate of 4.95%. This term loan matures on August 1, 2023, amortizes over 30 years, and is secured by the Fairfield Inn & Suites and SpringHill Suites in Louisville, KY. The proceeds from this new borrowing were used to pay down our $92 million senior secured interim loan.

On July 26, 2013, we closed on a $7.4 million term loan with MetaBank with a fixed rate of 4.25%. This term loan matures on August 1, 2018, amortizes over 20 years, and is secured by the Hyatt Place in Atlanta, GA. We expect to receive additional proceeds of $1.3 million after the Hyatt Place attains a required performance level post renovation. The proceeds from this new borrowing were used to pay down our $150 million senior secured revolving credit facility.

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

On September 19, 2013, we completed an underwritten public offering of 17,250,000 shares of common stock. Net proceeds were $152.2 million, after the underwriting discount and offering-related expenses. We contributed the net proceeds of this offering to Summit OP in exchange for Common Units. Summit OP used a portion of the proceeds to reduce the outstanding balances under our $150 million senior secured revolving credit facility and to pay off our $92 million senior secured interim loan. The remaining proceeds will be used for general corporate purposes, including the acquisition of hotel properties.

Capital Expenditures

In the first nine months of 2013, we spent $28.5 million on renovations, including $13.1 million on hotel properties that we owned prior to 2012 and $15.4 million on hotel properties acquired since the beginning of 2012. We currently have renovations underway at six of our hotel properties. We anticipate spending a total of $15.0 million to $19.0 million on hotel property renovations in the remainder of 2013. We expect to fund these renovations with cash provided by operations, working capital, borrowings under our senior unsecured credit facility, and other potential sources of capital, to the extent available to us.

Off-Balance Sheet Arrangements

At September 30, 2013, we had $3.4 million in outstanding standby letters of credit related to credit enhancements on two term loans and performance bonds related to our workers’ compensation insurance and other operational matters.

Contractual Obligations

The timing of required payments related to our long-term debt and other contractual obligations at September 30, 2013 follows (in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years

Debt obligations (1)	$546,761	$40,413	$118,467	$119,471	$268,410
Operating lease obligations (2)	33,988	585	1,215	1,158	31,030
Purchase obligations (3)	13,807	13,407	400	—	—

Total	$594,556	$54,405	$120,082	$120,629	$299,440

(1)                                 Amounts shown include amortization of principal, maturities, and estimated interest payments. Interest payments on variable rate debt have been estimated using the rates in effect at September 30, 2013, after giving effect to interest rate swaps.

(2)                                 Primarily ground leases and corporate office leases.

(3)                                 Represents purchase orders and executed contracts for renovation projects at our hotel properties, and an obligation to purchase the remaining 10% of a hotel property in which we currently have a 90% interest.

In addition to the contractual obligations above, at September 30, 2013 we had entered into purchase agreements to acquire four hotel properties for a combined purchase price of $96.3 million, including the assumption of debt of $30.0 million. Two of these hotel properties with a combined purchase price of $30.9 million were acquired in October of 2013 and are discussed in “Recent Developments — Acquisitions.” The remaining two pending acquisitions are subject to customary closing conditions, including lender consent. Therefore, we cannot provide assurance that we will acquire these hotel properties.

We are also obligated to purchase a property under development in downtown Minneapolis, MN, subject to certain conditions including the successful conversion of the property, estimated to be completed in the fourth quarter of 2013. At September 30, 2013, we have funded a $20.3 million first mortgage loan on this hotel property. The loan represents a portion of the total acquisition and renovation costs expected to be incurred to convert the property to a Hyatt Place hotel. The purchase price is estimated to be $31.0 million, which will include forgiveness of the loan as partial purchase price consideration. We cannot provide assurance that we will acquire this hotel property.

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

Reclassification of Certain Prior Period Financial Information

We reclassified $0.7 million and $2.0 million of food and beverage costs previously included as a reduction of other hotel operations revenue to other direct expenses in the third quarter of 2012 and the first nine months of 2012, respectively, to conform to our 2013 presentation.  This reclassification had no effect on previously reported results of operations or equity.

Recent Developments

Unsecured Credit Facility

On October 10, 2013, Summit OP, as borrower, Summit REIT, as parent guarantor, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a $300 million senior unsecured credit facility with Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank Securities Inc., as sole lead arranger, and a syndicate of lenders including Deutsche Bank AG New York Branch, Bank of America, N.A., Royal Bank of Canada, Key Bank National Association, Regions Bank, Fifth Third Bank, Raymond James Bank, N.A., and U.S. Bank National Association.  All existing and future subsidiaries that own or lease an “unencumbered asset” will be required to guaranty the facility.

The unsecured credit facility is comprised of a $225 million revolving credit facility (the “$225 Million Revolver”) and a $75 million term loan (the “$75 Million Term Loan”) and replaces our $150 million senior secured revolving credit facility. The credit facility has an accordion feature which will allow us to increase the total commitments by an aggregate of $100 million on the $225 Million Revolver and $75 Million Term Loan prior to October 10, 2017.  The $225 Million Revolver will mature on October 10, 2017 which can be extended to October 10, 2018 at our option, subject to certain conditions. The $75 Million Term Loan will mature on October 10, 2018.

Outstanding borrowings on the $300 million credit facility are limited to the least of (1) the aggregate commitments of all of the lenders, (2) the aggregate value of the unencumbered assets, less our consolidated unsecured indebtedness, all as calculated pursuant to the terms of the credit facility documentation, multiplied by 60% and (3) the principal amount that when drawn under the credit facility would result in an unsecured interest expense, calculated on a pro forma basis for the next consecutive four fiscal quarters after taking such draws into account, equal to 50% of the net operating income of the unencumbered assets, as adjusted pursuant to the credit facility documentation.

Payment Terms.  We are obligated to pay interest at the end of each selected interest period, but not less than quarterly, with all outstanding principal and accrued but unpaid interest due at the maturity of the respective facility.  We have the right to repay all or any portion of the outstanding borrowings from time to time without penalty or premium.  We pay interest on advances at varying rates, based upon, at our option, either (i) 1, 2, 3, or 6-month LIBOR, plus a LIBOR margin between 1.75% and 2.50%, depending upon our leverage ratio (as defined in the loan documents), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin between 0.75% and 1.50%, depending upon our leverage ratio. In addition, on a quarterly basis, we will be required to pay a fee on the unused portion of the unsecured credit facility equal to the unused amount multiplied by an annual rate of either (i) 0.30%, if the unused amount is equal to or greater than 50% of the maximum aggregate amount of the credit facility, or (ii) 0.20%, if the unused amount is less than 50% of the maximum aggregate amount of the credit facility.

Financial and Other Covenants. In addition, we are required to comply with a series of financial and other covenants in order to borrow under the $300 million credit facility. The material financial covenants include a maximum leverage ratio, minimum consolidate tangible net worth, maximum dividend payout ratio, minimum consolidated fixed charge coverage ratio, maximum ratio of secured indebtedness to total asset value, maximum ratio of secured recourse indebtedness to total asset value, a maximum ratio of consolidated unsecured indebtedness to total unencumbered asset value, and a maximum ratio of unencumbered adjusted net operating income to assumed unsecured interest expense.

We are also subject to other customary covenants, including restrictions on investments and limitations on liens and maintenance of properties. The credit facility also contains customary events of default, including, among others, the failure to make payments when due under any of the credit facility documentation, breach of any covenant continuing beyond any cure period and bankruptcy or insolvency.

Unencumbered Assets. The $300 million credit facility is unsecured.  However, borrowings under the credit facility are limited by the value of hotel assets that qualify as unencumbered assets.  As of November 1, 2013, 32 of our hotel properties qualified as, and are deemed to be, unencumbered assets.  Among other conditions, unencumbered assets must not be subject to liens or security interests, and the owner and operating lessee of such unencumbered asset must execute a guaranty supplement pursuant to which the owner and operating lessee become subsidiary guarantors of the credit facility.  In addition, hotels may be added to or removed from the unencumbered asset pool at any time so long as there is a minimum of 20 hotels in the unencumbered asset pool, the unencumbered assets meet certain diversity requirements (such as limits on concentrations in any particular market), the then-current borrowings on the credit facility do not exceed the maximum available under the facility given the availability limitations described above.  Further, to be eligible as an unencumbered asset, the anticipated property must: be franchised with a nationally-recognized franchisor; have been in operation a minimum of one year; satisfy certain ownership, management and operating lessee criteria; not be subject to material defects, such as liens, title defects, environmental contamination and other standard lender criteria.

We transferred to the $300 million unsecured credit facility the outstanding principal balance of $8 million on the existing $150 million senior secured revolving credit facility. The $150 million senior secured revolving credit facility was paid off in full and terminated upon entry into the $300 million unsecured credit facility described above.

We expect to fully draw the $75 Million Term Loan in the fourth quarter of 2013. We have entered into an interest rate swap with a notional value of $75 million that will become effective on January 2, 2014 and matures on October 1, 2018. This interest rate swap was designated a cash flow hedge and will effectively convert the $75 Million Term Loan to a fixed rate of 4.145%.

At November 1, 2013, the maximum amount of borrowing permitted under the senior unsecured credit facility was $248.7 million. We had $13.0 million in borrowings under this credit facility, $0.7 million in standby letters of credit and $235.0 million available to borrow.

Other Debt

On October 31, 2013, we paid off a 4.10% interest rate loan with General Electric Capital Corp.  This loan had a principal balance of $10.3 million and a maturity date of April 1, 2014.  Costs associated with the early payoff were less than $0.1 million.

Acquisitions

On October 1, 2013, we purchased a 115-guestroom Hampton Inn & Suites in Ventura (Camarillo), CA for $15.7 million. On October 8, 2013, we purchased a 108-guestroom Hampton Inn & Suites in San Diego (Poway), CA for $15.2 million.  The acquisitions were funded by proceeds from our common stock offering completed on September 19, 2013, and by an advance on our senior secured revolving credit facility.

Dispositions

On October 30, 2013 we sold the 57-guestroom Fairfield Inn in Emporia, KS for $1.7 million. On November 1, 2013, we sold the 78-guestroom SpringHill Suites in Little Rock, AR for $4.5 million and recognized a gain on the sale of $1.0 million. Both of these properties were classified as held for sale at September 30, 2013.  We used the proceeds from these sales to pay down the balance on our senior unsecured credit facility.

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

On September 5, 2013, we entered into an interest rate swap with a notional value of $75.0 million that will become effective on January 2, 2014 and matures on October 1, 2018. This interest rate swap was designated a cash flow hedge and will effectively convert a $75.0 million variable rate term loan that we expect to fund in the fourth quarter of 2013 into a fixed rate loan.

At September 30, 2013, we were party to five interest rate swap agreements, with a total notional amount of $114.9 million, where we receive variable rate payments in exchange for making fixed rate payments. These agreements are accounted for as cash flow hedges. Two of these agreements are in a liability position and have a termination value of $1.9 million.

At September 30, 2013, after giving effect to our interest rate swap agreements, $398.3 million, or 99.5%, of our debt had fixed interest rates and $2.0 million, or 0.5%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increase by 1.0%, our cash flow would decrease by less than $0.1 million per year.

As our fixed rate debts mature, we will become subject to interest rate risk. In addition, as our variable rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At September 30, 2013, $19.7 million of our long-term debt will amortize or mature during the next 12 months, of which $19.6 million has fixed interest rates and $0.1 million has variable interest rates.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Summit REIT’s internal control over financial reporting that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, Summit REIT’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Summit OP’s internal control over financial reporting that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, Summit OP’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                                                         Legal Proceedings.

We are involved from time to time in litigation arising in the ordinary course of business, however, we are not currently aware of any actions against us that we believe would materially adversely affect our business, financial condition or results of operations.

Item 1A.                                                Risk Factors.

In addition to the risk factors disclosed in the “Risk Factors” section of our combined Annual Report on Form 10-K for the year ended December 31, 2012, we believe we are subject to the following risk:

A delay in approving a budget and/or continuing appropriation legislation to fund the operations of the federal government and the failure to raise the borrowing limit for the federal government could affect travel directly and indirectly and may thereby negatively impact our revenues and cash available for distributions.

The delay in approving a budget and continuing appropriation legislation to fund the operations of the federal government caused many federal agencies to cease or curtail some activities during the third quarter of 2013.  In addition, in April 2013, the Federal Aviation Administration announced the implementation of furloughs of air traffic controllers, resulting in flight delays throughout the United States until the U.S. Congress passed a bill suspending such furloughs. There can be no assurance that future sequestration obligations under the Budget Control Act of 2011 by the Federal Aviation Administration or other agencies of the federal government will not occur in future periods resulting in difficulties and discouraging travel.  The reduction in income from both businesses and federal government employees and the possibility of another federal government impasse may adversely affect consumer confidence or may discourage both business and leisure travel, resulting in the deferral or cancellation of travel and a negative effect on our revenues in the fourth quarter of 2013 and in subsequent quarters.  Such impacts could have a material adverse impact on our consolidated financial statements.

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
10.1

$300,000,000 Credit Agreement dated October 10, 2013 among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, Bank of America, N.A., Royal Bank of Canada, Key Bank National Association, Regions Bank, Fifth Third Bank, Raymond James Bank, N.A., and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on October 14, 2013)

10.2

First Modification of Consolidated, Amended and Restated Loan Agreement among Summit Hotel OP, LP, as borrower, and ING Life Insurance and Annuity Company, as lender, dated August 1, 2013 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 6, 2013)

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: November 5, 2013	By:	/s/ Stuart J. Becker
Stuart J. Becker
Chief Financial Officer

SUMMIT HOTEL OP, LP (registrant)

	By:	Summit Hotel GP, LLC, its general partner

	By:	Summit Hotel Properties, Inc., its sole member

Date: November 5, 2013		By:	/s/ Stuart J. Becker
Stuart J. Becker
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1

$300,000,000 Credit Agreement dated October 10, 2013 among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, Bank of America, N.A., Royal Bank of Canada, Key Bank National Association, Regions Bank, Fifth Third Bank, Raymond James Bank, N.A., and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on October 14, 2013)

10.2

First Modification of Consolidated, Amended and Restated Loan Agreement among Summit Hotel OP, LP, as borrower, and ING Life Insurance and Annuity Company, as lender, dated August 1, 2013 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 6, 2013)

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