Form 10-K
period 2013-12-31
Summit Hotel Properties, Inc.
filed 2014-03-25
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File Number:  001-35074

SUMMIT HOTEL PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-2962512
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

12600 Hill Country Boulevard, Suite R-100

Austin, TX  78738

(Address of principal executive offices, including zip code)

(512) 538-2300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value per share	New York Stock Exchange

9.25% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange

7.875% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange

7.125% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes  ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant’s as of June 30, 2013 was $623,345,975 based on the closing sale price of the registrant’s common stock on the New York Stock Exchange as of June 28, 2013.

As of March 20, 2014 the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 85,528,563.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, are incorporated herein by reference into Part III, Items 10, 11, 12, 13 and 14.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2013

SUMMIT HOTEL PROPERTIES, INC.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “forecast,” “project,” “potential,” “continue,” “likely,” “will,” “would” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenue and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

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

•                  our failure to maintain our qualification as a REIT under the Internal Revenue Code (“Code”);

•                  changes in our business or investment strategy;

•                  availability, terms and deployment of capital;

•                  general volatility of the capital markets and the market price of our shares of common stock;

•                  environmental uncertainties and risks related to natural disasters; and

•                  the other factors discussed under the heading “Risk Factors” in this report.

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

PART I

Item 1.                          Business.

Unless the context otherwise requires, all references to “us,” “our,” or the “Company” refer to Summit Hotel Properties, Inc. and its consolidated subsidiaries.

Overview

We are a self-managed hotel investment company that was organized in June 2010.  We completed our initial public offering (“IPO”) in February 2011 and our common stock is traded on the New York Stock Exchange (the “NYSE”).

We focus primarily on acquiring and owning premium-branded select-service hotels in the upscale and upper midscale segments of the U.S. lodging industry, as these segments are currently defined by Smith Travel Research (“STR”).  At December 31, 2013, we owned 88 hotels with a total of 10,908 guestrooms located in 22 states.  Since the completion of our IPO and through December 31, 2013, we have acquired 43 hotels with a total of 5,948 guestrooms for purchase prices aggregating approximately $791.0 million, and we sold 20 hotels containing 1,564 guestrooms, for sales prices aggregating approximately $76.8 million.  As of December 31, 2013, 74.5% of our guestrooms were located in the top 50 metropolitan statistical areas, (“MSAs”), and 88.8% were located within the top 100 MSAs.  Over 95.7% of our hotel guestrooms operate under premium franchise brands owned by Marriott International, Inc. (“Marriott”) (Courtyard by Marriott®, Residence Inn by Marriott®, SpringHill Suites by Marriott®, Fairfield Inn by Marriott®, Fairfield Inn and Suites by Marriott®, and TownePlace Suites by Marriott®), Hilton Worldwide (“Hilton”) (DoubleTree by Hilton®, Hampton Inn®, Hampton Inn & Suites®, Homewood Suites® and Hilton Garden Inn®), Intercontinental Hotel Group (“IHG”) (Holiday Inn®, Holiday Inn Express®, Holiday Inn Express and Suites® and Staybridge Suites®) and an affiliate of Hyatt Hotels Corporation (“Hyatt”) (Hyatt House® and Hyatt Place®).  Except for six hotels, which are held under ground lease or other leasehold interest, we own our hotels in fee simple.  Our hotels are located in markets that exhibit multiple demand generators, such as business and corporate headquarters, retail centers, airports and tourist attractions.

Since December 31, 2013, we have acquired four hotels with a total of 591 guestrooms and disposed of two hotels with a total of 146 guestrooms.  As of March 20, 2014, we owned 90 hotels with a total of 11,353 guestrooms located in 22 states.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011.  To qualify as a REIT, we cannot operate or manage our hotels.  Accordingly, we lease substantially all of our hotels to wholly owned subsidiaries of our taxable REIT subsidiary (our “TRS lessees”).  All of our hotels are operated pursuant to hotel management agreements with third party hotel management companies.  For information concerning our reportable segments, as defined by generally accepted accounting principles, see Item 8. “Financial Statements and Supplementary Data—Note 2—Summary of Significant Accounting Policies.”

Our corporate offices are located at 12600 Hill Country Boulevard, Suite R-100, Austin, TX 78738.  Our telephone number is (512) 538-2300.  Our website is www.shpreit.com.  The information contained on, or accessible through, our website is not incorporated by reference into this report and should not be considered a part of this report.

Business Strategy

Our strategy focuses on increasing the cash flow of our portfolio through focused asset management, targeted capital investment and strategic acquisitions. Our primary objective is to enhance stockholder value over time by generating strong risk-adjusted returns for our stockholders. The key elements of our strategy that we believe will allow us to create long-term value are as follows:

Focus on Premium-Branded Select-Service Hotels. We focus on hotels in the upscale and upper midscale segments of the lodging industry. We believe that our focus on these segments provides us the opportunity to achieve strong risk-adjusted returns across multiple lodging cycles for several reasons, including:

•                  RevPAR Growth.  We believe our hotels will continue to experience meaningful revenue growth to the extent lodging industry fundamentals continue their cyclical recovery.  According to STR, industry conditions continued to improve during 2013. In “PwC Hospitality Directions,” PricewaterhouseCoopers, LLP projects U.S. RevPAR growth increases in 2014 for upscale hotels and upper midscale hotels of 6.1% and 5.1%, respectively.

•                  Stable Cash Flow Potential.  Our hotels can be operated with fewer employees than full-service hotels that offer more expansive food and beverage options, which we believe enables us to generate consistent cash flows with less volatility resulting from reductions in RevPAR and less dependence on group travel.

•                  Broad Customer Base.  Our target brands deliver consistently high-quality hotel accommodations with value-oriented pricing that we believe appeals to a wide range of customers, including both business and leisure travelers. We believe that our hotels are particularly popular with frequent business travelers who seek to stay in hotels operating under Marriott, Hilton, Hyatt or IHG brands, which offer strong loyalty rewards program points that can be redeemed for family travel.

•                  Enhanced Diversification.  Premium-branded upscale and upper midscale hotels generally cost significantly less, on a per-key basis, than hotels in the upper upscale and luxury segments of the industry. As a result, we can diversify our investment capital into ownership of a larger number of hotels than we could in more expensive segments.

Capitalize on Investments in Our Hotels.  We strongly believe in investing in our properties to help them be competitive in their respective markets.  Since our IPO and through December 31, 2013, we have invested $110.1 million in capital improvements to the hotels in our portfolio, including the 65 hotels in our portfolio at the time of our IPO and the 43 hotels acquired from February 11, 2011 through December 31, 2013.  We believe these investments produce attractive returns, and we intend to continue to utilize available capital to rebrand, upgrade and renovate our hotels.

External Growth Through Acquisitions.  We intend to continue to grow through acquisitions of existing hotels using a disciplined approach while maintaining a prudent capital structure. We target upscale and upper midscale hotels that meet one or more of the following acquisition criteria:

•                  have potential for strong risk-adjusted returns and are located in the top 50 MSAs and other select markets;

•                  operate under leading franchise brands, which may include but are not limited to brands owned by Marriott, Hilton, IHG and Hyatt;

•                  are located in close proximity to multiple demand generators, including businesses and corporate headquarters, retail centers, airports, medical facilities, tourist attractions and convention centers, with a diverse source of potential guests, including corporate, government and leisure travelers;

•                  are located in markets exhibiting barriers to entry due to strong franchise areas of protection or other factors;

•                  can be acquired at a discount to replacement cost; and

•                  provide an opportunity to add value through operating efficiencies, repositioning, renovating or rebranding.

Strategic Hotel Sales.  We seek to maximize the cash flow of our portfolio and our return on invested capital.  We periodically review our hotels to determine if any significant changes to area markets or our hotels have occurred or are anticipated to occur that would warrant the sale of a particular hotel, particularly when we believe the proceeds from the sale can be invested in hotels producing more attractive returns.

Selectively Develop Hotels.  We believe there will be attractive opportunities to partner on a selective basis with experienced hotel developers to acquire upon completion newly constructed hotels that meet our investment criteria.

Our Financing Strategy

We maintain a prudent capital structure.  While the ratio will vary from time to time, we generally intend to limit our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) to no more than six to one.  For purposes of calculating this ratio we exclude preferred stock from indebtedness.  During 2013, we financed our long-term growth with common and preferred equity issuances, borrowings under our $300.0 million unsecured credit facility and secured mortgage debt having staggered maturities, and intend to continue to do so in the future. Our debt includes, and may include in the future, mortgage debt secured by hotels and unsecured debt.

When purchasing hotel properties, our operating partnership, Summit Hotel OP, LP (“Summit OP”) may issue common units of limited partnership interest (“Common Units”) or preferred units of limited partnership interest (“Preferred Units”) as full or partial consideration to sellers who may desire to take advantage of tax deferral on the sale of a hotel or participate in the potential appreciation in value of our common stock.

Competition

We face competition for investments in hotel properties from institutional pension funds, private equity investors, REITs, hotel companies and others who are engaged in hotel acquisitions and investments. Some of these entities have substantially greater financial and operational resources than we have. This competition may increase the bargaining power of property owners seeking to sell, reduce the number of suitable investment opportunities available to us and increase the cost of acquiring our targeted hotel properties.

The lodging industry is highly competitive. Our hotels compete with other hotels for guests in their respective markets based on a number of factors, including location, convenience, brand affiliation, room rates, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels. Competition could adversely affect our occupancy rates, our average daily rates (“ADR”) and our revenue per available room (“RevPAR”), and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may reduce our profitability.

Seasonality

Certain segments of the hotel industry are seasonal in nature.  Leisure travelers tend to travel more during the summer.  Business travelers occupy hotels relatively consistently throughout the year, but decreases in business travel occur during summer and the winter holidays.  The hotel industry is also seasonal based upon geography.  Hotels in the southern U.S. tend to have higher occupancy rates during the winter months.  Hotels in the northern U.S. tend to have higher occupancy rates during the summer months.  Due to our portfolio’s geographic diversification, our revenue has not experienced significant seasonality. For the year ended December 31, 2013, our same-store portfolio (47 hotels in 2013 and 2012) generated 23% of our total revenue in the first quarter, 27% in the second quarter, 27% in the third quarter and 23% in the fourth quarter.

Regulation

Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to accessibility, fire and safety requirements. We believe each of our hotels has the necessary permits and approvals to operate its business.

Americans with Disabilities Act of 1990 (“ADA”)

Our properties must comply with Title III of the ADA to the extent that they are “public accommodations” as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where removal is readily achievable. Although we believe the properties in our portfolio substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance, and we are aware that some particular properties may currently be in non-compliance with the ADA. Noncompliance with the ADA could result in the incurrence of additional costs to attain compliance. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Environmental, Health and Safety Matters

Our hotels and development land parcels are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of property, to perform or pay for the cleanup of contamination (including hazardous substances, waste, or petroleum products) at, on, under or emanating from the property and to pay for natural resource damages arising from contamination.  These laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused the contamination, and the liability may be joint and several.  Because these laws also impose liability on persons who owned a property at the time it became contaminated, we could incur cleanup costs or other environmental liabilities even after we sell properties. Contamination at, on, under or emanating from our properties also may expose us to liability to private parties for costs of remediation, personal injury and death and/or property damage.  In addition, environmental liens may be created on contaminated sites in favor of the government for damages and costs it incurs to address contamination.  If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

Some of our properties may have contained historic uses which involved the use and/or storage of hazardous chemicals and petroleum products (for example, storage tanks, gas stations, dry cleaning operations) which, if released, could have affected our properties. In addition, some of our properties may be near or adjacent to other properties that have contained or currently contain storage tanks containing petroleum products or conducted or currently conduct operations which utilize other hazardous or toxic substances. Releases from these adjacent or surrounding properties could affect our properties and we may be liable for any associated cleanup.

Independent environmental consultants conducted Phase I environmental site assessments on all of our properties prior to acquisition and we intend to conduct Phase I environmental site assessments on properties we acquire in the future. Phase I site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed properties and surrounding properties. These assessments do not generally include soil sampling, subsurface investigations or comprehensive asbestos surveys. In some cases, the Phase I environmental site assessments were conducted by another entity (i.e., a lender) and we may not have the authority to rely on such reports. A few of our properties have experienced environmental contamination prior to our ownership, but all contamination has been remediated to the satisfaction of State regulatory agencies.  None of the Phase I environmental site assessments of the hotel properties in our portfolio revealed any past or present environmental condition that we believe could have a material adverse effect on our business, assets or results of operations. In addition, the Phase I environmental site assessments may also have failed to reveal all environmental conditions, liabilities or compliance concerns. The Phase I environmental site assessments were completed at various times and material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability.

In addition, our hotels (including our real property, operations and equipment) are subject to various federal, state and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to, the existence of mold and other airborne contaminants above regulatory thresholds, the registration, maintenance and operation of our boilers and storage tanks, the supply of potable water to our guests, air emissions from emergency generators, storm water and wastewater discharges, protection of natural resources, asbestos, lead-based paint, and waste management. Some of our hotels also routinely handle and use hazardous or regulated substances and wastes as part of their operations, which are subject to regulation (for example, swimming pool chemicals or biological waste). Our hotels incur costs to comply with these environmental, health and safety laws and regulations and if these regulatory requirements are not met or unforeseen events result in the discharge of dangerous or toxic substances at our hotels, we could be subject to fines and penalties for non-compliance with applicable laws and material liability from third parties for harm to the environment, damage to real property or personal injury and death. We are aware of no past or present environmental liability for non-compliance with environmental, health and safety laws and regulations that we believe would have a material adverse effect on our business, assets or results of operations.

Tax Status

We elected to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our stock. We believe that we were organized and have operated in conformity with the requirements for qualification as a REIT under the Code and that our current and intended manner of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT for federal income tax purposes.

In order for the income from our hotel operations to constitute “rents from real property” for purposes of the gross income tests required for REIT qualification, we cannot directly operate any of our hotel properties.  Accordingly, we lease substantially all of our hotels to our TRS lessees, which are wholly owned subsidiaries of Summit Hotel TRS, Inc. and Summit Hotel TRS II, Inc. (along with any additional taxable REIT subsidiaries we may form in the future, “TRSs”).  All of our hotels are operated pursuant to hotel management agreements with third party hotel management companies.  We believe each of the third party managers qualifies as an eligible independent contractor.

Our TRS lessees pay rent to us that will qualify as “rents from real property,” provided that the TRS lessees engage “eligible independent contractors” to manage our hotels.  A taxable REIT subsidiary is a corporate subsidiary of a REIT that jointly elects with the REIT to be treated as a taxable REIT subsidiary of the REIT and that pays federal income tax at regular corporate rates on its taxable income.

As a REIT, we generally will not be subject to federal income tax on our REIT taxable income that we distribute currently to our shareholders.  Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains.  If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we will be unable to re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.  Even if we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income.  We may also be subject to prohibited transaction tax on any dealer sales of property and excise taxes on predetermined rents.  Additionally, any income earned by our TRSs will be fully subject to federal, state and local corporate income tax.

Employees

As of March 20, 2014, we employ 33 full-time employees. The staff at our hotels are employed by our third-party hotel managers.

Available Information

Our Internet website is located at www.shpreit.com. Copies of the charters of the committees of our board of directors, our code of business conduct and ethics and our corporate governance guidelines are available on our website. All reports that we have filed with the Securities and Exchange Commission (“SEC”) including this Annual Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, can be obtained free of charge from the SEC’s website at www.sec.gov or through our website. In addition, all reports filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549-1090. Further information regarding the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.                        Risk Factors.

The following risk factors address the material risks concerning our business. If any of the risks discussed in this report were to occur, our business, prospects, financial condition, results of operation and our ability to service our debt and make distributions to our stockholders could be materially and adversely affected and the market price per share of our stock could decline significantly. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to Our Business

Our business strategy includes achieving revenue and net income growth from anticipated increases in demand for hotel rooms —general economic setbacks may adversely affect our future results of operations and our growth prospects.

Our business strategy includes achieving continued revenue and net income growth from anticipated improvement in demand for hotel rooms as the economy continues to grow. We, however, cannot provide any assurances that demand for hotel rooms will increase from current levels, or the time or extent of any demand growth that we do experience. If demand does not continue to increase as the economy grows, or if there is a setback in the general economy resulting in weakening demand, our operating results and growth prospects could be adversely affected. As a result, any slowdown in economic growth or a new economic downturn will adversely affect our future results of operations and our growth prospects.

We may be unable to complete acquisitions that would grow our business.

Our growth strategy includes the disciplined acquisition of hotels as opportunities arise. Our ability to acquire hotels on satisfactory terms or at all is subject to the following significant risks:

•                  we may be unable to acquire, or may be forced to acquire at significantly higher prices, desired hotels because of competition from other real estate investors with more capital, including other real estate operating companies, REITs and investment funds;

•                  we may be unable to obtain the necessary debt or equity financing to consummate an acquisition or, if obtainable, financing may not be on satisfactory terms; and

•                  agreements for the acquisition of hotels are typically subject to customary conditions to closing, including satisfactory completion of due diligence investigations and the receipt of franchisor and lender consents, and we may spend significant time and incur significant transaction costs on potential acquisitions that we do not consummate.

If we cannot complete hotel acquisitions on favorable terms or at all, our business, financial condition, results of operations and cash flow, the market price per share of our common stock and our ability to satisfy our debt service obligations and make distributions to our stockholders could be materially and adversely affected.

We may fail to successfully integrate and operate newly acquired hotels.

Our ability to successfully integrate and operate newly acquired hotels is subject to the following risks:

•                  we may not possess the same level of familiarity with the dynamics and market conditions of any new markets that we may enter, which could result in us paying too much for hotels in new markets;

•                  market conditions may result in lower than expected occupancy and room rates;

•                  we may acquire hotels without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as clean-up of environmental contamination, claims by tenants, vendors or other persons against the former owners of the hotels and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the hotels;

•                  we may need to spend more than budgeted amounts to make necessary improvements or renovations to our newly acquired hotels; and

•                  we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of hotels, into our existing operations.

If we cannot operate acquired hotels to meet our expectations, our business, financial condition, results of operations and cash flow, the market price per share of our stock and our ability to satisfy our debt service obligations and make distributions to our stockholders could be materially and adversely affected.

We may assume liabilities in connection with the acquisition of hotel properties, including unknown liabilities, which, if significant, could adversely affect our business.

We assume existing liabilities in connection with the acquisition of hotel properties, some of which may be unknown or unquantifiable.  Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of hotel guests, vendors or other persons dealing with the seller of a particular hotel property, tax liabilities, employment-related issues and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise.  If the magnitude of such unknown liabilities is high, they could adversely affect our business, financial condition, results of operations and cash flow, the market price of our stock and our ability to satisfy our debt service obligations and to make distributions to our stockholders.

We may not be able to cause our hotel management companies to operate any of our hotels in a manner satisfactory to us, and termination of our hotel management agreements may be costly and disruptive, all of which could adversely affect our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

To qualify as a REIT, we cannot operate our hotels.  Accordingly, we lease substantially all of our hotels to our TRS lessees.  All of our hotels are operated pursuant to hotel management agreements with independent hotel management companies, each of which must qualify as an “eligible independent contractor” to operate our hotels. As a result, our financial condition, results of operations and our ability to service debt and make distributions to stockholders are dependent on the ability of our hotel management companies to operate our hotels successfully. Any failure of our hotel management companies to provide quality services and amenities or maintain a quality brand name and reputation could have a negative effect on their ability to operate our hotels and could have a material and adverse effect on our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

Even if we believe a hotel is being operated inefficiently or in a manner that does not result in satisfactory operating results, we will have limited ability to require the hotel management company to change its method of operation. We generally attempt to resolve issues with our hotel management companies through discussions and negotiations, but otherwise will only be able to seek redress if a hotel management company violates the terms of the applicable hotel management agreement, and then only to the extent of the remedies provided for under the terms of the hotel management agreement. If we replace the hotel management company of any of our hotels, we may be required to pay a substantial termination fee and we may experience significant disruptions at the affected hotel.

Our hotel managers or their affiliates manage, and in some cases own, have invested in, or provided credit support or operating guarantees to hotels that compete with our hotels, all of which may result in conflicts of interest. As a result, our hotel managers may in the future make decisions regarding competing lodging facilities that are not or would not be in our best interest.

Certain of our hotels are managed by affiliates of the franchisors for such hotels.  In these situations, the management agreement and the franchise agreement are typically combined into one document.  Thus, if we desire to terminate the management agreement due to poor performance or breach of the management agreement by the management company, we also terminate our franchise license.  Thus, we may have very limited options to remedy poor hotel management performance if we desire to retain the franchise license.

The management of the hotels in our portfolio is currently concentrated in one hotel management company.

As of December 31, 2013, Interstate Management Company, LLC (“Interstate”) or its affiliate managed 51 of our 88 hotels.  Thus, a substantial portion of our revenues is generated by hotels managed by Interstate.  This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more diversified among several hotel management companies. Any adverse developments in Interstate’s business and affairs, financial strength or ability to operate our hotels efficiently and effectively could have a material adverse effect on our results of operations. We cannot assure you that Interstate will satisfy its obligations to us or effectively and efficiently operate our hotel properties. The failure or inability of Interstate to satisfy its obligations to us or effectively and efficiently operate our hotel properties would materially reduce our revenue and net income, which could in turn reduce the amount of our distributable cash and cause the market price per share of our stock to decline.

Restrictive covenants and other provisions in hotel management and franchise agreements could preclude us from taking actions with respect to the sale, refinancing or rebranding of a hotel that would otherwise be in our best interest.

Our hotel management agreements and franchise agreements generally contain restrictive covenants and other provisions that do not provide us with flexibility to sell, refinance or rebrand a hotel without the consent of the manager or franchisor. For example, the terms of some of these agreements may restrict our ability to sell a hotel unless the purchaser is not a competitor of the hotel management company or franchisor, assumes the related agreement and meets specified other conditions. In addition, our franchise agreements restrict our ability to rebrand particular hotels without the consent of the franchisor, which could result in significant operational disruptions and litigation if we do not obtain the consent. We could be forced to pay consent or termination fees to hotel managers or franchisors under these agreements as a condition to changing management or franchise brands of our hotels, and these fees could deter us from taking actions that would otherwise be in our best interest or could cause us to incur substantial expense.

Funds spent to maintain franchisor operating standards, the loss of a franchise license or a decline in the value of a franchise brand may have a material adverse effect on our business and financial results.

Our hotels operate under franchise agreements, and the maintenance of franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. We expect that franchisors will periodically inspect our hotels to ensure that we, our TRSs and our hotel management companies maintain our franchisors’ standards. Failure by us, our TRSs or our hotel management companies to maintain these standards or other terms and conditions could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we could also be liable to the franchisor for a termination payment, which varies by franchisor and by hotel. As a condition of our continued holding of a franchise license, a franchisor could also require us to make capital improvements to our hotels, even if we do not believe the improvements are necessary or desirable or would result in an acceptable return on our investment.

The loss of a franchise license could materially and adversely affect the operations or the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. Because our hotels are concentrated in a limited number of franchise brands, a loss of all of the licenses for a particular franchise could materially and adversely affect our revenue, financial condition, results of operations and ability to service debt and make distributions to our stockholders.

Negative publicity related to one of the franchise brands or the general decline of a brand also may adversely affect the underlying value of our hotels or result in a reduction in business.

We rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

In order to qualify as a REIT under the Code, we are required, among other things, to distribute each year to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. Because of this distribution requirement, we may not be able to fund, from cash retained from operations, all of our future capital needs, including capital needed to make investments and to satisfy or refinance maturing obligations.

We expect to continue to rely on external sources of capital, including debt and equity financing, to fund future capital needs. Part of our strategy involves the use of additional debt financing to supplement our equity capital which may include our unsecured credit facility, mortgage financing and other unsecured financing. Our ability to effectively implement and accomplish our business strategy will be affected by our ability to obtain and utilize additional leverage in sufficient amounts and on favorable terms. However, the capital environment is often characterized by extended periods of limited availability of both debt and equity financing, increasing financing costs, stringent credit terms and significant volatility. We may not be able to secure first mortgage financing or increase the availability under, extend the maturity or refinance our unsecured credit facility.  If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business, or to meet our obligations and commitments as they mature. Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions and the market price of the shares of our common stock. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable to access the capital markets on a timely basis or on favorable terms.

We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future. As a result, we may become highly leveraged in the future, which could adversely affect our financial condition.

We have a significant amount of debt.  In the future, we may incur additional indebtedness to finance future hotel acquisitions and development activities and other corporate purposes. In addition, there are no restrictions in our charter or bylaws that limit the amount or percentage of indebtedness that we may incur or restrict the form in which our indebtedness will be incurred (including recourse or non-recourse debt or cross-collateralized debt).

A substantial level of indebtedness could have adverse consequences for our business, results of operations and financial condition because it could, among other things:

•                  require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, capital expenditures and other general corporate purposes, including to pay dividends on our common stock and our preferred stock as currently contemplated or necessary to satisfy the requirements for qualification as a REIT;

•                  increase our vulnerability to general adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•                  limit our ability to borrow additional funds or refinance indebtedness on favorable terms or at all to expand our business or ease liquidity constraints; and

•                  place us at a competitive disadvantage relative to competitors that have less indebtedness.

Generally, our mortgage debt carries maturity dates or call dates such that the loans become due prior to their full amortization.  It may be difficult to refinance or extend the maturity of such loans on terms acceptable to us, or at all, and we may not have sufficient borrowing capacity on our unsecured credit facility to repay any amounts that we are unable to refinance.  Although we believe that we will be able to refinance or extend the maturity of these loans, or will have the capacity to repay them, if necessary, using draws under our unsecured credit facility, there can be no assurance that our unsecured credit facility will be available to repay such maturing debt, as draws under our unsecured credit facility are subject to limitations based upon our unencumbered assets and certain financial covenants.  As of December 31, 2013, we had no debt that matures prior to December 31, 2014.

The agreements governing our indebtedness place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks.

The agreements governing our $300.0 million unsecured credit facility and other indebtedness contain covenants that place restrictions on us and our subsidiaries. These covenants may restrict, among other activities, our and our subsidiaries’ ability to:

•                  merge, consolidate or transfer all or substantially all of our or our subsidiaries’ assets;

•                  sell, transfer, pledge or encumber our stock or the ownership interests of our subsidiaries;

•                  incur additional debt or place mortgages on our unencumbered hotels;

•                  enter into, terminate or modify leases for our hotels and hotel management and franchise agreements;

•                  make certain expenditures, including capital expenditures;

•                  pay dividends on or repurchase our capital stock; and

•                  enter into certain transactions with affiliates.

These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. Our ability to comply with financial and other covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders could elect to declare all outstanding debt under such agreements to be immediately due and payable. If we were unable to repay or refinance the accelerated debt, the lenders could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our hotels, and the proceeds from the sale of these hotels may not be sufficient to repay such debt in full.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in any hotel subject to mortgage debt.

Except for the borrowings under our $300.0 million unsecured credit facility, all of our other debt existing as of December 31, 2013 is secured by mortgages on our hotel properties and related assets. In addition, the borrowings under our $300.0 million unsecured credit facility are subject to our maintaining a borrowing base of unencumbered hotel assets. Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the hotels securing such loans. If we are in default under a cross-defaulted mortgage loan, we could lose multiple hotels to foreclosure. For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. We may assume or incur new mortgage indebtedness on the hotels in our portfolio or hotels that we acquire in the future. Any default under any one of our mortgage debt obligations may increase the risk of our default on our other indebtedness.

An increase in interest rates would increase our interest costs on our variable rate debt and could adversely affect our ability to refinance existing debt or sell assets.

Depending upon the usage of our senior unsecured credit facility, a significant portion of our indebtedness could be subject to variable interest rates.  An increase in interest rates would increase our interest payments and reduce our cash flow available for other corporate purposes, including capital improvements to our hotels or acquisitions of additional hotels. In addition, rising interest rates could limit our ability to refinance existing debt when it matures and increase interest costs on any debt that is refinanced. Further, an increase in interest rates could increase the cost of financing, thereby decreasing the amount third parties are willing to pay for our hotels, which would limit our ability to dispose of hotels when necessary or desired.  See “Management’s

Discussion and Analysis of Financial Condition and Results of Operations — Qualitative and Quantitative Effects of Market Risk.”

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts and expertise of our management team to manage our day-to-day operations and strategic business direction.  The loss of services from any of the members of our management team, and our inability to find suitable replacements on a timely basis could have an adverse effect on our operations.

Hedging against interest rate exposure may adversely affect us.

We have entered into interest rate swaps having an aggregate notional amount of $104.3 million at December 31, 2013 to hedge against interest rate increases on certain of our outstanding variable-rate indebtedness. In the future, we intend to continue to manage our exposure to interest rate volatility by using hedging arrangements, such as interest rate swaps and interest rate caps.

These agreements involve the risks that these arrangements may fail to protect or adversely affect us because, among other things:

•                  interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•                  available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•                  the duration of the hedge may not match the duration of the related liability;

•                  the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•                  the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

As a result of any of the foregoing, our hedging transactions, which are intended to limit losses and exposure to interest rate volatility, could have a negative impact on our operating results.

We and our hotel managers rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Joint venture investments could be adversely affected by a lack of sole decision-making authority with respect to such investments, disputes with joint venture partners and the financial condition of joint venture partners.

We have entered into two joint ventures to acquire hotels, and in the future we may enter into additional strategic joint ventures with unaffiliated investors to acquire, develop, improve or dispose of hotels, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. We may not have sole decision-making authority with respect to these investments, and as a result we may not be able to take actions which are in the best interest of our shareholders.  Further, disputes between us and our joint venture partners may result in litigation or arbitration which could increase our expenses and prevent our officers and directors from focusing their time and effort on our business and could result in subjecting the hotels owned by the applicable joint venture to additional risks.

If a joint venture partner becomes bankrupt or otherwise defaults on its obligations under a joint venture agreement, we and any other remaining joint venture partners would generally remain liable for the joint venture liabilities. Furthermore, if a joint venture partner becomes bankrupt or otherwise defaults on its obligations under a joint venture agreement, we may be unable to continue the joint venture other than by purchasing such joint venture partner’s interests or the underlying assets at a premium to the market price. If any of the above risks are realized, it could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Risks Related to the Lodging Industry

Economic conditions may adversely affect the lodging industry.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. gross domestic product (“GDP”). The lodging industry is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenue and profitability of our assets and therefore the net operating profits of our investments. A slowing of the current economic growth or new economic weakness could have an adverse effect on our revenue and negatively affect our profitability.

Competition from other upscale and upper midscale hotels in the markets in which we operate could have a material adverse effect on our results of operations.

The lodging industry is highly competitive. Our hotels compete with other hotels for guests in each market in which our hotels operate based on a number of factors, including location, convenience, brand affiliation, room rates, range of services and guest amenities or accommodations offered and quality of customer service. Competition will often be specific to the individual markets in which our hotels are located and includes competition from existing and new hotels. Our competitors may have an operating model that enables them to offer rooms at lower rates than we can, which could result in our competitors increasing their occupancy at our expense. Competition could adversely affect our occupancy, ADR and RevPAR, and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which could reduce our profitability and could materially and adversely affect our results of operations.

Our operating results and ability to make distributions to our stockholders may be adversely affected by the risks inherent to the ownership of hotels and the markets in which we operate.

Hotels have different economic characteristics than many other real estate assets. A typical office property owner, for example, has long-term leases with third-party tenants, which provide a relatively stable long-term stream of revenue. By contrast, our hotels are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•                  dependence on business and commercial travelers and tourism;

•                  over-building of hotels in our markets, which could adversely affect occupancy and revenue at the hotels we acquire;

•                  increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•                  increases in operating costs, including increased real estate and personal property taxes, due to inflation and other factors that may not be offset by increased room rates;

•                  potential increases in labor costs at our hotels, including as a result of unionization of the labor force and increasing health care insurance expense;

•                  adverse effects of international, national, regional and local economic and market conditions;

•                  changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances; and

•                  events beyond our control, such as terrorist attacks, travel related health concerns, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns, including natural disasters such as hurricanes and environmental disasters.

We have significant ongoing needs to make capital expenditures at our hotels, which require us to devote funds to these purposes and could pose related risks that might impair our ability to make distributions to our stockholders.

Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. Our franchisors also require periodic capital improvements as a condition of keeping the franchise licenses. In addition, lenders and hotel management companies may require that we set aside annual amounts for capital improvements to our assets. These capital improvements and replacements may give rise to the following risks:

•                  possible environmental problems;

•                  construction cost overruns and delays;

•                  a possible shortage of available cash to fund capital improvements and replacements and, the related possibility that financing for these capital improvements may not be available to us on affordable terms; and

•                  uncertainties as to market demand or a loss of market demand after capital improvements and replacements have begun.

If any of the above risks were to be realized, it could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Hotel development is subject to timing, budgeting and other risks. To the extent we develop hotels or acquire hotels that are under development, these risks may adversely affect our operating results and liquidity position.

We may develop hotels or acquire hotels that are under development from time to time as suitable opportunities arise, taking into consideration general economic conditions. Hotel development involves a number of risks, including the following:

•                  possible environmental problems;

•                  construction delays or cost overruns that may increase project costs;

•                  receipt of and expense related to zoning, occupancy and other required governmental permits and authorizations;

•                  development costs incurred for projects that are not pursued to completion;

•                  acts of God such as earthquakes, hurricanes, floods or fires that could adversely affect a project;

•                  inability to raise capital; and

•                  governmental restrictions on the nature or size of a project.

To the extent we develop hotels or acquire hotels under development, we cannot assure you that any development project will be completed on time or within budget. Our inability to complete a project on time or within budget may adversely affect our projected operating results and our liquidity position.

The increasing use of Internet travel intermediaries by consumers may adversely affect our profitability.

Our hotel rooms are likely to be booked through Internet travel intermediaries, including, but not limited to, Travelocity.com, Expedia.com and Priceline.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our hotels are franchised. If the amount of sales made through Internet intermediaries increases significantly, room revenue may flatten or decrease and our profitability may be adversely affected.

Uninsured and underinsured losses could adversely affect our operating results.

We intend to maintain comprehensive insurance on our hotels, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by owners of hotels similar to our hotels. Various types of catastrophic losses, like earthquakes and floods, or losses related to business disruption from disputes with franchisors, may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the asset. Loan covenants, inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate an asset after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotels.

Risks Related to the Real Estate Industry and Real Estate-Related Investments

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our hotels or to adjust our portfolio in response to changes in economic and other conditions, and, therefore, may harm our financial condition.

In the future, we may decide to sell hotels. Real estate investments are relatively illiquid. Our ability to promptly sell one or more hotels in our portfolio in response to changing economic, financial and investment conditions may be limited. We cannot predict whether we will be able to sell any hotels for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset. The real estate market is affected by many factors that are beyond our control, including:

•                  adverse changes in international, national, regional and local economic and market conditions;

•                  changes in interest rates and in the availability, cost and terms of debt financing;

•                  changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•                  the ongoing need for capital improvements, particularly in older structures, that may require us to expend funds to correct defects or to make improvements before an asset can be sold;

•                  changes in operating expenses; and

•                  civil unrest, acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism, including the consequences of the terrorist acts such as those that occurred on September 11, 2001.

We could incur significant costs related to government regulation and litigation over environmental, health and safety matters.

Our hotels and development land parcels are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current or former owner of the property, to perform or pay for the clean-up of contamination (including hazardous substances, waste or petroleum products) at or emanating from the property and to pay for natural resource damage arising from contamination. These laws often impose liability without regard to whether the owner or operator knew of, or caused the contamination. We can also be liable to private parties for costs of remediation, personal injury and death and/or property damage resulting from contamination at or emanating from our properties. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

In addition, our hotels (including our real property, operations and equipment) are subject to various federal, state and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to, the registration, maintenance and operation of our boilers and storage tanks, air emissions from emergency generators, storm water and wastewater discharges, asbestos, lead-based paint, mold and mildew, and waste management. Some of our hotels also routinely handle and use hazardous or regulated substances and wastes as part of their operations, which are subject to regulation (for example, swimming pool chemicals or biological waste). Our hotels incur costs to comply with these environmental, health and safety laws and regulations and if these regulatory requirements are not met or unforeseen events result in the discharge of dangerous or toxic substances at our hotels, we could be subject to fines and penalties for non-compliance with applicable laws and material liability from third parties for harm to the environment, damage to real property or personal injury and death. We are aware of no past or present environmental liability for non-compliance with environmental, health and safety laws and regulations that we believe would have a material adverse effect on our business, assets or results of operations.

Certain hotels we currently own or those we acquire in the future contain, may contain, or may have contained, asbestos-containing material (“ACM”). Environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation, or demolition of a building. These laws regarding ACM may impose fines and penalties on building owners, employers and operators for failure to comply with these requirements or expose us to third-party liability.

Compliance with the laws, regulations and covenants that apply to our hotels, including permit, license and zoning requirements, may adversely affect our ability to make future acquisitions or renovations, result in significant costs or delays and adversely affect our growth strategy.

Our hotels are subject to various covenants and local laws and regulatory requirements, including permitting and licensing requirements which can restrict the use of our properties and increase the cost of acquisition, development and operation of our hotels.  In addition, federal and state laws and regulations, including laws such as the ADA, impose further restrictions on our operations. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our hotels may currently be in noncompliance with the ADA. If one or more of the hotels in our portfolio is not in compliance with the ADA or any other regulatory requirements, we may be required to incur additional costs to bring the hotel into compliance and we might incur damages or governmental fines. In addition, existing requirements may change and future requirements may require us to make significant unanticipated expenditures that would adversely affect our business, financial condition, results of operations and cash flow, the market price of our stock and our ability to satisfy our debt service obligations and to make distributions to our stockholders.

If we default on ground leases for land on which any of our hotels are located, our business could be materially and adversely affected.

If we default on the terms of any of our ground leases and are unable to cure the default in a timely manner, we may be liable for damages and could lose our leasehold interest in the applicable property and interest in the hotel on the applicable property. If any of the events of default were to occur and are not timely cured, our business, financial condition, results of operations and cash flow, the market price of our securities and our ability to satisfy our debt service obligations and to make distributions to our stockholders could be materially and adversely affected.

Risks Related to Conflicts of Interest

Our fiduciary duties as the general partner of our operating partnership could create conflicts of interest.

We, through our wholly owned subsidiary that serves as the sole general partner of our operating partnership, have fiduciary duties to our operating partnership’s limited partners, the discharge of which may conflict with the interests of our stockholders. The limited partners of our operating partnership have agreed for so long as we own a controlling interest in our operating partnership that, in the event of a conflict between the duties owed by our directors to our company and the duties that we owe, in our capacity as the sole general partner of our operating partnership, to the limited partners, our directors must give priority to the interests of our stockholders. In addition, those persons holding Common Units have the right to vote on certain amendments to the limited partnership agreement (which require approval by a majority in interest of the limited partners, including us) and individually to approve certain amendments that would adversely affect their rights, as well as the right to vote on mergers and consolidations of the general partner or us in certain limited circumstances. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we cannot adversely affect the limited partners’ rights to receive distributions, as set forth in the limited partnership agreement, without their consent, even though modifying such rights might be in the best interest of our stockholders generally.

Certain key members of our senior management team continue to be involved in other businesses, which may interfere with their ability to devote time and attention to our business and affairs.

We rely on our senior management team to manage our strategic direction and day-to-day operations of our business. Mr. Boekelheide has certain outside business interests which may reduce the amount of time that he is able to devote to our business.

Risks Related to Our Organization and Structure

Provisions of our charter may limit the ability of a third party to acquire control of us by authorizing our board of directors to issue additional securities.

Our board of directors may, without stockholder approval, amend our charter to increase or decrease the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue and to classify or reclassify any unissued shares of common stock or preferred stock, and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may authorize the issuance of additional shares or establish a series of common or preferred stock that may have the effect of delaying or preventing a change in control of our company, including transactions at a premium over the market price of our shares, even if stockholders believe that a change in control is in their interest. These provisions, along with the restrictions on ownership and transfer contained in our charter and certain provisions of Maryland law described below, could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of us, which could adversely affect the market price of our securities.

Provisions of Maryland law may limit the ability of a third party to acquire control of us by requiring our board of directors or stockholders to approve proposals to acquire our company or effect a change in control.

Certain provisions of the Maryland General Corporation Law (the “MGCL”) applicable to Maryland corporations may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including “business combination” and “control share” provisions.

By resolution of our board of directors, we have opted out of the business combination provisions of the MGCL and provided that any business combination between us and any other person is exempt from the business combination provisions of the MGCL, provided that the business combination is first approved by our board of directors (including a majority of directors who are not affiliates or associates of such persons). In addition, pursuant to a provision in our bylaws, we have opted out of the control share provisions of the MGCL. However, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit our stockholders’ recourse in the event of actions not in our stockholders’ best interests.

Under Maryland law, generally, a director will not be liable if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•                  actual receipt of an improper benefit or profit in money, property or services; or

•                  active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

Our charter authorizes us to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each director and officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our directors and officers. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our charter and bylaws or that might exist with other companies.

Our shareholders have limited voting rights and our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

Our shares of common stock are the only class of our securities that carry full voting rights. Voting rights for holders of our preferred stock exist primarily with respect to the ability to elect two additional directors to our board of directors in the event that six quarterly dividends (whether or not consecutive) payable on the preferred stock are in arrears, and with respect to voting on amendments to our charter or articles supplementary relating to the preferred stock that materially and adversely affect the rights of the holders of preferred stock or create additional classes or series of senior equity securities. Further, our charter provides that a director may be removed only for cause (as defined in our charter) and then only by the affirmative vote of holders of shares entitled to cast at least two-thirds of the votes entitled to be cast generally in the election of directors. Our charter also provides that vacancies on our board of directors may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements prevent stockholders from removing directors except for cause and with a substantial affirmative vote and from replacing directors with their own nominees and may prevent a change in control of our company or effect other management changes that are in the best interests of our stockholders.

The ability of our board of directors to change our major policies without the consent of stockholders may not be in our stockholders’ interest.

Our board of directors determines our major policies, including policies and guidelines relating to our acquisitions, leverage, financing, growth, operations and distributions to stockholders. Our board of directors may amend or revise these and other policies and guidelines from time to time without the vote or consent of our stockholders. Accordingly, our stockholders will have limited control over changes in our policies and those changes could adversely affect our financial condition, results of operations, the market price of our stock and our ability to make distributions to our stockholders.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we would become subject to federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.

We are a holding company with no direct operations. As a result, we rely on funds received from our operating partnership to pay liabilities and dividends, our stockholders’ claims will be structurally subordinated to all liabilities of our operating partnership and our stockholders will not have any voting rights with respect to our operating partnership activities, including the issuance of additional Common Units or Preferred Units.

We are a holding company and conduct all of our operations through our operating partnership. We do not have, apart from our ownership of our operating partnership, any independent operations. As a result, we rely on distributions from our operating partnership to pay any dividends we might declare on shares of our common or preferred stock. We also rely on distributions from our operating partnership to meet any of our obligations, including tax liability on taxable income allocated to us from our operating partnership (which might make distributions to us that do not equal to the tax on such allocated taxable income).

In addition, because we are a holding company, stockholders’ claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

We own approximately 99% of the Common Units in our operating partnership, all of the issued and outstanding 9.25% Series A Cumulative Redeemable Preferred Units of Summit OP (“Series A Preferred Units”), all of the issued and outstanding 7.875% Series B Cumulative Redeemable Preferred Units of Summit OP (“Series B Preferred Units”), and all of the issued and outstanding 7.125% Series C Cumulative Redeemable Preferred Units of Summit OP (“Series C Preferred Units,” the Series C Preferred Units, Series B Preferred Units and Series A Preferred Units collectively referred to as “Preferred Units”).  Any future issuances by our operating partnership of additional Common Units or Preferred Units could reduce our ownership percentage in our operating partnership. Because our common stockholders do not directly own any Common Units or Preferred Units, they will not have any voting rights with respect to any such issuances or other partnership-level activities of our operating partnership.

Risks Related to Ownership of Our Securities

The New York Stock Exchange (“NYSE”) or another nationally recognized exchange may not continue to list our securities, which could limit stockholders’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock trades on the NYSE under the symbol “INN,” our 9.25% Series A Cumulative Redeemable Preferred Stock trades on the NYSE under the symbol “INNPrA,” our 7.875% Series B Cumulative Redeemable Preferred Stock trades on the NYSE under the symbol “INNPrB,” and our 7.125% Series C Cumulative Redeemable Preferred Stock trades on the NYSE under the symbol “INNPrC.”  In order for our securities to remain listed, we are required to meet the continued listing requirements of the NYSE or, in the alternative, any other nationally recognized exchange to which we apply. We may be unable to satisfy those listing requirements, and there is no guarantee our securities will remain listed on a nationally recognized exchange. If our securities are delisted from the NYSE or another nationally recognized exchange, we could face significant material adverse consequences, including:

•                  a limited availability of market quotations for our securities;

•                  reduced liquidity with respect to our securities;

•                  a determination that our common stock is “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for the common stock;

•                  a limited amount of news and analyst coverage; and

•                  a decreased ability to issue additional securities or obtain additional financing in the future.

The cash available for distribution may not be sufficient to make distributions at expected levels, and we cannot assure you of our ability to make distributions in the future. We may use borrowed funds or funds from other sources to make distributions, which may adversely affect our operations.

Subject to the preferential rights of the holders of our Series A, Series B and Series C preferred stock and any other class or series of our stock that are senior to our common stock with respect to distribution rights, we intend to make quarterly distributions to holders of our common stock. Distributions declared by us will be authorized by our board of directors in its sole discretion out of funds legally available for distribution and will depend upon a number of factors, including restrictions under applicable law and the capital requirements of our company. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, the requirements for qualification as a REIT, restrictions under applicable law and other factors as our board of directors may deem relevant from time to time. We may be required to fund distributions from working capital, borrowings under our unsecured credit facility, proceeds of future stock offerings or a sale of assets to the extent distributions exceed earnings or cash flows from operations. Funding distributions from working capital would restrict our operations. If we borrow from the unsecured credit facility in order to pay distributions, we would be more limited in our ability to execute our strategy of using that unsecured credit facility to fund acquisitions. Finally, selling assets may require us to dispose of assets at a time or in a manner that is not consistent with our disposition strategy. If we borrow to fund distributions, our leverage ratios and future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. We may not be able to make distributions in the future. In addition, some of our distributions may be considered a return of capital for income tax purposes. If we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.

The market price of our stock may be volatile due to numerous circumstances beyond our control.

The trading prices of equity securities issued by REITs and other real estate companies historically have been affected by changes in market interest rates. One of the factors that may influence the market price of our common or preferred stock is the annual yield from distributions on our common or preferred stock, respectively, as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of our common or preferred stock to demand a higher annual yield, which could reduce the market price of our common or preferred stock, respectively.

Other factors that could affect the market price of our stock include the following:

•                  actual or anticipated variations in our quarterly results of operations;

•                  changes in market valuations of companies in the lodging industry;

•                  changes in expectations of future financial performance or changes in estimates of securities analysts;

•                  fluctuations in stock market prices and volumes;

•                  our issuances of common stock, preferred stock, or other securities in the future;

•                  the inclusion of our common stock and preferred stock in equity indices, which could induce additional purchases;

•                  the addition or departure of key personnel;

•                  announcements by us or our competitors of acquisitions, investments or strategic alliances; and

•                  unforeseen events beyond our control, such as instability in the national, European or global economy, terrorist attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities and travel-related accidents and unusual weather patterns, including natural disasters such as hurricanes.

The market’s perception of our growth potential and our current and potential future cash distributions, whether from operations, sales or refinancings, as well as the real estate market value of the underlying assets, may cause our common and preferred stock to trade at prices that differ from our net asset value per share. If we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common and preferred stock. Our failure to meet the market’s expectations with regard to future earnings and distributions likely would adversely affect the market price of our common and preferred stock.

The trading market for our stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our stock or our industry, or the stock of any of our competitors, the price of our stock could decline. If one or more of these analysts ceases coverage of our company, we could lose attention in the market, which in turn could cause the price of our stock to decline.

The number of shares of our common stock and preferred stock available for future sale could adversely affect the market price per share of our common stock and preferred stock, respectively, and future sales by us of shares of our common stock, preferred stock, or issuances by our operating partnership of Common Units may be dilutive to existing stockholders.

Sales of substantial amounts of shares of our common stock or preferred stock in the public market, or upon exchange of Common Units or exercise of any equity awards, or the perception that such sales might occur, could adversely affect the market price of our common stock and preferred stock. As of March 20, 2014, a total of 685,270 Common Units are redeemable and could be converted into shares of our common stock and sold into the public market. In addition, 412,174 Common Units have been issued but are not redeemable until April 2015.  The exchange of Common Units for common stock, the vesting of any equity-based awards granted to certain directors, executive officers and other employees under the 2011 Equity Incentive Plan, the issuance of our common stock or Common Units in connection with hotel, portfolio or business acquisitions and other issuances of our common stock or Common Units could have an adverse effect on the market price of the shares of our common stock.

Future offerings of debt securities, which would be senior to our common and preferred stock upon liquidation, and issuances of equity securities (including Common Units), which may be dilutive to our existing stockholders and be senior to our common stock for purposes of dividend distributions or upon liquidation, may materially and adversely affect the market price of our common stock.

In the future we may offer debt securities and issue equity securities, including Common Units, preferred stock or other preferred shares, that may be senior to our common stock for purposes of dividend distributions or upon liquidation. Upon liquidation, holders of our debt securities and our preferred shares will receive distributions of our available assets prior to the holders of our common stock. Holders of our common stock are not entitled to pre-emptive rights or other protections against us offering senior debt or equity securities. Therefore, additional common share issuances, directly or through convertible or exchangeable securities (including Common Units), warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of our common stock. In addition, new issues of preferred stock could have a preference on liquidating distributions and a preference on dividend payments that could limit our ability to pay a dividend or make another distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of future issuances. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interest in us.

Risks Related to Our Status as a REIT

Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

We have limited operating history as a publicly traded REIT. The REIT rules and regulations are highly technical and complex. We cannot assure you that our management team’s experience will be sufficient to continue to successfully operate our company as a publicly traded REIT.  We believe that our organization and proposed method of operation has enabled us to meet the requirements for qualification and taxation as a REIT commencing with our short taxable year ended December 31, 2011. However, we cannot assure you that we will remain qualified as a REIT.

Failure to qualify as a REIT could result from a number of situations, including, without limitation:

•                  if the leases of our hotels to our TRS lessees are not respected as true leases for federal income tax purposes;

•                  if our operating partnership is treated as a publicly traded partnership taxable as a corporation for federal income tax purposes; or

•                  if our existing or future hotel management companies do not qualify as “eligible independent contractors” or if our hotels are not “qualified lodging facilities,” as required by federal income tax law.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•                  we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•                  we could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•                  unless we are entitled to relief under certain federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our stock.

Even if we continue to qualify as a REIT, we may face other tax liabilities that reduce our cash flows.

Even if we continue to qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets including, but not limited to, taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, our TRSs are subject to regular corporate federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.

Failure to make required distributions would subject us to federal corporate income tax.

We intend to operate in a manner so as to qualify as a REIT for federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% non-deductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code.

REIT distribution requirements could adversely affect our liquidity and may force us to borrow funds or sell assets during unfavorable market conditions or pay taxable stock dividends.

In order to satisfy the requirements for qualification as a REIT and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. The insufficiency of our cash flows to cover our distribution requirements could have an adverse effect on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our qualification as a REIT. Also, although the Internal Revenue Service (“IRS”) has issued private letter rulings to other REITs, which may be relied upon only by the taxpayers to whom they were issued, and a revenue procedure applicable to our 2007 through 2011 taxable years sanctioning certain issuances of taxable stock dividends by REITs under certain circumstances, no assurance can be given that we will be able to pay taxable stock dividends to meet our REIT distribution requirements.

The formation of our TRSs increases our overall tax liability.

Our TRSs are subject to federal, state and local income tax on their taxable income, which typically consists of the revenue from the hotels leased by our TRS lessees, net of the operating expenses for such hotels and rent payments to us and, in the case of any hotel that is owned by a wholly owned subsidiary of one of our TRSs, the revenue from that hotel, net of the operating expenses.  Accordingly, although our ownership of our TRSs allows us to participate in the operating income from our hotels in addition to receiving rent, that operating income will be fully subject to income tax. The after-tax net income of our TRSs is available for distribution to us. If we have any non-U.S. TRSs, then they may be subject to tax in jurisdictions where they operate.

Our TRS lessee structure subjects us to the risk of increased hotel operating expenses that could adversely affect our operating results and our ability to make distributions to stockholders.

Our leases with our TRS lessees require our TRS lessees to pay us rent based in part on revenue from our hotels. Our operating risks include decreases in hotel revenue and increases in hotel operating expenses, including but not limited to the increases in wage and benefit costs, repair and maintenance expenses, energy costs and other operating expenses, which would adversely affect our TRSs’ ability to pay us rent due under the leases. Increases in these operating expenses can have a significant adverse effect on our financial condition, results of operations, the market price of our common and preferred shares and our ability to make distributions to our stockholders.

If our operating partnership is treated as a publicly traded partnership taxable as a corporation for federal income tax purposes, we will cease to qualify as a REIT.

Although we believe that our operating partnership will be treated as a partnership for federal income tax purposes, no assurance can be given that the IRS will not successfully challenge that position. If the IRS were to successfully contend that our operating partnership should be treated as a publicly traded partnership taxable as a corporation, we would fail to meet the 75% gross income test and certain of the asset tests applicable to REITs and, unless we qualified for certain statutory relief provisions, we would cease to qualify as a REIT. Also, our operating partnership would become subject to federal, state and local income tax, which would reduce significantly the amount of cash available for debt service and for distribution to us.

If Interstate, our other hotel management companies, or any other hotel management companies that we may engage in the future do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” we will fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. We lease substantially all of our hotels to our TRS lessees. All of our hotels are operated pursuant to hotel management agreements with Interstate and other hotel management companies, each of which we believe qualifies as an “eligible independent contractor.”  Among other requirements, in order to qualify as an eligible independent contractor, the hotel manager must not own, directly or through its stockholders, more than 35% of our outstanding shares, and no person or group of persons can own more than 35% of our outstanding shares and the shares (or ownership interest) of the hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our shares by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.

In addition, for a hotel management company to qualify as an eligible independent contractor, such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined below) for one or more persons not related to the REIT or its TRSs at each time that such company enters into a hotel management contract with a TRS or its TRS lessee. As of the date hereof, we believe each of our hotel management companies operates qualified lodging facilities for certain persons who are not related to us or our TRSs. However, no assurances can be provided that our hotel management companies or any other hotel managers that we may engage in the future will in fact comply with this requirement. Failure to comply with this requirement would require us to find other managers for future contracts, and, if we hired a management company without knowledge of the failure, it could jeopardize our status as a REIT.

Finally, each property with respect to which our TRS lessees pay rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. As of the date hereof, we believe that the properties that are leased to our TRS lessees and the property that is owned by a wholly owned subsidiary of one of our TRSs are qualified lodging facilities. Although we intend to monitor future acquisitions and improvements of properties, REIT provisions of the Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied.

Our ownership of our TRSs is subject to limitations and our transactions with our TRSs could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. The 100% tax would apply, for example, to the extent that we were found to have charged our TRS lessees rent in excess of an arm’s-length rent.  We monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations and structure our transactions with our TRSs on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% TRS limitation or to avoid application of the 100% excise tax.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our stock.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

You may be restricted from acquiring or transferring certain amounts of our stock.

The stock ownership restrictions of the Code for REITs and the 9.8% stock ownership limit in our charter may inhibit market activity in our capital stock and restrict our business combination opportunities.

In order to qualify as a REIT for each taxable year, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year for each taxable year. To help insure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, our charter prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in our failing to qualify as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT.

We may pay taxable dividends in our common stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

We may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder.  If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we made a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. We do not currently intend to pay a taxable dividend of our common stock and cash.

The 100% prohibited transactions tax may limit our ability to dispose of our properties, and we could incur a material tax liability if the IRS successfully asserts that the 100% prohibited transaction tax applies to some or all of our past or future dispositions.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We have selectively disposed of certain of our properties in the past and intend to make additional dispositions in the future.  Although a safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction is available, some of our past dispositions have not qualified for that safe harbor and some or all of our future dispositions may not qualify for that safe harbor. We believe that some of our past dispositions will not be treated as prohibited transactions, and we intend to avoid disposing of property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through our TRSs, which would be subject to federal and state income taxation as a corporation.  Moreover, no assurance can be provided that the IRS will not assert that some or all of our past or future dispositions are subject to the 100% prohibited transactions tax.  If the IRS successfully imposes the 100% prohibited transactions tax on some or all of our dispositions, the resulting tax liability could be material.

Item 1B.        Unresolved Staff Comments.

None.

Item 2.           Properties.

Our Portfolio

A list of our hotel properties owned as of December 31, 2013 is included in the table below.  We own our hotels in fee simple, except for six hotels that are held under ground lease or other leasehold interest, as described in “Our Hotel Operating Agreements — Ground Leases” below.  According to STR’s current chain scales, 57 of our hotel properties with 7,475 guestrooms are categorized as upscale hotels, 29 of our hotel properties with 3,287 guestrooms are categorized as upper midscale hotels, and two of our hotel properties with 146 guestrooms are categorized as midscale.  All financial and room information is for the year ended December 31, 2013.

Franchise/Brand	Location	Later of Year of Opening or Conversion	Number of Guestrooms	STR Segment
Marriott
Courtyard by Marriott (1)	Flagstaff, AZ	2009	164	Upscale
Courtyard by Marriott (1)	Scottsdale, AZ	2003	153	Upscale
Courtyard by Marriott (2)	Atlanta, GA	2012	150	Upscale
Courtyard by Marriott (3)	Indianapolis, IN	2013	297	Upscale
Courtyard by Marriott (1)	Metairie, LA	2013	153	Upscale
Courtyard by Marriott (3)	New Orleans, LA	2013	202	Upscale
Courtyard by Marriott (3)	New Orleans, LA	2013	140	Upscale
Courtyard by Marriott (1)	Jackson, MS	2005	117	Upscale
Courtyard by Marriott (3)	Germantown, TN	2005	93	Upscale
Courtyard by Marriott (3)	Arlington, TX	2012	103	Upscale
Courtyard by Marriott (3)	El Paso, TX	2011	90	Upscale
Fairfield Inn & Suites by Marriott (3)	Denver, CO	1997	160	Upper midscale
Fairfield Inn & Suites by Marriott (1)	Louisville, KY	2013	135	Upper midscale
Fairfield Inn & Suites by Marriott (3)	Baton Rouge, LA	2004	78	Upper midscale
Fairfield Inn & Suites by Marriott (3)	Germantown, TN	2005	80	Upper midscale
Fairfield Inn & Suites by Marriott (3)	Fort Worth, TX	2011	70	Upper midscale
Fairfield Inn & Suites by Marriott (3)	Bellevue, WA	1997	144	Upper midscale
Fairfield Inn & Suites by Marriott (3)	Spokane, WA	1995	84	Upper midscale
Residence Inn by Marriott (3)	Fort Wayne, IN	2006	109	Upscale
Residence Inn by Marriott (1)	Metairie, LA	2013	120	Upscale
Residence Inn by Marriott (1)	Ridgeland, MS	2007	100	Upscale
Residence Inn by Marriott (1)	Portland, OR	2009	124	Upscale
Residence Inn by Marriott (3)	Germantown, TN	2005	78	Upscale
Residence Inn by Marriott (3)	Arlington, TX	2012	96	Upscale
Residence Inn by Marriott (1)	Salt Lake City, UT	2012	178	Upscale
SpringHill Suites by Marriott (1)	Flagstaff, AZ	2008	112	Upscale
SpringHill Suites by Marriott (1)	Scottsdale, AZ	2003	121	Upscale
SpringHill Suites by Marriott (1)	Denver, CO	2007	124	Upscale
SpringHill Suites by Marriott (3)	Indianapolis, IN	2013	156	Upscale
SpringHill Suites by Marriott (1)	Louisville, KY	2013	198	Upscale
SpringHill Suites by Marriott (3)	Baton Rouge, LA	2004	78	Upscale
SpringHill Suites by Marriott (3)	New Orleans, LA	2013	208	Upscale
SpringHill Suites by Marriott (1)	Bloomington, MN	2011	113	Upscale
SpringHill Suites by Marriott (3)	Nashville, TN	2004	78	Upscale
TownPlace Suites by Marriott (3)	Baton Rouge, LA	2004	90	Upper midscale
Total Marriott (35 hotel properties)			4,496

Hilton
DoubleTree (1)	Baton Rouge, LA	2011	127	Upscale
Hampton Inn (4)	Fort Smith, AR	2005	178	Upper midscale
Hampton Inn (3)	Fort Collins, CO	1996	75	Upper midscale
Hampton Inn (1)	Fort Wayne, IN	2006	118	Upper midscale
Hampton Inn (3)	Medford, OR	2001	75	Upper midscale
Hampton Inn (3)	Provo, UT	1996	87	Upper midscale
Hampton Inn & Suites	Camarillo, CA	2013	115	Upper midscale
Hampton Inn & Suites	Poway, CA	2013	108	Upper midscale

Hampton Inn & Suites (1)	Ybor City, FL	2012	138	Upper midscale
Hampton Inn & Suites (1)	Bloomington, MN	2007	146	Upper midscale
Hampton Inn & Suites (1)	Smyrna, TN	2012	83	Upper midscale
Hampton Inn & Suites (1)	El Paso, TX	2005	139	Upper midscale
Hampton Inn & Suites	Fort Worth, TX	2007	105	Upper midscale
Hilton Garden Inn (1)	Birmingham, AL	2012	130	Upscale
Hilton Garden Inn (1)	Birmingham, AL	2012	95	Upscale
Hilton Garden Inn (1)	Fort Collins, CO	2007	120	Upscale
Hilton Garden Inn (3)	Duluth, GA	2011	122	Upscale
Hilton Garden Inn (1)	Eden Prairie, MN	2013	97	Upscale
Hilton Garden Inn (3)	Greenville, SC	2013	120	Upscale
Hilton Garden Inn (1)	Smyrna, TN	2012	112	Upscale
Hilton Garden Inn (3)	Fort Worth, TX	2012	98	Upscale
Homewood Suites (3)	Ridgeland, MS	2011	91	Upscale
Total Hilton (22 hotel properties)			2,479

Hyatt
Hyatt House (1)	Englewood, CO	2012	135	Upscale
Hyatt Place	Phoenix, AZ	2012	127	Upscale
Hyatt Place (1)	Scottsdale, AZ	2012	126	Upscale
Hyatt Place (1)	Englewood, CO	2012	126	Upscale
Hyatt Place (1)	Lone Tree, CO	2012	127	Upscale
Hyatt Place (3)	Fort Myers, FL	2009	148	Upscale
Hyatt Place (1)	Orlando, FL	2013	150	Upscale
Hyatt Place (1)	Orlando, FL	2013	150	Upscale
Hyatt Place (1)	Atlanta, GA	2006	150	Upscale
Hyatt Place (1)	Hoffman Estates, IL	2013	126	Upscale
Hyatt Place (1)	Lombard, IL	2012	151	Upscale
Hyatt Place (1)	Owing Mills, MD	2012	123	Upscale
Hyatt Place	Minneapolis, MN	2013	213	Upscale
Hyatt Place (3)	Garden City, NY	2012	122	Upscale
Hyatt Place	Portland, OR	2009	136	Upscale
Hyatt Place (1)	Arlington, TX	2012	127	Upscale
Hyatt Place	Las Colinas, TX	2007	122	Upscale
Total Hyatt (17 hotel properties)			2,359

IHG
Holiday Inn (3)	Duluth, GA	2011	143	Upper midscale
Holiday Inn Express (1)	Vernon Hills, IL	2008	119	Upper midscale
Holiday Inn Express (1)	Charleston, WV	2011	66	Upper midscale
Holiday Inn Express & Suites (1) (5)	San Francisco, CA	2013	252	Upper midscale
Holiday Inn Express & Suites (1)	Minnetonka, MN	2013	93	Upper midscale
Holiday Inn Express & Suites (3)	Las Colinas, TX	2007	128	Upper midscale
Holiday Inn Express & Suites (1)	Sandy, UT	1998	88	Upper midscale
Staybridge Suites (3)	Glendale, CO	2011	121	Upscale
Staybridge Suites (1)	Jackson, MS	2007	92	Upscale
Total IHG (9 hotel properties)			1,102

Carlson
Country Inn & Suites by Carlson	San Antonio, TX	2011	126	Upper midscale

Country Inn & Suites by Carlson (1)	Charleston, WV	2001	64	Upper midscale
Total Carlson (2 hotel properties)			190

Starwood
Aloft	Jacksonville, FL	2009	136	Upscale

AmericInn
AmericInn Hotel & Suites(4)	Fort Smith, AR	2011	89	Midscale

Independent
Aspen Hotel & Suites (4)	Fort Smith, AR	2003	57	Midscale

Total Portfolio (88 hotel properties)			10,908

(1)         This hotel property is subject to mortgage debt at December 31, 2013.  For additional information concerning our debt and lenders, see Item 7. “Management’s Discussion and Analysis of Financial Information and Results of Operations—Outstanding Indebtedness” and Item 8. “Financial Statements and Supplementary Data—Note 11—Debt” in our Consolidated Financial Statements.

(2)         We own a 90% controlling interest in this hotel property with the obligation to acquire the remaining 10% interest in 2016.

(3)         This hotel property is unencumbered at December 31, 2013, but is in the borrowing base supporting our senior unsecured credit facility, thus we are unable to encumber the hotel.

(4)         This hotel property is designated as held for sale at December 31, 2013.

(5)         We own an 80% controlling interest in this hotel property with an option to acquire the remaining 20% interest beginning in the first quarter of 2014.

Since December 31, 2013, we have acquired four hotel properties for an aggregate purchase price of $125.8 million, which includes the assumption of debt of $43.1 million and the issuance of Summit OP Common Units valued at $3.7 million.  In addition, we disposed of two hotel properties, which were classified as held for sale at December 31, 2013, for aggregate sales proceeds of $3.1 million.

At March 20, 2014, we have also entered into an agreement to purchase a hotel property for $37.7 million, subject to satisfaction of certain conditions. In January 2014, we issued a standby letter of credit for $13.1 million in support of this purchase agreement. We anticipate acquiring this hotel property in the first half of 2014.  For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

In addition to our hotel property portfolio, we own six parcels of land, one of which is designated as held for sale, that we believe are suitable for the development of new hotel properties, the possible expansion of existing hotel properties or the development of restaurants in proximity to certain of our hotel properties.  We currently do not intend to develop new hotel properties or restaurants or expand any of our existing hotel properties on these parcels. We may in the future sell these parcels when market conditions warrant. To reduce the risk of incurring a prohibited transaction tax on any sales, we may transfer some or all of these parcels to our TRSs.

Our Hotel Operating Agreements

Ground Leases

At December 31, 2013, five of our hotel properties are subject to ground lease agreements that cover all of the land underlying the respective hotel property.

•                  The Hampton Inn located in Fort Smith, AR is subject to a ground lease with an initial lease termination date of May 31, 2030 with 11 five-year renewal options. Annual ground rent currently is estimated to be $146,000 for 2014.  Annual ground rent is adjusted on June 1 of each year, with adjustments based on increases in the hotel’s RevPAR calculated in accordance with the terms of the ground lease.

•                  The Holiday Inn located in Duluth, GA is subject to a ground lease with a lease termination date of April 1, 2069.  Annual ground rent currently is estimated to be $204,000 in 2014.  Annual rent is increased annually by 3% for each successive lease year, on a cumulative basis.

•                  The Residence Inn by Marriott located in Portland, OR is subject to a ground lease with an initial lease termination date of June 30, 2084 with one option to extend for an additional 14 years. Ground rent for the initial lease term was prepaid in full at the time we acquired the leasehold interest. If the option to extend is exercised, monthly ground rent will be charged based on a formula established in the ground lease.

•                  The Hyatt Place located in Portland, OR is subject to a ground lease with a lease termination date of June 30, 2084 with one option to extend for an additional 14 years. Ground rent for the initial lease term was prepaid in full at the time we acquired the leasehold interest. If the option to extend is exercised, monthly ground rent will be charged based on a formula established in the ground lease.

•                  The AmericInn Hotel & Suites located in Fort Smith, AR is subject to a ground lease with an initial lease termination date of August 31, 2022. The initial lease term may be extended for an additional 30 years. We sold this hotel property on January 17, 2014.

These ground leases generally require us to make rental payments and payments for our share of charges, costs, expenses, assessments and liabilities, including real property taxes and utilities.  Furthermore, these ground leases generally require us to obtain and maintain insurance covering the subject property.

In addition, the Hyatt Place located in Garden City, NY is subject to a PILOT (payment in lieu of taxes) lease with the Town of Hempstead Industrial Development Authority, or the IDA, as lessor.  The lease expires on December 31, 2019.  Upon expiration of the lease, we expect to exercise our right to acquire a fee simple interest in the Garden City hotel property from the IDA for nominal consideration.

Franchise Agreements

At December 31, 2013, all of our hotel properties, except for our one independent hotel, operate under franchise agreements with Marriott, Hilton, Hyatt, IHG, Country Inns & Suites By Carlson, Inc. (“Carlson”), Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”) or AmericInn International, LLC (“AmericInn”). We believe that the public’s perception of the quality associated with a brand-name hotel is an important feature in its attractiveness to guests. Franchisors provide a variety of benefits to franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system.

The franchise agreements require our TRS lessees, as franchisees, to pay franchise fees ranging between 2% and 6% of each hotel’s gross revenue. In addition, some of our franchise agreements require our TRS lessees to pay marketing fees of up to 4% of each hotel’s gross revenue. These agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which our TRS lessees, as the franchisees, must comply. The franchise agreements obligate our TRS lessees to comply with the franchisors’ standards and requirements, including training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the TRS lessee, display of signage and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas. Some of the agreements require that we deposit a set percentage, generally not more than 5% of the gross revenue of the hotels, into a reserve fund for capital expenditures.

Hotel Management Agreements

At December 31, 2013, all of our hotel properties are operated pursuant to hotel management agreements with third party hotel management companies, including the following:

•                  Interstate and its affiliate Noble Management Group, LLC (“Noble”) — 51 hotel properties

•                  Select Hotel Group, LLC (“Hyatt Management”) — 12 hotel properties

•                  Affiliates of Marriott, including Courtyard Management Corporation (“Courtyard Management”), SpringHill SMC Corporation (“SpringHill Management”) and Residence Inn by Marriott (“Residence Inn Management”) — six hotel properties

•                  White Lodging Services Corporation (“White Lodging”) — four hotel properties

•                  Kana Hotels, Inc. (“Kana Hotels”) — three hotel properties

•                  InterMountain Management, LLC (“InterMountain”) and its affiliate, Pillar Hotels and Resorts, LP (“Pillar”) — three hotel properties

•                  Affiliates of IHG including IHG Management (Maryland) LLC (“IHG Management”) and Intercontinental Hotel Group Resources, Inc. (“Intercontinental Management”)  — two hotel properties

•                  HP Hotels Management Company, Inc. (“HP Hotels”) — two hotel properties

•                  OTO Development, LLC (“OTO Management”) — two hotel properties

•                  Tsunami Hotel Management LLC (“Tsunami Hotel Management”) — two hotel properties

•                  Lodging Dynamics Hospitality Group (“Lodging Dynamics”) — one hotel property

Our typical hotel management agreement requires us to pay a base fee to our hotel manager calculated as a percentage of hotel revenues.  In addition, our hotel management agreements generally provide that the hotel manager can earn an incentive fee for revenue or EBITDA over certain thresholds.  Our TRS lessees may employ other hotel managers in the future.  We have, and will have, no ownership or economic interest in any of the hotel management companies engaged by our TRS lessees.

Item 3.           Legal Proceedings.

We are involved from time to time in litigation arising in the ordinary course of business, however, we are not currently aware of any actions against us that we believe would materially adversely affect our business, financial condition or results of operations.

Item 4.           Mine Safety Disclosures.

Not applicable.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NYSE on February 9, 2011 under the symbol “INN.”  Prior to that time, there was no public trading market for our common stock. The last reported sale price for common stock as reported on the NYSE on March 20, 2014 was $9.06 per share.  The following table sets forth the high and low sales price per share of our common stock per quarter reported on the NYSE, and the distributions declared on our common stock for each of the quarters indicated.

2013	High	Low	Distribution Declared Per Common Share
Fourth Quarter	$9.36	$8.60	$0.1125
Third Quarter	$10.32	$9.10	$0.1125
Second Quarter	$10.44	$9.13	$0.1125
First Quarter	$10.47	$9.02	$0.1125

2012	High	Low	Distribution Declared Per Common Share
Fourth Quarter	$9.53	$8.02	$0.1125
Third Quarter	$8.99	$7.63	$0.1125
Second Quarter	$8.63	$7.43	$0.1125
First Quarter	$10.16	$7.40	$0.1125

Shareholder Information

As of March 20, 2014, our common stock was held of record by 423 holders and there were 85,528,563 shares of our common stock outstanding.

Distribution Information

As a REIT, we must distribute annually to our stockholders an amount at least equal to 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to income tax on our taxable income that is not distributed and to an excise tax to the extent that certain percentages of our taxable income are not distributed by specified dates. Our cash available for distribution may be less than the amount required to meet the distribution requirements for REITs under the Code, and we may be required to borrow money, sell assets or issue capital stock to satisfy the distribution requirements.

The timing and frequency of distributions will be authorized by our board of directors, in its sole discretion, and declared by us based upon a variety of factors deemed relevant by its directors, including financial condition, restrictions under applicable law and loan agreements, capital requirements and the REIT requirements of the Code. Summit REIT’s ability to make distributions will generally depend on receipt of distributions from Summit OP, which depends primarily upon lease payments from our TRS lessees with respect to our hotels.

We are generally restricted from declaring or paying any distributions, or setting aside any funds for the payment of distributions, on our common stock unless full cumulative distributions on our preferred stock have been declared and either paid or set aside for payment in full for all past distribution periods.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2013 with respect to our securities that may be issued under existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Summit REIT Stockholders (2)	893,000	$9.75	885,457
Equity Compensation Plans Not Approved by Summit REIT Stockholders	—	—	—
Total	893,000	$9.75	885,457

(1)  Excludes securities reflected in the column entitled “Number of Securities to be Issued Upon Exercise of Outstanding Options.”

(2)       Consists of our 2011 Equity Incentive Plan, which was approved by our board of directors and our sole stockholder prior to completion of our IPO.

Share Performance Graph

The following graph compares the yearly change in our cumulative total shareholder return on our common shares for the period beginning February 8, 2011 and ended December 31, 2013, with the semi-annual changes in the Standard and Poor’s 500 Stock Index (“S&P 500 Index”), and the SNL US REIT Hotel Index for the same period, assuming a base share price of $100.00 for our common stock, the S&P 500 Index and the SNL US REIT Hotel Index for comparative purposes.  The SNL US REIT Hotel Index is composed of publicly traded REITs which focus on investments in hotel properties.  Total shareholder return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested.  The performance graph is not indicative of future investment performance.  We do not make or endorse any predictions as to future share price performance.

	Period Ended
Index	02/08/11	06/30/11	12/31/11	06/30/12	12/31/12	06/30/13	12/31/13
Summit Hotel Properties, Inc.	100.00	117.00	100.08	91.00	106.19	108.06	105.45
S&P 500	100.00	100.50	96.79	105.97	112.28	127.80	148.64
SNL US REIT Hotel	100.00	89.67	79.51	89.64	89.69	99.53	113.30

Securities Sold

There were no unregistered sales of our equity securities during the years ended December 31, 2013 and December 31, 2012.  There were no unregistered sales of our equity securities during the year ended December 31, 2011 other than as previously reported in our Current Report on Form 8-K filed with the SEC on February 18, 2011 relating to the concurrent private placement and the formation transactions.

Item 6.           Selected Financial Data.

The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and our audited consolidated financial statements and related notes thereto, appearing elsewhere in this Form 10-K.

	Summit Hotel Properties, Inc.			Summit Hotel Properties, LLC	Combined	Summit Hotel Properties, LLC
(in thousands, except per share)	2013	2012	2/14/11 - 12/31/11	1/1/11 - 2/13/11	2011	2010	2009
STATEMENT OF OPERATIONS DATA
REVENUES
Room revenue	$283,279	$154,600	$102,108	$10,620	$112,728	$99,056	$86,191
Other hotel operations revenue	15,679	7,100	4,280	519	4,799	4,327	2,395
Total revenues	298,958	161,700	106,388	11,139	117,527	103,383	88,586
EXPENSES
Hotel operating expenses:
Rooms	80,391	45,130	30,216	3,674	33,890	29,916	26,116
Other direct	39,815	21,284	15,478	2,288	17,766	15,609	13,419
Other indirect	77,392	43,377	27,816	3,598	31,414	27,313	23,799
Other	744	651	478	44	522	360	488
Total hotel operating expenses	198,342	110,442	73,988	9,604	83,592	73,198	63,822
Depreciation and amortization	51,184	30,645	21,646	2,651	24,297	21,751	18,440
Corporate general and administrative:
Salaries and other compensation	8,218	6,039	3,121	—	3,121	—	—
Other	4,711	3,534	3,440	—	3,440	—	—
Hotel property acquisition costs	1,886	3,050	254	—	254	367	1,389
Loss on impairment of assets	1,369	660	—	—	—	6,476	7,506
Total expenses	265,710	154,370	102,449	12,255	114,704	101,792	91,157
Income (loss) from operations	33,248	7,330	3,939	(1,116)	2,823	1,591	(2,571)
OTHER INCOME (EXPENSE)
Interest income	83	35	(1)	2	1	6	25
Other income (expense)	(343)	731	—	—	—	—	—
Interest expense	(20,137)	(14,909)	(9,993)	(3,435)	(13,428)	(21,575)	(13,800)
Debt transaction costs	(1,697)	(661)	—	—	—	—	—
Gain (loss) on disposal of assets	363	(199)	(36)	—	(36)	(43)	1,298
Gain (loss) on derivative financial instruments	2	(2)	—	—	—	—	—
Total other income (expense)	(21,729)	(15,005)	(10,030)	(3,433)	(13,463)	(21,612)	(12,477)
Income (loss) from continuing operations before income tax	11,519	(7,675)	(6,091)	(4,549)	(10,640)	(20,021)	(15,048)
Income tax (expense) benefit	(4,894)	728	2,259	(550)	1,709	(195)	—
Income (loss) from continuing operations	6,625	(6,947)	(3,832)	(5,099)	(8,931)	(20,216)	(15,048)
Income (loss) from discontinued operations	(728)	4,677	(345)	(1,108)	(1,453)	(704)	(1,266)
Net income (loss)	5,897	(2,270)	(4,177)	(6,207)	(10,384)	(20,920)	(16,314)
Net income (loss) from noncontrolling interest in:
Operating partnership	(297)	(1,194)	(1,240)	—	(1,240)	—	—
Joint venture	316	—	—	—	—	—	—
Net income (loss) attributable to Summit Hotel Properties, Inc. / Predecessor	5,878	(1,076)	(2,937)	(6,207)	(9,144)	(20,920)	(16,314)
Preferred dividends	(14,590)	(4,625)	(411)	—	(411)	—	—
Net income (loss) attributable to common shareholders / members	$(8,712)	$(5,701)	$(3,348)	$(6,207)	$(9,555)	$(20,920)	$(16,314)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	70,327	33,717	27,278
Diluted	70,737	33,849	27,278
EARNINGS PER SHARE
Basic and diluted net income (loss) per share from:
Continuing operations	$(0.11)	$(0.28)	$(0.11)
Discontinued operations	(0.01)	0.11	(0.01)
Basic and diluted net income (loss) per share	$(0.12)	$(0.17)	$(0.12)
DIVIDENDS PER SHARE	$0.45	$0.45	$0.28
BALANCE SHEET DATA (at period end)
TOTAL ASSETS	$1,294,476	$810,789	$554,005	n/a	$554,005	$493,009	$518,246
DEBT	$435,589	$312,613	$217,104	n/a	$217,104	$420,437	$426,183
EQUITY	$822,378	$473,537	$319,449	n/a	$319,449	$59,844	$81,299

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a self-managed hotel investment company that was organized in June 2010. We focus on acquiring and owning premium-branded, select-service hotels in the upscale and upper midscale segments of the U.S. lodging industry, as these segments are currently defined by STR.

We had no business activities prior to completion of the IPO and the related formation transactions on February 14, 2011. As a result of the formation transactions, we acquired sole ownership of the 65 hotels in our predecessor’s portfolio. In addition, we assumed the indebtedness of our predecessor and its subsidiaries. Our predecessor was considered the acquiror for accounting purposes and its financial statements became our financial statements upon completion of the formation transactions.

From the completion of our IPO through December 31, 2013, we acquired 43 hotel properties with a total of 5,948 guestrooms for purchase prices aggregating $791.0 million. In addition, pursuant to our strategy to continually evaluate our hotel properties, since our IPO and through December 31, 2013, we sold 20 hotel properties with a total of 1,564 guestrooms. At December 31, 2013, our portfolio consisted of 88 hotel properties with a total of 10,908 guestrooms located in 22 states.

Substantially all of our assets are held by, and all of our operations are conducted through, Summit OP. Through a wholly owned subsidiary, we are the sole general partner of Summit OP. At December 31, 2013, we owned, directly and indirectly, 99% of Summit OP’s issued and outstanding Common Units, and all of Summit OP’s issued and outstanding Series A, Series B and Series C Preferred Units. Pursuant to the Summit OP partnership agreement, we have full, exclusive and complete responsibility and discretion in the management and control of Summit OP, including the ability to cause Summit OP to enter into certain major transactions including acquisitions, dispositions and refinancings, and to make distributions to partners and to cause changes in Summit OP’s business activities.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to macroeconomic trends. Key drivers of demand include growth in GDP, corporate profits, capital investments and employment. Following periods of recession, recovery of room-night demand for lodging historically has lagged improvements in the overall economy. However, in the economic recovery beginning in early 2010, room-night demand led improvements in the overall economy.

In “PwC Hospitality Directions,” PricewaterhouseCoopers, LLP projects U.S. RevPAR growth increases in 2014 for upscale hotels and upper midscale hotels of 6.1% and 5.1%, respectively. Although we expect that our hotel properties will realize meaningful RevPAR gains as the economy and lodging industry continue to improve, the risk exists that global and domestic economic conditions may cause the economic recovery to stall, which likely would adversely affect our growth expectations.

While we are guardedly optimistic about macro-economic conditions and their effect on demand for our guestrooms, we feel relatively confident that our near-term results will not be adversely affected by increased lodging supply in our markets. Growth in lodging supply typically lags growth in room-night demand. Key drivers of lodging supply include the availability and cost of capital, construction costs, franchise availability, local real estate market conditions, and availability and pricing of existing properties. As a result of scarcity of financing, severe recession and declining operating fundamentals, during 2008 and 2009, many planned hotel property developments were cancelled or postponed. Due to economic uncertainty, we believe the effect of the severe recession will be prolonged compared with prior recessions, which could limit lodging supply growth. According to Lodging Econometrics of Portsmouth, New Hampshire, and citing their 2013 year-end United States Construction Pipeline Trend Report, approximately 634 new U.S. hotel properties with 71,192 guestrooms will open in 2014 and 770 hotel properties with 85,103 guestrooms will open in 2015. This compares to 5,883 new hotels with 785,547 guestrooms that opened during 2008.

If the general economy does not continue its recovery for any number of reasons, including, among others, an economic slowdown and other events outside our control, such as terrorism or significantly increased gasoline prices, lodging industry fundamentals may not improve as expected. In the past, similar events have adversely affected the lodging industry and if these events recur, they may adversely affect the lodging industry in the future.

Operating Performance Metrics

We use a variety of operating performance indicators and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) as well as other financial information that is not prepared in accordance with GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotel properties, groups of hotel properties and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

•                 Occupancy — Occupancy represents the total number of guestrooms occupied divided by the total number of guest rooms available.

•                 Average Daily Rate (ADR) — ADR represents total room revenues divided by the total number of guestrooms occupied.

•                  Revenue Per Available Room (RevPAR) — RevPAR is the product of ADR and Occupancy.

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel property level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue depends on demand (as measured by occupancy), pricing (as measured by ADR), and our available supply of hotel rooms. Our ADR, occupancy and RevPAR performance may be affected by macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel property construction, and the pricing strategies of competitors. In addition, our ADR, occupancy and RevPAR performance is dependent on the continued success of our franchisors and brands.

Hotel Property Portfolio Activity

Acquisitions

We acquired 19 hotel properties in each of 2013 and 2012. A summary of these acquisitions follows (dollars in thousands):

Date Acquired	Franchise/Brand	Location	Guest- rooms	Purchase Price	Management Company
2013
January 22	Hyatt Place	Chicago (Hoffman Estates), IL	126	$9,230	Hyatt Management
January 22	Hyatt Place	Orlando (Convention), FL	149	12,252	Hyatt Management
January 22	Hyatt Place	Orlando (Universal), FL	151	11,843	Hyatt Management
February 11	IHG / Holiday Inn Express & Suites	San Francisco, CA	252	60,500	Intercontinental Management
March 11	SpringHill Suites by Marriott	New Orleans, LA	208	33,095	SpringHill Management
March 11	Courtyard by Marriott	New Orleans (Convention), LA	202	30,827	Courtyard Management
March 11	Courtyard by Marriott	New Orleans (French Quarter), LA	140	25,683	Courtyard Management
March 11	Courtyard by Marriott	New Orleans (Metairie), LA	153	23,539	Courtyard Management
March 11	Residence Inn by Marriott	New Orleans (Metairie), LA	120	19,890	Residence Inn Management
April 30	Hilton Garden Inn	Greenville, SC	120	15,250	Kana Hotels
May 21	IHG / Holiday Inn Express & Suites	Minneapolis (Minnetonka), MN	93	6,900	Interstate
May 21	Hilton Garden Inn	Minneapolis (Eden Prairie), MN	97	10,200	Interstate
May 23	Fairfield Inn & Suites by Marriott	Louisville, KY	135	25,023	White Lodging
May 23	SpringHill Suites by Marriott	Louisville, KY	198	39,138	White Lodging
May 23	Courtyard by Marriott	Indianapolis, IN	297	58,634	White Lodging
May 23	SpringHill Suites by Marriott	Indianapolis, IN	156	30,205	White Lodging
October 1	Hilton / Hampton Inn & Suites	Ventura (Camarillo), CA	115	15,750	Tsunami Hotel Management
October 8	Hilton / Hampton Inn & Suites	San Diego (Poway), CA	108	15,150	Tsunami Hotel Management
December 31	Hyatt Place	Minneapolis, MN	213	32,506	Hyatt Management
Total 2013		19 hotel properties	3,033	$475,615

2012
January 12	Courtyard by Marriott	Atlanta, GA	150	$28,900	Courtyard Management
February 28	Hilton Garden Inn	Birmingham (Liberty Park), AL	130	11,500	HP Hotels
February 28	Hilton Garden Inn	Birmingham (Lakeshore), AL	95	8,625	HP Hotels
May 16	Courtyard by Marriott	Dallas (Arlington), TX	103	15,000	InterMountain
May 16	Hilton Garden Inn	Nashville (Smyrna), TN	112	11,500	Kana Hotels
June 21	Hilton / Hampton Inn & Suites	Nashville (Smyrna), TN	83	8,000	Kana Hotels
July 2	Residence Inn by Marriott	Dallas (Arlington), TX	96	15,500	InterMountain
October 5	Hyatt Place	Dallas (Arlington), TX	127	9,055	Hyatt Management
October 5	Hyatt Place	Denver (Lone Tree), CO	127	10,530	Hyatt Management
October 5	Hyatt Place	Denver (Englewood), CO	126	11,515	Hyatt Management
October 5	Hyatt House	Denver (Englewood), CO	135	13,480	Hyatt Management
October 5	Hyatt Place	Baltimore (Owings Mills), MD	123	10,235	Hyatt Management
October 5	Hyatt Place	Chicago (Lombard), IL	151	17,025	Hyatt Management
October 5	Hyatt Place	Phoenix, AZ	127	5,020	Hyatt Management
October 5	Hyatt Place	Scottsdale, AZ	127	10,530	Hyatt Management
October 23	Hilton Garden Inn	Fort Worth, TX	98	7,200	FCH Hospitality, Inc.
December 21	Residence Inn by Marriott	Salt Lake City, UT	178	19,959	Lodging Dynamics
December 27	Hyatt Place	Long Island (Garden City), NY	122	31,000	OTO Management
December 27	Hilton / Hampton Inn & Suites	Tampa (Ybor City), FL	138	20,844	OTO Management
Total 2012		19 hotel properties	2,348	$265,418

2013 Acquisitions

On January 22, 2013, we purchased from affiliates of Hyatt Hotels Corporation (“Hyatt”), a portfolio of three hotel properties. We completed renovations on two of these hotel properties and expect to spend $0.8 million for renovations at the remaining property for a total cost of $88,800 per key. In addition, we acquired a land parcel in Orlando, FL valued at $2.8 million that is classified as land held for development. We funded this acquisition with a portion of the proceeds from our common stock offering completed on January 14, 2013 (the “January 2013 Stock Offering”).

On February 11, 2013, through a joint venture with an affiliate of IHG, we purchased a Holiday Inn Express & Suites in San Francisco, CA for $240,100 per key. We expect to spend $4.3 million for renovations at this property for a total cost of $257,100 per key. The joint venture assumed a $23.4 million term loan as a part of the acquisition. We contributed $34.6 million, including $2.8 million in renovation reserves, to the joint venture for an 80% controlling interest. We funded our contribution to the joint venture with a portion of the proceeds from our January 2013 Stock Offering.

On March 11, 2013, we purchased a portfolio of five Marriott hotel properties. We completed renovations on two of these hotel properties and expect to spend $0.8 million for renovations at the remaining properties for a total cost of $169,300 per key. We funded this acquisition with proceeds from term borrowings secured by previously acquired hotel properties and borrowings under our senior secured revolving credit facility.

On April 30, 2013, we purchased a Hilton Garden Inn in Greenville, SC for $127,100 per key. We expect to perform very minor renovations on this hotel property. We funded this acquisition with borrowings under our senior secured revolving credit facility.

On May 21, 2013, we purchased a Holiday Inn Express & Suites in Minneapolis (Minnetonka), MN for $74,200 per key.  We expect to spend $1.7 million for renovations at this property for a total cost of $92,500 per key. We funded this acquisition through assumption of a $3.7 million term loan and borrowings under our senior secured revolving credit facility.

On May 21, 2013, we also purchased a Hilton Garden Inn in Minneapolis (Eden Prairie), MN for $105,200 per key.  We expect to spend $2.7 million for renovations at this property for a total cost of $132,700 per key. We funded this acquisition through assumption of a $6.4 million term loan and borrowings under our senior secured revolving credit facility.

On May 23, 2013, we purchased a portfolio of four Marriott hotel properties. We expect to spend $3.1 million for renovations at these properties for a total cost of $198,600 per key. We funded this acquisition with proceeds from a $92.0 million senior secured interim loan and borrowings under our senior secured revolving credit facility.

On October 1, 2013, we purchased a Hampton Inn & Suites in Ventura (Camarillo), CA for $137,000 per key. We expect to spend $1.4 million for renovations at this property for a total cost of $149,100 per key. We funded this acquisition with a portion of the proceeds from our common stock offering completed on September 19, 2013 (the “September 2013 Stock Offering”).

On October 8, 2013, we purchased a Hampton Inn & Suites in San Diego (Poway), CA for $140,300 per key. We expect to spend $0.3 million for renovations at this property for a total cost of $143,000 per key. We funded this acquisition with a portion of the proceeds from our September 2013 Stock Offering.

On December 31, 2013, we purchased a Hyatt Place in Minneapolis, MN for $152,600 per key. We had previously invested in the development of this hotel property in the form of a first mortgage loan in the amount of $20.3 million. The purchase price consideration for this property included the first mortgage loan and related accrued interest and $12.0 million in cash. We funded the cash portion of this acquisition with a portion of the proceeds from our September 2013 Stock Offering.

2012 Acquisitions

On January 12, 2012, we purchased 90% of the ownership interests in a Courtyard by Marriott in Atlanta, GA for $190,000 per key. Including renovations, our total cost per key was $191,300. Upon expiration of tax credits related to the hotel property in 2016, we are obligated to purchase the remaining ownership for $0.4 million, which has been accrued as a liability and is included in the purchase price of $28.9 million. We funded this acquisition through assumption of a $19.0 million term loan and borrowings under our senior secured revolving credit facility.

On February 28, 2012, we purchased a Hilton Garden Inn in Birmingham (Liberty Park), AL for $88,500 per key. Including renovations, our total cost per key was $90,200. We funded this acquisition with a $6.5 million term loan and borrowings under our senior secured revolving credit facility.

On February 28, 2012, we also purchased a Hilton Garden Inn in Birmingham (Lakeshore), AL for $90,800 per key. Including renovations, our total cost per key was $107,600.  We funded the purchase price with a $5.6 million term loan and borrowings under our senior secured revolving credit facility.

On May 16, 2012, we purchased a Courtyard by Marriott in Dallas (Arlington), TX for $145,600 per key. We performed very minor renovations at this hotel. We funded this acquisition with borrowings under our senior secured revolving credit facility.

On May 16, 2012, we also purchased a Hilton Garden Inn in Nashville (Smyrna), TN for $102,700 per key. Including renovations, our total cost per key was $106,500. We funded this acquisition through assumption of an $8.7 million term loan and borrowings under our senior secured revolving credit facility.

On June 21, 2012, we purchased a Hampton Inn & Suites in Nashville (Smyrna), TN for $96,400 per key. Including renovations, our total cost per key was $101,900. We funded this acquisition through assumption of a $5.4 million term loan and borrowings under our senior secured revolving credit facility.

On July 2, 2012, we purchased a Residence Inn in Dallas (Arlington), TX for $161,500 per key. We performed very minor renovations at this property. We funded this acquisition with borrowings under our senior secured revolving credit facility.

On October 5, 2012, we purchased from affiliates of Hyatt, a portfolio of eight hotel properties. We expect to spend $14.4 million for renovations at these properties for a total cost of $97,600 per key. We funded this acquisition with proceeds from our first follow-on common stock offering completed on October 3, 2012. The renovations will be funded with borrowings on our senior unsecured credit facility.

On October 23, 2012, we purchased a Hilton Garden Inn in Fort Worth, TX for $73,500 per key. Including renovations, our total cost per key was $104,900. We funded this acquisition with proceeds from our common stock offering completed on October 3, 2012.

On December 21, 2012, we purchased a Residence Inn by Marriott in Salt Lake City, UT for $112,100 per key. We expect to spend $6.5 million for renovations at this property for a total cost of $149,100 per key. We funded this acquisition through assumption of a $14.1 million term loan and the proceeds from the sale of our Courtyard by Marriott in Missoula, MN completed on December 11, 2012.

On December 27, 2012, we purchased a Hyatt Place in Long Island (Garden City), NY for $254,100 per key. We expect to perform very minor renovations at this property.  We funded this acquisition with borrowings under our senior secured revolving credit facility.

On December 27, 2012, we also purchased a Hampton Inn & Suites in Tampa (Ybor City), FL for $150,700 per key. We expect to spend $1.7 million for renovations at this property for a total cost of $163,200 per key. We funded this acquisition with borrowings under our senior secured revolving credit facility.

Dispositions

Pursuant to our strategy to continually evaluate our hotel properties and land held for development, we sold 15 hotel properties and five parcels of land held for development in 2013 and five hotel properties and three parcels of land held for development in 2012. When a property is identified as being held for sale, we reclassify the property on our consolidated balance sheets, cease depreciation, evaluate for potential impairment and, in the case of a hotel property, report historical and future results of operations in discontinued operations. We recognize impairment charges on hotel properties in discontinued operations and on land held for development in continuing operations. In 2013, we recognized impairment charges of $7.7 million on hotel properties and $1.4 million on land held for development.  In 2012, we recognized impairment charges of $2.3 million on hotel properties and $0.7 million related to land held for development.

2013 Dispositions

On January 15, 2013, we sold the AmericInn Hotel & Suites in Golden, CO for $2.6 million.

On February 15, 2013, we sold the Hampton Inn in Denver, CO for $5.5 million and recognized a gain on the sale of $1.7 million.

On February 27, 2013, we sold a parcel of land in Jacksonville, FL for $1.9 million.

On May 1, 2013, we sold the Holiday Inn and Holiday Inn Express in Boise, ID for $12.6 million and on November 12, 2013, we sold the Hampton Inn, Fairfield Inn and a parcel of land in Boise, ID for $8.1 million.  We recognized a gain of $1.3 million on the sale of our Boise assets.

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

On September 30, 2013, we sold the Fairfield Inn in Lakewood, CO for $2.8 million.

On October 30, 2013, we sold the Fairfield Inn in Emporia, KS for $1.7 million and on December 19, 2013, we sold the Holiday Inn Express in Emporia, KS for $1.8 million. We provided seller financing in the form of mortgage loans on these sales totaling $2.4 million. These mortgage loans mature in the first quarter of 2014.

On November 1, 2013, we sold the SpringHill Suites in Little Rock, AR for $4.5 million and recognized a gain on the sale of $0.9 million.

On November 1, 2013, we sold a parcel of land in El Paso, TX for $2.4 million.

On November 8, 2013, we sold the Fairfield Inn and AmericInn Hotel & Suites in Salina, KS for $3.0 million.

On November 18, 2013, we sold a parcel of land in Houston, TX for $2.5 million.

Proceeds from these sales were used to pay off term debt and pay down our senior secured revolving credit facility or our senior unsecured credit facility.

2012 Dispositions

On May 16, 2012, we sold the Hampton Inn, Holiday Inn Express and AmericInn in Twin Falls, ID for $16.5 million.

On August 15, 2012, we sold the AmericInn Hotel & Suites in Missoula, MT for $1.9 million.

On December 11, 2012, we sold the Courtyard by Marriott in Missoula, MT for $7.7 million.

Other Hotel Property Investment Activities

In 2012, we entered into an agreement with an affiliate of Hyatt to fund $20.3 million in the form of a first mortgage loan on a hotel property located in downtown Minneapolis, MN. The $20.3 million represented a portion of the total acquisition cost and renovation costs expected to be incurred to convert the property to a Hyatt Place hotel. At December 31, 2012, our investment in this loan was $10.3 million and was classified as investment in hotel properties under development in our consolidated balance sheet.  In the fourth quarter of 2013, we purchased the hotel property for $32.6 million and entered into a management agreement with a Hyatt affiliate. The $20.3 million outstanding principal balance of the loan and all outstanding interest were part of the purchase price consideration at acquisition.

Hotel Revenues and Operating Expenses

Our revenues are derived from hotel operations and consist of room revenue and other hotel operations revenue. As a result of our focus on select-service hotels in the upscale and upper midscale segments of the U.S. lodging industry, substantially all of our revenues are related to the sales of hotel rooms. Our other hotel operations revenue consists of ancillary revenues related to food and beverage sales, meeting rooms and other guest services provided at our hotel properties.

Our hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotel properties. Many of our expenses are fixed, such as essential hotel staff, real estate taxes, insurance, depreciation and certain types of franchise fees, and these expenses do not decrease even if the revenues at our hotel properties decrease. Our hotel operating expenses consist of room expenses (wages, payroll taxes and benefits, linens, cleaning and guestroom supplies, and complimentary breakfast), other direct expenses (office supplies, utilities, telephone, advertising and bad debts), other indirect expenses (real and personal property taxes, insurance, travel agent and credit card commissions, hotel management fees, and franchise fees), and other expenses (ground rent and other items of miscellaneous expense).

Results of Operations

The comparisons that follow should be reviewed in conjunction with the consolidated financial statements included elsewhere in this Form 10-K. As noted above, in 2013, we sold the AmericInn Hotel & Suites in Golden, CO; the Hampton Inn in Denver, CO; the Holiday Inn, Holiday Inn Express, Hampton Inn, and Fairfield Inn & Suites  in Boise, ID; the Courtyard by Marriott in Memphis, TN; the SpringHill Suites in Lithia Springs, GA; the Fairfield Inn in Lewisville, TX; the Fairfield Inn in Lakewood, CO; the Fairfield Inn and Holiday Inn Express in Emporia, KS; the SpringHill Suites in Little Rock, AR; and the Fairfield Inn and

AmericInn Hotel & Suites in Salina, KS. In 2012, we sold the Hampton Inn, Holiday Inn Express and AmericInn in Twin Falls, ID and the AmericInn Hotel & Suites and Courtyard by Marriott in Missoula, MT. In addition, at December 31, 2013, the Hampton Inn, AmericInn Hotel & Suites and Aspen Hotel & Suites in Fort Smith, AR were classified as held for sale. Accordingly, we classified all of these hotel properties as discontinued operations and their operating results are not included in the discussion below.

Comparison of 2013 to 2012

The following table contains key operating metrics for our total portfolio and our same-store portfolio for 2013 compared with 2012 (dollars in thousands, except ADR and RevPAR):

	2013		2012		Percentage Change
	Total Portfolio (85 hotels)	Same-Store Portfolio (47 hotels)	Total Portfolio (66 hotels)	Same-Store Portfolio (47 hotels)	Total Portfolio (85/66 hotels)	Same-Store Portfolio (47 hotels)
Total revenues	$298,958	$146,078	$161,700	$136,775	84.9%	6.8%
Hotel operating expenses	$198,342	$99,329	$110,442	$93,855	79.6%	5.8%
Occupancy	73.41%	72.32%	70.92%	70.92%	2.49%	1.4%
ADR	$110.37	$102.03	$98.52	$97.26	12.0%	4.9%
RevPAR	$81.03	$73.79	$69.88	$68.98	16.0%	7.0%

The total portfolio information above includes revenues and expenses from the 19 hotels we acquired in 2013 (the “2013 Acquired Hotels”) and the 19 hotel properties we acquired in 2012 (the “2012 Acquired Hotels”) from the date of acquisition through December 31, 2013, and operating information (occupancy, ADR, and RevPAR) for the period each hotel was owned. Accordingly, the information does not reflect a full twelve months of operations in 2013 for the 2013 Acquired Hotels or a full twelve months of operations in 2012 for the 2012 Acquired Hotels. The combined 2013 Acquired Hotels and 2012 Acquired Hotels are referred to as the “2013/2012 Acquired Hotels.”

Revenues. Total revenues increased $137.3 million, or 84.9%, to $299.0 million in 2013, compared with $161.7 million in 2012. The growth was due to a $9.3 million increase in same-store revenues and a $128.0 million increase in revenues at the 2013/2012 Acquired Hotels.

The same-store revenue increase of 6.8%, to $146.1 million in 2013 compared with $136.8 million in 2012, was due to a 140 basis point increase in occupancy in 2013 compared with 2012, and a 4.9% increase in ADR in 2013 compared with 2012. The increases in occupancy and ADR resulted in a 7.0% increase in same-store RevPAR to $73.79 in 2013 compared with $68.98 in 2012. These increases were due to the improving economy and hotel industry fundamentals and renovations made at 13 hotel properties in 2012.

Hotel Operating Expenses. Hotel operating expenses increased $87.9 million in 2013 compared with 2012. The increase is due in part to an increase in operating expenses at the 2013/2012 Acquired Hotels of $82.4 million. In addition, the increase in same-store hotel operating expenses is due to $5.5 million of variable costs related to the increase in revenue. Expenses at the same-store hotels declined as a percentage of revenue from 68.6% in 2012 to 68.0% in 2013, due to stability in expenses despite increasing revenues at the same-store hotel properties.

The following table summarizes our hotel operating expenses for our same-store (47 hotels) portfolio for 2013 and 2012 (dollars in thousands):

			Percentage	Percentage of Revenue
	2013	2012	Change	2013	2012
Rooms expense	$39,762	$38,316	3.8%	27.2%	28.0%
Other direct expense	19,698	17,757	10.9%	13.5%	13.0%
Other indirect expense	39,281	37,183	5.6%	26.9%	27.2%
Other expense	588	599	(1.8)%	0.4%	0.4%
Total hotel operating expenses	$99,329	$93,855	5.8%	68.0%	68.6%

Depreciation and Amortization. Depreciation and amortization expense increased $20.5 million, or 67.0%, to $51.2 million in 2013 compared with 2012, primarily due to renovations at existing hotel properties and depreciation associated with the 2013/2012 Acquired Hotels. The 2013 depreciation and amortization expense includes $48.9 million of fixed asset depreciation, $1.9 million of financing costs amortization, and $0.4 million of franchise fees amortization. The 2012 depreciation and amortization expense includes $28.0 million of fixed asset depreciation, $2.3 million of financing costs amortization, and $0.4 million of franchise fees amortization.

Corporate General and Administrative. Corporate general and administrative expenses increased by $3.4 million, or 35.1%, to $12.9 million in 2013 compared with 2012. The increase is primarily due to an increase in equity-based compensation of $0.9 million, costs related to the development of corporate functions that did not exist prior to our IPO of $0.9 million, and costs related to the move of our corporate headquarters from Sioux Falls, SD, to Austin, TX of $0.6 million.

Other Income/Expense. Our other income/expense increased $6.7 million, or 44.8%, in 2013 compared with 2012.  The major component of other income/expense is interest expense, and the increase is primarily due to interest expense on new debt related to our 2013/2012 Acquisition Hotels.

Income Tax Expense/Benefit. Our total income tax expense (in continuing operations and discontinued operations) in 2013 of $4.4 million is primarily due to our establishment of a valuation allowance related to net operating losses (“NOLs”) incurred at our TRSs in 2011, 2012 and 2013. As a result of consecutive loss years we determined that it is more likely than not that we will not be able to recognize our NOLs before they expire. Our total income tax benefit (in continuing operations and discontinued operations) in 2012 of $1.3 million was the result of NOLs at our TRSs.  The net operating losses were primarily the result of the disruption at the several hotel properties rebranded in 2011.

Cash Flows. The increase in net cash provided by operating activities of $37.7 million in 2013 compared with 2012 resulted from a $8.2 million improvement in earnings, a $18.3 million increase in depreciation, primarily related to the 2013/2012 Acquisition Hotels, and a $3.5 million increase in cash provided from operating assets and liabilities. The $234.4 million increase in net cash used in investing activities in 2013 compared with 2012 resulted from an increase in hotel property acquisitions of $224.7 million and an increase in hotel property improvements and additions of $23.8 million; partially offset by an increase in proceeds from asset dispositions of $27.0 million. The $226.0 million increase in net cash provided by financing activities in 2013 compared with 2012 resulted from a net increase in debt in 2013 of $89.4 million compared with an increase in 2012 of $48.3 million. In addition, we received net proceeds of $389.3 million from the issuance of equity in 2013 compared with net proceeds of $178.9 million in 2012. The 2013 proceeds related to our January 14 and September 19, 2013 common stock offerings and our March 20, 2013 preferred stock offering and the 2012 proceeds related to our October 3, 2012 common stock offering and our December 11, 2012 preferred stock offering. Dividends and distributions paid to members increased $24.5 million in 2013.

Comparison of 2012 to 2011

Prior to February 14, 2011, the date we completed our IPO, concurrent private placement, and formation transactions, we had no operations other than the issuance of 1,000 shares of common stock to our Executive Chairman in connection with our formation and initial capitalization and activity in connection with the IPO and the formation transactions. As a result, the following discussion compares our operating results for the year 2012 with the combined results of our operations for the period from February 14, 2011 through December 31, 2011 and our predecessor’s operations for the period from January 1, 2011 through February 13, 2011.

The following table contains key operating metrics for our total portfolio and our same-store portfolio for 2012 compared with 2011 (dollars in thousands, except ADR and RevPAR):

	2012		2011		Percentage Change
	Total Portfolio (66 hotels)	Same-Store Portfolio (42 hotels)	Total Portfolio (47 hotels)	Same-Store Portfolio (42 hotels)	Total Portfolio (66/47 hotels)	Same-Store Portfolio (42 hotels)
Total revenues	$161,700	$119,931	$117,527	$107,244	37.6%	11.8%
Hotel operating expenses	$110,442	$81,710	$83,592	$76,503	32.1%	6.8%
Occupancy	70.92%	70.58%	66.36%	65.92%	4.56%	4.66%
ADR	$98.52	$96.65	$93.05	$92.42	5.9%	4.6%
RevPAR	$69.88	$68.21	$61.75	$60.92	13.2%	12.0%

The total portfolio information above includes revenues and expenses from the 2012 Acquired Hotels and the five hotel properties we acquired in 2011 (the “2011 Acquired Hotels”) from the date of acquisition through December 31, 2012, and operating information (occupancy, ADR, and RevPAR) for the period each hotel was owned. Accordingly, the information does not reflect a full twelve months of operations in 2012 for the 2012 Acquired Hotels or a full twelve months of operations in 2011 for 2011 Acquired Hotels. The combined 2012 Acquired Hotels and 2011 Acquired Hotels are referred to as the “2012/2011 Acquired Hotels.”

Revenues. Total revenues increased $44.2 million, or 37.6%, to $161.7 million in 2012, compared with $117.5 million in

2011. The growth was due to a $12.7 million increase in same-store revenues, and a $31.5 million increase in revenues at the 2012/2011 Acquired Hotels.

The same-store revenue increase of 11.8%, to $119.9 million in 2012 compared with $107.2 million in 2011, was due to a 466 basis point increase in occupancy 2012 compared with 2011, and a 4.6% increase in ADR in 2012 compared with 2011. The increases in occupancy and ADR resulted in an 12.0% increase in same-store RevPAR to $68.21 in 2012 compared with $60.92 in 2011. These increases were due to the improving economy and hotel industry fundamentals, renovations made at eight hotel properties in 2011, and the stabilization of operations at the hotels after the successful rebranding and upgrades that occurred in 2011.

Hotel Operating Expenses. Hotel operating expenses increased $26.9 million in 2012 compared with 2011. The increase is due in part to an increase in operating expenses at the 2012/2011 Acquired Hotels of $21.7 million. In addition, the increase in same-store hotel operating expenses is due to $5.2 million of variable costs related to the increase in revenue. Expenses at the same-store hotels declined as a percentage of revenue from 71.3% in 2011 to 68.1% in 2012, due to stability in expenses despite increasing revenues at the same-store hotel properties.

The following table summarizes our hotel operating expenses for our same-store (42 hotels) portfolio for 2012 and 2011 (dollars in thousands):

			Percentage	Percentage of Revenue
	2012	2011	Change	2012	2011
Rooms expense	$33,242	$30,909	7.5%	27.7%	28.8%
Other direct expense	15,428	16,218	(4.9)%	12.9%	15.1%
Other indirect expense	32,656	28,990	12.6%	27.2%	27.0%
Other expense	384	386	(0.5)%	0.3%	0.4%

Total hotel operating expenses	$81,710	$76,503	6.8%	68.1%	71.3%

Depreciation and Amortization. Depreciation and amortization expense increased $6.3 million, or 26.1%, to $30.6 million in 2012 compared with 2011, primarily due to renovations at existing hotel properties and depreciation associated with the 2012/2011 Acquisition Hotels. The 2012 depreciation and amortization expense includes $28.0 million of fixed asset depreciation, $2.3 million of financing costs amortization, and $0.4 million of franchise fees amortization. The 2011depreciation and amortization expense includes $22.5 million of fixed asset depreciation, $1.3 million of financing costs amortization, and $0.5 million of franchise fees amortization.

Corporate General and Administrative. Corporate general and administrative expenses increased by $3.0 million, or 45.9%, to $9.6 million in 2012 compared with 2011. The increase is primarily due to an increase in bonuses of $1.5 million, as there were no bonuses in 2011; equity-based compensation of $0.7 million; costs related to the development of corporate functions that did not exist prior to our IPO of $0.3 million; and costs related to the move of our corporate headquarters from Sioux Falls, SD, to Austin, TX of $0.2 million.

Other Income/Expense. The major component of other income/expense is interest expense, which increased $1.5 million, or 11.5%, in 2012 compared with 2011. This increase is due to interest expense on new debt related to our 2012/2011 Acquisition Hotels, partially offset by the repayment of $223.7 million of debt with proceeds from our IPO and concurrent private placement in 2011.

Income Tax Benefit. Our total income tax benefits (in continuing operations and discontinued operations) of $1.3 million in 2012 and $2.0 million in 2011 were a result of NOLs at our TRSs.

Cash Flows. The increase in net cash provided by operating activities of $10.6 million in 2012 compared with 2011 resulted from an $8.1 million improvement in earnings and a $5.1 million increase in depreciation, primarily related to the 2012/2011 Acquisition Hotels; partially offset by $3.9 million less cash provided from operating assets and liabilities. The $149.5 million increase in net cash used in investing activities in 2012 compared with 2011 resulted from an increase in hotel property acquisitions of $166.9 million and hotel properties under development of $10.3 million, partially offset by a reduction in hotel property improvements and additions of $4.1 million and an increase in proceeds from asset dispositions of $25.5 million. The $139.8 million increase in net cash provided by financing activities in 2012 compared with 2011 resulted from an increase in debt in 2012 of $48.3 million compared with a reduction in 2011 of $203.3 million. The 2011 reduction was due to the use of net proceeds from our IPO and concurrent private placement to repay debt. In addition, we received net proceeds of $178.9 million from the issuance of equity securities in 2012 compared with net proceeds of $288.7 million in 2011. The 2012 proceeds related to our October 3, 2012 common stock offering and our December 11, 2012 preferred stock offering and the 2011 proceeds related to our IPO and concurrent private placement and our October 28, 2011 preferred stock offering. Dividends paid and distributions to members increased $3.9 million in 2012.

Discontinued Operations

Pursuant to our strategy to continually evaluate our hotel property portfolio, we periodically evaluate our hotel properties for potential sale and redeployment of capital. When a hotel property is sold or identified as being held for sale, we report its historical and future results of operations, including impairment charges, in discontinued operations.

Discontinued operations include the following hotel properties that have been sold:

•                  Hampton Inn, Holiday Inn Express, and AmericInn in Twin Falls, ID — sold May 2012;

•                  AmericInn Hotel & Suites in Missoula, MT — sold August 2012;

•                  Courtyard by Marriott in Missoula, MT — sold December 2012;

•                  AmericInn Hotel & Suites in Golden, CO — sold January 2013;

•                  Hampton Inn in Denver, CO — sold February 2013;

•                  Holiday Inn and Holiday Inn Express in Boise, ID — sold May 2013;

•                  Courtyard by Marriott in Memphis, TN — sold May 2013;

•                  SpringHill Suites in Lithia Springs, GA — sold August 2013;

•                  Fairfield Inn in Lewisville, TX — sold August 2013;

•                  Fairfield Inn in Lakewood, CO — sold September 2013;

•                  Fairfield Inn in Emporia, KS — sold October 2013;

•                  SpringHill Suites in Little Rock, AR — sold November 2013;

•                  Fairfield Inn and AmericInn Hotel & Suites in Salina, KS — sold November 2013;

•                  Hampton Inn and Fairfield Inn & Suites in Boise, ID — sold November 2013; and

•                  Holiday Inn Express in Emporia, KS — sold December 2013.

In addition, discontinued operations also include the following hotel properties that were classified as held for sale at December 31, 2013:

•                  AmericInn Hotel & Suites and Aspen Hotel & Suites in Fort Smith, AR (sold on January 17, 2014); and

•                  Hampton Inn in Fort Smith, AR (under contract to sell).

A summary of results from our hotel properties included in discontinued operations follows (in thousands):

	2013	2012
Revenues	$19,458	$33,193
Hotel operating expenses	14,859	24,701
Depreciation and amortization	1,960	4,226
Loss on impairment of assets	7,675	2,305
Interest expense	174	855
(Gain) loss on disposal of assets	(3,945)	(3,010)
Total expenses	20,723	29,077
Income (loss) from discontinued operations before income taxes	(1,265)	4,116
Income tax (expense) benefit	537	561
Income (loss) from discontinued operations	$(728)	$4,677

Liquidity and Capital Resources

Short-Term Liquidity Requirements

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties including recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards, capital expenditures to improve our hotel properties, and interest expense and scheduled principal payments on outstanding indebtedness. In addition, we have funding requirements for the cash portion of the purchase price of hotel properties under contract, if acquired, and distributions to our shareholders.

We expect to fund these requirements with working capital, cash provided by operations, and borrowings under our senior unsecured credit facility. In addition, we may fund the purchase price of hotel property acquisitions and cost of required capital improvements by assuming existing mortgage debt, issuing securities (including partnership units issued by Summit OP), or incurring other mortgage debt. Further, we may seek to raise capital through public or private offerings of our equity or debt securities. However, certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders and market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all. We believe that our working capital, cash provided by operations, borrowings under our senior unsecured credit facility, and other sources of funds available to us will be sufficient to meet our ongoing short-term liquidity requirements for at least the next 12 months.

At December 31, 2013, we have no debt that matures in 2014. However, we have scheduled principal debt payments in 2014 totaling $9.2 million. Although we believe we will have the capacity to pay these scheduled principal debt payments, or we will be able to fund them using draws under our senior unsecured credit facility, there can be no assurances that our credit facility will be available to repay such amortizing debt, as draws under our senior unsecured credit facility are subject to certain financial covenants.

We anticipate making renovations and other non-recurring capital expenditures with respect to our hotel properties pursuant to property improvement plans required by our franchisors. We expect 2014 capital expenditures for these activities at hotel properties we own as of March 20, 2014 to be in the range of $35.0 million to $45.0 million. We may also make renovations and other non-recurring capital expenditures in 2014 at hotel properties we acquire in the future.

Long-Term Liquidity Requirements

Our long-term liquidity requirements consist primarily of the costs of renovations and other non-recurring capital expenditures that need to be made periodically with respect to our hotel properties, maturing debt and scheduled debt payments, and acquisitions of additional hotel properties. We expect to fund these requirements through various sources of capital, including working capital, cash provided by operations, long-term mortgage indebtedness and other borrowings, and borrowings under our senior unsecured credit facility. In addition, we may fund the purchase price of hotel property acquisitions by issuing securities (including partnership units issued by Summit OP). We may also seek to raise capital through public or private offerings of our equity or debt securities. However, certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders and market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all.

To satisfy the requirements for qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually at least 90% of our REIT taxable income to our shareholders, determined without regard to the deduction for dividends paid and excluding any net capital gain. Therefore, we will need to raise additional capital to grow our business and invest in additional hotel properties. However, there is no assurance that we will be able to borrow funds or raise additional capital on terms acceptable to us, if at all. We anticipate that debt we incur in the future may include, as does our current debt, restrictions (including lockbox and cash management provisions) that under certain circumstances may limit or prohibit Summit OP and its subsidiaries from making distributions or paying dividends, repaying loans or transferring assets.

Outstanding Indebtedness

At December 31, 2013, we had $360.6 million in mortgage loans secured by mortgages on 43 hotel properties. We also had $75.0 million borrowed on our senior unsecured credit facility that was supported by 32 hotel properties included in the credit facility borrowing base which must remain unencumbered by mortgage debt. In addition, we have 13 other hotel properties unencumbered by mortgage debt, including nine hotel properties (containing 1,254 guestrooms) operating under brands owned by Marriott, Hilton and Hyatt, that are available to be used as collateral for future loans.

We intend to secure or assume term loan financing or use our senior unsecured credit facility, together with other sources of financing, to fund future acquisitions. We may not succeed in obtaining new financing on favorable terms, or at all, and we cannot predict the size or terms of future financings. Our failure to obtain new financing could adversely affect our ability to grow our business.

We maintain a prudent capital structure and, while the ratio will vary from time to time, we generally intend to limit our ratio of indebtedness to EBITDA to no more than six to one. For purposes of calculating this ratio, we exclude preferred stock from indebtedness. In 2013, we obtained financing through common and preferred equity issuances and debt financing having staggered maturities, and intend to continue to do so in the future. Our debt includes, and may include in the future, mortgage debt secured by hotel properties and unsecured debt.

At December 31, 2013, we complied with the covenants under our debt agreements. We do not currently anticipate any change in circumstances that would impair our ability to continue to comply with these covenants.

We believe we will have adequate liquidity to meet requirements for scheduled maturities. However, we can provide no assurances that we will be able to refinance our indebtedness as it becomes due and, if refinanced, whether such refinancing will be available on favorable terms.

A summary of our debt at December 31, 2013 follows (dollars in thousands):

Lender	Interest Rate December 31, 2013 (1)	Amortization Period (Years)	Maturity Date	Collateral	Amount of Debt

Senior Unsecured Credit Facility

Deutsche Bank AG New York Branch
$225 Million Revolver	n/a	n/a	Oct 10, 2017	n/a	$—
$75 Million Term Loan	4.15% Variable (2)	n/a	Oct 10, 2018	n/a	75,000

Total Senior Unsecured Credit Facility					75,000

Mortgage Loans

ING Life Insurance and Annuity	6.10% Fixed	20	March 1, 2032	See “Mortgage Loans”	64,309
	4.55% Fixed	25	Aug 1, 2038	See “Mortgage Loans”	33,754

KeyBank National Association	4.46% Fixed	30	Feb 1, 2023	See “Mortgage Loans”	28,965
	4.52% Fixed	30	April 1, 2023	See “Mortgage Loans”	22,421
	4.30% Fixed	30	April 1, 2023	See “Mortgage Loans”	21,767
	4.95% Fixed	30	Aug 1, 2023	See “Mortgage Loans”	38,497

Bank of America Commercial Mortgage	6.41% Fixed	25	Sept 1, 2017	Hilton Garden Inn, Smyrna, TN	8,382

Merrill Lynch Mortgage Lending Inc.	6.38% Fixed	30	Aug 1, 2016	Hampton Inn & Suites, Smyrna, TN	5,249

GE Capital Financial Inc.	6.03% Fixed	25	May 1, 2017	Courtyard by Marriott, Scottsdale, AZ and SpringHill Suites by Marriott, Scottsdale, AZ	14,579

MetaBank	4.25% Fixed	20	Aug 1, 2018	Hyatt Place, Atlanta, GA	7,348

Bank of Cascades	4.66% Fixed	25	Sept 30, 2021	Residence Inn by Marriott, Portland, OR	11,986

Goldman Sachs	5.67% Fixed	25	July 6, 2016	SpringHill Suites by Marriott and Hampton Inn & Suites, Bloomington, MN	14,090

Compass Bank	4.57% Fixed	20	May 17, 2018	Courtyard by Marriott, Flagstaff, AZ	13,325

General Electric Capital Corp.	5.46% Fixed	25	April 1, 2017	Hilton Garden Inn, Birmingham (Lakeshore), AL	5,371
	5.46% Fixed	25	April 1, 2017	Hilton Garden Inn, Birmingham (Liberty Park), AL	6,290
	4.82% Fixed	20	April 1, 2018	SpringHill Suites by Marriott, Denver, CO	7,612
	5.03% Fixed	25	March 1, 2019	Double Tree, Baton Rouge, LA	10,108

AIG	6.11% Fixed	20	Jan 1, 2016	Residence Inn by Marriott, Salt Lake City, UT	13,516

Greenwich Capital Financial Products, Inc.	6.20% Fixed	30	Jan 6, 2016	Holiday Inn Express & Suites, San Francisco, CA	23,107

Wells Fargo Bank, National Association	5.53% Fixed	25	Oct 1, 2015	Holiday Inn Express & Suites, Minneapolis (Minnetonka), MN	3,652
	5.57% Fixed	25	Jan 1, 2016	Hilton Garden Inn, Minneapolis (Eden Prairie), MN	6,261

Total Mortgage Loans					360,589

Total Debt					$435,589

(1)    The interest rates at December 31, 2013 above give effect to our use of interest rate derivatives, where applicable.

(2)    We entered into an interest rate derivative to fix LIBOR, however, the interest rate spread over LIBOR may change based upon our Leverage Ratio, as defined in the credit facility documents.

Senior Secured Interim Loan

On May 23, 2013, we closed on a $92.0 million variable rate senior secured interim loan with KeyBank National Association (“KeyBank”) and Regions Bank, which was scheduled to mature on November 23, 2013. This loan was secured by a pledge of the equity interest in the subsidiaries that own the Fairfield Inn & Suites and SpringHill Suites by Marriott in Louisville, KY and the Courtyard and SpringHill Suites by Marriott in Indianapolis, IN, and was cross-defaulted with our senior secured revolving credit facility.

In the third quarter of 2013, we paid off the senior secured interim loan using proceeds from a new loan with KeyBank and proceeds from our September 19, 2013 common stock offering. See “Outstanding Indebtedness—Mortgage Loans” and “Equity Transactions” for additional details regarding the KeyBank loan and common stock offering, respectively.

Senior Unsecured Credit Facility

At December 31, 2013, we have a $300.0 million senior unsecured credit facility. Deutsche Bank AG New York Branch (“Deutsche Bank”) is the administrative agent and Deutsche Bank Securities Inc. is the sole lead arranger. The syndication of lenders includes Deutsche Bank, Bank of America, N.A., Royal Bank of Canada, Key Bank, Regions Bank, Fifth Third Bank, Raymond James Bank, N.A., and U.S. Bank National Association. Our existing and future subsidiaries that own or lease an asset that is included in the unencumbered asset pool supporting the facility are required to guaranty this credit facility.

The senior unsecured credit facility is comprised of a $225.0 million revolving credit facility (the “$225 Million Revolver”) and a $75.0 million term loan (the “$75 Million Term Loan”). This credit facility has an accordion feature which will allow us to increase the commitments by an aggregate of $100.0 million on the $225 Million Revolver and the $75 Million Term Loan prior to October 10, 2017. The $225 Million Revolver will mature on October 10, 2017, which can be extended to October 10, 2018 at our option, subject to certain conditions. The $75 Million Term Loan will mature on October 10, 2018.

Outstanding borrowings on this credit facility are limited to the least of (i) the aggregate commitments of all of the lenders, (ii) the aggregate value of the unencumbered assets, less our consolidated unsecured indebtedness, all as calculated pursuant to the terms of the credit facility documentation, multiplied by 60%, and (iii) the principal amount that when drawn under the credit facility would result in an unsecured interest expense, calculated on a pro forma basis for the next consecutive four fiscal quarters after taking such draws into account, equal to 50% of the net operating income of the unencumbered assets, as adjusted pursuant to the credit facility documentation.

On December 27, 2013, we fully drew the $75 Million Term Loan at a variable interest rate of 4.15%. On September 5, 2013, we entered into an interest rate derivative with a notional value of $75.0 million that became effective January 2, 2014 and matures on October 1, 2018. This interest rate derivative was designated a cash flow hedge and effectively fixes LIBOR at 2.04%. The interest rate spread over LIBOR may change based upon our Leverage Ratio, as defined in the credit facility documents.  The interest rate on the $75 Million Term Loan was 3.94% at January 2, 2014.

At December 31, 2013, the maximum amount of borrowing permitted under the senior unsecured credit facility was $270.7 million, of which, we had $75.0 million borrowed, $0.2 million in standby letters of credit, and $195.5 million available to borrow.

At March 20, 2014, 35 of our unencumbered hotel properties are included in the borrowing base supporting the senior unsecured credit facility. Thus, none of these properties is available to be leveraged with other indebtedness. As a result, the maximum amount of borrowing permitted under the senior unsecured credit facility was $292.3 million, of which, we had $161.0 million borrowed, $14.0 million in standby letters of credit and $117.3 million available to borrow.

Payment Terms. We are obligated to pay interest at the end of each selected interest period, but not less than quarterly, with all outstanding principal and accrued but unpaid interest due at the maturity. We have the right to pay all or any portion of the outstanding borrowings from time to time without penalty or premium. We pay interest on advances at varying rates, based upon, at our option, either (i) 1, 2, 3, or 6-month LIBOR, plus a LIBOR margin between 1.75% and 2.50%, depending upon our leverage ratio (as defined in the credit facility documentation), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, or 1-month LIBOR plus 1.00%, plus a base rate margin between 0.75% and 1.50%, depending upon our leverage ratio. In addition, on a quarterly basis, we are required to pay a fee on the unused portion of the credit facility equal to the unused amount multiplied by an annual rate of either (i) 0.30%, if the unused amount is equal to or greater than 50% of the maximum aggregate amount of the credit facility, or (ii) 0.20%, if the unused amount is less than 50% of the maximum aggregate amount of the credit facility.

Financial and Other Covenants. We are required to comply with a series of financial and other covenants in order to borrow under this credit facility. The material financial covenants include a maximum leverage ratio, a minimum consolidated tangible net worth, a maximum dividend payout ratio, a minimum consolidated fixed charge coverage ratio, a maximum ratio of secured indebtedness to total asset value, a maximum ratio of secured recourse indebtedness to total asset value, a maximum ratio of consolidated unsecured indebtedness to total unencumbered asset value, and a maximum ratio of unencumbered adjusted net operating income to assumed unsecured interest expense.

We are also subject to other customary covenants, including restrictions on investment and limitation on liens and maintenance of properties. This credit facility also contains customary events of default, including, among others, the failure to make payments when due under any of the credit facility documentation, breach of any covenant continuing beyond any cure period, and bankruptcy or insolvency.

Unencumbered Assets. This credit facility is unsecured; however, borrowings are limited by the value of hotel properties that qualify as unencumbered assets supporting this credit facility. At December 31, 2013, 32 of our hotel properties qualify as, and are deemed to be, unencumbered assets that support this credit facility. Among other conditions, unencumbered assets must not be subject to liens or security interest, and the owner and operating lessee of such unencumbered asset must execute a guaranty supplement pursuant to which the owner and operating lessee become subsidiary guarantors of the credit facility. In addition, hotel properties may be added to or removed from the unencumbered asset pool at any time so long as there is a minimum of 20 hotel properties in the unencumbered asset pool, the unencumbered assets meet certain diversity requirements (such as limits on concentrations in any particular market), and the then-current borrowings on the credit facility do not exceed the maximum available under the credit facility given the availability limitations described above. Further, to be eligible as an unencumbered asset, the hotel property must: be franchised with a nationally-recognized franchisor; have been in operation a minimum of one year; satisfy certain ownership, management and operating lessee criteria; and not be subject to material defects, such as liens, title defects, environmental contamination and other standard lender criteria.

Mortgage Loans

At December 31, 2013, we had $360.6 million in mortgage loans. These loans are secured by first priority mortgage liens on hotel properties.

Our mortgage loans include borrowings with ING Life Insurance and Annuity (“ING”). In February 2013, we removed the Hampton Inn in Denver, CO from the security for our original ING loan and replaced it with a $2.4 million stand-by letter of credit issued under our senior secured revolving credit facility. In May 2013, we removed the Holiday Inn Express in Boise, ID from the security for our original ING loan and replaced it with a $1.5 million stand-by letter of credit issued under our senior secured revolving credit facility.

On August 1, 2013, we entered into a new $34.0 million term loan with ING with a fixed rate of 4.55%. This loan matures on August 1, 2038 and amortizes over 25 years. ING has the right to call the loan in full on March 1st of, 2019, 2024, 2029 and 2034. Simultaneously, we amended our original loan with ING to (i) remove the Fairfield Inn & Suites and the Residence Inn, Germantown, TN; the Hampton Inn, Fort Smith, AR; and the Fairfield Inn, Lewisville, TX from the collateral and (ii) remove $3.9 million in letters of credit from the collateral. We also added the Courtyard by Marriott, Jackson, MS; the Hampton Inn & Suites, Ybor, FL; and the Courtyard by Marriott and the Residence Inn, Metairie, LA as collateral to the two loans, such that both ING loans are secured by the same 14 hotel properties and are cross-defaulted. The proceeds from this borrowing were used to pay down our senior secured revolving credit facility. At December 31, 2013, the ING loans were secured by 14 hotel properties.

Our mortgage loans also include borrowings from KeyBank. On January 25, 2013, we closed on a $29.4 million loan with a fixed rate of 4.46% and a maturity of February 1, 2023. This loan is secured by four of the Hyatt Place hotels we acquired in October  2012. These hotels are located in Chicago (Lombard), IL; Denver (Lone Tree), CO; Denver (Englewood), CO; and Dallas (Arlington), TX. The proceeds from this borrowing were used to fund a portion of the cash required to acquire hotel properties that were under contract to purchase.

On March 7, 2013, we closed on a $22.7 million loan with KeyBank with a fixed rate of 4.52% and a maturity of April 1, 2023. This loan is secured by three of the Hyatt hotels we acquired in October 2012. These hotels include a Hyatt House in Denver (Englewood), CO and Hyatt Place hotels in Baltimore (Owings Mills), MD and Scottsdale, AZ. The proceeds from this borrowing were used to fund a portion of the cash required to acquire five hotel properties in New Orleans, LA.

On March 8, 2013, we closed on a $22.0 million loan with KeyBank with a fixed rate of 4.30% and a maturity of April 1, 2023. This loan is secured by the three Hyatt Place hotels we acquired in January 2013. These hotels are located in Chicago (Hoffman Estates), IL; Orlando (Convention), FL; and Orlando (Universal), FL. The proceeds from this borrowing were used to fund a portion of the cash required to acquire five hotel properties in New Orleans, LA.

On July 22, 2013, we closed on a $38.7 million loan with KeyBank with a fixed rate of 4.95% and a maturity of August 1, 2023. This loan is secured by the Fairfield Inn & Suites and SpringHill Suites by Marriott in Louisville, KY. The proceeds from this borrowing were used to pay down our senior secured interim loan.

For additional information regarding our mortgage loans, please read our audited consolidated financial statements and related notes thereto, appearing elsewhere in this Form 10-K.

Equity Transactions

2013

On January 14, 2013, we completed an underwritten public offering of 17,250,000 shares of our common stock. Net proceeds were $148.1 million, after the underwriting discount and offering-related expenses. We used the proceeds for hotel property acquisitions and to pay down our term debt and our senior secured revolving credit facility.

On March 20, 2013, we completed an underwritten public offering of 3,400,000 shares of 7.125% Series C Cumulative Redeemable Preferred Stock for net proceeds of $81.7 million, after the underwriting discount and offering-related expenses. We used the proceeds to pay down the principal balance of our senior secured revolving credit facility.

On September 19, 2013, we completed an underwritten public offering of 17,250,000 shares of common stock. Net proceeds were $152.0 million, after the underwriting discount and offering-related expenses of $6.5 million. We used the proceeds to fund hotel property acquisitions, pay off our senior secured interim loan, and reduce the outstanding balances under our senior secured revolving credit facility.

2012

On October 3, 2012, we completed an underwritten public offering of 13,800,000 shares of common stock. Net proceeds were $106.4 million, after the underwriting discount and offering-related expenses of $6.1 million. We used the proceeds to fund the cash portion of acquisitions of 10 hotel properties that were under contract to purchase and pay down the principal balance of our senior secured revolving credit facility.

On December 11, 2012, we completed an underwritten public offering of 3,000,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock. Net proceeds were $72.5 million, after the underwriting discount and offering-related expenses of $2.5 million. We used the proceeds to pay down the principal balance of our senior secured revolving credit facility.

Capital Expenditures

In 2013, we spent $46.9 million on renovations, including $19.1 million on hotel properties that we owned prior to 2012 and $27.8 million on hotel properties acquired since the beginning of 2012.  We currently have renovations underway at 19 of our hotel properties.  We anticipate spending a total of $35.0 million to $45.0 million on hotel property renovations in the 2014.  We expect to fund these renovations with cash provided by operations, working capital, borrowings under our senior unsecured credit facility, and other potential sources of capital, to the extent available to us.

In addition, the Company capitalized $4.4 million of maintenance and repair costs at our hotels in 2013.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements to facilitate our operations. At December 31, 2013, we had $0.9 million in outstanding stand-by letters of credit supporting performance bonds related to workers’ compensation insurance and other operational matters.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at December 31, 2013 (dollars in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Debt obligations (1)	$584,911	$30,649	$118,674	$170,863	$264,725
Operating lease obligations (2)	33,844	589	1,223	1,114	30,918
Purchase obligations (3)	19,412	19,412	—	—	—
Total	$638,167	$50,650	$119,897	$171,977	$295,643

(1)         Amounts shown include amortization of principal, maturities, and estimated interest payments on our obligations. Interest payments on our variable rate obligations have been estimated using the interest rates in effect at December 31, 2013, after giving effect to our interest rate swaps.

(2)         Primarily ground leases and corporate office leases.

(3)         Represents purchase orders and executed contracts for renovation projects at our hotel properties, and an obligation to purchase the remaining 10% of a hotel property in which we have a 90% interest.

In addition to the contractual obligations in the above table, at December 31, 2013 we had entered into a purchase agreement for one hotel property. The acquisition closed on March 14, 2014. The purchase price of this hotel property was $39.1 million, which includes debt that was assumed of $13.3 million.

We have entered into a purchase agreement with a hotel property developer to acquire a Hampton Inn & Suites in downtown Minneapolis, MN for $37.7 million, subject to certain conditions including the completion of construction of the hotel in accordance with agreed upon architectural and engineering designs, receipt of a Hampton Inn & Suites franchise, and receipt of a certificate of occupancy: therefore, there is no assurance that it will be completed. In January 2014, we issued a standby letter of credit for $13.1 million in support of this purchase agreement. This letter of credit was issued under our senior unsecured credit facility.

Inflation

Operators of hotel properties, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our management companies to raise room rates.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believed to be reasonable under the circumstances. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates:

Investment in Hotel Properties

Acquisitions. We allocate the purchase price based on the fair value of the acquired assets and assumed liabilities. We determine the acquisition-date fair values of all assets and assumed liabilities using methods similar to those used by independent appraisers, for example, using a discounted cash flow analysis that utilizes appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Acquisition costs are expensed as incurred. Changes in estimates and judgments related to the allocation of the purchase price could result in adjustments to our investment in hotel properties or intangible assets, which can affect depreciation and/or amortization expense and our results of operations.

Depreciation and Amortization. Hotel properties are recorded at cost and depreciated using the straight-line method over an estimated useful life of 25 to 40 years for buildings and two to 15 years for furniture, fixtures and equipment. We are required to make subjective assessments as to the useful lives of our assets for purposes of determining the amount of depreciation expense to reflect each year. While we believe our estimates are reasonable, a change in the estimated useful lives could affect our results of operations.

Impairment of Hotel Properties. We monitor events and changes in circumstances for indicators that the carrying value of a hotel property or land held for development may be impaired. Factors that could trigger an impairment analysis include, among others: i) significant underperformance relative to historical or projected operating results, ii) significant changes in the manner of use of a property or the strategy of our overall business, iii) a significant increase in competition, iv) a significant adverse change in legal factors or regulations, and v) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific property and determine if our investment is recoverable based on the undiscounted future cash flows. If impairment is indicated, we estimate the fair value of the property and an adjustment is made to reduce the carrying value of the property to fair value. These assessments may affect the results of our operations.

Revenue Recognition

Our revenues are comprised of room revenue and other hotel operations revenue, which includes revenues from the sale of food and beverages and other ancillary amenities. We recognize revenues, net of any sales and occupancy taxes collected from guests, when rooms are occupied and services are rendered. All rebates and discounts are recorded as a reduction in revenue. Appropriate allowances are made for doubtful accounts and are recorded as bad debt expense. The allowances are calculated as a percentage of aged accounts receivable and take into consideration past collection history and specific customer information. Cash received prior to guest arrival is recorded as an advance from the customer and is recognized as revenue at the time of occupancy.

Equity-Based Compensation

Our 2011 Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards. We account for equity-based compensation using the Black-Scholes option-pricing model for stock options and the grant date fair value of our common stock for all other awards. Some of the awards we issue are market-based awards and are valued using a Monte Carlo simulation model. We expense these awards over the vesting period. The amount of the expense may be subject to adjustment in future periods due to a change in forfeiture assumptions.

Income Taxes

Commencing with our short taxable year ended December 31, 2011, we elected to be taxed as a REIT under certain provisions of the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually to our shareholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, which does not necessarily equal net income as calculated in accordance with GAAP. As a REIT, we generally will not be subject to federal income tax (other than taxes paid by our TRSs) to the extent we currently distribute 100% of our REIT taxable income to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will be unable to re-elect REIT status until the fifth calendar year after the year in which we failed to quality as a REIT, unless we satisfy certain relief provisions. Such an event could materially adversely affect our net income and net cash available for distribution to shareholders. However, we intend to be organized and operate in such a manner as to qualify for treatment as a REIT.

We account for federal and state income taxes of our TRSs using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amounts of existing assets and liabilities based on GAAP and respective carrying amounts for tax purposes, and operating losses and tax-credit carry forwards. However, deferred tax assets are only recognized to the extent that it is more likely than not that they will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In the event that these assumptions change, the deferred taxes may change.

New Accounting Standards Adopted

In the first quarter of 2013, we adopted Accounting Standards Update (“ASU”) 2013—02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013—02 required an entity to separately provide information about the effects on net income of certain significant amounts reclassified out of each component of accumulated other comprehensive income.  Adoption of this new standard did not have a material effect on our consolidated financial statements.

Recent Developments

Equity

On January 2, 2014, we redeemed 126,155 Common Units, which had been tendered on November 2, 2013, for 126,155 shares of our common stock. On January 31, 2014, 22,570 Common Units were tendered for redemption, which we intend to redeem for 22,570 shares of our common stock on April 1, 2014.

Acquisitions and Debt Assumptions

On January 9, 2014, we purchased a 182-guestroom Hilton Garden Inn in Houston, TX for $37.5 million including the assumption of a $17.9 million mortgage loan with a fixed interest rate of 6.22%, an original amortization period of 30 years, and a maturity date of November 1, 2016.

On January 10, 2014, we purchased a 98-guestroom Hampton Inn in Santa Barbara (Goleta), CA for $27.9 million including: i) the assumption of a $12.0 million mortgage loan with a fixed interest rate of 6.13%, an original amortization period of 25 years, and a maturity date of November 11, 2021, ii) the issuance of 412,174 Common Units in Summit OP valued at $3.7 million, and iii) $12.2 million in cash.

On January 24, 2014, we purchased a 101-guestroom Four Points by Sheraton in San Francisco, CA for $21.3 million.

On March 14, 2014, we purchased a 210-guestroom DoubleTree by Hilton in San Francisco, CA for $39.1 million. The purchase price plus closing costs and a renovation reserve was paid through: i) assumption of a $13.3 million mortgage loan with a fixed interest rate of 5.98%, an original amortization period of 30 years, and a maturity date of March 8, 2016; and ii) $29.0 million in cash. We anticipate spending $4.1 million in renovations to the hotel during 2014.

We funded the cash portion of these acquisitions with borrowing under our senior unsecured credit facility.

Dispositions

On January 17, 2014, we sold the AmericInn Hotel & Suites and the Aspen Hotels & Suites in Fort Smith, AR for $3.1 million.

Pending Acquisitions

We have entered into a purchase agreement with a hotel property developer to acquire a Hampton Inn & Suites in downtown Minneapolis, MN for $37.7 million, subject to certain conditions including the completion of construction of the hotel in accordance with agreed upon architectural and engineering designs, receipt of a Hampton Inn & Suites franchise, and receipt of a certificate of occupancy: therefore, there is no assurance that it will be completed. In January 2014, we issued a standby letter of credit for $13.1 million in support of this purchase agreement. This letter of credit was issued under our senior unsecured credit facility.

We intend to fund the cash portion of this pending acquisition, if completed, with borrowings under our senior unsecured credit facility.

Item 7A.                        Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business strategies, the primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is to 30-day LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. On a limited basis we also use derivative financial instruments to manage interest rate risk.

At December 31, 2013, we were party to four interest rate derivative agreements, with a total notional amount of $104.3 million, where we receive variable-rate payments in exchange for making fixed-rate payments. These agreements are accounted for as cash flow hedges and have a termination value of $1.7 million.

At December 31, 2013, after giving effect to our interest rate derivative agreements, $358.6 million, or 82.3%, of our debt had fixed interest rates and $77.0 million, or 17.7%, had variable interest rates. At December 31, 2012, after giving effect to our interest rate derivative agreements, $229.6 million, or 73.4%, of our debt had fixed interest rates and $83.0 million, or 26.6%, had variable interest rates. Assuming no increase in the level of our variable rate debt outstanding as of December 31, 2013, if interest rates increased by 1.0% our cash flow would decrease by less than $0.8 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At December 31, 2013, we have no debt that matures in 2014. However, $9.2 million of our long-term debt is scheduled to amortize in 2014, of which $9.1 million has fixed interest rates.

Item 8.                                 Financial Statements and Supplementary Data.

See Index to the Financial Statements on page F-1.

Item 9.                                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                        Controls and Procedures.

Controls and Procedures—Summit REIT

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on the Effectiveness of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•                                          pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•                                          provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and our expenditures are being made only in accordance with authorizations of our management and our board of directors; and

•                                          provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of this Annual Report on Form 10-K, management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management identified the material weakness described below.  Accordingly, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013.

In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management identified a deficiency in the design of our internal control over financial reporting in that we did not have in place controls and procedures that would allow us to reconcile the balance sheets of our individual hotels to the final consolidated amounts in our consolidated balance sheet.  As a result of the design deficiency, the intercompany accounts between the individual hotels and the consolidated entity had not been reconciled in 2013 and in prior periods.  Following the identification of the design deficiency, the audit committee of our board of directors engaged a nationally recognized consulting and accounting firm to assist our management with the reconciliation of the intercompany accounts between the individual hotels and the consolidated entity for 2012 and 2013.  As a result of the reconciliation process, we made reclassification entries within certain balance sheet line items in our consolidated balance sheet as of December 31, 2013, some of which required us to make adjustments to our consolidated statements of operations for the year ended December 31, 2013.  Our management concluded that the design deficiency amounted to a material weakness in our internal control over financial reporting because a reasonable possibility existed that a material misstatement of our annual or interim consolidated financial statements would not be prevented and detected on a timely basis. Notwithstanding this material weakness, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly in all material respects the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries.

Ernst & Young LLP, our independent registered public accounting firm, has issued an auditor’s attestation report on our management’s assessment of the ineffectiveness of our internal control over financial reporting as of December 31, 2013. This report is included in Item 8 of this Annual Report on Form 10-K.

We acquired 19 hotels in 2013. In accordance with a position of the staff of the SEC that applies to subsidiaries that were acquired in material purchase business combinations that occurred during the most recent fiscal year, we excluded these hotels from our assessment of our internal control over financial reporting as of December 31, 2013.  These 19 hotels had an aggregate of hotel-level assets of $490 million as of December 31, 2013 and an aggregate of hotel-level revenues of $76.7 million for the year ended December 31, 2013.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2013, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of implementing certain controls and procedures that will allow our management and accounting personnel to reconcile our intercompany accounts to amounts in our consolidated balance sheet.  We expect to start the implementation of these changes immediately.

Item 9B.                        Other Information.

Additional Material Federal Income Tax Considerations

The following is a summary of additional material federal income tax considerations with respect to the ownership of our stock. This summary supplements and should be read together with the discussion under “Material Federal Income Tax Considerations” in the prospectus dated May 15, 2012 and filed as part of a registration statement on Form S-3 (No. 333-179828).

Taxation of Taxable U.S. Stockholders

For payments after June 30, 2014, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by U.S. stockholders who own their stock through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by U.S. stockholders who own their stock through foreign accounts or foreign intermediaries. We will not pay any additional amounts in respect of any amounts withheld.

Taxation of Non-U.S. Stockholders

For payments after June 30, 2014, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by certain non-U.S. stockholders if they held our stock through foreign entities that fail to meet certain disclosure requirements related to U.S. persons that either have accounts with such entities or own equity interests in such entities. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by certain non-U.S. stockholders. If payment of withholding taxes is required, non-U.S. stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect of such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit or such exemption or reduction. We will not pay any additional amounts in respect of any amounts withheld.

PART III

Item 10.                          Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 11.                          Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 13.                          Certain Relationships and Related Transactions, and Trustee Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 14.                          Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders.

PART IV

Item 15.                          Exhibits and Financial Statement Schedules.

1.              Financial Statements

Included herein at pages F-1 through F-37

2.              Financial Statement Schedules

The following financial statement schedule is included herein at pages F-38 - F-40.

Schedule III — Real Estate and Accumulated Depreciation

All schedules for which provision is made in Regulation S-X are either not required to be included herein pursuant to the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement.

3.              Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit
3.1

Articles of Amendment and Restatement of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed by Summit Hotel Properties, Inc. on February 28, 2012)

3.2

Amended and Restated Bylaws of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

4.1

Specimen certificate of common stock of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on February 7, 2011)

10.1

Amended and Restated Hotel Management Agreement, dated February 14, 2011, among Interstate Management Company, LLC and the subsidiaries of Summit Hotel Properties, Inc. party thereto (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.2

First Amendment to Amended and Restated Hotel Management Agreement, dated June 30, 2011, among Interstate Management Company, LLC and the subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 15, 2011)

10.3

$300,000,000 Credit Agreement dated October 10, 2013 among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, Bank of America, N.A., Royal Bank of Canada, Key Bank National Association, Regions Bank, Fifth Third Bank, Raymond James Bank, N.A., and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on October 15, 2013)

10.4

Consolidated, Amended and Restated Loan Agreement dated February 13, 2012, between Summit Hotel OP, LP and ING Life Insurance and Annuity Company (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 16, 2012)

10.5

First Modification of Consolidated, Amended and Restated Loan Agreement among Summit Hotel OP, LP, as borrower, and ING Life Insurance and Annuity Company, as lender, dated August 1, 2013 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 6, 2013)

10.6	Summit Hotel Properties, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*
10.7

Form of Indemnification Agreement between Summit Hotel Properties, Inc. and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

10.8	Form of Option Award Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)*
10.9

Form of Lease Agreement between Summit Hotel OP, LP and TRS Lessee (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

10.10

Sourcing Agreement between Six Continents Hotel, Inc., d/b/a InterContinental Hotels Group, and Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on December 3, 2010)

10.11

Form of Severance Agreement between Summit Hotel Properties, Inc. and Troy L. Hester (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties on November 7, 2012)*

10.12

Form of Incentive Award Agreement between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.2 to Quarterly Report of Form 10Q filed by Summit Hotel Properties, Inc. on May 5, 2012)*

10.13

Form of Stock Award Agreement (Performance Based Shares) between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 5, 2012)*

10.14

Form of Stock Award Agreement (Service-Based Shares) between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 5, 2012)*

12.1†	Calculation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
21.1†	List of Subsidiaries of Summit Hotel Properties, Inc.
23.1†	Consent of KPMG LLP
23.2†	Consent of Ernst & Young, LLP
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

† Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date:	March 25, 2014	By:	/s/ Kerry W. Boekelheide
Kerry W. Boekelheide
Executive Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kerry W. Boekelheide	Executive Chairman of the Board	March 25, 2014
Kerry W. Boekelheide

/s/ Daniel P. Hansen	President, Chief Executive Officer and Director (principal executive officer)	March 25, 2014
Daniel P. Hansen

/s/ Stuart J. Becker	Executive Vice President and Chief Financial Officer	March 25, 2014
Stuart J. Becker
(principal financial officer)

/s/ Troy L. Hester	Chief Accounting Officer	March 25, 2014
Troy L. Hester

/s/ David V. Egenolf	Vice President and Controller	March 25, 2014
David V. Egenolf

/s/ Bjorn R. L. Hanson	Director	March 25, 2014
Bjorn R. L. Hanson

/s/ Thomas W. Storey	Director	March 25, 2014
Thomas W. Storey

/s/ Wayne W. Wielgus	Director	March 25, 2014
Wayne W. Wielgus

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1

Articles of Amendment and Restatement of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed by Summit Hotel Properties, Inc. on February 28, 2012)

3.2

Amended and Restated Bylaws of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

4.1

Specimen certificate of common stock of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on February 7, 2011)

10.1

Amended and Restated Hotel Management Agreement, dated February 14, 2011, among Interstate Management Company, LLC and the subsidiaries of Summit Hotel Properties, Inc. party thereto (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.2

First Amendment to Amended and Restated Hotel Management Agreement, dated June 30, 2011, among Interstate Management Company, LLC and the subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 15, 2011)

10.3

$300,000,000 Credit Agreement dated October 10, 2013 among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, Bank of America, N.A., Royal Bank of Canada, Key Bank National Association, Regions Bank, Fifth Third Bank, Raymond James Bank, N.A., and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on October 15, 2013)

10.4

Consolidated, Amended and Restated Loan Agreement dated February 13, 2012, between Summit Hotel OP, LP and ING Life Insurance and Annuity Company (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 16, 2012)

10.5

First Modification of Consolidated, Amended and Restated Loan Agreement among Summit Hotel OP, LP, as borrower, and ING Life Insurance and Annuity Company, as lender, dated August 1, 2013 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 6, 2013)

10.6	Summit Hotel Properties, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)*
10.7

Form of Indemnification Agreement between Summit Hotel Properties, Inc. and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

10.8	Form of Option Award Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)*
10.9

Form of Lease Agreement between Summit Hotel OP, LP and TRS Lessee (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

10.10

Sourcing Agreement between Six Continents Hotel, Inc., d/b/a InterContinental Hotels Group, and Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on December 3, 2010)

10.11

Form of Severance Agreement between Summit Hotel Properties, Inc. and Troy L. Hester (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties on November 7, 2012)*

10.12

Form of Incentive Award Agreement between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.2 to Quarterly Report of Form 10Q filed by Summit Hotel Properties, Inc. on May 5, 2012)*

10.13

Form of Stock Award Agreement (Performance Based Shares) between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 5, 2012)*

10.14

Form of Stock Award Agreement (Service-Based Shares) between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 5, 2012)*

12.1†	Calculation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
21.1†	List of Subsidiaries of Summit Hotel Properties, Inc.
23.1†	Consent of KPMG LLP
23.2†	Consent of Ernst & Young, LLP
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

† Filed herewith.

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Summit Hotel Properties, Inc.

We have audited the accompanying consolidated balance sheet of Summit Hotel Properties, Inc. (the Company) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the year then ended. Our audit also included the financial statement schedule III as it relates to information included therein as of and for the year ended December 31, 2013. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Hotel Properties, Inc. at December 31, 2013 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the information as of and for the year ended December 31, 2013 included in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework), and our report dated March 25, 2014 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

March 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Summit Hotel Properties, Inc.

We have audited Summit Hotel Properties, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Summit Hotel Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Management has identified a material weakness in controls related to the company’s financial statement close process.   Certain reconciliation processes between individual hotels and the corporate office were not being performed.

As indicated in the accompanying Management’s Report on the Effectiveness of Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the 19 acquired hotels in 2013 (Acquired Hotels), which are included in the 2013 consolidated financial statements of Summit Hotel Properties, Inc. and constituted $487 million and $452 million of total and net assets, respectively, as of December 31, 2013 and $77 million and $13 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Summit Hotel Properties, Inc. also did not include an evaluation of the internal control over financial reporting of the Acquired Hotels.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Summit Hotel Properties, Inc. as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year then ended of Summit Hotel Properties, Inc. and our report dated March 25, 2014 expressed an unqualified opinion thereon. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2013 financial statements, and this report does not affect our report dated March 25, 2014, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Summit Hotel Properties, Inc. has not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP

Austin, Texas

March 25, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Summit Hotel Properties, Inc.:

We have audited the accompanying consolidated balance sheet of Summit Hotel Properties, Inc. and subsidiaries (the Company) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), and changes in equity for the year ended December 31, 2012, and the period from February 14, 2011 (commencement of operations) through December 31, 2011, the related consolidated statements of operations, comprehensive income (loss) and changes in equity of Summit Hotel Properties, LLC and subsidiaries (Predecessor) for the period from January 1, 2011 through February 13, 2011, the related consolidated statement of cash flows of Summit Hotel Properties, Inc. and subsidiaries for the year ended December 31, 2012, and the related combined consolidated statement of cash flows of Summit Hotel Properties, Inc. and subsidiaries and Summit Hotel Properties, LLC and subsidiaries (Predecessor) for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit Hotel Properties, Inc. and subsidiaries as of December 31, 2012, and the results of Summit Hotel Properties, Inc. and subsidiaries operations for the year ended December 31, 2012 and the period from February 14, 2011 (commencement of operations) through December 31, 2011, the results of Summit Hotel Properties, LLC and subsidiaries (Predecessor) operations for the period January 1, 2011 through February 13, 2011, and Summit Hotel Properties, Inc. and subsidiaries cash flows for the year ended December 31, 2012, Summit Hotel Properties, Inc. and subsidiaries and Summit Hotel Properties, LLC and subsidiaries (Predecessor) combined cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois
February 26, 2013 except as to notes 21 and 22, which are as of March 25, 2014

SUMMIT HOTEL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS

Investment in hotel properties, net	$1,149,967	$734,362
Investment in hotel properties under development	—	10,303
Land held for development	13,748	15,802
Assets held for sale	12,224	4,836
Cash and cash equivalents	46,706	13,980
Restricted cash	38,498	3,624
Trade receivables, net	7,231	5,478
Prepaid expenses and other	8,876	5,311
Derivative financial instruments	253	—
Deferred charges, net	10,270	8,895
Deferred tax asset	49	3,997
Other assets	6,654	4,201
TOTAL ASSETS	$1,294,476	$810,789

LIABILITIES AND EQUITY

LIABILITIES
Debt	$435,589	$312,613
Accounts payable	7,583	5,013
Accrued expenses	27,154	18,985
Derivative financial instruments	1,772	641
TOTAL LIABILITIES	472,098	337,252

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $.01 par value per share, 100,000,000 shares authorized:
9.25% Series A - 2,000,000 shares issued and outstanding at December 31, 2013 and 2012 (liquidation preference of $50,398 at December 31, 2013 and 2012)	20	20
7.875% Series B - 3,000,000 shares issued and outstanding at December 31, 2013 and 2012 (liquidation preference of $75,324 at December 31, 2013 and 2012)	30	30
7.125% Series C - 3,400,000 shares issued and outstanding at December 31, 2013 (liquidation preference of $85,522 at December 31, 2013)	34	—
Common stock, $.01 par value per share, 450,000,000 shares authorized, 85,402,408 and 46,159,652 shares issued and outstanding at December 31, 2013 and 2012, respectively	854	462
Additional paid-in capital	882,858	468,820
Accumulated other comprehensive income (loss)	(1,379)	(528)
Accumulated deficit and distributions	(72,577)	(31,985)
Total shareholders’ equity	809,840	436,819
Noncontrolling interests in Operating Partnership	4,722	36,718
Noncontrolling interests in joint venture	7,816	—
TOTAL EQUITY	822,378	473,537

TOTAL LIABILITIES AND EQUITY	$1,294,476	$810,789

See Notes to Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Summit Hotel Properties, Inc.			Summit Hotel Properties, LLC
	2013	2012	Period 2/14/11 through 12/31/11	Period 1/1/11 through 2/13/11

REVENUES
Room revenue	$283,279	$154,600	$102,108	$10,620
Other hotel operations revenue	15,679	7,100	4,280	519
Total revenues	298,958	161,700	106,388	11,139

EXPENSES
Hotel operating expenses:
Rooms	80,391	45,130	30,216	3,674
Other direct	39,815	21,284	15,478	2,288
Other indirect	77,392	43,377	27,816	3,598
Other	744	651	478	44
Total hotel operating expenses	198,342	110,442	73,988	9,604
Depreciation and amortization	51,184	30,645	21,646	2,651
Corporate general and administrative:
Salaries and other compensation	8,218	6,039	3,121	—
Other	4,711	3,534	3,440	—
Hotel property acquisition costs	1,886	3,050	254	—
Loss on impairment of assets	1,369	660	—	—
Total expenses	265,710	154,370	102,449	12,255

Income (loss) from operations	33,248	7,330	3,939	(1,116)

OTHER INCOME (EXPENSE)
Interest income	83	35	(1)	2
Other income (expense)	(343)	731	—	—
Interest expense	(20,137)	(14,909)	(9,993)	(3,435)
Debt transaction costs	(1,697)	(661)	—	—
Gain (loss) on disposal of assets	363	(199)	(36)	—
Gain (loss) on derivative financial instruments	2	(2)	—	—
Total other income (expense)	(21,729)	(15,005)	(10,030)	(3,433)

Income (loss) from continuing operation before income tax	11,519	(7,675)	(6,091)	(4,549)

Income tax (expense) benefit	(4,894)	728	2,259	(550)

Income (loss) from continuing operations	6,625	(6,947)	(3,832)	(5,099)

Income (loss) from discontinued operations	(728)	4,677	(345)	(1,108)

Net income (loss)	5,897	(2,270)	(4,177)	(6,207)

Net income (loss) attributable to noncontrolling interests in:
Operating partnership	(297)	(1,194)	(1,240)	—
Joint venture	316	—	—	—

Net income (loss) attributable to Summit Hotel Properties, Inc./ Predecessor	5,878	(1,076)	(2,937)	(6,207)

Preferred dividends	(14,590)	(4,625)	(411)	—

Net income (loss) attributable to common shareholders	$(8,712)	$(5,701)	$(3,348)	$(6,207)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	70,327	33,717	27,278

Diluted	70,737	33,849	27,278

EARNINGS PER SHARE
Basic and diluted net income (loss) per share from:
Continuing operations	$(0.11)	$(0.28)	$(0.11)
Discontinued operations	(0.01)	0.11	(0.01)

Basic and diluted net income (loss) per share	$(0.12)	$(0.17)	$(0.12)

DIVIDENDS PER SHARE	$0.45	$0.45	$0.28

See Notes to Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Summit Hotel Properties, Inc.			Summit Hotel Properties, LLC
	2013	2012	Period 2/14/11 through 12/31/11	Period 1/1/11 through 2/13/11

Net income (loss)	$5,897	$(2,270)	$(4,177)	$(6,207)

Other comprehensive income (loss), net of tax:
Changes in derivative financial instruments	(881)	(639)	—	—
Total other comprehensive income (loss)	(881)	(639)	—	—

Comprehensive income (loss)	5,016	(2,909)	(4,177)	(6,207)

Comprehensive income (loss) attributable to noncontrolling interest in:
Operating partnership	(327)	(1,305)	(1,240)	—
Joint venture	316	—	—	—

Comprehensive income (loss) attributable to Summit Hotel Properties, Inc. / Predecessor	5,027	(1,604)	(2,937)	(6,207)

Preferred dividends	(14,590)	(4,625)	(411)	—

Comprehensive income (loss) attributable to common shareholders	$(9,563)	$(6,229)	$(3,348)	$(6,207)

See Notes to Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except share amounts)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

						Accumulated
	Shares of		Shares of			Other	Accumulated	Total	Noncontrolling Interests
	Preferred	Preferred	Common	Common	Additional	Comprehensive	Deficit and	Shareholders’	Operating	Joint	Total
	Stock	Stock	Stock	Stock	Paid-In Capital	Income (Loss)	Distributions	Equity	Partnership	Venture	Equity
Predecessor
BALANCES, DECEMBER 31, 2010	—	$—	—	$—	$—	$—	$—	$61,468	$(1,624)	$—	$59,844

Net (loss)	—	—	—	—	—	—	—	(6,207)	—	—	(6,207)
Distributions to members	—	—	—	—	—	—	—	(8,282)	—	—	(8,282)

BALANCES, FEBRUARY 13, 2011	—	—	—	—	—	—	—	46,979	(1,624)	—	45,355

Summit Hotel Properties, Inc.
Equity from Predecessor	—	—	—	—	—	—	—	—	45,355	—	45,355
Net proceeds from sale of common stock	—	—	27,278,000	273	240,567	—	—	240,840	—	—	240,840
Net proceeds from sale of preferred stock	2,000,000	20	—	—	47,855	—	—	47,875	—	—	47,875
Dividends paid	—	—	—	—	—	—	(8,083)	(8,083)	(2,841)	—	(10,924)
Equity-based compensation	—	—	—	—	480	—	—	480	—	—	480
Net (loss)	—	—	—	—	—	—	(2,937)	(2,937)	(1,240)	—	(4,177)

BALANCES, DECEMBER 31, 2011	2,000,000	20	27,278,000	273	288,902	—	(11,020)	278,175	41,274	—	319,449

Net proceeds from sale of common stock	—	—	13,800,000	138	106,267	—	—	106,405	—	—	106,405
Net proceeds from sale of preferred stock	3,000,000	30	—	—	72,423	—	—	72,453	—	—	72,453
Common stock redemption of common units	—	—	4,873,625	49	205	—	—	254	(254)	—	—
Dividends paid	—	—	—	—	—	—	(19,889)	(19,889)	(3,177)	—	(23,066)
Equity-based compensation	—	—	208,027	2	1,023	—	—	1,025	180	—	1,205
Other comprehensive income (loss)	—	—	—	—	—	(528)	—	(528)	(111)	—	(639)
Net (loss)	—	—	—	—	—	—	(1,076)	(1,076)	(1,194)	—	(2,270)

BALANCES, DECEMBER 31, 2012	5,000,000	50	46,159,652	462	468,820	(528)	(31,985)	436,819	36,718	—	473,537

Net proceeds from sale of common stock	—	—	34,500,000	345	299,727	—	—	300,072	—	—	300,072
Net proceeds from sale of preferred stock	3,400,000	34	—	—	81,689	—	—	81,723	—	—	81,723
Common stock redemption of common units	—	—	4,414,950	44	30,574	—	—	30,618	(30,618)	—	—
Contribution by noncontrolling interests in joint venture	—	—	—	—	—	—	—	—	—	7,500	7,500
Dividends paid							(46,470)	(46,470)	(1,124)		(47,594)
Equity-based compensation	—	—	327,806	3	2,048	—	—	2,051	73	—	2,124
Other comprehensive income (loss)	—	—	—	—	—	(851)	—	(851)	(30)	—	(881)
Net income (loss)	—	—	—	—	—	—	5,878	5,878	(297)	316	5,897

BALANCES, DECEMBER 31, 2013	8,400,000	$84	85,402,408	$854	$882,858	$(1,379)	$(72,577)	$809,840	$4,722	$7,816	$822,378

See Notes to Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC. AND SUMMIT HOTEL PROPERTIES, LLC (PREDECESSOR)

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011

OPERATING ACTIVITIES
Net income (loss)	$5,897	$(2,270)	$(10,384)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,143	34,871	29,808
Amortization of prepaid lease	47	73	47
Loss on impairment of assets	9,044	2,965	—
Equity-based compensation	2,124	1,205	480
Deferred tax asset	3,948	(1,801)	(2,196)
(Gain) loss on disposal of assets	(4,308)	(2,811)	36
(Gain) loss on derivative financial instruments	(2)	2	—
Changes in operating assets and liabilities:
Restricted cash released (funded)	(1,309)	(69)	785
Trade receivables	(1,753)	(1,424)	(394)
Prepaid expenses and other	(3,654)	(1,043)	1,637
Accounts payable and accrued expenses	9,259	5,005	4,327

NET CASH PROVIDED BY OPERATING ACTIVITIES	72,436	34,703	24,146

INVESTING ACTIVITIES
Acquisitions of hotel properties	(441,573)	(216,892)	(50,017)
Investment in hotel properties under development	—	(10,303)	—
Acquisition of land held for development	(2,800)	—	—
Improvements and additions to hotel properties	(53,222)	(29,396)	(33,514)
Purchases of office furniture and equipment	(398)	(210)	—
Proceeds from asset dispositions, net of closing costs	52,850	25,887	361
Restricted cash funded	(22,291)	(2,091)	(316)

NET USED IN INVESTING ACTIVITIES	(467,434)	(233,005)	(83,486)

FINANCING ACTIVITIES
Proceeds from issuance of debt	587,245	130,659	65,383
Principal payments on debt	(497,801)	(82,312)	(268,716)
Financing fees on debt	(3,421)	(2,394)	(4,276)
Proceeds from equity offerings, net of offering costs	381,795	178,858	288,716
Proceeds from contribution by joint venture partner	7,500	—	—
Dividends paid and distributions to members	(47,594)	(23,066)	(19,207)

NET CASH PROVIDED BY FINANCING ACTIVITIES	427,724	201,745	61,900

Net change in cash and cash equivalents	32,726	3,443	2,560

CASH AND CASH EQUIVALENTS
Beginning of period	13,980	10,537	7,977

End of period	$46,706	$13,980	$10,537

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$19,989	$15,592	$18,852

Capitalized interest	$400	$53	$—

Cash payments for income taxes, net of refunds	$681	$433	$163

See Notes to Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Summit Hotel Properties, Inc. (the “Company”) is a self-managed hotel investment company that was organized on June 30, 2010 as a Maryland corporation. The Company holds both general and limited partnership interests in Summit Hotel OP, LP (the “Operating Partnership”), a Delaware limited partnership also organized on June 30, 2010. On February 14, 2011, the Company closed on its initial public offering (“IPO”) of 26,000,000 shares of common stock and a concurrent private placement of 1,274,000 shares of common stock. Effective February 14, 2011, the Operating Partnership and Summit Hotel Properties, LLC (the “Predecessor”) completed the merger of the Predecessor with and into the Operating Partnership (the “Merger”). Unless the context otherwise requires, “we” and “our” refer to the Company and its subsidiaries.

While the Operating Partnership was the survivor of and the legal acquirer of the Predecessor in the Merger, for accounting and financial reporting purposes, the Predecessor is considered the accounting acquirer in the Merger. As a result, the historical consolidated financial statements of the Predecessor are presented as the historical consolidated financial statements of the Company after completion of the Merger and the related transactions (collectively, the “Reorganization Transaction”).

Summit Hotel OP, LP, the Operating Partnership subsidiary of the Company, filed a Form 15 on December 12, 2013 to voluntarily suspend its duty to file periodic and other reports with the Securities and Exchange Commission (the “SEC”) and voluntarily deregister its common units of limited partnership interest the Securities and Exchange Act of 1934 (the “Exchange Act”).  As a result of filing the Form 15 with the SEC, the Operating Partnership is no longer required to file annual, quarterly or periodic reports with the SEC.  The filing of the Form 15 by the Operating Partnership does not impact the registration of the Company’s common stock under the Exchange Act or the Company’s obligations as a reporting issuer under the Exchange Act.

At December 31, 2013, our portfolio consists of 88 upscale, upper midscale and midscale hotels with a total of 10,908 guestrooms located in 22 states. The hotels are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiaries (“TRSs”). We indirectly own 100% of the outstanding equity interests in all but one of our TRS Lessees. We indirectly own an 80% controlling interest in the TRS Lessee associated with the Holiday Inn Express & Suites in San Francisco, CA which we acquired in early 2013 through a joint venture.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses in the reporting period. Actual results could differ from those estimates.

Segment Disclosure

Accounting Standards Codification (“ASC”), ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in real estate. Our investments in real estate are geographically diversified and the chief operating decision makers evaluate operating performance on an individual asset level. As each of our assets has similar economic characteristics, the assets have been aggregated into one reportable segment.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment in Hotel Properties

We allocate the purchase price of hotel acquisitions based on the fair value of the acquired assets and assumed liabilities. We determine the acquisition-date fair values of all assets and assumed liabilities using methods similar to those used by independent appraisers, for example, using a discounted cash flow analysis that utilizes appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Acquisition costs are expensed as incurred.

Our hotel properties and related assets are recorded at cost, less accumulated depreciation. We capitalize the costs of significant additions and improvements that materially extend a property’s life. These costs may include hotel refurbishment, renovation, and remodeling expenditures. We expense the cost of repairs and maintenance.

We depreciate our hotel properties and related assets using the straight-line method over their estimated useful lives as follows:

Classification	Estimated Useful Lives
Buildings and improvements	25 to 40 years
Furniture, fixtures and equipment	2 to 15 years

We periodically re-evaluate asset lives based on current assessments of remaining utilization, which may result in changes in estimated useful lives. Such changes are accounted for prospectively and will increase or decrease future depreciation expense.

When depreciable property and equipment is retired or disposed of, the related costs and accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in current operations.

On a limited basis, we provide financing to developers of hotel properties for development or major renovation projects. We evaluate these arrangements to determine if we participate in residual profits of the hotel property through the loan provisions or other agreements. Where we conclude that these arrangements are more appropriately treated as an investment in the hotel property, we reflect the loan as an investment in hotel properties under development in our consolidated balance sheets. If classified as hotel properties under development, no interest income is recognized on the loan and interest expense is capitalized on our investment in the hotel property during the construction or renovation period.

We monitor events and changes in circumstances for indicators that the carrying value of a hotel property or land held for development may be impaired. Factors that could trigger an impairment analysis include, among others: i) significant underperformance relative to historical or projected operating results, ii) significant changes in the manner of use of a property or the strategy of our overall business, including changes in the estimated holding periods for hotel properties and land parcels, iii) a significant increase in competition, iv) a significant adverse change in legal factors or regulations, and v) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows of the specific property and determine if the investment is recoverable. If impairment is indicated, we estimate the fair value of the property based on discounted cash flows or sales price if the property is under contract and an adjustment is made to reduce the carrying value of the property to fair value.

Assets Held for Sale and Discontinued Operations

We classify assets as held for sale in the period in which certain criteria are met, including when the sale of the asset within one year is probable. Assets held for sale are no longer depreciated and are carried at the lower of carrying amount or fair value, less cost to sell.

We present the results of operations of hotel properties that have been sold or otherwise qualify as assets held for sale in discontinued operations if the operations and cash flows of the hotel properties have been or will be eliminated from our ongoing operations.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We periodically review our hotel properties and our land held for development based on established criteria such as age, type of franchise, adverse economic and competitive conditions, and strategic fit, to identify properties which we believe are either non-strategic or no longer complement our business.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At times, cash on deposit may exceed the federally insured limit. We maintain our cash with high credit quality financial institutions.

Restricted Cash

Restricted cash consists of certain funds maintained in escrow for property taxes, insurance, and certain capital expenditures. Funds may be disbursed from the account upon proof of expenditures and approval from the lenders.

Trade Receivables and Credit Policies

We grant credit to qualified customers generally without collateral, in the form of trade accounts receivable. We believe our risk of loss is minimal due to our periodic evaluations of the credit worthiness of our customers.

Trade receivables result from the rental of hotel rooms and the sales of food, beverage, and banquet services due under normal trade terms requiring payment upon receipt of the invoice. Trade receivables are stated at the amount billed to the customer and do not accrue interest.

We review the collectability of our trade receivables monthly. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.2 million at December 31, 2013. There were no material uncollectible receivables and no allowance for doubtful accounts recorded at December 31, 2012. Bad debt expense was $0.6 million in 2013, $0.2 million in 2012 and was not significant in 2011.

Deferred Charges

Our deferred charges consist of deferred financing fees and initial franchise fees. Costs incurred in obtaining financing are capitalized and amortized on the straight-line method over the term of the related debt, which approximates the interest method. Initial franchise fees are capitalized and amortized over the term of the franchise agreement using the straight-line method.

Noncontrolling Interests

A noncontrolling interest represents the portion of equity in a subsidiary held by owners other than the consolidating parent. Noncontrolling interests are reported in the consolidated balance sheets within equity, separately from shareholders’ equity. Revenue, expenses and net income (loss) attributable to both the Company and noncontrolling interests are reported in the consolidated statements of operations.

Our consolidated financial statements include noncontrolling interests related to Common Units of the Operating Partnership that are held by unaffiliated third parties and third-party ownership of consolidated joint ventures.

Revenue Recognition

We recognize revenue when rooms are occupied and services have been rendered. Revenues are recorded net of any sales and other taxes collected from customers. All rebates or discounts are recorded as a reduction to revenue. Cash received prior to guest arrival is recorded as an advance from the customer and is recognized at the time of occupancy.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales and Other Taxes

We have operations in states and municipalities that impose sales and/or other taxes on certain sales. We collect these taxes from our customers and remit the entire amount to the various governmental units. The taxes collected and remitted are excluded from revenues and are included in accrued expenses until remitted.

Equity-Based Compensation

Our 2011 Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other stock-based awards. We account for equity-based compensation using the Black-Scholes option-pricing model for stock options and the grant date fair value of our common stock for all other awards. Restricted stock awards with performance-based vesting conditions are market-based awards and are valued using a Monte Carlo simulation model. We expense awards under our 2011 Equity Incentive Plan over the vesting period. The amount of the expense may be subject to adjustment in future periods due to a change in forfeiture assumptions.

Derivative Financial Instruments and Hedging

All derivative financial instruments are recorded at fair value and reported as a derivative financial instrument asset or liability in our consolidated balance sheets. We use interest rate derivatives to hedge our risks on variable-rate debt. Interest rate derivatives could include swaps, caps and floors. We assess the effectiveness of each hedging relationship by comparing changes in fair value or cash flows of the derivative financial instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

For interest rate derivatives designated as cash flow hedges the effective portion of changes in fair value is initially reported as a component of accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheets and reclassified to interest expense in our consolidated statements of operations in the period in which the hedged item affects earnings. The ineffective portion of changes in fair value is recognized directly in earnings through gain (loss) on derivative financial instruments in the consolidated statements of operations.

Income Taxes

Commencing with our short taxable year ended December 31, 2011, we elected to be taxed as a REIT under certain provisions of the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually to our shareholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles. As a REIT, we generally will not be subject to federal income tax (other than taxes paid by our TRSs) to the extent we currently distribute 100% of our REIT taxable income to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will be unable to re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT, unless we satisfy certain relief provisions.

We account for federal and state income taxes of our TRSs using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amounts of existing assets and liabilities based on generally accepted accounting principles and respective carrying amounts for tax purposes, and operating losses and tax-credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the change in tax rates. However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized based on consideration of available evidence, including future reversals of taxable temporary differences, future projected taxable income and tax planning strategies.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurement

Fair value measures are classified into a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1	Observable inputs such as quoted prices in active markets.
Level 2	Directly or indirectly observable inputs, other than quoted prices in active markets.
Level 3	Unobservable inputs in which there is little or no market data, which require a reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following valuation techniques:

Market approach	Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Cost approach	Amount required to replace the service capacity of an asset (replacement cost).
Income approach	Techniques used to convert future amounts to a single amount based on market expectations (including present-value, option-pricing, and excess-earnings models).

Our estimates of fair value were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. We classify assets and liabilities in the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement.

We elected not to use the fair value option for cash and cash equivalents, restricted cash, trade receivables, prepaid expenses and other, debt, accounts payable, and accrued expenses. With the exception of our fixed-rate debt, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates.

New Accounting Standards

In the first quarter of 2013, we adopted Accounting Standards Update (“ASU”) 2013—02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013—02 required an entity to separately provide information about the effects on net income of certain significant amounts reclassified out of each component of accumulated other comprehensive income.

Adoption of this new standard did not have a material effect on our consolidated financial statements.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - HOTEL PROPERTY ACQUISITIONS

Hotel property acquisitions in 2013 and 2012 include (in thousands):

Date Acquired	Franchise/Brand		Location	Purchase Price	Debt Assumed

2013
January 22	Hyatt Place		Chicago (Hoffman Estates), IL	$9,230	$—
January 22	Hyatt Place		Orlando (Convention), FL	12,252	—
January 22	Hyatt Place		Orlando (Universal), FL	11,843	—
February 11	IHG / Holiday Inn Express & Suites	(a)	San Francisco, CA	60,500	23,423
March 11	SpringHill Suites by Marriott		New Orleans, LA	33,095	—
March 11	Courtyard by Marriott		New Orleans (Convention), LA	30,827	—
March 11	Courtyard by Marriott		New Orleans (French Quarter), LA	25,683	—
March 11	Courtyard by Marriott		New Orleans (Metairie), LA	23,539	—
March 11	Residence Inn by Marriott		New Orleans (Metairie), LA	19,890	—
April 30	Hilton Garden Inn		Greenville, SC	15,250	—
May 21	IHG / Holiday Inn Express & Suites		Minneapolis (Minnetonka), MN	6,900	3,724
May 21	Hilton Garden Inn		Minneapolis (Eden Prairie), MN	10,200	6,385
May 23	Fairfield Inn & Suites by Marriott		Louisville, KY	25,023	—
May 23	SpringHill Suites by Marriott		Louisville, KY	39,138	—
May 23	Courtyard by Marriott		Indianapolis, IN	58,634	—
May 23	SpringHill Suites by Marriott		Indianapolis, IN	30,205	—
October 1	Hilton / Hampton Inn & Suites		Ventura (Camarillo), CA	15,750	—
October 8	Hilton / Hampton Inn & Suites		San Diego (Poway), CA	15,150	—
December 31	Hyatt Place		Minneapolis, MN	32,506	—

Total 2013			19 hotel properties	$475,615	$33,532

2012
January 12	Courtyard by Marriott (b)		Atlanta, GA	$28,900	$19,011
February 28	Hilton Garden Inn		Birmingham (Liberty Park), AL	11,500	—
February 28	Hilton Garden Inn		Birmingham (Lakeshore), AL	8,625	—
May 16	Courtyard by Marriott		Dallas (Arlington), TX	15,000	—
May 16	Hilton Garden Inn		Nashville (Smyrna), TN	11,500	8,708
June 21	Hilton / Hampton Inn & Suites		Nashville (Smyrna), TN	8,000	5,384
July 2	Residence Inn by Marriott		Dallas (Arlington), TX	15,500	—
October 5	Hyatt Place		Dallas (Arlington), TX	9,055	—
October 5	Hyatt Place		Denver (Lone Tree), CO	10,530	—
October 5	Hyatt Place		Denver (Englewood), CO	11,515	—
October 5	Hyatt House		Denver (Englewood), CO	13,480	—
October 5	Hyatt Place		Baltimore (Owings Mills), MD	10,235	—
October 5	Hyatt Place		Chicago (Lombard), IL	17,025	—
October 5	Hyatt Place		Phoenix, AZ	5,020	—
October 5	Hyatt Place		Scottsdale, AZ	10,530	—
October 23	Hilton Garden Inn		Fort Worth, TX	7,200	—
December 21	Residence Inn by Marriott		Salt Lake City, UT	19,959	14,059
December 27	Hyatt Place		Long Island (Garden City), NY	31,000	—
December 27	Hilton / Hampton Inn & Suites		Tampa (Ybor City), FL	20,844	—

Total 2012			19 hotel properties	$265,418	$47,162

(a)	This hotel property was acquired by a joint venture in which we own an 80% controlling interest.
(b)

We acquired a 90% controlling interest in this hotel property and we are obligated to acquire the remaining ownership in 2016 for $0.4 million. The $0.4 million has been accrued as a liability and is included in the purchase price above.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the aggregated purchase prices to the fair value of assets and liabilities acquired for the above acquisitions, including $10.3 million of properties under development at December 31, 2012, follows (in thousands):

	2013	2012

Land	$61,776	$33,874
Hotel buildings and improvements	395,543	220,599
Furniture, fixtures and equipment	18,296	10,945
Other assets	11,273	629
Total assets acquired	486,888	266,047
Debt assumed	33,532	47,162
Other liabilities	1,480	1,993
Net assets acquired	$451,876	$216,892

In connection with our acquisition of the Hyatt Place in Minneapolis, MN on December 31, 2013, the outstanding principal balance of our first mortgage loan receivable and related capitalized interest, totaling $20.7 million, was credited to us as part of the purchase price consideration.

Total revenues and net income for hotel properties acquired in 2013 and 2012, which are included in our consolidated statements of operations for the years 2013 and 2012, are (in thousands):

	2013 Acquisitions	2012 Acquisitions
	2013	2013	2012

Revenues	$76,675	$76,088	$24,939
Net income	$13,399	$9,073	$1,754

The results of operations of acquired hotel properties are included in the consolidated statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information presents the results of operations as if the 2013 and 2012 acquisitions had taken place on January 1, 2012. The unaudited condensed pro forma information excludes discontinued operations, is for comparative purposes only, and is not necessarily indicative of what actual results of operations would have been had the hotel acquisitions taken place on January 1, 2012. This information does not purport to represent results of operations for future periods.

The unaudited condensed pro forma financial information for 2013 and 2012, assuming the hotel properties acquired in 2013 and 2012 were acquired at the beginning of 2012, follows (in thousands, except per share):

	2013	2012
	(unaudited)

Revenues	$328,595	$310,928
Net income	$16,701	$35,202
Net income per share attributable to common shareholders — basic and diluted	$0.03	$0.75

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties at December 31, 2013 and 2012 include (in thousands):

	2013	2012

Land	$154,831	$105,571
Hotel buildings and improvements	993,372	649,699
Construction in progress	24,242	—
Furniture, fixtures and equipment	142,976	124,385
	1,315,421	879,655
Less accumulated depreciation	165,454	145,293

	$1,149,967	$734,362

Depreciation expense was $48.9 million, $28.0 million and $22.5 million for 2013, 2012 and 2011.

NOTE 5 - INVESTMENT IN HOTEL PROPERTIES UNDER DEVELOPMENT

In 2012, we entered into an agreement with an affiliate of Hyatt Hotels Corporation to fund $20.3 million in the form of a first mortgage loan on a hotel property in downtown Minneapolis, MN. The $20.3 million represented a portion of the total acquisition cost and renovation costs expected to be incurred to convert the property to a Hyatt Place hotel. In the fourth quarter of 2013, we purchased the hotel property for $32.6 million. Since we participated in the residual profits of the hotel property, we classified this loan as an investment in hotel properties under development. We capitalized interest expense on our investment of $0.4 million in 2013 and $0.1 million in 2012. The outstanding principal balance of the loan and accrued interest were credited to us as part of the purchase price consideration at acquisition, which was completed on December 31, 2013.

NOTE 6 - ASSETS HELD FOR SALE

Assets held for sale at December 31, 2013 and 2012 include (in thousands):

	2013	2012

Land	$1,183	$3,092
Building	10,290	1,474
Furniture, fixtures and equipment	751	270

	$12,224	$4,836

At December 31, 2013, assets held for sale include the AmericInn Hotel & Suites and the Aspen Hotel & Suites in Fort Smith, AR, which were sold on January 17, 2014, and the Hampton Inn in Fort Smith, AR and a land parcel in Spokane, WA, which are under contract to sell.

At December 31, 2012, assets held for sale include the AmericInn Hotel & Suites in Golden, CO, which was sold on January 15, 2013; a land parcel in Jacksonville, FL, which was sold on February 27, 2013; and a land parcel in Missoula, MT, which was sold on August 21, 2013.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RESTRICTED CASH

Restricted cash at December 31, 2013 and 2012 includes (in thousands):

	2013	2012

Property taxes	$2,124	$1,185
Insurance	59	180
FF&E reserves	35,823	2,259
Other funds in escrow	492	—

	$38,498	$3,624

NOTE 8 - PREPAID EXPENSES AND OTHER

Prepaid expenses and other at December 31, 2013 and 2012 include (in thousands):

	2013	2012

Deposits on pending acquisitions	$5,115	$2,759
Prepaid insurance	1,316	663
Other	2,445	1,889

	$8,876	$5,311

NOTE 9 - DEFERRED CHARGES

Deferred charges at December 31, 2013 and 2012 include (in thousands):

	2013	2012

Initial franchise fees	$5,957	$6,201
Deferred financing costs	7,846	9,500
	13,803	15,701
Less accumulated amortization	3,533	6,806

Total	$10,270	$8,895

Amortization expense for 2013, 2012 and 2011 was (in thousands):

	2013	2012	2011

Initial franchise fees	$411	$355	$511
Deferred financing costs	1,854	2,288	1,293

	$2,265	$2,643	$1,804

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future amortization expense is expected to be (in thousands):

2014	$1,862
2015	1,837
2016	1,573
2017	1,278
2018	812
Thereafter	2,908

$10,270

NOTE 10 - OTHER ASSETS

Other assets at December 31, 2013 and 2012 include (in thousands):

	2013	2012

Prepaid land lease	$3,420	$3,468
Seller financed notes receivable	3,121	733
Other	113	—

	$6,654	$4,201

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - DEBT

At December 31, 2013, our debt is comprised of a senior unsecured credit facility and mortgage loans secured by various hotel properties.  At December 31, 2013 and 2012 our debt included (in thousands):

Lender	Note Reference	Interest Rate at December 31, 2013 (a)	Amortization Period (Years)	Maturity Date	Number of Properties Encumbered	2013	2012

Senior Secured Revolving Credit Facility

Deutsche Bank AG New York Branch	(b)	—	—	—	—	$—	$58,000

Senior Unsecured Credit Facility

Deutsche Bank AG New York Branch	(b)
$225 Million Revolver		n/a	n/a	October 10, 2017	n/a	—	—
$75 Million Term Loan		4.15% Variable	n/a	October 10, 2018	n/a	75,000	—

Total Senior Unsecured Credit Facility						75,000	—

Mortgage Loans

ING Life Insurance and Annuity	(c)	6.10% Fixed	20	March 1, 2032	14	64,309	66,174
	(c)	4.55% Fixed	25	August 1, 2038		33,754	—
KeyBank National Association	(d)	4.46% Fixed	30	February 1. 2023	4	28,965	—
	(e)	4.52% Fixed	30	April 1, 2023	3	22,421	—
	(f)	4.30% Fixed	30	April 1, 2023	3	21,767	—
	(g)	4.95% Fixed	30	August 1, 2023	2	38,497	—
Bank of America Commercial Mortgage	(h)	6.41% Fixed	25	September 1, 2017	1	8,382	8,593
Merrill Lynch Mortgage Lending Inc.	(i)	6.38% Fixed	30	August 1, 2016	1	5,249	5,341
GE Capital Financial Inc.	(j)	6.03% Fixed	25	May 1, 2017	2	14,579	14,851
MetaBank	(k)	—	—	—	—	—	6,786
	(k)	4.25% Fixed	20	August 1, 2018	1	7,348	—
Bank of Cascades	(l)	4.66% Fixed	25	September 30, 2021	1	11,986	12,283
Goldman Sachs	(m)	5.67% Fixed	25	July 6, 2016	2	14,090	14,376
Compass Bank	(n)	4.57% Fixed	20	May 17, 2018	1	13,325	14,144
General Electric Capital Corporation	(o)	5.46% Fixed	25	April 1, 2017	1	5,371	5,481
	(o)	5.46% Fixed	25	April 1, 2017	1	6,290	6,419
	(p)	—	—	—	—	—	10,568
	(q)	4.82% Fixed	20	April 1, 2018	1	7,612	7,998
	(q)	5.03% Fixed	25	March 1, 2019	1	10,108	10,434
AIG	(r)	6.11% Fixed	20	January 1, 2016	1	13,516	14,059
Greenwich Capital Financial Products, Inc.	(s)	6.20% Fixed	30	January 6, 2016	1	23,107	—
Wells Fargo Bank, National Association	(t)	5.53% Fixed	25	October 1, 2015	1	3,652	—
	(u)	5.57% Fixed	25	January 1, 2016	1	6,261	—
First National Bank of Omaha	(v)	—	—	—	—	—	8,241
	(v)	—	—	—	—	—	14,663
Chambers Bank	(w)	—	—	—	—	—	1,417
BNC National	(x)	—	—	—	—	—	5,308
Bank of the Ozarks	(y)	—	—	—	—	—	8,778
Empire Financial Services, Inc.	(z)	—	—	—	—	—	18,699

Total Mortgage Loans					43	360,589	254,613

Total Debt					43	$435,589	$312,613

Notes:

(a) Interest rates at December 31, 2013 give effect to our use of interest rate swaps, where applicable.

(b) On October 10, 2013, we replaced our $150.0 million senior secured revolving credit facility with a $300.0 million senior unsecured credit facility. The unsecured credit facility is comprised of a $225.0 million revolving credit facility (the “$225 Million Revolver”) and a $75.0 million term loan (the “$75 Million Term Loan”), and has an accordion feature which will allow us to increase the commitments by an aggregate of $100.0 million on the $225 Million Revolver and the $75 Million Term Loan.

The senior unsecured credit facility requires that no less than 20 of our hotel properties remain unencumbered, as defined in the credit facility documentation, and also requires compliance with covenants customary among our

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

industry peers. The $225 Million Revolver matures on October 10, 2017 and can be extended to October 10, 2018 at our option, subject to certain conditions. The $75 Million Term Loan matures on October 10, 2018.

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

On December 27, 2013, we fully drew the $75 Million Term Loan at a variable interest rate of 4.15%. On September 5, 2013, we entered into an interest rate derivative with a notional value of $75.0 million that became effective on January 2, 2014 and matures on October 1, 2018. This interest rate derivative was designated a cash flow hedge and effectively fixes LIBOR at 2.04%.  The interest rate on the $75 Million Term Loan was 3.94% at January 2, 2014.

At December 31, 2013, 32 of our unencumbered hotel properties are included in the borrowing base for the senior unsecured credit facility, and are required to remain unencumbered. As a result, the maximum amount of borrowing permitted under the senior unsecured credit facility was $270.7 million, of which, we had $75.0 million borrowed, $0.2 million in standby letters of credit, and $195.5 million available to borrow.

(c) On August 1, 2013, we entered into a new $34.0 million loan with ING with a fixed rate of 4.55% and a maturity of August 1, 2038. ING has the right to call the loan in full on March 1st of, 2019, 2024, 2029 and 2034. Simultaneously, we amended our existing loan with ING to (i) remove the Fairfield Inn & Suites and the Residence Inn, Germantown, TN; the Hampton Inn, Fort Smith, AR; and the Fairfield Inn, Lewisville, TX from the collateral and (ii) remove $3.9 million in letters of credit from the collateral. We also added the Courtyard by Marriott, Jackson, MS; the Hampton Inn & Suites, Ybor, FL; and the Courtyard by Marriott and the Residence Inn, Metairie, LA as collateral to the two notes, such that both ING loans are secured by the same 14 hotel properties and are cross-defaulted.

(d) On January 25, 2013, we closed on a $29.4 million loan with a fixed rate of 4.46% and a maturity of February 1, 2023. This loan is secured by four of the Hyatt Place hotels we acquired in October 2012. These hotels are located in Chicago (Lombard), IL; Denver (Lone Tree), CO; Denver (Englewood), CO; and Dallas (Arlington), TX.  This loan is subject to defeasance if prepaid.

(e) On March 7, 2013, we closed on a $22.7 million loan with a fixed rate of 4.52% and a maturity of April 1, 2023. This loan is secured by three of the Hyatt hotels we acquired in October 2012. These hotels include a Hyatt House in Denver (Englewood), CO and Hyatt Place hotels in Baltimore (Owings Mills), MD and Scottsdale, AZ.  This loan is subject to defeasance if prepaid.

(f) On March 8, 2013, we closed on a $22.0 million loan with a fixed rate of 4.30% and a maturity of April 1, 2023. This loan is secured by the three Hyatt Place hotels we acquired in January 2013. These hotels are located in Chicago (Hoffman Estates), IL; Orlando (Convention), FL; and Orlando (Universal), FL. This loan is subject to defeasance if prepaid.

(g) On July 22, 2013, we closed on a $38.7 million loan with a fixed rate of 4.95% and a maturity of August 1, 2023. This loan is secured by two Marriott hotels we acquired in May 2013. These hotels include a Fairfield Inn & Suites and SpringHill Suites in Louisville, KY. This loan is subject to defeasance if prepaid.

(h) On May 16, 2012, we assumed a loan in our acquisition of the Hilton Garden Inn in Smyrna, TN. This loan is subject to defeasance if prepaid.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i) On June 21, 2012, we assumed a loan in our acquisition of the Hampton Inn & Suites in Smyrna, TN. This loan is subject to defeasance if prepaid.

(j) On April 4, 2012, we closed on two loans secured by the Courtyard by Marriott and the SpringHill Suites by Marriott in Scottsdale, AZ. These loans have prepayment penalties of 1% plus defeasance and are cross-defaulted and cross-collateralized.

(k) On May 1, 2013, we paid off a $6.7 million loan that had an interest rate of 4.95%, a maturity date of February 1, 2017 and was secured by two hotel properties. There was no associated prepayment penalty.

On July 26, 2013, we closed on a $7.4 million loan with a fixed rate of 4.25% and a maturity of August 1, 2018. This loan is secured by the Hyatt Place in Atlanta, GA. We expect to receive additional proceeds of $1.3 million after the Hyatt Place attains a required performance level post renovation. This loan has a prepayment penalty of: (i) 3% until July 26, 2015, (ii) 2% until July 26, 2017, and (iii) 1% until February 1, 2018.

(l) This loan is secured by the Residence Inn by Marriott in Portland, OR. The fixed rate of 4.66% resets on September 30, 2016 to the then-current Federal Home Loan Bank of Seattle Intermediate/Long-Term Advances Five-year Fixed Rate plus 3.00%. This loan has a prepayment penalty of: (i) 4% until October 1, 2015, (ii) 3% until October 1, 2017, (iii) 2% until October 1, 2019, and (iv) 1% until July 2, 2021.

(m) This loan is secured by the SpringHill Suites by Marriott and the Hampton Inn & Suites in Bloomington, MN. This loan is subject to defeasance if prepaid.

(n) This loan is secured by the Courtyard by Marriott in Flagstaff, AZ and has a variable interest rate of 30-day LIBOR plus 350 basis points (3.67% at December 31, 2013). On October 11, 2012, we entered into an interest rate derivative that effectively converted 85% of this loan to a fixed rate.

(o) On March 2, 2012, we entered into two loans for the purchase of two Hilton Garden Inns in Birmingham (Lakeshore and Liberty Park), AL. The interest rate on these loans is fixed for the first three years and then each loan will convert to a variable rate of 90-day LIBOR plus 5.28%. The loans may not be prepaid in the first year and have prepayment penalties in the second year of 2% and in the third year of 1%. These loans are cross-defaulted and cross-collateralized.

(p) On October 31, 2013, we paid off a $10.3 million loan that had an interest rate of 4.10%, a maturity date of April 1, 2014 and was secured by one hotel property. Three additional properties and a letter of credit were also released as security for this and two additional loans with the lender. In connection with the early payoff of the loan we terminated a related interest rate swap and incurred termination costs of less than $0.1 million, which were charged to debt transaction costs.

(q) These loans are secured by the SpringHill Suites by Marriott in Denver, CO and the Double Tree in Baton Rouge, LA. These loans have a variable interest rate of 90-day LIBOR plus 350 basis points. On May 4, 2012, we entered into interest rate derivatives that effectively converted these loans to a fixed rate. These loans are cross-defaulted and cross-collateralized.

(r) On December 20, 2012, we assumed a loan in our acquisition of the Residence Inn by Marriott in Salt Lake City, UT. This loan has a prepayment penalty of the greater of 1% or the yield maintenance premium.

(s) On February 11, 2013, we assumed a loan in our acquisition (through a joint venture) of the Holiday Inn Express & Suites in San Francisco, CA. This loan has an interest rate of 6.20% and a maturity date of January 6, 2016. This loan is subject to defeasance if prepaid.

(t) On May 21, 2013, we assumed a loan in our acquisition of the Holiday Inn Express & Suites in Minneapolis (Minnetonka), MN. This loan has an interest rate of 5.53% and a maturity date of October 1, 2015. This loan is subject to defeasance if prepaid.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(u) On May 21, 2013, we assumed a loan in our acquisition of the Hilton Garden Inn in Minneapolis (Eden Prairie), MN. This loan has an interest rate of 5.57% and a maturity date of January 1, 2016. This loan is subject to defeasance if prepaid.

(v) On January 14, 2013, we paid off two loans totaling $22.8 million that had variable interest rates of 90-day LIBOR plus 4.00% and a floor of 5.25%. These loans had maturity dates of July 1, 2013 and February 1, 2014 and were secured by three hotel properties. There were no associated prepayment penalties.

(w) On September 24, 2013, we paid off a $1.3 million loan that had an interest rate of 6.50%, a maturity date of June 24, 2014 and was secured by one hotel property. There was no associated prepayment penalty.

(x) On September 27, 2013, we paid off a $5.1 million loan that had an interest rate of 5.01%, a maturity date of November 1, 2013 and was secured by one hotel property. There was no associated prepayment penalty.

(y) On November 12, 2013, we paid off an $8.6 million loan that had an interest rate of 5.75%, a maturity date of July 10, 2017 and was secured by one hotel property. There was no associated prepayment penalty.

(z) On December 20, 2013, we paid off an $18.4 million loan that had an interest rate of 6.00%, a maturity date of February 1, 2017 and was secured by one hotel property. There was no associated prepayment penalty.

On May 23, 2013, we closed on a $92.0 million variable rate senior secured interim loan with KeyBank and Regions Bank, with a maturity of November 23, 2013. This loan was secured by a pledge of the equity interest in the subsidiaries that own the Fairfield Inn & Suites and SpringHill Suites by Marriott in Louisville, KY and the Courtyard and SpringHill Suites by Marriott in Indianapolis, IN, and was cross-defaulted with our $150.0 million senior secured revolving credit facility. In the third quarter of 2013, we paid off the senior secured interim loan using proceeds from a new mortgage loan with KeyBank and proceeds from our September 19, 2013 common stock offering.

Our total fixed-rate and variable-rate debt at December 31, 2013 and 2012, after giving effect to our interest rate derivatives, follows (in thousands):

	2013	2012

Fixed-rate debt	$358,590	$229,587
Variable-rate debt	76,999	83,026

	$435,589	$312,613

Maturities of long-term debt for each of the next five years are (in thousands):

2014	$9,164
2015	13,036
2016	67,013
2017	39,211
2018	103,128
Thereafter	204,037

$435,589

The weighted average interest rate for all borrowings was 5.03% and 5.15% at December 31, 2013 and 2012, respectively.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about the fair value of our fixed-rate debt that is not recorded at fair value follows (in thousands):

	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique

Fixed-rate debt	$329,544	$319,429	$188,565	$193,448	Level 2 - Market approach

At December 31, 2013 and 2012, we had $104.0 million and $41.0 million, respectively, of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value.

NOTE 12 - ACCRUED EXPENSES

Accrued expenses at December 31, 2013 and 2012 include (in thousands):

	2013	2012

Accrued sales and property taxes	$10,359	$8,893
Accrued salaries and benefits	7,178	5,562
Accrued interest	1,721	1,031
Other accrued expenses	7,896	3,499

	$27,154	$18,985

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Ground Leases

We lease land for two hotel properties in Fort Smith, AR under the terms of operating ground lease agreements expiring in August of 2022 and May of 2030. We have options to renew these leases for periods that range from 5 to 30 years. We lease land for one hotel property in Duluth, GA under the terms of an operating ground lease agreement expiring April 1, 2069. We also have a prepaid land lease for two hotel properties in Portland, OR which expires in June of 2084 and had a remaining prepaid balance of $3.4 million and $3.5 million at December 31, 2013 and 2012, respectively.  We have one option to extend this lease for an additional 14 years.  Total rent expense for these leases for 2013, 2012 and 2011 was $0.5 million, $0.5 million and $0.4 million, respectively.

Future minimum rental payments for noncancelable operating leases with a remaining term in excess of one year are (in thousands):

2014	$569
2015	580
2016	591
2017	602
2018	474
Thereafter	30,918

$33,734

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, we lease land for one hotel property in Garden City, NY under a PILOT (payment in lieu of taxes) lease. We pay a reduced amount of property tax each year of the lease as rent. The lease expires on December 31, 2019. Upon expiration of the lease, we expect to exercise our right to acquire a fee simple interest in the hotel for nominal consideration.

Franchise Agreements

All of our hotel properties, except for our independent hotel, operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 20 years with various extension provisions. Each franchisor receives franchise fees ranging from 2% to 6% of each hotel property’s gross revenue, and some agreements require that we pay marketing fees of up to 4% of gross revenue. In addition, some of these franchise agreements require that we deposit a percentage of the hotel property’s gross revenue, generally not more than 5%, into a reserve fund for capital expenditures. In 2013, 2012 and 2011, we expensed fees related to our franchise agreements of $27.7 million, $20.7 million and $15.2 million, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various third-party management companies. The terms of our management agreements range from three to twenty-five years with various extension provisions. Each management company receives a base management fee, generally a percentage of total hotel property revenues. In some cases there are also monthly fees for certain services, such as accounting, based on number of rooms. Generally there are also incentive fees based on attaining certain financial thresholds. In 2013, 2012 and 2011, we expensed fees related to our hotel management agreements of $13.5 million, $9.2 million and $5.9 million, respectively.

Pending Hotel Property Acquisitions

We have a purchase agreement with a hotel property developer to acquire a Hampton Inn & Suites in downtown Minneapolis, MN for $37.7 million, subject to certain conditions including the completion of construction of the hotel in accordance with agreed upon architectural and engineering designs, receipt of a Hampton Inn & Suites franchise, and receipt of a certificate of occupancy. We estimate that the property will be completed in mid-2015.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business; however, we are not currently aware of any actions against us that we believe would have a significant impact on our financial condition or results of operations.

In 2011, Choice Hotels International, Inc. (“Choice”) terminated the franchise agreements on 11 of our hotel properties. We filed an arbitration action against Choice claiming wrongful termination of our franchise agreements. In response to our arbitration action, Choice made counterclaims of fraudulent inducement, negligent misrepresentation, breach of contract, and trademark infringement. The parties agreed to litigate all claims in the arbitration action. In April 2012, the arbitration panel determined, among other things, that Choice improperly terminated the 11 franchise agreements, that Choice was not entitled to recover liquidated damages in connection with the 11 hotel properties, and that we did not make any materially false or misleading statements to Choice or omit any material information. The panel awarded us damages in the amount of $0.3 million as full settlement of all claims submitted in the arbitration. We received these funds on April 30, 2012.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - EQUITY

Common Stock

On February 14, 2011, we completed our IPO of 26,000,000 shares of common stock and our concurrent private placement of 1,274,000 shares of common stock. Net proceeds received from the IPO and the concurrent private placement were $240.8 million, after underwriting discounts and offering-related expenses of $25.0 million. We primarily used the proceeds to pay down debt.

On October 3, 2012, we completed an underwritten public offering of 13,800,000 shares of common stock. Net proceeds were $106.4 million, after the underwriting discount and offering-related expenses of $6.1 million. We used the proceeds to fund the cash portion of acquisitions of 10 hotel properties that were under contract to purchase and pay down the principal balance of our senior secured revolving credit facility.

On January 14, 2013, we completed an underwritten public offering of 17,250,000 shares of common stock. Net proceeds were $148.1 million, after the underwriting discount and offering-related expenses of $7.2 million. We used the proceeds to fund hotel property acquisitions and to pay down our mortgage debt and our senior secured revolving credit facility.

On September 19, 2013, we completed an underwritten public offering of 17,250,000 shares of common stock. Net proceeds were $152.0 million, after the underwriting discount and offering-related expenses of $6.5 million. We used the proceeds to fund hotel property acquisitions, to pay off our senior secured interim loan, and to pay down our senior secured revolving credit facility.

In 2013 and 2012, we issued 4,414,950 shares and 4,873,625 shares, respectively, of common stock to limited partners of the Operating Partnership upon redemption of their Common Units. In 2013 and 2012, we issued 327,806 shares and 208,027 shares, respectively, of common stock to our independent directors and executive officers pursuant to our 2011 Equity Incentive Plan.

Preferred Stock

On October 28, 2011, we completed an underwritten public offering of 2,000,000 shares of 9.25% Series A Cumulative Redeemable Preferred Stock. Net proceeds were $47.9 million, after the underwriting discount and offering-related expenses of $2.1 million. We used the proceeds to pay down the principal balance of our senior secured revolving credit facility.

On December 11, 2012, we completed an underwritten public offering of 3,000,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock. Net proceeds were $72.5 million, after the underwriting discount and offering-related expenses of $2.5 million. We used the proceeds to pay down the principal balance of our senior secured revolving credit facility.

On March 20, 2013, we completed an underwritten public offering of 3,400,000 shares of 7.125% Series C Cumulative Redeemable Preferred Stock. Net proceeds were $81.7 million, after the underwriting discount and offering-related expenses of $3.3 million. We used the proceeds to pay down the principal balance of our senior secured revolving credit facility.

Our Series A, Series B and Series C preferred stock have a $25 per share liquidation preference and pay dividends at an annual rate of $2.3125 per share of Series A, $1.96875 per share of Series B, and $1.78125 per share of Series C preferred stock. Dividend payments are made quarterly in arrears on or about the last day of February, May, August and November of each year.

Noncontrolling Interests in Operating Partnership

At December 31, 2013 and 2012, unaffiliated third parties owned 811,425 and 5,226,375 Common Units of the Operating Partnership representing 1% and 10% limited partnership interest in the Operating Partnership, respectively.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the limited partnership agreement, beginning one year after the date of issuance, the unaffiliated limited partners of the Operating Partnership have the right to cause the Operating Partnership to redeem their Common Units for cash or, at our option, for shares of our common stock on a one-for-one basis.  Any cash payment will be based upon the market value of an equivalent number of our shares of common stock at the time of redemption. The number of shares of our common stock issuable upon redemption of Common Units may be adjusted upon the occurrence of certain events such as share dividends, share subdivisions or combinations.

In 2013, we redeemed 4,414,950 Common Units for 4,414,950 shares of our common stock. In 2012, we redeemed 4,873,625 Common Units for 4,873,625 shares of our common stock.

We classify outstanding Common Units held by unaffiliated third parties as noncontrolling interests, a component of equity in our consolidated balance sheets. The portion of net income (loss) allocated to these Common Units is reported on our consolidated statement of operations for the years ended December 31, 2013 and 2012 and the period February 14, 2011 through December 31, 2011 as net income (loss) attributable to noncontrolling interests in Operating Partnership.

Noncontrolling Interests in Joint Venture

On February 11, 2013, we formed a joint venture with an affiliate of IHG to purchase a Holiday Inn Express & Suites in San Francisco, CA. We own an 80% controlling interest in the joint venture and our partner owns a 20% interest. We classify our partner’s 20% interest as noncontrolling interest in joint venture on our consolidated balance sheets. The portion of net income (loss) allocated to our partner is reported on our consolidated statements of operations as net income (loss) attributable to noncontrolling interests in joint venture.

NOTE 15 - BENEFIT PLANS

On August 1, 2011, we initiated a qualified contributory retirement plan (the “Plan”), under Section 401(k) of the Internal Revenue Code which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions may be made to the Plan by employees. The Plan is a Safe Harbor Plan and requires a mandatory employer contribution. The employer contribution expense for the years ended December 31, 2013, 2012 and 2011 was $0.1 million, $0.1 million and $0.1 million, respectively.

NOTE 16 - EQUITY-BASED COMPENSATION

Our equity-based awards were issued under our 2011 Equity Incentive Plan, which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based awards or incentive awards. Stock options granted may be either incentive stock options or nonqualified stock options. Vesting terms may vary with each grant, and stock option terms are generally five to ten years. We have outstanding equity-based awards in the form of stock options and restricted stock awards. All of our existing equity-based awards are classified as equity awards.

At December 31, 2013 and 2012, the Company had reserved 10,485,951 and 7,544,665 shares of common stock, respectively, for the issuance of common stock (i) upon the exercise of stock options, issuance of time-based restricted stock awards, issuance of performance-based restricted stock awards, grants of director stock awards, or other awards issued pursuant to the Company’s 2011 Equity Incentive Plan, (ii) upon redemption of Common Units, or (iii) under the ATM offering.

Stock Options

Concurrent with the completion of our IPO, we granted options to our executive officers to purchase 940,000 shares of common stock, 47,000 of which were forfeited in 2012. These options have an exercise price of $9.75 per share, the market value of the common stock on the date of grant, and vest ratably over five years based on continued service, or upon a change in control.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock options granted was estimated using a Black-Scholes valuation model and the following assumptions:

2011

Expected dividend yield	5.09%
Expected stock price volatility	56.6%
Risk-free interest rate	2.57%
Expected life of options (in years)	6.5

Weighted average estimated fair value of options at grant date per share	$3.48

The expected dividend yield was calculated based on our annual expected dividend payments at the time the options were granted. The expected volatility was based on historical price changes of a peer group of comparable entities based on the expected life of the options at the date of grant. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the date of grant. The expected life of options is the average number of years we estimate that options will be outstanding.

The following table summarizes stock option activity under our 2011 Equity Incentive Plan for 2013, 2012 and 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value (Current Value Less Exercise Price)
		(Per share)	(In years)	(In thousands)
Outstanding at December 31, 2010	—	$—
Granted	940,000	9.75
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2011	940,000	9.75
Granted	—	—
Exercised	—	—
Forfeited	(47,000)	9.75

Outstanding at December 31, 2012	893,000	9.75
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2013	893,000	$9.75	7.2	$—

Exercisable at December 31, 2013	357,200	$9.75	7.2	$—

All stock options outstanding at December 31, 2013 are vested or expected to vest.  During the years ended December 31, 2013, 2012 and 2011, the total fair value of stock options that vested was $1.2 million, $1.2 million and $0, respectively.

At December 31, 2013, the exercise price of our outstanding options exceeds the market price of our common stock.

Time-Based Restricted Stock Awards

On March 1, 2013, we awarded time-based restricted stock awards for 106,518 shares of common stock to our executive officers. These awards vest over a three year period based on continued service (25% on February 28, 2014 and 2015 and 50% on February 28, 2016), or upon a change in control.

On April, 25, 2012, we awarded time-based restricted stock awards for 110,137 shares of common stock to our executive officers. These awards vest over a three year period based on continued service (25% at December 31, 2012 and 2013 and 50% at December 31, 2014), or upon a change in control.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The holders of these awards have the right to vote the related shares of common stock and receive all dividends declared and paid whether or not vested.

The fair value of time-based restricted stock awards granted is calculated based on the market value on the date of grant.

The following table summarizes time-based restricted stock activity under our 2011 Equity Incentive Plan for 2013 and 2012:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(Per share)	(In thousands)
Non-vested December 31, 2011	—	$—
Granted	110,137	7.78
Vested	(27,534)	7.78
Forfeited	—	—

Non-vested December 31, 2012	82,603	7.78
Granted	106,518	9.78
Vested	(27,534)	7.78
Forfeited	—	—

Non-vested December 31, 2013	161,587	$9.10	$1,454

During the years ended December 31, 2013, 2012 and 2011, the total fair value of time-based restricted stock awards that vested was $0.2 million, $0.2 million and $0, respectively.

Performance-Based Restricted Stock Awards

On March 1, 2013, we awarded performance-based restricted stock awards for 185,572 shares of common stock to our executive officers. These awards vest ratably over three years (2013, 2014 and 2015) subject to the attainment of certain performance goals and continued service, or upon a change in control.

On April, 25, 2012, we awarded performance-based restricted stock awards for 82,602 shares of common stock to our executive officers. These awards vest ratably over three years (2012, 2013 and 2014) subject to the attainment of certain performance goals and continued service, or upon a change in control.

No performance-based restricted stock awards vested during 2013 or 2012 because performance goals were not met. The holders of these awards have the right to vote the related shares of common stock and any dividends declared will be accumulated and will be subject to the same vesting conditions as the awards.

Our performance-based restricted stock awards are market-based awards and are accounted for based on the grant date fair value of our common stock. These awards vest based on a performance measurement that requires the Company’s total shareholder return (“TSR”) to exceed the TSR for the SNL U.S. Lodging REIT Index for a designated one, two or three year performance period.  The fair value of performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model and the following assumptions:

	2013	2012

Expected dividend yield	4.52%	5.58%
Expected stock price volatility	38.5%	44.7%
Risk-free interest rate	0.147 - 0.513%	0.146 - 0.428%
Monte Carlo iterations	100,000	100,000

Weighted average estimated fair value of performance-based restricted stock awards	$7.09	$5.10

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected dividend yield was calculated based on our annual expected dividend payments at the time of grant. The expected volatility was based on historical price changes of our common stock for a period comparable to the performance period. The risk-free interest rates were interpolated from the Federal Reserve Bond Equivalent Yield rates for “on-the-run” U.S. Treasury securities.

The following table summarizes performance-based restricted stock activity under our 2011 Equity Incentive Plan for 2013 and 2012:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(Per share)	(In thousands)
Non-vested December 31, 2011	—	$—
Granted	82,602	$7.78
Vested	—	$—
Forfeited	—	$—

Non-vested December 31, 2012	82,602	$7.78
Granted	185,572	$7.09
Vested	—	$—
Forfeited	—	$—

Non-vested December 31, 2013	268,174	$7.30	$2,414

Director Stock Awards

In 2013, 2012 and 2011, we granted 29,228, 15,288 and 4,000 shares of common stock, respectively, to our non-employee directors as a part of our director compensation program. These grants were made under our 2011 Equity Incentive Plan and were vested upon grant.

Our non-employee directors have the option to receive shares of our common stock in lieu of cash for their director fees. In 2013, we issued 6,488 shares of common stock for director fees.

Equity-Based Compensation Expense

Equity-based compensation expense for 2013, 2012 and 2011 was (in thousands):

	2013	2012	2011

Included in corporate general and administrative salaries and other compensation in the consolidated statements of operations
Stock options	$622	$700	$441
Time-based restricted stock	611	214	—
Performance-based restricted stock	548	171	—

	1,781	1,085	441
Included in corporate general and administrative other in the consolidated statements of operations
Director stock	343	120	39

	$2,124	$1,205	$480

We recognize equity-based compensation expense ratably over the vesting terms. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized equity-based compensation expense for all non-vested awards was $3.4 million at December 31, 2013. We expect to recognize this cost over a remaining weighted-average period of 1.5 years.

NOTE 17 - LOSS ON IMPAIRMENT OF ASSETS

In 2013, we recognized a loss on impairment of assets totaling $7.7 million related to the Courtyard by Marriott in Memphis, TN; the SpringHill Suites in Lithia Springs, GA; the Hampton Inn, the AmericInn Hotel & Suites and the Aspen Hotel & Suites in Fort Smith, AR; the AmericInn Hotel & Suites in Salina, KS and the Fairfield Inn and Holiday Inn Express in Emporia, KS.  These hotel properties were sold in 2013 or classified as held for sale at December 31, 2013, and their operating results, including the loss on impairment, are included in discontinued operations. In addition, we recognized a loss on impairment of assets related to a land parcel in El Paso, TX that was sold in 2013 and a land parcel in Spokane, WA that is held for sale at December 31, 2013. As a result, a loss on impairment of assets totaling $1.4 million was charged to operations. These losses on impairment were the result of a change in the estimated holding periods for the hotel properties and land parcels.

In 2012, we recognized a loss on impairment of assets totaling $2.3 million related to the AmericInns in Twin Falls, ID, Missoula, MT and Lakewood, CO. These hotel properties were sold in 2012 or 2013, and their operating results, including the loss on impairment, are included in discontinued operations. In addition, in conjunction with the sale of our Missoula, MT hotel properties, we determined that a land parcel in Missoula was impaired. As a result, a loss on impairment of assets totaling $0.7 million was charged to operations. These losses on impairment were the result of a change in the estimated holding periods for the hotel properties and land parcels.

In 2011, we did not incur any losses on impairment.

NOTE 18 - DERIVITIVE FINANCIAL INSTRUMENTS AND HEDGING

We are exposed to interest rate risk through our variable-rate debt. We manage this risk primarily by managing the amount, sources, and duration of our debt funding and through the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage our exposure to known or expected cash payments related to our variable-rate debt. The maximum length of time over which we have hedged our exposure to variable interest rates with our existing derivative financial instruments is approximately six years.

Our objectives in using derivative financial instruments are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Our interest rate swaps designated as cash flow hedges involve the receipt of variable-rate payments from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Our agreements with our derivative counterparties contain a provision where if we default, or are capable of being declared in default, on any of our indebtedness, then we could also be declared in default on our derivative financial instruments.

On September 5, 2013, we entered into an interest rate swap with a notional value of $75.0 million that became effective on January 2, 2014 and matures on October 10, 2018. This interest rate derivative was designated a cash flow hedge and effectively fixes LIBOR at 2.04%.  The interest rate on the $75 Million Term Loan was 3.94% at January 2, 2014.

On October 31, 2013, we paid off a term loan and terminated a related interest rate swap that had a notional value of $10.3 million. We incurred termination costs of less than $0.1 million, which were charged to debt transaction costs.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about our derivative financial instruments at December 31, 2013 and 2012 follows (dollar amounts in thousands):

	December 31, 2013			December 31, 2012
	Number of Instruments	Notional Amount	Fair Value	Number of Instruments	Notional Amount	Fair Value

Interest rate swaps (asset)	3	$29,273	$253	—	$—	$—
Interest rate swaps (liability)	1	75,000	(1,772)	4	41,095	(641)
	4	$104,273	$(1,519)	4	$41,095	$(641)

All of our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At December 31, 2013, three of our interest rate swaps were in an asset position and one was in a liability position. At December 31, 2012, all of our interest rate swaps were in a liability position. We have not posted any collateral related to these agreements and are not in breach of any financial provisions of the agreements. If we had breached any agreement provisions at December 31, 2013, we could have been required to settle our obligation under the agreement that was in a liability position at its termination value of $1.7 million.

The table below details the location in the financial statements of the loss recognized on derivative financial instruments designated as cash flow hedges (in thousands). We had no derivative financial instruments in 2011.

	2013	2012

Gain (loss) recognized in accumulated other comprehensive income on derivative financial instruments (effective portion)	$(1,240)	$(786)

Gain (loss) reclassified from accumulated other comprehensive income to interest expense (effective portion)	$(359)	$(147)

Gain (loss) recognized in gain (loss) on derivative financial instruments (ineffective portion)	$2	$(2)

Amounts reported in accumulated other comprehensive income related to derivative financial instruments will be reclassified to interest expense as interest payments are made on the hedged variable-rate debt. In 2014, we estimate that an additional $1.7 million will be reclassified from other comprehensive income as an increase to interest expense.

NOTE 19 - INCOME TAXES

Our earnings (losses), other than in our TRSs, are not generally subject to federal corporate and state income taxes due to our REIT election. At December 31, 2013 and 2012, our net operating loss carry forwards (“NOLs”) of our TRSs for federal and state income tax reporting purposes are $15.2 million and $12.0 million, respectively.

We have a deferred tax asset at December 31, 2013 and 2012 of $5.8 million and $4.0 million, respectively, which relate primarily to the NOLs of our TRSs. Our deferred tax liability of $0.7 million at December 31, 2013 relates to differences in the carrying amounts of investments in joint ventures and franchise fees.

At December 31, 2013, we recorded a valuation allowance of $5.0 million related to our NOLs. We incurred NOLs at our TRSs in 2013, 2012 and 2011.  As of result of the consecutive loss years we have determined that it is more likely than not that we will not be able to recognize our NOLs before they expire. Our NOLs will begin to expire in 2031 for federal tax purposes and in the period from 2016 to 2031 for state tax purposes, if not utilized. If our TRSs were to experience a change in control as defined in Section 382 of the Internal Revenue Code, the ability to utilize NOLs after the change in control would be limited.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We had no unrecognized tax benefits at December 31, 2013 or in the three year period then ended. We expect no significant changes in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2013.  The Company recognizes interest expense and penalties associated with uncertain tax positions as a component of income tax expense.  We have no material interest or penalties relating to income taxes recognized in the consolidated statements of operations for 2013, 2012 or 2011 or in the consolidated balance sheets as of December 31, 2013 or 2012.

Current tax liabilities related to the Operating Partnership of $0.3 million and $0.2 million at December 31, 2013 and 2012, respectively, are included in accrued expenses in the accompanying consolidated balance sheets and relate to state and local tax expense.

A reconciliation of the federal statutory rate to the effective income tax rate for the TRSs follows (in thousands):

2013

Tax benefit at U.S. statutory rates on TRSs income subject to tax	$(809)
State income tax, net of federal income tax benefit	(120)
Effect of permanent differences and other	(152)
Increase in valuation allowance	5,029
TRSs provision for income tax expense/(benefit)	$3,948

We are not providing a reconciliation for 2012 or 2011 as the tax expense differed from that computed using the statutory rate by less than 5% of income before tax in total and there were no components of the reconciliation over 5% of income before tax.

The components of income tax expense (benefit) for 2013, 2012 and 2011 are (in thousands):

	Summit Hotel Properties, Inc.			Summit Hotel Properties, LLC
	2013	2012	Period 2/14/11 through 12/31/11	Period 1/1/11 through 2/13/11

Current:
Federal	$—	$—	$—	$—
State and local	408	512	(129)	339
Deferred:
Federal (34%)	3,352	(1,531)	(1,867)	—
State and local	597	(270)	(329)	—

Total provision	$4,357	$(1,289)	$(2,325)	$339

Income tax expense (benefit)
From continuing operations	$4,894	$(728)	$(2,259)	$550
From discontinued operations	(537)	(561)	(66)	(211)
Total	$4,357	$(1,289)	$(2,325)	$339

Our Predecessor was a limited liability company and all federal taxable income flowed through and was taxable to its members.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For federal income tax purposes, the cash distributions paid to our common and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains.

NOTE 20 — FAIR VALUE

The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2013 and 2012. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements at December 31, 2013 using
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$12,224	$—	$12,224
Interest rate swaps (asset)	—	253	—	253
Liabilities:
Interest rate swaps (liability)	—	1,772	—	1,772
Fixed-rate debt	—	319,429	—	319,429

	Fair Value Measurements at December 31, 2012 using
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$4,836	$—	$4,836
Interest rate swaps (asset)	—	—	—	—
Liabilities:
Interest rate swaps (liability)	—	641	—	641
Fixed-rate debt	—	193,448	—	193,448

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during 2013 or 2012.

NOTE 21 - DISCONTINUED OPERATIONS

We have adjusted our consolidated statements of operations for 2013, 2012 and 2011 to reflect the operations of hotel properties that have been sold or are classified as held for sale in discontinued operations. Discontinued operations include the following hotel properties that have been sold:

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•                  Hampton Inn, Holiday Inn Express and AmericInn in Twin Falls, ID — sold May 2012;

•                  AmericInn Hotel & Suites in Missoula, MT — sold August 2012;

•                  Courtyard by Marriott in Missoula, MT — sold December 2012;

•                  AmericInn Hotel & Suites in Golden, CO — sold January 2013;

•                  Hampton Inn in Denver, CO — sold February 2013;

•                  Holiday Inn and Holiday Inn Express in Boise, ID — sold May 2013;

•                  Courtyard by Marriott in Memphis, TN — sold May 2013;

•                  SpringHill Suites in Lithia Springs, GA — sold August 2013;

•                  Fairfield Inn in Lewisville, TX — sold August 2013;

•                 Fairfield Inn in Lakewood, CO — sold September 2013;

•                  Fairfield Inn in Emporia, KS — sold October 2013;

•                  SpringHill Suites in Little Rock, AR — sold November 2013;

•                  Fairfield Inn and AmericInn Hotel & Suites in Salina, KS — sold November 2013;

•                  Hampton Inn and Fairfield in Boise, ID — sold November 2013; and

•                  Holiday Inn Express in Emporia, KS — sold December 2013.

In addition, discontinued operations also include the following hotel properties that were classified as held for sale at December 31, 2013:

•                  AmericInn Hotel & Suites and Aspen Hotel & Suites in Fort Smith, AR (sold on January 17, 2014); and

•                  Hampton Inn in Fort Smith, AR (under contract to sell).

Condensed results for the hotel properties included in discontinued operations follows (in thousands):

				Summit Hotel
	Summit Hotel Properties, Inc.			Properties, LLC
	2013	2012	Period 2/14/11 through 12/31/11	Period 1/1/11 through 2/13/11

REVENUE	$19,458	$33,193	$30,265	$3,755

Hotel operating expenses	14,859	24,701	22,762	3,070
Depreciation and amortization	1,960	4,226	4,732	778
Loss on impairment of assets	7,675	2,305	—	—

Income (loss) from hotel operations	(5,036)	1,961	2,771	(93)
Interest expense	174	855	3,182	1,226
(Gain) loss on disposal of assets	(3,945)	(3,010)	—	—

Income (loss) before taxes	(1,265)	4,116	(411)	(1,319)

Income tax (expense) benefit	537	561	66	211

Income (loss) from discontinued operations	$(728)	$4,677	$(345)	$(1,108)

Income (loss) from discontinued operations attributable to noncontrolling interests	$(25)	$807	$(93)

Income (loss) from discontinued operations attributable to common shareholders / members	$(703)	$3,870	$(252)

NOTE 22 - EARNINGS (LOSS) PER SHARE

We apply the two-class method of computing earnings per share, which requires the calculation of separate earnings per share amounts for our non-vested, time-based restricted stock awards and for our common stock. Our non-vested time-based restricted stock awards contain nonforfeitable rights to dividends and are considered securities which participate in undistributed earnings with common stock.  Under the two-class computation method, net losses are

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. Our non-vested, time-based restricted stock awards do not have such an obligation so they are not allocated losses.

At December 31, 2013, 2012 and 2011, we had 893,000, 893,000 and 940,000 stock options outstanding, respectively, which were not included in the computation of diluted earnings per share, as the options’ exercise price was greater than the average market price of our common shares.

In 2012 and 2011, our basic and diluted earnings per share are based on basic weighted average common shares outstanding due to our loss from continuing operations.

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share):

		2013	2012	2011
	Numerator:
	Income (loss) from continuing operations	$6,625	$(6,947)	$(3,832)
Less:	Preferred dividends	14,590	4,625	411
	Allocation to participating securities	73	37	—
	Attributable to noncontrolling interest	44	(2,001)	(1,147)
	Income (loss) attributable to common shareholders from continuing operations	(8,082)	(9,608)	(3,096)
	Income (loss) attributable to common shareholders from discontinued operations	(703)	3,870	(252)

	Net income (loss) attributable to common shareholders	$(8,785)	$(5,738)	$(3,348)

	Denominator:
	Weighted average common shares outstanding - basic	70,327	33,717	27,278
	Dilutive effect of equity-based compensation awards	410	132	—

	Weighted average common shares outstanding - diluted	70,737	33,849	27,278

	Earnings per common share - basic and diluted:
	Net income (loss) from continuing operations	$(0.11)	$(0.28)	$(0.11)
	Net income (loss) from discontinued operations	(0.01)	0.11	(0.01)

	Net income (loss)	$(0.12)	$(0.17)	$(0.12)

NOTE 23 - SUBSEQUENT EVENTS

Equity Transactions

On January 2, 2014, we redeemed 126,155 Common Units, which had been tendered November 2, 2013, for shares of our common stock. On January 31, 2014, 22,570 Common Units were tendered for redemption, which we intend to redeem for shares of our common stock on April 1, 2014.

On January 30, 2014, our board of directors declared cash dividends of $0.1125 per share of common stock, $0.578125 per share of 9.25% Series A Cumulative Redeemable Preferred Stock, $0.4921875 per share of 7.875% Series B Cumulative Redeemable Preferred Stock, and $0.4453125 per share of 7.125% Series C Cumulative Redeemable Preferred Stock. These dividends were paid February 28, 2014.

Hotel Property Acquisitions Closed and Debt Assumptions

On January 9, 2014, we purchased a Hilton Garden Inn in Houston, TX for $37.5 million including the assumption of a $17.9 million mortgage loan with a fixed interest rate of 6.22%, an original amortization period of 30 years, and a maturity date of November 1, 2016.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 10, 2014, we purchased a Hampton Inn in Santa Barbara (Goleta), CA for $27.9 million including: i) the assumption of a $12.0 million mortgage loan with a fixed interest rate of 6.13%, an original amortization period of 25 years, and a maturity date of November 11, 2021, ii) the issuance of 412,174 Common Units in our Operating Partnership valued at the time of issuance at $3.7 million, and iii) $12.2 million in cash.

On January 24, 2014, we purchased a Four Points by Sheraton in San Francisco, CA for $21.3 million.

On March 14, 2014, we purchased a DoubleTree by Hilton in San Francisco, CA for $39.1 million. The purchase price plus closing costs and renovation reserves was paid through: i) the assumption of a $13.3 million mortgage loan with a fixed interest rate of 5.98%, an original amortization period of 30 years, and a maturity date of March 8, 2016, and ii) $29.0 million in cash.

Hotel Property Dispositions

On January 17, 2014, we sold the AmericInn Hotel & Suites and the Aspen Hotel & Suites in Fort Smith, AR for $3.1 million. These hotel properties were classified as held for sale at December 31, 2013.  The sale of the AmericInn Hotel & Suites also included the sale its related ground lease.

NOTE 24 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected consolidated quarterly financial data for 2013 and 2012 follows (in thousands, except per share):

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$59,723	$79,105	$82,174	$77,956

Net income (loss) from continuing operations	$1,517	$6,126	$2,837	$(3,855)
Net income (loss) from discontinued operations	$357	$545	$(3,410)	$1,780
Net income (loss)	$1,874	$6,671	$(573)	$(2,075)
Net income (loss) attributable to Summit Hotel Properties, Inc.	$1,940	$6,459	$(662)	$(1,859)
Earnings per common share - basic and diluted:
Net income (loss) from continuing operations	$(0.03)	$0.03	$(0.02)	$(0.09)
Net income (loss) from discontinued operations	0.01	0.01	(0.05)	0.02
Net income (loss)	$(0.02)	$0.04	$(0.07)	$(0.07)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$33,942	$39,580	$43,069	$45,109

Net income (loss) from continuing operations	$(1,245)	$(939)	$(411)	$(4,352)
Net income (loss) from discontinued operations	$(1,561)	$583	$2,052	$3,603
Net income (loss)	$(2,806)	$(356)	$1,641	$(749)
Net income (loss) attributable to Summit Hotel Properties, Inc.	$(1,736)	$(81)	$1,562	$(821)

Earnings per common share - basic and diluted:
Net income (loss) from continuing operations	$(0.07)	$(0.06)	$(0.04)	$(0.11)
Net income (loss) from discontinued operations	(0.04)	0.02	0.06	0.07
Net income (loss)	$(0.11)	$(0.04)	$0.02	$(0.04)

Note: Quarterly amounts for all four quarters of 2013 and 2012 are different from the previous Forms 10-Q and 10-K for these quarters due to reclassifications of hotel properties during 2013 to discontinued operations.

SUMMIT HOTEL PROPERTIES, INC / SUMMIT HOTEL OP, LP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2013

(in thousands)

			Initial Cost		Cost Capitalized	Total Cost				Total Cost Net of
Location	Franchise	Year Acquired/ Constructed	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Accumulated Depreciation	Mortgage Debt
Arlington, TX	Hyatt Place	2012	$650	$8,405	$379	$650	$8,784	$9,434	$(835)	$8,599	$—	(2)
Arlington, TX	Courtyard by Marriott	2012	1,497	13,503	25	1,497	13,528	15,025	(736)	14,289	—
Arlington, TX	Residence Inn by Marriott	2012	1,646	13,854	30	1,646	13,884	15,530	(799)	14,731	—
Atlanta, GA	Hyatt Place	2006	1,154	9,605	4,335	1,154	13,940	15,094	(4,494)	10,600	7,348	(7)
Atlanta, GA	Courtyard by Marriott	2012	2,050	26,850	479	2,050	27,329	29,379	(1,912)	27,467	—
Baltimore, MD	Hyatt Place	2012	2,100	8,135	976	2,100	9,111	11,211	(667)	10,544	—	(2)
Baton Rouge, LA	DoubleTree	2008	1,100	14,063	1,012	1,100	15,075	16,175	(4,627)	11,548	10,108	(4)
Baton Rouge, LA	Fairfield Inn and Suites by Marriott	2004	345	3,057	2,761	345	5,818	6,163	(1,870)	4,293	—
Baton Rouge, LA	SpringHill Suites by Marriott	2004	448	3,729	2,828	448	6,557	7,005	(2,161)	4,844	—
Baton Rouge, LA	TownePlace Suites	2004	259	3,743	2,846	259	6,589	6,848	(2,280)	4,568	—
Bellevue, WA	Fairfield Inn and Suites by Marriott	2004	2,705	12,944	3,299	2,705	16,243	18,948	(4,889)	14,059	—
Birmingham, AL	Hilton Garden Inn	2012	1,400	7,225	1,672	1,400	8,897	10,297	(1,051)	9,246	5,371	(4)
Birmingham, AL	Hilton Garden Inn	2012	1,400	10,100	217	1,400	10,317	11,717	(916)	10,801	6,290	(4)
Bloomington, MN	SpringHill Suites by Marriott	2007	1,658	14,071	997	1,658	15,068	16,726	(4,301)	12,425	2,114	(1)
Bloomington, MN	Hampton Inn and Suites	2007	1,658	14,596	2,054	1,658	16,650	18,308	(4,287)	14,021	11,976	(1)
Charleston, WV	Country Inn & Suites	2004	1,042	3,489	2,080	1,042	5,569	6,611	(1,672)	4,939	—	(6)
Charleston, WV	Holiday Inn Express	2004	907	2,903	2,248	907	5,151	6,058	(1,527)	4,531	—	(6)
Denver, CO	Hyatt Place	2012	1,300	9,230	483	1,300	9,713	11,013	(853)	10,160	—	(2)
Denver, CO	Fairfield Inn and Suites by Marriott	2004	1,566	6,783	3,534	1,566	10,317	11,883	(3,096)	8,787	—
Denver, CO	SpringHill Suites by Marriott	2007	1,076	11,079	114	1,076	11,193	12,269	(3,402)	8,867	7,612	(4)
Denver, CO	Hyatt Place	2012	2,000	9,515	453	2,000	9,968	11,968	(870)	11,098	—	(2)
Denver, CO	Hyatt House	2012	2,700	10,780	2,544	2,700	13,324	16,024	(1,070)	14,954	—	(2)
Duluth, GA	Holiday Inn	2011	—	7,000	217	—	7,217	7,217	(872)	6,345	—
Duluth, GA	Hilton Garden Inn	2011	2,200	11,150	1,282	2,200	12,432	14,632	(1,415)	13,217	—
Eden Prairie, MN	Hilton Garden Inn	2013	1,800	8,400	1,144	1,800	9,544	11,344	(238)	11,106	6,261	(8)
El Paso, TX	Hampton Inn and Suites	2005	2,055	10,745	3,600	2,055	14,345	16,400	(4,247)	12,153	—	(6)
El Paso, TX	Courtyard by Marriott	2011	1,640	10,710	840	1,640	11,550	13,190	(1,159)	12,031	—
Flagstaff, AZ	Courtyard by Marriott	2009	2,361	20,785	93	2,361	20,878	23,239	(4,615)	18,624	13,325	(9)
Flagstaff, AZ	SpringHill Suites by Marriott	2008	1,398	9,352	4,981	1,398	14,333	15,731	(4,458)	11,273	—	(6)
Ft. Collins, CO	Hampton Inn	2004	738	4,363	2,009	738	6,372	7,110	(1,913)	5,197	—
Ft. Collins, CO	Hilton Garden Inn	2007	1,300	11,804	496	1,300	12,300	13,600	(4,446)	9,154	—	(6)
Ft. Myers, FL	Hyatt Place	2009	1,878	16,583	43	1,878	16,626	18,504	(4,835)	13,669	—
Ft. Smith, AR	AmericInn Hotel and Suites	2004	—	3,718	(979)	—	2,739	2,739	(1,536)	1,203	—
Ft. Smith, AR	Aspen Hotel and Suites	2004	223	3,189	(322)	223	2,867	3,090	(1,790)	1,300	—
Ft. Smith, AR	Hampton Inn	2005	—	12,401	730	—	13,131	13,131	(4,370)	8,761	—
Ft. Wayne, IN	Hampton Inn and Suites	2006	786	6,564	2,011	786	8,575	9,361	(2,424)	6,937	—	(6)
Ft. Wayne, IN	Residence Inn by Marriott	2006	914	6,736	1,923	914	8,659	9,573	(2,394)	7,179	—
Ft. Worth, TX	Hampton Inn	2007	1,500	8,184	1,902	1,500	10,086	11,586	(2,898)	8,688	—
Ft. Worth, TX	SpringHill Suites by Marriott	2004	553	2,698	3,077	553	5,775	6,328	(1,539)	4,789	—
Ft. Worth, TX	Hilton Garden Inn	2012	974	6,226	3,092	974	9,318	10,292	(595)	9,697	—
Garden City, NY	Hyatt Place	2012	4,200	26,800	31	4,200	26,831	31,031	(892)	30,139	—
Germantown, TN	Courtyard by Marriott	2005	1,860	5,448	1,961	1,860	7,409	9,269	(2,685)	6,584	—
Germantown, TN	Fairfield Inn and Suites by Marriott	2005	767	2,700	2,416	767	5,116	5,883	(1,259)	4,624	—
Germantown, TN	Residence Inn by Marriott	2005	1,083	5,200	1,617	1,083	6,817	7,900	(2,072)	5,828	—
Glendale, CO	Staybridge Suites	2011	2,100	7,900	1,638	2,100	9,538	11,638	(1,120)	10,518	—
Greenville, SC	Hilton Garden Inn	2013	1,200	14,050	56	1,200	14,106	15,306	(364)	14,942	—
Hoffman Estates, IL	Hyatt Place	2013	1,900	7,330	19	1,900	7,349	9,249	(478)	8,771	—	(2)
Indianapolis, IN	SpringHill Suites by Marriott	2013	4,012	26,193	—	4,012	26,193	30,205	(564)	29,641	—
Indianapolis, IN	Courtyard by Marriott	2013	7,788	50,846	—	7,788	50,846	58,634	(1,096)	57,538	—
Jackson, MS	Courtyard by Marriott	2005	1,301	7,322	2,510	1,301	9,832	11,133	(3,070)	8,063	—	(6)
Jackson, MS	Staybridge Suites	2007	698	8,454	2,232	698	10,686	11,384	(2,309)	9,075	—	(6)
Jacksonville, FL	Aloft	2009	1,700	15,775	100	1,700	15,875	17,575	(4,278)	13,297	—

Las Colinas, TX	Hyatt Place	2007	781	5,729	1,867	781	7,596	8,377	(3,434)	4,943	—
Las Colinas, TX	Holiday Inn Express and Suites	2007	898	6,689	1,729	898	8,418	9,316	(3,386)	5,930	—
Lombard, IL	Hyatt Place	2012	1,550	15,475	1,408	1,550	16,883	18,433	(1,122)	17,311	—	(2)
Louisville, KY	Fairfield Inn and Suites by Marriott	2013	3,120	21,903	23	3,120	21,926	25,046	(511)	24,535	—	(2)
Louisville, KY	SpringHill Suites by Marriott	2013	4,880	34,258	37	4,880	34,295	39,175	(800)	38,375	—	(2)
Medford, OR	Hampton Inn	2004	1,230	4,788	2,265	1,230	7,053	8,283	(2,046)	6,237	—
Minneapolis, MN	Hyatt Place	2013	—	32,506	—	—	32,506	32,506	—	32,506	—
Minnetonka, MN	Holiday Inn Express and Suites	2013	1,000	5,900	1,095	1,000	6,995	7,995	(198)	7,797	3,652	(8)
Nashville, TN	SpringHill Suites by Marriott	2004	777	3,576	2,512	777	6,088	6,865	(2,118)	4,747	—
New Orleans, LA	Courtyard by Marriott	2013	1,944	23,739	596	1,944	24,335	26,279	(996)	25,283	—
New Orleans, LA	Courtyard by Marriott	2013	1,860	21,679	2,570	1,860	24,249	26,109	(844)	25,265	—	(6)
New Orleans, LA	Courtyard by Marriott	2013	2,490	28,337	2,394	2,490	30,731	33,221	(1,111)	32,110	—
New Orleans, LA	Residence Inn by Marriott	2013	1,791	18,099	186	1,791	18,285	20,076	(660)	19,416	—	(6)
New Orleans, LA	SpringHill Suites by Marriott	2013	2,046	31,050	26	2,046	31,076	33,122	(1,032)	32,090	—
Orlando, FL	Hyatt Place	2013	3,100	9,152	1,870	3,100	11,022	14,122	(879)	13,243	—	(2)
Orlando, FL	Hyatt Place	2013	2,800	9,043	1,908	2,800	10,951	13,751	(871)	12,880	—	(2)
Phoenix, AZ	Hyatt Place	2012	582	4,438	66	582	4,504	5,086	(390)	4,696	—
Portland, OR	Hyatt Place	2009	—	16,713	43	—	16,756	16,756	(4,514)	12,242	—
Portland, OR	Residence Inn by Marriott	2009	—	16,409	44	—	16,453	16,453	(4,045)	12,408	11,986	(10)
Provo, UT	Hampton Inn	2004	909	2,862	2,243	909	5,105	6,014	(1,513)	4,501	—
Ridgeland, MS	Residence Inn by Marriott	2007	1,050	10,040	486	1,050	10,526	11,576	(3,605)	7,971	—	(6)
Ridgeland, MS	Homewood Suites	2011	1,314	6,036	1,450	1,314	7,486	8,800	(945)	7,855	—
Salt Lake City, UT	Residence Inn by Marriott	2012	2,392	17,567	4,040	2,392	21,607	23,999	(1,042)	22,957	13,516	(3)
San Antonio, TX	Country Inn & Suites	2008	2,497	12,833	448	2,497	13,281	15,778	(4,383)	11,395	—
San Diego, CA	Hampton Inn and Suites	2013	2,300	12,850	—	2,300	12,850	15,150	(156)	14,994	—
San Francisco, CA	Holiday Inn Express and Suites	2013	15,545	44,955	2,045	$15,545	47,000	62,545	(1,622)	60,923	23,107	(5)
Sandy, UT	Holiday Inn Express and Suites	2004	720	1,768	1,745	720	3,513	4,233	(1,255)	2,978	—	(6)
Scottsdale, AZ	Hyatt Place	2012	1,500	9,030	901	1,500	9,931	11,431	(870)	10,561	—	(2)
Scottsdale, AZ	Courtyard by Marriott	2004	3,225	10,152	3,215	3,225	13,367	16,592	(4,368)	12,224	9,476	(13)
Scottsdale, AZ	SpringHill Suites by Marriott	2004	2,195	7,120	2,950	2,195	10,070	12,265	(3,282)	8,983	5,103	(13)
Smyrna, TN	Hampton Inn and Suites	2012	1,145	6,855	433	1,145	7,288	8,433	(450)	7,983	5,249	(11)
Smyrna, TN	Hilton Garden Inn	2012	1,188	10,312	366	1,188	10,678	11,866	(684)	11,182	8,382	(12)
Spokane, WA	Fairfield Inn and Suites by Marriott	2004	1,637	3,669	2,597	1,637	6,266	7,903	(2,236)	5,667	—
Ventura, CA	Hampton Inn and Suites	2013	2,200	13,550	7	2,200	13,557	15,757	(137)	15,620	—
Vernon Hills, IL	Holiday Inn Express	2005	1,198	6,099	1,242	1,198	7,341	8,539	(2,652)	5,887	—	(6)
Ybor City, FL	Hampton Inn and Suites	2012	3,600	17,244	1,117	3,600	18,361	21,961	(669)	21,292	—	(6)
Austin, TX	Corporate Office	2012	—	210	397	—	607	607	(77)	530	—
Land Parcels			14,708	—	—	$14,708	—	14,708	—	14,708	—
			$169,762	$1,058,920	$120,406	$169,762	$1,179,326	$1,349,088	$(173,149)	$1,175,939	$150,876

(1) Property is collateral for the Goldman Sachs loan.

(2) Property is collateral for the KeyBank National Association loans.

(3) Property is collateral for the AIG loan.

(4) Property is collateral for the General Electric Capital Corporation loans.

(5) Property is collateral for the Greenwich Capital Financial Products, Inc. loan.

(6) Property is collateral for ING Life Insurance and Annuity loan.

(7) Property is collateral for MetaBank loan.

(8) Property is collateral for Wells Fargo Bank, National Association loan.

(9) Property is collateral for Compass Bank loan.

(10) Property is collateral for Bank of Cascades loan.

(11) Property is collateral for the Merrill Lynch Mortgage Lending Inc. loan.

(12) Property is collateral for the Bank of America Commercial Mortgage loan.

(13) Property is collateral for the GE Capital Financial Inc. loan.

SUMMIT HOTEL PROPERTIES, INC. / SUMMIT HOTEL OP, LP

Notes to Schedule III - Real Estate and Accumulated Depreciation

As of December 31, 2013

(in thousands)

	ASSET BASIS
(a)	Balance at December 31, 2010	$570,807
	Additions to land, buildings and improvements	79,901
	Disposition of land, buildings and improvements	(5,369)
	Balance at December 31, 2011	$645,339
	Additions to land, buildings and improvements	294,310
	Disposition of land, buildings and improvements	(35,477)
	Impairment loss	(2,965)
	Balance at December 31, 2012	$901,207
	Additions to land, buildings and improvements	531,207
	Disposition of land, buildings and improvements	(74,282)
	Impairment loss	(9,044)
	Balance at December 31, 2013	1,349,088

	ACCUMULATED DEPRECIATION
(b)	Balance at December 31, 2010	$104,797
	Depreciation for the period ended December 31, 2011	26,740
	Depreciation on assets sold or disposed	(5,369)
	Balance at December 31, 2011	$126,168
	Depreciation for the period ended December 31, 2012	31,732
	Depreciation on assets sold or disposed	(11,693)
	Balance at December 31, 2012	$146,207
	Depreciation for the period ended December 31, 2013	50,445
	Depreciation on assets sold or disposed	(23,503)
	Balance at December 31, 2013	$173,149

(c)	The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $1,317 million.

(d)	Depreciation is computed based upon the following useful lives:
	Buildings and improvements 25-40 years
	Furniture and equipment 2-15 years

(e)	We have mortgages payable on the properties as noted. Additional mortgage information can be found in Note 11 to the consolidated financial statements.

(f)	The negative balance for costs capitalized subsequent to acquisition could include out-parcels sold, disposal of assets, and impairment loss that was recorded.