Form 10-Q
period 2014-03-31
Summit Hotel Properties, Inc.
filed 2014-05-12
CIK 1497645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File Number:  001-35074

SUMMIT HOTEL PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland
(State or other jurisdiction	27-2962512
of incorporation or organization)	(I.R.S. Employer Identification No.)

12600 Hill Country Boulevard, Suite R-100

Austin, TX  78738

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

As of May 9, 2014, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 85,555,856.

i

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	March 31,	December 31,
	2014	2013
ASSETS

Investment in hotel properties, net	$1,280,255	$1,149,967
Investment in hotel properties under development	90	—
Land held for development	13,748	13,748
Assets held for sale	9,723	12,224
Cash and cash equivalents	36,551	46,706
Restricted cash	52,181	38,498
Trade receivables	12,611	7,231
Prepaid expenses and other	6,305	8,876
Derivative financial instruments	208	253
Deferred charges, net	10,585	10,270
Deferred tax asset	54	49
Other assets	6,581	6,654
TOTAL ASSETS	$1,428,892	$1,294,476

LIABILITIES AND EQUITY

LIABILITIES
Debt	$567,396	$435,589
Accounts payable	10,277	7,583
Accrued expenses	33,528	27,154
Derivative financial instruments	1,796	1,772
TOTAL LIABILITIES	612,997	472,098

COMMITMENTS AND CONTINGENCIES (Note 7)

EQUITY
Preferred stock, $.01 par value per share, 100,000,000 shares authorized:
9.25% Series A - 2,000,000 shares issued and outstanding at March 31, 2014 and December 31, 2013 (liquidation preference of $50,398 at March 31, 2014 and December 31, 2013)	20	20
7.875% Series B - 3,000,000 shares issued and outstanding at March 31, 2014 and December 31, 2013 (liquidation preference of $75,324 at March 31, 2014 and December 31, 2013)	30	30
7.125% Series C - 3,400,000 shares issued and outstanding at March 31, 2014 and December 31, 2013 (liquidation preference of $85,522 at March 31, 2014 and December 31, 2013)	34	34
Common stock, $.01 par value per share, 450,000,000 shares authorized, 85,528,563 and 85,402,408 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	855	854
Additional paid-in capital	883,345	882,858
Accumulated other comprehensive loss	(1,446)	(1,379)
Accumulated deficit and distributions	(82,888)	(72,577)
Total stockholders’ equity	799,950	809,840
Noncontrolling interests in operating partnership	8,252	4,722
Noncontrolling interests in joint venture	7,693	7,816
TOTAL EQUITY	815,895	822,378

TOTAL LIABILITIES AND EQUITY	$1,428,892	$1,294,476

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013

REVENUES
Room revenue	$84,552	$56,641
Other hotel operations revenue	4,992	3,082
Total Revenues	89,544	59,723

EXPENSES
Hotel operating expenses:
Rooms	23,692	16,510
Other direct	12,020	7,780
Other indirect	23,859	15,303
Other	348	167
Total hotel operating expenses	59,919	39,760
Depreciation and amortization	15,430	10,651
Corporate general and administrative:
Salaries and other compensation	2,159	2,421
Other	2,046	656
Hotel property acquisition costs	692	654
Total Expenses	80,246	54,142

INCOME FROM OPERATIONS	9,298	5,581

OTHER INCOME (EXPENSE)
Interest income	50	17
Other income	40	160
Interest expense	(6,360)	(4,050)
Gain (loss) on disposal of assets	(3)	6
Total Other Expense, net	(6,273)	(3,867)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,025	1,714

INCOME TAX EXPENSE	(78)	(188)

INCOME FROM CONTINUING OPERATIONS	2,947	1,526

INCOME FROM DISCONTINUED OPERATIONS	378	357

NET INCOME	3,325	1,883

LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Operating partnership	(10)	(28)
Joint venture	(123)	(37)

NET INCOME ATTRIBUTABLE TO SUMMIT HOTEL PROPERTIES, INC.	3,458	1,948

PREFERRED DIVIDENDS	(4,147)	(2,452)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(689)	$(504)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	85,097	62,684

Diluted	85,527	62,950

LOSS PER SHARE
Basic and diluted net loss per share from continuing operations	$(0.01)	$(0.01)
Basic and diluted net income (loss) per share from discontinued operations	—	—

Basic and diluted net loss per share	$(0.01)	$(0.01)

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013

NET INCOME	$3,325	$1,883

Other comprehensive income (loss), net of tax:
Changes in unrealized loss on derivatives	(68)	107
Total other comprehensive income (loss)	(68)	107

COMPREHENSIVE INCOME	3,257	1,990

COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Operating partnership	(11)	(23)
Joint venture	(123)	(37)

COMPREHENSIVE INCOME ATTRIBUTABLE TO SUMMIT HOTEL PROPERTIES, INC.	3,391	2,050

PREFERRED DIVIDENDS	(4,147)	(2,452)

COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(756)	$(402)

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except share amounts)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

						Accumulated
	Shares of		Shares of			Other	Accumulated	Total	Noncontrolling Interests
	Preferred	Preferred	Common	Common	Additional	Comprehensive	Deficit and	Stockholders’	Operating		Total
	Stock	Stock	Stock	Stock	Paid-In Capital	Income (Loss)	Distributions	Equity	Partnership	Joint Venture	Equity

BALANCES, DECEMBER 31, 2013	8,400,000	$84	85,402,408	$854	$882,858	$(1,379)	$(72,577)	$809,840	$4,722	$7,816	$822,378

Common stock redemption of common units	—	—	126,155	1	26	—	—	27	(27)	—	—
Common units issued for acquisition	—	—	—	—	—	—	—	—	3,685	—	3,685
Dividends paid	—	—	—	—	—	—	(13,769)	(13,769)	(123)	—	(13,892)
Equity-based compensation	—	—	—	—	461	—	—	461	6	—	467
Other comprehensive loss	—	—	—	—	—	(67)	—	(67)	(1)	—	(68)
Net income (loss)	—	—	—	—	—	—	3,458	3,458	(10)	(123)	3,325

BALANCES, MARCH 31, 2014	8,400,000	$84	85,528,563	$855	$883,345	$(1,446)	$(82,888)	$799,950	$8,252	$7,693	$815,895

BALANCES, DECEMBER 31, 2012	5,000,000	$50	46,159,652	$462	$468,820	$(528)	$(31,985)	$436,819	$36,718	$—	$473,537

Net proceeds from sale of common stock	—	—	17,250,000	172	147,981	—	—	148,153	—	—	148,153
Net proceeds from sale of preferred stock	3,400,000	34	—	—	81,917	—	—	81,951	—	—	81,951
Common stock redemption of common units	—	—	1,974,669	20	6,547	—	—	6,567	(6,567)	—	—
Contribution by noncontrolling interests in joint venture	—	—	—	—	—	—	—	—	—	7,500	7,500
Dividends paid	—	—	—	—	—	—	(9,879)	(9,879)	(366)	—	(10,245)
Equity-based compensation	—	—	293,704	3	418	—	—	421	—	—	421
Other comprehensive income	—	—	—	—	—	102	—	102	5	—	107
Net income (loss)	—	—	—	—	—	—	1,948	1,948	(28)	(37)	1,883

BALANCES, MARCH 31, 2013	8,400,000	$84	65,678,025	$657	$705,683	$(426)	$(39,916)	$666,082	$29,762	$7,463	$703,307

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013

OPERATING ACTIVITIES
Net income	$3,325	$1,883
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	15,434	11,490
Amortization of prepaid lease	12	12
Loss on impairment of assets	—	1,500
Equity-based compensation	467	421
Deferred tax asset	(5)	104
Gain on disposal of assets	(61)	(1,640)
Changes in operating assets and liabilities:
Restricted cash — operating	(1,689)	871
Trade receivables	(5,381)	(7,199)
Prepaid expenses and other	2,530	2,423
Accounts payable and accrued expenses	7,667	1,220

NET CASH PROVIDED BY OPERATING ACTIVITIES	22,299	11,085

INVESTING ACTIVITIES
Acquisitions of hotel properties	(89,985)	(210,335)
Investment in hotel properties under development	—	(77)
Acquisition of land held for development	—	(2,800)
Improvements and additions to hotel properties	(19,037)	(8,520)
Purchases of office furniture and equipment	(5)	(224)
Proceeds from asset dispositions, net of closing costs	2,681	9,198
Restricted cash — FF&E reserve	(452)	(14,030)

NET CASH USED IN INVESTING ACTIVITIES	(106,798)	(226,788)

FINANCING ACTIVITIES
Proceeds from issuance of debt	90,998	74,000
Principal payments on debt	(2,364)	(77,649)
Financing fees on debt	(398)	(1,196)
Proceeds from equity offerings, net of offering costs	—	237,603
Dividends paid and distributions to members	(13,892)	(10,245)

NET CASH PROVIDED BY FINANCING ACTIVITIES	74,344	222,513

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,155)	6,810

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	46,706	13,980

END OF PERIOD	$36,551	$20,790

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$6,028	$3,925

Capitalized interest	$45	$77

Cash payments for income taxes, net of refunds	$135	$81

Mortgage debt from acquisitions of hotel properties	$43,172	$23,423

Common units issued for acquisition	$3,685	$—

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -                  DESCRIPTION OF BUSINESS

Summit Hotel Properties, Inc. (the “Company”) is a self-managed hotel investment company that was organized on June 30, 2010 as a Maryland corporation. The Company holds both general and limited partnership interests in Summit Hotel OP, LP (the “Operating Partnership”), a Delaware limited partnership also organized on June 30, 2010. On February 14, 2011, the Company closed on its initial public offering (“IPO”) of 26,000,000 shares of common stock and a concurrent private placement of 1,274,000 shares of common stock. Effective February 14, 2011, the Operating Partnership and Summit Hotel Properties, LLC (the “Predecessor”) completed the merger of the Predecessor with and into the Operating Partnership (the “Merger”). Unless the context otherwise requires, “we,” “us” and “our” refer to the Company and its subsidiaries.

Summit Hotel OP, LP, the Operating Partnership subsidiary of the Company, filed a Form 15 on December 12, 2013 to voluntarily suspend its duty to file periodic and other reports with the Securities and Exchange Commission (the “SEC”) and to voluntarily deregister its common units of limited partnership interest under the Securities and Exchange Act of 1934 (the “Exchange Act”). As a result of filing the Form 15 with the SEC, the Operating Partnership is no longer required to file annual, quarterly or periodic reports with the SEC. The filing of the Form 15 by the Operating Partnership did not impact the registration of the Company’s common stock under the Exchange Act or the Company’s obligations as a reporting issuer under the Exchange Act.

At March 31, 2014, our portfolio consists of 90 upscale and upper midscale hotels with a total of 11,353 guestrooms located in 22 states. The hotels are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiary (“TRS”). We indirectly own 100% of the outstanding equity interests in all but one of our TRS Lessees. We indirectly own an 80% controlling interest in the TRS Lessee associated with the Holiday Inn Express & Suites in San Francisco, CA, which we acquired in early 2013 through a joint venture.

NOTE 2 -                  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

We prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the first quarter of 2014 may not be indicative of the results that may be expected for the full year 2014. For further information, please read the financial statements included in our Form 10-K for the year ended December 31, 2013.

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

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

asset level. As each of our assets has similar economic characteristics, the assets have been aggregated into one reportable segment.

Assets Held for Sale and Discontinued Operations

We classify assets as held for sale in the period in which certain criteria are met, including when the sale of the asset within one year is probable. Assets held for sale are no longer depreciated and are carried at the lower of carrying amount or fair value, less selling costs.

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

Income Taxes

We are taxed as a REIT under certain provisions of the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually to our shareholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, which does not necessarily equal net income as calculated in accordance with GAAP. As a REIT, we generally will not be subject to federal income tax (other than taxes paid by our TRS) to the extent we currently distribute 100% of our REIT taxable income to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will be unable to re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT, unless we satisfy certain relief provisions.

We account for federal and state income taxes of our TRS using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amounts of existing assets and liabilities based on generally accepted accounting principles and respective carrying amounts for tax purposes, and operating losses and tax-credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the change in tax rates. However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized based on consideration of available evidence, including future reversals of taxable temporary differences, future projected taxable income and tax planning strategies.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

New Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  The ASU changed the criteria for reporting discontinued operations while enhancing related disclosures.  Criteria for discontinued operations will now include only disposals that represent a strategic shift in operations with a major effect on operations and financial results.  The ASU is to be applied on a prospective basis and would be effective for us beginning January 1, 2015; however, we have elected early adoption, which is permitted for disposals, and classifications as held for sale, which have not been reported previously. While we have elected early adoption for our consolidated financial statements and footnote disclosures, the sale of the AmericInn, Aspen Hotel & Suites and Hampton Inn in Fort Smith, AR are included in discontinued operations as these hotels were classified as held for sale in our consolidated financial statements for the year ended December 31, 2013. The AmericInn and Aspen Hotel & Suites were sold in January 2014.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 -                  HOTEL PROPERTY ACQUISITIONS

Hotel property acquisitions in the three months ended March 31, 2014 and 2013 include (in thousands):

Date Acquired	Franchise/Brand	Location	Purchase Price	Debt Assumed

First Quarter 2014
January 9	Hilton Garden Inn	Houston, TX	$37,500	$17,846
January 10	Hampton Inn	Santa Barbara (Goleta), CA	27,900	12,037
January 24	Four Points by Sheraton	South San Francisco, CA	21,250	—
March 14	DoubleTree by Hilton	San Francisco, CA	39,060	13,289

Total Three Months Ended March 31, 2014		4 hotel properties	$125,710	$43,172

First Quarter 2013
January 22	Hyatt Place	Chicago (Hoffman Estates), IL	$9,230	$—
January 22	Hyatt Place	Orlando (Convention), FL	12,252	—
January 22	Hyatt Place	Orlando (Universal), FL	11,843	—
February 11	Holiday Inn Express & Suites (1)	San Francisco, CA	60,500	23,423
March 11	SpringHill Suites by Marriott	New Orleans, LA	33,095	—
March 11	Courtyard by Marriott	New Orleans (Convention), LA	30,827	—
March 11	Courtyard by Marriott	New Orleans (French Quarter), LA	25,683	—
March 11	Courtyard by Marriott	New Orleans (Metairie), LA	23,539	—
March 11	Residence Inn by Marriott	New Orleans (Metairie), LA	19,890	—

Total Three Months Ended March 31, 2013		9 hotel properties	$226,859	$23,423

(1) This hotel property was acquired by a joint venture in which we own an 80% controlling interest.

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions follows (in thousands):

	March 31,
	2014	2013

Land	$8,600	$33,476
Hotel buildings and improvements	114,713	187,754
Furniture, fixtures and equipment	3,389	5,629
Other assets	11,542	7,443
Total assets acquired	138,244	234,302
Less debt assumed	(43,172)	(23,423)
Less other liabilities	(1,402)	(545)
Net assets acquired	$93,670	$210,334

The allocations for certain of the acquisitions for the three months ended March 31, 2014 are based on preliminary information and are, therefore, subject to change.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total revenues and net income  for hotel properties acquired for the three months ended March 31, 2014 and 2013, which are included in our consolidated statements of operations follows (in thousands):

	For the Three Months Ended March 31,
	2014 Acquisitions	2013 Acquisitions
	2014	2014	2013

Revenues	$4,898	$15,741	$6,779

Net income	$233	$2,076	$1,136

The results of operations of acquired hotel properties are included in the consolidated statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information presents the results of operations as if all acquisitions in 2013 and first quarter 2014 had taken place on January 1, 2013. The unaudited condensed pro forma information excludes discontinued operations, is for comparative purposes only, and is not necessarily indicative of what actual results of operations would have been had the hotel property acquisitions taken place on January 1, 2013. This information does not purport to represent results of operations for future periods.

The unaudited condensed pro forma financial information for the three months ended March 31, 2014 and 2013 follows (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2014	2013

Revenues	$91,659	$85,342

Net income	$2,990	$3,794

Net income (loss) per share attributable to common stockholders - basic and diluted	$(0.01)	$0.02

NOTE 4 -                  INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties includes (in thousands):

	March 31,	December 31,
	2014	2013

Land	$163,359	$154,831
Hotel buildings and improvements	1,112,152	993,372
Construction in progress	33,188	24,242
Furniture, fixtures and equipment	151,955	142,976
	1,460,654	1,315,421
Less accumulated depreciation	(180,399)	(165,454)

	$1,280,255	$1,149,967

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 -                  ASSETS HELD FOR SALE

Assets held for sale and related debt include (in thousands):

	March 31,	December 31,
	2014	2013

Land	$960	$1,183
Hotel building and improvements	8,369	10,290
Furniture, fixtures and equipment	394	751

	$9,723	$12,224

At March 31, 2014, assets held for sale include a land parcel in Spokane, WA, which is under contract to sell and the Hampton Inn in Fort Smith, AR.

At December 31, 2013, assets held for sale include the AmericInn Hotel & Suites and the Aspen Hotel & Suites in Fort Smith, AR which were sold on January 17, 2014, and a land parcel in Spokane, WA, which is under contract to sell and the Hampton Inn in Fort Smith, AR.

NOTE 6 -                  DEBT

Our debt is comprised of a senior unsecured revolving credit facility and mortgage loans secured by various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 4.61% at March 31, 2014 and 5.03% at December 31, 2013, respectively. Our total fixed-rate and variable-rate debt, after giving effect to our interest rate derivatives, follows (in thousands):

	March 31,	December 31,
	2014	2013

Fixed-rate debt	$474,428	$358,590
Variable-rate debt	92,968	76,999

	$567,396	$435,589

Information about the fair value of our fixed-rate debt that is not recorded at fair value follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique

Fixed-rate debt not recorded at fair value	$370,737	$359,006	$329,544	$319,429	Level 2 - Market approach

At March 31, 2014 and December 31, 2013, we had variable rate debt of $194.7 million and $104.0 million, respectively, which had effectively been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Senior Unsecured Credit Facility

At March 31, 2014, we have a $300.0 million senior unsecured credit facility. Deutsche Bank AG New York Branch (“Deutsche Bank”) is the administrative agent and Deutsche Bank Securities Inc. is the sole lead arranger. The syndication of lenders includes Deutsche Bank; Bank of America, N.A.; Royal Bank of Canada; Key Bank; Regions Bank; Fifth Third Bank; Raymond James Bank, N.A.; and U.S. Bank National Association. Certain of our existing and future subsidiaries that own or lease an “unencumbered asset” will be required to guaranty this credit facility.

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

At March 31, 2014, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which, we had $166.0 million borrowed, $13.9 million in standby letters of credit, and $120.1 million available to borrow.

Term Loans

At March 31, 2014, we had $476.4 million in term loans outstanding. These term loans are secured primarily by first mortgage liens on hotel properties.

On January 9, 2014, as part of our acquisition of the 182-guestroom Hilton Garden Inn in Houston, TX, we assumed a $17.9 million mortgage loan with a fixed interest rate of 6.22%, an amortization period of 30 years, and a maturity date of November 1, 2016.

On January 10, 2014, as part of our acquisition of the 98-guestroom Hampton Inn in Santa Barbara (Goleta), CA, we assumed a $12.0 million mortgage loan with a fixed interest rate of 6.133%, an amortization period of 25 years, and a maturity date of November 11, 2021.

On March 14, 2014, as part of our acquisition of the 210-guestroom DoubleTree by Hilton in San Francisco, CA, we assumed a $13.3 million mortgage loan with a fixed interest rate of 5.98%, an original amortization period of 30 years, and a maturity date of March 8, 2016.

On March 28, 2014, we amended our loan with GE Capital Financial cross-collateralized by the Courtyard by Marriott and the SpringHill Suites by Marriott, both located in Scottsdale, AZ. The loan was amended to bear interest at a fixed rate of 5.39% and the maturity date was extended to April 1, 2020.

On March 28, 2014, we amended two loans with General Electric Capital Corp. cross-collateralized by the Hilton Garden Inn (Lakeshore) and the Hilton Garden Inn (Liberty Park), both located in Birmingham, AL. Both loans were amended to bear interest at a fixed rate of 5.39% and the maturity dates were extended to April 1, 2020.

NOTE 7 -                  COMMITMENTS AND CONTINGENCIES

Pending Hotel Property Acquisitions

At March 31, 2014, we had a purchase agreement for $37.7 million that has not been closed as of the issuance of these financial statements. This acquisition is contingent upon customary closing conditions; therefore, there is no assurance that it will be completed.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business; however, there are currently no actions pending against us that we believe would have a material impact on our financial condition or results of operations.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 -      EQUITY

Common Stock

On January 3, 2013, we issued 1,974,669 shares of common stock to limited partners of the Operating Partnership upon redemption of their Common Units.

On January 14, 2013, we completed an underwritten public offering of 17,250,000 shares of common stock. Net proceeds were $148.1 million, after the underwriting discount and offering-related expenses of $7.2 million.

On March 1, 2013, we issued 292,090 shares of common stock to our executive officers pursuant to our 2011 Equity Incentive Plan. On March 22, 2013, we issued 1,614 shares of common stock to one of our independent directors in lieu of cash for director fees.

Preferred Stock

On March 20, 2013, we completed a public offering of 3,400,000 shares of 7.125% Series C Cumulative Redeemable Preferred Stock for net proceeds of $81.7 million, after the underwriting discount and offering-related expenses of $3.3 million.

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

Noncontrolling Interests in Operating Partnership

Pursuant to the limited partnership agreement, beginning on February 14, 2012, the unaffiliated third parties who hold Common Units in our Operating Partnership have the right to cause us to redeem their Common Units in exchange for cash based upon the fair value of an equivalent number of our shares of common stock at the time of redemption, or at our option, shares of our common stock on a one-for-one basis. The number of shares of our common stock issuable upon redemption of Common Units may be adjusted upon the occurrence of certain events such as share dividend payments, share subdivisions or combinations.

On January 3, 2013, we redeemed 1,974,669 Common Units for 1,974,669 shares of our common stock.

On January 2, 2014, we redeemed 126,155 Common Units for 126,155 shares of our common stock.

On January 10, 2014, as part of our acquisition of the Hampton Inn in Santa Barbara (Goleta), CA, we issued 412,174 Common Units in our Operating Partnership valued at $3.7 million.

At March 31, 2014 and December 31, 2013, unaffiliated third parties owned 1,097,444 and 811,425, respectively, of Common Units of the Operating Partnership, representing an approximate 1% limited partnership interest in the Operating Partnership.

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

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Stock Options

Stock option activity for the three months ended March 31, 2014 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value (Current Value Less Exercise Price)
		(Per share)	(In years)	(in thousands)
Outstanding, December 31, 2013	893,000	$9.75	7.2	$—
Granted	—
Exercised	—
Forfeited	—

Outstanding, March 31, 2014	893,000	$9.75	6.9	$—

Exercisable, March 31, 2014	535,800	$9.75	6.9	$—

Time-Based Restricted Stock Awards

On March 1, 2013, we awarded time-based restricted stock awards for 106,518 shares of common stock to our executive officers. These awards vest over a three year period based on continued service (25% on February 28, 2014 and 2015 and 50% on February 28, 2016), or upon a change in control, and are subject to the other conditions described in our 2011 Equity Incentive Plan. The holders of these awards have the right to vote the related shares of common stock and receive all dividends declared and paid whether or not vested.

The fair value of time-based restricted stock awards granted is calculated based on the market value on the date of grant.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Time-based restricted stock activity for the three months ended March 31, 2014 follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(Per share)	(In thousands)
Non-vested, December 31, 2013	161,587	$9.10	$1,454
Granted	—	$—	—
Vested	26,630	$9.78	—
Forfeited	—	$—	—

Non-vested, March 31, 2014	134,957	$9.10	$1,252

Performance-Based Restricted Stock Awards

On March 1, 2013, we awarded performance-based restricted stock awards for 185,572 shares of common stock to our executive officers. These awards vest ratably over the next three years (2013, 2014 and 2015) subject to the attainment of certain performance goals and continued service, or upon a change in control, and are subject to the other conditions described in our 2011 Equity Incentive Plan. The holders of these awards have the right to vote the related shares of common stock and any dividends declared will be accumulated and will be subject to the same vesting conditions as the awards.

Our performance-based restricted stock awards are market-based awards and are accounted for based on the  fair value of our common stock on the grant date. These awards vest based on a performance measurement that requires the Company’s total shareholder return (“TSR”) to exceed the TSR for the SNL U.S. Lodging REIT Index for a designated one, two or three year performance period. The fair value of performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model.

No performance-based restricted stock awards vested during the three months ended March 31, 2014 because performance goals were not met.

Performance-based restricted stock activity for the three months ended March 31, 2014 follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(Per share)	(In thousands)
Non-vested, December 31, 2013	268,174	$7.30	$2,414
Granted	—	$—	—
Vested	—	$—	—
Forfeited	—	$—	—

Non-vested, March 31, 2014	268,174	$7.30	$2,489

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Director Stock Awards

Our directors have the option to receive shares of our common stock in lieu of cash for their director fees. In the three months ended March 31, 2014, we issued no shares of common stock for director fees.

Equity-Based Compensation Expense

Equity-based compensation expense for the three months ended March 31, 2014 and 2013 follows (in thousands):

	For the Three Months Ended March 31,
	2014	2013

Included in corporate general and administrative salaries and other compensation in the statements of operations:
Stock options	$155	$156
Time-based restricted stock	167	109
Performance-based restricted stock	145	140

	467	405
Included in corporate general and administrative other in the statements of operations:
Director stock	—	16

	$467	$421

The amount of expense may be subject to adjustment in future periods depending upon the attainment of specific goals, which affect the vesting of the performance-based restricted stock, or a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards was $3.0 million at March 31, 2014. We expect to recognize this cost over a remaining weighted-average period of 1.5 years.

NOTE 10 -    LOSS ON IMPAIRMENT OF ASSETS

In the three months ended March 31, 2013, we recognized a loss on impairment of assets of $1.5 million related to the SpringHill Suites in Lithia Springs, GA and the Courtyard by Marriott in Memphis, TN. These hotel properties were classified as held for sale at March 31, 2013 and subsequently sold in 2013. Their operating results, including impairment charges, are included in discontinued operations.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 -    DERIVITIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at March 31, 2014 and December 31, 2013 follows (dollars in thousands):

	March 31, 2014			December 31, 2013
	Number of Instruments	Notional Amount	Fair Value	Number of Instruments	Notional Amount	Fair Value

Interest rate swaps (asset)	3	$28,957	$208	3	$29,273	$253
Interest rate swaps (liability)	1	75,000	(1,796)	1	75,000	(1,772)

	4	$103,957	$(1,588)	4	$104,273	$(1,519)

Our interest rate swaps are designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique, and are all in a liability position. At March 31, 2014, we had not posted any collateral related to these agreements and were not in breach of any financial provisions of the agreements. If we had breached any agreement provisions, we could have been required to settle our obligations under these agreements at their aggregate termination value of $1.8 million at March 31, 2014.

Details of the location in the financial statements of the loss recognized on derivative financial instruments designated as cash flow hedges follows (in thousands):

	For the Three Months Ended March 31,
	2014	2013

Gain (loss) recognized in accumulated other comprehensive income on derivative financial instruments (effective portion)	$(495)	$21

Loss reclassified from accumulated other comprehensive income to interest expense (effective portion)	$(427)	$(86)

Amounts reported in accumulated other comprehensive income (loss) related to derivative financial instruments will be reclassified to interest expense as interest payments are made on the hedged variable-rate debt.

NOTE 12 — INCOME TAXES

Income taxes for the interim periods presented have been included in our consolidated financial statements on the basis of an estimated annual effective tax rate. Our effective tax rate is impacted by the mix of earnings and losses by taxing jurisdictions. Our earnings (losses), other than in our TRSs, are not generally subject to federal corporate and state income taxes due to our REIT election.

Due to the decrease in cumulative losses over the past three years, management believes that sufficient positive evidence could become available in the future to reach a conclusion that the valuation allowance will no longer be needed, in whole or in part. Acceleration of improved operating results or significant taxable income from specific non-recurring transactions could further impact this assessment. The likelihood of realizing the benefit of deferred tax assets and the related need for a valuation allowance is assessed on an ongoing basis. This assessment requires estimates and significant management judgment as to future operating results, as well as an evaluation of the effectiveness of our tax planning strategies. At this time, we are not able to reasonably estimate when sufficient positive evidence will require reversal of the valuation allowance or the impact such reversal will have on our effective tax rate.

For the first quarter of 2014 and 2013, we recorded an income tax provision attributable to continuing operations of $0.1 million and $0.2 million, respectively.  We had no unrecognized tax benefits at March 31, 2014. We expect no significant changes in unrecognized tax benefits within the next year.  We recognize interest expense and penalties associated with unrecognized tax benefits as a component of income tax expense.

NOTE 13 — FAIR VALUE

The following table presents information about our financial instruments measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at March 31, 2014 using
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$9,723	$—	$9,723
Interest rate swaps (asset)	—	208	—	208
Liabilities:
Interest rate swaps (liability)	—	1,796	—	1,796
Fixed-rate debt	—	359,006	—	359,006

	Fair Value Measurements at December 31, 2013 using
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$12,224	$—	$12,224
Interest rate swaps (asset)	—	253	—	253
Liabilities:
Interest rate swaps (liability)	—	1,772	—	1,772
Fixed-rate debt	—	319,429	—	319,429

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the first quarter of 2014.

NOTE 14 - DISCONTINUED OPERATIONS

We have adjusted our consolidated statement of operations for the three months ended March 31, 2014 and 2013 to reflect the operations of hotel properties sold or classified as held for sale in discontinued operations. Discontinued operations include the following hotel properties that have been sold:

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

•                  Fairfield Inn and AmericInn in Salina, KS — sold November 2013;

•                  Hampton Inn and Fairfield Inn & Suites in Boise, ID — sold November 2013;

•                  Holiday Inn Express in Emporia, KS — sold December 2013; and

•                  AmericInn and Aspen Hotel & Suites in Fort Smith, AR - sold on January 17, 2014.

In addition, discontinued operations also include the following hotel property that is classified as held for sale at March 31, 2014:

•                  Hampton Inn in Fort Smith, AR.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed results of operations for the hotel properties included in discontinued operations follow (in thousands):

	For the Three Months Ended March 31,
	2014	2013

REVENUE	$1,088	$6,292

Hotel operating expenses	770	4,863
Depreciation and amortization	4	839
Loss on impairment of assets	—	1,500

INCOME (LOSS) FROM HOTEL OPERATIONS	314	(910)
Interest expense	—	103
Gain on disposal of assets	(63)	(1,634)

INCOME BEFORE TAXES	377	621

INCOME TAX BENEFIT (EXPENSE)	1	(264)

INCOME FROM DISCONTINUED OPERATIONS	$378	$357

INCOME FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO NONCONTROLLING INTEREST	$5	$18

INCOME FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$373	$339

NOTE 15 - EARNINGS (LOSS) PER SHARE/UNIT

We apply the two-class method of computing earnings per share, which requires the calculation of separate earnings per share amounts for our non-vested time-based restricted stock awards with nonforfeitable dividends and for our common stock. Our non-vested time-based restricted stock awards with nonforfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. Our non-vested time-based restricted stock awards with nonforfeitable dividends do not have such an obligation so they are not allocated losses.

At March 31, 2014 and 2013, we had 893,000 stock options outstanding which were not included in the computation of diluted earnings per share, as the options’ exercise price was greater than the average market price of our common shares.

For the three months ended March 31, 2013, our basic and diluted earnings per share are based on basic weighted average common shares outstanding due to our loss attributable to common stockholders.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the components used to calculate basic and diluted earnings per share follows (in thousands, except per share):

	For the Three Months Ended March 31,
	2014	2013
Numerator:
Income from continuing operations	$2,947	$1,526
Less: Preferred dividends	4,147	2,452
Allocation to participating securities	15	21
Attributable to noncontrolling interest	(138)	(83)
Loss from continuing operations attributable to common stockholders	(1,077)	(864)
Income from discontinued operations attributable to common stockholders	373	339

Net loss attributable to common stockholders	$(704)	$(525)

Denominator:
Weighted average common shares outstanding - basic	85,097	62,684
Dilutive effect of equity-based compensation awards	430	266

Weighted average common shares outstanding - diluted	85,527	62,950

Earnings per common share - basic and diluted:
Net loss from continuing operations	$(0.01)	$(0.01)
Net income (loss) from discontinued operations	—	—

Net loss	$(0.01)	$(0.01)

NOTE 16 — SUBSEQUENT EVENTS

Equity Transactions

On April 1, 2014, we issued 22,570 shares of common stock for Common Units of our Operating Partnership which were tendered for redemption on January 31, 2014.

On May 6, 2014, our Board of Directors declared cash dividends of $0.1125 per share of common stock, $0.578125 per share of 9.25% Series A Cumulative Redeemable Preferred Stock, $0.4921875 per share of 7.875% Series B Cumulative Redeemable Preferred Stock, and $0.4453125 per share of 7.125% Series C Cumulative Redeemable Preferred Stock. These dividends are payable May 30, 2014.

On May 6, 2014, we closed on a $25 million loan with Compass Bank.  The loan carries a variable rate of 30-day LIBOR plus 240 basis points, amortizes over 25 years, and has a May 6, 2020 maturity date.  The loan is secured by first mortgage liens on the Hampton Inn & Suites hotels located in Poway, CA, Camarillo, CA and Fort Worth, TX. The net proceeds from this loan were used to pay down our senior unsecured credit facility.

Item 2.                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2013 and our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.

Unless stated otherwise or the context otherwise requires, references in this report to “we,” “our,” “us,” “our company” or “the company” mean Summit Hotel Properties, Inc. and its consolidated subsidiaries.

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

•                       our failure to maintain our qualification as a REIT under the Internal Revenue Code of 1986, as amended;

•                       changes in our business or investment strategy;

•                       availability, terms and deployment of capital;

•                       general volatility of the capital markets and the market price of our shares of common stock;

•                       environmental uncertainties and risks related to natural disasters; and

•                       other factors described under the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Overview

We focus primarily on acquiring and owning premium-branded select-service hotels in the upscale and upper midscale segments of the U.S. lodging industry, as these segments are currently defined by Smith Travel Research (“STR”). Since completion of our IPO on February 14, 2011, we have acquired 47 hotels containing 6,539 guestrooms for purchase prices aggregating $916.7 million. Currently, we own 90 hotels containing 11,353 guestrooms located in 22 states. Except for six hotels, five of which are subject to ground leases and one of which is subject to a PILOT (payment in lieu of taxes) lease, we own our hotels in fee simple. Our hotels are located in markets in which we have extensive experience and that exhibit multiple demand generators, such as business and corporate headquarters, retail centers, airports and tourist attractions.

The majority of our hotels operate under premium franchise brands owned by Marriott International, Inc. (“Marriott”) (Courtyard by Marriott®, Residence Inn by Marriott®, SpringHill Suites by Marriott®, Fairfield Inn & Suites by Marriott®, and TownePlace Suites by Marriott®), Hilton Worldwide (“Hilton”) (DoubleTree by Hilton®, Hampton Inn®, Hampton Inn & Suites®, Homewood Suites® and Hilton Garden Inn®), Intercontinental Hotel Group (“IHG”) (Holiday Inn®, Holiday Inn Express®, Holiday Inn Express & Suites® and Staybridge Suites®) and an affiliate of Hyatt Hotels Corporation (“Hyatt”) (Hyatt Place® and Hyatt House®).

We have elected to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011.  To qualify as a REIT, we cannot operate or manage our hotels.  Accordingly, we lease substantially all of our hotels to wholly owned subsidiaries of our taxable REIT subsidiary (our “TRS lessees”).

At March 31, 2014, all of our hotel properties are operated pursuant to hotel management agreements with third party hotel management companies, including the following:

•                       Interstate Management Company, LLC (“Interstate”) and its affiliate Noble Management Group, LLC (“Noble”) — 49 hotel properties

•                       Select Hotels Group, LLC (“Hyatt Management”) — 12 hotel properties

•                       Affiliates of Marriott, including Courtyard Management Corporation (“Courtyard Management”), Spring Hill SMC Corporation (“Spring Hill Management”) and Residence Inn by Marriott, Inc. (“Residence Inn Management”) — six hotel properties

•                       White Lodging Services Corporation (“White Lodging”) — four hotel properties

•                       Kana Hotels, Inc. (“Kana Hotels”) — three hotel properties

•                       InterMountain Management, LLC (“InterMountain”) and its affiliate, Pillar Hotels and Resorts, LP (“Pillar”) — four hotel properties

•                       Affiliates of IHG including IHG Management (Maryland) LLC (“IHG Management”) and Intercontinental Hotel Group Resources, Inc. (“Intercontinental Management”) — two hotel properties

•                       HP Hotels Management Company, Inc. (“HP Hotels”) — two hotel properties

•                       OTO Development, LLC (“OTO Management”) — two hotel properties

•                       Tsunami Hotel Management LLC (“Tsunami Hotel Management”) — three hotel properties

•                       Lodging Dynamics Hospitality Group (“Lodging Dynamics”) — one hotel property

•                       American Liberty Hospitality, Inc. (“American Liberty”) — one hotel property

•                       Stonebridge Realty Advisors, Inc. (“Stonebridge”) — one hotel property

Our TRS lessees, defined below, may also employ other hotel managers in the future. We have, and will have, no ownership or economic interest in any of the hotel management companies engaged by our TRS lessees.

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

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is correlated to macroeconomic trends. Key drivers of demand include growth in gross domestic product, or GDP, corporate profits, capital investments and employment. Following periods of recession, recovery of room-night demand for lodging historically has lagged improvements in the overall economy. However, in the economic recovery beginning in early 2010, room-night demand has led improvements in the overall economy. Although we expect that our hotels will realize meaningful RevPAR gains as the economy and lodging industry continue to improve, the risk exists that global and domestic economic conditions may cause the economic recovery to stall, which likely would adversely affect our growth and financial performance expectations.

We have a positive outlook about macro-economic conditions and their effect on room-night demand.  We also expect that our near-term results will not be adversely affected by increased lodging supply in our markets. Growth in lodging supply typically lags growth in room-night demand. Key drivers of lodging supply include the availability and cost of capital, construction costs, local real estate market conditions and availability and pricing of existing properties. As a result of the scarcity of financing, a severe recession and declining operating fundamentals, during 2008 and 2009 many planned hotel developments were cancelled or postponed. We believe the effect of the severe recession will be prolonged compared with prior recessions, which could limit supply growth.

Our Hotel Property Portfolio

At March 31, 2014, our hotel property portfolio consisted of 90 hotels containing 11,353 guestrooms. Of these hotels, according to STR’s current chain segment designations, 60 hotels containing 7,968 guestrooms are “upscale,” and 30 hotels containing 3,385 guestrooms are “upper midscale.” Information for our hotel properties by franchisor as of March 31, 2014 follows:

Franchise/Brand	Number of Hotel Properties	Number of Guestrooms
Marriott
Courtyard by Marriott (1)	11	1,662
SpringHill Suites by Marriott	9	1,188
Residence Inn by Marriott	7	805
Fairfield Inn & Suites by Marriott	7	751
TownePlace Suites by Marriott	1	90
Total Marriott	35	4,496
Hilton
Hilton Garden Inn	9	1,076
Hampton Inn (2)	6	631
Hampton Inn & Suites	7	834
DoubleTree by Hilton	2	337
Homewood Suites	1	91
Total Hilton	25	2,969
Hyatt
Hyatt Place	16	2,224
Hyatt House	1	135
Total Hyatt	17	2,359
IHG
Holiday Inn Express	2	185
Holiday Inn Express & Suites (3)	4	561
Holiday Inn	1	143
Staybridge Suites	2	213
Total IHG	9	1,102
Starwood
Aloft	1	136
FourPoints by Sheraton	1	101
Total Starwood	2	237
Carlson
Country Inn & Suites by Carlson	2	190
Total	90	11,353

(1)         We own a 90% controlling interest in the Courtyard by Marriott located in Atlanta, GA with the obligation to acquire the remaining 10% interest in 2016.

(2)         Includes one hotel property that is classified as held for sale at March 31, 2014 in our financial statements.

(3)         We own an approximate 80% controlling interest in the Holiday Inn Express & Suites in San Francisco, CA with an option to acquire all remaining  interests.

Hotel Property Portfolio Activity

Acquisitions

We acquired four hotel properties in the first quarter 2014 and nine hotel properties in the first quarter 2013.  A summary of these acquisitions follows (dollars in thousands):

Date Acquired	Franchise/Brand	Location	Guest- rooms	Purchase Price	Management Company

First Quarter 2014
January 9	Hilton Garden Inn	Houston, TX	182	$37,500	American Liberty Hospitality, Inc.
January 10	Hampton Inn	Santa Barbara (Goleta), CA	98	27,900	Tsunami Hotel Management, LLC
January 24	Four Points by Sheraton	South San Francisco, CA	101	21,250	Pillar Hotels and Resorts, LP
March 14	DoubleTree by Hilton	San Francisco, CA	210	39,060	Stonebridge Realty Advisors, Inc.
Total Three months ended March 31, 2014		4 hotel properties	591	$125,710

First Quarter 2013
January 22	Hyatt Place	Chicago (Hoffman Estates), IL	126	$9,230	Select Hotels Groups, LLC
January 22	Hyatt Place	Orlando (Convention), FL	149	12,252	Select Hotels Groups, LLC
January 22	Hyatt Place	Orlando (Universal), FL	151	11,843	Select Hotels Groups, LLC
February 11	IHG / Holiday Inn Express & Suites	San Francisco, CA	252	60,500	Intercontinental Hotels Group Resources, Inc.
March 11	SpringHill Suites by Marriott	New Orleans, LA	208	33,095	Spring Hill SMC Corporation
March 11	Courtyard by Marriott	New Orleans (Convention), LA	202	30,827	Courtyard Management Corporation
March 11	Courtyard by Marriott	New Orleans (French Quarter), LA	140	25,683	Courtyard Management Corporation
March 11	Courtyard by Marriott	New Orleans (Metairie), LA	153	23,539	Courtyard Management Corporation
March 11	Residence Inn by Marriott	New Orleans (Metairie), LA	120	19,890	Residence Inn by Marriott, Inc.
Total Three months ended March 31, 2013		9 hotel properties	1,501	$226,859

First Quarter 2014 Acquisitions

On January 9, 2014, we purchased a Hilton Garden Inn in Houston, TX for $37.5 million including the assumption of a $17.8 million mortgage loan with a fixed interest rate of 6.22%, an original amortization period of 30 years, and a maturity date of November 1, 2016. We expect to spend $3.4 million in renovations at this hotel over the next twelve months, for an estimated total cost of $224,700 per key.

On January 10, 2014, we purchased a Hampton Inn in Santa Barbara (Goleta), CA for $27.9 million including: i) the assumption of a $12.0 million mortgage loan with a fixed interest rate of 6.13%, an original amortization period of 25 years, and a maturity date of November 11, 2021, ii) the issuance of 412,174 Common Units in our Operating Partnership valued at the time of issuance at $3.7 million, and iii) $12.2 million in cash. We expect to spend $0.5 million in renovations at this hotel over the next twelve months, for an estimated total cost of $289,800 per key.

On January 24, 2014, we purchased a Four Points by Sheraton in San Francisco, CA for $21.3 million in cash. We expect to spend $1.4 million in renovations at this hotel over the next twelve months, for an estimated total cost of $224,300 per key.

On March 14, 2014, we purchased a DoubleTree by Hilton in San Francisco, CA for $39.1 million. The purchase price plus closing costs and renovation reserves was paid through: i) the assumption of a $13.3 million mortgage loan with a fixed interest rate of 5.98%, an original amortization period of 30 years, and a maturity date of March 8, 2016, and ii) $30.8 million in cash.  We anticipate spending $4.5 million in renovations to the hotel during 2014, for a total cost of $207,600 per key.

We funded the cash portion of these acquisitions and renovations with borrowings under our senior unsecured credit facility.

First Quarter 2013 Acquisitions

On January 22, 2013, we purchased from affiliates of Hyatt Hotels Corporation (“Hyatt”), a portfolio of three hotel properties. We completed renovations on two of these hotel properties and expect to spend $0.8 million for renovations over the next twelve months at the remaining property for an estimated total cost of $88,800 per key. In addition, we acquired a land parcel in Orlando, FL valued at $2.8 million that is classified as land held for development. We funded this acquisition with a portion of the proceeds from our common stock offering completed on January 14, 2013 (the “January 2013 stock offering”).

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

On March 11, 2013, we purchased a portfolio of five Marriott hotel properties. We completed renovations on two of these hotel properties and expect to spend an additional $0.8 million over the next twelve months, for an estimated total cost of $169,300 per key. We funded this acquisition with proceeds from term borrowings secured by previously acquired hotel properties and borrowings under our senior secured revolving credit facility.

Dispositions

Pursuant to our strategy to continually evaluate our hotel properties and land held for development, we sold two hotel properties in the first quarter of 2014. When a property is identified as being held for sale, we reclassify the property on our consolidated balance sheets, evaluate for potential impairment and, in the case of a hotel property, report historical and future results of operations in discontinued operations. We recognize impairment charges on hotel properties in discontinued operations and on land held for development in continuing operations. We recognized no impairment charges in the first quarter of 2014 and impairment charges of $1.5 million in the first quarter 2013.

On January 17, 2014, we sold the AmericInn Hotel & Suites and the Aspen Hotel & Suites in Fort Smith, AR for $3.1 million. These hotel properties were classified as held for sale at December 31, 2013. The sale of the AmericInn Hotel & Suites also included the assignment of its related ground lease.

On January 15, 2013, we sold the AmericInn Hotel & Suites in Golden, CO for $2.6 million. On February 15, 2013, we sold the Hampton Inn in Denver, CO for $5.5 million and recognized a gain on the sale of $1.7 million. On February 27, 2013, we sold a parcel of land in Jacksonville, FL for $1.9 million.

Results of Operations of Summit Hotel Properties, Inc.

The comparisons that follow should be reviewed in conjunction with the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As noted above, in the first quarter of 2014 we sold the AmericInn Hotel & Suites and the Aspen Hotel & Suites in Fort Smith, AR. In addition, at March 31, 2014, we classified as held for sale the Hampton Inn in Fort Smith, AR. Accordingly, we classified these hotel properties as discontinued operations and their operating results are not included in the discussion below.

Comparison of First Quarter 2014 with First Quarter 2013

Key operating metrics for our total portfolio, excluding discontinued operations, (89 hotels at March 31, 2014 and 85 hotels at March 31, 2013) and our same-store portfolio (66 hotels) for the first quarter 2014 and for first quarter 2013 follows (dollars in thousands, except ADR and RevPAR):

	First Quarter
	2014		2013		Percentage Change
	Total Portfolio (89 hotels)	Same-Store Portfolio (66 hotels)	Total Portfolio (85 hotels)	Same-Store Portfolio (66 hotels)	Total Portfolio (89/85 hotels)	Same-Store Portfolio (66 hotels)
Total revenues	$89,544	$57,250	$59,723	$52,945	49.9%	8.1%
Hotel operating expenses	$59,919	$38,418	$39,760	$35,483	50.7%	8.3%
Occupancy	72.2%	72.8%	71.5%	70.3%	1.0%	3.6%
ADR	$118.83	$110.01	$107.28	$105.22	10.8%	4.6%
RevPAR	$85.76	$80.12	$76.68	$73.94	11.8%	8.4%

Revenue. Total revenues, including room and other hotel operations revenue, increased $29.8 million in the first quarter 2014 compared with the first quarter 2013. The increase in revenues is due to an increase in same-store revenues of $4.3 million and an increase in revenues from the 19 hotel properties acquired in 2013 and four hotel properties acquired in the first quarter of 2014 (the “Acquired Hotels”) of $25.5 million.

The same-store revenue increase of $4.3 million, or 8.1%, was due to increases in occupancy to 72.8% in the first quarter 2014 compared with 70.3% in the first quarter 2013, and an increase in ADR to $110.01 in the first quarter 2014 from $105.22 in the first quarter 2013. The increases in occupancy and ADR resulted in an 8.4% increase in same-store RevPAR to $80.12 in the first quarter 2014 compared with $73.94 in the first quarter 2013. These increases were due to the improving economy, hotel industry fundamentals and renovations made at 17 hotel properties in 2013.

Hotel Operating Expenses. Hotel operating expenses increased $20.2 million in the first quarter 2014 compared with first quarter 2013. The increase is due in part to the additional operating expenses from the Acquired Hotels of $17.2 million. In addition, the increase in same-store hotel operating expenses is due to $2.9 million of variable costs related to the increase in revenue.

A summary of our hotel operating expenses for our same-store portfolio (66 hotels) for first quarter 2014 and 2013 follows (dollars in thousands):

	First Quarter		Percentage	Percentage of Revenue First Quarter
	2014	2013	Change	2014	2013
Rooms expense	$15,571	$14,586	6.8%	27.2%	27.5%
Other direct expense	7,656	7,059	8.5%	13.4%	13.3%
Other indirect expense	15,003	13,674	9.7%	26.2%	25.8%
Other expense	188	164	14.6%	0.3%	0.3%
Total hotel operating expenses	$38,418	$35,483	8.3%	67.1%	66.9%

Depreciation and Amortization. Depreciation and amortization expense increased $4.8 million in the first quarter 2014 compared with first quarter 2013, primarily due to the depreciation associated with the Acquired Hotels.

Corporate General and Administrative. Corporate general and administrative expenses increased by $1.1 million in the first quarter 2014 compared with first quarter 2013. Approximately $0.9 million of the increase was due to increased professional fees and expenses related to establishing new procedures and systems for intercompany account reconciliations, as well as performing the reconciliation of the balance sheets of intercompany company accounts between individual hotels and our consolidated statements of operations for the years ended 2013 and 2012.

Other Income/Expense. The $2.4 million increase in other income (expense) was primarily the result of an increase in interest expense due to debt incurred to finance the acquisition of the Acquired Hotels.

Cash Flows. The increase in net cash provided by operating activities of $11.2 million for first quarter 2014 compared with first quarter 2013 primarily resulted from a $1.4 million improvement in earnings, a $3.9 million increase in depreciation and amortization, and a $6.4 million increase in accounts payable and accrued expenses. The increase in depreciation was primarily related to the Acquired Hotels. The $120.0 million decrease in net cash used in investing activities for the first quarter 2014 compared with the first quarter 2013 primarily resulted from a $120.4 million decrease in acquisitions of hotel properties and a $13.6 million decrease in restricted cash related to renovation reserves funded; partially offset by a $10.5 million increase in improvements and additions to hotel properties and a $6.5 million decrease in net proceeds from asset dispositions. The $148.2 million decrease in net cash provided by financing activities for the first quarter 2014 compared with the first quarter 2013 resulted from a $237.6 million decrease in proceeds from equity offerings, partially offset by a $75.3 million decrease in payments on debt and a $3.6 million increase in dividends and distributions.

Discontinued Operations

Pursuant to our strategy, we continually evaluate our hotel properties for potential sale and redeployment of capital. When a hotel property is sold or identified as being held for sale, we report its historical and future results of operations, including impairment charges, in discontinued operations. In the first quarter 2014, we reported the following hotel properties in discontinued operations:

•      AmericInn Hotel & Suites, Fort Smith, AR;

•      Aspen Hotel & Suites, Fort Smith, AR;

•      Hampton Inn, Fort Smith, AR

The AmericInn Hotel & Suites and the Aspen Hotel & Suites located in Fort Smith, AR were sold on January 17, 2014. The Hampton Inn in Fort Smith, AR was classified as held for sale at March 31, 2014.

A summary of results from our hotel properties included in discontinued operations follows (in thousands):

	First Quarter
	2014	2013
Revenues	$1,088	$6,292
Hotel operating expenses	770	4,863
Depreciation and amortization	4	839
Loss on impairment of assets	—	1,500
Interest expense	—	103
Gain on disposal of assets	(63)	(1,634)
Total expenses	711	5,671
Income from discontinued operations before income taxes	377	621
Income tax (expense) benefit	1	(264)
Income from discontinued operations	$378	$357

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards, capital expenditures to improve our hotel properties, acquisitions, interest expense and scheduled principal payments on outstanding indebtedness, and distributions to our stockholders.

Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other non-recurring capital expenditures that periodically are made with respect to our hotel properties, and scheduled debt payments, including maturing loans.

To satisfy the requirements for qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding any net capital gains. We generally intend to distribute at least 100% of our REIT taxable income to avoid tax on undistributed income. Therefore, if sufficient funds are not available to us from hotel dispositions, our senior unsecured revolving credit facility and mortgage loans, we will need to raise additional capital to grow our business and invest in additional hotel properties.

We expect to satisfy our liquidity requirements with cash provided by operations, working capital, and short-term borrowings under our senior unsecured revolving credit facility. In addition, we may fund the purchase price of hotel acquisitions and cost of required capital improvements by borrowing under our senior unsecured revolving credit facility, assuming existing mortgage debt, issuing securities (including partnership units issued by our operating partnership), or incurring other mortgage debt. Further, we may seek to raise capital through public or private offerings of our equity or debt securities. However, certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders and market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all. We believe that our cash provided by operations, working capital, borrowings available under our senior unsecured revolving credit facility and other sources of funds available to us will be sufficient to meet our ongoing liquidity requirements for at least the next 12 months.

Outstanding Indebtedness

At March 31, 2014, we had $401.4 million in debt secured by mortgages on 46 hotel properties. We also had $166.0 million outstanding under our senior unsecured credit facility that was supported by 35 hotel properties unencumbered by mortgage debt. In addition, we have nine other hotel properties unencumbered by mortgage debt, including eight hotel properties (containing 1,041 guestrooms) operating under brands owned by Marriott, Hilton and Hyatt, that are available to be used as collateral for future loans.

A summary of our debt at March 31, 2014 follows (dollars in thousands):

Lender	Interest Rate March 31, 2014 (1)	Amortization Period (Years)	Maturity Date	Collateral	Amount of Debt
Senior Unsecured Credit Facility
Deutsche Bank AG New York Branch
$225 Million Revolver	2.05% Variable	n/a	October 10, 2017	n/a	$91,000	(2)
$75 Million Term Loan	3.94% Fixed	n/a	October 10, 2018	n/a	75,000
Total Senior Unsecured Credit Facility					166,000
Mortgage Loans
ING Life Insurance and Annuity	6.10% Fixed	20	March 1, 2032	Fourteen hotels	63,825
	4.55% Fixed	25	August 1, 2038	(cross-collateralized with other ING loan)	33,568
KeyBank National Association	4.46% Fixed	30	February 1, 2023	Four hotels	28,843
	4.52% Fixed	30	April 1, 2023	Three hotels	22,329
	4.30% Fixed	30	April 1, 2023	Three hotels	21,674
	4.95% Fixed	30	August 1, 2023	Two hotels	38,354
Bank of America Commercial Mortgage	6.41% Fixed	25	September 1, 2017	One hotel	8,325
Merrill Lynch Mortgage Lending Inc.	6.38% Fixed	30	August 1, 2016	One hotel	5,224
GE Capital Financial Inc.	5.39% Fixed	25	April 1, 2020	One hotel	9,428
GE Capital Financial, Inc.	5.39% Fixed	25	April 1, 2020	One hotel	5,077
MetaBank	4.25% Fixed	20	August 1, 2018	One hotel	7,288
Bank of Cascades	4.66% Fixed	25	September 30, 2021	One hotel	11,916
Goldman Sachs	5.67% Fixed	25	July 6, 2016	Two hotels	14,013
Compass	4.57% Fixed (3)	20	May 17, 2018	One hotel	13,120
General Electric Capital Corp.	5.39% Fixed	25	April 1, 2020	One hotel	5,341
	5.39% Fixed	25	April 1, 2020	One hotel	6,256
	4.82% Fixed	20	April 1, 2018	One hotel	7,513
	5.03% Fixed	25	March 1, 2019	One hotel	10,026
AIG	6.11% Fixed	20	January 1, 2016	One hotel	13,374
Greenwich Capital Financial Products, Inc.	6.20% Fixed	30	January 6, 2016	One hotel	23,005
Wells Fargo Bank, National Association	5.53% Fixed	25	October 1, 2015	One hotel	3,620
	5.57% Fixed	25	January 1, 2016	One hotel	6,206
U.S. Bank, NA	6.22% Fixed	30	November 1, 2016	One hotel	17,786
	6.13% Fixed	25	November 11, 2021	One hotel	11,995
	5.98% Fixed	30	March 8, 2016	One hotel	13,290
Total Mortgage Loans					401,396
Total Debt					$567,396

(1)   The interest rates at March 31, 2014 above give effect to our use of interest rate swaps, where applicable.

(2)   Excludes outstanding letter of credit.

(3)   Interest rate derivative effectively converts 85% of this loan to a fixed rate.

Senior Unsecured Credit Facility

At March 31, 2014, we have a $300.0 million senior unsecured credit facility. Deutsche Bank AG New York Branch (“Deutsche Bank”) is the administrative agent and Deutsche Bank Securities Inc. is the sole lead arranger. The syndication of lenders includes Deutsche Bank, Bank of America, N.A., Royal Bank of Canada, Key Bank, Regions Bank, Fifth Third Bank, Raymond James Bank, N.A., and U.S. Bank National Association. Certain of our existing and future subsidiaries that own or lease an unencumbered asset, as described below, will be required to guaranty this credit facility.

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

We are also subject to other customary covenants, including restrictions on investment and limitations on liens and maintenance of properties. This credit facility also contains customary events of default, including, among others, the failure to make payments when due under the terms of any of the credit facilities, breach of any covenant continuing beyond any cure period, and bankruptcy or insolvency.

Unencumbered Assets. This credit facility is unsecured; however, borrowings are limited by the value of hotel properties that qualify as unencumbered assets supporting this credit facility. At March 31, 2014, 35 of our hotel properties qualify as, and are deemed to be, unencumbered assets that support this credit facility. Among other conditions, unencumbered assets must not be subject to liens or security interest, and the owner and operating lessee of such unencumbered asset must execute a guaranty supplement pursuant to which the owner and operating lessee become subsidiary guarantors of the credit facility. In addition, hotel properties may be added to or removed from the unencumbered asset pool at any time so long as there is a minimum of 20 hotel properties in the unencumbered asset pool, the unencumbered assets meet certain diversity requirements (such as limits on concentrations in any particular market), and the then-current borrowings on the credit facility do not exceed the maximum available under the credit facility given the availability limitations described above. Further, to be eligible as an unencumbered asset, the hotel property must: be franchised with a nationally-recognized franchisor; have been in operation a minimum of one year; satisfy certain ownership, management and operating lessee criteria; and not be subject to material defects, such as liens, title defects, environmental contamination and other standard lender criteria.

At March 31, 2014, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which, we had $166.0 million borrowed, $13.9 million in standby letters of credit, and $120.1 million available to borrow.

At May 9, 2014, 37 of our unencumbered hotel properties support the senior unsecured credit facility. As a result, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which we had $141.0 million borrowed, $13.9 million in standby letters of credit and $145.1 million available to borrow.

Term Loans

At March 31, 2014, we had $476.4 million in term loans outstanding. These term loans are secured primarily by first mortgage liens on hotel properties.

On January 9, 2014, as part of our acquisition of the 182-guestroom Hilton Garden Inn in Houston, TX, we assumed a $17.9 million mortgage loan with a fixed interest rate of 6.22%, an amortization period of 30 years, and a maturity date of November 1, 2016.

On January 10, 2014, as part of our acquisition of the 98-guestroom Hampton Inn in Santa Barbara (Goleta), CA, we assumed a $12.0 million mortgage loan with a fixed interest rate of 6.133%, an amortization period of 25 years, and a maturity date of November 11, 2021.

On March 14, 2014, as part of our acquisition of the 210-guestroom DoubleTree by Hilton in San Francisco, CA, we assumed a $13.3 million mortgage loan with a fixed interest rate of 5.98%, an original amortization period of 30 years, and a maturity date of March 8, 2016.

On March 28, 2014, we amended two loans with GE Capital Financial cross - collateralized by the Courtyard by Marriott and the SpringHill Suites by Marriott, both located in Scottsdale, AZ. The loans were amended to bear interest at a fixed rate of 5.39% and the maturity date was extended to April 1, 2020.

On March 28, 2014, we amended two loans with General Electric Capital Corp. cross - collateralized by the Hilton Garden Inn (Lakeshore) and the Hilton Garden Inn (Liberty Park), both located in Birmingham, AL. Both loans were amended to bear interest at a fixed rate of 5.39% and the maturity dates were extended to April 1, 2020.

For additional information regarding our term loans, please read our consolidated financial statements and related notes thereto, appearing elsewhere in this Form 10-Q.

Equity Transactions

On January 2, 2014, we redeemed 126,155 Common Units, which had been tendered November 2, 2013, for shares of our common stock. On January 31, 2014, 22,570 Common Units were tendered for redemption, which we redeemed for 22,570 shares of our common stock on April 1, 2014.

On January 10, 2014, as part of our acquisition of the 98-guestroom Hampton Inn in Santa Barbara (Goleta), CA, we issued 412,174 Common Units in our operating partnership valued at $3.7 million.

Capital Expenditures

In the first quarter 2014, we spent $16.8 million on renovations, including $13.5 million on hotel properties that we owned at the beginning of 2013 and $3.3 million on hotel properties acquired since the beginning of 2013.  We currently have renovations underway at six of our hotel properties. We anticipate spending a total of $20.0 million to $28.0 million on hotel property renovations in the remainder of 2014. We expect to fund these renovations with cash provided by operations, working capital, borrowings under our senior unsecured revolving credit facility, and other potential sources of capital, to the extent available to us.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements to facilitate our operations. At March 31, 2014, we had $13.9 million in outstanding stand-by letters of credit, of which $0.8 million was supporting performance bonds related to workers’ compensation insurance and other operational matters and $13.1 million in support of a purchase agreement for the Hampton Inn & Suites in downtown Minneapolis. At May 9, 2014, we had $13.9 million in outstanding standby letters of credit.

Contractual Obligations

The timing of required payments related to our long-term debt and other contractual obligations at March 31, 2014 follows (in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Debt obligations (1)	$729,293	$36,088	$156,133	$272,777	$264,295
Operating lease obligations (2)	72,532	815	1,028	833	69,856
Purchase obligations (3)	3,671	3,671	—	—	—
Total	$805,496	$40,574	$157,161	$273,610	$334,151

(1)   Amounts shown include amortization of principal, maturities, and estimated interest payments. Interest payments on variable rate debt have been estimated using the rates in effect at March 31, 2014, after giving effect to interest rate swaps.

(2)   Primarily ground leases and corporate office leases.

(3)   Represents purchase orders and executed contracts for renovation projects at our hotel properties.

In addition to the contractual obligations in the above table, at March 31, 2014 we are also obligated under a purchase agreement with a hotel property developer to acquire a Hampton Inn & Suites in downtown Minneapolis, MN for $37.7 million subject to certain conditions, including the completion of construction of the hotel in accordance with agreed upon architectural and engineering designs, receipt of a Hampton Inn & Suites franchise, and receipt of a certificate of occupancy.  Therefore, there is no assurance that the acquisition will be completed. In January 2014, we issued a standby letter of credit for $13.1 million in support of this purchase agreement. This letter of credit was issued under our senior unsecured credit facility.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies or estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Developments

Debt

On May 6, 2014, we closed on a $25 million loan with Compass Bank.  The loan carries a variable rate of 30-day LIBOR plus 240 basis points, amortizes over 25 years, and has a May 6, 2020 maturity date.  The loan is secured by first mortgage liens on the Hampton Inn & Suites hotels located in Poway, CA, Camarillo, CA and Fort Worth, TX.  The net proceeds of this loan were used to pay down our senior unsecured credit facility.

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

At March 31, 2014, we were party to four interest rate swap agreements with a total notional amount of $104.0 million, where we receive variable rate payments in exchange for making fixed rate payments. These agreements are accounted for as cash flow hedges and have a termination value of $1.8 million.

At March 31, 2014, after giving effect to our interest rate swap agreements, $474.4 million, or 83.6%, of our debt had fixed interest rates and $93.0 million, or 16.4%, had variable interest rates. Assuming no increase in the outstanding balance of our variable rate debt, if interest rates increase by 1.0% our cash flow would decrease by approximately $0.9 million per year.

As our fixed rate debts mature, they will become subject to interest rate risk. In addition, as our variable rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At March 31, 2014, we have no debt that matures in 2014. However, $10.1 million of our long-term debt is scheduled to amortize in 2014, of which $10.0 million has fixed interest rates.

Item 4.                     Controls and Procedures.

Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

We have started implementation of changes to our internal controls over financial reporting to remediate the material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2013.  In the course of preparing our 2013 Annual Report and the consolidated financial statements included therein, our management identified a deficiency in the design of our internal control over financial reporting in that we did not have in place controls and procedures that would allow us to reconcile the balance sheets of our individual hotels to the final consolidated amounts in our consolidated balance sheet.  As a result of the design deficiency, the intercompany accounts between the individual hotels and the consolidated entity had not been reconciled in 2013 and in prior periods.  In order to prepare the financial statements for the year ended December 31, 2013 and for the quarter ended March 31, 2014, the audit committee of our board of directors engaged a nationally recognized consulting and accounting firm to assist our management with the reconciliation of the intercompany accounts between the individual hotels and the consolidated entity for 2012, 2013 and the first quarter of 2014.  Notwithstanding the material weakness, our management has concluded that the consolidated financial statements included in our 2013 Annual Report and in this Quarterly Report on Form 10-Q, present fairly in all material respects the consolidated financial position, results of operations and cash flows of the Company as of and for the periods presented therein.

Our management has worked diligently to further identify and implement procedures and controls to remediate the material weakness.  The Company has begun the implementation of certain processes, which include establishment of an additional balance sheet for each of our hotels to reflect operations as reported by our management companies, and reconciliation of such balance sheets with the intercompany accounts between the individual hotels and our consolidated entity, as well as developing resources to develop and reconcile the same.

PART II — OTHER INFORMATION

Item 1.                                                         Legal Proceedings.

We are involved from time to time in litigation arising in the ordinary course of business, however, we are not currently aware of any actions against us that we believe would materially adversely affect our business, financial condition or results of operations.

Item 1A.                                                Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date:	May 12, 2014	By:	/s/ Stuart J. Becker
Stuart J. Becker
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

† Filed herewith.