Form 10-Q
period 2014-06-30
Summit Hotel Properties, Inc.
filed 2014-08-06
CIK 1497645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

☐ Yes                                             ☒  No

As of August 1, 2014, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 85,915,997.

PART I — FINANCIAL INFORMATION

Item 1.           Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	June 30,	December 31,
	2014	2013
ASSETS

Investment in hotel properties, net	$1,271,539	$1,149,967
Investment in hotel properties under development	160	—
Land held for development	13,748	13,748
Assets held for sale	8,663	12,224
Cash and cash equivalents	41,728	46,706
Restricted cash	54,637	38,498
Trade receivables	13,142	7,231
Prepaid expenses and other	5,681	8,876
Derivative financial instruments	33	253
Deferred charges, net	10,413	10,270
Deferred tax asset	54	49
Other assets	8,525	6,654
TOTAL ASSETS	$1,428,323	$1,294,476

LIABILITIES AND EQUITY

LIABILITIES
Debt	$579,932	$435,589
Accounts payable	6,256	7,583
Accrued expenses	36,322	27,154
Derivative financial instruments	2,296	1,772
TOTAL LIABILITIES	624,806	472,098

COMMITMENTS AND CONTINGENCIES (Note 7)

EQUITY
Preferred stock, $.01 par value per share, 100,000,000 shares authorized:
9.25% Series A - 2,000,000 shares issued and outstanding at June 30, 2014 and December 31, 2013 (aggregate liquidation preference of $50,385 at June 30, 2014 and $50,398 at December 31, 2013)	20	20
7.875% Series B - 3,000,000 shares issued and outstanding at June 30, 2014 and December 31, 2013 (aggregate liquidation preference of $75,492 at June 30, 2014 and $75,324 at December 31, 2013)	30	30
7.125% Series C - 3,400,000 shares issued and outstanding at June 30, 2014 and December 31, 2013 (aggregate liquidation preference of $85,505 at June 30, 2014 and $85,522 at December 31, 2013)	34	34
Common stock, $.01 par value per share, 450,000,000 shares authorized, 85,857,241 and 85,402,408 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	859	854
Additional paid-in capital	884,420	882,858
Accumulated other comprehensive loss	(2,114)	(1,379)
Accumulated deficit and distributions	(87,724)	(72,577)
Total stockholders’ equity	795,525	809,840
Non-controlling interests in operating partnership	7,992	4,722
Non-controlling interests in joint venture	—	7,816
TOTAL EQUITY	803,517	822,378

TOTAL LIABILITIES AND EQUITY	$1,428,323	$1,294,476

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

REVENUES
Room revenue	$99,680	$75,123	$184,232	$131,764
Other hotel operations revenue	5,845	3,982	10,837	7,064
Total Revenues	105,525	79,105	195,069	138,828

EXPENSES
Hotel operating expenses:
Rooms	25,985	20,744	49,677	37,254
Other direct	13,214	9,483	25,234	17,263
Other indirect	27,041	20,267	50,900	35,570
Other	369	193	717	360
Total hotel operating expenses	66,609	50,687	126,528	90,447
Depreciation and amortization	16,645	12,727	32,075	23,378
Corporate general and administrative:
Salaries and other compensation	3,330	2,294	5,489	4,715
Other	2,087	1,729	4,133	2,385
Hotel property acquisition costs	17	786	709	1,440
Loss on impairment of assets	660	—	660	—
Total Expenses	89,348	68,223	169,594	122,365

INCOME FROM OPERATIONS	16,177	10,882	25,475	16,463

OTHER INCOME (EXPENSE)
Interest income	122	18	172	35
Other income	64	63	104	223
Interest expense	(6,846)	(4,879)	(13,206)	(8,929)
Gain on disposal of assets	14	—	11	6
Gain (loss) on derivative financial instruments	(1)	2	(1)	2
Total Other Expense, net	(6,647)	(4,796)	(12,920)	(8,663)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	9,530	6,086	12,555	7,800

INCOME TAX (EXPENSE) BENEFIT	(329)	39	(407)	(149)

INCOME FROM CONTINUING OPERATIONS	9,201	6,125	12,148	7,651

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(41)	545	337	902

NET INCOME	9,160	6,670	12,485	8,553

INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS
Operating Partnership	61	133	51	105
Joint venture	124	89	1	52

NET INCOME ATTRIBUTABLE TO SUMMIT HOTEL PROPERTIES, INC.	8,975	6,448	12,433	8,396

PREFERRED DIVIDENDS	(4,147)	(3,844)	(8,294)	(6,296)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,828	$2,604	$4,139	$2,100

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	85,165	65,480	85,136	64,090

Diluted	85,663	65,954	85,596	64,452

EARNINGS PER SHARE
Basic and diluted net income per share from continuing operations	$0.06	$0.03	$0.04	$0.02
Basic and diluted net income per share from discontinued operations	—	0.01	0.01	0.01

Basic and diluted net income per share	$0.06	$0.04	$0.05	$0.03

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

NET INCOME	$9,160	$6,670	$12,485	$8,553

Other comprehensive income (loss), net of tax:
Changes in fair value of derivative financial instruments	(676)	710	(744)	817
Total other comprehensive income (loss)	(676)	710	(744)	817

COMPREHENSIVE INCOME	8,484	7,380	11,741	9,370

COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS
Operating Partnership	53	166	42	143
Joint venture	124	89	1	52

COMPREHENSIVE INCOME ATTRIBUTABLE TO SUMMIT HOTEL PROPERTIES, INC.	8,307	7,125	11,698	9,175

PREFERRED DIVIDENDS	(4,147)	(3,844)	(8,294)	(6,296)

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,160	$3,281	$3,404	$2,879

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (in thousands, except share amounts)

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

						Accumulated
	Shares of		Shares of			Other	Accumulated	Total	Non-controlling Interests
	Preferred	Preferred	Common	Common	Additional	Comprehensive	Deficit and	Stockholders’	Operating		Total
	Stock	Stock	Stock	Stock	Paid-In Capital	Income (Loss)	Distributions	Equity	Partnership	Joint Venture	Equity

BALANCES, DECEMBER 31, 2013	8,400,000	$84	85,402,408	$854	$882,858	$(1,379)	$(72,577)	$809,840	$4,722	$7,816	$822,378

Common stock redemption of common units	—	—	151,504	2	234	—	—	236	(236)	—	—
Common units issued for acquisition	—	—	—	—	—	—	—	—	3,685	—	3,685
Acquisition of non-controlling interest in joint venture	—	—	—	—	(415)	—	—	(415)	—	(7,817)	(8,232)
Dividends paid	—	—	—	—	—	—	(27,580)	(27,580)	(243)	—	(27,823)
Equity-based compensation	—	—	303,329	3	1,743	—	—	1,746	22	—	1,768
Other comprehensive loss	—	—	—	—	—	(735)	—	(735)	(9)	—	(744)
Net income	—	—	—	—	—	—	12,433	12,433	51	1	12,485

BALANCES, JUNE 30, 2014	8,400,000	$84	85,857,241	$859	$884,420	$(2,114)	$(87,724)	$795,525	$7,992	$—	$803,517

BALANCES, DECEMBER 31, 2012	5,000,000	$50	46,159,652	$462	$468,820	$(528)	$(31,985)	$436,819	$36,718	$—	$473,537

Net proceeds from sale of common stock	—	—	17,250,000	172	147,867	—	—	148,039	—	—	148,039
Net proceeds from sale of preferred stock	3,400,000	34	—	—	81,689	—	—	81,723	—	—	81,723
Common stock redemption of common units	—	—	2,228,544	23	6,727	—	—	6,750	(6,750)	—	—
Contribution by non-controlling interests in joint venture	—	—	—	—	—	—	—	—	—	7,500	7,500
Dividends paid	—	—	—	—	—	—	(21,140)	(21,140)	(703)	—	(21,843)
Equity-based compensation	—	—	324,341	3	1,267	—	—	1,270	—	—	1,270
Other comprehensive income	—	—	—	—	—	779	—	779	38	—	817
Net income	—	—	—	—	—	—	8,396	8,396	105	52	8,553

BALANCES, JUNE 30, 2013	8,400,000	$84	65,962,537	$660	$706,370	$251	$(44,729)	$662,636	$29,408	$7,552	$699,596

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013

OPERATING ACTIVITIES
Net income	$12,485	$8,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,084	24,814
Amortization of prepaid lease	24	24
Loss on impairment of assets	1,060	1,500
Equity-based compensation	1,768	1,270
Deferred tax asset	(5)	567
Gain on disposal of assets	(28)	(1,666)
(Gain) loss on derivative financial instruments	1	(2)
Changes in operating assets and liabilities:
Restricted cash - operating	(2,234)	(721)
Trade receivables	(5,911)	(6,250)
Prepaid expenses and other	3,106	(940)
Accounts payable and accrued expenses	6,439	7,765

NET CASH PROVIDED BY OPERATING ACTIVITIES	48,789	34,914

INVESTING ACTIVITIES
Acquisitions of hotel properties	(89,985)	(388,456)
Acquisition of non-controlling interest in joint venture	(8,232)	—
Investment in hotel properties under development	—	(154)
Acquisition of land held for development	—	(2,800)
Improvements and additions to hotel properties	(26,456)	(18,292)
Amounts drawn under note funding obligation	(2,000)	—
Purchases of office furniture and equipment	(11)	(316)
Proceeds from asset dispositions, net of closing costs	2,668	25,094
Restricted cash - FF&E reserve	(2,364)	(14,156)

NET CASH USED IN INVESTING ACTIVITIES	(126,380)	(399,080)

FINANCING ACTIVITIES
Proceeds from issuance of debt	130,998	268,150
Principal payments on debt	(29,828)	(96,810)
Financing fees on debt	(734)	(2,160)
Proceeds from equity offerings, net of offering costs	—	237,262
Dividends paid and distributions to members	(27,823)	(21,843)

NET CASH PROVIDED BY FINANCING ACTIVITIES	72,613	384,599

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,978)	20,433

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	46,706	13,980

END OF PERIOD	$41,728	$34,413

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$12,913	$8,495

Capitalized interest	$116	$154

Cash payments for income taxes, net of refunds	$617	$676

Mortgage debt from acquisitions of hotel properties	$43,172	$33,532

Fair value of common units issued for acquisition	$3,685	$—

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -                  DESCRIPTION OF BUSINESS

Summit Hotel Properties, Inc. (the “Company”) is a self-managed hotel investment company that was organized on June 30, 2010 as a Maryland corporation. The Company holds both general and limited partnership interests in Summit Hotel OP, LP (the “Operating Partnership”), a Delaware limited partnership also organized on June 30, 2010. On February 14, 2011, the Company closed on its initial public offering (“IPO”) of 26,000,000 shares of common stock and a concurrent private placement of 1,274,000 shares of common stock. Effective February 14, 2011, the Operating Partnership and Summit Hotel Properties, LLC (the “Predecessor”) completed the merger of the Predecessor with and into the Operating Partnership (the “Merger”). Unless the context otherwise requires, “we”, “us”, and “our” refer to the Company and its subsidiaries.

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

At June 30, 2014, our portfolio consisted of 90 upscale and upper midscale hotels with a total of 11,367 guestrooms located in 22 states. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our short taxable year ended December 31, 2011. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, substantially all of our hotels are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiary (“TRS”). We indirectly own 100% of the outstanding equity interests in all of our TRS Lessees. Prior to the second quarter of 2014, we indirectly owned an 81% controlling interest in the TRS Lessee associated with the Holiday Inn Express & Suites in San Francisco, CA, which we acquired in early 2013 through a joint venture.  On June 30, 2014, we acquired the remaining 19% interest in the TRS Lessee as part of the purchase of the non-controlling joint venture interest in the hotel.

NOTE 2 -                  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

We prepared these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete audited consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and six months ended June 30, 2014 may not be indicative of the results that may be expected for the full year 2014. For further information, please read the financial statements included in our Form 10-K for the year ended December 31, 2013.

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

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Assets Held for Sale and Discontinued Operations

We classify assets as held for sale in the period in which certain criteria are met, including when the sale of the asset within one year is probable. Assets held for sale are no longer depreciated and are carried at the lower of carrying amount or fair value, less selling costs.

Historically, we presented the results of operations of hotel properties that had been sold or otherwise qualified as assets held for sale in discontinued operations if the operations and cash flows of the hotel properties had been or would be eliminated from our ongoing operations.  Following adoption of ASU 2014-08 in the first quarter of 2014, as discussed below, we anticipate that the majority of future property sales will not be classified as discontinued operations.

We periodically review our hotel properties and our land held for development based on established criteria such as age, type of franchise, adverse economic and competitive conditions, and strategic fit, to identify properties which we believe are either non-strategic or no longer complement our business.

Non-controlling Interests

Non-controlling interests represent the portion of equity in a subsidiary held by owners other than the consolidating parent. Non-controlling interests are reported in the consolidated balance sheets within equity, separately from stockholders’ equity. Revenue, expenses and net income (loss) attributable to both the Company and the non-controlling interests are reported in the consolidated statements of operations.

Our consolidated financial statements include non-controlling interests related to common units of limited partnership interests (“Common Units”) in the Operating Partnership held by unaffiliated third parties and, prior to the second quarter of 2014, third-party ownership of a 19% interest in a consolidated joint venture.

Income Taxes

We are taxed as a REIT under certain provisions of the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually to our shareholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, which does not necessarily equal net income as calculated in accordance with GAAP. As a REIT, we generally will not be subject to federal income tax (other than taxes paid by our TRS) to the extent we distribute 100% of our REIT taxable income to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will be unable to re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT, unless we satisfy certain relief provisions.

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

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurement

Fair value measures are classified into a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets.
Level 2:	Directly or indirectly observable inputs, other than quoted prices in active markets.
Level 3:	Unobservable inputs in which there is little or no market data, which require a reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following valuation techniques:

Market approach:	Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Cost approach:	Amount required to replace the service capacity of an asset (replacement cost).
Income approach:	Techniques used to convert future amounts to a single amount based on market expectations (including present-value, option-pricing, and excess-earnings models).

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

New Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  The ASU changed the criteria for reporting discontinued operations while enhancing related disclosures.  Criteria for discontinued operations will now include only disposals that represent a strategic shift in operations with a major effect on operations and financial results.  The ASU is to be applied on a prospective basis and would be effective for us beginning January 1, 2015; however, we have elected early adoption in the first quarter of 2014, which is permitted for disposals, and classifications as held for sale, which have not been reported previously. While we have elected early adoption for our consolidated financial statements and footnote disclosures, the sale of the AmericInn Hotel & Suites, Aspen Hotel & Suites and Hampton Inn in Fort Smith, AR will be included in discontinued operations as these hotels were classified as held for sale in our consolidated financial statements in prior periods. The AmericInn Hotel & Suites and Aspen Hotel & Suites were sold in January 2014.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial statements.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 -                  HOTEL PROPERTY ACQUISITIONS

Hotel property acquisitions in the six months ended June 30, 2014 and 2013 include (in thousands):

Date Acquired	Franchise/Brand	Location	Purchase Price	Debt Assumed

First Six Months 2014
January 9	Hilton Garden Inn	Houston, TX	$37,500	$17,846
January 10	Hampton Inn	Santa Barbara (Goleta), CA	27,900	12,037
January 24	Four Points by Sheraton	San Francisco, CA	21,250	—
March 14	DoubleTree by Hilton	San Francisco, CA	39,060	13,289
Total Six Months Ended June 30, 2014		4 hotel properties	$125,710	$43,172

First Six Months 2013
January 22	Hyatt Place	Chicago (Hoffman Estates), IL	$9,230	$—
January 22	Hyatt Place	Orlando (Convention), FL	12,252	—
January 22	Hyatt Place	Orlando (Universal), FL	11,843	—
February 11	Holiday Inn Express & Suites (1)	San Francisco, CA	60,500	23,423
March 11	SpringHill Suites by Marriott	New Orleans, LA	33,095	—
March 11	Courtyard by Marriott	New Orleans (Convention), LA	30,827	—
March 11	Courtyard by Marriott	New Orleans (French Quarter), LA	25,683	—
March 11	Courtyard by Marriott	New Orleans (Metairie), LA	23,539	—
March 11	Residence Inn by Marriott	New Orleans (Metairie), LA	19,890	—
April 30	Hilton Garden Inn	Greenville, SC	15,250	—
May 21	IHG / Holiday Inn Express & Suites	Minneapolis (Minnetonka), MN	6,900	3,724
May 21	Hilton Garden Inn	Minneapolis (Eden Prairie), MN	10,200	6,385
May 23	Fairfield Inn & Suites by Marriott	Louisville, KY	25,023	—
May 23	SpringHill Suites by Marriott	Louisville, KY	39,138	—
May 23	Courtyard by Marriott	Indianapolis, IN	58,634	—
May 23	SpringHill Suites by Marriott	Indianapolis, IN	30,205	—
Total Six Months Ended June 30, 2013		16 hotel properties	$412,209	$33,532

(1) This hotel property was acquired by a joint venture in which we owned an 81% controlling interest. On June 30, 2014, we acquired the remaining non-controlling interest in the joint venture for $8.2 million. As a result, this hotel property became wholly-owned by us.

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions follows (in thousands):

	For the Six Months Ended June 30,
	2014	2013

Land	$8,600	$57,276
Hotel buildings and improvements	114,713	341,903
Furniture, fixtures and equipment	3,389	14,996
Land held for development	—	2,800
Other assets	11,542	9,308
Total assets acquired	138,244	426,283
Less debt assumed	(43,172)	(33,532)
Less lease liability assumed	(992)	—
Less other liabilities	(1,402)	(1,495)
Net assets acquired	$92,678	$391,256

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total revenues and net income for hotel properties acquired in the three and six months ended June 30, 2014 and 2013, which are included in our consolidated statements of operations follows (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014 Acquisitions	2013 Acquisitions		2014 Acquisitions	2013 Acquisitions
	2014	2014	2013	2014	2014	2013

Revenues	$8,552	$29,044	$20,634	$13,450	$53,444	$27,413

Net income	$869	$7,261	$4,585	$1,102	$10,457	$5,721

The results of operations of acquired hotel properties are included in the consolidated statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information presents the results of operations as if all acquisitions in 2013 and the first six months of 2014 had taken place on January 1, 2013. The unaudited condensed pro forma information excludes discontinued operations, is for comparative purposes only, and is not necessarily indicative of what actual results of operations would have been had the hotel property acquisitions taken place on January 1, 2013. This information does not purport to represent results of operations for future periods.

The unaudited condensed pro forma financial information for the three and six months ended June 30, 2014 and 2013 follows (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$105,525	$94,607	$197,184	$179,950

Net income	$9,160	$8,527	$12,006	$12,304

Net income per share attributable to common stockholders - basic and diluted	$0.06	$0.07	$0.04	$0.09

NOTE 4 -                  INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties includes (in thousands):

	June 30,	December 31,
	2014	2013

Land	$163,359	$154,831
Hotel buildings and improvements	1,120,298	993,372
Construction in progress	14,049	24,242
Furniture, fixtures and equipment	170,373	142,976
	1,468,079	1,315,421
Less accumulated depreciation	(196,540)	(165,454)
	$1,271,539	$1,149,967

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 -                  ASSETS HELD FOR SALE

Assets held for sale include (in thousands):

	June 30,	December 31,
	2014	2013

Land	$300	$1,183
Hotel building and improvements	7,969	10,290
Furniture, fixtures and equipment	394	751
	$8,663	$12,224

At June 30, 2014, assets held for sale include a land parcel in Spokane, WA and the Hampton Inn in Fort Smith, AR which are both under contract to sell.

At December 31, 2013, assets held for sale include the AmericInn Hotel & Suites and the Aspen Hotel & Suites in Fort Smith, AR which were sold on January 17, 2014, and the Hampton Inn in Fort Smith, AR and a land parcel in Spokane, WA, which are under contract to sell.

NOTE 6 -                  DEBT

Our debt is comprised of a senior unsecured credit facility and mortgage loans secured by various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 4.62% at June 30, 2014 and 5.03% at December 31, 2013. Our total fixed-rate and variable-rate debt, after giving effect to our interest rate derivatives, follows (in thousands):

	June 30,	December 31,
	2014	2013

Fixed-rate debt	$472,046	$358,590
Variable-rate debt	107,886	76,999
	$579,932	$435,589

Information about the fair value of our fixed-rate debt that is not recorded at fair value follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique

Fixed-rate debt not recorded at fair value	$368,712	$355,285	$329,544	$319,429	Level 2 - Market approach

At June 30, 2014 and December 31, 2013, we had variable rate debt of $103.3 million and $104.0 million, respectively, which had effectively been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to “Note 11-Derivative Financial Instruments and Hedging.”

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Senior Unsecured Credit Facility

At June 30, 2014, we have a $300.0 million senior unsecured credit facility. Deutsche Bank AG New York Branch (“Deutsche Bank”) is the administrative agent and Deutsche Bank Securities Inc. is the sole lead arranger. The syndication of lenders includes Deutsche Bank; Bank of America, N.A.; Royal Bank of Canada; Key Bank; Regions Bank; Fifth Third Bank; Raymond James Bank, N.A.; and U.S. Bank National Association. Certain of our existing and future subsidiaries that own or lease an “unencumbered asset” are required to guaranty this credit facility.

The senior unsecured credit facility is comprised of a $225.0 million revolving credit facility (the “$225 Million Revolver”) and a $75.0 million term loan (the “$75 Million Term Loan”). This credit facility has an accordion feature which will allow us to increase the commitments under the $225 Million Revolver and the $75 Million Term Loan by an aggregate of $100.0 million prior to October 10, 2017. The $225 Million Revolver will mature on October 10, 2017, which can be extended to October 10, 2018 at our option, subject to certain conditions. The $75 Million Term Loan will mature on October 10, 2018.

At June 30, 2014, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which, we had $156.0 million borrowed, $13.8 million in standby letters of credit, and $130.2 million available to borrow.

Term Loans

At June 30, 2014, we had $498.9 million in term loans outstanding. These term loans are secured primarily by first mortgage liens on hotel properties.

On January 9, 2014, as part of our acquisition of the 182-guestroom Hilton Garden Inn in Houston, TX, we assumed a $17.8 million mortgage loan with a fixed interest rate of 6.22%, an amortization period of 30 years, and a maturity date of November 1, 2016.

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

On March 28, 2014, we amended our loan with GE Capital Financial, cross-collateralized by the Courtyard by Marriott and the SpringHill Suites by Marriott, both located in Scottsdale, AZ. The loan was amended to bear interest at a fixed rate of 5.39% and the maturity date was extended to April 1, 2020.

On March 28, 2014, we amended two loans with General Electric Capital Corp., cross-collateralized by the Hilton Garden Inn (Lakeshore) and the Hilton Garden Inn (Liberty Park), both located in Birmingham, AL. Both loans were amended to bear interest at a fixed rate of 5.39% and the maturity dates were extended to April 1, 2020.

On May 6, 2014, we closed on a $25.0 million loan with Compass Bank. The loan carries a variable rate of 30-day LIBOR plus 240 basis points, amortizes over 25 years, and has a May 6, 2020 maturity date. The loan is secured by first mortgage liens on the Hampton Inn & Suites hotels located in San Diego (Poway), CA, Ventura (Camarillo), CA and Fort Worth, TX. The net proceeds from this loan were used to pay down the $225 Million Revolver.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 -                  COMMITMENTS AND CONTINGENCIES

Pending Hotel Property Acquisition

We have a purchase agreement with a hotel property developer to acquire a Hampton Inn & Suites in downtown Minneapolis, MN for $37.7 million, subject to certain conditions including the completion of construction of the hotel in accordance with agreed upon architectural and engineering designs, receipt of a Hampton Inn & Suites franchise, and receipt of a certificate of occupancy.  As this acquisition is contingent upon these customary closing conditions, there is no assurance that it will be completed.

Departure of Executive Officer

As previously reported, at the end of May 2014, Stuart J. Becker resigned from his position as Executive Vice President, Chief Financial Officer and Treasurer of the Company.  On June 16, 2014, in connection with Mr. Becker’s resignation, the Company entered into a severance and release agreement with Mr. Becker (the “Agreement”).  The Agreement became effective on June 19, 2014 and provides for Mr. Becker’s resignation effective as of May 27, 2014.  The Agreement also provides for the following: (i) a release by Mr. Becker of all claims against the Company, its affiliates and other parties; (ii) a covenant by Mr. Becker not to solicit the Company’s employees for employment for a period of one year, and confidentiality and non-disparagement covenants; (iii) a severance payment to Mr. Becker in the gross amount of $348,289 (equal to Mr. Becker’s 2013 base salary plus payment for all accrued and unused vacation), less applicable payroll deductions, all of which was paid in a single lump sum in July 2014; (iv) payment to Mr. Becker for up to twelve months of COBRA premiums; and (v) accelerated vesting of all restricted shares of common stock and options previously awarded to Mr. Becker (all of the options will remain exercisable, in whole or in part, until August 25, 2014, and, if not exercised on or prior to that date, will be forfeited).

Litigation

We are involved from time to time in litigation arising in the ordinary course of business; however, there are currently no actions pending against us that we believe would have a material impact on our financial condition or results of operations.

NOTE 8 -                  EQUITY

Common Stock

In the first six months of 2014, we issued 151,504 shares of common stock to limited partners of the Operating Partnership upon redemption of their Common Units.

On May 28, 2014, we issued 278,916 shares of common stock to our executive officers and management pursuant to our 2011 Equity Incentive Plan. On June 17, 2014, we issued 20,349 shares of common stock to our directors pursuant

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

to our 2011 Equity Incentive Plan.  In the first six months of 2014, we issued 4,064 shares of common stock to one of our independent directors in lieu of cash for director fees.

In the first six months of 2013, we issued 2,228,544 shares of common stock to limited partners of the Operating Partnership upon redemption of their Common Units.

On January 14, 2013, we completed an underwritten public offering of 17,250,000 shares of common stock. Net proceeds were $148.1 million, after the underwriting discount and offering-related expenses of $7.2 million.

On March 1, 2013, we issued 292,090 shares of common stock to our executive officers pursuant to our 2011 Equity Incentive Plan. On June 13, 2013, we issued 29,228 shares of common stock to our directors pursuant to our 2011 Equity Incentive Plan. In the first six months of 2013, we issued 3,023 shares of common stock to one of our independent directors in lieu of cash for director fees.

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

Non-controlling Interests in Operating Partnership

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

At June 30, 2014 and December 31, 2013, unaffiliated third parties owned 1,072,095 and 811,425, respectively, of Common Units of the Operating Partnership, representing a 1% limited partnership interest in the Operating Partnership.

We classify outstanding Common Units held by unaffiliated third parties as non-controlling interests in the Operating Partnership, a component of equity in the Company’s consolidated balance sheets. The portion of net income (loss) allocated to these Common Units is reported on the Company’s consolidated statement of operations as net income (loss) attributable to non-controlling interests of the Operating Partnership.

Non-controlling Interests in Joint Venture

On February 11, 2013, we formed a joint venture with an affiliate of IHG to purchase a Holiday Inn Express & Suites in San Francisco, CA. Prior to June 30, 2014, we owned an 81% controlling interest in the joint venture and our partner owned a 19% interest, which we classified as non-controlling interest in joint venture on our consolidated balance sheets. For the periods prior to June 30, 2014, the portion of net income (loss) allocated to our partner was reported on our consolidated statements of operations as net income (loss) attributable to non-controlling interests in joint venture.  On June 30, 2014, we acquired the remaining non-controlling interest for $8.2 million and the hotel property became wholly-owned by us.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Stock Options

Stock option activity for the six months ended June 30, 2014 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value (Current Value Less Exercise Price)
		(Per share)	(In years)	(in thousands)
Outstanding, December 31, 2013	893,000	$9.75	7.2	$—
Granted	—
Exercised	—
Forfeited	—
Outstanding, June 30, 2014	893,000	$9.75	6.3	$759
Exercisable, June 30, 2014	554,600	$9.75	6.1	$471

The severance and release agreement between the Company and Stuart J. Becker described above (see “Note 7-Commitments and Contingencies”), provided for accelerated vesting of all options previously granted to Mr. Becker.  On the effective date of the severance and release agreement, the option became exercisable with respect to an additional 18,800 shares of common stock.  The total option grant to purchase 47,000 shares of common stock will remain exercisable, in whole or in part, until August 25, 2014, and thereafter shall be forfeited.

Time-Based Restricted Stock Awards

On May 28, 2014, we awarded time-based restricted stock awards for 116,981 shares of common stock to our executive officers and management. These awards vest over a three year period based on continued service (25% on May 27, 2015 and 2016 and 50% on May 27, 2017), or upon a change in control, and are subject to the other conditions described in our 2011 Equity Incentive Plan. The holders of these awards have the right to vote the related shares of common stock and receive all dividends declared and paid whether or not vested.

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

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Time-based restricted stock activity for the six months ended June 30, 2014 follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(Per share)	(In thousands)
Non-vested, December 31, 2013	161,587	$9.10	$1,454
Granted	116,981	9.82
Vested	49,665	9.42
Forfeited	—	—
Non-vested, June 30, 2014	228,903	$9.40	$2,426

The severance and release agreement between the Company and Stuart J. Becker described above, provided for accelerated vesting of all restricted shares of common stock previously granted to Mr. Becker.  On the effective date of the severance and release agreement, the restrictions lapsed on 23,035 common shares granted under time-based restricted stock awards.

Performance-Based Restricted Stock Awards

On May 28, 2014, we awarded performance-based restricted stock awards for 161,935 shares of common stock to our executive officers. These awards vest ratably over the next three years (2015, 2016 and 2017) subject to the attainment of certain performance goals and continued service, or upon a change in control and are subject to the other conditions described in our 2011 Equity Incentive Plan. The holders of these awards have the right to vote the related shares of common stock and any dividends declared will be accumulated and will be subject to the same vesting conditions as the awards.

On March 1, 2013, we awarded performance-based restricted stock awards for 185,572 shares of common stock to our executive officers. These awards vest ratably over the next three years (2014, 2015 and 2016) subject to the attainment of certain performance goals and continued service, or upon a change in control and are subject to the other conditions described in our 2011 Equity Incentive Plan. The holders of these awards have the right to vote the related shares of common stock and any dividends declared will be accumulated and will be subject to the same vesting conditions as the awards.

Our performance-based restricted stock awards are market-based awards and are accounted for based on the fair value of our common stock on the grant date. These awards vest based on a performance measurement that requires the Company’s total shareholder return (“TSR”) to exceed the TSR for the SNL U.S. REIT Hotel Index for a designated one, two or three year performance period. The fair value of performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model.

Performance-based restricted stock activity for the six months ended June 30, 2014 follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(Per share)	(In thousands)
Non-vested, December 31, 2013	268,174	$6.48	$2,414
Granted	161,935	7.12
Vested	45,551	6.50
Forfeited	—	—
Non-vested, June 30, 2014	384,558	$6.75	$4,076

The severance and release agreement between the Company and Stuart J. Becker described above, provided for accelerated vesting of all restricted shares of common stock previously granted to Mr. Becker.  On the effective date of the severance and release agreement, the restrictions lapsed on 45,551 common shares granted under performance-based restricted stock awards.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

No other performance-based restricted stock awards vested during the six months ended June 30, 2014 because performance goals were not met.

Director Stock Awards

Our directors have the option to receive shares of our common stock in lieu of cash for their director fees. In the six months ended June 30, 2014, we issued 4,064 shares of common stock for director fees and an annual grant of 20,349 shares of common stock to our outside directors.

Equity-Based Compensation Expense

Equity-based compensation expense for the three and six months ended June 30, 2014 and 2013 follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Included in corporate general and administrative salaries and other compensation in the statements of operations:
Stock options	$226	$156	$381	$311
Time-based restricted stock	327	167	494	276
Performance-based restricted stock	509	231	654	371
	1,062	554	1,529	958
Included in corporate general and administrative other in the statements of operations:
Director stock	239	295	239	312
	$1,301	$849	$1,768	$1,270

The amount of expense may be subject to adjustment in future periods depending upon the attainment of specific goals, which affect the vesting of the performance-based restricted stock, or a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards was $4.4 million at June 30, 2014. We expect to recognize this cost over a remaining weighted-average period of 1.1 years.

NOTE 10 -           LOSS ON IMPAIRMENT OF ASSETS

During the six months ended June 30, 2014, we recognized a loss on impairment of assets of $0.4 million related to the Hampton Inn in Fort Smith, AR.  This property was classified as held for sale at June 30, 2014 and its operating results, including impairment charges, were included in discontinued operations.  In addition, we recognized a loss on impairment of assets related to a land parcel in Spokane, WA that was held for sale at June 30, 2014.  As a result, a loss on impairment of assets of $0.7 million was charged to operations.

During the six months ended June 30, 2013, we recognized a loss on impairment of assets of $1.5 million related to the SpringHill Suites in Lithia Springs, GA and the Courtyard by Marriott in Memphis, TN. These hotel properties were classified as held for sale prior to being sold in August 2013 and May 2013, respectively. Their operating results, including impairment charges, are included in discontinued operations.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 -           DERIVITIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at June 30, 2014 and December 31, 2013 follows (dollars in thousands):

	June 30, 2014			December 31, 2013
	Number of Instruments	Notional Amount	Fair Value	Number of Instruments	Notional Amount	Fair Value

Interest rate swaps (asset)	2	$21,043	$33	3	$29,273	$253
Interest rate swaps (liability)	2	82,598	(2,296)	1	75,000	(1,772)

	4	$103,641	$(2,263)	4	$104,273	$(1,519)

Our interest rate swaps are designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique.  At June 30, 2014, two of our interest rate swaps were in an asset position and two were in a liability position. We have not posted, and are not required under the terms of the swaps to post, any collateral related to these agreements and are not in breach of any financial provisions of the agreements. If we had breached any agreement provisions at June 30, 2014, we could have been required to settle our obligations under these agreements that were in a liability position at their aggregate termination value, including accrued interest, of $2.4 million at June 30, 2014.

Details of the location in the financial statements of the loss recognized on derivative financial instruments designated as cash flow hedges follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Gain (loss) recognized in accumulated other comprehensive income on derivative financial instruments (effective portion)	$(1,111)	$623	$(1,606)	$645

Loss reclassified from accumulated other comprehensive income to interest expense (effective portion)	$(435)	$(87)	$(862)	$(172)

Gain (loss) recognized in gain (loss) on derivative financial instruments (ineffective portion and amounts excluded from effectiveness testing)	$(1)	$2	$(1)	$2

Amounts reported in accumulated other comprehensive income related to derivative financial instruments will be reclassified to interest expense as interest payments are made on the hedged variable-rate debt.

NOTE 12 — INCOME TAX

Income taxes for the interim periods presented have been included in our consolidated financial statements on the basis of an estimated annual effective tax rate. Our effective tax rate is impacted by the mix of earnings and losses by taxing jurisdictions. Our earnings (losses), other than in our TRS, are not generally subject to federal corporate and state income taxes due to our REIT election.

Due to the decrease in cumulative losses over the past three years, management believes that sufficient positive evidence could become available in the future to reach a conclusion that the valuation allowance will no longer be needed, in whole or in part. Acceleration of improved operating results or significant taxable income from specific non-recurring transactions could further impact this assessment. The likelihood of realizing the benefit of deferred tax assets and the related need for a valuation allowance is assessed on an ongoing basis. This assessment requires estimates and significant management judgment as to future operating results, as well as an evaluation of the effectiveness of our tax planning strategies. At this time, we are not able to reasonably estimate when sufficient positive evidence will require reversals of the valuation allowance or the impact such reversal will have on our effective tax rate.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We recorded an income tax provision attributable to continuing operations of $0.3 million, zero, $0.4 million and $0.1 million for the three month periods ended June 30, 2014 and 2013 and the six month periods ended June 30, 2014 and 2013, respectively. We had no unrecognized tax benefits at June 30, 2014. We expect no significant changes in unrecognized tax benefits within the next year. We recognize interest expense and penalties associated with unrecognized tax benefits as a component of tax expense.

NOTE 13 — FAIR VALUE

The following table presents information about our financial instruments measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at June 30, 2014 using
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$8,663	$—	$8,663
Interest rate swaps (asset)	—	33	—	33
Liabilities:
Interest rate swaps (liability)	—	2,296	—	2,296
Fixed-rate debt	—	355,285	—	355,285

	Fair Value Measurements at December 31, 2013 using
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$12,224	$—	$12,224
Interest rate swaps (asset)	—	253	—	253
Liabilities:
Interest rate swaps (liability)	—	1,772	—	1,772
Fixed-rate debt	—	319,429	—	319,429

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2014.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 - DISCONTINUED OPERATIONS

We have adjusted our consolidated statement of operations for the three and six months ended June 30, 2014 and 2013 to reflect the operations of hotel properties sold or classified as held for sale in discontinued operations. Discontinued operations include the following hotel properties that have been sold:

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

•                  Fairfield Inn and AmericInn in Salina, KS — sold November 2013;

•                  Hampton Inn and Fairfield Inn & Suites in Boise, ID — sold November 2013;

•                  Holiday Inn Express in Emporia, KS — sold December 2013; and

•                  AmericInn and Aspen Hotel & Suites in Fort Smith, AR - sold on January 17, 2014.

In addition, discontinued operations also includes the results of the Hampton Inn in Fort Smith, AR, which is classified as held for sale at June 30, 2014.

Condensed results of operations for the hotel properties included in discontinued operations follow (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

REVENUE	$1,193	$5,963	$2,281	$12,255

Hotel operating expenses	788	4,399	1,558	9,262
Depreciation and amortization	5	596	9	1,435
Loss on impairment of assets	400	—	400	1,500

INCOME FROM HOTEL OPERATIONS	—	968	314	58
Interest expense	—	47	—	150
(Gain) loss on disposal of assets	46	(26)	(17)	(1,660)

INCOME (LOSS) BEFORE TAXES	(46)	947	331	1,568

INCOME TAX BENEFIT (EXPENSE)	5	(402)	6	(666)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(41)	$545	$337	$902

INCOME (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(1)	$24	$4	$42

INCOME (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(40)	$521	$333	$860

As discussed above, we have elected to early adopt ASU No. 2014-08 which changes the criteria for discontinued operations to include only disposals that represent a strategic shift in operations with a major effect on operations and results.  While we have elected early adoption for our consolidated financial statements and footnote disclosures, hotels that were classified as held for sale in prior periods will continue to be reported in discontinued operations.  Under this ASU, the Company anticipates that the majority of future property sales will not be classified as discontinued operations.

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 - EARNINGS PER SHARE

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

For the three months ended June 30, 2014 and the six months ended June 30, 2014 and 2013, we had 893,000 stock options outstanding which were not included in the computation of diluted earnings per share, as the options’ exercise price was greater than the average market price of our common shares.

A summary of the components used to calculate basic and diluted earnings per share follows (in thousands, except per share):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$9,201	$6,125	$12,148	$7,651
Less: Preferred dividends	4,147	3,844	8,294	6,296
Allocation to participating securities	26	18	41	27
Attributable to non-controlling interest	186	198	48	115
Income from continuing operations attributable to common stockholders	4,842	2,065	3,765	1,213
Income (loss) from discontinued operations attributable to common stockholders	(40)	521	333	860

Net income attributable to common stockholders	$4,802	$2,586	$4,098	$2,073

Denominator:
Weighted average common shares outstanding - basic	85,165	65,480	85,136	64,090
Dilutive effect of equity-based compensation awards	498	474	460	362

Weighted average common shares outstanding - diluted	85,663	65,954	85,596	64,452

Earnings per common share - basic and diluted:
Net income from continuing operations	$0.06	$0.03	$0.04	$0.02
Net income from discontinued operations	—	0.01	0.01	0.01

Net income	$0.06	$0.04	$0.05	$0.03

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 16 — SUBSEQUENT EVENTS

Appointment of Directors

On July 16, 2014, the Board of Directors (the “Board”) of the Company, based on the recommendation of the Nominating and Corporate Governance Committee of the Board, appointed Jeffrey W. Jones and Kenneth J. Kay as directors of the Company. The Board has determined, based on the recommendation of the Nominating and Corporate Governance Committee, that each appointee is independent in accordance with the applicable rules of the New York Stock Exchange. In connection with Messrs. Jones and Kay appointments, the size of the Board was increased from six (with one vacant seat prior to July 16, 2014) to seven. The two new directors join Kerry W. Boekelheide, the Company’s Executive Chairman of the Board, Daniel P. Hansen, the Company’s President and Chief Executive Officer, Bjorn R. L. Hanson, Thomas W. Storey and Wayne W. Wielgus as members of the Board.

Mr. Jones will serve on the Audit and the Nominating and Corporate Governance Committees of the Board. Mr. Kay will serve on the Audit and the Compensation Committees of the Board. The Board, on the recommendation of the Nominating and Corporate Goverance Committee, has determined that each of the appointees meets the requirements for serving on such committees.

Messrs. Jones and Kay will participate in the Company’s non-employee director compensation programs. On July 21, 2014, Messrs. Jones and Kay each received a stock award pursuant to the Company’s 2011 Equity Incentive Plan, consisting of 5,984 fully vested shares of the Company’s common stock. The Company has entered into an indemnification agreement with each of Messrs. Jones and Kay in the form entered into with other directors and executive officers of the Company.

Equity Transactions

On July 1, 2014, we issued 46,788 shares of common stock for Common Units of our Operating Partnership which were tendered for redemption on May 2, 2014.

On August 1, 2014, our Board of Directors declared cash dividends of $0.1175 per share of common stock, $0.578125 per share of 9.25% Series A Cumulative Redeemable Preferred Stock, $0.4921875 per share of 7.875% Series B Cumulative Redeemable Preferred Stock, and $0.4453125 per share of 7.125% Series C Cumulative Redeemable Preferred Stock. These dividends are payable on August 29, 2014 for holders of record on August 15, 2014.

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

•                  increased renovation costs, which may cause actual renovation costs to exceed our current estimates;

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

Overview

We focus primarily on acquiring and owning premium-branded select-service hotels in the upscale and upper midscale segments of the U.S. lodging industry, as these segments are currently defined by Smith Travel Research (“STR”). Since completion of our IPO on February 14, 2011 and through June 30, 2014, we have acquired 47 hotels containing 6,539 guestrooms for purchase prices aggregating $916.7 million. As of August 1, 2014, we own 90 hotels containing 11,368 guestrooms located in 22 states. Except for six hotels, five of which are subject to ground leases and one of which is subject to a PILOT (payment in lieu of taxes) lease, we own our hotels in fee simple. Our hotels are located in markets in which we have extensive experience and that exhibit multiple demand generators, such as business and corporate headquarters, retail centers, airports and tourist attractions.

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

We have elected to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011.  To qualify as a REIT, we cannot operate or manage our hotels.  Accordingly, we lease all of our hotels to our TRS lessees.

At June 30, 2014, all of our hotel properties are operated pursuant to hotel management agreements with third party hotel management companies, including the following:

•                  Interstate Management Company, LLC and its affiliate Noble Management Group, LLC — 50 hotel properties

•                  Select Hotel Group, LLC — 12 hotel properties

•                  Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott — six hotel properties

•                  White Lodging Services Corporation — four hotel properties

•                  Kana Hotels, Inc. — three hotel properties

•                  InterMountain Management, LLC and its affiliate, Pillar Hotels and Resorts, LP — seven hotel properties

•                  Affiliates of IHG including IHG Management (Maryland) LLC and Intercontinental Hotel Group Resources, Inc. — two hotel properties

•                  HP Hotels Management Company, Inc. — two hotel properties

•                  OTO Development, LLC — two hotel properties

•                  American Liberty Hospitality, Inc. — one hotel property

•                  Stonebridge Realty Advisors, Inc. — one hotel property

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

Our Hotel Property Portfolio

At June 30, 2014, our hotel property portfolio consisted of 90 hotels containing 11,367 guestrooms. Of these hotels, according to STR’s current chain segment designations, 60 hotels containing 7,979 guestrooms are “upscale,” and 30 hotels containing 3,388 guestrooms are “upper midscale.” Information for our hotel properties by franchisor as of June 30, 2014 follows:

Franchise/Brand	Number of Hotel Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	11	1,662
SpringHill Suites by Marriott	9	1,188
Residence Inn by Marriott	7	816
Fairfield Inn & Suites by Marriott	7	751
TownePlace Suites by Marriott	1	90
Total Marriott	35	4,507
Hilton
Hilton Garden Inn	9	1,076
Hampton Inn (1)	6	634
Hampton Inn & Suites	7	834
DoubleTree by Hilton	2	337
Homewood Suites	1	91
Total Hilton	25	2,972
Hyatt
Hyatt Place	16	2,224
Hyatt House	1	135
Total Hyatt	17	2,359
IHG
Holiday Inn Express	2	185
Holiday Inn Express & Suites (2)	4	561
Holiday Inn	1	143
Staybridge Suites	2	213
Total IHG	9	1,102
Starwood
Aloft	1	136
FourPoints by Sheraton	1	101
Total Starwood	2	237
Carlson
Country Inn & Suites by Carlson	2	190
Total	90	11,367	(3)

(1)         Includes one hotel property that is classified as held for sale at June 30, 2014 in our financial statements.

(2)         Prior to June 30, 2014, we owned an 81% controlling interest in a joint venture that owns the Holiday Inn Express & Suites in San Francisco, CA.  On June 30, 2014, we acquired the outstanding non-controlling interest in the joint venture for $8.2 million.  As a result, this hotel property became wholly-owned by us.

(3)         During the second quarter of 2014, we added 14 guestrooms to our portfolio due to hotel renovations. Thus, at June 30, 2014, our hotel property portfolio consisted of 90 hotels containing 11,367 guestrooms.  Due to the addition of one guestroom in July 2014, our hotel property portfolio at August 1, 2014 consisted of 90 hotels containing 11,368 guestrooms.

Hotel Property Portfolio Activity

Acquisitions

We acquired four hotel properties in the first six months of 2014 and sixteen hotel properties in the first six months of 2013.  A summary of these acquisitions follows (dollars in thousands, except Cost per Key):

Date Acquired	Franchise/Brand	Location	Guestrooms as of August 1, 2014	Purchase Price		Renovation Cost		Cost per Key (5)

First six Months of 2014
January 9	Hilton Garden Inn	Houston, TX	182	$37,500		$3,400	(4)	$225,000
January 10	Hampton Inn	Santa Barbara (Goleta), CA	101	27,900	(1)	2,600	(4)	302,000
January 24	Four Points by Sheraton	San Francisco, CA	101	21,250		1,400	(4)	224,000
March 14	Double Tree by Hilton	San Francisco, CA	210	39,060		4,500	(4)	207,000
Total six months ended June 30, 2014		4 hotel properties	594	$125,710		$11,900		$232,000

First Six Months of 2013
January 22	Hyatt Place	Chicago (Hoffman Estates), IL	126	$9,230		$1,400	(4)	$84,000
January 22	Hyatt Place	Orlando (Convention), FL	150	12,252		1,907	(3)	94,000
January 22	Hyatt Place	Orlando (Universal), FL	150	11,843		1,939	(3)	92,000
February 11	IHG / Holiday Inn Express & Suites	San Francisco, CA	252	60,500	(2)	4,161	(3)	257,000
March 11	SpringHill Suites by Marriott	New Orleans, LA	208	33,095		—	(3)	159,000
March 11	Courtyard by Marriott	New Orleans (Convention), LA	202	30,827		2,350	(3)	164,000
March 11	Courtyard by Marriott	New Orleans (French Quarter), LA	140	25,683		74	(3)	184,000
March 11	Courtyard by Marriott	New Orleans (Metairie), LA	153	23,539		2,465	(3)	170,000
March 11	Residence Inn by Marriott	New Orleans (Metairie), LA	120	19,890		—	(3)	166,000
April 30	Hilton Garden Inn	Greenville, SC	120	15,250		145	(3)	128,000
May 21	IHG / Holiday Inn Express & Suites	Minneapolis (Minnetonka), MN	93	6,900		1,700	(4)	92,000
May 21	Hilton Garden Inn	Minneapolis (Eden Prairie), MN	97	10,200		2,700	(4)	133,000
May 23	Fairfield Inn & Suites by Marriott	Louisville, KY	135	25,023		2,500	(4)	204,000
May 23	SpringHill Suites by Marriott	Louisville, KY	198	39,138		3,600	(4)	216,000
May 23	Courtyard by Marriott	Indianapolis, IN	297	58,634		—	(3)	197,000
May 23	SpringHill Suites by Marriott	Indianapolis, IN	156	30,205		—	(3)	194,000
Total six months ended June 30, 2013		16 hotel properties	2,597	$412,209		$24,941		$168,000

(1)             The purchase price for this hotel included the issuance of 412,174 Common Units in our Operating Partnership valued at the time of issuance at $3.7 million.

(2)             Prior to June 30, 2014, we owned an 81% controlling interest in a joint venture that owns the Holiday Inn Express & Suites in San Francisco, CA.  On June 30, 2014, we acquired the outstanding non-controlling interest in the joint venture for $8.2 million. As a result, this hotel property became wholly-owned by us.

(3)             Actual total renovation cost.

(4)             Actual-to-date and estimated remaining costs to complete.

(5)             Purchase price and renovation costs are funded by mortgage debt, advances on our senior unsecured revolving line of credit facility, cash and the issuance of Operating Partnership Common Units described in footnote 1 to this table. Additional information about the mortgage debt financing is provided below in “Outstanding Indebtedness — Term Loans.”

Of the total renovation costs detailed in the table above, $17.8 million have been incurred as of June 30, 2014. There is no assurance that our actual renovation costs will not exceed our estimates.

Dispositions

Pursuant to our strategy to continually evaluate our hotel properties and land held for development, we sold two hotel properties in the first six months of 2014. Historically, when a property was identified as being held for sale, we reclassified the property on our consolidated balance sheets, evaluated for potential impairment and, in the case of a hotel property, reported historical and future results of operations in discontinued operations. We recognized impairment charges on hotel properties in discontinued operations and on land held for development in continuing operations of $1.1 million and $1.5 million in the first six months of 2014 and 2013, respectively.

As discussed in the footnotes to the consolidated financial statements, we have elected to early adopt ASU No. 2014-08 which changes the criteria for discontinued operations to include only disposals that represent a strategic shift in operations with a major effect on operations and results.  While we have elected early adoption for our consolidated financial statements and footnote disclosures, the sale of the AmericInn, Aspen Hotel & Suites and Hampton Inn in Fort Smith, AR will be included in discontinued operations as these hotels were classified as held for sale in prior periods.  Under this ASU, the Company anticipates that the majority of future property sales will not be classified as discontinued operations.

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

Results of Operations of Summit Hotel Properties, Inc.

The comparisons that follow should be reviewed in conjunction with the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As noted above, in the first six months of 2014 we sold the AmericInn Hotel & Suites and the Aspen Hotel & Suites in Fort Smith, AR. In addition, at June 30, 2014, we classified as held for sale the Hampton Inn in Fort Smith, AR. Accordingly, we classified these hotel properties as discontinued operations and their operating results are not included in the discussion below.

Comparison of Three Months Ended June 30, 2014 with Three Months Ended June 30, 2013

Key operating metrics for our total portfolio (89 hotels at June 30, 2014 and 82 hotels at June 30, 2013, excluding discontinued operations) and our same-store portfolio (66 hotels) for the three months ended June 30, 2014 (“second quarter of 2014”) and for the three months ended June 30, 2013 (“second quarter of 2013”) follows (dollars in thousands, except ADR and RevPAR):

	Three Months Ended June 30,
	2014		2013		Percentage Change
	Total Portfolio (89 hotels)	Same-Store Portfolio (66 hotels)	Total Portfolio (82 hotels)	Same-Store Portfolio (66 hotels)	Total Portfolio (89/82 hotels)	Same-Store Portfolio (66 hotels)
Total revenues	$105,525	$63,694	$79,105	$58,472	33.4%	8.9%
Hotel operating expenses	$66,609	$41,466	$50,687	$38,166	31.4%	8.6%
Occupancy	79.9%	78.9%	77.9%	77.0%	2.6%	2.5%
ADR	$122.51	$111.91	$110.90	$105.27	10.5%	6.3%
RevPAR	$97.93	$88.28	$86.37	$81.07	13.4%	8.9%

Revenue. Total revenues, including room and other hotel operations revenue, increased $26.4 million in the second quarter of 2014 compared with the second quarter of 2013. The increase in revenues is due to an increase in same-store revenues of $5.2 million and an increase in revenues from the 19 hotel properties acquired in 2013 and four hotel properties acquired in the first six months of 2014 (the “Acquired Hotels”) of $21.2 million.

The same-store revenue increase of $5.2 million, or 8.9%, was due to increases in occupancy to 78.9% in the second quarter of 2014 compared with 77.0% in the second quarter of 2013, and an increase in ADR to $111.91 in the second quarter of 2014 from $105.27 in the second quarter of 2013. The increases in occupancy and ADR resulted in an 8.9% increase in same-store RevPAR to $88.28 in the second quarter of 2014 compared with $81.07 in the second quarter of 2013. These increases were due to the improving economy, hotel industry fundamentals and renovations made at 17 hotel properties in 2013.

Hotel Operating Expenses. Hotel operating expenses increased $15.9 million in the second quarter of 2014 compared with the second quarter of 2013. The increase is due in part to the additional operating expenses from the Acquired Hotels of $12.6 million. In addition, the increase in same-store hotel operating expenses is due to $3.3 million of variable costs related to the increase in revenue.

A summary of our hotel operating expenses for our same-store portfolio (66 hotels) for second quarter of 2014 and 2013 follows (dollars in thousands):

	Three Months Ended June 30,		Percentage	Percentage of Revenue Three Months Ended June 30,
	2014	2013	Change	2014	2013
Rooms expense	$16,568	$15,593	6.3%	26.0%	26.7%
Other direct expense	8,092	7,140	13.3%	12.7%	12.2%
Other indirect expense	16,583	15,251	8.7%	26.0%	26.1%
Other expense	223	182	22.5%	0.4%	0.3%
Total hotel operating expenses	$41,466	$38,166	8.6%	65.1%	65.3%

Depreciation and Amortization. Depreciation and amortization expense increased $3.9 million in the second quarter of 2014 compared with second quarter of 2013, primarily due to the depreciation associated with the Acquired Hotels.

Corporate General and Administrative. Corporate general and administrative expenses increased by $1.4 million in the second quarter of 2014 compared with second quarter of 2013. The increase in expense was primarily due to increases in equity-based compensation of $0.5 million and expenses related to the transition of directors and executive officers of $0.6 million.

Other Income/Expense. The $1.9 million increase in other income (expense) was primarily the result of an increase in interest expense due to debt incurred to finance the acquisition of the Acquired Hotels.

Comparison of the First Six Months of 2014 with the First Six Months of 2013

Key operating metrics for our total portfolio (89 hotels at June 30, 2014 and 82 hotels at June 30, 2013, excluding discontinued operations) and our same-store portfolio (66 hotels) for the six months ended June 30, 2014 (the “first six months of 2014”) compared with the six months ended June 30, 2013 (the “first six months of 2013”) follows (dollars in thousands, except ADR and RevPAR):

	Six Months Ended June 30,
	2014		2013		Percentage Change
	Total Portfolio (89 hotels)	Same-Store Portfolio (66 hotels)	Total Portfolio (82 hotels)	Same-Store Portfolio (66 hotels)	Total Portfolio (89/82 hotels)	Same-Store Portfolio (66 hotels)
Total revenues	$195,069	$120,944	$138,828	$111,417	40.5%	8.6%
Hotel operating expenses	$126,528	$79,884	$90,447	$73,649	39.9%	8.5%
Occupancy	76.1%	75.9%	74.9%	73.7%	1.6%	3.0%
ADR	$120.79	$111.00	$109.31	$105.24	10.5%	5.5%
RevPAR	$91.94	$84.22	$81.92	$77.52	12.2%	8.6%

Revenue. Total revenues, including room and other hotel operations revenue, increased $56.2 million in the first six months of 2014 compared with the first six months of 2013. The increase in revenues is due to an increase in same-store revenues of $9.5 million and a $46.7 million increase in revenues from the Acquired Hotels.

The same-store revenue increase of $9.5 million, or 8.6%, was due to an increase in occupancy to 75.9% in the first six months of 2014 compared with 73.7% in the first six months of 2013, and an increase in ADR to $111.00 in the first six months of 2014 from $105.24 in the first six months of 2013. The increases in occupancy and ADR resulted in an 8.6% increase in same-store RevPAR to $84.22 in the first six months of 2014 compared with $77.52 in the first six months of 2013. These increases were due to the improving economy and hotel industry fundamentals and renovations made at 17 hotel properties in 2013.

Hotel Operating Expenses. Hotel operating expenses increased $36.1 million in the first six months of 2014 compared with the first six months of 2013. The increase is due in part to a $29.8 million increase in operating expenses at the Acquired Hotels. In addition, the increase in same-store hotel operating expenses is due to $6.2 million of variable costs related to the increase in revenue. Expenses at the same-store hotels declined as a percentage of revenue from 66.1% in the first six months of 2013 to 66.0% in the first six months of 2014, due to stability in expenses despite increasing revenues at the same-store hotel properties.

A summary of our hotel operating expenses for our same-store portfolio (66 hotels) for the first six months of 2014 and the first six months of 2013 follows (dollars in thousands):

	Six Months Ended June 30,		Percentage	Percentage of Revenue Six Months Ended June 30,
	2014	2013	Change	2014	2013
Rooms expense	$32,139	$30,179	6.5%	26.6%	27.1%
Other direct expense	15,748	14,199	10.9%	13.0%	12.7%
Other indirect expense	31,586	28,925	9.2%	26.1%	26.0%
Other expense	411	346	18.8%	0.3%	0.3%
Total hotel operating expenses	$79,884	$73,649	8.5%	66.0%	66.1%

Depreciation and Amortization.  Depreciation and amortization expense increased $8.7 million in the first six months of 2014 compared with the first six months of 2013, primarily due to the depreciation associated with the Acquired Hotels.

Corporate General and Administrative.  Corporate general and administrative expenses increased $2.5 million in the first six months of 2014 compared with the first six months of 2013. Approximately $1.0 million of the increase was due to increased professional fees and expenses related to establishing new procedures and systems for intercompany account reconciliations, as well as performing the reconciliation of the balance sheets of intercompany accounts between individual hotels and our consolidated statements of operations for the years ended 2013 and 2012.  Additional increases in expense were due to increases in equity-based compensation of $0.5 million and expenses related to the transition of directors and executive officers of $0.6 million.

Other Income/Expense.  The $4.3 million increase in other income (expense) in the first six months of 2014 compared with the first six months of 2013 was primarily the result of an increase in interest expense due to debt incurred to finance the acquisition of the Acquired Hotels.

Cash Flows

The increase in net cash provided by operating activities of $13.9 million for the first six months of 2014 compared with the first six months of 2013 primarily resulted from a $3.9 million improvement in earnings and a $7.3 million increase in depreciation and amortization. The increase in depreciation was primarily related to the Acquired Hotels. The $272.7 million decrease in net cash used in investing activities for the first six months of 2014 compared with the first six months of 2013 primarily resulted from a $298.5 million decrease in acquisitions of hotel properties and a $11.8 million decrease in restricted cash related to renovation reserves funded; partially offset by an $8.2 million increase in improvements and additions to hotel properties, an $8.2 million payment to acquire the remaining 19% non-controlling interest in a joint venture that owns the Holiday Inn Express & Suites in San Francisco, CA and a $22.4 million decrease in net proceeds from asset dispositions. The $312.0 million decrease in net cash provided by financing activities for the first six months of 2014 compared with the first six months of 2013 resulted from a $237.3 million decrease in proceeds from equity offerings, a decrease in proceeds from issuance of debt of $137.2 million and a $6.0 million increase in dividends and distributions, partially offset by a $67.0 million decrease in payments on debt.

Discontinued Operations

Pursuant to our strategy, we continually evaluate our hotel properties for potential sale and redeployment of capital. Historically, when a hotel property was sold or identified as being held for sale, we reported its historical and future results of operations, including impairment charges, in discontinued operations.  As discussed above, while we have elected early adoption of ASU No. 2014-08 for our consolidated financial statements and footnote disclosures, hotels that were classified as held for sale in prior periods will continue to be reported in discontinued operations.  In the first six months of 2014, we reported the following hotel properties in discontinued operations:

•                  AmericInn Hotel & Suites in Fort Smith, AR

•                  Aspen Hotel & Suites in Fort Smith, AR

•                  Hampton Inn in Fort Smith, AR

The AmericInn Hotel & Suites and the Aspen Hotel & Suites located in Fort Smith, AR were sold on January 17, 2014. The Hampton Inn in Fort Smith, AR was classified as held for sale at June 30, 2014 and is currently under contract for sale.

A summary of results from our hotel properties included in discontinued operations follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$1,193	$5,963	$2,281	$12,255
Hotel operating expenses	788	4,399	1,558	9,262
Depreciation and amortization	5	596	9	1,435
Loss on impairment of assets	400	—	400	1,500
Interest expense	—	47	—	150
(Gain) loss on disposal of assets	46	(26)	(17)	(1,660)
Total expenses	1,239	5,016	1,950	10,687
Income (loss) from discontinued operations before income taxes	(46)	947	331	1,568
Income tax (expense) benefit	5	(402)	6	(666)
Income (loss) from discontinued operations	$(41)	$545	$337	$902

Non-GAAP Financial Measures

We consider funds from operations (“FFO”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”), both of which are non-GAAP financial measures, to be useful to investors as key supplemental measures of our operating performance.

We caution investors that amounts presented in accordance with our definitions of FFO and EBITDA may not be comparable to similar measures disclosed by other companies, since not all companies calculate these non-GAAP measures in the same manner. FFO and EBITDA should be considered along with, but not as alternatives to, net income (loss) as a measure of our operating performance. FFO and EBITDA may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, debt service obligations and other commitments and uncertainties.  Although we believe that FFO and EBITDA can enhance the understanding of our financial condition and results of operations, these non-GAAP financial measures are not necessarily better indicators of any trend as compared to a comparable GAAP measure such as net income (loss).

Funds From Operations

As defined by the National Association of Real Estate Investment Trusts, (“NAREIT”), FFO represents net income or loss (computed in accordance with GAAP), excluding gains (or losses) from sales of property, impairment, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization, and adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operational performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and impairment losses, it provides a performance measure that, when compared year over year, reflects the effect to operations from trends in occupancy, room rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our computation of FFO differs from the NAREIT definition and may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs because the amount of depreciation and amortization we add back to net income or loss includes amortization of deferred financing costs and amortization of franchise royalty fees. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

The following is a reconciliation of our GAAP net income to FFO for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
NET INCOME	$9,160	$6,670	$12,485	$8,553
Preferred dividends	(4,147)	(3,844)	(8,294)	(6,296)
Depreciation and amortization	16,650	13,324	32,084	24,814
Loss on impairment of assets	1,060	—	1,060	1,500
(Gain) loss on disposal of assets	32	(26)	(28)	(1,666)
Non-controlling interest in joint venture	(124)	(89)	(1)	(52)
Adjustments related to joint venture	(118)	(83)	(204)	(139)
Funds From Operations	$22,513	$15,952	$37,102	$26,714
Per common unit	$0.26	$0.23	$0.43	$0.40

Weighted average diluted common shares and Common Units (1)	86,735	68,952	86,660	67,598

(1)         The Company includes the outstanding Common Units of the Operating Partnership held by limited partners other than the Company because these Common Units are redeemable for shares of the Company’s common stock.

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA represents net income or loss, excluding: (i) interest, (ii) income tax expense and (iii) depreciation and amortization. We believe EBITDA is useful to an investor in evaluating our operating performance because it provides investors with an indication of our ability to incur and service debt, to satisfy general operating expenses, to make capital expenditures and to fund other cash needs or reinvest cash into our business. We also believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our asset base (primarily depreciation and amortization) from our operating results. Our management also uses EBITDA as one measure in determining the value of acquisitions and dispositions.

The following is a reconciliation of our GAAP net income to EBITDA for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
NET INCOME	$9,160	$6,670	$12,485	$8,553
Depreciation and amortization	16,650	13,324	32,084	24,814
Interest expense	6,846	4,926	13,206	9,079
Interest income	(122)	(18)	(172)	(35)
Income tax expense	324	363	401	815
Non-controlling interest in joint venture	(124)	(89)	(1)	(52)
Adjustments related to joint venture	(118)	(83)	(204)	(139)
EBITDA	$32,616	$25,093	$57,799	$43,035

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

We expect to satisfy our liquidity requirements with cash provided by operations, working capital, and short-term borrowings under our senior unsecured revolving credit facility. In addition, we may fund the purchase price of hotel acquisitions and cost of required capital improvements by borrowing under our senior unsecured revolving credit facility, assuming existing mortgage debt, issuing securities (including Common Units issued by the Operating Partnership), or incurring other mortgage debt. Further, we may seek to raise capital through public or private offerings of our equity or debt securities. However, certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders and market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all. We believe that our cash provided by operations, working capital, borrowings available under our senior unsecured revolving credit facility and other sources of funds available to us will be sufficient to meet our ongoing liquidity requirements for at least the next 12 months.

Restricted Cash

We have submitted requests to our lenders for the release of approximately $20.0 million of our restricted cash.  Upon final approval, these funds will be added to our unrestricted cash balance and will be available for use in operations.  We believe the release of restricted cash is appropriate under the terms of the respective loan documents, therefore, we expect to receive these funds during the third quarter of 2014. There is no assurance that our lenders will agree to this request and release this cash.

Outstanding Indebtedness

At June 30, 2014, we had $423.9 million in debt secured by mortgages on 49 hotel properties. We also had $156.0 million outstanding under our senior unsecured credit facility that was supported by 37 hotel properties unencumbered by mortgage debt.

A summary of our debt at June 30, 2014 follows (dollars in thousands):

Lender	Interest Rate June 30, 2014 (1)		Amortization Period (Years)	Maturity Date	Collateral	Amount of Debt
Senior Unsecured Credit Facility
Deutsche Bank AG New York Branch
$225 Million Revolver	2.26% Variable		n/a	October 10, 2017	n/a	$81,000	(2)
$75 Million Term Loan	4.14% Fixed		n/a	October 10, 2018	n/a	75,000
Total Senior Unsecured Credit Facility						156,000
Mortgage Loans
ING Life Insurance and Annuity	6.10% Fixed		20	March 1, 2019	Fourteen hotels	63,333
	4.55% Fixed		25	March 1, 2019	(cross-collateralized with other ING loan)	33,379
KeyBank National Association	4.46% Fixed		30	February 1, 2023	Four hotels	28,728
	4.52% Fixed		30	April 1, 2023	Three hotels	22,241
	4.30% Fixed		30	April 1, 2023	Three hotels	21,586
	4.95% Fixed		30	August 1, 2023	Two hotels	38,219
Bank of America Commercial Mortgage	6.41% Fixed		25	September 1, 2017	One hotel	8,270
Merrill Lynch Mortgage Lending Inc.	6.38% Fixed		30	August 1, 2016	One hotel	5,201
GE Capital Financial Inc.	5.39% Fixed		25	April 1, 2020	One hotel	9,390
	5.39% Fixed		25	April 1, 2020	One hotel	5,056
MetaBank	4.25% Fixed		20	August 1, 2018	One hotel	7,227
Bank of Cascades	4.66% Fixed		25	September 30, 2021	One hotel	11,854
Goldman Sachs	5.67% Fixed		25	July 6, 2016	Two hotels	13,940
Compass	4.57% Fixed	(3)	20	May 17, 2018	One hotel	12,915
	2.56% Variable		25	May 6, 2020	Three hotels	24,948
General Electric Capital Corp.	5.39% Fixed		25	April 1, 2020	One hotel	5,317
	5.39% Fixed		25	April 1, 2020	One hotel	6,227
	4.82% Fixed		20	April 1, 2018	One hotel	7,414
	5.03% Fixed		25	March 1, 2019	One hotel	9,943
AIG	6.11% Fixed		20	January 1, 2016	One hotel	13,230
Greenwich Capital Financial Products, Inc.	6.20% Fixed		30	January 6, 2016	One hotel	22,910
Wells Fargo Bank, National Association	5.53% Fixed		25	October 1, 2015	One hotel	3,588
	5.57% Fixed		25	January 1, 2016	One hotel	6,151
U.S. Bank, NA	6.22% Fixed		30	November 1, 2016	One hotel	17,705
	6.13% Fixed		25	November 11, 2021	One hotel	11,937
	5.98% Fixed		30	March 8, 2016	One hotel	13,223
Total Mortgage Loans						423,932
Total Debt						$579,932

(1)             The interest rates at June 30, 2014 above give effect to our use of interest rate swaps, where applicable.

(2)             Excludes outstanding letters of credit.

(3)             Interest rate derivative effectively converts 85% of this loan to a fixed rate.

Senior Unsecured Credit Facility

At June 30, 2014, we have a $300.0 million senior unsecured credit facility. Deutsche Bank AG New York Branch (“Deutsche Bank”) is the administrative agent and Deutsche Bank Securities Inc. is the sole lead arranger. The syndication of lenders includes Deutsche Bank, Bank of America, N.A., Royal Bank of Canada, Key Bank, Regions

Bank, Fifth Third Bank, Raymond James Bank, N.A., and U.S. Bank National Association. Certain of our existing and future subsidiaries that own or lease an unencumbered asset, as described below, will be required to guaranty this credit facility.

The senior unsecured credit facility is comprised of a $225.0 million revolving credit facility (the “$225 Million Revolver”) and a $75.0 million term loan (the “$75 Million Term Loan”). This credit facility has an accordion feature which will allow us to increase the commitments under the $225 Million Revolver and the $75 Million Term Loan by an aggregate of $100.0 million prior to October 10, 2017. The $225 Million Revolver will mature on October 10, 2017, which can be extended to October 10, 2018 at our option, subject to certain conditions. The $75 Million Term Loan will mature on October 10, 2018.

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

Unencumbered Assets. This credit facility is unsecured; however, borrowings are limited by the value of hotel properties that qualify as unencumbered assets supporting this credit facility. At June 30, 2014, 37 of our hotel properties qualify as, and are deemed to be, unencumbered assets that support this credit facility. Among other conditions, unencumbered assets must not be subject to liens or security interests, and the owner and operating lessee of such unencumbered asset must execute a guaranty supplement pursuant to which the owner and operating lessee become subsidiary guarantors of the credit facility. In addition, hotel properties may be added to or removed from the unencumbered asset pool at any time so long as there is a minimum of 20 hotel properties in the unencumbered asset pool, the unencumbered assets meet certain diversity requirements (such as limits on concentrations in any particular market), and the then-current borrowings on the credit facility do not exceed the maximum available under the credit facility given the availability limitations described above. Further, to be eligible as an unencumbered asset, the hotel property must: be franchised with a nationally-recognized franchisor; have been in operation a minimum of one year; satisfy certain ownership, management and operating lessee criteria; and not be subject to material defects, such as liens, title defects, environmental contamination and other standard lender criteria.

At June 30, 2014, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which, we had $156.0 million borrowed, $13.8 million in standby letters of credit and $130.2 million available to borrow under the $225 Million Revolver.

At August 1, 2014, 37 of our unencumbered hotel properties are included in the borrowing base which supports the senior unsecured credit facility. As a result, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which we had $148.0 million borrowed, $13.8 million in standby letters of credit and $138.2 million available to borrow.

Term Loans

At June 30, 2014, we had $498.9 million in term loans outstanding. These term loans are secured primarily by first mortgage liens on hotel properties.

On January 9, 2014, as part of our acquisition of the 182-guestroom Hilton Garden Inn in Houston, TX, we assumed a $17.8 million mortgage loan with a fixed interest rate of 6.22%, an amortization period of 30 years, and a maturity date of November 1, 2016.

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

On March 28, 2014, we amended two loans with GE Capital Financial, cross - collateralized by the Courtyard by Marriott and the SpringHill Suites by Marriott, both located in Scottsdale, AZ. The loans were amended to bear interest at a fixed rate of 5.39% and the maturity date was extended to April 1, 2020.

On March 28, 2014, we amended two loans with General Electric Capital Corp., cross - collateralized by the Hilton Garden Inn (Lakeshore) and the Hilton Garden Inn (Liberty Park), both located in Birmingham, AL. Both loans were amended to bear interest at a fixed rate of 5.39% and the maturity dates were extended to April 1, 2020.

On May 6, 2014, we closed on a $25.0 million loan with Compass Bank. The loan carries a variable rate of 30-day LIBOR plus 240 basis points, amortizes over 25 years, and has a May 6, 2020 maturity date. The loan is secured by first mortgage liens on the Hampton Inn & Suites hotels located in San Diego (Poway), CA, Ventura (Camarillo), CA and Fort Worth, TX. The net proceeds from this loan were used to pay down the $225 Million Revolver.

For additional information regarding our term loans, please read our consolidated financial statements and related notes thereto, appearing elsewhere in this Form 10-Q.

Equity Transactions

On April 1, 2014, we redeemed 25,349 Common Units in our Operating Partnership, which had been tendered on January 31, 2014 for shares of our common stock. On May 2, 2014, 46,788 Common Units were tendered for redemption, which we redeemed for 46,788 shares of our common stock on July 1, 2014.

Capital Expenditures

In the first six months of 2014, we spent $22.8 million on renovations, including $17.8 million on hotel properties that we owned at the beginning of 2013 and $5.0 million on hotel properties acquired since the beginning of 2013.  We currently have renovations underway at five of our hotel properties. We anticipate spending a total of $14.0 million to $20.0 million on hotel property renovations in the remainder of 2014. We expect to fund these renovations with cash provided by operations, working capital, borrowings under our senior unsecured revolving credit facility, and other potential sources of capital, to the extent available to us.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements to facilitate our operations. At June 30, 2014, we had $13.8 million in outstanding stand-by letters of credit, of which $0.7 million was supporting performance bonds related to workers’ compensation insurance and other operational matters and $13.1 million was supporting a purchase agreement for the Hampton Inn & Suites in downtown Minneapolis, MN. At August 1, 2014, we had $13.8 million in outstanding standby letters of credit.

Contractual Obligations

The timing of required payments related to our long-term debt and other contractual obligations at June 30, 2014 follows (in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Debt obligations (1)	$748,779	$37,340	$180,496	$248,512	$282,431
Operating lease obligations (2)	72,330	819	1,033	786	69,692
Purchase obligations (3)	5,917	5,917	—	—	—
Other long-term liabilities (4)	8,000	8,000	—	—	—
Total	$835,026	$52,076	$181,529	$249,298	$352,123

(1)         Amounts shown include amortization of principal, maturities, and estimated interest payments. Interest payments on variable rate debt have been estimated using the rates in effect at June 30, 2014, after giving effect to interest rate swaps.

(2)         Primarily ground leases and corporate office leases.

(3)         Represents purchase orders and executed contracts for renovation projects at our hotel properties.

(4)   Represents remaining note funding obligation.

In addition to the contractual obligations in the above table, at June 30, 2014 we are also obligated under a purchase agreement with a hotel property developer to acquire a Hampton Inn & Suites in downtown Minneapolis, MN for $37.7 million subject to certain conditions, including the completion of construction of the hotel in accordance with agreed upon architectural and engineering designs, receipt of a Hampton Inn & Suites franchise, and receipt of a certificate of occupancy.  Therefore, there is no assurance that the acquisition will be completed. In January 2014, we issued a standby letter of credit for $13.1 million in support of this purchase agreement. This letter of credit was issued under our senior unsecured credit facility.

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

At June 30, 2014, we were party to four interest rate swap agreements with a total notional amount of $103.6 million, where we receive variable rate payments in exchange for making fixed rate payments. These agreements are accounted for as cash flow hedges and have an aggregate termination value, including accrued interest, of $2.4 million at June 30, 2014.

At June 30, 2014, after giving effect to our interest rate swap agreements, $472.0 million, or 81.4%, of our debt had fixed interest rates and $107.9 million, or 18.6%, had variable interest rates. Assuming no increase in the outstanding balance of our variable rate debt, if interest rates increase by 1.0% our cash flow would decrease by approximately $1.1 million per year.

As our fixed rate debts mature, they will become subject to interest rate risk. In addition, as our variable rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At June 30, 2014, we have no debt that matures in 2014. However, $10.8 million of our long-term debt is scheduled to amortize in the next twelve months, of which $10.5 million has fixed interest rates.

Item 4.                                                         Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We have continued the implementation of changes to our internal controls over financial reporting to remediate the material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2013.  In the course of preparing our 2013 Annual Report and the consolidated financial statements included therein, our management identified a deficiency in the design of our internal control over financial reporting in that we did not have in place controls and procedures that would allow us to reconcile the balance sheets of our individual hotels included in our final consolidated balance sheet to the balance sheet information provided by our third party property managers for each individual hotel.  As a result of the design deficiency, the intercompany accounts between the entities which form the consolidated company had not been reconciled in 2013 and in prior periods.

In order to prepare the consolidated financial statements for the year ended December 31, 2013 and for the quarter ended March 31, 2014, the audit committee of our board of directors engaged a nationally recognized consulting and accounting firm to assist our management with the reconciliation of the intercompany accounts for 2012, 2013 and the first quarter of 2014.  The Company has developed internal processes and procedures to have its accounting staff reconcile intercompany accounts on a monthly basis as part of its normal accounting close process.  Furthermore, the Company has engaged a local consulting firm to assist with the development of processes and procedures related to the reconciliation of the balance sheets of our individual hotels to the balance sheet information provided by our third party property managers at each quarter end and to perform the reconciliation for the second quarter of 2014.

Notwithstanding the material weakness, our management has concluded that the consolidated financial statements included in our 2013 Annual Report and in the Quarterly Reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014, present fairly in all material respects the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries.

Our management continues to work diligently to further identify and implement procedures and controls to remediate the material weakness and strengthen our overall internal controls.  We are continuing to retain and develop resources to improve our processes, procedures and internal control environment.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

Not applicable.

Item 5.                                                         Other Information.

On May 28, 2014, the Compensation Committee of the Board of Directors approved the below elements of the 2014 compensation program for the Company’s non-employee directors:

Annual Cash Retainer.  An annual cash retainer of $50,000 to each non-employee director.

Presiding Director Fee.  A $30,000 annual fee to the presiding director.

Additional Committee Membership Fee.  An additional annual committee membership fee to the members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, with each member of the Audit Committee being paid $12,500, each member of the Compensation Committee being paid $10,000 and each member of the Nominating and Corporate Governance Committee being paid $7,500.

Additional Committee Chairperson Fee.  The chairperson of the Audit Committee, the chairperson of the Compensation Committee and the chairperson of the Nominating and Corporate Governance Committee will each receive an annual committee chairperson fee, with the chairperson of the Audit Committee being paid $25,000, the chairperson of the Compensation Committee being paid $20,000 and the chairperson of the Nominating and Corporate Governance Committee being paid $15,000.

Annual Equity Award.  An annual award of shares of the Company’s common stock with an aggregate value of approximately $70,000  to each non-employee director (the number of shares awarded to each non-employee director to be determined by dividing $70,000 by the volume weighted-average price of the Company’s common stock on the NYSE for the ten trading days preceding the grant date).

Item 6.                                                         Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit
10.1†	Employment Agreement, dated May 28, 2014, between Summit Hotel Properties, Inc. and Kerry W. Boekelheide
10.2†	Employment Agreement, dated May 28, 2014, between Summit Hotel Properties, Inc. and Daniel P. Hansen
10.3†	Employment Agreement, dated May 28, 2014, between Summit Hotel Properties, Inc. and Craig J. Aniszewski
10.4†	Employment Agreement, dated May 28, 2014, between Summit Hotel Properties, Inc. and Christopher R. Eng
10.5†	Confidential Severance and Release Agreement, dated June 16, 2014, between Summit Hotel Properties, Inc. and Stuart J. Becker
31.1	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Interim Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

† Management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: August 6, 2014	By:	/s/ Paul Ruiz
Paul Ruiz
Interim Chief Financial Officer
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1†	Employment Agreement, dated May 28, 2014, between Summit Hotel Properties, Inc. and Kerry W. Boekelheide
10.2†	Employment Agreement, dated May 28, 2014, between Summit Hotel Properties, Inc. and Daniel P. Hansen
10.3†	Employment Agreement, dated May 28, 2014, between Summit Hotel Properties, Inc. and Craig J. Aniszewski
10.4†	Employment Agreement, dated May 28, 2014, between Summit Hotel Properties, Inc. and Christopher R. Eng
10.5†	Confidential Severance and Release Agreement, dated June 16, 2014, between Summit Hotel Properties, Inc. and Stuart J. Becker
31.1	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Interim Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

† Management contract.