Form 10-Q
period 2014-09-30
Summit Hotel Properties, Inc.
filed 2014-11-03
CIK 1497645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 85,996,023.

PART I — FINANCIAL INFORMATION

Item 1.           Financial Statements

Summit Hotel Properties, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Investment in hotel properties, net	$1,343,199	$1,149,967
Investment in hotel properties under development	186	—
Land held for development	13,748	13,748
Assets held for sale	7,860	12,224
Cash and cash equivalents	34,778	46,706
Restricted cash	35,306	38,498
Trade receivables	11,924	7,231
Prepaid expenses and other	6,172	8,876
Derivative financial instruments	218	253
Deferred charges, net	10,128	10,270
Deferred tax asset	119	49
Other assets	8,988	6,654
Total assets	$1,472,626	$1,294,476

LIABILITIES AND EQUITY

Liabilities:
Debt	$624,303	$435,589
Accounts payable	5,032	7,583
Accrued expenses	42,302	27,154
Derivative financial instruments	1,626	1,772
Total liabilities	673,263	472,098

Commitments and contingencies (Note 7)

Equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized:
9.25% Series A - 2,000,000 shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013 (aggregate liquidation preference of $50,385 at September 30, 2014 and $50,398 at December 31, 2013)	20	20
7.875% Series B - 3,000,000 shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013 (aggregate liquidation preference of $75,492 at September 30, 2014 and $75,324 at December 31, 2013)	30	30
7.125% Series C - 3,400,000 shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013 (aggregate liquidation preference of $85,505 at September 30, 2014 and $85,522 at December 31, 2013)	34	34
Common stock, $.01 par value per share, 500,000,000 shares authorized, 85,920,290 and 85,402,408 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	859	854
Additional paid-in capital	885,830	882,858
Accumulated other comprehensive loss	(1,269)	(1,379)
Accumulated deficit and distributions	(93,736)	(72,577)
Total stockholders’ equity	791,768	809,840
Noncontrolling interests in operating partnership	7,595	4,722
Noncontrolling interests in joint venture	—	7,816
Total equity	799,363	822,378
Total liabilities and equity	$1,472,626	$1,294,476

See Notes to the Consolidated Financial Statements

Summit Hotel Properties, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues:
Room	$103,155	$78,010	$287,387	$209,774
Other hotel operations revenue	6,101	4,164	16,938	11,228
Total revenues	109,256	82,174	304,325	221,002

Expenses:
Hotel operating expenses:
Room	26,365	21,927	76,042	59,181
Other direct	15,376	11,072	40,610	28,335
Other indirect	26,451	20,784	78,068	56,714
Total hotel operating expenses	68,192	53,783	194,720	144,230
Depreciation and amortization	16,831	13,872	48,906	37,250
Corporate general and administrative	5,742	2,954	15,364	10,054
Hotel property acquisition costs	69	114	778	1,554
Loss on impairment of assets	3,614	1,369	4,274	1,369
Total expenses	94,448	72,092	264,042	194,457
Operating income	14,808	10,082	40,283	26,545

Other income (expense):
Interest expense	(6,839)	(5,948)	(20,045)	(14,877)
Other income (expense)	797	(184)	1,083	82
Total other expense, net	(6,042)	(6,132)	(18,962)	(14,795)
Income from continuing operations before income taxes	8,766	3,950	21,321	11,750
Income tax expense	(427)	(1,120)	(834)	(1,269)
Income from continuing operations	8,339	2,830	20,487	10,481
Income (loss) from discontinued operations	(59)	(3,410)	278	(2,508)
Net income (loss)	8,280	(580)	20,765	7,973

Income (loss) attributable to non-controlling interests:
Operating partnership	50	(213)	101	(108)
Joint venture	—	272	1	324
Net income (loss) attributable to Summit Hotel Properties, Inc.	8,230	(639)	20,663	7,757
Preferred dividends	(4,147)	(4,147)	(12,441)	(10,443)
Net income (loss) attributable to common stockholders	$4,083	$(4,786)	$8,222	$(2,686)

Earnings per share:
Basic and diluted net income (loss) per share from continuing operations	$0.05	$(0.02)	$0.09	$(0.01)
Basic and diluted net income (loss) per share from discontinued operations	—	(0.05)	0.01	(0.03)
Basic and diluted net income (loss) per share	$0.05	$(0.07)	$0.10	$(0.04)

Weighted average common shares outstanding:
Basic	85,303	68,157	85,192	65,460
Diluted	85,916	68,614	85,704	65,854

See Notes to the Consolidated Financial Statements

Summit Hotel Properties, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$8,280	$(580)	$20,765	$7,973
Other comprehensive income (loss), net of tax:
Changes in fair value of derivative financial instruments	855	(2,127)	111	(1,310)
Total other comprehensive income (loss)	855	(2,127)	111	(1,310)
Comprehensive income (loss)	9,135	(2,707)	20,876	6,663
Comprehensive income (loss) attributable to non-controlliing interests:
Operating partnership	60	(308)	102	(165)
Joint venture	—	272	1	324
Comprehensive income (loss) attributable to Summit Hotel Properties, Inc.	9,075	(2,671)	20,773	6,504
Preferred dividends	(4,147)	(4,147)	(12,441)	(10,443)
Comprehensive income (loss) attributable to common stockholders	$4,928	$(6,818)	$8,332	$(3,939)

See Notes to the Consolidated Financial Statements

Summit Hotel Properties, Inc.

Consolidated Statements of Changes in Equity

(Unaudited)

(in thousands, except share amounts)

						Accumulated
	Shares of		Shares of			Other	Accumulated	Total	Non-controlling Interests
	Preferred	Preferred	Common	Common	Additional	Comprehensive	Deficit and	Stockholders’	Operating	Joint	Total
	Stock	Stock	Stock	Stock	Paid-In Capital	Income (Loss)	Distributions	Equity	Partnership	Venture	Equity

Balance at December 31, 2013	8,400,000	$84	85,402,408	$854	$882,858	$(1,379)	$(72,577)	$809,840	$4,722	$7,816	$822,378

Common stock redemption of common units	—	—	198,292	2	581	—	—	583	(583)	—	—
Common units issued for acquisition	—	—	—	—	—	—	—	—	3,685	—	3,685
Acquisition of non-controlling interest in joint venture	—	—	—	—	(415)	—	—	(415)	—	(7,817)	(8,232)
Dividends paid	—	—	—	—	—	—	(41,822)	(41,822)	(365)	—	(42,187)
Equity-based compensation	—	—	319,590	3	2,806	—	—	2,809	34	—	2,843
Other comprehensive loss	—	—	—	—	—	110	—	110	1	—	111
Net income	—	—	—	—	—	—	20,663	20,663	101	1	20,765

Balance at September 30, 2014	8,400,000	$84	85,920,290	$859	$885,830	$(1,269)	$(93,736)	$791,768	$7,595	$—	$799,363

Balance at December 31, 2012	5,000,000	$50	46,159,652	$462	$468,820	$(528)	$(31,985)	$436,819	$36,718	$—	$473,537

Net proceeds from sale of common stock	—	—	34,500,000	345	299,821	—	—	300,166	—	—	300,166
Net proceeds from sale of preferred stock	3,400,000	34	—	—	81,689	—	—	81,723	—	—	81,723
Common stock redemption of common units	—	—	2,466,404	25	15,365	—	—	15,390	(15,390)	—	—
Contribution by non-controlling interests in joint venture	—	—	—	—	—	—	—	—	—	7,500	7,500
Dividends paid	—	—	—	—	—	—	(32,735)	(32,735)	(1,013)	—	(33,748)
Equity-based compensation	—	—	325,758	3	1,613	—	—	1,616	—	—	1,616
Other comprehensive income	—	—	—	—	—	(1,253)	—	(1,253)	(57)	—	(1,310)
Net income (loss)	—	—	—	—	—	—	7,757	7,757	(108)	324	7,973

Balance at September 30, 2013	8,400,000	$84	83,451,814	$835	$867,308	$(1,781)	$(56,963)	$809,483	$20,150	$7,824	$837,457

See Notes to the Consolidated Financial Statements

Summit Hotel Properties, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2014	2013

Operating activities:
Net income	$20,765	$7,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,919	39,240
Amortization of prepaid lease	36	36
Loss on impairment of assets	4,674	8,654
Equity-based compensation	2,843	1,616
Deferred tax asset	(70)	(964)
Gain on disposal of assets	(284)	(888)
Gain on derivative financial instruments	—	(2)
Changes in operating assets and liabilities:
Restricted cash - operating	(3,437)	(2,882)
Trade receivables	(4,646)	(4,207)
Prepaid expenses and other	3,608	(15,694)
Accounts payable and accrued expenses	6,605	13,365
Net cash provided by operating activities	79,013	46,247

Investing activities:
Acquisitions of hotel properties	(177,761)	(388,456)
Acquisition of non-controlling interest in joint venture	(8,232)	—
Investment in hotel properties under development	(186)	(10,246)
Acquisition of land held for development	—	(2,800)
Improvements and additions to hotel properties	(34,929)	(33,840)
Advances under note funding obligation	(2,221)	—
Purchases of office furniture and equipment	—	(599)
Proceeds from asset dispositions, net of closing costs	11,597	33,545
Restricted cash - FF&E reserve	18,170	(19,623)
Net cash used in investing activities	(193,562)	(422,019)

Financing activities:
Proceeds from issuance of debt	216,001	375,745
Principal payments on debt	(70,459)	(321,636)
Financing fees on debt	(734)	(2,484)
Proceeds from equity offerings, net of offering costs	—	389,389
Dividends paid and distributions to members	(42,187)	(33,748)
Net cash provided by financing activities	102,621	407,266
Net change in cash and cash equivalents	(11,928)	31,494
Cash and cash equivalents, beginning of year	46,706	13,980
Cash and cash equivalents, end of period	$34,778	$45,474

Supplemental disclosure of cash flow information:
Cash payments for interest	$19,871	$14,639
Capitalized interest	186	246
Cash payments for taxes, net of refunds	739	683
Mortgage debt from acquisitions of hotel properties	43,172	33,532
Common units issued for acquisition	3,685	—

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

Summit Hotel OP, LP, the Operating Partnership subsidiary of the Company, filed a Form 15 on December 12, 2013 to voluntarily suspend its duty to file periodic and other reports with the Securities and Exchange Commission (the “SEC”) and to voluntarily deregister its common units of limited partnership interest under the Securities and Exchange Act of 1934 (the “Exchange Act”). As a result of filing the Form 15 with the SEC, the Operating Partnership is no longer required to file annual, quarterly or periodic reports with the SEC. The filing of the Form 15 by the Operating Partnership does not affect the registration of the Company’s common stock under the Exchange Act or the Company’s obligations as a reporting issuer under the Exchange Act.

At September 30, 2014, our portfolio consisted of 91 upscale and upper midscale hotels with a total of 11,589 guestrooms located in 21 states. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our short taxable year ended December 31, 2011. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, substantially all of our hotels are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiary (“TRS”). We indirectly own 100% of the outstanding equity interests in all of our TRS Lessees.

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company consolidate the accounts of the Company and all entities that are controlled by ownership of a majority voting interest as well as variable interest entities for which the company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

We prepared these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete audited consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included.  Results for the three and nine months ended September 30, 2014 may not be indicative of the results that may be expected for the full year 2014. For further information, please read the financial statements included in our Form 10-K for the year ended December 31, 2013.

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

Historically, we presented the results of operations of hotel properties that had been sold or otherwise qualified as assets held for sale in discontinued operations if the operations and cash flows of the hotel properties had been or would be eliminated from our ongoing operations.  Following adoption of ASU 2014-08 (see “New Accounting Standards” below) in the first quarter of 2014, we anticipate that the majority of future property sales will not be classified as discontinued operations.

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

Income Taxes

We have elected to be taxed as a REIT under certain provisions of the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, which does not necessarily equal net income as calculated in accordance with GAAP. As a REIT, we generally will not be subject to federal income tax (other than taxes paid by our TRS) to the extent we distribute 100% of our REIT taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will be unable to re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT, unless we satisfy certain relief provisions.

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

New Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  The ASU changed the criteria for reporting discontinued operations while enhancing related disclosures.  Criteria for discontinued operations will now include only disposals that represent a strategic shift in operations with a major effect on operations and financial results.  The ASU is to be applied on a prospective basis and would be effective for us beginning January 1, 2015; however, we have elected early adoption in the first quarter of 2014, which is permitted for disposals and classifications as held for sale, which have not been reported previously. While we have elected early adoption for our consolidated financial statements and footnote disclosures, the AmericInn Hotel & Suites, Aspen Hotel & Suites and Hampton Inn in Fort Smith, AR will be included in discontinued operations as these hotels were classified as held for sale in our consolidated financial statements in prior periods. The AmericInn Hotel & Suites and Aspen Hotel & Suites were sold in January 2014.  The Hampton Inn in Fort Smith, AR was sold in September 2014.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This guidance is effective for the Company on January 1, 2017.

Note 3 — Hotel Property Acquisitions

Hotel property acquisitions in the nine months ended September 30, 2014 and 2013 are as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Purchase Price	Debt Assumed

Nine Months 2014:
January 9	Hilton Garden Inn	Houston, TX	$37,500	$17,846
January 10	Hampton Inn	Santa Barbara (Goleta), CA	27,900	12,037
January 24	Four Points by Sheraton	South San Francisco, CA	21,250	—
March 14	DoubleTree by Hilton	San Francisco, CA	39,060	13,289
August 15	Hilton Garden Inn	Houston (Energy Corridor), TX	36,000	—
September 9	Hampton Inn & Suites	Austin, TX	53,000	—
Total Nine Months Ended September 30, 2014		6 hotel properties	$214,710	$43,172

Nine Months 2013:
January 22	Hyatt Place	Chicago (Hoffman Estates), IL	$9,230	$—
January 22	Hyatt Place	Orlando (Convention), FL	12,252	—
January 22	Hyatt Place	Orlando (Universal), FL	11,843	—
February 11	Holiday Inn Express & Suites	San Francisco, CA	60,500	23,423
March 11	SpringHill Suites by Marriott	New Orleans, LA	33,095	—
March 11	Courtyard by Marriott	New Orleans (Convention), LA	30,827	—
March 11	Courtyard by Marriott	New Orleans (French Quarter), LA	25,683	—
March 11	Courtyard by Marriott	New Orleans (Metairie), LA	23,539	—
March 11	Residence Inn by Marriott	New Orleans (Metairie), LA	19,890	—
April 30	Hilton Garden Inn	Greenville, SC	15,250	—
May 21	IHG / Holiday Inn Express & Suites	Minneapolis (Minnetonka), MN	6,900	3,724
May 21	Hilton Garden Inn	Minneapolis (Eden Prairie), MN	10,200	6,385
May 23	Fairfield Inn & Suites by Marriott	Louisville, KY	25,023	—
May 23	SpringHill Suites by Marriott	Louisville, KY	39,138	—
May 23	Courtyard by Marriott	Indianapolis, IN	58,634	—
May 23	SpringHill Suites by Marriott	Indianapolis, IN	30,205	—
Total Nine Months Ended September 30, 2013		16 hotel properties	$412,209	$33,532

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions follows (in thousands):

	For the Nine Months Ended September 30,
	2014	2013

Land	$11,400	$57,276
Hotel buildings and improvements	199,573	341,903
Furniture, fixtures and equipment	5,489	14,996
Land held for development	—	2,800
Other assets	11,625	9,308
Total assets acquired	228,087	426,283
Less debt assumed	(43,172)	(33,532)
Less lease liability assumed	(1,752)	—
Less other liabilities	(2,671)	(1,495)

Net assets acquired	$180,492	$391,256

The allocations for certain of the acquisitions for the three months ended September 30, 2014 are based on preliminary information and are, therefore, subject to change.

Total revenues and net income for hotel properties acquired in the nine months ended September 30, 2014 and 2013, which are included in our consolidated statements of operations follows (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014 Acquisitions	2013 Acquisitions		2014 Acquisitions	2013 Acquisitions
	2014	2014	2013	2014	2014	2013

Revenues	$11,358	$27,546	$23,449	$24,808	$80,990	$50,862

Net income	$2,897	$5,993	$3,847	$3,999	$16,450	$9,568

The results of operations of acquired hotel properties are included in the consolidated statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information presents the results of operations as if all acquisitions in 2013 and the first nine months of 2014 had taken place on January 1, 2013. The unaudited condensed pro forma information excludes discontinued operations, is for comparative purposes only, and is not necessarily indicative of what actual results of operations would have been had the hotel property acquisitions taken place on January 1, 2013. This information does not purport to represent results of operations for future periods.

The unaudited condensed pro forma financial information for the three and nine months ended September 30, 2014 and 2013 follows (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$112,191	$97,549	$320,455	$287,974

Net income (loss)	$7,487	$311	$23,015	$16,027
Net income (loss) attributable to common stockholders	$3,274	$(3,709)	$10,378	$5,287
Net income (loss) per share attributable to common stockholders - basic and diluted	$0.04	$(0.05)	$0.12	$0.08

Note 4 — Investment in Hotel Properties

Investment in hotel properties includes (in thousands):

	September 30, 2014	December 31, 2013

Land	$163,578	$154,831
Hotel buildings and improvements	1,202,645	993,372
Construction in progress	6,763	24,242
Furniture, fixtures and equipment	178,440	142,976
	1,551,426	1,315,421
Less accumulated depreciation	(208,227)	(165,454)

	$1,343,199	$1,149,967

Note 5 — Assets Held for Sale

Assets held for sale include (in thousands):

	September 30, 2014	December 31, 2013

Land	$1,965	$1,183
Hotel building and improvements	5,656	10,290
Furniture, fixtures and equipment	239	751

	$7,860	$12,224

At September 30, 2014, assets held for sale include the Country Inn & Suites and an adjacent land parcel of 5.64 acres in San Antonio, TX which were sold on October 21, 2014, and a land parcel in Spokane, WA.

At December 31, 2013, assets held for sale include the AmericInn Hotel & Suites and the Aspen Hotel & Suites in Fort Smith, AR, which were sold on January 17, 2014, the Hampton Inn in Fort Smith, AR, which was sold on September 9, 2014, and a land parcel in Spokane, WA.

Note 6 - Debt

Our debt is comprised of a senior unsecured credit facility and mortgage loans secured by various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 4.40% at September 30, 2014 and 5.03% at December 31, 2013. Our total fixed-rate and variable-rate debt, after giving effect to our interest rate derivatives, follows (in thousands):

	September 30, 2014	December 31, 2013

Fixed-rate debt	$469,604	$358,590
Variable-rate debt	154,699	76,999

	$624,303	$435,589

Information about the fair value of our fixed-rate debt that is not recorded at fair value follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique

Fixed-rate debt not recorded at fair value	$366,627	$353,076	$329,544	$319,429	Level 2 - Market approach

At September 30, 2014 and December 31, 2013, we had variable rate debt of $103.0 million and $104.0 million, respectively, which had effectively been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to “Note 11 - Derivative Financial Instruments and Hedging.”

Senior Unsecured Credit Facility

At September 30, 2014, we have a $300.0 million senior unsecured credit facility. Deutsche Bank AG New York Branch (“Deutsche Bank”) is the administrative agent and Deutsche Bank Securities Inc. is the sole lead arranger. The syndication of lenders includes Deutsche Bank; Bank of America, N.A.; Royal Bank of Canada; Key Bank; Regions Bank; Fifth Third Bank; Raymond James Bank, N.A.; and U.S. Bank National Association. Certain of our existing and future subsidiaries that own or lease an “unencumbered asset” are required to guaranty this credit facility.

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

At September 30, 2014, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which we had $203.0 million borrowed, $13.8 million in standby letters of credit, and $83.2 million available to borrow.

Term Loans

At September 30, 2014, we had $496.3 million in term loans outstanding. These term loans are secured primarily by first mortgage liens on hotel properties.

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

On March 14, 2014, as part of our acquisition of the 210-guestroom DoubleTree by Hilton in San Francisco, CA, we assumed a $13.3 million mortgage loan with a fixed interest rate of 5.98%, an amortization period of 30 years, and a maturity date of March 8, 2016.

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

Note 7 — Commitments and Contingencies

Pending Hotel Property Acquisition

We have a purchase agreement with a hotel property developer to acquire a Hampton Inn & Suites in downtown Minneapolis, MN for $38.7 million, which price includes change orders to date.  The purchase is subject to certain conditions including the completion of construction of the hotel in accordance with agreed upon architectural and engineering designs, receipt of a Hampton Inn & Suites franchise, and receipt of a certificate of occupancy.  As this acquisition is contingent upon the satisfaction of these customary closing conditions, there is no assurance that it will be completed.

Departure of Executive Officer

As previously reported, at the end of May 2014, Stuart J. Becker resigned from his position as Executive Vice President, Chief Financial Officer and Treasurer of the Company.  On June 16, 2014, in connection with Mr. Becker’s resignation, the Company entered into a severance and release agreement with Mr. Becker (the “Agreement”).  The Agreement became effective on June 19, 2014 and provides for Mr. Becker’s resignation effective as of May 27, 2014.  The Agreement also provides for the following: (i) a release by Mr. Becker of all claims against the Company, its affiliates and other parties; (ii) a covenant by Mr. Becker not to solicit the Company’s employees for employment for a period of one year, and confidentiality and non-disparagement covenants; (iii) a severance payment to Mr. Becker in the gross amount of $348,289 (equal to Mr. Becker’s 2013 base salary plus payment for all accrued and unused vacation), less applicable payroll deductions, all of which was paid in a single lump sum in July 2014; (iv) payment to Mr. Becker for up to twelve months of COBRA premiums; and (v) accelerated vesting of all restricted shares of common stock and options previously awarded to Mr. Becker.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business; however, there are currently no actions pending against us that we believe would have a material effect on our financial condition or results of operations.

Note 8 - Equity

Common Stock

In the first nine months of 2014, we issued 198,292 shares of common stock to limited partners of the Operating Partnership upon redemption of their Common Units.

On May 28, 2014, we issued 278,916 shares of common stock to our executive officers and employees pursuant to our 2011 Equity Incentive Plan. Of the total shares issued on May 28, 2014, 1,756 were forfeited during the third quarter of 2014.  In the first nine months of 2014, we issued 32,317 shares of common stock to our directors pursuant to our 2011 Equity Incentive Plan, 5,860 shares of common stock to one of our independent directors in lieu of cash for director fees, and 4,253 shares of common stock upon the cashless exercise of outstanding stock options with an exercise price of $9.75 per share.

In the first nine months of 2013, we issued 2,466,404 shares of common stock to limited partners of the Operating Partnership upon redemption of their Common Units.

On January 14, 2013, we completed an underwritten public offering of 17,250,000 shares of common stock. Net proceeds were $148.1 million, after the underwriting discount and offering-related expenses of $7.2 million.

On March 1, 2013, we issued 292,090 shares of common stock to our executive officers pursuant to our 2011 Equity Incentive Plan. On June 13, 2013, we issued 29,228 shares of common stock to our directors pursuant to our 2011 Equity Incentive Plan. In the first nine months of 2013, we issued 4,440 shares of common stock to one of our independent directors in lieu of cash for director fees.

On September 19, 2013, we completed an underwritten public offering of 17,250,000 shares of common stock.  Net proceeds were $152.0 million, after the underwriting discount and offering related expenses of $6.5 million.

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.01 par value per share, of which 2,000,000 shares have been designated as 9.25% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred shares”), 3,000,000 shares have been designated as 7.875% Series B Cumulative Redeemable Preferred Stock (the “Series B preferred shares”) and 3,400,000 shares have been designated as 7.125% Series C Cumulative Redeemable Preferred Stock (the “Series C preferred shares”).

The Series A preferred shares, Series B preferred shares and Series C preferred shares (collectively, the “Preferred Shares”) rank senior to our common stock and on parity with each other with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up.  The Preferred Shares do not have any maturity date and are not subject to mandatory redemption or sinking fund requirement.  The Company may not redeem the Series A preferred shares, Series B preferred shares or Series C preferred shares prior to October 28, 2016, December 11, 2017, and March 20, 2018, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or in connection with certain changes in control.  After those dates, the Company may, at its option, redeem the applicable Preferred Shares, in whole or from time to time in part, by payment of $25 per share, plus any accumulated, accrued and unpaid distributions to, but not including, the date of redemption.  If the Company does not exercise its rights to redeem the Preferred Shares upon certain changes in control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each Series A preferred share is 5.92417 shares of common stock, each Series B preferred share is 5.6497 shares of common stock, and each Series C preferred share is 5.1440 shares of common stock, subject to certain adjustments.

On March 20, 2013, we completed a public offering of 3,400,000 Series C preferred shares for net proceeds of $81.7 million, after the underwriting discount and offering-related expenses of $3.3 million.

The Company pays dividends at an annual rate of $2.3125 for each Series A preferred share, $1.96875 for each Series B preferred share, and $1.78125 for each Series C preferred share. Dividend payments are made quarterly in arrears on or about the last day of February, May, August and November of each year.

Non-controlling Interests in Operating Partnership

Pursuant to the limited partnership agreement of our Operating Partnership, beginning on February 14, 2012, the unaffiliated third parties who hold Common Units in our Operating Partnership have the right to cause us to redeem their Common Units in exchange for cash based upon the fair value of an equivalent number of our shares of common stock at the time of redemption; however, the Company has the option to redeem with shares of our common stock on a one-for-one basis. The number of shares of our common stock issuable upon redemption of Common Units may be adjusted upon the occurrence of certain events such as share dividend payments, share subdivisions or combinations.

At September 30, 2014 and December 31, 2013, unaffiliated third parties owned 1,025,307 and 811,425, respectively, of Common Units of the Operating Partnership, representing an approximate 1% limited partnership interest in the Operating Partnership.

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

Other Joint Venture Interests

We own a majority interest in a joint venture that owns a fee simple interest in a hotel property and we also own a minority interest in a related joint venture (“Leasehold Venture”) that holds a leasehold interest in the property.  We control the Leasehold Venture as we are the managing member of the entity.  Additionally, the majority of the profits and losses of the Leasehold Venture are absorbed by us.  As a result, we have concluded that the Leasehold Venture represents a variable interest entity that should be consolidated into our consolidated financial statements.  As such, all of the net assets and operating results of the Leasehold Venture are included in our consolidated financial statements for the periods presented.

Note 9 — Equity-Based Compensation

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

Stock Options

Stock option activity for the nine months ended September 30, 2014 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value (Current Value Less Exercise Price)
		(per share)	(in years)	(in thousands)
Outstanding, December 31, 2013	893,000	$9.75	7.2	$—
Granted	—	—
Exercised	47,000	9.75
Forfeited	—	—

Outstanding, September 30, 2014	846,000	$9.75	6.4	$871

Exercisable, September 30, 2014	507,600	$9.75	6.4	$523

The severance and release agreement between the Company and Stuart J. Becker described above (see “Note 7-Commitments and Contingencies”), provided for accelerated vesting of all options previously granted to Mr. Becker.  On the effective date of the severance and release agreement, the option became exercisable with respect to an additional 18,800 shares of common stock.  The total option grant was exercised on August 7, 2014 and resulted in the issuance of 4,253 shares of common stock pursuant to a net share settlement. Accordingly, we did not receive any cash consideration upon the exercise of these options.

Time-Based Restricted Stock Awards

On May 28, 2014 and March 1, 2013, respectively, we awarded time-based restricted stock awards for 116,981 and 106,518 shares of common stock to our executive officers and management. These awards vest over a three-year period based on continued service (25%, 25%, and 50% upon completion of each sequential year of service), or upon a change in control, and are subject to the other conditions described in our 2011 Equity Incentive Plan. The holders of these awards have the right to vote the related shares of common stock and receive all dividends declared and paid whether or not vested.

The fair value of time-based restricted stock awards granted is calculated based on the market value on the date of grant.

Time-based restricted stock activity for the nine months ended September 30, 2014 follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested, December 31, 2013	161,587	$9.10	$1,454
Granted	116,981	9.82
Vested	49,665	9.42
Forfeited	1,756	9.82
Non-vested, September 30, 2014	227,147	$9.39	$2,449

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

Performance-Based Restricted Stock Awards

On May 28, 2014 and March 1, 2013, respectively, we awarded performance-based restricted stock awards for 161,935 and 185,572 shares of common stock to our executive officers. These awards vest ratably on January 1 of each year in the three-year period following the grant date subject to the attainment of certain performance goals and continued service, or upon a change in control and are subject to the other conditions described in our 2011 Equity Incentive Plan. The holders of these awards have the right to vote the related shares of common stock and any dividends declared will be accumulated and will be subject to the same vesting conditions as the awards.

Our performance-based restricted stock awards are market-based awards and are accounted for based on the fair value of our common stock on the grant date. These awards vest based on a performance measurement that requires the Company’s total stockholder return (“TSR”) to exceed the TSR for the SNL U.S. REIT Hotel Index for a designated one, two or three-year performance period. The fair value of performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model.

Performance-based restricted stock activity for the nine months ended September 30, 2014 follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested, December 31, 2013	268,174	$6.48	$2,414
Granted	161,935	7.12
Vested	45,551	6.50
Forfeited	—	—
Non-vested, September 30, 2014	384,558	$6.75	$4,146

The severance and release agreement between the Company and Stuart J. Becker described above, provided for accelerated vesting of all restricted shares of common stock previously granted to Mr. Becker.  On the effective date of the severance and release agreement, the restrictions lapsed on 45,551 common shares granted under performance-based restricted stock awards.

No other performance-based restricted stock awards vested during the nine months ended September 30, 2014.

Director Stock Awards

Our directors have the option to receive shares of our common stock in lieu of cash for their director fees. In the nine months ended September 30, 2014, we issued 5,860 shares of common stock for director fees and an annual grant of 32,317 shares of common stock to our outside directors.

Equity-Based Compensation Expense

Equity-based compensation expense included in corporate general and administrative in the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	$146	$155	$527	$466
Time-based restricted stock	233	167	727	443
Performance-based restricted stock	548	11	1,202	382
Director stock	148	13	387	325
	$1,075	$346	$2,843	$1,616

The amount of expense may be subject to adjustment in future periods depending upon the attainment of specific goals, which affect the vesting of the performance-based restricted stock, or a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards was $3.5 million at September 30, 2014. We expect to recognize this cost over a remaining weighted-average period of 0.9 years.

Note 10 — Loss on Impairment of Assets

During the nine months ended September 30, 2014, we recognized a loss on impairment of assets of $0.4 million related to the Hampton Inn in Fort Smith, AR.  This property was classified as held for sale prior to the Company’s adoption of ASU No. 2014-08 and its operating results, including impairment charges, were included in discontinued operations.

In addition, during the three months ended September 30, 2014, we recognized a loss on impairment of assets of $3.6 million related to the Country Inn & Suites and an adjacent land parcel of 5.64 acres in San Antonio, TX. During the nine months ended September 30, 2014, we recognized a loss on impairment of $0.7 million related to a land parcel in Spokane, WA.  These losses on impairment of assets were charged to operations.

During the nine months ended September 30, 2013, we recognized a loss on impairment of assets of $7.3 million related to the Courtyard by Marriott in Memphis, TN; the SpringHill Suites in Lithia Springs, GA; the Hampton Inn, AmericInn and Aspen Hotel & Suites in Fort Smith, AR; the AmericInn in Salina, KS and the Fairfield Inn and Holiday Inn Express in Emporia, KS. The impairments were the result of a change in the estimated holding period for these hotel properties. The operating results of these hotel properties, including impairment charges, were included in discontinued operations.

During the nine months ended September 30, 2013, we recognized a loss on impairment of assets of $1.4 million related to a land parcel in El Paso, TX that was sold in 2013 and a land parcel in Spokane, WA that is held for sale at September 30, 2014.

Note 11 — Derivative Financial Instruments and Hedging

Information about our derivative financial instruments at September 30, 2014 and December 31, 2013 follows (dollars in thousands):

	September 30, 2014			December 31, 2013
	Number of Instruments	Notional Amount	Fair Value	Number of Instruments	Notional Amount	Fair Value

Interest rate swaps (asset)	3	$28,322	$218	3	$29,273	$253
Interest rate swaps (liability)	1	75,000	(1,626)	1	75,000	(1,772)

	4	$103,322	$(1,408)	4	$104,273	$(1,519)

Our interest rate swaps are designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique.  At September 30, 2014, three of our interest rate swaps were in an asset position and one was in a liability position. We have not posted, and are not required under the terms of the swaps to post, any collateral related to these agreements and are not in breach of any financial provisions of the agreements. If we had breached any agreement provisions at September 30, 2014, we could have been required to settle our obligations under these agreements that were in a liability position at their aggregate termination value, including accrued interest, of $1.7 million at September 30, 2014.

Details of the location in the financial statements of the loss recognized on derivative financial instruments designated as cash flow hedges follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Gain (loss) recognized in accumulated other comprehensive income on derivative financial instruments (effective portion)	$414	$(2,215)	$(1,192)	$(1,571)

Loss reclassified from accumulated other comprehensive income to interest expense (effective portion)	$(441)	$(88)	$(1,303)	$(261)

Gain recognized in gain on derivative financial instruments (ineffective portion)	$1	$—	$—	$2

Amounts reported in accumulated other comprehensive income related to derivative financial instruments will be reclassified to interest expense as interest payments are made on the hedged variable-rate debt.

Note 12 — Income Tax

Income taxes for the interim periods presented have been included in our consolidated financial statements on the basis of an estimated annual effective tax rate. Our effective tax rate is affected by the mix of earnings and losses by taxing jurisdictions. Our earnings (losses), other than in our TRS, are not generally subject to federal corporate and state income taxes due to our REIT election.

Due to the decrease in cumulative losses over the past three years, management believes that sufficient positive evidence could become available in the future to reach a conclusion that the valuation allowance will no longer be needed, in whole or in part. Acceleration of improved operating results or significant taxable income from specific non-recurring transactions could further affect this assessment. The likelihood of realizing the benefit of deferred tax assets and the related need for a valuation allowance is assessed on an ongoing basis. This assessment requires estimates and significant management judgment as to future operating results, as well as an evaluation of the effectiveness of our tax planning strategies. At this time, we are not able to reasonably estimate when sufficient positive evidence will require reversals of the valuation allowance or the effect such reversal will have on our effective tax rate.

We recorded an income tax provision attributable to continuing operations of $0.4 million, $1.1 million, $0.8 million and $1.3 million for the three month periods ended September 30, 2014 and 2013 and the nine month periods ended September 30, 2014 and 2013, respectively. We had no unrecognized tax benefits at September 30, 2014. We expect no significant changes in unrecognized tax benefits within the next year. We recognize interest expense and penalties associated with unrecognized tax benefits as a component of tax expense.

Note 13 — Fair Value

The following table presents information about our financial instruments measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at September 30, 2014 using
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$7,860	$—	$7,860
Interest rate swaps (asset)	—	218	—	218
Liabilities:
Interest rate swaps (liability)	—	1,626	—	1,626
Fixed-rate debt	—	353,076	—	353,076

	Fair Value Measurements at December 31, 2013 using
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$12,224	$—	$12,224
Interest rate swaps (asset)	—	253	—	253
Liabilities:
Interest rate swaps (liability)	—	1,772	—	1,772
Fixed-rate debt	—	319,429	—	319,429

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2014.

Note 14 — Discontinued Operations

We have adjusted our consolidated statement of operations for the three and nine months ended September 30, 2014 and 2013 to reflect the operations of hotel properties sold or classified as held for sale in discontinued operations. Discontinued operations include the following hotel properties that have been sold:

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

•                  SpringHill Suites in Little Rock, AR — sold November 2013;

•                  Fairfield Inn and AmericInn in Salina, KS — sold November 2013;

•                  Hampton Inn and Fairfield Inn & Suites in Boise, ID — sold November 2013;

•                 Holiday Inn Express in Emporia, KS — sold December 2013; and

•                  AmericInn and Aspen Hotel & Suites in Fort Smith, AR - sold on January 17, 2014.

•                  Hampton Inn in Fort Smith, AR - sold on September 9, 2014.

Condensed results of operations for the hotel properties included in discontinued operations follow (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$847	$4,874	$3,128	$17,129
Hotel operating expenses	746	3,653	2,304	12,915
Depreciation and amortization	4	555	13	1,990
Loss on impairment of assets	—	5,785	400	7,285
Operating income (loss)	97	(5,119)	411	(5,061)
Interest expense	—	24	—	174
Other expense (income)	188	783	171	(877)
Income (loss) before taxes	(91)	(5,926)	240	(4,358)
Income tax benefit	32	2,516	38	1,850
Income (loss) from discontinued operations	$(59)	$(3,410)	$278	$(2,508)

Income (loss) from discontinued operations attributable to non-controlling interest	$(1)	$(152)	$3	$(110)
Income (loss) from discontinued operations attributable to common stockholders	$(58)	$(3,258)	$275	$(2,398)

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

Note 15 — Earnings per Share

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

At September 30, 2014 and 2013, we had 846,000 and 893,000 stock options outstanding, respectively, which were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.

A summary of the components used to calculate basic and diluted earnings per share follows (in thousands, except per share):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$8,339	$2,830	$20,487	$10,481
Less: Preferred dividends	4,147	4,147	12,441	10,443
Allocation to participating securities	27	21	68	52
Attributable to noncontrolling interest	51	211	99	326
Income (loss) from continuing operations attributable to common stockholders	4,114	(1,549)	7,879	(340)
Income (loss) from discontinued operations attributable to common stockholders	(58)	(3,258)	275	(2,398)
Net income (loss) attributable to common stockholders	$4,056	$(4,807)	$8,154	$(2,738)

Denominator:
Weighted average common shares outstanding - basic	85,303	68,157	85,192	65,460
Dilutive effect of equity-based compensation awards	613	457	512	394
Weighted average common shares outstanding - diluted	85,916	68,614	85,704	65,854

Earnings per common share - basic and diluted:
Net income (loss) from continuing operations	$0.05	$(0.02)	$0.09	$(0.01)
Net income (loss) from discontinued operations	—	(0.05)	0.01	(0.03)
Net income (loss)	$0.05	$(0.07)	$0.10	$(0.04)

Note 16 — Subsequent Events

On October 1, 2014, we issued 75,733 shares of common stock upon the redemption of an equivalent number of Common Units of our Operating Partnership which were tendered for redemption.

On October 21, 2014, we sold the Country Inn & Suites and an adjacent land parcel of 5.64 acres in San Antonio, TX for $7.9 million.  Proceeds were used to pay down the balance of the $225 Million Revolver.

On October 31, 2014, our Board of Directors declared cash dividends of $0.1175 per share of common stock, $0.578125 per Series A Preferred share, $0.4921875 per Series B Preferred share, and $0.4453125 per Series C Preferred share. These dividends are payable on November 28, 2014 to holders of record on November 14, 2014.

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

Cautionary Statement about Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “forecast,” “project,” “potential,” “continue,” “likely,” “will,” “would” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•                  financing risks, including the risk of leverage and the corresponding risk of default on our mortgage loans and other debt and potential inability to refinance or extend the maturity dates of existing indebtedness;

•                  national, regional and local economic conditions;

•                  levels of spending in the business, travel and leisure industries, as well as consumer confidence;

•                  adverse changes in occupancy, average daily rate and revenue per available room and other hotel operating metrics;

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

Overview

We focus primarily on acquiring and owning premium-branded, select-service hotels in the upscale and upper midscale segments of the U.S. lodging industry, as these segments are currently defined by Smith Travel Research (“STR”). Since completion of our IPO on February 14, 2011 and through September 30, 2014, we have acquired 49 hotels containing 6,938 guestrooms for purchase prices aggregating $1.0 billion. As of September 30, 2014, we own 91 hotels containing 11,589 guestrooms located in 21 states. Subsequent to September 30, 2014, we sold one hotel and as of October 31, 2014, we own 90 hotels with 11,463 guestrooms located in 21 states. Except for six hotels, five of which are subject to ground leases and one of which is subject to a PILOT (payment in lieu of taxes) lease, we own our hotels in fee simple. Our hotels are located in markets in which we have extensive experience and that exhibit multiple demand generators, such as business and corporate headquarters, retail centers, airports and tourist attractions.

Almost all of our hotels operate under premium franchise brands owned by Marriott International, Inc. (“Marriott”) (Courtyard by Marriott®, Residence Inn by Marriott®, SpringHill Suites by Marriott®, Fairfield Inn & Suites by Marriott®, and TownePlace Suites by Marriott®), Hilton Worldwide (“Hilton”) (DoubleTree by Hilton®, Hampton Inn®, Hampton Inn & Suites®, Homewood Suites® and Hilton Garden Inn®), Intercontinental Hotel Group (“IHG”) (Holiday Inn®, Holiday Inn Express®, Holiday Inn Express & Suites® and Staybridge Suites®) and an affiliate of Hyatt Hotels Corporation (“Hyatt”) (Hyatt Place® and Hyatt House®).

We have elected to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011.  To qualify as a REIT, we cannot operate or manage our hotels.  Accordingly, we lease all of our hotels to our TRS lessees.

At September 30, 2014, all of our hotel properties are operated pursuant to hotel management agreements with third party hotel management companies as follows:

Management Company	Number of Properties	Number of Guestrooms
Interstate Management Company, LLC and its affiliate Noble Management Group, LLC	50	5,649
Select Hotel Group, LLC	12	1,681
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott	6	973
White Lodging Services Corporation	4	786
Kana Hotels, Inc.	3	315
InterMountain Management, LLC and its affiliate, Pillar Hotels and Resorts, LP	7	723
Affiliates of IHG including IHG Management (Maryland) LLC and Intercontinental Hotel Group Resources, Inc.	2	395
HP Hotels Management Company, Inc.	2	225
OTO Development, LLC	2	260
American Liberty Hospitality, Inc.	2	372
Stonebridge Realty Advisors, Inc.	1	210
Total	91	11,589

Our TRS lessees may also employ other hotel managers in the future. We do not, and will not, have any ownership or economic interests in any of the hotel management companies engaged by our TRS lessees.

Our revenues are derived from hotel operations and consist of room revenue and other hotel operations revenue. As a result of our focus on premium-branded, select-service hotels in the upscale and upper midscale segments of the U.S. lodging industry, substantially all of our revenues are room revenues generated from sales of hotel rooms. We also generate, to a much lesser extent, other hotel operations revenue, which consists of ancillary revenue related to meeting rooms and other guest services provided at our hotels.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is correlated to macroeconomic trends. Key drivers of demand include growth in gross domestic product, or GDP, corporate profits, capital investments and employment. Following periods of recession, recovery of room-night demand for lodging historically has lagged improvements in the overall economy. However, in the economic recovery beginning in early 2010, room-night demand has led improvements in the overall economy. Although we expect that our hotels will continue to realize meaningful RevPAR gains as the economy and lodging industry continue to improve, the risk exists that global and domestic economic conditions may cause the economic recovery to stall, which likely would adversely affect our growth and financial performance expectations.

The U.S. lodging industry is experiencing a positive trend in underlying fundamentals through the first nine months of 2014 that is expected to continue into 2015 as the U.S. economy continues to improve.  We have a positive outlook about macro-economic conditions and their effect on room-night demand.  While the supply of new hotels under construction has increased and is expected to accelerate in 2015, we expect that our near-term results will not be adversely affected by increased lodging supply in our markets at this time.

Our Hotel Property Portfolio

At September 30, 2014, our hotel property portfolio consisted of 91 hotels containing 11,589 guestrooms. Of these hotels, according to STR’s current chain segment designations, 61 hotels containing 8,169 guestrooms are “upscale,” and 30 hotels containing 3,420 are “upper midscale.” Information for our hotel properties by franchisor as of September 30, 2014 follows:

Franchise/Brand	Number of Hotel Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	11	1,662
SpringHill Suites by Marriott	9	1,188
Residence Inn by Marriott	7	816
Fairfield Inn & Suites by Marriott	7	751
TownePlace Suites by Marriott	1	90
Total Marriott	35	4,507
Hilton
Hilton Garden Inn	10	1,266
Hampton Inn	5	456
Hampton Inn & Suites	8	1,044
DoubleTree by Hilton	2	337
Homewood Suites	1	91
Total Hilton	26	3,194
Hyatt
Hyatt Place	16	2,224
Hyatt House	1	135
Total Hyatt	17	2,359
IHG
Holiday Inn Express	2	185
Holiday Inn Express & Suites	4	561
Holiday Inn	1	143
Staybridge Suites	2	213
Total IHG	9	1,102

Starwood
Aloft	1	136
FourPoints by Sheraton	1	101
Total Starwood	2	237

Carlson
Country Inn & Suites by Carlson (1)	2	190

Total	91	11,589	(2)

(1)         This includes one hotel property that is classified as held for sale at September 30, 2014 in our financial statements.  This property was sold on October 21, 2014 for $7.9 million.

(2) During the third quarter of 2014, we added one guestroom to our portfolio due to a hotel renovation.  Thus, at September 30, 2014, our hotel property portfolio consisted of 91 hotels and 11,589 guestrooms.

Hotel Property Portfolio Activity

Acquisitions

We acquired six hotel properties in the first nine months of 2014 and sixteen hotel properties in the first nine months of 2013.  A summary of these acquisitions follows (dollars in thousands, except Cost per Key):

Date Acquired	Franchise/Brand	Location	Guestrooms as of November 1, 2014	Purchase Price		Renovation Cost		Cost per Key (4)

Nine Months 2014:
January 9	Hilton Garden Inn	Houston, TX	182	$37,500		$3,400	(3)	$225,000
January 10	Hampton Inn	Santa Barbara (Goleta), CA	101	27,900	(1)	2,600	(3)	302,000
January 24	Four Points by Sheraton	San Francisco, CA	101	21,250		1,400	(3)	224,000
March 14	DoubleTree by Hilton	San Francisco, CA	210	39,060		4,500	(3)	207,000
August 15	Hilton Garden Inn	Houston (Energy Corridor), TX	190	36,000		3,200	(3)	206,000
September 9	Hampton Inn & Suites	Austin, TX	209	53,000		2,400	(3)	265,000

Total nine months ended September 30, 2014		6 hotel properties	993	214,710		17,500		$234,000

Nine Months 2013:
January 22	Hyatt Place	Chicago (Hoffman Estates), IL	126	$9,230		$1,400	(3)	$84,000
January 22	Hyatt Place	Orlando (Convention), FL	150	12,252		1,907	(2)	94,000
January 22	Hyatt Place	Orlando (Universal), FL	150	11,843		1,939	(2)	92,000
February 11	IHG / Holiday Inn Express & Suites	San Francisco, CA	252	60,500		4,161	(2)	257,000
March 11	SpringHill Suites by Marriott	New Orleans, LA	208	33,095		—	(2)	159,000
March 11	Courtyard by Marriott	New Orleans (Convention), LA	202	30,827		2,350	(2)	164,000
March 11	Courtyard by Marriott	New Orleans (French Quarter), LA	140	25,683		74	(2)	184,000
March 11	Courtyard by Marriott	New Orleans (Metairie), LA	153	23,539		2,465	(2)	170,000
March 11	Residence Inn by Marriott	New Orleans (Metairie), LA	120	19,890		—	(2)	166,000
April 30	Hilton Garden Inn	Greenville, SC	120	15,250		145	(2)	128,000
May 21	IHG / Holiday Inn Express & Suites	Minneapolis (Minnetonka), MN	93	6,900		1,700	(3)	92,000
May 21	Hilton Garden Inn	Minneapolis (Eden Prairie), MN	97	10,200		2,700	(3)	133,000
May 23	Fairfield Inn & Suites by Marriott	Louisville, KY	135	25,023		2,500	(3)	204,000
May 23	SpringHill Suites by Marriott	Louisville, KY	198	39,138		3,600	(3)	216,000
May 23	Courtyard by Marriott	Indianapolis, IN	297	58,634		—	(2)	197,000
May 23	SpringHill Suites by Marriott	Indianapolis, IN	156	30,205		—	(2)	194,000

Total nine months ended September 30, 2013		16 hotel properties	2,597	$412,209		$24,941		168,000

(1)             The purchase price for this hotel included the issuance of 412,174 Common Units in our Operating Partnership valued at the time of issuance at $3.7 million.

(2)             The amounts reflect actual total renovation costs.

(3)             The amounts reflect actual-to-date and estimated remaining costs to complete.

(4)             The purchase price and renovation costs are funded by mortgage debt, advances on our senior unsecured revolving line of credit facility, cash and the issuance of Operating Partnership Common Units described in footnote 1 to this table. Additional information about the mortgage debt financing is provided below in “Outstanding Indebtedness — Term Loans.”

Of the total renovation costs detailed in the table above, $22.6 million have been incurred as of September 30, 2014. There is no assurance that our actual renovation costs will not exceed our estimates.

Dispositions

Pursuant to our strategy to continually evaluate our hotel properties and land held for development, we sold three hotel properties in the first nine months of 2014. Historically, when a property was identified as being held for sale, we reclassified the property on our consolidated balance sheets, evaluated for potential impairment and, in the case of a hotel property, reported historical and future results of operations in discontinued operations.

                  As discussed in the footnotes to the consolidated financial statements, we have elected to early adopt ASU No. 2014-08 which changes the criteria for discontinued operations to include only disposals that represent a strategic shift in operations with a major effect on operations and results.  While we have elected early adoption of ASU No. 2014-08, the sale of the AmericInn Hotel & Suites, Aspen Hotel & Suites and Hampton Inn in Fort Smith, AR will be included in discontinued operations as these hotels were classified as held for sale in prior periods.  Under this ASU, the Company anticipates that the majority of future property sales will not be classified as discontinued operations.

One hotel was recorded in discontinued operations during the nine months ended September 30, 2014, for which a $0.4 million impairment charge was recorded during the period. Additional impairments of $4.3 million were recorded during the nine months ended September 30, 2014 for properties that were not recorded as discontinued operations as a result of the early adoption of ASU No. 2014-08.

On January 17, 2014, we sold the AmericInn Hotel & Suites and the Aspen Hotel & Suites in Fort Smith, AR for $3.1 million. On September 9, 2013, we sold the Hampton Inn in Fort Smith, AR for $8.8 million.  The sale of the AmericInn Hotel & Suites and the Hampton Inn also included the assignment of the related ground leases.

On January 15, 2013, we sold the AmericInn Hotel & Suites in Golden, CO for $2.6 million. On February 15, 2013, we sold the Hampton Inn in Denver, CO for $5.5 million. On February 27, 2013, we sold a parcel of land in Jacksonville, FL for $1.9 million. On May 1, 2013, we sold the Holiday Inn and Holiday Inn Express in Boise, ID for $12.6 million. On May 30, 2013, we sold the Courtyard by Marriott in Memphis, TN for $4.2 million. On August 8, 2013, we sold the SpringHill Suites in Lithia Springs, GA for $2.4 million. On August 21, 2013, we sold a parcel of land in Missoula, MT for $0.8 million.  On August 29, 2013, we sold the Fairfield Inn in Lewisville, TX for $2.0 million. On September 30, 2013, we sold the Fairfield Inn in Lakewood, CO for $2.8 million.

Results of Operations

The comparisons that follow should be reviewed in conjunction with the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As noted above, in the first nine months of 2014, we sold the AmericInn Hotel & Suites, Aspen Hotel & Suites, and Hampton Inn in Fort Smith, AR.  As these properties were classified as held for sale prior to the Company’s adoption of ASU No. 2014-08, we classified these hotel properties as discontinued operations for the nine month periods ended September 30, 2014 and 2013, and their operating results are not included in the discussion below.

Comparison of Three Months Ended September 30, 2014 with Three Months Ended September 30, 2013

Our total portfolio consisted of 91 hotels at September 30, 2014 and 82 hotels at September 30, 2013, exclusive of hotels classified as discontinued operations.  Our same-store portfolio consisted of 66 hotels for the three months ended September 30, 2014 (“third quarter of 2014”) and the three months ended September 30, 2013 (“third quarter of 2013”).  We define same-store hotels as properties that we own as of the current reporting date and that we have owned for the entire prior fiscal year.  Key operating metrics for our total portfolio and same-store portfolio are as follows (dollars in thousands, except ADR and RevPAR):

	Three Months Ended September 30,
	2014		2013		Dollar Change		Percentage Change
	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio
	(91 hotels)	(66 hotels)	(82 hotels)	(66 hotels)	(91/82 hotels)	(66 hotels)	(91/82 hotels)	(66 hotels)

Total revenues	$109,256	$65,361	$82,174	$58,722	$27,082	$6,639	33.0%	11.3%
Hotel operating expenses	$68,192	$41,852	$53,783	$38,876	$14,409	$2,976	26.8%	7.7%
Occupancy	79.5%	78.9%	74.7%	75.7%	n/a	n/a	6.4%	4.2%
ADR	$124.48	$113.71	$111.90	$106.54	$12.58	$7.17	11.2%	6.7%
RevPAR	$98.90	$89.67	$83.56	$80.59	$15.34	$9.08	18.4%	11.3%

Revenue. Total revenues, including room and other hotel operations revenues, increased $27.1 million in the third quarter of 2014 compared with the third quarter of 2013. The increase in revenues is due to an increase in same-store revenues of $6.6 million and an increase in revenues from the 19 hotel properties acquired in 2013 and six hotel properties acquired in the first nine months of 2014 (the “Acquired Hotels”) of $20.5 million.

The same-store revenue increase of $6.6 million, or 11.3%, was due to increases in occupancy to 78.9% in the third quarter of 2014 compared with 75.7% in the third quarter of 2013, and an increase in ADR to $113.71 in the third quarter of 2014 from $106.54 in the third quarter of 2013. The increases in occupancy and ADR resulted in an 11.3% increase in same-store RevPAR to $89.67 in the third quarter of 2014 compared with $80.59 in the third quarter of 2013. These increases were due to the improving economy, hotel industry fundamentals and capital improvements made at 17 hotel properties in 2013.

A summary of our hotel operating expenses for our same-store portfolio (66 hotels) for third quarter of 2014 and 2013 follows (dollars in thousands):

				Percentage of Revenue
	Three Months Ended September 30,		Percentage	Three Months Ended September 30,
	2014	2013	Change	2014	2013

Rooms expense	$16,404	$15,792	3.9%	25.1%	26.9%
Other direct expense	9,139	7,812	17.0%	14.0%	13.3%
Other indirect expense	16,309	15,272	6.8%	25.0%	26.0%
Total hotel operating expenses	$41,852	$38,876	7.7%	64.0%	66.2%

Hotel Operating Expenses. Hotel operating expenses increased $14.4 million in the third quarter of 2014 compared with the third quarter of 2013. The increase is due in part to the additional operating expenses from the Acquired Hotels of $11.4 million. In addition, the increase in same-store hotel operating expenses is due to $3.0 million of variable costs related to the increase in revenue. Expenses at the same-store hotels declined as a percentage of revenue from 66.2% in the third quarter of 2013 to 64.0% in the third quarter of 2014 due to consistent fixed expenses despite increasing revenues at the same-store hotel properties.

Depreciation and Amortization. Depreciation and amortization expense increased $3.0 million in the third quarter of 2014 compared with third quarter of 2013, primarily due to the depreciation associated with the Acquired Hotels.

Corporate General and Administrative. Corporate general and administrative expenses increased by $2.8 million in the third quarter of 2014 compared with third quarter of 2013. The increase in expense was primarily due to increases in equity-based compensation of $0.7 million, expenses related to the transition of directors and executive officers of $0.2 million, and an increase in bonus accruals of $1.6 million based on year-to-date performance.

Other Income/Expense. The $0.1 million reduction in other expense, net was primarily due to an increase in other income (expense) of $1.0 million offset by an increase in interest expense of $0.9 million.

Comparison of the First Nine Months of 2014 with the First Nine Months of 2013

Key operating metrics for our total portfolio (91 hotels at September 30, 2014 and 82 hotels at September 30, 2013, excluding discontinued operations) and our same-store portfolio (66 hotels) for the nine months ended September 30, 2014 (the “first nine months of 2014”) compared with the nine months ended September 30, 2013 (the “first nine months of 2013”) follows (dollars in thousands, except ADR and RevPAR):

	Nine Months Ended September 30,
	2014		2013		Dollar Change		Percentage Change
	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio
	(91 hotels)	(66 hotels)	(82 hotels)	(66 hotels)	(91/82 hotels)	(66 hotels)	(91/82 hotels)	(66 hotels)

Total revenues	$304,325	$186,305	$221,002	$170,139	$83,323	$16,166	37.7%	9.5%
Hotel operating expenses	$194,720	$121,736	$144,230	$112,525	$50,490	$9,211	35.0%	8.2%
Occupancy	77.3%	76.9%	74.8%	74.3%	n/a	n/a	3.2%	3.4%
ADR	$122.09	$111.94	$110.26	$105.68	$11.83	$6.26	10.7%	5.9%
RevPAR	$94.32	$86.06	$82.52	$78.56	$11.80	$7.50	14.3%	9.5%

Revenue. Total revenues, including room and other hotel operations revenues, increased $83.3 million in the first nine months of 2014 compared with the first nine months of 2013. The increase in revenues is due to an increase in same-store revenues of $16.2 million and a $67.1 million increase in revenues from the Acquired Hotels.

The same-store revenue increase of $16.2 million, or 9.5%, was due to an increase in occupancy to 76.9% in the first nine months of 2014 compared with 74.3% in the first nine months of 2013, and an increase in ADR to $111.94 in the first nine months of 2014 from $105.68 in the first nine months of 2013. The increases in occupancy and ADR resulted in a 9.5% increase in same-store RevPAR to $86.06 in the first nine months of 2014 compared with $78.56 in the first nine months of 2013. These increases were due to the improving economy and hotel industry fundamentals and capital improvements made at 17 hotel properties in 2013.

A summary of our hotel operating expenses for our same-store portfolio (66 hotels) for the first nine months of 2014 and the first nine months of 2013 follows (dollars in thousands):

				Percentage of Revenue
	Nine Months Ended September 30,		Percentage	Nine Months Ended September 30,
	2014	2013	Change	2014	2013

Rooms expense	$48,543	$45,971	5.6%	26.1%	27.0%
Other direct expense	24,887	22,011	13.1%	13.4%	12.9%
Other indirect expense	48,306	44,543	8.4%	25.9%	26.2%
Total hotel operating expenses	$121,736	$112,525	8.2%	65.3%	66.1%

Hotel Operating Expenses. Hotel operating expenses increased $50.5 million in the first nine months of 2014 compared with the first nine months of 2013. The increase is due in part to a $41.3 million increase in operating expenses at the Acquired Hotels. In addition, the increase in same-store hotel operating expenses is due to $9.2 million of variable costs related to the increase in revenue. Expenses at the same-store hotels declined as a percentage of revenue from 66.1% in the first nine months of 2013 to 65.3% in the first nine months of 2014, due to consistent fixed expenses despite increasing revenues at the same-store hotel properties.

Depreciation and Amortization.  Depreciation and amortization expense increased $11.7 million in the first nine months of 2014 compared with the first nine months of 2013, primarily due to the depreciation associated with the Acquired Hotels.

Corporate General and Administrative.  Corporate general and administrative expenses increased $5.3 million in the first nine months of 2014 compared with the first nine months of 2013. Approximately $1.0 million of the increase was due to increased professional fees and expenses related to establishing new procedures and systems for intercompany account reconciliations, as well as performing the reconciliation of the balance sheets of individual hotels and our consolidated balance sheets for the years ended 2013 and 2012.  Additional increases in expenses were due to increases in equity-based compensation of $1.2 million, expenses related to the transition of directors and executive officers of $0.8 million, and an increase in bonus accruals of $1.1 million based on year-to-date performance.

Other Income/Expense.  The $4.2 million increase in other expense, net in the first nine months of 2014 compared with the first nine months of 2013 was primarily the result of an increase in interest expense on debt incurred to finance the acquisition of the Acquired Hotels. This increase was slightly offset by an increase in other income (expense) of $1.0 million.

Cash Flows

The increase in net cash provided by operating activities of $32.8 million for the first nine months of 2014 compared with the first nine months of 2013 primarily resulted from a $22.5 million increase in earnings, before depreciation and amortization. The increase in depreciation and amortization was primarily related to the Acquired Hotels.  Additionally, the change in prepaid expenses was lower for the first nine months of 2014 compared with the first nine months of 2013 due to lower acquisition activity during the nine months ended September 30, 2014, which resulted in lower escrow balances related to the acquisition of properties during the period.

The $228.5 million decrease in net cash used in investing activities for the first nine months of 2014 compared with the first nine months of 2013 primarily resulted from a $210.7 million decrease in acquisitions of hotel properties, a $37.8 million change in restricted cash due to net cash reserves of $18.2 million being released during the nine months ended September 30, 2014 compared to a net cash reserve increase of $19.6 million during the nine months ended September 30, 2013, and a $10.1 million reduction in investments in hotels under development; partially offset by an $8.2 million payment to acquire the remaining 19% non-controlling interest in a joint venture that owns the Holiday Inn Express & Suites in San Francisco, CA and a $21.9 million change in net proceeds from asset dispositions.

The $304.6 million decrease in net cash provided by financing activities for the first nine months of 2014 compared with the first nine months of 2013 resulted from a $389.4 million decrease in proceeds from equity offerings, a decrease in proceeds from issuance of debt of $159.7 million and an $8.4 million increase in dividends and distributions, partially offset by a $251.2 million decrease in payments on debt.

Discontinued Operations

Pursuant to our strategy, we continually evaluate our hotel properties for potential sale and redeployment of capital. Historically, when a hotel property was sold or identified as being held for sale, we reported its historical and future results of operations, including impairment charges, in discontinued operations.  As discussed above, while we have elected early adoption of ASU No. 2014-08 for our consolidated financial statements and footnote disclosures, hotels that were classified as held for sale in prior periods will continue to be reported in discontinued operations.  In the first nine months of 2014, we reported the following hotel properties in discontinued operations:

•                  AmericInn Hotel & Suites in Fort Smith, AR

•                  Aspen Hotel & Suites in Fort Smith, AR

•                  Hampton Inn in Fort Smith, AR

The AmericInn Hotel & Suites and the Aspen Hotel & Suites located in Fort Smith, AR were sold on January 17, 2014. The Hampton Inn in Fort Smith, AR was sold on September 9, 2014.

A summary of results from our hotel properties included in discontinued operations follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$847	$4,874	$3,128	$17,129

Hotel operating expenses	746	3,653	2,304	12,915
Depreciation and amortization	4	555	13	1,990
Loss on impairment of assets	—	5,785	400	7,285
Interest expense	—	24	—	174
Other expense (income)	188	783	171	(877)

Total expenses	938	10,800	2,888	21,487

Income (loss) from discontinued operations before income taxes	(91)	(5,926)	240	(4,358)
Income tax benefit	32	2,516	38	1,850

Income (loss) from discontinued operations	$(59)	$(3,410)	$278	$(2,508)

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

Funds From Operations

As defined by the National Association of Real Estate Investment Trusts, (“NAREIT”), FFO represents net income or loss (computed in accordance with GAAP), excluding preferred dividends, gains (or losses) from sales of property, impairment, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization, and adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operational performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and impairment losses, it provides a performance measure that, when compared year over year, reflects the effect to operations from trends in occupancy, room rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our computation of FFO differs from the NAREIT definition and may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs because the amount of depreciation and amortization we add back to net income or loss includes amortization of deferred financing costs and amortization of franchise royalty fees. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

The following is a reconciliation of our GAAP net income to FFO for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$8,280	$(580)	$20,765	$7,973
Preferred dividends	(4,147)	(4,147)	(12,441)	(10,443)
Depreciation and amortization	16,835	14,427	48,919	39,240
Loss on impairment of assets	3,614	7,154	4,674	8,654
(Gain) loss on disposal of assets	(256)	778	(284)	(888)
Noncontrolling interest in joint venture	—	(272)	(1)	(324)
Adjustments related to joint venture	—	(83)	(204)	(222)
Funds from operations	$24,326	$17,277	$61,428	$43,990
FFO per common unit	$0.28	$0.24	$0.71	$0.64

Weighted average diluted common units (1)	86,942	71,374	86,755	68,870

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

The following is a reconciliation of our GAAP net income to EBITDA for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$8,280	$(580)	$20,765	$7,973
Depreciation and amortization	16,835	14,427	48,919	39,240
Interest expense	6,839	5,972	20,045	15,051
Interest income	(337)	(16)	(509)	(52)
Income tax expense (benefit)	395	(1,396)	796	(581)
Noncontrolling interest in joint venture	—	(272)	(1)	(324)
Adjustments related to joint venture	—	(152)	(204)	(397)
EBITDA	$32,012	$17,983	$89,811	$60,910

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards, capital expenditures to improve our hotel properties, acquisitions, interest expense and scheduled principal payments on outstanding indebtedness, note funding obligations, and distributions to our stockholders.

Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other non-recurring capital expenditures that periodically are made with respect to our hotel properties, and scheduled debt payments, including maturing loans.

To satisfy the requirements for qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to distribute a sufficient amount of our taxable income to maintain our status as a REIT and to avoid tax on undistributed income. Therefore, if sufficient funds are not available to us from hotel dispositions, our senior unsecured revolving credit facility and mortgage loans, we will need to raise additional capital to grow our business and invest in additional hotel properties.

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

Restricted Cash

During the second quarter of 2014, we submitted requests to our lenders for the release of approximately $20.0 million of our restricted cash.  This cash was released to the Company during the third quarter of 2014.  The balance of restricted cash at September 30, 2014 was $35.3 million, and we anticipate that the balance will be released to us as we meet the usage requirements to satisfy the restrictions. However, no assurance can be given that the balance of our restricted cash will become available to us to satisfy our short or long-term liquidity needs.

Outstanding Indebtedness

At September 30, 2014, we had $421.3 million in debt secured by mortgages on 49 hotel properties. We also had $203.0 million outstanding under our senior unsecured credit facility that was supported by 37 hotel properties unencumbered by mortgage debt.

A summary of our debt at September 30, 2014 is as follows (dollars in thousands):

Lender	Interest Rate at September 30, 2014 (1)	Amortization Period (Years)	Maturity Date	Collateral	Amount of Debt

Senior Unsecured Credit Facility

Deutsche Bank AG New York Branch
$225 Million Revolver	2.06% Variable	n/a	October 10, 2017	n/a	$128,000	(2)
$75 Million Term Loan	4.14% Fixed	n/a	October 10, 2018	n/a	75,000

Total Senior Unsecured Credit Facility					203,000

Mortgage Loans

ING Life Insurance and Annuity	6.10% Fixed	20	March 1, 2019	Fourteen hotels	62,834
	4.55% Fixed	25	March 1, 2019	(cross-collateralized with other ING loan)	33,188
KeyBank National Association	4.46% Fixed	30	February 1, 2023	Four hotels	28,611
	4.52% Fixed	30	April 1, 2023	Three hotels	22,153
	4.30% Fixed	30	April 1, 2023	Three hotels	21,496
	4.95% Fixed	30	August 1, 2023	Two hotels	38,082
Bank of America Commercial Mortgage	6.41% Fixed	25	September 1, 2017	One hotel	8,215
Merrill Lynch Mortgage Lending Inc.	6.38% Fixed	30	August 1, 2016	One hotel	5,177
GE Capital Financial Inc.	5.39% Fixed	25	April 1, 2020	One hotel	9,345
	5.39% Fixed	25	April 1, 2020	One hotel	5,032
MetaBank	4.25% Fixed	20	August 1, 2018	One hotel	7,166
Bank of Cascades	4.66% Fixed	25	September 30, 2021	One hotel	11,765
Goldman Sachs	5.67% Fixed	25	July 6, 2016	Two hotels	13,865
Compass	4.57% Fixed (3)	20	May 17, 2018	One hotel	12,710
	2.56% Variable	25	May 6, 2020	Three hotels	24,793
General Electric Capital Corp.	5.39% Fixed	25	April 1, 2020	One hotel	5,292
	5.39% Fixed	25	April 1, 2020	One hotel	6,198
	4.82% Fixed	20	April 1, 2018	One hotel	7,314
	5.03% Fixed	25	March 1, 2019	One hotel	9,859
AIG	6.11% Fixed	20	January 1, 2016	One hotel	13,085
Greenwich Capital Financial Products, Inc.	6.20% Fixed	30	January 6, 2016	One hotel	22,813
Wells Fargo Bank, National Association	5.53% Fixed	25	October 1, 2015	One hotel	3,556
	5.57% Fixed	25	January 1, 2016	One hotel	6,095
U.S. Bank, NA	6.22% Fixed	30	November 1, 2016	One hotel	17,623
	6.13% Fixed	25	November 11, 2021	One hotel	11,880
	5.98% Fixed	30	March 8, 2016	One hotel	13,156
Total Mortgage Loans					421,303
Total Debt					$624,303

(1)          The interest rates at September 30, 2014 give effect to our use of interest rate swaps, where applicable.

(2)          The amount excludes outstanding letters of credit.

(3)          An interest rate derivative instrument effectively converts 85% of this loan to a fixed rate.

Senior Unsecured Credit Facility

At September 30, 2014, we have a $300.0 million senior unsecured credit facility. Deutsche Bank AG New York Branch (“Deutsche Bank”) is the administrative agent and Deutsche Bank Securities Inc. is the sole lead arranger. The syndication of lenders includes Deutsche Bank, Bank of America, N.A., Royal Bank of Canada, Key Bank, Regions Bank, Fifth Third Bank, Raymond James Bank, N.A., and U.S. Bank National Association. Certain of our existing and future subsidiaries that own or lease an unencumbered asset, as described below, will be required to guaranty this credit facility.

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

Financial and Other Covenants. We are required to comply with a series of financial and other covenants to borrow under this credit facility. The material financial covenants include a maximum leverage ratio, a minimum consolidated tangible net worth, a maximum dividend payout ratio, a minimum consolidated fixed charge coverage ratio, a maximum ratio of secured indebtedness to total asset value, a maximum ratio of secured recourse indebtedness to total asset value, a maximum ratio of consolidated unsecured indebtedness to total unencumbered asset value, and a maximum ratio of unencumbered adjusted net operating income to assumed unsecured interest expense.

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

Unencumbered Assets. This credit facility is unsecured; however, borrowings are limited by the value of hotel properties that qualify as unencumbered assets supporting this credit facility. At September 30, 2014, 37 of our hotel properties qualify as, and are deemed to be, unencumbered assets that support this credit facility. Among other conditions, unencumbered assets must not be subject to liens or security interests, and the owner and operating lessee of such unencumbered asset must execute a guaranty supplement pursuant to which the owner and operating lessee become subsidiary guarantors of the credit facility. In addition, hotel properties may be added to or removed from the unencumbered asset pool at any time so long as there is a minimum of 20 hotel properties in the unencumbered asset pool, the unencumbered assets meet certain diversity requirements (such as limits on concentrations in any particular market), and the then-current borrowings on the credit facility do not exceed the maximum available under the credit facility given the availability limitations described above. Further, to be eligible as an unencumbered asset, the hotel property must: be franchised with a nationally-recognized franchisor; have been in operation a minimum of one year; satisfy certain ownership, management and operating lessee criteria; and not be subject to material defects, such as liens, title defects, environmental contamination and other standard lender criteria.

At September 30, 2014, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which we had $203.0 million borrowed, $13.8 million in standby letters of credit and $83.2 million available to borrow under the $225 Million Revolver.

At October 31, 2014, 36 of our unencumbered hotel properties are included in the borrowing base which supports the senior unsecured credit facility. As a result, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which we had $195.0 million borrowed, $13.8 million in standby letters of credit and $91.2 million available to borrow.

Term Loans

At September 30, 2014, we had $496.3 million in term loans outstanding. These term loans are secured primarily by first mortgage liens on hotel properties.

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

On March 14, 2014, as part of our acquisition of the 210-guestroom DoubleTree by Hilton in San Francisco, CA, we assumed a $13.3 million mortgage loan with a fixed interest rate of 5.98%, an amortization period of 30 years, and a maturity date of March 8, 2016.

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

Equity Transactions

On October 1, 2014, we issued 75,733 shares of common stock for Common Units of our Operating Partnership which were tendered for redemption.

Recent Developments

On October 21, 2014, we sold the Country Inn & Suites and an adjacent land parcel of 5.64 acres in San Antonio, TX for $7.9 million.  Proceeds were used to pay down the balance of the $225 Million Revolver.

Capital Expenditures

In the first nine months of 2014, we spent $30.1 million on renovations, including $20.3 million on hotel properties that we owned at the beginning of 2013 and $9.8 million on hotel properties acquired since the beginning of 2013.  We currently have renovations underway at four of our hotel properties. We anticipate spending a total of $7.0 million to $10.0 million on hotel property renovations in the remainder of 2014. We expect to fund these renovations with cash provided by operations, working capital, borrowings under our senior unsecured revolving credit facility, and other potential sources of capital, to the extent available to us.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements to facilitate our operations. At September 30, 2014, we had $13.8 million in outstanding stand-by letters of credit, of which $0.7 million was supporting performance bonds related to workers’ compensation insurance and other operational matters and $13.1 million was supporting a purchase agreement for the Hampton Inn & Suites in downtown Minneapolis, MN.

Contractual Obligations

The timing of required payments related to our long-term debt and other contractual obligations at September 30, 2014 follows (in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years

Debt obligations (1)	$743,014	$37,181	$161,630	$242,679	$301,524
Operating lease obligations (2)	22,260	672	1,376	1,120	19,092
Purchase obligations (3)	12,048	12,048	—	—	—
Other long-term liabilities (4)	7,779	7,779	—	—	—
Total	$785,101	$57,680	$163,006	$243,799	$320,616

(1)         The amounts shown include amortization of principal, maturities, and estimated interest payments. Interest payments on variable rate debt have been estimated using the rates in effect at September 30, 2014, after giving effect to interest rate swaps.

(2)         The amounts consist primarily of ground leases and corporate office leases.

(3)         The amounts represents purchase orders and executed contracts for renovation projects at our hotel properties.

(4)         This represents the remaining amounts to be advanced under a note funding obligation.

In addition to the contractual obligations in the above table, at September 30, 2014 we are also obligated under a purchase agreement with a hotel property developer to acquire a Hampton Inn & Suites in downtown Minneapolis, MN for $38.7 million, which price includes change orders to date. The purchase is subject to certain conditions, including the completion of construction of the hotel in accordance with agreed upon architectural and engineering designs, receipt of a Hampton Inn & Suites franchise, and receipt of a certificate of occupancy.  Therefore, there is no assurance that the acquisition will be completed. In January 2014, we issued a standby letter of credit for $13.1 million in support of this purchase agreement. This letter of credit was issued under our senior unsecured credit facility.

Inflation

Operators of hotel properties, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our management companies to raise room rates.

Seasonality

Certain segments of the hotel industry are seasonal in nature. Leisure travelers tend to travel more during the summer. Business travelers occupy hotels relatively consistently throughout the year, but decreases in business travel occur during summer and the winter holidays. The hotel industry is also seasonal based upon geography. Hotels in the southern U.S. tend to have higher occupancy rates during the winter months. Hotels in the northern U.S. tend to have higher occupancy rates during the summer months. Due to our portfolio’s geographic diversification, our total revenue has not experienced significant seasonality.

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

At September 30, 2014, we were party to four interest rate swap agreements with a total notional amount of $103.3 million, where we receive variable rate payments in exchange for making fixed rate payments. These agreements are accounted for as cash flow hedges and have an aggregate termination value, including accrued interest, of $1.7 million at September 30, 2014.

At September 30, 2014, after giving effect to our interest rate swap agreements, $469.6 million, or 75.2%, of our debt had fixed interest rates and $154.7 million, or 24.8%, had variable interest rates. Assuming no increase in the outstanding balance of our variable rate debt, if interest rates increase by 1.0% our cash flow would decrease by approximately $1.5 million per year.

As our fixed rate debts mature, they will become subject to interest rate risk. In addition, as our variable rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. We currently have no scheduled maturities of debt in 2014. However, $10.9 million of our long-term debt is scheduled to amortize in the next twelve months, of which $10.2 million has fixed interest rates.

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

To prepare the consolidated financial statements for the year ended December 31, 2013 and for the quarter ended March 31, 2014, the audit committee of our board of directors engaged a nationally recognized consulting and accounting firm to assist our management with the reconciliation of the intercompany accounts for 2012, 2013 and the first quarter of 2014.  The Company has developed internal processes and procedures to have its accounting staff reconcile intercompany accounts on a monthly basis as part of its normal accounting close process.  Furthermore, the Company has developed and implemented processes and procedures to reconcile the balance sheets of our individual hotels to the balance sheet information provided by our third party property managers at quarter end.

Notwithstanding the previously identified material weakness that we are remediating, our management has concluded that the consolidated financial statements included in our 2013 Annual Report and in the Quarterly Reports on Form 10-Q for the periods ended March 31, 2014, June 30, 2014, and

September 30, 2014 present fairly in all material respects the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                 Defaults Upon Senior Securities.

None.

Item 4.                                 Mine Safety Disclosures.

Not applicable.

Item 5.                                 Other Information.

Corporate Governance

Appointment of Directors

As previously disclosed, on July 16, 2014, the Board of Directors (the “Board”) of the Company, based on the recommendation of the Nominating and Corporate Governance Committee of the Board, appointed Jeffrey W. Jones and Kenneth J. Kay as directors of the Company.  Our Corporate Governance Guidelines require that a majority of our directors be “independent,” with independence determined in accordance with the applicable standards of the NYSE.  A majority of our directors are independent.  The Board has determined both Mr. Jones and Mr. Kay to be independent in accordance with Item 407(a) of Regulation S-K.  In determining independence, the Board considered the following:

•                  There are no transactions between the Company or its subsidiaries and: a) Mr. Jones, b) Mr. Jones’ employer, c) Mr. Jones’ immediate family member, or d) Mr. Jones’ immediate family member’s employer in the last three years that exceed $10,000.

•                  There are no transactions between the Company or its subsidiaries and: a) Mr. Kay, b) Mr. Kay’s employer, c) Mr. Kay’s immediate family member, or d) Mr. Kay’s immediate family member’s employer in the last three years that exceed $10,000.

•                  There are no family relationships as defined in Item 401 of Regulation S-K between the Company or its subsidiaries and either Mr. Jones or Mr. Kay.

•                  Neither Mr. Jones nor Mr. Kay is party to a voting agreement to vote in line with management on proposals being brought to a stockholder vote.

•                  Neither Mr. Jones nor Mr. Kay (or an immediate family member) has an interlocking relationship, as defined by the SEC, involving members of the Board or the Company’s Compensation Committee.

•                  Neither Mr. Jones nor Mr. Kay is a founder of the Company and neither has been employed previously with the Company or its subsidiaries.

Mr. Jones serves on the Audit and the Nominating and Corporate Governance Committees of the Board.  Mr. Kay serves on the Audit and the Compensation Committees of the Board.  The Board has determined that Mr. Jones and Mr. Kay meet the requirements, including independence, for serving on such committees.  The Board has also determined that Mr. Jones and Mr. Kay each qualifies as a financial expert within the meaning of the SEC rules.

As previously disclosed, Mr. Jones and Mr. Kay will participate in the Company’s non-employee director compensation programs and were each awarded 5,984 fully vested shares of the Company’s common stock on July 21, 2014.

Appointment of Chief Financial Officer

As previously disclosed, on September 11, 2014, the Company announced the appointment, effective as of October 1, 2014, of Greg A. Dowell as the Company’s new Executive Vice President, Chief Financial Officer and Treasurer.  Mr. Dowell will report to Daniel P. Hansen, the Company’s President and Chief Executive Officer.  Mr. Dowell will succeed Paul Ruiz, who has served as the Company’s interim Chief Financial Officer since May 2014.  Mr. Ruiz will continue to serve in his present position as the Company’s Vice President and Chief Accounting Officer.

Item 6.                                 Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit
10.1†

Employment Agreement, dated September 11, 2014 and effective as of October 1, 2014, between Summit Hotel Properties, Inc. and Greg A. Dowell (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on September 11, 2014)

31.1	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

† Management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: November 3, 2014	By:	/s/ Greg A. Dowell
Greg A. Dowell
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1†

Employment Agreement, dated September 11, 2014 and effective as of October 1, 2014, between Summit Hotel Properties, Inc. and Greg A. Dowell (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on September 11, 2014)

31.1	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

† Management contract.