Form 10-Q/A
period 2014-09-30
Summit Hotel Properties, Inc.
filed 2014-12-15
CIK 1497645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The management of Summit Hotel Properties, Inc. (the “Company”) has determined that we underestimated the amount of an impairment charge recorded during the three and nine months ended September 30, 2014. Therefore, we recommended to the Audit Committee of the Board of Directors (“Audit Committee”), after consultation with Ernst & Young, LLP (“Ernst & Young”), the Company’s independent registered public accounting firm, that the Company restate its previously issued consolidated financial statements for the three and nine months ended September 30, 2014. The Audit Committee agreed with our recommendation and on December 15, 2014, determined that the previously issued consolidated financial statements as of September 30, 2014 and for the three and nine months then ended should no longer be relied upon. The required changes relate to an impairment charge that does not affect the Company’s Cash position and result in a $4.6 million reduction in our previously reported net income for the three and nine months ended September 30, 2014 and a corresponding reduction in our net income allocable to minority interest and our net income allocable to common stockholders, but do not affect certain of our non-GAAP financial measures that exclude impairment of real estate assets previously reported in Part I — Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including Funds from Operations, or previously furnished Adjusted Funds From Operations and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization for the three and nine months ended September 30, 2014.

On August 1, 2014, we entered into a purchase and sale agreement for the sale of the Country Inn & Suites and three adjacent land parcels totaling 5.64 acres in San Antonio, Texas for $7.9 million. The sale closed on October 21, 2014. During the three months ended September 30, 2014, we recorded an estimated impairment loss of $3.6 million related to the transaction, which was intended to, but did not fully reflect the expected loss on the sale. In the fourth quarter of 2014, we determined that the loss on the sale was $8.2 million and we had underestimated the amount of the impairment loss in the third quarter of 2014 by $4.6 million. As a result, we are restating our unaudited consolidated financial statements to reflect an increase in the Loss on Impairment of Assets from $3.6 million to $8.2 million for the three months ended September 30, 2014 and an increase in the Loss on Impairment of Assets from $4.3 million to $8.9 million for the nine months ended September 30, 2014. Additionally, Land Held for Development reflected on the Unaudited Consolidated Balance Sheet has been reduced from $13.8 million to $9.2 million at September 30, 2014 to reflect the impairment of the assets related to the sale transaction. We have made the necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the adjustments provided above. Please refer to Note 1A — “Restatement of Previously Issued Consolidated Financial Statements” of this Form 10-Q/A for more information on the effect of these adjustments.

We are filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to amend and restate in their entirety, the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 as originally filed with the Securities and Exchange Commission on November 3, 2014 (the “Original Filing”):  (i) Part I - Item 1 – “Financial Statements”, (ii) Part I - Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, (iii) Part I - Item 4 – “Controls and Procedures”, (iv) Part II – Item 6 – “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.  No other sections of the Original Filing are affected, but for the convenience of the reader, this Form 10-Q/A restates in its entirety, as amended, our Original Filing.  This Form 10-Q/A is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described above.

The revised financial information included in this Form 10-Q/A has been identified as “restated” in accordance with accounting principles generally accepted in the U.S.

Internal Control Consideration

During the fourth quarter of 2014, we implemented additional internal controls and procedures for review of our consolidated financial statements and the accounting for acquisitions and dispositions of properties including, among others, a monthly review of undeveloped land inventory, and a more extensive, formalized review of acquisition and disposition transactions.  As a result of these additional internal controls and procedures, we identified the error described in the Explanatory Note and Note 1A to our consolidated financial statements.  Prior to the implementation of the additional controls and procedures in the fourth quarter of 2014, our internal controls related to the accounting for acquisitions and dispositions of properties were ineffective.  However, based on the implementation and operation of the additional internal controls and procedures in the fourth quarter of 2014, our Chief Executive Officer and Chief Financial Officer have concluded that the improved internal controls which identified the error related to the estimated impairment loss recorded in the third quarter of 2014 are effective and adequate to provide us with a reasonable level of assurance that the consolidated financial statements in this Form 10-Q/A present fairly, in all material respects, the consolidated financial position and results of operations and cash flows of the Company and its subsidiaries.

PART I — FINANCIAL INFORMATION

Item 1.           Financial Statements

Summit Hotel Properties, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2014	2013
	(Unaudited)
	(Restated)
ASSETS

Investment in hotel properties, net	$1,343,199	$1,149,967
Investment in hotel properties under development	186	—
Land held for development	9,175	13,748
Assets held for sale	7,860	12,224
Cash and cash equivalents	34,778	46,706
Restricted cash	35,306	38,498
Trade receivables	11,924	7,231
Prepaid expenses and other	6,172	8,876
Derivative financial instruments	218	253
Deferred charges, net	10,128	10,270
Deferred tax asset	119	49
Other assets	8,988	6,654
Total assets	$1,468,053	$1,294,476

LIABILITIES AND EQUITY

Liabilities:
Debt	$624,303	$435,589
Accounts payable	5,032	7,583
Accrued expenses	42,302	27,154
Derivative financial instruments	1,626	1,772
Total liabilities	673,263	472,098

Commitments and contingencies (Note 7)

Equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized:
9.25% Series A - 2,000,000 shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013 (aggregate liquidation preference of $50,385 at September 30, 2014 and $50,398 at December 31, 2013)	20	20
7.875% Series B - 3,000,000 shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013 (aggregate liquidation preference of $75,492 at September 30, 2014 and $75,324 at December 31, 2013)	30	30
7.125% Series C - 3,400,000 shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013 (aggregate liquidation preference of $85,505 at September 30, 2014 and $85,522 at December 31, 2013)	34	34
Common stock, $.01 par value per share, 500,000,000 shares authorized, 85,920,290 and 85,402,408 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	859	854
Additional paid-in capital	885,830	882,858
Accumulated other comprehensive loss	(1,269)	(1,379)
Accumulated deficit and distributions	(98,253)	(72,577)
Total stockholders’ equity	787,251	809,840
Non-controlling interests in operating partnership	7,539	4,722
Non-controlling interests in joint venture	—	7,816
Total equity	794,790	822,378
Total liabilities and equity	$1,468,053	$1,294,476

See Notes to the Consolidated Financial Statements

Summit Hotel Properties, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Restated)		(Restated)
Revenues:
Room	$103,155	$78,010	$287,387	$209,774
Other hotel operations revenue	6,101	4,164	16,938	11,228
Total revenues	109,256	82,174	304,325	221,002

Expenses:
Hotel operating expenses:
Room	26,365	21,927	76,042	59,181
Other direct	15,376	11,072	40,610	28,335
Other indirect	26,451	20,784	78,068	56,714
Total hotel operating expenses	68,192	53,783	194,720	144,230
Depreciation and amortization	16,831	13,872	48,906	37,250
Corporate general and administrative	5,742	2,954	15,364	10,054
Hotel property acquisition costs	69	114	778	1,554
Loss on impairment of assets	8,187	1,369	8,847	1,369
Total expenses	99,021	72,092	268,615	194,457
Operating income	10,235	10,082	35,710	26,545

Other income (expense):
Interest expense	(6,839)	(5,948)	(20,045)	(14,877)
Other income (expense)	797	(184)	1,083	82
Total other expense, net	(6,042)	(6,132)	(18,962)	(14,795)
Income from continuing operations before income taxes	4,193	3,950	16,748	11,750
Income tax expense	(427)	(1,120)	(834)	(1,269)
Income from continuing operations	3,766	2,830	15,914	10,481
Income (loss) from discontinued operations	(59)	(3,410)	278	(2,508)
Net income (loss)	3,707	(580)	16,192	7,973

Income (loss) attributable to non-controlling interests:
Operating partnership	(6)	(213)	45	(108)
Joint venture	—	272	1	324
Net income (loss) attributable to Summit Hotel Properties, Inc.	3,713	(639)	16,146	7,757
Preferred dividends	(4,147)	(4,147)	(12,441)	(10,443)
Net income (loss) attributable to common stockholders	$(434)	$(4,786)	$3,705	$(2,686)

Earnings per share:
Basic and diluted net income (loss) per share from continuing operations	$(0.01)	$(0.02)	$0.04	$(0.01)
Basic and diluted net loss per share from discontinued operations	—	(0.05)	—	(0.03)
Basic and diluted net income (loss) per share	$(0.01)	$(0.07)	$0.04	$(0.04)

Weighted average common shares outstanding:
Basic	85,303	68,157	85,192	65,460
Diluted	85,303	68,614	85,704	65,854

See Notes to the Consolidated Financial Statements

Summit Hotel Properties, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Restated)		(Restated)

Net income (loss)	$3,707	$(580)	$16,192	$7,973
Other comprehensive income (loss), net of tax:
Changes in fair value of derivative financial instruments	855	(2,127)	111	(1,310)
Total other comprehensive income (loss)	855	(2,127)	111	(1,310)
Comprehensive income (loss)	4,562	(2,707)	16,303	6,663
Comprehensive income (loss) attributable to non-controlling interests:
Operating partnership	4	(308)	46	(165)
Joint venture	—	272	1	324
Comprehensive income (loss) attributable to Summit Hotel Properties, Inc.	4,558	(2,671)	16,256	6,504
Preferred dividends	(4,147)	(4,147)	(12,441)	(10,443)
Comprehensive income (loss) attributable to common stockholders	$411	$(6,818)	$3,815	$(3,939)

See Notes to the Consolidated Financial Statements

Summit Hotel Properties, Inc.

Consolidated Statements of Changes in Equity

(Unaudited)

(in thousands, except share amounts)

						Accumulated
	Shares of		Shares of			Other	Accumulated	Total	Non-controlling Interests
	Preferred	Preferred	Common	Common	Additional	Comprehensive	Deficit and	Stockholders’	Operating	Joint	Total
	Stock	Stock	Stock	Stock	Paid-In Capital	Income (Loss)	Distributions	Equity	Partnership	Venture	Equity

Balance at December 31, 2013	8,400,000	$84	85,402,408	$854	$882,858	$(1,379)	$(72,577)	$809,840	$4,722	$7,816	$822,378

Common stock redemption of common units	—	—	198,292	2	581	—	—	583	(583)	—	—
Common units issued for acquisition	—	—	—	—	—	—	—	—	3,685	—	3,685
Acquisition of non-controlling interest in joint venture	—	—	—	—	(415)	—	—	(415)	—	(7,817)	(8,232)
Dividends paid	—	—	—	—	—	—	(41,822)	(41,822)	(365)	—	(42,187)
Equity-based compensation	—	—	319,590	3	2,806	—	—	2,809	34	—	2,843
Other comprehensive loss	—	—	—	—	—	110	—	110	1	—	111
Net income	—	—	—	—	—	—	16,146	16,146	45	1	16,192

Balance at September 30, 2014 (Restated)	8,400,000	$84	85,920,290	$859	$885,830	$(1,269)	$(98,253)	$787,251	$7,539	$—	$794,790

Balance at December 31, 2012	5,000,000	$50	46,159,652	$462	$468,820	$(528)	$(31,985)	$436,819	$36,718	$—	$473,537

Net proceeds from sale of common stock	—	—	34,500,000	345	299,821	—	—	300,166	—	—	300,166
Net proceeds from sale of preferred stock	3,400,000	34	—	—	81,689	—	—	81,723	—	—	81,723
Common stock redemption of common units	—	—	2,466,404	25	15,365	—	—	15,390	(15,390)	—	—
Contribution by non-controlling interests in joint venture	—	—	—	—	—	—	—	—	—	7,500	7,500
Dividends paid	—	—	—	—	—	—	(32,735)	(32,735)	(1,013)	—	(33,748)
Equity-based compensation	—	—	325,758	3	1,613	—	—	1,616	—	—	1,616
Other comprehensive income	—	—	—	—	—	(1,253)	—	(1,253)	(57)	—	(1,310)
Net income (loss)	—	—	—	—	—	—	7,757	7,757	(108)	324	7,973

Balance at September 30, 2013	8,400,000	$84	83,451,814	$835	$867,308	$(1,781)	$(56,963)	$809,483	$20,150	$7,824	$837,457

See Notes to the Consolidated Financial Statements

Summit Hotel Properties, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2014	2013
	(Restated)
Operating activities:
Net income	$16,192	$7,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,919	39,240
Amortization of prepaid lease	36	36
Loss on impairment of assets	9,247	8,654
Equity-based compensation	2,843	1,616
Deferred tax asset	(70)	(964)
Gain on disposal of assets	(284)	(888)
Gain on derivative financial instruments	—	(2)
Changes in operating assets and liabilities:
Restricted cash - operating	(3,437)	(2,882)
Trade receivables	(4,646)	(4,207)
Prepaid expenses and other	3,608	(15,694)
Accounts payable and accrued expenses	6,605	13,365
Net cash provided by operating activities	79,013	46,247

Investing activities:
Acquisitions of hotel properties	(177,761)	(388,456)
Acquisition of non-controlling interest in joint venture	(8,232)	—
Investment in hotel properties under development	(186)	(10,246)
Acquisition of land held for development	—	(2,800)
Improvements and additions to hotel properties	(34,929)	(33,840)
Advances under note funding obligation	(2,221)	—
Purchases of office furniture and equipment	—	(599)
Proceeds from asset dispositions, net of closing costs	11,597	33,545
Restricted cash - FF&E reserve	18,170	(19,623)
Net cash used in investing activities	(193,562)	(422,019)

Financing activities:
Proceeds from issuance of debt	216,001	375,745
Principal payments on debt	(70,459)	(321,636)
Financing fees on debt	(734)	(2,484)
Proceeds from equity offerings, net of offering costs	—	389,389
Dividends paid and distributions to members	(42,187)	(33,748)
Net cash provided by financing activities	102,621	407,266
Net change in cash and cash equivalents	(11,928)	31,494
Cash and cash equivalents, beginning of year	46,706	13,980
Cash and cash equivalents, end of period	$34,778	$45,474

Supplemental disclosure of cash flow information:
Cash payments for interest	$19,871	$14,639
Capitalized interest	186	246
Cash payments for taxes, net of refunds	739	683
Mortgage debt from acquisitions of hotel properties	43,172	33,532
Common units issued for acquisition	3,685	—

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

Note 1A — Restatement of Previously Issued Consolidated Financial Statements

On August 1, 2014, we entered into a purchase and sale agreement for the sale of the Country Inn & Suites and three adjacent land parcels totaling 5.64 acres in San Antonio, Texas for $7.9 million.  The sale closed on October 21, 2014.  During the three months ended September 30, 2014, we recorded an estimated impairment loss of $3.6 million related to the transaction, which was intended to, but did not fully reflect the expected loss on the sale. In the fourth quarter of 2014, we determined that the loss on the sale was $8.2 million and we had underestimated the amount of the impairment loss in the third quarter of 2014 by $4.6 million.  As a result, we are restating our unaudited consolidated financial statements to reflect an increase in the Loss on Impairment of Assets from $3.6 million to $8.2 million for the three months ended September 30, 2014 and an increase in the Loss on Impairment of Assets from $4.3 million to $8.9 million for the nine months ended September 30, 2014.  Additionally, Land Held for Development reflected on the Unaudited Consolidated Balance Sheet has been reduced from $13.8 million to $9.2 million at September 30, 2014 to reflect the impairment of the assets related to the sale transaction.

In addition to the restatement of our unaudited consolidated financial statements, we have restated the following notes to the unaudited consolidated financial statements to reflect certain changes noted above:

•      Note 3 — Hotel Property Acquisitions

•      Note 5 — Assets Held for Sale

•      Note 10 — Loss on Impairment of Assets

•      Note 15 — Earnings per Share

The following tables present the effect of the adjustments to our previously reported unaudited consolidated financial statements for the three and nine months ended September 30, 2014 (in thousands, except per share amounts).

	Condensed Balance Sheets as of September 30, 2014
	(As Reported)	Adjustments	(As Restated)
Land held for development	$13,748	$(4,573)	$9,175
Total assets	1,472,626	(4,573)	1,468,053

Accumulated deficit and distributions	(93,736)	(4,517)	(98,253)
Total stockholders’ equity	791,768	(4,517)	787,251
Noncontrolling interests in operating partnership	7,595	(56)	7,539
Total equity	799,363	(4,573)	794,790
Total liabilities and equity	1,472,626	(4,573)	1,468,053

	Condensed Consolidated Statements of Operations
	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	(As Reported)	Adjustments	(As Restated)	(As Reported)	Adjustments	(As Restated)
Loss on impairment of assets	$3,614	$4,573	$8,187	$4,274	$4,573	$8,847
Net income	8,280	(4,573)	3,707	20,765	(4,573)	16,192
Income (loss) attributable to non-controlling interests:
Operating partnership	50	(56)	(6)	101	(56)	45
Net income attributable to Summit Hotel Properties, Inc.	8,230	(4,517)	3,713	20,663	(4,517)	16,146
Net income (loss) attributable to common stockholders	4,083	(4,517)	(434)	8,222	(4,517)	3,705
Basic and diluted net income (loss) per share	0.05	(0.06)	(0.01)	0.10	(0.06)	0.04

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2014
	(As Reported)	Adjustments	(As Restated)
Net income	$20,765	$(4,573)	$16,192
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on impairment of assets	4,674	4,573	9,247
Net cash provided by operating activities	79,013	—	79,013

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

The unaudited condensed pro forma financial information for the three and nine months ended September 30, 2014 and 2013 follows (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Restated)		(Restated)
Revenues	$112,191	$97,549	$320,455	$287,974

Net income	$2,914	$311	$18,442	$16,027
Net income (loss) attributable to common stockholders	$(1,245)	$(3,709)	$5,860	$5,287
Net income (loss) per share attributable to common stockholders - basic and diluted	$(0.01)	$(0.05)	$0.07	$0.08

Note 4 — Investment in Hotel Properties

Investment in hotel properties includes (in thousands):

	September 30, 2014	December 31, 2013

Land	$163,578	$154,831
Hotel buildings and improvements	1,202,645	993,372
Construction in progress	6,763	24,242
Furniture, fixtures and equipment	178,440	142,976
	1,551,426	1,315,421
Less accumulated depreciation	(208,227)	(165,454)

	$1,343,199	$1,149,967

Note 5 — Assets Held for Sale

Assets held for sale include (in thousands):

	September 30, 2014	December 31, 2013
	(Restated)
Land	$3,638	$1,183
Hotel building and improvements	3,983	10,290
Furniture, fixtures and equipment	239	751

	$7,860	$12,224

At September 30, 2014, assets held for sale include the Country Inn & Suites and three adjacent land parcels totaling 5.64 acres in San Antonio, TX which were sold on October 21, 2014, and a land parcel in Spokane, WA.

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

Note 10 — Loss on Impairment of Assets (Restated)

During the nine months ended September 30, 2014, we recognized a loss on impairment of assets of $0.4 million related to the Hampton Inn in Fort Smith, AR.  This property was classified as held for sale prior to the Company’s adoption of ASU No. 2014-08 and its operating results, including impairment charges, were included in discontinued operations.

In addition, during the three months ended September 30, 2014, we recognized a loss on impairment of assets of $8.2 million related to the Country Inn & Suites and three adjacent land parcels totaling 5.64 acres in San Antonio, Texas, which was sold in the fourth quarter of 2014. During the nine months ended September 30, 2014, we recognized a loss on impairment of $0.7 million related to a land parcel in Spokane, WA.  These losses on impairment of assets were charged to operations.

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

The adjustments described in the Explanatory Note and Note 1A to the consolidated financial statements had no effect on the income tax provision recorded for the three and nine months ended September 30, 2014.

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

A summary of the components used to calculate basic and diluted earnings per share follows (in thousands, except per share):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Restated)		(Restated)
Numerator:
Income from continuing operations	$3,766	$2,830	$15,914	$10,481
Less: Preferred dividends	4,147	4,147	12,441	10,443
Allocation to participating securities	27	21	68	52
Attributable to non-controlling interest	(5)	211	43	326
Income (loss) from continuing operations attributable to common stockholders	(403)	(1,549)	3,362	(340)
Income (loss) from discontinued operations attributable to common stockholders	(58)	(3,258)	275	(2,398)
Net income (loss) attributable to common stockholders	$(461)	$(4,807)	$3,637	$(2,738)

Denominator:
Weighted average common shares outstanding - basic	85,303	68,157	85,192	65,460
Dilutive effect of equity-based compensation awards	— (1)	457	512	394
Weighted average common shares outstanding - diluted	85,303	68,614	85,704	65,854

Earnings per common share - basic and diluted:
Net income (loss) from continuing operations	$(0.01)	$(0.02)	$0.04	$(0.01)
Net income (loss) from discontinued operations	—	(0.05)	—	(0.03)
Net income (loss)	$(0.01)	$(0.07)	$0.04	$(0.04)

(1) Equity-based compensation awards of 613 shares have been excluded from weighted average common shares outstanding as their inclusion would have been anti-dilutive.

Note 16 — Subsequent Events

On October 1, 2014, we issued 75,733 shares of common stock upon the redemption of an equivalent number of Common Units of our Operating Partnership which were tendered for redemption.

On October 21, 2014, we sold the Country Inn & Suites and three adjacent land parcels totaling 5.64 acres in San Antonio, Texas for $7.9 million.  Proceeds were used to pay down the balance of the $225 Million Revolver.

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2013 and our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

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

Restatement

As discussed in the Explanatory Note and in Note 1A to the consolidated financial statements included in this Form 10-Q/A, we are restating our unaudited consolidated financial statements and related disclosures for the three and nine months ended September 30, 2014.  The required changes relate to an impairment charge that does not affect the Company’s Cash position and result in a $4.6 million reduction in our previously reported net income for the three and nine months ended September 30, 2014 and a corresponding reduction in our net income allocable to minority interest and our net income allocable to common stockholders, but do not affect certain of our non-GAAP financial measures that exclude impairment of real estate assets previously reported in Part I — Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including Funds From Operations, or previously furnished Adjusted Funds from Operations and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization for the three and nine months ended September 30, 2014.  The transaction related to the impairment was unique in that the hotel was previously converted to a brand in a lower chain scale and was combined with additional land parcels slated for hotel and restaurant development.  The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

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

One hotel was recorded in discontinued operations during the nine months ended September 30, 2014, for which a $0.4 million impairment charge was recorded during the period. Additional impairments of approximately $8.9 million were recorded during the nine months ended September 30, 2014 for properties that were not recorded as discontinued operations as a result of the early adoption of ASU No. 2014-08.

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

Results of Operations

The comparisons that follow should be reviewed in conjunction with the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A. As noted above, in the first nine months of 2014, we sold the AmericInn Hotel & Suites, Aspen Hotel & Suites, and Hampton Inn in Fort Smith, AR.  As these properties were classified as held for sale prior to the Company’s adoption of ASU No. 2014-08, we classified these hotel properties as discontinued operations for the nine month periods ended September 30, 2014 and 2013, and their operating results are not included in the discussion below.

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

Cash Flows

As discussed in the Explanatory Note and in Note 1A to the consolidated financial statements included in this Form 10-Q/A, the restatement affects a non-cash impairment charge only that is excluded from net income in determining net cash provided by operating activities.

The increase in net cash provided by operating activities of $32.8 million for the first nine months of 2014 compared with the first nine months of 2013 primarily resulted from a $21.2 million increase in earnings, before non-cash items. Additionally, the change in prepaid expenses was lower for the first nine months of 2014 compared with the first nine months of 2013 due to lower acquisition activity during the nine months ended September 30, 2014, which resulted in lower escrow balances related to the acquisition of properties during the period.

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

Funds From Operations

As discussed in the Explanatory Note and in Note 1A to the consolidated financial statements included in this Quarterly Report on Form 10-Q/A, the restatement affects an impairment charge and does not affect our previously reported Funds from Operations.

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

The following is a reconciliation of our GAAP net income to FFO for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$3,707	$(580)	$16,192	$7,973
Preferred dividends	(4,147)	(4,147)	(12,441)	(10,443)
Depreciation and amortization	16,835	14,427	48,919	39,240
Loss on impairment of assets	8,187	7,154	9,247	8,654
(Gain) loss on disposal of assets	(256)	778	(284)	(888)
Noncontrolling interest in joint venture	—	(272)	(1)	(324)
Adjustments related to joint venture	—	(83)	(204)	(222)
Funds from operations	$24,326	$17,277	$61,428	$43,990
FFO per common unit	$0.28	$0.24	$0.71	$0.64

Weighted average diluted common units (1)	86,942	71,374	86,755	68,870

(1)         The Company includes the outstanding Common Units of the Operating Partnership held by limited partners other than the Company because these Common Units are redeemable for shares of the Company’s common stock.

Earnings Before Interest, Taxes, Depreciation and Amortization

As discussed in the Explanatory Note and in Note 1A to the consolidated financial statements included in this Form 10-Q/A, the restatement results in a $4.6 million reduction in our previously reported EBITDA for the three and nine months ended September 30, 2014.

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

The following is a reconciliation of our GAAP net income to EBITDA for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$3,707	$(580)	$16,192	$7,973
Depreciation and amortization	16,835	14,427	48,919	39,240
Interest expense	6,839	5,972	20,045	15,051
Interest income	(337)	(16)	(509)	(52)
Income tax expense (benefit)	395	(1,396)	796	(581)
Noncontrolling interest in joint venture	—	(272)	(1)	(324)
Adjustments related to joint venture	—	(152)	(204)	(397)
EBITDA	$27,439	$17,983	$85,238	$60,910

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

Recent Developments

On October 21, 2014, we sold the Country Inn & Suites and three adjacent land parcels totaling 5.64 acres in San Antonio, TX for $7.9 million.  Proceeds were used to pay down the balance of the $225 Million Revolver.

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

Item 4.           Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of September 30, 2014, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In connection with the restatement of our consolidated financial statements as of September 30, 2014 and for the three- and nine-month periods ended September 30, 2014 described in Note 1A thereto, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014.  As a result of the re-evaluation, our Chief Executive Officer and Chief Financial have concluded that our disclosure controls and procedures were not effective as of such date.  As discussed below under “Changes in Internal Control Over Financial Reporting,” in the fourth quarter of 2014, we implemented additional internal controls and procedures over financial reporting that we believe strengthen our disclosure controls and procedures, particularly controls and procedures related to transactions involving the sale of our hotel properties and land held for development.

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

Notwithstanding the previously identified material weakness that we are remediating, our management has concluded that the consolidated financial statements included in our 2013 Annual Report and in the Quarterly Reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014 present fairly in all material respects the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries.

Our management continues to work diligently to further identify and implement procedures and controls to remediate the material weakness and strengthen our overall internal controls.  We are continuing to retain and develop resources to improve our processes, procedures and internal control environment.

                We are committed to maintaining a strong internal control environment.  During the fourth quarter of 2014, in connection with an assessment of our internal controls and procedures, we implemented additional procedures for review of our consolidated financial statements and the accounting for acquisitions and dispositions of hotel properties and land held for development including, among others, a monthly review of undeveloped land inventory, and a more extensive, formalized review of acquisition and disposition transactions.  As a result of these additional internal controls and procedures, we identified the error described in the Explanatory Note and Note 1A to our consolidated financial statements.  Based on the implementation and operation of the additional internal controls and procedures in the fourth quarter of 2014, our Chief Executive Officer and Chief Financial Officer have concluded that the additional internal controls and procedures which identified the error related to the estimated impairment loss recorded in the third quarter of 2014 are effective and operating and provide us with a reasonable level of assurance that the consolidated financial statements in this Form 10-Q/A present fairly, in all material respects, the consolidated financial position and results of operations and cash flows of the Company and its subsidiaries.

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: December 15, 2014	By:	/s/ Greg A. Dowell
Greg A. Dowell
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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