Form 10-K
period 2014-12-31
Summit Hotel Properties, Inc.
filed 2015-03-02
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant’s as of June 30, 2014 was $886,350,906 based on the closing sale price of the registrant’s common stock on the New York Stock Exchange as of June 30, 2014.

As of February 20, 2015 the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 86,088,265.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A for its 2015 annual meeting of stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, are incorporated herein by reference into Part III, Items 10, 11, 12, 13 and 14.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2014

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

•                  our failure to maintain our qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”);

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

PART I

Item 1.                          Business.

Unless the context otherwise requires, all references to “we”, “us,” “our,” or the “Company” refer to Summit Hotel Properties, Inc. and its consolidated subsidiaries.

Overview

We focus primarily on acquiring and owning premium-branded, select-service hotels in the Upscale and Upper-midscale segments of the U.S. lodging industry, as these segments are currently defined by Smith Travel Research (“STR”).  At December 31, 2014, we owned 90 hotels with a total of 11,463 guestrooms located in 21 states.  Since the completion of our initial public offering (“IPO”) in February 2011 and through December 31, 2014, we have acquired 49 hotels with a total of 6,938 guestrooms for purchase prices aggregating approximately $1.0 billion, and we have sold 24 hotels containing 2,014 guestrooms, for sales prices aggregating approximately $96.2 million.  As of December 31, 2014, 77.7% of our guestrooms were located in the top 50 metropolitan statistical areas, (“MSAs”), and 91.2% were located within the top 100 MSAs.  Over 97.4% of our hotel guestrooms operate under premium franchise brands owned by Marriott International, Inc. (“Marriott”) (Courtyard by Marriott®, Residence Inn by Marriott®, SpringHill Suites by Marriott®, Fairfield Inn and Suites by Marriott®, and TownePlace Suites by Marriott®), Hilton Worldwide (“Hilton”) (DoubleTree by Hilton®, Hampton Inn®, Hampton Inn & Suites®, Homewood Suites® and Hilton Garden Inn®), Intercontinental Hotel Group (“IHG”) (Holiday Inn®, Holiday Inn Express®, Holiday Inn Express and Suites® and Staybridge Suites®) and an affiliate of Hyatt Hotels Corporation (“Hyatt”) (Hyatt House® and Hyatt Place®).  Except for six hotels, five of which are subject to ground leases and one of which is subject to a PILOT (payment in lieu of taxes) lease, we own our hotels in fee simple.  Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

Since December 31, 2014, we have not acquired or disposed of any hotels.  As of February 20, 2015, we owned 90 hotels with a total of 11,463 guestrooms located in 21 states.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011.  To qualify as a REIT, we cannot operate or manage our hotels.  Accordingly, we lease substantially all of our hotels to wholly-owned subsidiaries of our taxable REIT subsidiary (our “TRS lessees”).  All of our hotels are operated pursuant to hotel management agreements with professional third party hotel management companies.  We have one reportable segment as defined by generally accepted accounting principles (see Item 8. “Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies”).

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

Focus on Premium-Branded, Select-Service Hotels. We focus on hotels in the Upscale and Upper-midscale segments of the lodging industry. We believe that our focus on these segments provides us the opportunity to achieve strong risk-adjusted returns across multiple lodging cycles for several reasons, including:

•                  RevPAR Growth.  We believe our hotels will continue to experience meaningful revenue growth to the extent lodging industry fundamentals continue their positive cyclical trend.  According to STR, industry conditions continued to improve during 2014. In “PwC Hospitality Directions,” PricewaterhouseCoopers, LLP projects U.S. revenue per available room (“RevPAR”) growth increases in 2015 for Upscale hotels and Upper-midscale hotels of 6.6% and 8.2%, respectively.

•                  Stable Cash Flow Potential.  Our hotels can be operated with fewer employees than full-service hotels that offer more amenities including more expansive food and beverage options, which we believe enables us to generate consistent cash flows with less volatility.

•                  Broad Customer Base.  Our target brands deliver consistently high-quality hotel accommodations with value-oriented pricing that we believe appeals to a wide range of customers, including both business and leisure travelers. We believe that our hotels are particularly popular with frequent business travelers who seek to stay in hotels operating under Marriott, Hilton, Hyatt, Starwood or IHG brands, which offer strong loyalty rewards program points that can be redeemed for travel.

•                  Enhanced Diversification.  Premium-branded Upscale and Upper-midscale hotels generally cost significantly less to acquire or build, on a per-key basis, than hotels in the Upper-upscale and luxury segments of the industry. As a result, we can diversify our investment capital into ownership of a larger number of hotels than we could in more expensive segments.

Capitalize on Investments in Our Hotels.  We strongly believe in investing in our properties to enable them to be performance leaders in their respective markets.  Since our IPO and through December 31, 2014, we have invested $152.5 million in capital improvements to the hotels in our portfolio, including the 65 hotels in our portfolio at the time of our IPO and the 49 hotels acquired from February 11, 2011 through December 31, 2014.  We believe these investments produce attractive returns, and we intend to continue to use available capital to upgrade our hotels through renovation.

External Growth Through Acquisitions.  We intend to continue to grow through acquisitions of existing hotels using a disciplined approach, while maintaining a prudent capital structure. We target Upscale and Upper-midscale hotels that meet one or more of the following acquisition criteria:

•                  potential for strong risk-adjusted returns and are located in the top 50 MSAs and other select markets;

•                  operate under leading franchise brands, which may include but are not limited to brands owned by Marriott, Hilton, IHG and Hyatt;

•                  located in close proximity to multiple demand generators, such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions, with a diverse source of potential guests, including corporate, government and leisure travelers;

•                  located in markets with barriers to entry due to strong franchise areas of protection or other factors;

•                  can be acquired at a discount to replacement cost; and

•                  provide an opportunity to add value through operating efficiencies, repositioning, renovating or rebranding.

Strategic Hotel Sales.  We seek to maximize the cash flow of our portfolio and our return on invested capital.  We periodically review our hotels to determine if any significant changes to area markets or our hotels have occurred or are anticipated to occur that would warrant the sale of a hotel, particularly when we believe the proceeds from the sale can be invested in hotels that will produce more attractive returns.

Selectively Develop Hotels.  We believe there will be attractive opportunities to partner on a selective basis with experienced hotel developers to acquire, upon completion, newly constructed hotels that meet our investment criteria.  We will consider unique opportunities to develop hotels utilizing our own resources if circumstances warrant.

Our Financing Strategy

We rely on cash flows from operations, issuance of debt and equity to finance our business.  While the ratio will vary from time to time, we generally intend to limit our ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) to no more than six to one.  For purposes of calculating this ratio, we exclude preferred stock from indebtedness.  During 2014, we financed our long-term growth with borrowings under our $300.0 million unsecured credit facility and secured mortgage debt having staggered maturities, and intend to continue to do so in the future. Our debt includes, and may include in the future, mortgage debt secured by hotels and unsecured debt.  As of December 31, 2014, we had $626.5 million in outstanding indebtedness.

When purchasing hotel properties, our operating partnership, Summit Hotel OP, LP (“Summit OP”), may issue common units of limited partnership interest (“Common Units”) or preferred units of limited partnership interest (“Preferred Units”) as full or partial consideration to sellers who may desire to take advantage of tax deferral on the sale of a property or participate in the potential appreciation in the value of our common stock.

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

The lodging industry is highly competitive. Our hotels compete with other hotels for guests in their respective markets based on a number of factors, including location, convenience, brand affiliation, quality of the physical condition of the hotel, room rates, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels. Competition could adversely affect our occupancy rates, our average daily rates (“ADR”) and our RevPAR, and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may reduce our profitability.

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

Americans with Disabilities Act of 1990 (“ADA”)

Our properties must comply with Title III of the ADA to the extent that they are “public accommodations” as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where removal is readily achievable. Although we believe the properties in our portfolio substantially comply with present requirements of the ADA, a determination to the contrary could require removal of access barriers and non-compliance could result in litigation costs, costs to remediate deficiencies, U.S. government fines or in damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Environmental, Health and Safety Matters

Our hotels and development land parcels are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of property, to perform or pay for the cleanup of contamination (including hazardous substances, waste, or petroleum products) at, on, under or emanating from the property and to pay for natural resource damages arising from contamination.  These laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused the contamination, and the liability may be joint and several.  Because these laws also impose liability on persons who owned a property at the time it became contaminated, we could incur cleanup costs or other environmental liabilities even after we sell properties. Contamination at, on, under or emanating from our properties also may expose us to liability to private parties for costs of remediation, personal injury and death or property damage.  In addition, environmental liens may be created on contaminated sites in favor of the government for damages and costs it incurs to address contamination.  If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

Some of our properties may have contained historic uses which involved the use or storage of hazardous chemicals and petroleum products (for example, storage tanks, gas stations, dry cleaning operations) which if released, could have affected our properties. In addition, some of our properties may be near or adjacent to other properties that have contained or currently contain storage tanks containing petroleum products or conducted or currently conduct operations which use other hazardous or toxic substances. Releases from these adjacent or surrounding properties could affect our properties and we may be liable for any associated cleanup.

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

In addition, our hotels (including our real property, operations and equipment) are subject to various federal, state and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to the existence of mold and other airborne contaminants above regulatory thresholds, the registration, maintenance and operation of our boilers and storage tanks, the supply of potable water to our guests, air emissions from emergency generators, storm water and wastewater discharges, protection of natural resources, asbestos, lead-based paint, and waste management. Some of our hotels also routinely handle and use hazardous or regulated substances and wastes as part of their operations, which are subject to regulation (for example, swimming pool chemicals or biological waste). Our hotels incur costs to comply with these environmental, health and safety laws and regulations and if these regulatory requirements are not met or unforeseen events result in the discharge of dangerous or toxic substances at our hotels, we could be subject to fines and penalties for non-compliance with applicable laws and material liability from third parties for harm to the environment, damage to real property or personal injury or death. We are aware of no past or present environmental liability for non-compliance with environmental, health and safety laws and regulations that we believe would have a material adverse effect on our business, assets or results of operations.

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

In order for the income from our hotel operations to constitute “rents from real property” for purposes of the gross income tests required for REIT qualification, we cannot directly operate any of our hotel properties.  Accordingly, we lease substantially all of our hotels to our current TRS lessees, which are wholly-owned subsidiaries of Summit Hotel TRS, Inc. (our “TRS”).  We will lease newly acquired hotels to additional TRS’s that we may form in the future.  All of our hotels are operated pursuant to hotel management agreements with third party professional hotel management companies.  We believe each of the third party managers qualifies as an eligible independent contractor.

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

As a REIT, we generally will not be subject to federal income tax on our REIT taxable income that we distribute to our stockholders.  Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, which does not necessarily equal net income as calculated in accordance with Generally Accepted Accounting Principles (“GAAP”).  If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we will be unable to re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT, unless we satisfy certain relief provisions.  Even if we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income.  We may also be subject to prohibited transaction tax on any dealer sales of property and excise taxes on predetermined rents.  Additionally, any income earned by our TRS will be fully subject to federal, state and local corporate income tax.

Employees

As of February 20, 2015, we employ 39 full-time employees. The staff at our hotels are employed by our third-party hotel managers.

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

Risks Related to Our Business

Our business strategy includes achieving revenue and net income growth from anticipated increases in demand for hotel rooms —general economic setbacks could adversely affect our future results of operations and our growth prospects.

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

Our ability to successfully integrate and operate newly acquired hotels is subject to the following risks:

•                  we may not possess the same level of familiarity with the dynamics and market conditions of any new markets that we may enter, which could result in us paying too much for hotels in new markets or not operating the hotels at their maximum potential;

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

We may assume existing liabilities in connection with the acquisition of hotel properties, some of which may be unknown or unquantifiable.  Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of hotel guests, vendors or other persons dealing with the seller of a particular hotel property, tax liabilities, employment-related issues and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise.  If the magnitude of such unknown liabilities is high, they could adversely affect our business, financial condition, results of operations and cash flow, the market price of our stock and our ability to satisfy our debt service obligations and to make distributions to our stockholders.

We may not be able to cause our hotel management companies to operate any of our hotels in a manner satisfactory to us, and termination of our hotel management agreements may be costly and disruptive, all of which could adversely affect our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

To qualify as a REIT, we cannot operate or manage our hotels.  Accordingly, substantially all of our hotels are leased to TRS lessees of our TRS.  All of our hotels are operated pursuant to hotel management agreements with independent hotel management companies, each of which must qualify as an “eligible independent contractor” to operate our hotels. As a result, our financial condition, results of operations and our ability to service debt and make distributions to stockholders are dependent on the ability of our hotel management companies to operate our hotels successfully. Any failure of our hotel management companies to provide quality services and amenities or maintain a quality brand name and reputation could have a negative effect on their ability to operate our hotels and could have a material and adverse effect on our financial condition, results of operations and our ability to service debt and make distributions to our stockholders.

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

As of December 31, 2014, Interstate Management Company, LLC (“Interstate”) or its affiliate managed 49 of our 90 hotels.  Thus, a substantial portion of our revenues is generated by hotels managed by Interstate.  This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more diversified among several hotel management companies. Any adverse developments in Interstate’s business and affairs, financial strength or ability to operate our hotels efficiently and effectively could have a material adverse effect on our results of operations. We cannot provide assurance that Interstate will satisfy its obligations to us or effectively and efficiently operate our hotel properties. The failure or inability of Interstate to satisfy its obligations to us or effectively and efficiently operate our hotel properties would materially reduce our revenue and net income, which could in turn reduce the amount of our distributable cash and cause the market price per share of our stock to decline.

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

Our hotels operate under franchise agreements, and the maintenance of franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. We expect that franchisors will periodically inspect our hotels to ensure that we, our TRS and our hotel management companies maintain our franchisors’ standards. Failure by us, our TRS or our hotel management companies to maintain these standards or other terms and conditions could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we could also be liable to the franchisor for a termination payment, which varies by franchisor and by hotel. As a condition of our continued holding of a franchise license, a franchisor could also require us to make capital improvements to our hotels, even if we do not believe the improvements are necessary or desirable or would result in an acceptable return on our investment.

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

We expect to continue to rely on external sources of capital, including debt and equity financing, to fund future capital needs. Part of our strategy involves the use of additional debt financing to supplement our equity capital which may include our unsecured credit facility, mortgage financing and other unsecured financing. Our ability to effectively implement and accomplish our business strategy will be affected by our ability to obtain and use additional leverage in sufficient amounts and on favorable terms. However, the capital environment is often characterized by extended periods of limited availability of both debt and equity financing, increasing financing costs, stringent credit terms and significant volatility. We may not be able to secure first mortgage financing or increase the availability under, extend the maturity or refinance our unsecured credit facility.  If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business, or to meet our obligations and commitments as they mature. Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions and the market price of the shares of our common stock. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable to access the capital markets on a timely basis or on favorable terms.

We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future. As a result, we may become highly leveraged in the future, which could adversely affect our financial condition.

We have a significant amount of debt.  In the future, we may incur additional indebtedness to finance future hotel acquisitions, capital improvements and development activities and other corporate purposes. In addition, there are no restrictions in our charter or bylaws that limit the amount or percentage of indebtedness that we may incur or restrict the form in which our indebtedness will be incurred (including recourse or non-recourse debt or cross-collateralized debt).

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

Except for the borrowings under our $300.0 million unsecured credit facility, all of our other long-term debt existing as of December 31, 2014 is secured by mortgages on our hotel properties and related assets. In addition, the borrowings under our $300.0 million unsecured credit facility are subject to our maintaining a borrowing base of unencumbered hotel assets. Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the hotels securing such loans. If we are in default under a cross-defaulted mortgage loan, we could lose multiple hotels to foreclosure. For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. We may assume or incur new mortgage indebtedness on the hotels in our portfolio or hotels that we acquire in the future. Any default under any one of our mortgage debt obligations may increase the risk of our default on our other indebtedness.

An increase in interest rates would increase our interest costs on our variable rate debt and could adversely affect our ability to refinance existing debt or sell assets.

With respect to our existing and future variable-rate debt, an increase in interest rates would increase our interest payments and reduce our cash flow available for other corporate purposes, including capital improvements to our hotels or acquisitions of additional hotels. In addition, rising interest rates could limit our ability to refinance existing debt when it matures and increase interest costs on any debt that is refinanced. Further, an increase in interest rates could increase the cost of financing, thereby decreasing the amount third parties are willing to pay for our hotels, which would limit our ability to dispose of hotels when necessary or desired.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Qualitative and Quantitative Effects of Market Risk.”

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts and expertise of our management team to manage our day-to-day operations and strategic business direction.  The loss of services from any of the members of our management team, and our inability to find suitable replacements on a timely basis could have an adverse effect on our operations.

Hedging against interest rate exposure may adversely affect our financial position and results of operations.

We have entered into interest rate swaps having an aggregate notional amount of $103.0 million at December 31, 2014 to hedge against interest rate increases on certain of our outstanding variable-rate indebtedness. In the future, we intend to continue to manage our exposure to interest rate volatility by using hedging arrangements, such as interest rate swaps and interest rate caps.

These agreements involve the risks that these arrangements may fail to protect or adversely affect us because, among other things:

•                  interest rate hedging can be expensive, particularly during periods of volatile interest rates;

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

As a result of any of the foregoing, our hedging transactions, which are intended to limit losses and exposure to interest rate volatility, could have a negative effect on our operating results.

We and our hotel managers rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

Our hotel managers and we rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Joint venture investments could be adversely affected by a lack of sole decision-making authority with respect to such investments, disputes with joint venture partners and the financial condition of joint venture partners.

In the future we may enter into strategic joint ventures with unaffiliated investors to acquire, develop, improve or dispose of hotels, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. We may not have sole decision-making authority with respect to these investments, and as a result we may not be able to take actions which are in the best interest of our stockholders.  Further, disputes between us and our joint venture partners may result in litigation or arbitration which could increase our expenses and prevent our officers and directors from focusing their time and effort on our business and could result in subjecting the hotels owned by the applicable joint venture to additional risks.

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

Competition from other Upscale and Upper-midscale hotels in the markets in which we operate could have a material adverse effect on our results of operations.

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

•                  changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances; and

•                  events beyond our control, such as instability in the national, European or global economy, terrorist attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu, Ebola and SARS, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities and travel-related accidents and unusual weather patterns, including natural disasters such as hurricanes.

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

To the extent we develop hotels or acquire hotels under development, we cannot provide assurance that any development project will be completed on time or within budget. Our inability to complete a project on time or within budget may adversely affect our projected operating results and our liquidity position.

The increasing use of Internet travel intermediaries by consumers may adversely affect our profitability.

Our hotel rooms are likely to be booked through Internet travel intermediaries, including, but not limited to Travelocity.com, Expedia.com and Priceline.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our hotels are franchised. If the amount of sales made through Internet intermediaries increases significantly, room revenue may flatten or decrease and our profitability may be adversely affected.

Uninsured and underinsured losses could adversely affect our operating results.

We intend to maintain comprehensive insurance on our hotels, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by owners of hotels similar to our hotels. Various types of catastrophic losses, like earthquakes and floods, acts of terrorism or losses related to business disruption from disputes with franchisors, may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the asset. Loan covenants, inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate an asset after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotels.

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

In addition, our hotels (including our real property, operations and equipment) are subject to various federal, state and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to the registration, maintenance and operation of our boilers and storage tanks, air emissions from emergency generators, storm water and wastewater discharges, asbestos, lead-based paint, mold and mildew, and waste management. Some of our hotels also routinely handle and use hazardous or regulated substances and wastes as part of their operations, which are subject to regulation (for example, swimming pool chemicals or biological waste). Our hotels incur costs to comply with these environmental, health and safety laws and regulations and if these regulatory requirements are not met or unforeseen events result in the discharge of dangerous or toxic substances at our hotels, we could be subject to fines and penalties for non-compliance with applicable laws and material liability from third parties for harm to the environment, damage to real property or personal injury and death. We are aware of no past or present environmental liability for non-compliance with environmental, health and safety laws and regulations that we believe would have a material adverse effect on our business, assets or results of operations.

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

Our hotels are subject to various covenants and local laws and regulatory requirements, including permitting and licensing requirements which can restrict the use of our properties and increase the cost of acquisition, development and operation of our hotels.  In addition, federal and state laws and regulations, including laws such as the ADA, impose further restrictions on our operations. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance. As such, some of our hotels currently may be in noncompliance with the ADA. If one or more of the hotels in our portfolio is not in compliance with the ADA or any other regulatory requirements, we may be required to incur additional costs to bring the hotel into compliance and we might incur damages or governmental fines. In addition, existing requirements may change and future requirements may require us to make significant unanticipated expenditures that would adversely affect our business, financial condition, results of operations and cash flow, the market price of our stock and our ability to satisfy our debt service obligations and to make distributions to our stockholders.

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

If states and localities in which we own material amounts of property or conduct material amounts of business raise their income and property tax rates or amend their tax regimes in a manner that increases our state and local tax liabilities, we would have less cash available for distribution to our stockholders and the market price of our shares could be adversely affected.

We and our subsidiaries are subject to income tax and other taxes by states and localities in which we conduct business. Additionally, we are and will continue to be subject to property taxes in states and localities in which we own property, and our TRS lessees are and will continue to be subject to state and local corporate income tax.  As these states and localities seek additional sources of revenue, they may, among other steps, raise income and property tax rates and/or amend their tax regimes to eliminate for state income tax purposes the favorable tax treatment REITs enjoy for federal income tax purposes. We cannot predict when or if any states or localities would make any such changes, or what form those changes would take. If states and localities in which we own material amounts of property or conduct material amounts of business make changes to their tax rates or tax regimes that increase our state and local tax liabilities, such increases would reduce the amount of cash available for distribution to our stockholders and could adversely affect the market price of our shares.

Risks Related to Conflicts of Interest

Our fiduciary duties as the general partner of our operating partnership could create conflicts of interest.

We, through our wholly-owned subsidiary that serves as the sole general partner of our operating partnership, have fiduciary duties to our operating partnership’s limited partners, the discharge of which may conflict with the interests of our stockholders. The limited partners of our operating partnership have agreed for so long as we own a controlling interest in our operating partnership that, in the event of a conflict between the duties owed by our directors to our company and the duties that we owe, in our capacity as the sole general partner of our operating partnership, to the limited partners, our directors must give priority to the interests of our stockholders. In addition, those persons holding Common Units have the right to vote on certain amendments to the limited partnership agreement (which require approval by a majority interest of the limited partners, including us) and individually to approve certain amendments that would adversely affect their rights, as well as the right to vote on mergers and consolidations of the general partner or us in certain limited circumstances. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we cannot adversely affect the limited partners’ rights to receive distributions, as set forth in the limited partnership agreement, without their consent, even though modifying such rights might be in the best interest of our stockholders generally.

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

Our stockholders have limited voting rights and our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

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

We are a holding company and conduct all of our operations through our operating partnership. We do not have, apart from our ownership of our operating partnership, any independent operations. As a result, we rely on distributions from our operating partnership to pay any dividends we might declare on shares of our common or preferred stock. We also rely on distributions from our operating partnership to meet any of our obligations, including tax liability on taxable income allocated to us from our operating partnership (which might make distributions to us that do not equal the tax on such allocated taxable income).

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

If we are unable to maintain an effective system of internal controls, we may not be able to produce and report accurate financial information on a timely basis or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the value of our common shares.

A system of internal controls that is well designed and properly functioning is critical for us to produce and report accurate and reliable financial information and effectively prevent fraud. At times, we may identify areas of our internal controls that are not properly functioning as designed, that need improvement or that must be developed to ensure that we have an adequate system of internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually issue their own opinion on our internal controls over financial reporting. We cannot be certain that we will be successful in maintaining adequate internal controls over our financial reporting and processes. Additionally, as we grow our business, our internal controls will become more complex and we will require significantly more resources to ensure that our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if promptly remedied, could reduce the market value of our common shares. Additionally, the existence of any material weakness or significant deficiency would require management to devote substantial time and incur significant expense to remediate any such conditions.  There can be no assurance that management will be able to remediate any such material weaknesses or significant deficiencies in a timely manner.

Risks Related to Ownership of Our Securities

The New York Stock Exchange (“NYSE”) or another nationally-recognized exchange may not continue to list our securities, which could limit stockholders’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock trades on the NYSE under the symbol “INN,” our 9.25% Series A Cumulative Redeemable Preferred Stock trades on the NYSE under the symbol “INNPrA,” our 7.875% Series B Cumulative Redeemable Preferred Stock trades on the NYSE under the symbol “INNPrB,” and our 7.125% Series C Cumulative Redeemable Preferred Stock trades on the NYSE under the symbol “INNPrC.”  In order for our securities to remain listed, we are required to meet the continued listing requirements of the NYSE or, in the alternative, any other nationally-recognized exchange to which we apply. We may be unable to satisfy those listing requirements, and there is no guarantee our securities will remain listed on a nationally-recognized exchange. If our securities are delisted from the NYSE or another nationally-recognized exchange, we could face significant material adverse consequences, including:

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

The cash available for distribution may not be sufficient to make distributions at expected levels, and we cannot provide assurance of our ability to make distributions in the future. We may use borrowed funds or funds from other sources to make distributions, which may adversely affect our operations.

Subject to the preferential rights of the holders of our Series A, Series B and Series C preferred stock and any other class or series of our stock that are senior to our common stock with respect to distribution rights, we intend to make quarterly distributions to holders of our common stock. Distributions declared by us will be authorized by our board of directors in its sole discretion out of funds legally available for distribution and will depend upon a number of factors, including restrictions under applicable law and the capital requirements of our company. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, the requirements for qualification as a REIT, restrictions under applicable law and other factors as our board of directors may deem relevant from time to time. We may be required to fund distributions from working capital, borrowings under our unsecured credit facility, proceeds of future stock offerings or a sale of assets to the extent distributions exceed earnings or cash flows from operations. Funding distributions from working capital would restrict our operations. If we borrow from the unsecured credit facility to pay distributions, we would be more limited in our ability to execute our strategy of using that unsecured credit facility to fund acquisitions. Finally, selling assets may require us to dispose of assets at a time or in a manner that is not consistent with our disposition strategy. If we borrow to fund distributions, our leverage ratios and future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. We may not be able to make distributions in the future. In addition, some of our distributions may be considered a return of capital for income tax purposes. If we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.

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

•                  announcements by us or our competitors of acquisitions, investments or strategic alliances; and

•                  unforeseen events beyond our control, such as instability in the national, European or global economy, terrorist attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu, Ebola and SARS, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities and travel-related accidents and unusual weather patterns, including natural disasters such as hurricanes.

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

Sales of substantial amounts of shares of our common stock or preferred stock in the public market, or upon exchange of Common Units or exercise of any equity awards, or the perception that such sales might occur, could adversely affect the market price of our common stock and preferred stock. As of February 20, 2015, a total of 764,277 Common Units are redeemable and could be converted into shares of our common stock and sold into the public market. The exchange of Common Units for common stock, the vesting of any equity-based awards granted to certain directors, executive officers and other employees under the 2011 Equity Incentive Plan, the issuance of our common stock or Common Units in connection with hotel, portfolio or business acquisitions and other issuances of our common stock or Common Units could have an adverse effect on the market price of the shares of our common stock.

Future offerings of debt securities, which would be senior to our common and preferred stock upon liquidation, and issuances of equity securities (including Common Units), which may be dilutive to our existing stockholders and be senior to our common stock for purposes of dividend distributions or upon liquidation, may materially and adversely affect the market price of our common stock.

In the future we may offer debt securities and issue equity securities, including Common Units, preferred stock or other preferred shares that may be senior to our common stock for purposes of dividend distributions or upon liquidation. Upon liquidation, holders of our debt securities and our preferred shares will receive distributions of our available assets prior to the holders of our common stock. Holders of our common stock are not entitled to pre-emptive rights or other protections against us offering senior debt or equity securities. Therefore, additional common share issuances, directly or through convertible or exchangeable securities (including Common Units), warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of our common stock. In addition, new issues of preferred stock could have a preference on liquidating distributions and a preference on dividend payments that could limit our ability to pay a dividend or make another distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of future issuances. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interest in us.

Risks Related to Our Status as a REIT

Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

The REIT rules and regulations are highly technical and complex.  We believe that our organization and method of operation has enabled us to meet the requirements for qualification and taxation as a REIT commencing with our short taxable year ended December 31, 2011. However, we cannot provide assurance that we will remain qualified as a REIT.

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

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it could adversely affect the value of our stock.

Even if we continue to qualify as a REIT, we may face other tax liabilities that reduce our cash flows.

Even if we continue to qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets including, but not limited to taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, our TRS is subject to regular corporate federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.

Failure to make required distributions would subject us to federal corporate income tax.

We intend to operate in a manner so as to qualify as a REIT for federal income tax purposes. Toqualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% non-deductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code.

REIT distribution requirements could adversely affect our liquidity and may force us to borrow funds or sell assets during unfavorable market conditions or pay taxable stock dividends.

To satisfy the requirements for qualification as a REIT and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. The insufficiency of our cash flows to cover our distribution requirements could have an adverse effect on our ability to raise short- and long-term debt or sell equity securities to fund distributions required to maintain our qualification as a REIT. Also, although the Internal Revenue Service (“IRS”) has issued private letter rulings to other REITs, which may be relied upon only by the taxpayers to whom they were issued, and a revenue procedure applicable to our 2007 through 2011 taxable years sanctioning certain issuances of taxable stock dividends by REITs under certain circumstances, no assurance can be given that we will be able to pay taxable stock dividends to meet our REIT distribution requirements.

The formation of our TRS increases our overall tax liability.

Our TRS is subject to federal, state and local income tax on its taxable income, which typically consists of the revenue from the hotels leased by our TRS lessees, net of the operating expenses for such hotels and rent payments to us and, in the case of any hotel that is owned by a wholly-owned subsidiary of our TRS, the revenue from that hotel, net of the operating expenses.  Accordingly, although our ownership of our TRS allows us to participate in the operating income from our hotels in addition to receiving rent, that operating income will be fully subject to income tax. The after-tax net income of our TRS is available for distribution to us.

Our TRS lessee structure subjects us to the risk of increased hotel operating expenses that could adversely affect our operating results and our ability to make distributions to stockholders.

Our leases with our TRS lessees require our TRS lessees to pay us rent based in part on revenue from our hotels. Our operating risks include decreases in hotel revenue and increases in hotel operating expenses, including but not limited to the increases in wage and benefit costs, repair and maintenance expenses, energy costs and other operating expenses, which would adversely affect our TRS’ ability to pay us rent due under the leases. Increases in these operating expenses can have a significant adverse effect on our financial condition, results of operations, the market price of our common and preferred shares and our ability to make distributions to our stockholders.

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

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. We lease substantially all of our hotels to our TRS lessees. All of our hotels are operated pursuant to hotel management agreements with Interstate and other hotel management companies, each of which we believe qualifies as an “eligible independent contractor.”  Among other requirements, to qualify as an eligible independent contractor, the hotel manager must not own, directly or through its stockholders, more than 35% of our outstanding shares, and no person or group of persons can own more than 35% of our outstanding shares and the shares (or ownership interest) of the hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our shares by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.

In addition, for a hotel management company to qualify as an eligible independent contractor, such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined below) for one or more persons not related to the REIT or its TRS at each time that such company enters into a hotel management contract with a TRS or its TRS lessee. As of the date hereof, we believe each of our hotel management companies operates qualified lodging facilities for certain persons who are not related to us or our TRS. However, no assurances can be provided that our hotel management companies or any other hotel managers that we may engage in the future will in fact comply with this requirement. Failure to comply with this requirement would require us to find other managers for future contracts, and, if we hired a management company without knowledge of the failure, it could jeopardize our status as a REIT.

Finally, each property with respect to which our TRS lessees pay rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. As of the date hereof, we believe that the properties that are leased to our TRS lessees and the property that is owned by a wholly-owned subsidiary of our TRS are qualified lodging facilities. Although we intend to monitor future acquisitions and improvements of properties, REIT provisions of the Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied.

Our ownership of our TRS is subject to limitations and our transactions with our TRS could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to provide assurance that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. The 100% tax would apply, for example, to the extent that we were found to have charged our TRS lessees rent in excess of an arm’s-length rent.  We monitor the value of our investment in our TRS for the purpose of ensuring compliance with TRS ownership limitations and structure our transactions with our TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% TRS limitation or to avoid application of the 100% excise tax.

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

We may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder.  If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we made a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. We do not currently intend to pay a taxable dividend of our common stock and cash.

The 100% prohibited transactions tax may limit our ability to dispose of our properties, and we could incur a material tax liability if the IRS successfully asserts that the 100% prohibited transaction tax applies to some or all of our past or future dispositions.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We have selectively disposed of certain of our properties in the past and intend to make additional dispositions in the future.  Although a safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction is available, some of our past dispositions may not have qualified for that safe harbor and some or all of our future dispositions may not qualify for that safe harbor. We believe that our past dispositions will not be treated as prohibited transactions, and we may avoid disposing of property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through our TRS, which would be subject to federal and state income taxation as a corporation.  Moreover, no assurance can be provided that the IRS will not assert that some or all of our past or future dispositions are subject to the 100% prohibited transactions tax.  If the IRS successfully imposes the 100% prohibited transactions tax on some or all of our dispositions, the resulting tax liability could be material.

Item 1B.                        Unresolved Staff Comments.

None.

Item 2.                                 Properties.

Our Portfolio

A list of our hotel properties owned as of December 31, 2014 is included in the table below.  We own our hotels in fee simple, except for six hotels that are held under ground lease or other leasehold interest, as described in “Our Hotel Operating Agreements — Ground Leases” below.  According to STR’s current chain scales, 61 of our hotel properties with 8,169 guestrooms are categorized as Upscale hotels and 29 of our hotel properties with 3,294 guestrooms are categorized as Upper-midscale hotels.  All financial and room information is for the year ended December 31, 2014.

Franchise/Brand	Location	Number of Guestrooms	STR Segment

Marriott
Courtyard by Marriott (1)	Flagstaff, AZ	164	Upscale
Courtyard by Marriott (1)	Phoenix (Scottsdale), AZ	153	Upscale
Courtyard by Marriott (2)	Atlanta, GA	150	Upscale
Courtyard by Marriott (3)	Indianapolis, IN	297	Upscale
Courtyard by Marriott (1)	New Orleans (Metairie), LA	153	Upscale
Courtyard by Marriott (3)	New Orleans (Convention), LA	202	Upscale
Courtyard by Marriott (3)	New Orleans (French Quarter), LA	140	Upscale
Courtyard by Marriott (1)	Jackson, MS	117	Upscale
Courtyard by Marriott (3)	Memphis (Germantown), TN	93	Upscale
Courtyard by Marriott (3)	Dallas (Arlington), TX	103	Upscale
Courtyard by Marriott (3)	El Paso, TX	90	Upscale
Fairfield Inn & Suites by Marriott (3)	Denver, CO	160	Upper-midscale
Fairfield Inn & Suites by Marriott (1)	Louisville, KY	135	Upper-midscale
Fairfield Inn & Suites by Marriott (3)	Baton Rouge, LA	78	Upper-midscale
Fairfield Inn & Suites by Marriott (3)	Memphis (Germantown), TN	80	Upper-midscale
Fairfield Inn & Suites by Marriott (3)	Dallas (Fort Worth), TX	70	Upper-midscale
Fairfield Inn & Suites by Marriott (3)	Seattle (Bellevue), WA	144	Upper-midscale
Fairfield Inn & Suites by Marriott (3)	Spokane, WA	84	Upper-midscale
Residence Inn by Marriott (3)	Fort Wayne, IN	109	Upscale
Residence Inn by Marriott (1)	New Orleans (Metairie), LA	120	Upscale
Residence Inn by Marriott (1)	Jackson (Ridgeland), MS	100	Upscale
Residence Inn by Marriott (1) (4)	Portland, OR	124	Upscale
Residence Inn by Marriott (3)	Memphis (Germantown), TN	78	Upscale
Residence Inn by Marriott (3)	Dallas (Arlington), TX	96	Upscale
Residence Inn by Marriott (1)	Salt Lake City, UT	189	Upscale
SpringHill Suites by Marriott (1)	Flagstaff, AZ	112	Upscale
SpringHill Suites by Marriott (1)	Phoenix (Scottsdale), AZ	121	Upscale
SpringHill Suites by Marriott (1)	Denver, CO	124	Upscale
SpringHill Suites by Marriott (3)	Indianapolis, IN	156	Upscale
SpringHill Suites by Marriott (1)	Louisville, KY	198	Upscale
SpringHill Suites by Marriott (3)	Baton Rouge, LA	78	Upscale
SpringHill Suites by Marriott (3)	New Orleans, LA	208	Upscale
SpringHill Suites by Marriott (1)	Minneapolis (Bloomington), MN	113	Upscale
SpringHill Suites by Marriott (3)	Nashville, TN	78	Upscale
TownPlace Suites by Marriott (3)	Baton Rouge, LA	90	Upper-midscale
Total Marriott (35 hotel properties)		4,507

Hilton
DoubleTree (1)	Baton Rouge, LA	127	Upscale
DoubleTree (1)	San Francisco, CA	210	Upscale
Hampton Inn (3)	Fort Collins, CO	75	Upper-midscale
Hampton Inn (1)	Fort Wayne, IN	118	Upper-midscale
Hampton Inn (3)	Medford, OR	75	Upper-midscale
Hampton Inn (3)	Provo, UT	87	Upper-midscale
Hampton Inn (1)	Santa Barbara (Goleta), CA	101	Upper-midscale
Hampton Inn & Suites (4)	Austin, TX	209	Upper-midscale
Hampton Inn & Suites (1)	Ventura (Camarillo), CA	116	Upper-midscale
Hampton Inn & Suites (1)	San Diego (Poway), CA	108	Upper-midscale
Hampton Inn & Suites (1)	Tampa (Ybor City), FL	138	Upper-midscale
Hampton Inn & Suites (1)	Minneapolis (Bloomington), MN	146	Upper-midscale
Hampton Inn & Suites (1)	Nashville (Smyrna), TN	83	Upper-midscale
Hampton Inn & Suites (1)	El Paso, TX	139	Upper-midscale
Hampton Inn & Suites (1)	Dallas (Fort Worth), TX	105	Upper-midscale
Hilton Garden Inn (1)	Houston (Energy Corridor), TX	182	Upscale
Hilton Garden Inn (4)	Houston (Galleria), TX	190	Upscale
Hilton Garden Inn (1)	Birmingham, AL	130	Upscale
Hilton Garden Inn (1)	Birmingham, AL	95	Upscale
Hilton Garden Inn (1)	Fort Collins, CO	120	Upscale
Hilton Garden Inn (3)	Atlanta (Duluth), GA	122	Upscale
Hilton Garden Inn (1)	Minneapolis (Eden Prairie), MN	97	Upscale
Hilton Garden Inn (3)	Greenville, SC	120	Upscale
Hilton Garden Inn (1)	Nashville (Smyrna), TN	112	Upscale
Hilton Garden Inn (3)	Dallas (Fort Worth), TX	98	Upscale
Homewood Suites (3)	Jackson (Ridgeland), MS	91	Upscale
Total Hilton (26 hotel properties)		3,194

Franchise/Brand	Location	Number of Guestrooms	STR Segment

Hyatt
Hyatt House (1)	Denver (Englewood), CO	135	Upscale
Hyatt Place (3)	Phoenix, AZ	127	Upscale
Hyatt Place (1)	Phoenix (Scottsdale), AZ	126	Upscale
Hyatt Place (1)	Denver (Englewood), CO	126	Upscale
Hyatt Place (1)	Denver (Lone Tree), CO	127	Upscale
Hyatt Place (3)	Fort Myers, FL	148	Upscale
Hyatt Place (1)	Orlando (Convention), FL	150	Upscale
Hyatt Place (1)	Orlando (Universal), FL	150	Upscale
Hyatt Place (1)	Atlanta, GA	150	Upscale
Hyatt Place (1)	Chicago (Hoffman Estates), IL	126	Upscale
Hyatt Place (1)	Chicago (Lombard), IL	151	Upscale
Hyatt Place (1)	Baltimore (Owing Mills), MD	123	Upscale
Hyatt Place (3)	Minneapolis, MN	213	Upscale
Hyatt Place (3) (5)	Long Island (Garden City), NY	122	Upscale
Hyatt Place (3) (4)	Portland, OR	136	Upscale
Hyatt Place (1)	Dallas (Arlington), TX	127	Upscale
Hyatt Place (3)	Dallas (Las Colinas), TX	122	Upscale
Total Hyatt (17 hotel properties)		2,359

IHG
Holiday Inn (3) (4)	Atlanta (Duluth), GA	143	Upper-midscale
Holiday Inn Express (1)	Chicago (Vernon Hills), IL	119	Upper-midscale
Holiday Inn Express (1)	Charleston, WV	66	Upper-midscale
Holiday Inn Express & Suites (1)	San Francisco, CA	252	Upper-midscale
Holiday Inn Express & Suites (1)	Minneapolis (Minnetonka), MN	93	Upper-midscale
Holiday Inn Express & Suites (3)	Dallas (Las Colinas), TX	128	Upper-midscale
Holiday Inn Express & Suites (1)	Salt Lake City (Sandy), UT	88	Upper-midscale
Staybridge Suites (3)	Denver (Glendale), CO	121	Upscale
Staybridge Suites (1)	Jackson, MS	92	Upscale
Total IHG (9 hotel properties)		1,102

Carlson
Country Inn & Suites by Carlson (1)	Charleston, WV	64	Upper-midscale
Total Carlson (1 hotel property)		64

Starwood
Aloft (3)	Jacksonville, FL	136	Upscale
Four Points (3)	San Francisco, CA	101	Upscale
Total Starwood (2 hotel properties)		237

Total Portfolio (90 hotel properties)		11,463

(1)         This hotel property is subject to mortgage debt at December 31, 2014.  For additional information concerning our debt and lenders, see Item 7. “Management’s Discussion and Analysis of Financial Information and Results of Operations—Outstanding Indebtedness” and Item 8. “Financial Statements and Supplementary Data—Note 11—Debt” in our Consolidated Financial Statements.

(2)         We own a 90% controlling interest in this hotel property with the opportunity to acquire the remaining 10% interest in 2016.

(3)         This hotel property is unencumbered at December 31, 2014.

(4)         These hotel properties are subject to ground leases as described below in “Other Hotel Operating Agreements — Ground Leases.”

(5)         This hotel property is subject to a PILOT (payment in lieu of taxes) lease as described below in “Other Hotel Operating Agreements — Ground Leases.”

Since December 31, 2014, we have not acquired or disposed of any hotel properties.

In addition to our hotel property portfolio, we own six parcels of land, one of which is designated as held for sale, that we believe are suitable for the development of new hotel properties, the possible expansion of existing hotel properties or the development of restaurants in proximity to certain of our hotel properties.  We will consider unique opportunities to develop hotels utilizing our own resources if circumstances warrant. We may in the future sell these parcels when market conditions warrant. To reduce the risk of incurring a prohibited transaction tax on any sales, we may transfer some or all of these parcels to our TRS.

Our Hotel Operating Agreements

Ground Leases

At December 31, 2014, five of our hotel properties are subject to ground lease agreements that cover all of the land underlying the respective hotel property.

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

•                  The Hampton Inn & Suites located in Austin, TX is subject to a ground lease with an initial lease termination date of May 31, 2050. Annual ground rent currently is estimated to be $0.4 million for 2015.  Annual rent is increased every five years with the next adjustment coming in 2020.

•                  The Hilton Garden Inn located in Houston (Galleria Area), Texas is subject to a ground lease with an initial lease termination date of April 20, 2053 with one option to extend for an additional 10 years. Annual ground rent currently is estimated to be $0.5 million for 2015.  Annual rent is increased every five years with the next adjustment coming in 2018.

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

•                  The Holiday Inn located in Duluth, GA is subject to a ground lease with a lease termination date of April 1, 2069.  Annual ground rent currently is estimated to be $0.2 million in 2015.  Annual rent is increased annually by 3% for each successive lease year, on a cumulative basis.

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

Franchise Agreements

At December 31, 2014, all of our hotel properties operate under franchise agreements with Marriott, Hilton, Hyatt, IHG, Country Inns & Suites By Carlson, Inc. (“Carlson”) or Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”). We believe that the public’s perception of the quality associated with a brand-name hotel is an important feature in its attractiveness to guests. Franchisors provide a variety of benefits to franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, loyalty programs, training of personnel and maintenance of operational quality at hotels across the brand system.

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

Hotel Management Agreements

At December 31, 2014, all of our hotel properties are operated pursuant to hotel management agreements with third party hotel management companies, including the following:

Management Company	Number of Properties		Number of Guestrooms
Interstate Management Company, LLC and its affiliate Noble Management Group, LLC	49		5,523
Select Hotel Group, LLC	12		1,681
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott	6		973
White Lodging Services Corporation	4		786
Kana Hotels, Inc.	3		315
InterMountain Management, LLC and its affiliate, Pillar Hotels and Resorts, LP	7		723
Affiliates of IHG including IHG Management (Maryland) LLC and Intercontinental Hotel Group Resources, Inc.	2		395
HP Hotels Management Company, Inc.	2	(1)	225
OTO Development, LLC	2		260
American Liberty Hospitality, Inc.	2		372
Stonebridge Realty Advisors, Inc.	1		210
Total	90		11,463

(1)         We entered into hotel management agreements with Interstate Management Company, LLC in January 2015 for the hotels previously managed by HP Hotels Management Company, Inc.

Our typical hotel management agreement requires us to pay a base fee to our hotel manager calculated as a percentage of hotel revenues.  In addition, our hotel management agreements generally provide that the hotel manager can earn an incentive fee for revenue or EBITDA over certain thresholds.  Our TRS lessees may employ other hotel managers in the future.  We do not, and will not, have any ownership or economic interest in any of the hotel management companies engaged by our TRS lessees.

Item 3.                                 Legal Proceedings.

We are involved from time to time in litigation arising in the ordinary course of business.  However, we are not currently aware of any actions against us that we believe would materially adversely affect our business, financial condition or results of operations.

Item 4.                                 Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NYSE on February 9, 2011 under the symbol “INN.”  Prior to that time, there was no public trading market for our common stock. The last reported sale price for our common stock as reported on the NYSE on February 20, 2015 was $13.24 per share.  The following table sets forth the high and low sales price per share of our common stock per quarter reported on the NYSE, and the distributions declared on our common stock for each of the quarters indicated.

2014	High	Low	Distribution Declared Per Common Share/Unit
Fourth Quarter	$12.70	$10.65	$0.1175
Third Quarter	$11.07	$10.27	$0.1175
Second Quarter	$10.61	$9.01	$0.1125
First Quarter	$9.48	$8.68	$0.1125

2013	High	Low	Distribution Declared Per Common Share/Unit
Fourth Quarter	$9.36	$8.60	$0.1125
Third Quarter	$10.32	$9.10	$0.1125
Second Quarter	$10.44	$9.13	$0.1125
First Quarter	$10.47	$9.02	$0.1125

Stockholder Information

As of February 20, 2015, our common stock was held of record by 381 holders and there were 86,088,265 shares of our common stock outstanding.

Distribution Information

As a REIT, we must distribute annually to our stockholders an amount at least equal to 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to income tax on our taxable income that is not distributed and to an excise tax to the extent that certain percentages of our taxable income are not distributed by specified dates. Our cash available for distribution may be less than the amount required to meet the distribution requirements for REITs under the Code, and we may be required to borrow money, sell assets or issue capital stock to satisfy the distribution requirements.

The timing and frequency of distributions will be authorized by our Board of Directors, in its sole discretion, and declared by us based upon a variety of factors deemed relevant by our directors, including financial condition, restrictions under applicable law and loan agreements, capital requirements and the REIT requirements of the Code. Our ability to make distributions will generally depend on receipt of distributions from Summit OP, which depends primarily upon lease payments from our TRS lessees with respect to our hotels.

We are generally restricted from declaring or paying any distributions, or setting aside any funds for the payment of distributions, on our common stock unless full cumulative distributions on our preferred stock have been declared and either paid or set aside for payment in full for all past distribution periods.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2014 with respect to our securities that may be issued under existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Summit REIT Stockholders (2)	846,000	$9.75	614,471
Equity Compensation Plans Not Approved by Summit REIT Stockholders	—	—	—
Total	846,000	$9.75	614,471

(1)       Excludes securities reflected in the column entitled “Number of Securities to be Issued Upon Exercise of Outstanding Options.”

(2)       Consists of our 2011 Equity Incentive Plan, which was approved by our board of directors and our sole stockholder prior to completion of our IPO.

Stock Performance Graph

The following graph compares the yearly change in our cumulative total stockholder return on our common shares for the period beginning February 8, 2011 and ended December 31, 2014, with the semi-annual changes in the Standard and Poor’s 500 Stock Index (“S&P 500 Index”), and the SNL US REIT Hotel Index for the same period, assuming a base share price of $100.00 for our common stock, the S&P 500 Index and the SNL US REIT Hotel Index for comparative purposes.  The SNL US REIT Hotel Index is composed of publicly traded REITs which focus on investments in hotel properties.  Total stockholder return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested.  The performance graph is not indicative of future investment performance.  We do not make or endorse any predictions as to future share price performance.

	Period Ended
Index	02/08/11	06/30/11	12/30/11	06/29/12	12/31/12	06/28/13	12/31/13	06/30/14	12/31/14
Summit Hotel Properties, Inc.	100.00	117.00	100.08	91.00	106.19	108.06	105.45	127.23	152.48
S&P 500	100.00	100.50	96.79	105.97	112.28	127.80	148.64	159.25	168.99
SNL US REIT Hotel	100.00	89.67	79.51	89.64	89.69	99.53	113.30	132.99	149.55

Item 6.                                 Selected Financial Data.

The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes thereto, appearing elsewhere in this Form 10-K.

	Summit Hotel Properties, Inc.				Summit Hotel Properties, LLC	Combined	Summit Hotel Properties, LLC
(in thousands, except per share)	2014	2013	2012	2/14/11 - 12/31/11	1/1/11 - 2/13/11	2011	2010
Statement of Operations Data
Revenues:
Room	$380,472	$283,279	$154,600	$102,108	$10,620	$112,728	$99,056
Other hotel operations revenue	22,994	15,679	7,100	4,280	519	4,799	4,327
Total revenues	403,466	298,958	161,700	106,388	11,139	117,527	103,383
Expenses:
Hotel operating expenses:
Room	101,150	80,391	45,130	30,216	3,674	33,890	29,916
Other direct	55,388	39,815	21,284	15,478	2,288	17,766	15,609
Other indirect	104,959	78,136	44,028	28,294	3,642	31,936	27,673
Total hotel operating expenses	261,497	198,342	110,442	73,988	9,604	83,592	73,198
Depreciation and amortization	65,312	51,184	30,645	21,646	2,651	24,297	21,751
Corporate general and administrative	19,884	12,929	9,573	6,561	—	6,561	—
Hotel property acquisition costs	769	1,886	3,050	254	—	254	367
Loss on impairment of assets	8,847	1,369	660	—	—	—	6,476
Total expenses	356,309	265,710	154,370	102,449	12,255	114,704	101,792
Operating income (loss)	47,157	33,248	7,330	3,939	(1,116)	2,823	1,591
Other income (expense):
Interest expense	(26,968)	(20,137)	(14,909)	(9,993)	(3,435)	(13,428)	(21,575)
Other income (expense)	986	(1,592)	(96)	(37)	2	(35)	(37)
Total other expense, net	(25,982)	(21,729)	(15,005)	(10,030)	(3,433)	(13,463)	(21,612)
Income (loss) from continuing operations before income taxes	21,175	11,519	(7,675)	(6,091)	(4,549)	(10,640)	(20,021)
Income tax benefit (expense)	(744)	(4,894)	728	2,259	(550)	1,709	(195)
Income (loss) from continuing operations	20,431	6,625	(6,947)	(3,832)	(5,099)	(8,931)	(20,216)
Income (loss) from discontinued operations	492	(728)	4,677	(345)	(1,108)	(1,453)	(704)
Net income (loss)	20,923	5,897	(2,270)	(4,177)	(6,207)	(10,384)	(20,920)
Income (loss) attributable to non-controlling interests:
Operating partnership	51	(297)	(1,194)	(1,240)	—	(1,240)	—
Joint venture	1	316	—	—	—	—	—
Net income (loss) attributable to Summit Hotel Properties, Inc./Predecessor	20,871	5,878	(1,076)	(2,937)	(6,207)	(9,144)	(20,920)
Preferred dividends	(16,588)	(14,590)	(4,625)	(411)	—	(411)	—
Net income (loss) attributable to common stockholders/members	$4,283	$(8,712)	$(5,701)	$(3,348)	$(6,207)	$(9,555)	$(20,920)

Earnings per share:
Basic and diluted net income (loss) per share from continuing operations	$0.04	$(0.11)	$(0.28)	$(0.11)
Basic and diluted net income (loss) per share from discontinued operations	0.01	(0.01)	0.11	(0.01)
Basic and diluted net income (loss) per share	$0.05	$(0.12)	$(0.17)	$(0.12)

Weighted average common shares outstanding:
Basic	85,242	70,327	33,717	27,278
Diluted	85,566	70,327	33,717	27,278

Dividends per share	$0.46	$0.45	$0.45	$0.28

Balance Sheet Data (at period end)
Total assets	$1,459,024	$1,294,476	$810,789	$554,005	n/a	$554,005	$493,009

Debt	$626,533	$435,589	$312,613	$217,104	n/a	$217,104	$420,437

Total equity	$785,201	$822,378	$473,537	$319,449	n/a	$319,449	$59,844

Item 7.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a self-managed hotel investment company that was organized in June 2010. We focus on acquiring and owning premium-branded, select-service hotels in the Upscale and Upper-midscale segments of the U.S. lodging industry, as these segments are currently defined by STR.

We had no business activities prior to completion of the IPO and the related formation transactions on February 14, 2011. As a result of the formation transactions, we acquired sole ownership of the 65 hotels in our predecessor’s portfolio. In addition, we assumed the indebtedness of our predecessor and its subsidiaries. Our predecessor was considered the acquirer for accounting purposes and its financial statements became our financial statements upon completion of the formation transactions.

From the completion of our IPO through December 31, 2014, we acquired 49 hotel properties with a total of 6,938 guestrooms for purchase prices aggregating approximately $1.0 billion. In addition, pursuant to our strategy to continually evaluate our hotel properties, since our IPO and through December 31, 2014, we sold 24 hotel properties with a total of 2,014 guestrooms. At December 31, 2014, our portfolio consisted of 90 hotel properties with a total of 11,463 guestrooms located in 21 states.

Substantially all of our assets are held by, and all of our operations are conducted through, Summit OP. Through a wholly-owned subsidiary, we are the sole general partner of Summit OP. At December 31, 2014, we owned, directly and indirectly, approximately 99% of Summit OP’s issued and outstanding Common Units, and all of Summit OP’s issued and outstanding Series A, Series B and Series C Preferred Units. Pursuant to the Summit OP partnership agreement, we have full, exclusive and complete responsibility and discretion in the management and control of Summit OP, including the ability to cause Summit OP to enter into certain major transactions including acquisitions, dispositions and refinancings, and to make distributions to partners and to cause changes in Summit OP’s business activities.

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

The U.S. lodging industry experienced a positive trend through 2014 that we expect to continue into 2015 as the U.S. economy continues to improve.  According to a report prepared in January 2015 by PricewaterhouseCoopers, LLP, U.S. RevPAR growth in 2015 for Upscale hotels and Upper-midscale hotels is projected to be 6.6% and 8.2%, respectively. We have a positive outlook about macro-economic conditions and their effect on room-night demand. While the supply of new hotels under construction has increased and is expected to accelerate in 2015, we expect that our near-term results will not be adversely affected by increased lodging supply in our markets at this time.

Operating Performance Metrics

We use a variety of operating performance indicators and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP, as well as other financial information that is not prepared in accordance with GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotel properties, groups of hotel properties and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

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

Hotel Property Portfolio Activity

Acquisitions

We acquired six hotel properties in 2014 and 19 hotel properties in 2013. A summary of these acquisitions is as follows (dollars in thousands, except Cost per Key):

Date Acquired	Franchise/Brand	Location	Guestrooms as of December 31, 2014	Purchase Price		Renovation Cost		Cost per Key

2014:
January 9	Hilton Garden Inn	Houston (Galleria), TX	182	$37,500		$3,400	(3)	$225,000
January 10	Hampton Inn	Santa Barbara (Goleta), CA	101	27,900	(1)	2,100	(3)	297,000
January 24	Four Points by Sheraton	San Francisco, CA	101	21,250		1,400	(3)	224,000
March 14	DoubleTree by Hilton	San Francisco, CA	210	39,060		4,500	(3)	207,000
August 15	Hilton Garden Inn	Houston (Energy Corridor), TX	190	36,000		3,200	(3)	206,000
September 9	Hampton Inn & Suites	Austin, TX	209	53,000		2,400	(3)	265,000

Total for the year ended December 31, 2014		6 hotel properties	993	$214,710		$17,000		$233,000

2013:
January 22	Hyatt Place	Chicago (Hoffman Estates), IL	126	$9,230		$1,400	(3)	$84,000
January 22	Hyatt Place	Orlando (Convention), FL	150	12,252		1,900	(2)	94,000
January 22	Hyatt Place	Orlando (Universal), FL	150	11,843		1,900	(2)	92,000
February 11	IHG / Holiday Inn Express & Suites	San Francisco, CA	252	60,500		4,200	(2)	257,000
March 11	SpringHill Suites by Marriott	New Orleans, LA	208	33,095		—	(2)	159,000
March 11	Courtyard by Marriott	New Orleans (Convention), LA	202	30,827		2,400	(2)	164,000
March 11	Courtyard by Marriott	New Orleans (French Quarter), LA	140	25,683		100	(2)	184,000
March 11	Courtyard by Marriott	New Orleans (Metairie), LA	153	23,539		2,500	(2)	170,000
March 11	Residence Inn by Marriott	New Orleans (Metairie), LA	120	19,890		—	(2)	166,000
April 30	Hilton Garden Inn	Greenville, SC	120	15,250		100	(2)	128,000
May 21	IHG / Holiday Inn Express & Suites	Minneapolis (Minnetonka), MN	93	6,900		1,600	(2)	91,000
May 21	Hilton Garden Inn	Minneapolis (Eden Prairie), MN	97	10,200		2,300	(2)	129,000
May 23	Fairfield Inn & Suites by Marriott	Louisville, KY	135	25,023		2,500	(3)	204,000
May 23	SpringHill Suites by Marriott	Louisville, KY	198	39,138		3,600	(3)	216,000
May 23	Courtyard by Marriott	Indianapolis, IN	297	58,634		—	(2)	197,000
May 23	SpringHill Suites by Marriott	Indianapolis, IN	156	30,205		—	(2)	194,000
October 1	Hampton Inn & Suites	Ventura (Camarillo), CA	116	15,750		3,000	(3)	162,000
October 8	Hampton Inn & Suites	San Diego (Poway), CA	108	15,150		300	(3)	143,000
December 31	Hyatt Place	Minneapolis, MN	213	32,506		—	(2)	153,000

Total for the year ended December 31, 2013		19 hotel properties	3,034	$475,615		$27,800		$166,000

(1)           The purchase price for this hotel included the issuance of 412,174 Common Units in our Operating Partnership valued at the time of issuance at $3.7 million.

(2)           The amounts reflect actual total renovation costs.

(3)           The amounts reflect actual-to-date and estimated remaining costs to complete.

The purchase price and renovation costs are funded by mortgage debt, advances on our senior unsecured revolving line of credit facility, cash and the issuance of Operating Partnership Common Units described in footnote 1 to the table above.  Additional information about the mortgage debt financing is provided below in “Outstanding Indebtedness — Mortgage Loans.”

Of the total renovation costs detailed in the table above, $26.2 million have been incurred as of December 31, 2014.  There is no assurance that our actual renovation costs will not exceed our estimates.

Dispositions

Pursuant to our strategy to periodically evaluate our hotel properties and land held for development, we sold four hotel properties and three parcels of land held for development in 2014 and 15 hotel properties and five parcels of land held for development in 2013. Historically, when a property was identified as being held for sale, we reclassified the property on our consolidated balance sheets, evaluated for potential impairment and, in the case of a hotel property, reported historical and future results of operations in discontinued operations.

As discussed in the footnotes to the consolidated financial statements, we have elected to early adopt ASU No. 2014-08, which changes the criteria for discontinued operations to include only disposals that represent a strategic shift in operations with a major effect on operations and results.  While we have elected early adoption of ASU No. 2014-08, the sale of the AmericInn Hotel & Suites, Aspen Hotel & Suites and Hampton Inn in Fort Smith, AR has been included in discontinued operations as these hotels were classified as held for sale in prior periods.  Under this ASU, the Company anticipates that the majority of future property sales will not be classified as discontinued operations.

One hotel was recorded in discontinued operations during the year ended December 31, 2014, for which a $0.4 million impairment charge was recorded during the period. Additional impairments of approximately $8.9 million were recorded during the year ended December 31, 2014 for properties that were not recorded as discontinued operations as a result of the early adoption of ASU No. 2014-08.  In 2013, we recognized impairment charges of $7.7 million on hotel properties and $1.4 million related to land held for development.

A summary of the dispositions in 2014 and 2013 follows (dollars in thousands):

Disposition Date	Franchise/Brand	Location	Gross Sales Price

2014:
January 17	AmericInn Hotel & Suites and Aspen Hotel & Suites	Fort Smith, AR	$3,080	(1)
September 9	Hampton Inn	Fort Smith, AR	8,800	(1)
October 21	Country Inn & Suites and adjacent land parcels	San Antonio, TX	7,900	(2)
Total 2014			$19,780

2013:
January 15	AmericInn Hotel & Suites	Golden, CO	$2,600
February 15	Hampton Inn	Denver, CO	5,500
February 27	Land parcel	Jacksonville, FL	1,900
May 1	Holiday Inn and Holiday Inn Express	Boise, ID	12,600
May 30	Courtyard by Marriott	Memphis, TN	4,225
August 8	SpringHill Suites	Lithia Springs, GA	2,400
August 21	Land parcel	Missoula, MT	750
August 29	Fairfield Inn	Lewisville, TX	1,960
September 30	Fairfield Inn	Lakewood, CO	2,800
October 30	Fairfield Inn	Emporia, KS	1,650	(3)
November 1	SpringHill Suites	Little Rock, AR	4,500
November 1	Land parcel	El Paso, TX	2,400
November 8	Fairfield Inn and AmericInn Hotel & Suites	Salina, KS	3,000
November 12	Hampton Inn, Fairfield Inn and land parcel	Boise, ID	8,090
November 18	Land parcel	Houston, TX	2,500
December 19	Holiday Inn Express	Emporia, KS	1,775	(3)
Total 2013			$58,650

(1)         The sale of these hotel properties included the assignment of the related ground leases.

(2)         The sale of this property included three adjacent land parcels totaling 5.64 acres.

(3)         We provided seller financing in the form of mortgage loans on these sales totaling $2.4 million.  These mortgage loans mature in the first quarter of 2015.

Other Hotel Property Investment Activities

We have entered into a purchase agreement with a hotel property developer to acquire a Hampton Inn & Suites in downtown Minneapolis, MN for $38.7 million, which price includes change orders to date. The purchase is subject to certain conditions, including the completion of construction of the hotel in accordance with agreed upon architectural and engineering designs, receipt of a Hampton Inn & Suites franchise, and receipt of a certificate of occupancy. Therefore, there is no assurance that the acquisition will be completed. In January 2014, we issued a standby letter of credit for $13.1 million in support of this purchase agreement. This letter of credit was issued under our senior unsecured credit facility.  We anticipate acquiring this hotel property in the first half of 2015.  For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

Funds From Operations

As defined by the National Association of Real Estate Investment Trusts, (“NAREIT”), FFO represents net income or loss (computed in accordance with GAAP), excluding preferred dividends, gains (or losses) from sales of property, impairment, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization, and adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operational performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and impairment losses, it provides a performance measure that, when compared year over year, reflects the effect to operations from trends in occupancy, room rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our computation of FFO differs from the NAREIT definition and may differ from the methodology for calculating FFO used by other equity REITs and, accordingly, may not be comparable to such other REITs because the amount of depreciation and amortization we add back to net income or loss includes amortization of deferred financing costs and amortization of franchise application fees. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

The following is a reconciliation of our GAAP net income to FFO for the years ended December 30, 2014, 2013 and 2012 (in thousands, except per share/unit data):

	2014	2013	2012

Net income (loss)	$20,923	$5,897	$(2,270)
Preferred dividends	(16,588)	(14,590)	(4,625)
Depreciation and amortization	65,325	53,144	34,871
Loss on impairment of assets	9,247	9,044	2,965
Gain on disposal of assets	(446)	(4,308)	(2,811)
Noncontrolling interest in joint venture	(1)	(316)	—
Adjustments related to joint venture	(204)	(315)	—
Funds from operations	$78,256	$48,556	$28,130
FFO per common share/unit	$0.90	$0.66	$0.69

Weighted average diluted common shares/units (1)	86,590	73,241	40,912

(1) Includes Common Units in Summit Hotel OP, LP, the Company’s operating partnership, held by limited partners (other than us and our subsidiaries) because the Common Units are redeemable for cash or, at our election, shares of our common stock.

During the year ended December 31, 2014, FFO increased by $29.7 million, or 61%, over the prior year primarily due to an increase in revenues of $104.5 million during the year ended December 31, 2014 in comparison with the prior year, which resulted in an increase in net income for the year ended December 31, 2014 of $15.0 million over the prior year.  The increase in revenues was the result of increases in Occupancy and ADR as discussed below under “Results of Operations.”

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

The following is a reconciliation of our GAAP net income to EBITDA for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012

Net income (loss)	$20,923	$5,897	$(2,270)
Depreciation and amortization	65,325	53,144	34,871
Interest expense	26,968	20,311	15,764
Interest income	(690)	(83)	(35)
Income tax expense (benefit)	718	4,357	(1,289)
Noncontrolling interest in joint venture	(1)	(316)	—
Adjustments related to joint venture	(204)	(315)	—
EBITDA	$113,039	$82,995	$47,041

During the year ended December 31, 2014, EBITDA increased by $30.0 million, or 36%, over the prior year primarily due to an increase in net income before depreciation and amortization of $27.2 million during the year ended December 31, 2014 in comparison with the prior year.  The increase in net income before depreciation and amortization was primarily driven by an increase in revenues of $104.5 million during the year ended December 31, 2014 in comparison with the prior year.  The increase in revenues was the result of increases in Occupancy and ADR as discussed below under “Results of Operations.”

Hotel Revenues and Operating Expenses

Our revenues are derived from hotel operations and consist of room revenue and other hotel operations revenue. As a result of our focus on select-service hotels in the Upscale and Upper-midscale segments of the U.S. lodging industry, substantially all of our revenues are related to the sales of hotel rooms. Our other hotel operations revenue consists of ancillary revenues related to food and beverage sales, meeting rooms and other guest services provided at our hotel properties.

Our hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotel properties. Many of our expenses are fixed, such as essential hotel staff, real estate taxes, insurance, depreciation and certain types of franchise fees, and these expenses do not decrease even if the revenues at our hotel properties decrease. Our hotel operating expenses consist of room expenses (wages, payroll taxes and benefits, linens, cleaning and guestroom supplies, and complimentary breakfast), other direct expenses (office supplies, utilities, telephone, advertising and bad debts), and other indirect expenses (real and personal property taxes, insurance, travel agent and credit card commissions, hotel management fees, and franchise fees).

Results of Operations

The comparisons that follow should be reviewed in conjunction with the consolidated financial statements included elsewhere in this Form 10-K. Hotel properties classified as discontinued operations prior to our adoption of ASU 2014-08 are not included in the discussion below.

Comparison of 2014 to 2013

The following table contains key operating metrics for our total portfolio and our same-store portfolio for 2014 compared with 2013 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we own as of the current reporting date and that we have owned for the entire prior fiscal year.

	2014		2013		Dollar Change		Percentage Change
	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio
	(90 hotels)	(65 hotels)	(85 hotels)	(65 hotels)	(90/85 hotels)	(65 hotels)	(90/85 hotels)	(65 hotels)

Total revenues	$403,466	$240,627	$298,958	$219,489	$104,508	$21,138	35.0%	9.6%
Hotel operating expenses	$261,497	$159,034	$198,342	$147,298	$63,155	$11,736	31.8%	8.0%
Occupancy	75.7%	75.4%	73.4%	73.2%	n/a	n/a	3.1%	3.1%
ADR	$122.52	$111.94	$110.37	$105.22	$12.15	$6.72	11.0%	6.4%
RevPAR	$92.71	$84.42	$81.03	$76.98	$11.68	$7.44	14.4%	9.7%

The total portfolio information above includes revenues and expenses from the six hotels we acquired in 2014 (the “2014 Acquired Hotels”) and the 19 hotel properties we acquired in 2013 (the “2013 Acquired Hotels”) from the date of acquisition through December 31, 2014, and operating information (occupancy, ADR, and RevPAR) for the period each hotel was owned. Accordingly, the information does not reflect a full twelve months of operations in 2014 for the 2014 Acquired Hotels or a full twelve months of operations in 2013 for the 2013 Acquired Hotels. The combined 2014 Acquired Hotels and 2013 Acquired Hotels are referred to as the “2014/2013 Acquired Hotels.”

Revenues. Total revenues increased $104.5 million, or 35.0%, to $403.5 million in 2014, compared with $299.0 million in 2013. The growth was due to a $21.1 million increase in same-store revenues and an $83.7 million increase in revenues at the 2014/2013 Acquired Hotels.

The same-store revenue increase of 9.6%, to $240.6 million in 2014 compared with $219.5 million in 2013, was due to a 220 basis point increase in occupancy in 2014 compared with 2013, and a 6.4% increase in ADR in 2014 compared with 2013. The increases in occupancy and ADR resulted in a 9.7% increase in same-store RevPAR to $84.42 in 2014 compared with $76.98 in 2013. These increases were due to the improving economy, our strong revenue and asset management programs, hotel industry fundamentals and renovations made at our hotel properties.

Hotel Operating Expenses. Hotel operating expenses increased $63.2 million in 2014 compared with 2013. The increase is due in part to an increase in operating expenses at the 2014/2013 Acquired Hotels of $51.8 million. In addition, the increase in same-store hotel operating expenses is due to $11.7 million of variable costs related to the increase in revenue. Expenses at the same-store hotels declined as a percentage of revenue from 67.1% in 2013 to 66.1% in 2014, due to consistent fixed expenses and increasing revenues at the same-store hotel properties.

The following table summarizes our hotel operating expenses for our same-store (65 hotels) portfolio for 2014 and 2013 (dollars in thousands):

			Percentage	Percentage of Revenue
	2014	2013	Change	2014	2013

Rooms expense	$62,752	$59,781	5.0%	26.1%	27.2%
Other direct expense	33,193	29,620	12.1%	13.8%	13.5%
Other indirect expense	63,089	57,897	9.0%	26.2%	26.4%
Total hotel operating expenses	$159,034	$147,298	8.0%	66.1%	67.1%

Depreciation and Amortization. Depreciation and amortization expense increased $14.1 million, or 27.6%, to $65.3 million in 2014 compared with 2013, primarily due to depreciation associated with the 2014/2013 Acquired Hotels and increased amortization of capitalized renovation costs at existing hotel properties. The 2014 depreciation and amortization expense includes $63.3 million of fixed asset depreciation, $1.5 million of financing costs amortization, and $0.5 million of franchise fees amortization. The 2013 depreciation and amortization expense includes $48.9 million of fixed asset depreciation, $1.9 million of financing costs amortization, and $0.4 million of franchise fees amortization.

Corporate General and Administrative. Corporate general and administrative expenses increased by $7.0 million, or 53.4%, to $19.9 million in 2014 compared with 2013. The increase is primarily due to an increase in equity-based compensation of $1.4 million, an increase in salaries and bonus expense of $2.7 million and increased professional fees of $2.6 million related to internal controls improvements and other matters.

Other Income/Expense. Other expense, net increased $4.3 million, or 19.6%, in 2014 compared with 2013 primarily due to an increase in interest expense due to higher average debt outstanding.  This increase was slightly offset by a reduction in debt transaction costs and an increase in interest income.

Income Tax Expense/Benefit. Our total income tax expense (related to continuing operations and discontinued operations) in 2014 of $0.7 million consists of Alternative Minimum Tax (Federal) of $0.1 million and state taxes of $0.6 million.  Included in state taxes are franchise taxes due in Texas of $0.4 million, which are based on gross receipts, and taxes due in other states of $0.2 million.  Net operating losses of $6.6 million have been used in the current year to reduce our tax expense.  Our total income tax expense (related to continuing operations and discontinued operations) in 2013 of $4.4 million is primarily due to our establishment of a valuation allowance related to net operating losses (“NOLs”) incurred by our TRS in 2011, 2012 and 2013.

Comparison of 2013 to 2012

The following table contains key operating metrics for our total portfolio and our same-store portfolio for 2013 compared with 2012 (dollars in thousands, except ADR and RevPAR). We define same-store hotels as properties that we own as of the current reporting date and that we have owned for the entire prior fiscal year.

	2013		2012		Percentage Change
	Total Portfolio (85 hotels)	Same-Store Portfolio (47 hotels)	Total Portfolio (66 hotels)	Same-Store Portfolio (47 hotels)	Total Portfolio (85/66 hotels)	Same-Store Portfolio (47 hotels)
Total revenues	$298,958	$146,078	$161,700	$136,775	84.9%	6.8%
Hotel operating expenses	$198,342	$99,329	$110,442	$93,855	79.6%	5.8%
Occupancy	73.4%	72.3%	70.9%	70.9%	2.5%	1.4%
ADR	$110.37	$102.03	$98.52	$97.26	12.0%	4.9%
RevPAR	$81.03	$73.79	$69.88	$68.98	16.0%	7.0%

The total portfolio information above includes revenues and expenses from the 2013 Acquired Hotels and the 19 hotel properties we acquired in 2012 (the “2012 Acquired Hotels”) from the date of acquisition through December 31, 2013, and operating information (occupancy, ADR, and RevPAR) for the period each hotel was owned. Accordingly, the information does not reflect a full twelve months of operations in 2013 for the 2013 Acquired Hotels or a full twelve months of operations in 2012 for the 2012 Acquired Hotels. The combined 2013 Acquired Hotels and 2012 Acquired Hotels are referred to as the “2013/2012 Acquired Hotels.”

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

Hotel Operating Expenses. Hotel operating expenses increased $87.9 million in 2013 compared with 2012. The increase is due in large part to an increase in operating expenses at the 2013/2012 Acquired Hotels of $82.4 million. In addition, the increase in same-store hotel operating expenses is due to $5.5 million of variable costs related to the increase in revenue. Expenses at the same-store hotels declined as a percentage of revenue from 68.6% in 2012 to 68.0% in 2013, due to stability in expenses despite increasing revenues at the same-store hotel properties.

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

Income Tax Expense/Benefit. Our total income tax expense (in continuing operations and discontinued operations) in 2013 of $4.4 million is primarily due to our establishment of a valuation allowance related to net operating losses (“NOLs”) incurred at our TRS in 2011, 2012 and 2013. As a result of consecutive loss years we determined that it is more likely than not that we will not be able to recognize our NOLs before they expire. Our total income tax benefit (in continuing operations and discontinued operations) in 2012 of $1.3 million was the result of NOLs at our TRS.  The net operating losses were primarily the result of the disruption at the several hotel properties rebranded in 2011.

Discontinued Operations

Pursuant to our strategy, we periodically evaluate our hotel properties for potential sale and redeployment of capital. When a hotel property was sold or identified as being held for sale, we reported its historical and future results of operations, including impairment charges, in discontinued operations until we adopted ASU 2014-08 in the first quarter of 2014.

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

•                  SpringHill Suites in Little Rock, AR — sold November 2013;

•                  Fairfield Inn and AmericInn Hotel & Suites in Salina, KS — sold November 2013;

•                  Hampton Inn and Fairfield Inn & Suites in Boise, ID — sold November 2013;

•                  Holiday Inn Express in Emporia, KS — sold December 2013;

•                  AmericInn Hotel & Suites and Aspen Hotel & Suites in Fort Smith, AR - sold on January 17, 2014; and

•                  Hampton Inn in Fort Smith, AR — sold on September 9, 2014.

A summary of results from our hotel properties included in discontinued operations follows (in thousands):

	2014	2013	2012

Revenues	$3,128	$19,458	$33,193
Hotel operating expenses	2,304	14,859	24,701
Depreciation and amortization	13	1,960	4,226
Loss on impairment of assets	400	7,675	2,305
Operating income (loss)	411	(5,036)	1,961
Interest expense	—	(174)	(855)
Other income	55	3,945	3,010
Income (loss) before taxes	466	(1,265)	4,116
Income tax benefit	26	537	561
Income (loss) from discontinued operations	$492	$(728)	$4,677

Liquidity and Capital Resources

Liquidity Requirements

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards, capital expenditures to improve our hotel properties, acquisitions, interest expense and scheduled principal payments on outstanding indebtedness, note funding obligations, restricted cash funding obligations and distributions to our stockholders.

Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other nonrecurring capital expenditures that periodically are made with respect to our hotel properties, and scheduled debt payments, including maturing loans.

To satisfy the requirements for qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to distribute a sufficient amount of our taxable income to maintain our status as a REIT and to avoid tax on undistributed income. Therefore, if sufficient funds are not available to us from hotel dispositions, our senior unsecured revolving credit facility and additional mortgage and other loans, we will need to raise additional capital to grow our business and invest in additional hotel properties.

We expect to satisfy our liquidity requirements with cash provided by operations, working capital, short-term borrowings under our senior unsecured revolving credit facility and the release of restricted cash upon satisfaction of the usage requirements. In addition, we may fund the purchase price of hotel acquisitions and cost of required capital improvements by borrowing under our senior unsecured revolving credit facility, assuming existing mortgage debt, issuing securities (including Common Units issued by the Operating Partnership), or incurring other mortgage or other types of debt. Further, we may seek to raise capital through public or private offerings of our equity or debt securities. However, certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders and market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all. We believe that our cash provided by operations, working capital, borrowings available under our senior unsecured revolving credit facility and other sources of funds available to us will be sufficient to meet our ongoing liquidity requirements for at least the next 12 months.

At December 31, 2014, we have $3.5 million of mortgage debt maturing in 2015.  We have scheduled principal debt payments in 2015 totaling $14.6 million. Although we believe we will have the capacity to satisfy these debt maturities and pay these scheduled principal debt payments, or we will be able to fund them using draws under our senior unsecured credit facility, there can be no assurances that our credit facility will be available to repay such amortizing debt, as draws under our senior unsecured credit facility are subject to certain financial covenants.

We anticipate making renovations and other non-recurring capital expenditures with respect to our hotel properties pursuant to property improvement plans required by our franchisors. We expect 2015 capital expenditures for these activities at hotel properties we own as of February 20, 2015 to be in the range of $28.0 million to $38.0 million.  Actual amounts may differ from our expectations.  We may also make renovations and incur other non-recurring capital expenditures in 2015 at hotel properties we acquire in the future.

Cash Flows

The increase in net cash provided by operating activities of $29.7 million from 2013 to 2014 primarily resulted from an increase in net income of $28.6 million, after adjusting for non-cash items.  Additionally, prepaid expenses decreased by $3.6 million during 2014 compared to an increase of $3.7 million during 2013 as a result of lower acquisition activity during 2014, which resulted in lower escrow balances related to the acquisition of properties during the period.  Partially offsetting these increases were changes in accounts payable and accrued expenses, which increased by $1.1 million during 2014 compared with a $9.3 million increase in 2013 due to the timing of vendor payments.

The $266.9 million reduction in net cash used in investing activities in 2014 compared with 2013 resulted from a decrease in hotel property acquisitions of $263.8 million and a $38.6 million change in restricted cash due to net cash reserves of $16.3 million being released in 2014.  These changes were partially offset by a decrease in proceeds from asset dispositions of $33.6 million.

The $337.4 million decrease in net cash provided by financing activities in 2014 compared with 2013 resulted from a reduction in borrowings of $338.6 million, a reduction in proceeds from equity offerings of $381.8 million, a reduction in proceeds from joint venture partners of $7.5 million and an increase in dividends paid of $9.0 million.  These changes were partially offset by a reduction in principal payments on debt of $397.0 million.

The increase in net cash provided by operating activities of $37.7 million from 2012 to 2013 primarily resulted from an increase in net income of $37.7 million, after adjusting for non-cash items.

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

Outstanding Indebtedness

At December 31, 2014, we had $426.5 million in outstanding indebtedness secured by first priority mortgage liens on 49 hotel properties. We also had $200.0 million borrowed on our $300.0 million senior unsecured credit facility that was supported by 36 hotel properties included in the credit facility borrowing base.  The hotel properties in the borrowing base must remain unencumbered by mortgage debt. In addition, we have five other hotel properties containing 777 guestrooms, unencumbered by mortgage debt that are available to be used as collateral for future loans.

We intend to secure or assume term loan financing or use our senior unsecured credit facility, together with other sources of financing, to fund future acquisitions and capital improvements. We may not succeed in obtaining new financing on favorable terms, or at all, and we cannot predict the size or terms of future financings. Our failure to obtain new financing could adversely affect our ability to grow our business.

We intend to maintain a prudent capital structure and, while the ratio will vary from time to time, we generally intend to limit our ratio of indebtedness to EBITDA to no more than six to one. For purposes of calculating this ratio, we exclude preferred stock from indebtedness. In 2014, we obtained financing through debt financing having staggered maturities and intend to continue to do so in the future. Our debt includes, and may include in the future, debt secured by first priority mortgage liens on hotel properties and unsecured debt.

As of December 31, 2014, we were in compliance with the covenants under our debt agreements. We do not currently anticipate any change in circumstances that would impair our ability to continue to comply with these covenants.

We believe we will have adequate liquidity to meet requirements for scheduled maturities and principal repayments. However, we can provide no assurances that we will be able to refinance our indebtedness as it becomes due and, if refinanced, whether such refinancing will be available on favorable terms.

A summary of our debt at December 31, 2014 follows (dollars in thousands):

Lender	Interest Rate (1)	Amortization Period (Years)	Maturity Date	Number of Properties Encumbered	Principal Amount Outstanding

Senior Unsecured Credit Facility

Deutsche Bank AG New York Branch
$225 Million Revolver	2.07% Variable	n/a	October 10, 2017	n/a	$125,000
$75 Million Term Loan	3.94% Fixed (2)	n/a	October 10, 2018	n/a	75,000

Total Senior Unsecured Credit Facility					200,000

Mortgage Loans

ING Life Insurance and Annuity	6.10% Fixed	20	March 1, 2019	14	62,327
	4.55% Fixed	25	March 1, 2019	(cross-collateralized with other ING loan)	32,995
KeyBank National Association	4.46% Fixed	30	February 1, 2023	4	28,489
	4.52% Fixed	30	April 1, 2023	3	22,061
	4.30% Fixed	30	April 1, 2023	3	21,403
	4.95% Fixed	30	August 1, 2023	2	37,939
Bank of America Commercial Mortgage	6.41% Fixed	25	September 1, 2017	1	8,157
Merrill Lynch Mortgage Lending Inc.	6.38% Fixed	30	August 1, 2016	1	5,151
GE Capital Financial Inc.	5.39% Fixed	25	April 1, 2020	1	9,300
	5.39% Fixed	25	April 1, 2020	1	5,007
MetaBank	4.25% Fixed	20	August 1, 2018	1	7,104
Bank of Cascades	2.17% Variable	25	December 19, 2024	1	9,800
	4.30% Fixed	25	December 19, 2024	(cross-collateralized with other Bank of Cascades note)	9,800
Goldman Sachs	5.67% Fixed	25	July 6, 2016	2	13,787
Compass Bank	4.57% Fixed (3)	20	May 17, 2018	1	12,505
	2.57% Variable	25	May 6, 2020	3	24,637
General Electric Capital Corp.	5.39% Fixed	25	April 1, 2020	1	5,266
	5.39% Fixed	25	April 1, 2020	1	6,167
	4.82% Fixed	20	April 1, 2018	1	7,213
	5.03% Fixed	25	March 1, 2019	1	9,775
AIG	6.11% Fixed	20	January 1, 2016	1	12,938
Greenwich Capital Financial Products, Inc.	6.20% Fixed	30	January 6, 2016	1	22,711
Wells Fargo Bank, National Association	5.53% Fixed	25	October 1, 2015	1	3,523
	5.57% Fixed	25	January 1, 2016	1	6,038
U.S. Bank, NA	6.22% Fixed	30	November 1, 2016	1	17,536
	6.13% Fixed	25	November 11, 2021	1	11,819
	5.98% Fixed	30	March 8, 2016	1	13,085
Total Mortgage Loans				49	426,533

Total Debt				49	$626,533

(1)    The interest rates at December 31, 2014 above give effect to our use of interest rate derivatives, where applicable.

(2)    We entered into an interest rate derivative to effectively produce a fixed interest rate, however, the interest rate spread  over LIBOR may change based upon our Leverage Ratio, as defined in the credit facility documents.

(3)    An interest rate derivative instrument effectively converts 85% of this loan to a fixed rate.

Senior Unsecured Credit Facility

At December 31, 2014, we have a $300.0 million senior unsecured credit facility. Deutsche Bank AG New York Branch (“Deutsche Bank”) is the administrative agent and Deutsche Bank Securities Inc. is the sole lead arranger. The syndication of lenders includes Deutsche Bank, Bank of America, N.A., Royal Bank of Canada, Key Bank, Regions Bank, Fifth Third Bank, Raymond James Bank, N.A., and U.S. Bank National Association. Our existing and future subsidiaries that own or lease a hotel property that is included in the unencumbered borrowing base supporting the facility are required to guaranty this credit facility.

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

Outstanding borrowings on this credit facility are limited to the least of (i) the aggregate commitments of all of the lenders, (ii) the aggregate value of the unencumbered assets multiplied by 60%, less our consolidated unsecured indebtedness, all as calculated pursuant to the terms of the credit facility documentation,  and (iii) the principal amount that when drawn under the credit facility would result in an unsecured interest expense, calculated on a pro forma basis for the next consecutive four fiscal quarters after taking such draws into account, equal to 50% of the net operating income of the unencumbered assets, as adjusted pursuant to the credit facility documentation.

At December 31, 2014, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which, we had $200.0 million borrowed, $13.8 million in standby letters of credit, and $86.2 million available to borrow.

At February 20, 2015, 36 of our unencumbered hotel properties are included in the borrowing base supporting the senior unsecured credit facility. Thus, none of these properties is available to be leveraged with other indebtedness while included in the borrowing base. As a result, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which, we had $195.0 million borrowed, $13.8 million in standby letters of credit and $91.2 million available to borrow.

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

Unencumbered Assets. This credit facility is unsecured; however, borrowings are limited by the value of hotel properties that qualify as unencumbered assets supporting this credit facility. At December 31, 2014, 36 of our hotel properties qualify as, and are deemed to be, unencumbered assets that support this credit facility. Among other conditions, unencumbered assets must not be subject to liens or security interests, and the owner and operating lessee of such unencumbered asset must execute a guaranty supplement pursuant to which the owner and operating lessee become subsidiary guarantors of the credit facility. In addition, hotel properties may be added to or removed from the unencumbered asset pool at any time so long as there is a minimum of 20 hotel properties in the unencumbered asset pool, the unencumbered assets meet certain diversity requirements (such as limits on concentrations in any particular market), and the then-current borrowings on the credit facility do not exceed the maximum available under the credit facility given the availability limitations described above. Further, to be eligible as an unencumbered asset, the hotel property must: be franchised with a nationally-recognized franchisor; have been in operation a minimum of one year; satisfy certain ownership, management and operating lessee criteria; and not be subject to material defects, such as liens, title defects, environmental contamination and other standard lender criteria.

Mortgage Loans

At December 31, 2014, we had $426.5 million in mortgage loans. These loans are secured by first priority mortgage liens on hotel properties.

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

On March 28, 2014, we amended two loans with GE Capital Financial which are cross-collateralized by the Courtyard by Marriott and the SpringHill Suites by Marriott, both located in Scottsdale, AZ. The loans were amended to bear interest at a fixed rate of 5.39% and the maturity dates were extended to April 1, 2020.

On March 28, 2014, we amended two loans with General Electric Capital Corp. which are cross-collateralized by the Hilton Garden Inn (Lakeshore) and the Hilton Garden Inn (Liberty Park), both located in Birmingham, AL. Both loans were amended to bear interest at a fixed rate of 5.39% and the maturity dates were extended to April 1, 2020.

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

On December 19, 2014, we refinanced our loan with Bank of the Cascades and increased the amount financed by $7.9 million.  As part of the refinance the loan was split into two notes. Note A carries a variable interest rate of 30-day LIBOR plus 200 basis points and Note B carries a fixed interest rate of 4.30%. Both notes have an outstanding balances of $9.8 million, amortization periods of 25 years and maturity dates of December 19, 2024.

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

Capital Expenditures

In 2014, we spent $35.6 million on renovations, including $22.0 million on hotel properties that we owned prior to 2013 and $13.6 million on hotel properties acquired since the beginning of 2013.  We currently have renovations underway at 10 of our hotel properties.  We anticipate spending a total of $28.0 million to $38.0 million on hotel property renovations in 2015.  We expect to fund these renovations with cash provided by operations, working capital, borrowings under our senior unsecured credit facility, and other potential sources of capital, to the extent available to us.

In addition, the Company capitalized $6.9 million of other capital improvements at our hotels in 2014.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements. At December 31, 2014, we had $13.8 million in outstanding stand-by letters of credit, of which $0.7 million was supporting performance bonds and $13.1 million was supporting a purchase agreement for the Hampton Inn & Suites in downtown Minneapolis, MN described in “Contractual Obligations” below.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at December 31, 2014 (dollars in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years

Debt obligations (1)	$779,782	$41,530	$282,547	$150,471	$305,234
Operating lease obligations (2)	54,681	841	1,728	1,452	50,660
Purchase obligations (3)	7,086	7,086	—	—	—
Other long-term liabilities (4)	2,634	2,634	—	—	—
Total	$844,183	$52,091	$284,275	$151,923	$355,894

(1)         Amounts shown include amortization of principal, maturities, and estimated interest payments. Interest payments on our variable rate debt have been estimated using the interest rates in effect at December 31, 2014, after giving effect to our interest rate swaps.

(2)         Primarily ground leases and corporate office leases.

(3)         This amount represents purchase orders and executed contracts for renovation projects at our hotel properties.

(4)         This represents the remaining amounts to be advanced under a note funding obligation carrying an interest rate of 10.0% per annum paid monthly, an initial maturity date of May 13, 2017 with an option to extend the maturity date until May 13, 2018.

We have entered into a purchase agreement with a hotel property developer to acquire a Hampton Inn & Suites in downtown Minneapolis, MN for $38.7 million, which price includes change orders to date. The purchase is subject to certain conditions, including the completion of construction of the hotel in accordance with agreed upon architectural and engineering designs, receipt of a Hampton Inn & Suites franchise, and receipt of a certificate of occupancy. Therefore, there is no assurance that the acquisition will be completed. In January 2014, we issued a standby letter of credit for $13.1 million in support of this purchase agreement. This letter of credit was issued under our senior unsecured credit facility.  We anticipate acquiring this hotel property in the first half of 2015.

Inflation

Operators of hotel properties, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our management companies to raise room rates.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates:

Investment in Hotel Properties

Acquisitions. We allocate the purchase price based on the fair value of the acquired assets and assumed liabilities. We determine the acquisition-date fair values of all assets and assumed liabilities using methods similar to those used by independent appraisers, for example, using a discounted cash flow analysis that uses appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Acquisition costs are expensed as incurred. Changes in estimates and judgments related to the allocation of the purchase price could result in adjustments to our investment in hotel properties or intangible assets, which can affect depreciation and/or amortization expense and our results of operations.

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

Impairment of Hotel Properties. We monitor events and changes in circumstances for indicators that the carrying value of a hotel property or land held for development may be impaired. Additionally, we perform quarterly reviews to monitor the factors that could trigger an impairment. Factors that could trigger an impairment analysis include, among others: i) significant underperformance relative to historical or projected operating results, ii) significant changes in the manner of use of a property or the strategy of our overall business, iii) a significant increase in competition, iv) a significant adverse change in legal factors or regulations, and v) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific property and determine if our investment is recoverable based on the undiscounted future cash flows. If impairment is indicated, we estimate the fair value of the property and an adjustment is made to reduce the carrying value of the property to fair value. These assessments may affect the results of our operations.

Variable Interest Entities

We consolidate variable interest entities (“VIE”) if we determine that we are the primary beneficiary of the entity.  When evaluating the accounting for a VIE, we consider the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our decision-making role, if any, in those activities that significantly determine the entity’s economic performance relative to other economic interest holders.  We determine our rights, if any, to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE by considering the economic interest in the entity, regardless of form, which may include debt, equity, management and servicing fees, or other contractual arrangements.  We consider relevant factors of the entity’s design including the entity’s capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, and other contractual arrangements that may be economically significant.   Evaluating the accounting for a VIE requires the exercise of significant professional judgment.

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

Income Taxes

Commencing with our short taxable year ended December 31, 2011, we elected to be taxed as a REIT under certain provisions of the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, which does not necessarily equal net income as calculated in accordance with GAAP. As a REIT, we generally will not be subject to federal income tax (other than taxes paid by our TRS) to the extent we currently distribute 100% of our REIT taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will be unable to re-elect REIT status until the fifth calendar year after the year in which we failed to quality as a REIT, unless we satisfy certain relief provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to be organized and operate in such a manner as to qualify for treatment as a REIT.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This guidance is effective for us on January 1, 2017.

Recent Developments

Equity

On January 2, 2015, we redeemed 20,691 Common Units, which had been tendered on December 15, 2014, for 20,691 shares of our common stock. On February 2, 2015, 94,256 Common Units were tendered for redemption, which we intend to redeem for 94,256 shares of our common stock on April 1, 2015.

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

At December 31, 2014, we were party to four interest rate derivative agreements, with a total notional amount of $103.0 million, where we receive variable-rate payments in exchange for making fixed-rate payments. These agreements are accounted for as cash flow hedges and have a termination value of $2.1 million.

At December 31, 2014, after giving effect to our interest rate derivative agreements, $465.2 million, or 74.3%, of our debt had fixed interest rates and $161.3 million, or 25.7%, had variable interest rates.  At December 31, 2013, after giving effect to our interest rate derivative agreements, $358.6 million, or 82.3%, of our debt had fixed interest rates and $77.0 million, or 17.7%, had variable interest rates. Assuming no increase in the level of our variable rate debt outstanding as of December 31, 2014, if interest rates increased by 1.0% our cash flow would decrease by approximately $1.6 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At December 31, 2014, we have $3.5 million of debt maturing in 2015. We have scheduled principal debt payments in 2015 totaling $14.6 million, of which $13.6 million has fixed interest rates.

Item 8.                                 Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are included on pages F-1 through F-39 of this Annual Report on Form 10-K and are incorporated by reference herein.

Item 9.                                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                        Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

•                                          provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and our expenditures are being made only in accordance with authorizations of our management and our board of directors; and

•                                          provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that we had effective internal control over financial reporting as of December 31, 2014.

Ernst & Young LLP, our independent registered public accounting firm, has issued an auditor’s attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. This report is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

We have implemented significant changes to our internal control over financial reporting throughout the course of the year ended December 31, 2014 to strengthen and improve our overall internal control structure. The changes to our internal control over financial reporting include the following:

•                                          Designing and implementing processes and procedures to perform monthly reconciliations of accounting information related to our hotels, which is included in our final consolidated financial statements, to the accounting information provided by our third party property managers for each individual hotel.

•                                          Designing and implementing processes and procedures to have our accounting staff perform monthly reconciliations of intercompany accounts.

•                                          Designing and implementing processes and procedures for the review of our consolidated financial statements and the accounting for acquisitions and dispositions of hotel properties and land held for development including, among others, a monthly review of undeveloped land inventory, and a more extensive, formalized review of acquisition and disposition transactions.

•                                          Hiring and developing additional finance and accounting personnel with the requisite experience and skills to maintain and improve our processes, procedures and internal control environment.

We believe that we have designed and implemented internal controls to remedy the material weakness identified in our Annual Report on Form 10-K filed for the year ended December 31, 2013.  We continue to work diligently to design and implement procedures and controls that we believe will further strengthen and improve our internal control structure and environment.

Item 9B.                        Other Information.

Additional Material Federal Income Tax Considerations

The following is a summary of additional material federal income tax considerations with respect to the ownership of our stock. This summary supplements and should be read together with the discussion under “Material Federal Income Tax Considerations” in the prospectus dated March 29, 2013 and filed as part of a registration statement on Form S-3 (No. 333-187624).

Asset Tests

As discussed in the prospectuses referenced above under “Additional Material Federal Income Tax Considerations” previously issued IRS guidance established a safe harbor addressing when a mortgage loan may be treated as a real estate asset for purpose of the 75% REIT asset test. IRS Revenue Procedure 2014-51 replaced that safe harbor with a new safe harbor. Under the new safe harbor, the IRS will not challenge a REIT’s treatment of a loan as being, in part, a qualifying real estate asset in an amount equal to the lesser of (1) the fair market value of the loan on the date of the relevant quarterly REIT asset testing date or (2) the greater of (a) the fair market value of the real property securing the loan on the date of the relevant quarterly REIT asset testing date or (b) the fair market value of the real property securing the loan determined as of the date the REIT committed to acquire the loan. We intend to invest in any mortgage loans in a manner that will enable us to continue to satisfy the asset test requirements.

Taxation of Taxable U.S. Stockholders

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

PART III

Item 10.                          Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Definitive Proxy Statement on Schedule 14A (the “2015 Proxy Statement”) for the 2015 Annual Meeting of Stockholders.

Item 11.                          Executive Compensation.

The information required by this item is incorporated by reference to the 2015 Proxy Statement.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the 2015 Proxy Statement.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the 2015 Proxy Statement.

Item 14.                          Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the 2015 Proxy Statement.

PART IV

Item 15.                          Exhibits and Financial Statement Schedules.

1.              Financial Statements:

Included herein at pages F-1 through F-35

2.              Financial Statement Schedules:

The following financial statement schedule is included herein at pages F-36 - F-39.

Schedule III — Real Estate and Accumulated Depreciation

3.              Exhibits:

See the Exhibit Index that appears after the signature page to this Annual Report on Form 10-K, which is incorporated herein by reference.

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: March 2, 2015	By:	/s/ Kerry W. Boekelheide
Kerry W. Boekelheide
Executive Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kerry W. Boekelheide	Executive Chairman of the Board	March 2, 2015
Kerry W. Boekelheide

/s/ Daniel P. Hansen	President, Chief Executive Officer and Director	March 2, 2015
Daniel P. Hansen	(principal executive officer)

/s/ Greg A. Dowell	Executive Vice President, Chief Financial	March 2, 2015
Greg A. Dowell	Officer and Treasurer

/s/ Paul Ruiz	Vice President and Chief Accounting Officer	March 2, 2015
Paul Ruiz

/s/ Bjorn R. L. Hanson	Director	March 2, 2015
Bjorn R. L. Hanson

/s/ Jeffrey W. Jones	Director	March 2, 2015
Jeffrey W. Jones

/s/ Kenneth J. Kay	Director	March 2, 2015
Kenneth J. Kay

/s/ Thomas W. Storey	Director	March 2, 2015
Thomas W. Storey

	Director	March 2, 2015
Wayne W. Wielgus

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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
10.9

Form of Lease Agreement between Summit Hotel OP, LP and TRS Lessee (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

10.10

Sourcing Agreement between Six Continents Hotel, Inc., d/b/a InterContinental Hotels Group, and Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on December 3, 2010)

10.11

Form of Incentive Award Agreement between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.2 to Quarterly Report of Form 10Q filed by Summit Hotel Properties, Inc. on May 5, 2012)*

10.12

Form of Stock Award Agreement (Performance Based Shares) between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 5, 2012)*

10.13

Form of Stock Award Agreement (Service-Based Shares) between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 5, 2012)*

10.14

Employment Agreement, dated May 28, 2014, between Summit Hotel Properties, Inc. and Kerry W. Boekelheide (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 6, 2014)*

10.15

Employment Agreement, dated May 28, 2014, between Summit Hotel Properties, Inc. and Daniel P. Hansen (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 6, 2014)*

10.16

Employment Agreement, dated May 28, 2014, between Summit Hotel Properties, Inc. and Craig J. Aniszewski (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 6, 2014)*

10.17

Employment Agreement, dated May 28, 2014, between Summit Hotel Properties, Inc. and Christopher R. Eng (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 6,

2014)*
10.18

Confidential Severance and Release Agreement, dated June 16, 2014, between Summit Hotel Properties, Inc. and Stuart J. Becker (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 6, 2014)*

10.19

Employment Agreement, dated September 11, 2014 and effective as of October 1, 2014, between Summit Hotel Properties, Inc. and Greg A. Dowell (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on September 11, 2014)*

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

† Filed herewithin

SUMMIT HOTEL PROPERTIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Summit Hotel Properties, Inc.

We have audited the accompanying consolidated balance sheets of Summit Hotel Properties, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the years ended December 31, 2014 and 2013. Our audits also included the financial statement schedule III as it relates to information included therein as of and for each of the two years in the period ending December 31, 2014. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Hotel Properties, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the information as of and for each of the two years in the period ending December 31, 2014 included in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 21 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective during the first quarter of 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework), and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Summit Hotel Properties, Inc.

We have audited Summit Hotel Properties, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Summit Hotel Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Summit Hotel Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Summit Hotel Properties, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended December 31, 2014 of Summit Hotel Properties, Inc. and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Summit Hotel Properties, Inc.:

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows of Summit Hotel Properties, Inc. and subsidiaries (the Company) for the year ended December 31, 2012.These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Summit Hotel Properties, Inc. and subsidiaries’ operations and their cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois
February 26, 2013 except as to notes 21 and 22, which are as of March 25, 2014

Summit Hotel Properties, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2014	2013
ASSETS

Investment in hotel properties, net	$1,339,415	$1,149,967
Investment in hotel properties under development	253	—
Land held for development	8,183	13,748
Assets held for sale	300	12,224
Cash and cash equivalents	38,581	46,706
Restricted cash	34,395	38,498
Trade receivables	7,681	7,231
Prepaid expenses and other	6,181	8,876
Derivative financial instruments	66	253
Deferred charges, net	9,641	10,270
Deferred tax asset, net	176	49
Other assets	14,152	6,654
Total assets	$1,459,024	$1,294,476

LIABILITIES AND EQUITY

Liabilities:
Debt	$626,533	$435,589
Accounts payable	7,271	7,583
Accrued expenses	38,062	27,154
Derivative financial instruments	1,957	1,772
Total liabilities	673,823	472,098

Commitments and contingencies (Note 13)

Equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized:
9.25% Series A - 2,000,000 shares issued and outstanding at December 31, 2014 and 2013 (aggregate liquidation preference of $50,398 at December 31, 2014 and 2013)	20	20
7.875% Series B - 3,000,000 shares issued and outstanding at December 31, 2014 and 2013 (aggregate liquidation preference of $75,324 at December 31, 2014 and 2013)	30	30
7.125% Series C - 3,400,000 shares issued and outstanding at December 31, 2014 and 2013 (aggregate liquidation preference of $85,522 at December 31, 2014 and 2013)	34	34
Common stock, $.01 par value per share, 500,000,000 shares authorized, 86,149,720 and 85,402,408 shares issued and outstanding at December 31, 2014 and 2013, respectively	861	854
Additional paid-in capital	888,191	882,858
Accumulated other comprehensive loss	(1,746)	(1,379)
Accumulated deficit and distributions	(107,779)	(72,577)
Total stockholders’ equity	779,611	809,840
Noncontrolling interests in operating partnership	5,590	4,722
Noncontrolling interests in joint venture	—	7,816
Total equity	785,201	822,378
Total liabilities and equity	$1,459,024	$1,294,476

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2014	2013	2012
Revenues:
Room	$380,472	$283,279	$154,600
Other hotel operations revenue	22,994	15,679	7,100
Total revenues	403,466	298,958	161,700

Expenses:
Hotel operating expenses:
Room	101,150	80,391	45,130
Other direct	55,388	39,815	21,284
Other indirect	104,959	78,136	44,028
Total hotel operating expenses	261,497	198,342	110,442
Depreciation and amortization	65,312	51,184	30,645
Corporate general and administrative	19,884	12,929	9,573
Hotel property acquisition costs	769	1,886	3,050
Loss on impairment of assets	8,847	1,369	660
Total expenses	356,309	265,710	154,370
Operating income	47,157	33,248	7,330

Other income (expense):
Interest expense	(26,968)	(20,137)	(14,909)
Other income (expense)	986	(1,592)	(96)
Total other expense, net	(25,982)	(21,729)	(15,005)
Income (loss) from continuing operations before income taxes	21,175	11,519	(7,675)
Income tax benefit (expense)	(744)	(4,894)	728
Income (loss) from continuing operations	20,431	6,625	(6,947)
Income (loss) from discontinued operations	492	(728)	4,677
Net income (loss)	20,923	5,897	(2,270)

Income (loss) attributable to non-controlling interests:
Operating partnership	51	(297)	(1,194)
Joint venture	1	316	—
Net income (loss) attributable to Summit Hotel Properties, Inc.	20,871	5,878	(1,076)
Preferred dividends	(16,588)	(14,590)	(4,625)
Net income (loss) attributable to common stockholders	$4,283	$(8,712)	$(5,701)

Earnings per share:
Basic and diluted net income (loss) per share from continuing operations	$0.04	$(0.11)	$(0.28)
Basic and diluted net income (loss) per share from discontinued operations	0.01	(0.01)	0.11
Basic and diluted net income (loss) per share	$0.05	$(0.12)	$(0.17)

Weighted average common shares outstanding:
Basic	85,242	70,327	33,717
Diluted	85,566	70,327	33,717

Dividends per share	$0.46	$0.45	$0.45

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss)

 (in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net income (loss)	$20,923	$5,897	$(2,270)
Other comprehensive loss, net of tax:
Changes in fair value of derivative financial instruments	(371)	(881)	(639)
Total other comprehensive loss	(371)	(881)	(639)
Comprehensive income (loss)	20,552	5,016	(2,909)
Comprehensive income (loss) attributable to non-controlling interests:
Operating partnership	47	(327)	(1,305)
Joint venture	1	316	—
Comprehensive income (loss) attributable to Summit Hotel Properties, Inc.	20,504	5,027	(1,604)
Preferred dividends	(16,588)	(14,590)	(4,625)
Comprehensive income (loss) attributable to common stockholders	$3,916	$(9,563)	$(6,229)

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.

Consolidated Statements of Changes in Equity

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except share amounts)

						Accumulated
	Shares of		Shares of			Other	Accumulated	Total	Noncontrolling Interests
	Preferred	Preferred	Common	Common	Additional	Comprehensive	Deficit and	Shareholders’	Operating	Joint	Total
	Stock	Stock	Stock	Stock	Paid-In Capital	Income (Loss)	Distributions	Equity	Partnership	Venture	Equity
Balance at December 31, 2011	2,000,000	$20	27,278,000	$273	$288,902	$—	$(11,020)	$278,175	$41,274	$—	$319,449
Net proceeds from sale of common stock	—	—	13,800,000	138	106,267	—	—	106,405	—	—	106,405
Net proceeds from sale of preferred stock	3,000,000	30	—	—	72,423	—	—	72,453	—	—	72,453
Common stock redemption of common units	—	—	4,873,625	49	205	—	—	254	(254)	—	—
Dividends paid	—	—	—	—	—	—	(19,889)	(19,889)	(3,177)	—	(23,066)
Equity-based compensation	—	—	208,027	2	1,023	—	—	1,025	180	—	1,205
Other comprehensive income (loss)	—	—	—	—	—	(528)	—	(528)	(111)	—	(639)
Net income (loss)	—	—	—	—	—	—	(1,076)	(1,076)	(1,194)	—	(2,270)
Balance at December 31, 2012	5,000,000	50	46,159,652	462	468,820	(528)	(31,985)	436,819	36,718	—	473,537
Net proceeds from sale of common stock	—	—	34,500,000	345	299,727	—	—	300,072	—	—	300,072
Net proceeds from sale of preferred stock	3,400,000	34	—	—	81,689	—	—	81,723	—	—	81,723
Common stock redemption of common units	—	—	4,414,950	44	30,574	—	—	30,618	(30,618)	—	—
Contribution by noncontrolling interests in joint venture	—	—	—	—	—	—	—	—	—	7,500	7,500
Dividends paid	—	—	—	—	—	—	(46,470)	(46,470)	(1,124)	—	(47,594)
Equity-based compensation	—	—	327,806	3	2,048	—	—	2,051	73	—	2,124
Other comprehensive income (loss)	—	—	—	—	—	(851)	—	(851)	(30)	—	(881)
Net income (loss)	—	—	—	—	—	—	5,878	5,878	(297)	316	5,897
Balance at December 31, 2013	8,400,000	84	85,402,408	854	882,858	(1,379)	(72,577)	809,840	4,722	7,816	822,378
Common stock redemption of common units	—	—	438,631	4	2,425	—	—	2,429	(2,429)	—	—
Common units issued for acquisition	—	—	—	—	—	—	—	—	3,685	—	3,685
Acquisition of non-controlling interest in joint venture	—	—	—	—	(415)	—	—	(415)	—	(7,817)	(8,232)
Dividends paid	—	—	—	—	—	—	(56,073)	(56,073)	(477)	—	(56,550)
Equity-based compensation	—	—	321,269	3	3,479	—	—	3,482	42	—	3,524
Other	—	—	(12,588)	—	(156)	—	—	(156)	—	—	(156)
Other comprehensive income (loss)	—	—	—	—	—	(367)	—	(367)	(4)	—	(371)
Net income	—	—	—	—	—	—	20,871	20,871	51	1	20,923
Balance at December 31, 2014	8,400,000	$84	86,149,720	$861	$888,191	$(1,746)	$(107,779)	$779,611	$5,590	$—	$785,201

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$20,923	$5,897	$(2,270)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,325	53,143	34,871
Amortization of prepaid lease	47	47	73
Loss on impairment of assets	9,247	9,044	2,965
Equity-based compensation	3,524	2,124	1,205
Deferred tax asset	(127)	3,948	(1,801)
Gain on disposal of assets	(446)	(4,308)	(2,811)
(Gain) loss on derivative financial instruments	1	(2)	2
Changes in operating assets and liabilities:
Restricted cash - operating	(631)	(1,309)	(69)
Trade receivables	(419)	(1,753)	(1,424)
Prepaid expenses and other	3,618	(3,654)	(1,043)
Accounts payable and accrued expenses	1,077	9,259	5,005
NET CASH PROVIDED BY OPERATING ACTIVITIES	102,139	72,436	34,703

INVESTING ACTIVITIES
Acquisitions of hotel properties	(177,820)	(441,573)	(216,892)
Acquisition of non-controlling interest in joint venture	(8,232)	—	—
Investment in hotel properties under development	(253)	—	(10,303)
Acquisition of land held for development	—	(2,800)	—
Improvements and additions to hotel properties	(42,432)	(53,222)	(29,396)
Amounts extended under note funding obligation	(7,366)	—	—
Purchases of office furniture and equipment	—	(398)	(210)
Proceeds from asset dispositions, net of closing costs	19,280	52,850	25,887
(Increase) decrease in restricted cash - FF&E reserve	16,275	(22,291)	(2,091)
NET USED IN INVESTING ACTIVITIES	(200,548)	(467,434)	(233,005)

FINANCING ACTIVITIES
Proceeds from issuance of debt	263,601	587,245	130,659
Principal payments on debt	(115,829)	(497,801)	(82,312)
Financing fees on debt	(782)	(3,421)	(2,394)
Proceeds from equity offerings, net of offering costs	—	381,795	178,858
Proceeds from contribution by joint venture partner	—	7,500	—
Dividends paid	(56,550)	(47,594)	(23,066)
Other	(156)	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	90,284	427,724	201,745

Net change in cash and cash equivalents	(8,125)	32,726	3,443

CASH AND CASH EQUIVALENTS
Beginning of period	46,706	13,980	10,537

End of period	$38,581	$46,706	$13,980

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash payments for interest	$26,744	$19,989	$15,592

Capitalized interest	$253	$400	$53

Cash payments for income taxes, net of refunds	$926	$681	$433

Mortgage debt assumed for acquisitions of hotel properties	$43,172	$33,532	$47,162

Fair value of common units issued for acquisition of hotel	$3,685	$—	$—

See Notes to Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Summit Hotel Properties, Inc. (the “Company”) is a self-managed hotel investment company that was organized on June 30, 2010 as a Maryland corporation. The Company holds both general and limited partnership interests in Summit Hotel OP, LP (the “Operating Partnership”), a Delaware limited partnership also organized on June 30, 2010. On February 14, 2011, the Company closed on its initial public offering (“IPO”) and completed certain formation transactions, including the merger of Summit Hotel Properties, LLC (the “Predecessor”) with and into the Operating Partnership (the “Merger”). Unless the context otherwise requires, “we”, “us”, and “our” refer to the Company and its subsidiaries.

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

At December 31, 2014, our portfolio consists of 90 Upscale and Upper-midscale hotels with a total of 11,463 guestrooms located in 21 states. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our short taxable year ended December 31, 2011. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, substantially all of our hotels are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiary (“TRS”). We indirectly own 100% of the outstanding equity interests in all of our TRS Lessees.

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

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses in the reporting period. Actual results could differ from those estimates.

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

Investment in Hotel Properties

We allocate the purchase price of hotel acquisitions based on the fair value of the acquired assets and assumed liabilities. We determine the acquisition-date fair values of all assets and assumed liabilities using methods similar to those used by independent appraisers, for example, using a discounted cash flow analysis that uses appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Acquisition costs are expensed as incurred.

Our hotel properties and related assets are recorded at cost, less accumulated depreciation. We capitalize the costs of significant additions and improvements that materially extend a property’s life. These costs may include hotel refurbishment, renovation, and remodeling expenditures. We expense the cost of repairs and maintenance.

We generally depreciate our hotel properties and related assets using the straight-line method over their estimated useful lives as follows:

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

We monitor events and changes in circumstances for indicators that the carrying value of a hotel property or land held for development may be impaired. Additionally, we perform a quarterly formalized review to monitor the factors that could trigger an impairment.  Factors that could trigger an impairment analysis include, among others: i) significant underperformance relative to historical or projected operating results, ii) significant changes in the manner of use of a property or the strategy of our overall business, including changes in the estimated holding periods for hotel properties and land parcels, iii) a significant increase in competition, iv) a significant adverse change in legal factors or regulations, and v) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows of the specific property and determine if the investment is recoverable. If impairment is indicated, we estimate the fair value of the property based on discounted cash flows or sales price if the property is under contract and an adjustment is made to reduce the carrying value of the property to fair value.

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

Variable Interest Entities

We consolidate variable interest entities (“VIE”) if we determine that we are the primary beneficiary of the entity.  When evaluating the accounting for a VIE, we consider the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our decision-making role, if any, in those activities that significantly determine the entity’s economic performance relative to other economic interest holders.  We determine our rights, if any, to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE by considering the economic interest in the entity, regardless of form, which may include debt, equity, management and servicing fees, or other contractual arrangements.  We consider relevant factors of the entity’s design including the entity’s capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, and other contractual arrangements that may be economically significant.   Evaluating the accounting for a VIE requires the exercise of significant professional judgment.

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

We review the collectability of our trade receivables monthly. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.1 million and $0.2 million at December 31, 2014 and 2013, respectively. Bad debt expense was $0.4 million in 2014, $0.6 million in 2013 and $0.2 million in 2012.

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

We elected not to use the fair value option for cash and cash equivalents, restricted cash, trade receivables, prepaid expenses and other, debt, accounts payable, and accrued expenses. With the exception of our fixed-rate debt (See Note 11 — Debt), the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the current presentation and industry practice.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going

Concern”, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This guidance is effective for us on January 1, 2017.

NOTE 3 - HOTEL PROPERTY ACQUISITIONS

Hotel property acquisitions in 2014 and 2013 are as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Purchase Price	Debt Assumed

2014:
January 9	Hilton Garden Inn	Houston, TX	$37,500	$17,846
January 10	Hampton Inn	Santa Barbara (Goleta), CA	27,900	12,037
January 24	Four Points by Sheraton	San Francisco, CA	21,250	—
March 14	DoubleTree by Hilton	San Francisco, CA	39,060	13,289
August 15	Hilton Garden Inn	Houston (Energy Corridor), TX	36,000	—
September 9	Hampton Inn & Suites	Austin, TX	53,000	—

Total 2014		6 hotel properties	$214,710	$43,172

2013:
January 22	Hyatt Place	Chicago (Hoffman Estates), IL	$9,230	$—
January 22	Hyatt Place	Orlando (Convention), FL	12,252	—
January 22	Hyatt Place	Orlando (Universal), FL	11,843	—
February 11	Holiday Inn Express & Suites	San Francisco, CA	60,500	23,423
March 11	SpringHill Suites by Marriott	New Orleans, LA	33,095	—
March 11	Courtyard by Marriott	New Orleans (Convention), LA	30,827	—
March 11	Courtyard by Marriott	New Orleans (French Quarter), LA	25,683	—
March 11	Courtyard by Marriott	New Orleans (Metairie), LA	23,539	—
March 11	Residence Inn by Marriott	New Orleans (Metairie), LA	19,890	—
April 30	Hilton Garden Inn	Greenville, SC	15,250	—
May 21	Holiday Inn Express & Suites	Minneapolis (Minnetonka), MN	6,900	3,724
May 21	Hilton Garden Inn	Minneapolis (Eden Prairie), MN	10,200	6,385
May 23	Fairfield Inn & Suites by Marriott	Louisville, KY	25,023	—
May 23	SpringHill Suites by Marriott	Louisville, KY	39,138	—
May 23	Courtyard by Marriott	Indianapolis, IN	58,634	—
May 23	SpringHill Suites by Marriott	Indianapolis, IN	30,205	—
October 1	Hampton Inn & Suites	Ventura (Camarillo), CA	15,750	—
October 8	Hampton Inn & Suites	San Diego (Poway), CA	15,150	—
December 31	Hyatt Place	Minneapolis, MN	32,506	—

Total 2013		19 hotel properties	$475,615	$33,532

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

	2014	2013

Land	$11,400	$61,776
Hotel buildings and improvements	199,573	395,543
Furniture, fixtures and equipment	5,489	18,296
Other assets	11,625	11,273
Total assets acquired	228,087	486,888
Less debt assumed	(43,172)	(33,532)
Less lease liability assumed	(1,752)	—
Less other liabilities	(2,671)	(1,480)
Net assets acquired	$180,492	$451,876

In connection with our acquisition of the Hyatt Place in Minneapolis, MN on December 31, 2013, the outstanding principal balance of our first mortgage loan receivable and related capitalized interest, totaling $20.7 million, was credited to us as part of the purchase price consideration.

Total revenues and net income for hotel properties acquired in 2014 and 2013, which are included in our consolidated statements of operations for the years ended December 31, 2014 and 2013, are as follows (in thousands):

	2014 Acquisitions	2013 Acquisitions
	2014	2014	2013

Revenues	$37,655	$122,732	$76,675
Net income	$4,977	$21,974	$13,399

The results of operations of acquired hotel properties are included in the consolidated statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information presents the results of operations as if the 2014 and 2013 acquisitions had taken place on January 1, 2013. The unaudited condensed pro forma information excludes discontinued operations and disposed properties after the adoption of ASU 2014-08 which were not classified as discontinued operations, is for comparative purposes only, and is not necessarily indicative of what actual results of operations would have been had the hotel acquisitions taken place on January 1, 2013. This information does not purport to represent results of operations for future periods.

The unaudited condensed pro forma financial information for 2014 and 2013, assuming the hotel properties acquired in 2014 and 2013 were acquired at the beginning of 2013, are as follows (in thousands, except per share):

	2014	2013
	(unaudited)

Revenues	$419,595	$379,606

Net income	$23,419	$17,750
Net income attributable to common stockholders	$6,656	$2,979

Net income per share attributable to common stockholders - basic and diluted	$0.08	$0.04

NOTE 4 - INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties at December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013

Land	$164,570	$154,831
Hotel buildings and improvements	1,202,451	993,372
Construction in progress	15,609	24,242
Furniture, fixtures and equipment	136,456	142,976
	1,519,086	1,315,421
Less accumulated depreciation	179,671	165,454
	$1,339,415	$1,149,967

Depreciation expense was $63.3 million, $48.9 million and $28.0 million for 2014, 2013 and 2012, respectively.

NOTE 5 - INVESTMENT IN HOTEL PROPERTIES UNDER DEVELOPMENT

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

NOTE 6 - ASSETS HELD FOR SALE

Assets held for sale at December 31, 2014 and 2013 include (in thousands):

	2014	2013

Land	$300	$1,183
Hotel building and improvements	—	10,290
Furniture, fixtures and equipment	—	751
	$300	$12,224

At December 31, 2014, assets held for sale is comprised of a land parcel in Spokane, WA.

At December 31, 2013, assets held for sale include the AmericInn Hotel & Suites and the Aspen Hotel & Suites in Fort Smith, AR, which were sold on January 17, 2014, the Hampton Inn in Fort Smith, AR, which was sold on September 9, 2014, and a land parcel in Spokane, WA.

NOTE 7 - RESTRICTED CASH

Restricted cash at December 31, 2014 and 2013 includes (in thousands):

	2014	2013

Property taxes	$2,600	$2,124
Insurance	508	59
FF&E reserves	30,301	35,823
Other funds in escrow	986	492
	$34,395	$38,498

NOTE 8 - PREPAID EXPENSES AND OTHER

Prepaid expenses and other at December 31, 2014 and 2013 include (in thousands):

	2014	2013

Earnest money and funds in escrow	$1,738	$5,115
Prepaid insurance	1,122	1,316
Other	3,321	2,445
	$6,181	$8,876

NOTE 9 - DEFERRED CHARGES

Deferred charges at December 31, 2014 and 2013 include (in thousands):

	2014	2013

Initial franchise fees	$6,435	$5,957
Deferred financing costs	8,628	7,846
	15,063	13,803
Less accumulated amortization	5,422	3,533
Total	$9,641	$10,270

Amortization expense for 2014, 2013 and 2012 was (in thousands):

	2014	2013	2012

Initial franchise fees	$485	$411	$355
Deferred financing costs	1,549	1,854	2,288
	$2,034	$2,265	$2,643

Future amortization expense is expected to be (in thousands):

2015	$2,052
2016	1,740
2017	1,412
2018	922
2019	629
Thereafter	2,886
$9,641

NOTE 10 - OTHER ASSETS

Other assets at December 31, 2014 and 2013 include (in thousands):

	2014	2013

Prepaid land lease	$3,373	$3,420
Notes receivable	10,779	3,121
Other	—	113
	$14,152	$6,654

At December 31, 2014, the notes receivable balance detailed above includes amounts drawn under a note funding obligation carrying an interest rate of 10.0% per annum paid monthly, an initial maturity date of May 31, 2017 and an option to extend the maturity date until May 13, 2018.  Of the total $10.0 million note funding obligation, $7.4 million had been advanced at December 31, 2014.

On October 30, 2013, we sold the Fairfield Inn in Emporia, KS for $1.7 million and on December 19, 2013, we sold the Holiday Inn Express in Emporia, KS for $1.8 million.  We provided seller financing in the form of mortgage loans on these sales totaling $2.4 million.  These mortgage loans mature in the first quarter of 2015 and are included in notes receivable in the table above at December 31, 2014 and 2013.

NOTE 11 - DEBT

At December 31, 2014, our indebtedness is comprised of borrowings under a $300.0 million senior unsecured credit facility and indebtedness secured by first priority mortgage liens on various hotel properties.  At December 31, 2014 and 2013 our outstanding indebtedness included (in thousands):

Lender	Note Reference	Interest Rate (a)	Amortization Period (Years)	Maturity Date	Number of Properties Encumbered at December 31, 2014	2014	2013

Senior Unsecured Credit Facility
Deutsche Bank AG New York Branch	(b)
$225 Million Revolver		2.07% Variable	n/a	October 10, 2017	n/a	$125,000	$—
$75 Million Term Loan		3.94% Fixed	n/a	October 10, 2018	n/a	75,000	75,000
Total Senior Unsecured Credit Facility						200,000	75,000

Mortgage Loans
ING Life Insurance and Annuity	(c)	6.10% Fixed	20	March 1, 2019	14	62,327	64,309
	(c)	4.55% Fixed	25	March 1, 2019	(cross-collateralized with other ING loan)	32,995	33,754
KeyBank National Association	(d)	4.46% Fixed	30	February 1. 2023	4	28,489	28,965
	(e)	4.52% Fixed	30	April 1, 2023	3	22,061	22,421
	(f)	4.30% Fixed	30	April 1, 2023	3	21,403	21,767
	(g)	4.95% Fixed	30	August 1, 2023	2	37,939	38,497
Bank of America Commercial Mortgage	(h)	6.41% Fixed	25	September 1, 2017	1	8,157	8,382
Merrill Lynch Mortgage Lending Inc.	(i)	6.38% Fixed	30	August 1, 2016	1	5,151	5,249
GE Capital Financial Inc.	(j)	5.39% Fixed	25	April 1, 2020	1	9,300	9,476
	(j)	5.39% Fixed	25	April 1, 2020	1	5,007	5,103
MetaBank	(k)	4.25% Fixed	20	August 1, 2018	1	7,104	7,348
Bank of Cascades	(l)	4.66% Fixed	25	September 30, 2021	n/a	—	11,986
	(l)	2.17% Variable	25	December 19, 2024	1	9,800	—
	(l)	4.30% Fixed	25	December 19, 2024	(cross-collateralized with other Bank of Cascades note)	9,800	—
Goldman Sachs	(m)	5.67% Fixed	25	July 6, 2016	2	13,787	14,090
Compass Bank	(n)	4.57% Fixed	20	May 17, 2018	1	12,505	13,325
	(o)	2.57% Variable	25	May 6, 2020	3	24,637	—
General Electric Capital Corporation	(p)	5.39% Fixed	25	April 1, 2020	1	5,266	5,371
	(p)	5.39% Fixed	25	April 1, 2020	1	6,167	6,290
	(q)	4.82% Fixed	20	April 1, 2018	1	7,213	7,612
	(q)	5.03% Fixed	25	March 1, 2019	1	9,775	10,108
AIG	(r)	6.11% Fixed	20	January 1, 2016	1	12,938	13,516
Greenwich Capital Financial Products, Inc.	(s)	6.20% Fixed	30	January 6, 2016	1	22,711	23,107
Wells Fargo Bank, National Association	(t)	5.53% Fixed	25	October 1, 2015	1	3,523	3,652
	(u)	5.57% Fixed	25	January 1, 2016	1	6,038	6,261
U.S. Bank, NA	(v)	6.22% Fixed	30	November 1, 2016	1	17,536	—
	(w)	6.13% Fixed	25	November 11, 2021	1	11,819	—
	(x)	5.98% Fixed	30	March 8, 2016	1	13,085	—
Total Mortgage Loans					49	426,533	360,589
Total Debt					49	$626,533	$435,589

Notes:

(a) Interest rates at December 31, 2014 give effect to our use of interest rate swaps, where applicable.

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

The senior unsecured credit facility requires that no less than 20 of our hotel properties remain unencumbered, as defined in the credit facility documentation, and also requires compliance with covenants customary among our industry peers. The $225 Million Revolver matures on October 10, 2017 and can be extended to October 10, 2018 at our option, subject to certain conditions. The $75 Million Term Loan matures on October 10, 2018.

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

On December 27, 2013, we fully drew the $75 Million Term Loan. On September 5, 2013, we entered into an interest rate derivative with a notional value of $75.0 million that became effective on January 2, 2014 and matures on October 1, 2018. This interest rate derivative was designated a cash flow hedge and effectively fixes LIBOR at 2.04%.  The interest rate on the $75 Million Term Loan was 3.94% at January 2, 2014.

At December 31, 2014, 36 of our unencumbered hotel properties were included in the borrowing base for the senior unsecured credit facility, and are required to remain unencumbered. As a result, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which, we had $200.0 million borrowed, $13.8 million in standby letters of credit, and $86.2 million available to borrow.

(c) On August 1, 2013, we entered into a new $34.0 million loan with ING with a fixed rate of 4.55% and a maturity of August 1, 2038. ING has the right to call the loan in full on March 1st of 2019, 2024, 2029 and 2034. Simultaneously, we amended our existing loan with ING to (i) remove the Fairfield Inn & Suites and the Residence Inn, Germantown, TN; the Hampton Inn, Fort Smith, AR; and the Fairfield Inn, Lewisville, TX from the collateral and (ii) remove $3.9 million in letters of credit from the collateral. We also added the Courtyard by Marriott, Jackson, MS; the Hampton Inn & Suites, Ybor, FL; and the Courtyard by Marriott and the Residence Inn, Metairie, LA as collateral to the two notes, such that both ING loans are secured by the same 14 hotel properties and are cross-defaulted.

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

(j) On March 28, 2014, we amended two loans with GE Capital Financial, which are cross-collateralized by the Courtyard by Marriott and the SpringHill Suites by Marriott, both located in Scottsdale, AZ. The loans were amended to bear interest at a fixed rate of 5.39% and the maturity dates were extended to April 1, 2020.

(k) On July 26, 2013, we closed on a $7.4 million loan with a fixed rate of 4.25% and a maturity of August 1, 2018. This loan is secured by the Hyatt Place in Atlanta, GA. We may receive additional proceeds of $1.3 million after the Hyatt Place attains a required performance level prior to November 2015. This loan has a prepayment penalty of: (i) 3% until July 26, 2015, (ii) 2% until July 26, 2017, and (iii) 1% until February 1, 2018.

(l) On December 19, 2014, we refinanced our loan with Bank of the Cascades and increased the amount financed by $7.9 million.  As part of the refinance the loan was split into two notes. Note A carries a variable interest rate of 30-day LIBOR plus 200 basis points and Note B carries a fixed interest rate of 4.30%. Both notes have an outstanding balances of $9.8 million, amortization periods of 25 years and maturity dates of December 19, 2024.

(m) This loan is secured by the SpringHill Suites by Marriott and the Hampton Inn & Suites in Bloomington, MN. This loan is subject to defeasance if prepaid.

(n) This loan is secured by the Courtyard by Marriott in Flagstaff, AZ and has a variable interest rate of 30-day LIBOR plus 350 basis points (3.67% at December 31, 2014). On October 11, 2012, we entered into an interest rate derivative that effectively converted 85% of this loan to a fixed rate.

(o) On May 6, 2014, we closed on a $25.0 million loan with Compass Bank. The loan carries a variable rate of 30-day LIBOR plus 240 basis points, amortizes over 25 years, and has a May 6, 2020 maturity date. The loan is secured by first mortgage liens on the Hampton Inn & Suites hotels located in San Diego (Poway), CA, Ventura (Camarillo), CA and Fort Worth, TX.

(p) On March 28, 2014, we amended two loans with General Electric Capital Corp., which are cross - collateralized by the Hilton Garden Inn (Lakeshore) and the Hilton Garden Inn (Liberty Park), both located in Birmingham, AL. Both loans were amended to bear interest at a fixed rate of 5.39% and the maturity dates were extended to April 1, 2020.

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

(v) On January 9, 2014, as part of our acquisition of the 182-guestroom Hilton Garden Inn in Houston, TX, we assumed a $17.8 million mortgage loan with a fixed interest rate of 6.22%, an amortization period of 30 years, and a maturity date of November 1, 2016.

(w) On January 10, 2014, as part of our acquisition of the 98-guestroom Hampton Inn in Santa Barbara (Goleta), CA, we assumed a $12.0 million mortgage loan with a fixed interest rate of 6.133%, an amortization period of 25 years, and a maturity date of November 11, 2021.

(x) On March 14, 2014, as part of our acquisition of the 210-guestroom DoubleTree by Hilton in San Francisco, CA, we assumed a $13.3 million mortgage loan with a fixed interest rate of 5.98%, an amortization period of 30 years, and a maturity date of March 8, 2016.

On May 23, 2013, we closed on a $92.0 million variable rate senior secured interim loan with KeyBank and Regions Bank, with a maturity of November 23, 2013.  In the third quarter of 2013, we paid off the senior secured interim loan using proceeds from a new mortgage loan with KeyBank and proceeds from our September 19, 2013 common stock offering.

Our total fixed-rate and variable-rate debt at December 31, 2014 and 2013, after giving effect to our interest rate derivatives, are as follows (in thousands):

	2014	2013

Fixed-rate debt	$465,220	$358,590
Variable-rate debt	161,313	76,999
	$626,533	$435,589

Maturities of long-term debt for each of the next five years are as follows (in thousands):

2015	$14,638
2016	98,021
2017	141,893
2018	105,310
2019	16,318
Thereafter	250,353
$626,533

The weighted average interest rate for all borrowings was 4.35% and 5.03% at December 31, 2014 and 2013, respectively.

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique

Fixed-rate debt	$362,602	$349,517	$329,544	$319,429	Level 2 - Market approach

At December 31, 2014 and 2013, we had $102.6 million and $104.0 million, respectively, of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to “Note 18 - Derivative Financial Instruments and Hedging.”

NOTE 12 - ACCRUED EXPENSES

Accrued expenses at December 31, 2014 and 2013 include (in thousands):

	2014	2013

Accrued taxes	$13,346	$10,359
Accrued salaries and benefits	8,863	7,178
Accrued interest	2,095	1,721
Accrued expenses at hotels and other	13,758	7,896
	$38,062	$27,154

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Ground Leases

We lease land for one hotel property in Duluth, GA under the terms of an operating ground lease agreement expiring April 1, 2069. We also have two prepaid land leases for two hotel properties in Portland, OR which expire in June of 2084 and have a remaining prepaid balance of $3.4 million and $3.4 million at December 31, 2014 and 2013, respectively.  We have one option to extend these leases for an additional 14 years. We lease land for one hotel property in Houston (Galleria Area), TX under the terms of an operating ground lease agreement with an initial termination date of April 20, 2053 with one option to extend for an additional 10 years.  We lease land for one hotel property in Austin, TX with an initial lease termination date of May 31, 2050.  Total rent expense for these leases for 2014, 2013 and 2012 was $1.1 million, $0.5 million and $0.5 million and, respectively.

Future minimum rental payments for noncancelable operating leases with a remaining term in excess of one year are as follows (in thousands):

2015	$817
2016	830
2017	836
2018	728
2019	719
Thereafter	50,660
$54,590

In addition, we lease land for one hotel property in Garden City, NY under a PILOT (payment in lieu of taxes) lease. We pay a reduced amount of property tax each year of the lease as rent. The lease expires on December 31, 2019. Upon expiration of the lease, we expect to exercise our right to acquire a fee simple interest in the hotel for nominal consideration.

Franchise Agreements

All of our hotel properties operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 20 years with various extension provisions. Each franchisor receives franchise fees ranging from 2% to 6% of each hotel property’s gross revenue, and some agreements require that we pay marketing fees of up to 4% of gross revenue. In addition, some of these franchise agreements require that we deposit a percentage of the hotel property’s gross revenue, generally not more than 5%, into a reserve fund for capital expenditures. In 2014, 2013 and 2012, we expensed fees related to our franchise agreements of $33.6 million, $27.7 million and $20.7 million, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various third-party management companies. The terms of our management agreements range from three to twenty-five years with various extension provisions. Each management company receives a base management fee, generally a percentage of total hotel property revenues. In some cases there are also monthly fees for certain services, such as accounting, based on number of rooms. Generally there are also incentive fees based on attaining certain financial thresholds. In 2014, 2013 and 2012, we expensed fees related to our hotel management agreements of $16.1 million, $13.5 million and $9.2 million, respectively.

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

Departure of Executive Officer

As previously reported, at the end of May 2014, Stuart J. Becker resigned from his position as Executive Vice President, Chief Financial Officer and Treasurer of the Company. On June 16, 2014, in connection with Mr. Becker’s resignation, the Company entered into a severance and release agreement with Mr. Becker (the “Agreement”). The Agreement became effective on June 19, 2014 and provided for Mr. Becker’s resignation effective as of May 27, 2014. The Agreement also provides for the following: (i) a release by Mr. Becker of all claims against the Company, its affiliates and other parties; (ii) a covenant by Mr. Becker not to solicit the Company’s employees for employment for a period of one year, and confidentiality and non-disparagement covenants; (iii) a severance payment to Mr. Becker in the gross amount of $348,289 (equal to Mr. Becker’s 2013 base salary plus payment for all accrued and unused vacation), less applicable payroll deductions, all of which was paid in a single lump sum in July 2014; (iv) payment to Mr. Becker for up to twelve months of COBRA premiums; and (v) accelerated vesting of all restricted shares of common stock and options previously awarded to Mr. Becker.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business; however, we are not currently aware of any actions against us that we believe would have a material effect on our financial condition or results of operations.

NOTE 14 - EQUITY

Common Stock

The Company is authorized to issue up to 500,000,000 shares of common stock, $0.01 par value per share.  Holders of our common stock are entitled to receive dividends on such stock when, as and if authorized by our board of directors out of assets legally available therefor and declared by us and to share ratably in the assets of our company legally available for distribution to our stockholders in the event of our liquidation, dissolution or winding up after payment of or adequate provision is made for all known debts and liabilities of our company.  Each outstanding share of our common stock entitles the holder to one vote on all matters submitted to a vote of stockholders, including the election of directors and, except as may be provided with respect to any other class or series of stock, the holders of such shares possess the exclusive voting power.

During the year ended December 31, 2014, we issued 438,631 shares of common stock to limited partners of the Operating Partnership upon redemption of their Common Units.

On May 28, 2014, we issued 278,916 shares of common stock to our executive officers and employees pursuant to our 2011 Equity

Incentive Plan. Of the total shares issued on May 28, 2014, 1,756 were forfeited during 2014. During the year ended December 31, 2014, we issued 32,317 shares of common stock to our directors pursuant to our 2011 Equity Incentive Plan, 7,539 shares of common stock to one of our independent directors in lieu of cash for director fees, and 4,253 shares of common stock upon the cashless exercise of outstanding stock options with an exercise price of $9.75 per share.  Upon vesting of outstanding restricted stock, 12,588 shares were withheld to cover employee tax obligations.

During the year ended December 31, 2013, we issued 4,414,950 shares of common stock to limited partners of the Operating Partnership upon redemption of their Common Units.

On September 19, 2013, we completed an underwritten public offering of 17,250,000 shares of common stock. Net proceeds were $152.0 million, after the underwriting discount and offering-related expenses of $6.5 million. We used the proceeds to fund hotel property acquisitions, to pay off our senior secured interim loan, and to pay down our senior secured revolving credit facility.

On March 1, 2013, we issued 292,090 shares of common stock to our executive officers and employees pursuant to our 2011 Equity

Incentive Plan. During the year ended December 31, 2013, we issued 29,228 shares of common stock to our directors pursuant to our 2011 Equity Incentive Plan and 6,488 shares of common stock to one of our independent directors in lieu of cash for director fees.

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

At December 31, 2014 and 2013, unaffiliated third parties owned 784,968 and 811,425, respectively, of Common Units of the Operating Partnership, representing an approximate 1% limited partnership interest in the Operating Partnership.

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

NOTE 15 - BENEFIT PLANS

On August 1, 2011, we initiated a qualified contributory retirement plan (the “Plan”), under Section 401(k) of the Internal Revenue Code which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions may be made to the Plan by employees. The Plan is a Safe Harbor Plan and requires a mandatory employer contribution. The employer contribution expense for the years ended December 31, 2014, 2013 and 2012 was $0.2 million, $0.1 million and $0.1 million, respectively.

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

At December 31, 2014 and 2013, the Company had reserved 9,669,896 and 10,485,951 shares of common stock, respectively, for the issuance of common stock (i) upon the exercise of stock options, issuance of time-based restricted stock awards, issuance of performance-based restricted stock awards, grants of director stock awards, or other awards issued pursuant to the Company’s 2011 Equity Incentive Plan, (ii) upon redemption of Common Units, or (iii) under the ATM offering.

Stock Options

Concurrent with the completion of our IPO, we granted options to our executive officers to purchase 940,000 shares of common stock. These options have an exercise price of $9.75 per share, the market value of the common stock on the date of grant, and vest ratably over five years based on continued service, or upon a change in control.

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

The following table summarizes stock option activity under our 2011 Equity Incentive Plan for 2014 and 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value (Current Value Less Exercise Price)
		(per share)	(in years)	(in thousands)
Outstanding at December 31, 2012	893,000	9.75
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2013	893,000	9.75
Granted	—	—
Exercised	(47,000)	9.75
Forfeited	—	—
Outstanding at December 31, 2014	846,000	$9.75	6.2	$2,276
Exercisable at December 31, 2014	507,600	$9.75	6.2	$1,365

All stock options outstanding at December 31, 2014 are vested or expected to vest.  During the years ended December 31, 2014, 2013, and 2012, the total fair value of stock options that vested was $0.7 million, $0.6 million and $0.6 million, respectively.

The intrinsic value of outstanding options and exercisable options at December 31, 2014 was $2.3 million and $1.4 million, respectively.  At December 31, 2013, the exercise price of our outstanding options exceeded the market price of our common stock, resulting in no intrinsic value.

Time-Based Restricted Stock Awards

On May 28, 2014, we awarded time-based restricted stock awards for 116,981 shares of common stock to our executive officers and management. These awards vest over a three year period based on continued service (25% on May 27, 2015 and 2016 and 50% on May 27, 2017), or upon a change in control.

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

The fair value of time-based restricted stock awards granted is calculated based on the market value on the date of grant.

The following table summarizes time-based restricted stock activity under our 2011 Equity Incentive Plan for 2014 and 2013:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested December 31, 2012	82,603	$7.78
Granted	106,518	9.78
Vested	(27,534)	7.78
Forfeited	—	—
Non-vested December 31, 2013	161,587	9.10
Granted	116,981	9.82
Vested	(95,696)	8.63
Forfeited	(1,756)	9.82
Non-vested December 31, 2014	181,116	$9.81	$2,253

The severance and release agreement between the Company and Stuart J. Becker described above, provided for accelerated vesting of all restricted shares of common stock previously granted to Mr. Becker. On the effective date of the severance and release agreement, the restrictions lapsed on 23,035 common shares granted under time-based restricted stock awards.

During the years ended December 31, 2014, 2013, and 2012, the total fair value of time-based restricted stock awards that vested was $0.8 million, $0.2 million and $0.2 million, respectively.

Performance-Based Restricted Stock Awards

On May 28, 2014, March 1, 2013 and April 25, 2012 we awarded performance-based restricted stock awards for 161,935, 185,572 and 82,602 shares, respectively, of common stock to our executive officers. These awards vest ratably on January 1 in each year of the three-year period following the grant date subject to the attainment of certain performance goals and continued service, or upon a change in control.

The severance and release agreement between the Company and Stuart J. Becker described above, provided for accelerated vesting of all restricted shares of common stock previously granted to Mr. Becker.  On the effective date of the severance and release agreement, the restrictions lapsed on 45,551 common shares granted under performance-based restricted stock awards.

Other than the accelerated vesting detailed in the previous paragraph, no performance-based restricted stock awards vested during 2014 or 2013 because performance goals were not met. The holders of these awards have the right to vote the related shares of common stock and any dividends declared will be accumulated and will be subject to the same vesting conditions as the awards.

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

	2014	2013

Expected dividend yield	4.48%	4.52%
Expected stock price volatility	27.9%	38.5%
Risk-free interest rate	0.06 - 0.60%	0.147 - 0.513%
Monte Carlo iterations	100,000	100,000
Weighted average estimated fair value of performance-based restricted stock awards	$7.12	$7.09

The expected dividend yield was calculated based on our annual expected dividend payments at the time of grant. The expected volatility was based on historical price changes of our common stock for a period comparable to the performance period. The risk-free interest rates were interpolated from the Federal Reserve Bond Equivalent Yield rates for “on-the-run” U.S. Treasury securities.

The following table summarizes performance-based restricted stock activity under our 2011 Equity Incentive Plan for 2014 and 2013:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)

Non-vested December 31, 2012	82,602	$7.78
Granted	185,572	7.09
Vested	—	—
Forfeited	—	—
Non-vested December 31, 2013	268,174	6.48
Granted	161,935	7.12
Vested	(45,551)	6.50
Forfeited	—	—
Non-vested December 31, 2014	384,558	$6.75	$4,784

Director Stock Awards

In 2014 and 2013, we granted 32,317 and 29,228 shares of common stock, respectively, to our non-employee directors as a part of our director compensation program. These grants were made under our 2011 Equity Incentive Plan and were vested upon grant.

Our non-employee directors have the option to receive shares of our common stock in lieu of cash for their director fees. In 2014 and 2013, we issued 7,539 and 6,488 shares of common stock, respectively, for director fees.

Equity-Based Compensation Expense

Equity-based compensation expense included in corporate general and administrative in the Consolidated Statements of Operations for 2014, 2013, and 2012 was (in thousands):

	2014	2013	2012

Stock options	$675	$622	$700
Time-based restricted stock	960	611	214
Performance-based restricted stock	1,483	548	171
Director stock	406	343	120
	$3,524	$2,124	$1,205

We recognize equity-based compensation expense ratably over the vesting terms. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards was $2.8 million at December 31, 2014. We expect to recognize this cost over a remaining weighted-average period of 0.9 years with $2.0 million, $0.7 million and $0.1 million being recognized in 2015, 2016 and 2017, respectively.

NOTE 17 - LOSS ON IMPAIRMENT OF ASSETS

In 2014, we recognized a loss on impairment of assets of $0.4 million related to the Hampton Inn in Fort Smith, AR. This property was classified as held for sale prior to the Company’s adoption of ASU No. 2014-08 and its operating results, including impairment charges, were included in discontinued operations.

In addition, during 2014, we recognized a loss on impairment of assets of $8.2 million related to the Country Inn & Suites and three adjacent land parcels totaling 5.64 acres in San Antonio, TX, which was sold in the fourth quarter of 2014, and a loss on impairment of $0.7 million related to a land parcel in Spokane, WA.  These losses on impairment of assets were charged to operations.

In 2013, we recognized a loss on impairment of assets totaling $7.7 million related to the Courtyard by Marriott in Memphis, TN; the SpringHill Suites in Lithia Springs, GA; the Hampton Inn, the AmericInn Hotel & Suites and the Aspen Hotel & Suites in Fort Smith, AR; the AmericInn Hotel & Suites in Salina, KS and the Fairfield Inn and Holiday Inn Express in Emporia, KS.  These hotel properties were sold in 2013 or classified as held for sale at December 31, 2013, and their operating results, including the loss on impairment, are included in discontinued operations. In addition, we recognized a loss on impairment of assets related to a land parcel in El Paso, TX that was sold in 2013 and a land parcel in Spokane, WA that was held for sale at December 31, 2013. As a result, a loss on impairment of assets totaling $1.4 million was charged to operations.

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

NOTE 18 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

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

Information about our derivative financial instruments at December 31, 2014 and 2013 follows (dollar amounts in thousands):

	December 31, 2014			December 31, 2013
	Number of Instruments	Notional Amount	Fair Value	Number of Instruments	Notional Amount	Fair Value

Interest rate swaps (asset)	3	$28,002	$66	3	$29,273	$253
Interest rate swaps (liability)	1	75,000	(1,957)	1	75,000	(1,772)
	4	$103,002	$(1,891)	4	$104,273	$(1,519)

All of our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At December 31, 2014 and 2013, three of our interest rate swaps were in an asset position and one was in a liability position. We have not posted any collateral related to these agreements and are not in breach of any financial provisions of the agreements. If we had breached any agreement provisions at December 31, 2014, we could have been required to settle our obligation under the agreement that was in a liability position at its termination value of $2.1 million.

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands).

	2014	2013	2012
Loss recognized in accumulated other comprehensive income on derivative financial instruments (effective portion)	$(2,112)	$(1,240)	$(786)
Loss reclassified from accumulated other comprehensive income to interest expense (effective portion)	$(1,741)	$(359)	$(147)
Gain (loss) recognized in gain (loss) on derivative financial instruments (ineffective portion)	$(1)	$2	$(2)

Amounts reported in accumulated other comprehensive income related to derivative financial instruments will be reclassified to interest expense as interest payments are made on the hedged variable-rate debt. In 2015, we estimate that an additional $1.5 million will be reclassified from other comprehensive income as an increase to interest expense.

NOTE 19 - INCOME TAXES

Our earnings (losses), other than from our TRS, are not generally subject to federal corporate and state income taxes due to our REIT election. At December 31, 2014 and 2013, the net operating loss carry forwards (“NOLs”) of our TRS for federal and state income tax reporting purposes were $7.6 million and $15.2 million (after a true-up of the prior year tax provision of approximately $1.0 million), respectively.

We have a deferred tax asset at December 31, 2014 and 2013 of $3.8 million and $5.8 million, respectively, which relate primarily to the NOLs of our TRS. Our deferred tax liability at December 31, 2014 and 2013 of $1.1 million and $0.7 million, respectively, relate to differences in the carrying amounts of investments in joint ventures and franchise fees.  In 2013, we recorded a valuation allowance of $5.0 million.  During the year ended December 31, 2014, we reduced this valuation allowance by $2.6 million.  ASC Topic 740, “Income Taxes” (“ASC Topic 740”) requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more-likely-than-not that some portion or all of the recorded deferred tax assets will not be realized in a future period. We have concluded that it is more-likely-than-not that our deferred tax assets will not be realized in their entirety, and therefore, we have retained a valuation allowance against substantially all the deferred tax assets.  In our assessment of the need for a valuation allowance, we heavily weighed the following negative evidence: (i) a lack of a history of consistent operational profitability and (ii) the Company operates in a highly cyclical industry.

Our NOLs will begin to expire in 2032 for federal tax purposes and in the period from 2017 to 2033 for state tax purposes, if not used. If our TRS were to experience a change in control as defined in Section 382 of the Internal Revenue Code, the ability to use NOLs after the change in control would be limited.  There were $6.6 million of NOLs used during the year ended December 31, 2014.  The valuation allowance at December 31, 2014 and 2013 was $2.4 million and $5.0 million, respectively.

We had no unrecognized tax benefits at December 31, 2014 or in the three year period then ended.  The Company recognizes interest expense and penalties associated with uncertain tax positions as a component of income tax expense.  We have no material interest or penalties relating to unrecognized tax benefits in the consolidated statements of operations for 2014, 2013 or 2012 or in the consolidated balance sheets as of December 31, 2014 or 2013.

Current tax liabilities related to the Operating Partnership of $0.5 million and $0.3 million at December 31, 2014 and 2013, respectively, are included in accrued expenses in the accompanying consolidated balance sheets and relate to state and local tax expense.

A reconciliation of the federal statutory rate to the effective income tax rate for the TRS follows (in thousands):

	2014	2013

Tax provision (benefit) at U.S. statutory rates on TRS income (loss) subject to tax	$2,024	$(809)
State income tax, net of federal income tax benefit	77	(120)
Effect of permanent differences and other	1,326	(152)
Increase (decrease) in valuation allowance	(2,580)	5,029
Other	(599)	—
TRS income tax expense (benefit)	$248	$3,948

A reconciliation for 2012 is not presented herein as the tax expense differed from that computed using the statutory rate by less than 5% of income before tax in total and there were no components of the reconciliation over 5% of income before tax.

The components of income tax expense (benefit) for 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Current:
Federal	$133	$—	$—
State and local	712	408	512
Deferred:
Federal	—	3,352	(1,531)
State and local	(127)	597	(270)
Total provision (benefit)	$718	$4,357	$(1,289)

Income tax expense (benefit)
From continuing operations	$744	$4,894	$(728)
From discontinued operations	(26)	(537)	(561)
Total provision (benefit)	$718	$4,357	$(1,289)

For federal income tax purposes, the cash distributions paid to our common and preferred stockholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. We currently have no open audits related to our income tax returns. In general, we are not subject to tax examinations by tax authorities for years before 2012.

NOTE 20 — FAIR VALUE

The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2014 and 2013. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at December 31, 2014 using
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$300	$—	$300
Interest rate swaps (asset)	—	66	—	66
Liabilities:
Interest rate swaps (liability)	—	1,957	—	1,957

	Fair Value Measurements at December 31, 2013 using
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$12,224	$—	$12,224
Interest rate swaps (asset)	—	253	—	253
Liabilities:
Interest rate swaps (liability)	—	1,772	—	1,772

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during 2014 or 2013.

NOTE 21 - DISCONTINUED OPERATIONS

We have adjusted our consolidated statements of operations for 2014, 2013 and 2012 to reflect the operations of hotel properties that have been sold or are classified as held for sale in discontinued operations. Discontinued operations include the following hotel properties that have been sold:

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

•                  SpringHill Suites in Little Rock, AR — sold November 2013;

•                  Fairfield Inn and AmericInn Hotel & Suites in Salina, KS — sold November 2013;

•                  Hampton Inn and Fairfield in Boise, ID — sold November 2013;

•                  Holiday Inn Express in Emporia, KS — sold December 2013;

•                  AmericInn Hotel & Suites and Aspen Hotel & Suites in Fort Smith, AR —  sold January 17, 2014; and

•                  Hampton Inn in Fort Smith, AR — sold September 9, 2014.

Condensed results for the hotel properties included in discontinued operations follows (in thousands):

	2014	2013	2012

Revenues	$3,128	$19,458	$33,193
Hotel operating expenses	2,304	14,859	24,701
Depreciation and amortization	13	1,960	4,226
Loss on impairment of assets	400	7,675	2,305
Operating income (loss)	411	(5,036)	1,961
Interest expense	—	(174)	(855)
Other income	55	3,945	3,010
Income (loss) before taxes	466	(1,265)	4,116
Income tax benefit	26	537	561
Income (loss) from discontinued operations	$492	$(728)	$4,677

Income (loss) from discontinued operations attributable to non-controlling interest	$6	$(25)	$807
Income (loss) from discontinued operations attributable to common stockholders	$486	$(703)	$3,870

NOTE 22 - EARNINGS (LOSS) PER SHARE

We apply the two-class method of computing earnings per share, which requires the calculation of separate earnings per share amounts for our non-vested time-based restricted stock awards with non-forfeitable dividends and for our common stock. Our non-vested time-based restricted stock awards with non-forfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. Our non-vested time-based restricted stock awards with nonforfeitable dividends do not have such an obligation so they are not allocated losses.

At December 31, 2014, 2013 and 2012, we had 846,000, 893,000 and 893,000 stock options outstanding, respectively, which were not included in the computation of diluted earnings per share, as the effect would have been anti-dilutive.

In 2013 and 2012, our basic and diluted earnings per share are based on basic weighted average common shares outstanding due to our loss attributable to common stockholders, net of amount allocated to participating securities.

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share):

	2014	2013	2012
Numerator:
Income (loss) from continuing operations	$20,431	$6,625	$(6,947)
Less: Preferred dividends	16,588	14,590	4,625
Allocation to participating securities	94	73	37
Attributable to noncontrolling interest	46	44	(2,001)
Income (loss) from continuing operations attributable to common stockholders	3,703	(8,082)	(9,608)
Income (loss) from discontinued operations attributable to common stockholders	486	(703)	3,870
Net income (loss) attributable to common stockholders, net of amount allocated to participating securities	$4,189	$(8,785)	$(5,738)
Denominator:
Weighted average common shares outstanding - basic	85,242	70,327	33,717
Dilutive effect of equity-based compensation awards	324	—	—
Weighted average common shares outstanding - diluted	85,566	70,327	33,717
Earnings per common share - basic and diluted:
Net income (loss) from continuing operations	$0.04	$(0.11)	$(0.28)
Net income (loss) from discontinued operations	0.01	(0.01)	0.11
Net income (loss)	$0.05	$(0.12)	$(0.17)

NOTE 23 - SUBSEQUENT EVENTS

Equity Transactions

On January 1, 2015, 128,185 of our outstanding performance-based restricted stock awards vested as the Company’s TSR for 2014 exceeded the TSR for the U.S. Lodging REIT Index.  Additionally, accrued dividends of $0.1 million were paid as a result of this vesting.

On January 2, 2015, we redeemed 20,691 Common Units, which had been tendered December 15, 2014, for shares of our common stock. On February 2, 2015, 94,256 Common Units were tendered for redemption, which we intend to redeem for shares of our common stock on April 1, 2015.

On January 30, 2015, our board of directors declared cash dividends of $0.1175 per share of common stock, $0.578125 per share of 9.25% Series A Cumulative Redeemable Preferred Stock, $0.4921875 per share of 7.875% Series B Cumulative Redeemable Preferred Stock, and $0.4453125 per share of 7.125% Series C Cumulative Redeemable Preferred Stock. These dividends were paid February 27, 2015 to stockholders of record on February 16, 2015.

NOTE 24 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected consolidated quarterly financial data for 2014 and 2013 follows (in thousands, except per share):

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$89,544	$105,525	$109,256	$99,141
Income from continuing operations	$2,947	$9,201	$3,766	$4,517
Income (loss) from discontinued operations	$378	$(41)	$(59)	$214
Net income	$3,325	$9,160	$3,707	$4,731
Net income attributable to Summit Hotel Properties, Inc.	$3,458	$8,975	$3,713	$4,725
Earnings per share:
Basic and diluted net income (loss) per share from continuing operations	$(0.01)	$0.06	$(0.01)	$0.01
Basic and diluted net income (loss) per share from discontinued operations	—	—	—	—
Basic and diluted net income (loss) per share	$(0.01)	$0.06	$(0.01)	$0.01

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$59,723	$79,105	$82,174	$77,956
Income (loss) from continuing operations	$1,517	$6,126	$2,837	$(3,855)
Income (loss) from discontinued operations	$357	$545	$(3,410)	$1,780
Net income (loss)	$1,874	$6,671	$(573)	$(2,075)
Net income (loss) attributable to Summit Hotel Properties, Inc.	$1,940	$6,459	$(662)	$(1,859)
Earnings per share:
Basic and diluted net income (loss) per share from continuing operations	$(0.03)	$0.03	$(0.02)	$(0.09)
Basic and diluted net income (loss) per share from discontinued operations	0.01	0.01	(0.05)	0.02
Basic and diluted net (loss) income per share	$(0.02)	$0.04	$(0.07)	$(0.07)

SUMMIT HOTEL PROPERTIES, INC

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2014

(in thousands)

			Initial Cost		Cost Capitalized	Total Cost				Total Cost Net of
Location	Franchise	Year Acquired/ Constructed	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Accumulated Depreciation	Mortgage Debt
Arlington, TX	Hyatt Place	2012	650	8,405	1,370	650	9,775	10,425	(1,590)	8,835	28,489	(4)
Arlington, TX	Courtyard by Marriott	2012	1,497	13,503	50	1,497	13,553	15,050	(1,202)	13,848	—
Arlington, TX	Residence Inn by Marriott	2012	1,646	13,854	107	1,646	13,961	15,607	(1,338)	14,269	—
Atlanta, GA	Hyatt Place	2006	1,154	9,605	2,504	1,154	12,109	13,263	(2,700)	10,563	7,104
Atlanta, GA	Courtyard by Marriott	2012	2,050	26,850	506	2,050	27,356	29,406	(2,905)	26,501	—
Austin, TX	Hampton Inn and Suites	2014	—	53,760	272	—	54,032	54,032	(403)	53,629	—
Baltimore, MD	Hyatt Place	2012	2,100	8,135	1,555	2,100	9,690	11,790	(1,238)	10,552	22,061	(2)
Baton Rouge, LA	DoubleTree	2008	1,100	14,063	(1,833)	1,100	12,230	13,330	(2,144)	11,186	9,775
Baton Rouge, LA	Fairfield Inn and Suites by Marriott	2004	345	3,057	2,170	345	5,227	5,572	(1,695)	3,877	—
Baton Rouge, LA	SpringHill Suites by Marriott	2004	448	3,729	2,037	448	5,766	6,214	(1,818)	4,396	—
Baton Rouge, LA	TownePlace Suites	2004	259	3,743	1,843	259	5,586	5,845	(1,723)	4,122	—
Bellevue, WA	Fairfield Inn and Suites by Marriott	2004	2,705	12,944	3,141	2,705	16,085	18,790	(5,546)	13,244	—
Birmingham, AL	Hilton Garden Inn	2012	1,400	7,225	1,760	1,400	8,985	10,385	(1,543)	8,842	5,266
Birmingham, AL	Hilton Garden Inn	2012	1,400	10,100	1,020	1,400	11,120	12,520	(1,434)	11,086	6,167
Bloomington, MN	SpringHill Suites by Marriott	2007	1,658	14,071	782	1,658	14,853	16,511	(2,771)	13,740	13,787	(1)
Bloomington, MN	Hampton Inn and Suites	2007	1,658	14,596	699	1,658	15,295	16,953	(2,887)	14,066	—	(1)
Charleston, WV	Country Inn & Suites	2004	1,042	3,489	1,581	1,042	5,070	6,112	(1,473)	4,639	95,322	(5)
Charleston, WV	Holiday Inn Express	2004	907	2,903	2,109	907	5,012	5,919	(1,705)	4,214	—	(5)
Denver, CO	Hyatt Place	2012	1,300	9,230	2,409	1,300	11,639	12,939	(1,672)	11,267	—	(4)
Denver, CO	Fairfield Inn and Suites by Marriott	2004	1,566	6,783	3,379	1,566	10,162	11,728	(3,597)	8,131	—
Denver, CO	SpringHill Suites by Marriott	2007	1,076	11,079	(1,564)	1,076	9,515	10,591	(1,837)	8,754	7,213
Denver, CO	Hyatt Place	2012	2,000	9,515	2,374	2,000	11,889	13,889	(1,652)	12,237	—	(4)
Denver, CO	Hyatt House	2012	2,700	10,780	3,656	2,700	14,436	17,136	(1,293)	15,843	—	(2)
Duluth, GA	Holiday Inn	2011	—	7,000	330	—	7,330	7,330	(1,224)	6,106	—
Duluth, GA	Hilton Garden Inn	2011	2,200	11,150	1,075	2,200	12,225	14,425	(1,738)	12,687	—
Eden Prairie, MN	Hilton Garden Inn	2013	1,800	8,400	2,453	1,800	10,853	12,653	(724)	11,929	6,038
El Paso, TX	Hampton Inn and Suites	2005	2,055	10,745	2,684	2,055	13,429	15,484	(4,116)	11,368	—	(5)
El Paso, TX	Courtyard by Marriott	2011	1,640	10,710	878	1,640	11,588	13,228	(1,688)	11,540	—
Flagstaff, AZ	Courtyard by Marriott	2009	2,361	20,785	(2,864)	2,361	17,921	20,282	(2,568)	17,714	12,505

			Initial Cost		Cost Capitalized	Total Cost				Total Cost Net of
Location	Franchise	Year Acquired/ Constructed	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Accumulated Depreciation	Mortgage Debt
Flagstaff, AZ	SpringHill Suites by Marriott	2008	1,398	9,352	4,897	1,398	14,249	15,647	(4,921)	10,726	—	(5)
Ft. Collins, CO	Hampton Inn	2004	738	4,363	1,610	738	5,973	6,711	(1,859)	4,852	—
Ft. Collins, CO	Hilton Garden Inn	2007	1,300	11,804	(840)	1,300	10,964	12,264	(1,722)	10,542	—	(5)
Ft. Myers, FL	Hyatt Place	2009	1,878	16,583	(3,870)	1,878	12,713	14,591	(1,813)	12,778	—
Ft. Wayne, IN	Hampton Inn and Suites	2006	786	6,564	1,732	786	8,296	9,082	(2,623)	6,459	—	(5)
Ft. Wayne, IN	Residence Inn by Marriott	2006	914	6,736	2,518	914	9,254	10,168	(1,794)	8,374	—
Ft. Worth, TX	Hampton Inn	2007	1,500	8,184	1,263	1,500	9,447	10,947	(2,670)	8,277	24,637	(3)
Ft. Worth, TX	SpringHill Suites by Marriott	2004	553	2,698	2,827	553	5,525	6,078	(1,700)	4,378	—
Ft. Worth, TX	Hilton Garden Inn	2012	903	6,226	3,134	903	9,360	10,263	(1,043)	9,220	—
Garden City, NY	Hyatt Place	2012	4,200	26,800	69	4,200	26,869	31,069	(1,789)	29,280	—
Germantown, TN	Courtyard by Marriott	2005	1,860	5,448	2,409	1,860	7,857	9,717	(2,627)	7,090	—
Germantown, TN	Fairfield Inn and Suites by Marriott	2005	767	2,700	2,124	767	4,824	5,591	(1,077)	4,514	—
Germantown, TN	Residence Inn by Marriott	2005	1,083	5,200	2,273	1,083	7,473	8,556	(1,892)	6,664	—	(5)
Glendale, CO	Staybridge Suites	2011	2,100	7,900	1,682	2,100	9,582	11,682	(1,557)	10,125	—
Goleta, CA	Hampton Inn	2014	4,100	23,800	521	4,100	24,321	28,421	(1,132)	27,289	11,819
Greenville, SC	Hilton Garden Inn	2013	1,200	14,050	187	1,200	14,237	15,437	(917)	14,520	—
Hoffman Estates, IL	Hyatt Place	2013	1,900	7,330	1,088	1,900	8,418	10,318	(1,034)	9,284	21,403	(6)
Houston, TX	Hilton Garden Inn	2014	—	38,492	1,682	—	40,174	40,174	(1,299)	38,875	17,536
Houston, TX	Hilton Garden Inn	2014	2,800	33,200	52	2,800	33,252	36,052	(330)	35,722	—
Indianapolis, IN	SpringHill Suites by Marriott	2013	4,012	26,193	32	4,012	26,225	30,237	(1,534)	28,703	—
Indianapolis, IN	Courtyard by Marriott	2013	7,788	50,846	63	7,788	50,909	58,697	(2,977)	55,720	—
Jackson, MS	Courtyard by Marriott	2005	1,301	7,322	2,424	1,301	9,746	11,047	(3,498)	7,549	—	(5)
Jackson, MS	Staybridge Suites	2007	698	8,454	2,288	698	10,742	11,440	(2,829)	8,611	—
Jacksonville, FL	Aloft	2009	1,700	15,775	268	1,700	16,043	17,743	(5,148)	12,595	—
Las Colinas, TX	Hyatt Place	2007	781	5,729	2,696	781	8,425	9,206	(2,772)	6,434	—
Las Colinas, TX	Holiday Inn Express and Suites	2007	898	6,689	1,385	898	8,074	8,972	(3,127)	5,845	—
Lombard, IL	Hyatt Place	2012	1,550	15,475	1,679	1,550	17,154	18,704	(2,143)	16,561	—	(4)
Louisville, KY	Fairfield Inn and Suites by Marriott	2013	3,120	21,903	1,924	3,120	23,827	26,947	(1,392)	25,555	37,939	(7)
Louisville, KY	SpringHill Suites by Marriott	2013	4,880	34,258	2,656	4,880	36,914	41,794	(2,176)	39,618	—	(7)
Medford, OR	Hampton Inn	2004	1,230	4,788	1,625	1,230	6,413	7,643	(1,651)	5,992	—
Minneapolis, MN	Hyatt Place	2013	—	32,506	3	—	32,509	32,509	(1,303)	31,206	—
Minnetonka, MN	Holiday Inn Express and Suites	2013	1,000	5,900	1,674	1,000	7,574	8,574	(650)	7,924	3,523
Nashville, TN	SpringHill Suites by Marriott	2004	777	3,576	1,713	777	5,289	6,066	(1,776)	4,290	—
New Orleans, LA	Courtyard by Marriott	2013	1,944	23,739	207	1,944	23,946	25,890	(2,197)	23,693	—
New Orleans, LA	Courtyard by Marriott	2013	1,860	21,679	3,108	1,860	24,787	26,647	(2,002)	24,645	—	(5)
New Orleans, LA	Courtyard by Marriott	2013	2,490	28,337	2,626	2,490	30,963	33,453	(2,592)	30,861	—

			Initial Cost		Cost Capitalized	Total Cost				Total Cost Net of
Location	Franchise	Year Acquired/ Constructed	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Accumulated Depreciation	Mortgage Debt
New Orleans, LA	Residence Inn by Marriott	2013	1,790	18,099	362	1,790	18,462	20,252	(1,481)	18,771	—	(5)
New Orleans, LA	SpringHill Suites by Marriott	2013	2,046	31,049	207	2,046	31,256	33,302	(2,261)	31,041	—
Orlando, FL	Hyatt Place	2013	3,100	9,152	2,024	3,100	11,176	14,276	(2,003)	12,273	—	(6)
Orlando, FL	Hyatt Place	2013	5,516	9,043	2,045	5,516	11,088	16,604	(1,990)	14,614	—	(6)
Phoenix, AZ	Hyatt Place	2012	582	4,438	147	582	4,585	5,167	(674)	4,493	—
Portland, OR	Hyatt Place	2009	—	16,713	(3,594)	—	13,119	13,119	(1,862)	11,257	—
Portland, OR	Residence Inn by Marriott	2009	—	16,409	697	—	17,106	17,106	(4,864)	12,242	19,600
Provo, UT	Hampton Inn	2004	909	2,862	2,106	909	4,968	5,877	(1,740)	4,137	—
Ridgeland, MS	Residence Inn by Marriott	2007	1,050	10,040	(343)	1,050	9,697	10,747	(1,734)	9,013	—	(5)
Ridgeland, MS	Homewood Suites	2011	1,314	6,036	1,580	1,314	7,616	8,930	(1,414)	7,516	—
Salt Lake City, UT	Residence Inn by Marriott	2012	2,392	17,567	6,915	2,392	24,482	26,874	(2,250)	24,624	12,938
San Diego, CA	Hampton Inn and Suites	2013	2,300	12,850	163	2,300	13,013	15,313	(779)	14,534	—	(3)
San Francisco, CA	Holiday Inn Express and Suites	2013	15,545	44,955	4,323	15,545	49,278	64,823	(3,924)	60,899	22,711
San Francisco, CA	DoubleTree	2014	3,300	35,760	1,618	3,300	37,378	40,678	(1,881)	38,797	13,085
San Francisco, CA	Four Points by Sheraton	2014	1,200	20,050	768	1,200	20,818	22,018	(1,065)	20,953	—
Sandy, UT	Holiday Inn Express and Suites	2004	720	1,768	1,280	720	3,048	3,768	(960)	2,808	—	(5)
Scottsdale, AZ	Hyatt Place	2012	1,500	9,030	1,012	1,500	10,042	11,542	(1,552)	9,990	—	(2)
Scottsdale, AZ	Courtyard by Marriott	2004	3,225	10,152	2,254	3,225	12,406	15,631	(4,043)	11,588	9,300
Scottsdale, AZ	SpringHill Suites by Marriott	2004	2,195	7,120	2,314	2,195	9,434	11,629	(3,216)	8,413	5,007
Smyrna, TN	Hampton Inn and Suites	2012	1,145	6,855	787	1,145	7,642	8,787	(731)	8,056	5,151
Smyrna, TN	Hilton Garden Inn	2012	1,188	10,312	872	1,188	11,184	12,372	(1,085)	11,287	8,157
Spokane, WA	Fairfield Inn and Suites by Marriott	2004	1,637	3,669	2,263	1,637	5,932	7,569	(2,340)	5,229	—
Ventura, CA	Hampton Inn and Suites	2013	2,200	13,550	1,535	2,200	15,085	17,285	(663)	16,622	—	(3)
Vernon Hills, IL	Holiday Inn Express	2005	1,198	6,099	203	1,198	6,302	7,500	(1,825)	5,675	—	(5)
Yrbor City, FL	Hampton Inn and Suites	2012	3,600	17,244	1,911	3,600	19,155	22,755	(1,358)	21,397	—	(5)
Austin, TX	Corporate Office	2012	—	210	1,014	—	1,224	1,224	(186)	1,038	—
Land Parcels			6,675	—	—	6,675	—	6,675	—	6,675	—
			173,053	1,231,841	122,674	173,053	1,354,516	1,527,569	(179,671)	1,347,898	426,533

(1) Properties cross-collateralize the related loan.

(2) Properties cross-collateralize the related loan.

(3) Properties cross-collateralize the related loan.

(4) Properties cross-collateralize the related loan.

(5) Properties cross-collateralize the related loan.

(6) Properties cross-collateralize the related loan.

(7) Properties cross-collateralize the related loan.

SUMMIT HOTEL PROPERTIES, INC. / SUMMIT HOTEL OP, LP

Notes to Schedule III - Real Estate and Accumulated Depreciation

As of December 31, 2014

(in thousands)

	ASSET BASIS
(a)	Balance at December 31, 2011	$645,339
	Additions to land, buildings and improvements	294,310
	Disposition of land, buildings and improvements	(35,477)
	Impairment loss	(2,965)
	Balance at December 31, 2012	$901,207
	Additions to land, buildings and improvements	531,207
	Disposition of land, buildings and improvements	(74,282)
	Impairment loss	(9,044)
	Balance at December 31, 2013	$1,349,088
	Additions to land, buildings and improvements	263,182
	Disposition of land, buildings and improvements	(75,454)
	Impairment loss	(9,247)
	Balance at December 31, 2014	$1,527,569

	ACCUMULATED DEPRECIATION
(b)	Balance at December 31, 2011	$126,168
	Depreciation for the period ended December 31, 2012	31,732
	Depreciation on assets sold or disposed	(11,693)
	Balance at December 31, 2012	$146,207
	Depreciation for the period ended December 31, 2013	50,445
	Depreciation on assets sold or disposed	(23,503)
	Balance at December 31, 2013	$173,149
	Depreciation for the period ended December 31, 2014	63,291
	Depreciation on assets sold or disposed	(56,769)
	Balance at December 31, 2014	$179,671

(c)	The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $1,168 million.

(d)	Depreciation is computed based upon the following useful lives:
	Buildings and improvements 25-40 years
	Furniture and equipment 2-15 years

(e)	We have mortgages payable on the properties as noted. Additional mortgage information can be found in Note 11 - Debt to the consolidated financial statements.

(f)	The negative balance for costs capitalized subsequent to acquisition could include out-parcels sold, disposal of assets, and impairment loss that was recorded.