Form 10-Q
period 2015-03-31
Summit Hotel Properties, Inc.
filed 2015-05-04
CIK 1497645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No

As of May 1, 2015, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 86,504,786.

i

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements

Summit Hotel Properties, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Investment in hotel properties, net	$1,336,665	$1,339,415
Investment in hotel properties under development	319	253
Land held for development	8,183	8,183
Assets held for sale	1,292	300
Cash and cash equivalents	28,541	38,581
Restricted cash	34,192	34,395
Trade receivables	12,384	7,681
Prepaid expenses and other	6,563	6,181
Derivative financial instruments	—	66
Deferred charges, net	9,134	9,641
Deferred tax asset, net	190	176
Other assets	16,759	14,152
Total assets	$1,454,222	$1,459,024

LIABILITIES AND EQUITY

Liabilities:
Debt	$628,773	$626,533
Accounts payable	6,130	7,271
Accrued expenses	35,814	38,062
Derivative financial instruments	2,653	1,957
Total liabilities	673,370	673,823

Commitments and contingencies (Note 7)

Equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized:
9.25% Series A - 2,000,000 shares issued and outstanding at March 31, 2015 and December 31, 2014 (aggregate liquidation preference of $50,398 at March 31, 2015 and December 31, 2014)	20	20
7.875% Series B - 3,000,000 shares issued and outstanding at March 31, 2015 and December 31, 2014 (aggregate liquidation preference of $75,324 at March 31, 2015 and December 31, 2014)	30	30
7.125% Series C - 3,400,000 shares issued and outstanding at March 31, 2015 and December 31, 2014 (aggregate liquidation preference of $85,522 at March 31, 2015 and December 31, 2014)	34	34
Common stock, $.01 par value per share, 500,000,000 shares authorized, 86,392,180 and 86,149,720 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	864	861
Additional paid-in capital	888,515	888,191
Accumulated other comprehensive loss	(2,500)	(1,746)
Accumulated deficit and distributions	(111,521)	(107,779)
Total stockholders’ equity	775,442	779,611
Noncontrolling interests in operating partnership	5,410	5,590
Total equity	780,852	785,201
Total liabilities and equity	$1,454,222	$1,459,024

See Notes to the Consolidated Financial Statements

Summit Hotel Properties, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Room	$101,425	$84,552
Other hotel operations revenue	6,223	4,992
Total revenues	107,648	89,544

Expenses:
Hotel operating expenses:
Room	25,506	23,692
Other direct	15,035	12,020
Other indirect	28,727	24,207
Total hotel operating expenses	69,268	59,919
Depreciation and amortization	15,264	15,061
Corporate general and administrative	4,515	4,205
Hotel property acquisition costs	—	692
Total expenses	89,047	79,877
Operating income	18,601	9,667

Other income (expense):
Interest expense	(7,247)	(6,729)
Other income (expense)	(264)	87
Total other expense, net	(7,511)	(6,642)
Income from continuing operations before income taxes	11,090	3,025
Income tax expense	(499)	(78)
Income from continuing operations	10,591	2,947
Income from discontinued operations	—	378
Net income	10,591	3,325

Income (loss) attributable to non-controlling interests:
Operating partnership	57	(10)
Joint venture	—	(123)
Net income attributable to Summit Hotel Properties, Inc.	10,534	3,458
Preferred dividends	(4,147)	(4,147)
Net income (loss) attributable to common stockholders	$6,387	$(689)

Earnings per share:
Basic and diluted net income (loss) per share from continuing operations	$0.07	$(0.01)
Basic and diluted net income (loss) per share from discontinued operations	—	—
Basic and diluted net income (loss) per share	$0.07	$(0.01)

Weighted average common shares outstanding:
Basic	85,704	85,097
Diluted	86,875	85,097

See Notes to the Consolidated Financial Statements

Summit Hotel Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2015	2014
Net income	$10,591	$3,325
Other comprehensive loss, net of tax:
Changes in fair value of derivative financial instruments	(761)	(68)
Total other comprehensive loss	(761)	(68)
Comprehensive income	9,830	3,257
Comprehensive income attributable to non-controlling interests:
Operating partnership	50	(11)
Joint venture	—	(123)
Comprehensive income attributable to Summit Hotel Properties, Inc.	9,780	3,391
Preferred dividends	(4,147)	(4,147)
Comprehensive income (loss) attributable to common stockholders	$5,633	$(756)

See Notes to the Consolidated Financial Statements

Summit Hotel Properties, Inc.

Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

(in thousands, except share amounts)

						Accumulated
	Shares of		Shares of			Other	Accumulated	Total	Noncontrolling Interests
	Preferred	Preferred	Common	Common	Additional	Comprehensive	Deficit and	Shareholders’	Operating	Joint	Total
	Stock	Stock	Stock	Stock	Paid-In Capital	Income (Loss)	Distributions	Equity	Partnership	Venture	Equity
Balance at December 31, 2014	8,400,000	$84	86,149,720	$861	$888,191	$(1,746)	$(107,779)	$779,611	$5,590	$—	$785,201
Common stock redemption of common units	—	—	20,691	—	147	—	—	147	(147)	—	—
Dividends paid	—	—	—	—	—	—	(14,276)	(14,276)	(89)	—	(14,365)
Equity-based compensation	—	—	257,885	3	627	—	—	630	6	—	636
Other	—	—	(36,116)	—	(450)	—	—	(450)	—	—	(450)
Other comprehensive loss	—	—	—	—	—	(754)	—	(754)	(7)	—	(761)
Net income	—	—	—	—	—	—	10,534	10,534	57	—	10,591
Balance at March 31, 2015	8,400,000	$84	86,392,180	$864	$888,515	$(2,500)	$(111,521)	$775,442	$5,410	$—	$780,852

Balance at December 31, 2013	8,400,000	$84	85,402,408	$854	$882,858	$(1,379)	$(72,577)	$809,840	$4,722	$7,816	$822,378
Common stock redemption of common units	—	—	126,155	1	26	—	—	27	(27)	—	—
Common units issued for acquisition	—	—	—	—	—	—	—	—	3,685	—	3,685
Dividends paid	—	—	—	—	—	—	(13,769)	(13,769)	(123)	—	(13,892)
Equity-based compensation	—	—	—	—	461	—	—	461	6	—	467
Other comprehensive loss	—	—	—	—	—	(67)	—	(67)	(1)	—	(68)
Net income	—	—	—	—	—	—	3,458	3,458	(10)	(123)	3,325
Balance at March 31, 2014	8,400,000	$84	85,528,563	$855	$883,345	$(1,446)	$(82,888)	$799,950	$8,252	$7,693	$815,895

See Notes to the Consolidated Financial Statements

Summit Hotel Properties, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2015	2014

OPERATING ACTIVITIES
Net income	$10,591	$3,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,264	15,065
Amortization of prepaid lease	12	12
Equity-based compensation	636	467
Deferred tax asset	(14)	(5)
(Gain) loss on disposal of assets	503	(61)
Loss on derivative financial instruments	1	—
Other	9	—
Changes in operating assets and liabilities:
Restricted cash - operating	(675)	(1,689)
Trade receivables	(4,702)	(5,381)
Prepaid expenses and other	223	2,899
Accounts payable and accrued expenses	(1,403)	6,675
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,445	21,307

INVESTING ACTIVITIES
Acquisitions of hotel properties	—	(88,993)
Improvements and additions to hotel properties	(16,089)	(19,037)
Amounts drawn under note funding obligation	(2,634)	—
Purchases of office furniture and equipment	—	(5)
Investment in hotel properties under development	(66)	—
Proceeds from asset dispositions, net of closing costs	—	2,681
Restricted cash - FF&E reserve	878	(452)
NET CASH USED IN INVESTING ACTIVITIES	(17,911)	(105,806)

FINANCING ACTIVITIES
Proceeds from issuance of debt	25,000	90,998
Principal payments on debt	(22,759)	(2,364)
Financing fees on debt	—	(398)
Dividends paid	(14,365)	(13,892)
Other	(450)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(12,574)	74,344

Net change in cash and cash equivalents	(10,040)	(10,155)

CASH AND CASH EQUIVALENTS
Beginning of period	38,581	46,706

End of period	$28,541	$36,551

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$6,912	$6,028

Capitalized interest	$66	$45

Cash payments for income taxes, net of refunds	$70	$135

Mortgage debt assumed for acquisitions of hotel properties	$—	$43,172

Fair value of common units issued for acquisition of hotel	$—	$3,685

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

While the Operating Partnership was the survivor of and the legal acquirer of the Predecessor in the Merger, for accounting and financial reporting purposes, the Predecessor is considered the accounting acquirer in the Merger. As a result, the historical consolidated financial statements of the Predecessor are presented as the historical consolidated financial statements of the Company after completion of the Merger and the related transactions.

At March 31, 2015, our portfolio consists of 90 Upscale and Upper-midscale hotels with a total of 11,468 guestrooms located in 21 states. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our short taxable year ended December 31, 2011. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, substantially all of our hotels are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiary (“TRS”). We indirectly own 100% of the outstanding equity interests in all of our TRS Lessees.

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

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934 (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the first quarter of 2015 may not be indicative of the results that may be expected for the full year 2015. For further information, please read the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our hotel properties and related assets are recorded at cost, less accumulated depreciation. We capitalize the costs of significant additions and improvements that materially extend a property’s life. These costs may include hotel refurbishment, renovation, and remodeling expenditures, as well as certain indirect internal costs related to the construction projects. We expense the cost of repairs and maintenance as incurred.

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

We monitor events and changes in circumstances for indicators that the carrying value of a hotel property or land held for development may be impaired. Additionally, we perform a quarterly formal review to monitor the factors that could trigger an impairment.  Factors that could trigger an impairment analysis include, among others: i) significant underperformance relative to historical or projected operating results, ii) significant changes in the manner of use of a property or the strategy of our overall business, including changes in the estimated holding periods for hotel properties and land parcels, iii) a significant increase in competition, iv) a significant adverse change in legal factors or regulations, and v) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows of the specific property and determine if the investment is recoverable. If impairment is indicated, we estimate the fair value of the property based on discounted cash flows or sales price if the property is under contract and an adjustment is made to reduce the carrying value of the property to fair value.

Assets Held for Sale and Discontinued Operations

We classify assets as held for sale in the period in which certain criteria are met, including when the sale of the asset within one year is probable. Assets held for sale are no longer depreciated and are carried at the lower of carrying amount or fair value, less selling costs.

Historically, we presented the results of operations of hotel properties that had been sold or otherwise qualified as assets held for sale in discontinued operations if the operations and cash flows of the hotel properties had been or would be eliminated from our ongoing operations. Following adoption of Accounting Standards Update (“ASU”) 2014-08 (see “New Accounting Standards” below) in the first quarter of 2014, we anticipate that the majority of future property sales will not be classified as discontinued operations.

We periodically review our hotel properties and our land held for development based on established criteria such as age, type of franchise, adverse economic and competitive conditions, and strategic fit, to identify properties which we believe are either non-strategic or no longer complement our business.

Variable Interest Entities

We consolidate variable interest entities (“VIE”) if we determine that we are the primary beneficiary of the entity.  When evaluating the accounting for a VIE, we consider the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our decision-making role, if any, in those activities that significantly determine the entity’s economic performance relative to other economic interest holders.  We determine our rights, if any, to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE by considering the economic interest in the entity, regardless of form, which may include debt, equity, management and servicing fees, or other contractual arrangements.  We consider other relevant factors including each entity’s capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, and other contractual arrangements that may be economically significant.  Evaluating the accounting for a VIE requires the exercise of significant professional judgment.

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

Non-controlling Interests

Non-controlling interests represent the portion of equity in a consolidated entity held by owners other than the consolidating parent. Non-controlling interests are reported in the consolidated balance sheets within equity, separately from stockholders’ equity. Revenue, expenses and net income (loss) attributable to both the Company and the non-controlling interests are reported in the consolidated statements of operations.

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

Fair Value Measurement

Fair value measures are classified into a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets.
Level 2:	Directly or indirectly observable inputs, other than quoted prices in active markets.
Level 3:	Unobservable inputs in which there is little or no market information, which require a reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following valuation techniques:

Market approach:	Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Cost approach:	Amount required to replace the service capacity of an asset (replacement cost).
Income approach:	Techniques used to convert future amounts to a single amount based on market expectations (including present-value, option-pricing, and excess-earnings models).

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

We elected not to use the fair value option for cash and cash equivalents, restricted cash, trade receivables, prepaid expenses and other, debt, accounts payable, and accrued expenses. With the exception of our fixed-rate debt (See Note 6 — Debt), the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates.

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

New Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The ASU changed the criteria for reporting discontinued operations while enhancing related disclosures. Criteria for discontinued operations will now include only disposals that represent a strategic shift in operations with a major effect on operations and financial results. The ASU is to be applied on a prospective basis and would be effective for us beginning January 1, 2015; however, we elected early adoption in the first quarter of 2014, which is permitted for disposals and classifications as held for sale which have not been reported previously. While we have elected early adoption for our consolidated financial statements and footnote disclosures, the AmericInn Hotel & Suites, Aspen Hotel & Suites and Hampton Inn in Fort Smith, AR are included in discontinued operations for the three months ended March 31, 2014 as these hotels were classified as held for sale in our consolidated financial statements in prior periods. The AmericInn Hotel & Suites and Aspen Hotel & Suites were sold in January 2014. The Hampton Inn in Fort Smith, AR was sold in September 2014.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. This standard is effective for periods beginning after December 15, 2015 with early adoption permitted and will be applied on a retrospective basis. The new standard will be effective for the Company on January 1, 2016 and will not have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 3 - HOTEL PROPERTY ACQUISITIONS

The Company did not acquire any hotel properties during the three months ended March 31, 2015.  Hotel property acquisitions in the three months ended March 31, 2014 are as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Purchase Price		Debt Assumed

January 9, 2014	Hilton Garden Inn	Houston, TX	$37,500		$17,846
January 10, 2014	Hampton Inn	Santa Barbara (Goleta), CA	27,900	(1)	12,037
January 24, 2014	Four Points by Sheraton	San Francisco, CA	21,250		—
March 14, 2014	DoubleTree by Hilton	San Francisco, CA	39,060		13,289
Total		4 hotel properties	$125,710		$43,172

(1)   The purchase price for this hotel included the issuance of 412,174 Common Units in our Operating Partnership valued at the time of issuance at $3.7 million.

The allocation of the aggregate purchase prices to the fair value of assets acquired and liabilities assumed for the above acquisitions is as follows (in thousands):

March 31, 2014

Land	$8,600
Hotel buildings and improvements	114,713
Furniture, fixtures and equipment	3,389
Other assets (1)	11,542
Total assets acquired	138,244
Less debt assumed	(43,172)
Less lease liability assumed	(992)
Less other liabilities (1)	(1,402)
Net assets acquired	$92,678

(1)         In addition to the total purchase price, the Company also paid additional consideration at closing of $10.1 million for net assets acquired at settlement, including restricted cash escrow balances and other working capital items.

For the three months ended March 31, 2015 and 2014, total revenues and net income for hotel properties acquired during the three months ended March 31, 2014, which are included in our consolidated statements of operations, are as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Revenues	$7,241	$4,898
Net income	$536	$233

The results of operations of acquired hotel properties are included in the consolidated statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information presents the results of operations as if all acquisitions in 2014 had taken place on January 1, 2014. The unaudited condensed pro forma information excludes discontinued operations and disposed properties which were not classified as discontinued operations after the adoption of ASU 2014-08. The unaudited condensed pro forma financial information is for comparative purposes only and is not necessarily indicative of what actual results of operations would have been had the hotel acquisitions taken place on January 1, 2014. This information does not purport to represent results of operations for future periods.

The unaudited condensed pro forma financial information for the three months ended March 31, 2015 and 2014 are as follows (in thousands, except per share):

	For the Three Months Ended March 31,
	2015	2014
	(unaudited)
Revenues	$107,648	$97,152

Net income	$10,591	$4,298

Net income attributable to common stockholders, net of amount allocated to participating securities	$6,366	$134

Net income per share attributable to common stockholders - basic and diluted	$0.07	$—

NOTE 4 - INVESTMENT IN HOTEL PROPERTIES, NET

Investment in hotel properties, net are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Land	$163,578	$164,570
Hotel buildings and improvements	1,203,228	1,202,451
Construction in progress	12,676	15,609
Furniture, fixtures and equipment	151,389	136,456
	1,530,871	1,519,086
Less accumulated depreciation	194,206	179,671
	$1,336,665	$1,339,415

NOTE 5 - ASSETS HELD FOR SALE

At March 31, 2015, assets held for sale is comprised of land parcels in Flagstaff, AZ and Spokane, WA valued at $1.0 million and $0.3 million, respectively.

At December 31, 2014, assets held for sale is comprised of a land parcel in Spokane, WA valued at $0.3 million.

NOTE 6 - DEBT

At March 31, 2015 and December 31, 2014, our debt is comprised of a senior unsecured credit facility and mortgage loans secured by various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 4.33% at March 31, 2015 and 4.35% at December 31, 2014. Our total fixed-rate and variable-rate debt, after giving effect to our interest rate derivatives, follows (in thousands):

	March 31, 2015	December 31, 2014
Fixed-rate debt	$462,691	$465,220
Variable-rate debt	166,082	161,313
	$628,773	$626,533

Information about the fair value of our fixed-rate debt that is not recorded at fair value follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value	Valuation Technique
Fixed-rate debt	$360,434	$344,058	$362,602	$349,517	Level 2 - Market approach

At March 31, 2015 and December 31, 2014, we had $102.3 million and $102.6 million, respectively, of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to “Note 10 - Derivative Financial Instruments and Hedging.”

Senior Unsecured Credit Facility

At March 31, 2015, we have a $300.0 million senior unsecured credit facility. Deutsche Bank AG New York Branch (“Deutsche Bank”) is the administrative agent and Deutsche Bank Securities Inc. is the sole lead arranger. The syndication of lenders includes Deutsche Bank; Bank of America, N.A.; Royal Bank of Canada; Key Bank; Regions Bank; Fifth Third Bank; Raymond James Bank, N.A.; and U.S. Bank National Association. Our existing and future subsidiaries that own or lease a hotel property that is included in the unencumbered borrowing base supporting the facility are required to guaranty this credit facility.

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

At March 31, 2015, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which, we had $205.0 million borrowed, $13.8 million in standby letters of credit, and $81.2 million available to borrow.

Term Loans

At March 31, 2015, we had $498.8 million in term loans outstanding (including the $75 Million Term Loan discussed above). These term loans are secured primarily by first mortgage liens on hotel properties.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Pending Hotel Property Acquisitions

At March 31, 2015, we had a purchase agreement with a hotel property developer to acquire a Hampton Inn & Suites in downtown Minneapolis, MN for $39.0 million, which price includes change orders to date. The purchase is subject to certain conditions including the completion of construction of the hotel in accordance with agreed upon architectural and engineering designs, receipt of a Hampton Inn & Suites franchise, and receipt of a certificate of occupancy. We completed the purchase of this hotel property on April 13, 2015 (See Note 15 - Subsequent Events).

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

During the three months ended March 31, 2015, we issued 20,691 shares of common stock to limited partners of the Operating Partnership upon redemption of their Common Units.  Additionally, 128,185 performance-based restricted shares granted to management vested on January 1, 2015 based on the achievement of certain performance targets.  The remaining 46,030 unvested performance-based restricted shares granted in 2012 expired.

On March 3, 2015, we issued 303,915 shares of common stock to our executive officers and employees pursuant to our 2011 Equity Incentive Plan.

During the three months ended March 31, 2014, we issued 126,155 shares of common stock to limited partners of the Operating Partnership upon redemption of their Common Units.

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

At March 31, 2015 and December 31, 2014, unaffiliated third parties owned 764,277 and 784,968, respectively, of Common Units of the Operating Partnership, representing an approximate 1% limited partnership interest in the Operating Partnership.

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

NOTE 9 - EQUITY-BASED COMPENSATION

Our equity-based awards were issued under our 2011 Equity Incentive Plan which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based award or incentive awards. Stock options granted may be either incentive stock options or nonqualified stock options. Vesting terms may vary with each grant, and stock option terms are generally five to ten years. We have outstanding equity-based awards in the form of stock options and restricted stock awards. All of our existing equity-based awards are classified as equity awards.

Stock Options

Stock option activity for the three months ended March 31, 2015 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value (Current Value Less Exercise Price)
		(per share)	(in years)	(in thousands)
Outstanding at December 31, 2014	846,000	$9.75		$2,276
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2015	846,000	$9.75	5.9	$3,655
Exercisable at March 31, 2015	676,800	$9.75	5.9	$2,924

Time-Based Restricted Stock Awards

On March 3, 2015, we awarded time-based restricted stock awards for 149,410 shares of common stock to our executive officers and management. Of the total awards issued, 37,230 vest based on continued service on March 9, 2018, or upon a change in control.  The remaining awards vest over a three year period based on continued service (25% on March 9, 2016 and 2017 and 50% on March 9, 2018), or upon a change in control.

The holders of these awards have the right to vote the related shares of common stock and receive all dividends declared and paid whether or not vested.

The fair value of time-based restricted stock awards granted is calculated based on the market value on the date of grant.

The following table summarizes time-based restricted stock activity under our 2011 Equity Incentive Plan for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested December 31, 2014	181,116	$9.81	$2,253
Granted	149,410	13.53
Vested	(21,963)	9.78
Forfeited	—	—
Non-vested March 31, 2015	308,563	$11.61	$4,341

Performance-Based Restricted Stock Awards

On March 3, 2015, we awarded performance-based restricted stock awards for 154,505 shares of common stock to certain of our executive officers. Our performance-based restricted stock awards are market-based awards and are accounted for based on the fair value of our common stock on the grant date. The fair value of the performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model.

These awards vest based the Company’s percentile ranking within the SNL U.S. REIT Hotel Index at the end of the period beginning on January 1, 2015 and ending on the earlier of December 31, 2017, or upon a change in control.  The awards require continued service during the measurement period and are subject to the other conditions described in our 2011 Equity Incentive Plan or award document.

The number of shares the executive officers may earn under these awards range from zero shares to twice the number of shares granted based on the Company’s percentile ranking within the index at the end of the measurement period. The holders of these awards have the right to vote the granted shares of common stock and any dividends declared will be accumulated and will be subject to the same vesting conditions as the awards.  Further, if additional shares are earned based on the Company’s percentile ranking within the index, dividend payments will be issued as if the additional shares had been held throughout the measurement period.

The following table summarizes performance-based restricted stock activity under our 2011 Equity Incentive Plan for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested December 31, 2014	384,558	$6.75	$4,784
Granted	154,505	18.78
Vested	(128,185)	6.75
Forfeited	(46,030)	5.10
Non-vested March 31, 2015	364,848	$12.05	$5,133

Director Stock Awards

Our non-employee directors have the option to receive shares of our common stock in lieu of cash for their director fees. In the three months ended March 31, 2015, we did not issue any shares of common stock for director fees.

Equity-Based Compensation Expense

Equity-based compensation expense included in corporate general and administrative in the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 was (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Stock options	$147	$155
Time-based restricted stock	222	167
Performance-based restricted stock	267	145
	$636	$467

We recognize equity-based compensation expense ratably over the vesting terms. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards was $7.1 million at March 31, 2015. We expect to recognize this cost over a remaining weighted-average period of 1.2 years.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at March 31, 2015 and December 31, 2014 follows (dollars in thousands):

	March 31, 2015			December 31, 2014
	Number of Instruments	Notional Amount	Fair Value	Number of Instruments	Notional Amount	Fair Value

Interest rate swaps (asset)	—	$—	$—	3	$28,002	$66
Interest rate swaps (liability)	4	102,681	(2,653)	1	75,000	(1,957)
	4	$102,681	$(2,653)	4	$103,002	$(1,891)

All of our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At March 31, 2015, all of our interest rate swaps were in a liability position.  At December 31, 2014, three of our interest rate swaps were in an asset position and one was in a liability position. We have not posted any collateral related to these agreements and are not in breach of any financial provisions of the agreements. If we had breached any agreement provisions at March 31, 2015, we could have been required to settle our obligation under the agreements that were in a liability position at their termination value of $2.8 million.

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands).

	For the three months ended March 31,
	2015	2014
Loss recognized in accumulated other comprehensive income on derivative financial instruments (effective portion)	$(1,186)	$(495)
Loss reclassified from accumulated other comprehensive income to interest expense (effective portion)	$(425)	$(427)
Loss recognized in loss on derivative financial instruments (ineffective portion)	$(1)	$—

Amounts reported in accumulated other comprehensive income related to derivative financial instruments will be reclassified to interest expense as interest payments are made on the hedged variable-rate debt.

NOTE 11 - INCOME TAXES

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

For the first quarter of 2015 and 2014, we recorded an income tax provision attributable to continuing operations of $0.5 million and $0.1 million, respectively.  We had no unrecognized tax benefits at March 31, 2015. We expect no significant changes in unrecognized tax benefits within the next year.  We recognize interest expense and penalties associated with unrecognized tax benefits as a component of income tax expense.

NOTE 12 - FAIR VALUE

The following table presents information about our financial instruments measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at March 31, 2015 using
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$1,292	$—	$1,292
Liabilities:
Interest rate swaps (liability)	—	2,653	—	2,653

	Fair Value Measurements at December 31, 2014 using
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$300	$—	$300
Interest rate swaps (asset)	—	66	—	66
Liabilities:
Interest rate swaps (liability)	—	1,957	—	1,957

We classify assets as held for sale in the period in which certain criteria are met, including when the sale of the asset within one year is probable. Assets held for sale are no longer depreciated and are carried at the lower of carrying amount or fair value, less selling costs.  In determining the fair value of our interest rate swap derivatives, we use the present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of each instrument.

In addition to the assets and liabilities described above, our financial instruments also include cash and cash equivalents, restricted cash, trade receivables, prepaid expenses and other, debt, accounts payable, and accrued expenses.  With the exception of our fixed-rate debt (See Note 6 — Debt), the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2015 or 2014.

NOTE 13 - DISCONTINUED OPERATIONS

We have adjusted our consolidated statement of operations for the three months ended March 31, 2014 to reflect the operations of hotel properties sold or classified as held for sale in discontinued operations. Discontinued operations include the following hotel properties that have been sold:

•                  AmericInn and Aspen Hotel & Suites in Fort Smith, AR - sold on January 17, 2014; and

•                  Hampton Inn in Fort Smith, AR — sold September 9, 2014.

Condensed results for the hotel properties included in discontinued operations follows (in thousands):

For the Three Months Ended March 31, 2014

Revenues	$1,088
Hotel operating expenses	770
Depreciation and amortization	4
Operating income	314
Other income	63
Income before taxes	377
Income tax benefit	1
Income from discontinued operations	$378

Income from discontinued operations attributable to non-controlling interest	$5
Income from discontinued operations attributable to common stockholders	$373

NOTE 14 - EARNINGS (LOSS) PER SHARE

We apply the two-class method of computing earnings per share, which requires the calculation of separate earnings per share amounts for our non-vested time-based restricted stock awards with non-forfeitable dividends and for our common stock. Our non-vested time-based restricted stock awards with non-forfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. Our non-vested time-based restricted stock awards with non-forfeitable dividends do not have such an obligation so they are not allocated losses.

At March 31, 2014, we had 893,000 stock options outstanding which were not included in the computation of diluted earnings per share, as the options’ exercise price was greater than the average market price of our common shares.

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share):

	For the Three Months Ended March 31,
	2015	2014
Numerator:
Income from continuing operations	$10,591	$2,947
Less: Preferred dividends	4,147	4,147
Allocation to participating securities	21	15
Attributable to noncontrolling interest	57	(138)
Income (loss) from continuing operations attributable to common stockholders, net of amount allocated to participating securities	6,366	(1,077)
Income from discontinued operations attributable to common stockholders, net of amount allocated to participating securities	—	373
Net income (loss) attributable to common stockholders, net of amount allocated to participating securities	$6,366	$(704)
Denominator:
Weighted average common shares outstanding - basic	85,704	85,097
Dilutive effect of equity-based compensation awards	1,171	—
Weighted average common shares outstanding - diluted	86,875	85,097
Earnings per share:
Basic and diluted net income (loss) from continuing operations	$0.07	$(0.01)
Basic and diluted net income (loss) from discontinued operations	—	—
Basic and diluted net income (loss)	$0.07	$(0.01)

NOTE 15 - SUBSEQUENT EVENTS

Acquisitions

On April 13, 2015, the Company closed on its previously announced acquisition of the Hampton Inn & Suites in Minneapolis, Minnesota.  The Company acquired the 211-guestroom hotel for a total purchase price of $39.0 million and entered into a management agreement with Interstate Hotels & Resorts for management of the hotel.  The purchase was completed with funds drawn under our $225 Million Revolver.

Debt

Unsecured Term Loan

On April 7, 2015, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $125.0 million unsecured term loan with KeyBank National Association, as administrative agent, Regions Bank and Raymond James Bank, N.A., as co-syndication agents, KeyBanc Capital Markets, Inc., Regions Capital Markets and Raymond James Bank, N.A., as co-lead arrangers, and a syndicate of lenders including KeyBank National Association, Regions Bank, Raymond James Bank, N.A., Branch Banking and Trust Company, and U.S. Bank National Association.

The $125.0 million term loan matures on April 7, 2022 and has an accordion feature which will allow us to increase the total commitments by an aggregate of $75.0 million prior to the maturity date, subject to certain conditions.  Outstanding borrowings on the $125.0 million term loan are limited by certain measures related to consolidated unsecured indebtedness of the Company, unencumbered adjusted net operating income, and the aggregate value of the unencumbered assets.  In addition, we are subject to certain financial and other covenants. Borrowings under the term loan are limited by the value of hotel assets that qualify as unencumbered assets. As of the date of the term loan, 39 of our hotel properties qualified as, and are deemed to be, unencumbered assets.

We are obligated to pay interest at the end of each selected interest period, but not less than quarterly, with all outstanding principal and accrued but unpaid interest due at the maturity of the loan. We have the right to repay all or any portion of the outstanding borrowings from time to time, subject to prepayment fees for the first two years of the term.  We pay interest on advances at varying rates based upon LIBOR or the administrative agent’s prime rate. We are currently paying interest at 2.12% based on LIBOR at April 24, 2015.

The unsecured term loan permits the Operating Partnership and the Company to maintain unsecured credit facilities with other lenders. Furthermore, the term loan permits us to use those assets included in the unencumbered asset pool as unencumbered assets for credit facilities with other lenders, so long as all financial and other covenants are maintained.

At closing we drew the full $125.0 million amount of the unsecured term loan and on April 21, 2015, the Company exercised $15.0 million of the $75.0 million accordion.  All proceeds were used to pay down the principal balance of our $225 Million Revolver, which resulted in $199.2 million of availability under our $225 Million Revolver.  The exercise of this feature increased the aggregate unsecured term loan commitments to $140.0 million under the unsecured term loan and does not affect any other terms or conditions of the credit agreement.  In conjunction with exercising the accordion feature, the Company has added American Bank, N.A. as a new lender under the facility.

Equity Transactions

On April 1, 2015, we redeemed 95,646 Common Units, which had been tendered February 2, 2015, for shares of our common stock.

Dividends

On April 30, 2015, our board of directors declared cash dividends of $0.1175 per share of common stock, $0.578125 per share of 9.25% Series A Cumulative Redeemable Preferred Stock, $0.4921875 per share of 7.875% Series B Cumulative Redeemable Preferred Stock, and $0.4453125 per share of 7.125% Series C Cumulative Redeemable Preferred Stock. These dividends are payable on May 29, 2015 to stockholders of record on May 15, 2015.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2014 and our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

•                  environmental uncertainties and risks related to natural disasters; and

•                  the other factors discussed under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Overview

We focus primarily on acquiring and owning premium-branded, select-service hotels in the Upscale and Upper-midscale segments of the U.S. lodging industry, as these segments are currently defined by Smith Travel Research (“STR”). Since completion of our IPO on February 14, 2011, we have acquired 49 hotels with a total of 6,938 guestrooms for purchase prices aggregating approximately $1.0 billion. At March 31, 2015, we owned 90 hotels with a total of 11,468 guestrooms located in 21 states. Except for six hotels, five of which are subject to ground leases and one of which is subject to a PILOT (payment in lieu of taxes) lease, we own our hotels in fee simple. Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

The vast majority of our hotels operate under premium franchise brands owned by Marriott International, Inc. (“Marriott”) (Courtyard by Marriott®, Residence Inn by Marriott®, SpringHill Suites by Marriott®, Fairfield Inn and Suites by Marriott®, and TownePlace Suites by Marriott®), Hilton Worldwide (“Hilton”) (DoubleTree by Hilton®, Hampton Inn®, Hampton Inn & Suites®, Homewood Suites® and Hilton Garden Inn®), Intercontinental Hotel Group (“IHG”) (Holiday Inn®, Holiday Inn Express®, Holiday Inn Express and Suites® and Staybridge Suites®) and an affiliate of Hyatt Hotels Corporation (“Hyatt”) (Hyatt House® and Hyatt Place®).

We have elected to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011.  To qualify as a REIT, we cannot operate or manage our hotels.  Accordingly, we lease substantially all of our hotels to wholly owned subsidiaries of our taxable REIT subsidiary (our “TRS lessees”).

At March 31, 2015, all of our hotels are operated pursuant to hotel management agreements with professional third party hotel management companies as follows:

Management Company	Number of Properties	Number of Guestrooms
Interstate Management Company, LLC and its affiliate Noble Management Group, LLC	51	5,748
Select Hotel Group, LLC	12	1,681
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott	6	973
White Lodging Services Corporation	4	791
Kana Hotels, Inc.	3	315
InterMountain Management, LLC and its affiliate, Pillar Hotels and Resorts, LP	7	723
Affiliates of IHG including IHG Management (Maryland) LLC and Intercontinental Hotel Group Resources, Inc.	2	395
OTO Development, LLC	2	260
American Liberty Hospitality, Inc.	2	372
Stonebridge Realty Advisors, Inc.	1	210
Total	90	11,468

Our TRS lessees may also employ other hotel managers in the future. We do not have, and will not have, any ownership or economic interest in any of the hotel management companies engaged by our TRS lessees.

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

The U.S. lodging industry experienced a positive trend through 2014 that we expect to continue through 2015 as the U.S. economy continues to improve.  According to a report prepared in January 2015 by PricewaterhouseCoopers, LLP, U.S. RevPAR growth in 2015 for Upscale hotels and Upper-midscale hotels is projected to be 6.6% and 8.2%, respectively. We have a positive outlook about national macro-economic conditions and their effect on room-night demand. While the supply of new hotels under construction has increased and is expected to accelerate in 2015, we expect that our near-term results will not be adversely affected by increased lodging supply in our markets at this time.

Our Hotel Property Portfolio

At March 31, 2015, our hotel property portfolio consisted of 90 hotels with a total of 11,468 guestrooms. According to STR’s current chain scales, 61 of our hotel properties with 8,169 guestrooms are categorized as Upscale hotels and 29 of our hotel properties with 3,299 guestrooms are categorized as Upper-midscale hotels. Information for our hotel properties by franchisor as of March 31, 2015 follows:

Franchise/Brand	Number of Hotel Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	11	1,662
SpringHill Suites by Marriott	9	1,188
Residence Inn by Marriott	7	816
Fairfield Inn & Suites by Marriott (1)	7	756
TownePlace Suites by Marriott	1	90
Total Marriott	35	4,512
Hilton
Hilton Garden Inn	10	1,266
Hampton Inn	5	456
Hampton Inn & Suites	8	1,044
DoubleTree by Hilton	2	337
Homewood Suites	1	91
Total Hilton	26	3,194
Hyatt
Hyatt Place	16	2,224
Hyatt House	1	135
Total Hyatt	17	2,359
IHG
Holiday Inn Express	2	185
Holiday Inn Express & Suites	4	561
Holiday Inn	1	143
Staybridge Suites	2	213
Total IHG	9	1,102

Starwood
Aloft	1	136
FourPoints by Sheraton	1	101
Total Starwood	2	237

Carlson
Country Inn & Suites by Carlson	1	64
Total	90	11,468

(1)       During the three months ended March 31, 2015, we added 5 guestrooms due to the completion of renovations.

Hotel Property Portfolio Activity

We continuously consider ways in which to refine our portfolio of properties to drive growth and create value.  In the normal course of business, we evaluate opportunities to acquire additional properties that meet our investment criteria and opportunities to recycle capital through the disposition of properties.  As such, the composition and size of our portfolio of properties may change materially over time.  Significant changes to our portfolio of properties would have a material effect on our financial condition and results of operations.

Acquisitions

We did not acquire any hotel properties in the first quarter of 2015. A summary of the four hotel properties acquired during the first quarter of 2014 follows (dollars in thousands, except Cost per Key):

Date Acquired	Franchise/Brand	Location	Guestrooms as of March 31, 2015	Purchase Price		Renovation Cost		Cost per Key

January 9, 2014	Hilton Garden Inn	Houston (Galleria), TX	182	$37,500		$3,400	(2)	$225,000
January 10, 2014	Hampton Inn	Santa Barbara (Goleta), CA	101	27,900	(1)	2,100	(2)	297,000
January 24, 2014	Four Points by Sheraton	San Francisco, CA	101	21,250		1,400	(2)	224,000
March 14, 2014	DoubleTree by Hilton	San Francisco, CA	210	39,060		4,500	(2)	207,000
Total		4 hotel properties	594	$125,710		$11,400		$231,000

(1)        The purchase price for this hotel included the issuance of 412,174 Common Units in our Operating Partnership valued at the time of issuance at $3.7 million.

(2)        The amounts reflect actual-to-date and estimated remaining costs to complete.

The purchase price and renovation costs are funded by mortgage debt, advances on our senior unsecured revolving line of credit facility, cash and the issuance of Operating Partnership Common Units described in footnote 1 to the table above.  Additional information about the mortgage debt financing is provided below in “Outstanding Indebtedness — Mortgage Loans.”

Of the total renovation costs detailed in the table above, $7.1 million has been incurred as of March 31, 2015.  There is no assurance that our actual renovation costs will not exceed our estimates.

Dispositions

Although we continue our strategy of periodically evaluating our hotel properties and land held for development for capital recycling opportunities, we did not sell any hotel properties or land held for development during the three months ended March 31, 2015.

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

As discussed in the footnotes to the consolidated financial statements, we have elected to early adopt ASU No. 2014-08, which changes the criteria for discontinued operations to include only disposals that represent a strategic shift in operations with a major effect on operations and results.  While we have elected early adoption of ASU No. 2014-08, the sale of the AmericInn Hotel & Suites and Aspen Hotel & Suites has been included in discontinued operations as these hotels were classified as held for sale in prior periods.  Under this ASU, the Company anticipates that the majority of future property sales will not be classified as discontinued operations.

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

Funds From Operations

As defined by the National Association of Real Estate Investment Trusts, (“NAREIT”), FFO represents net income or loss (computed in accordance with GAAP), excluding preferred dividends, gains (or losses) from sales of property, impairment, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization, and adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operational performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and impairment losses, it provides a performance measure that, when compared year over year, reflects the effect to operations from trends in occupancy, room rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our computation of FFO differs from the NAREIT definition and may differ from the methodology for calculating FFO used by other equity REITs and, accordingly, may not be comparable to such other REITs because in addition to the amount of depreciation and amortization we add back to net income or loss, we also add back the amortization of deferred financing costs and amortization of franchise application fees. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

The following is a reconciliation of our GAAP net income to FFO for the three months ended March 31, 2015 and 2014 (in thousands, except per share/unit data):

	For the Three Months Ended March 31,
	2015	2014

Net income	$10,591	$3,325
Preferred dividends	(4,147)	(4,147)
Depreciation and amortization	15,264	15,065
Amortization of deferred financing costs	398	369
(Gain) loss on disposal of assets	503	(61)
Noncontrolling interest in joint venture	—	123
Adjustments related to joint venture	—	(86)
Funds from operations	$22,609	$14,588
FFO per common share/unit	$0.26	$0.17

Weighted average diluted common shares/units (1)	86,875	86,585

(1)       Includes Common Units in Summit Hotel OP, LP, the Company’s operating partnership, held by limited partners (other than us and our subsidiaries) because the Common Units are redeemable for cash or, at our election, shares of our Common Stock.

During the three months ended March 31, 2015, FFO increased by $8.0 million, or 55.0%, over the comparable period in the prior year primarily due to an increase in revenues of $18.1 million during the three months ended March 31, 2015 in comparison with the prior year, which resulted in an increase in net income of $7.3 million over the prior year.  The increase in revenues was the result of an increase in RevPAR as discussed below under “Results of Operations.”

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

The following is a reconciliation of our GAAP net income to EBITDA for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended March 31,
	2015	2014

Net income	$10,591	$3,325
Depreciation and amortization	15,264	15,065
Interest expense	7,247	6,729
Interest income	(231)	(50)
Income tax expense	499	77
Noncontrolling interest in joint venture	—	123
Adjustments related to joint venture	—	(86)
EBITDA	$33,370	$25,183

During the three months ended March 31, 2015, EBITDA increased by $8.2 million, or 32.5%, over the prior year primarily due to an increase in net income before depreciation and amortization of $7.5 million.  The increase in net income before depreciation and amortization was primarily driven by an increase in revenues of $18.1 million during the three months ended March 31, 2015 in comparison with the prior year.  The increase in revenues was the result of an increase in RevPAR as discussed below under “Results of Operations.”

Results of Operations

The comparisons that follow should be reviewed in conjunction with the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Hotel properties classified as discontinued operations prior to our adoption of ASU 2014-08 are not included in the discussion below.

Comparison of First Quarter 2015 with First Quarter 2014

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the three months ended March 31, 2015 compared with the three months ended March 31, 2014 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we own as of the current reporting date and that we have owned for the entire prior fiscal year.

	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2015		2014		Dollar Change		Percentage Change
	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio
	(90 hotels)	(84 hotels)	(89 hotels)	(84 hotels)	(90/89 hotels)	(84 hotels)	(90/89 hotels)	(84 hotels)

Total revenues	$107,648	$95,018	$89,544	$83,899	$18,104	$11,119	20.2%	13.3%
Hotel operating expenses	$69,268	$61,008	$59,919	$56,264	$9,349	$4,744	15.6%	8.4%
Occupancy	74.3%	74.3%	72.2%	71.8%	n/a	n/a	2.9%	3.4%
ADR	$132.36	$128.54	$118.83	$117.36	$13.53	$11.18	11.4%	9.5%
RevPAR	$98.30	$95.52	$85.76	$84.32	$12.54	$11.21	14.6%	13.3%

Revenue. Total revenues, including room and other hotel operations revenue, increased $18.1 million in the first quarter of 2015 compared with the first quarter of 2014. The increase in revenues is due to an increase in same-store revenues of $11.1 million and an increase in revenues from the six hotel properties acquired in 2014 (the “Acquired Hotels”) of $7.7 million, partially offset by a reduction in revenue of $0.7 million related to a hotel property that was sold during the fourth quarter of 2014.

The same-store revenue increase of $11.1 million, or 13.3%, was due to increases in occupancy to 74.3% in the first quarter of 2015 compared with 71.8% in the first quarter of 2014, and an increase in ADR to $128.54 in the first quarter of 2015 from $117.36 in the first quarter of 2014. The increases in occupancy and ADR resulted in a 13.3% increase in same-store RevPAR to $95.52 in the first quarter of 2015 compared with $84.32 in the first quarter of 2014. These increases were due to the improving economy, our strong revenue and asset management programs, hotel industry fundamentals and renovations made at our hotel properties.

Hotel Operating Expenses. Hotel operating expenses increased $9.3 million in the first quarter of 2015 compared with the first quarter of 2014. The increase is due in part to the additional operating expenses from the Acquired Hotels of $5.2 million. In addition, the increase in same-store hotel operating expenses is due to $4.7 million of variable costs related to the increase in revenue.  These increases were partially offset by a reduction in expenses of $0.6 million related to a hotel property that was sold during the fourth quarter of 2014.  Expenses at the same-store hotels declined as a percentage of revenue from 67.1% in the first quarter of 2014 to 64.2% in the first quarter of 2015, due to consistent fixed expenses and increasing revenues at the same-store hotel properties.

The following table summarizes our hotel operating expenses for our same-store (84 hotels) portfolio for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended March 31,		Percentage	Percentage of Revenue
	2015	2014	Change	2015	2014

Rooms expense	$22,614	$22,504	0.5%	23.8%	26.8%
Other direct expense	13,408	11,330	18.3%	14.1%	13.5%
Other indirect expense	24,986	22,430	11.4%	26.3%	26.7%
Total hotel operating expenses	$61,008	$56,264	8.4%	64.2%	67.1%

Depreciation and Amortization. Depreciation and amortization expense increased $0.2 million in the first quarter of 2015 compared with the first quarter of 2014.

Corporate General and Administrative. Corporate general and administrative expenses increased by $0.3 million in the first quarter of 2015 compared with the first quarter of 2014. This increase was primarily due to increases in employee costs of $0.7 million and stock-based compensation of $0.2 million.  These increases were partially offset by a $0.6 million reduction in professional fees primarily related to the fees incurred in the three months ended March 31, 2014 to establish new procedures and systems for intercompany account reconciliations.

Other Income/Expense. Other expense, net increased $0.9 million in the first quarter of 2015 compared with the first quarter of 2014 primarily due to an increase in interest expense due to higher average debt outstanding.

Discontinued Operations

Pursuant to our strategy, we periodically evaluate our hotel properties for potential sale and redeployment of capital.  Prior to our early adoption of ASU 2014-08 in the first quarter of 2014, we reported the results of operations, including impairment charges, in discontinued operations.

Condensed results for the hotel properties included in discontinued operations follows (in thousands):

For the Three Months Ended March 31, 2014

Revenues	$1,088
Hotel operating expenses	770
Depreciation and amortization	4
Operating income	314
Other income	63
Income before taxes	377
Income tax benefit	1
Income from discontinued operations	$378

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

To satisfy the requirements for qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to distribute a sufficient amount of our taxable income to maintain our status as a REIT and to avoid tax on undistributed income. Therefore, if sufficient funds are not available to us from hotel dispositions, our senior unsecured revolving credit facility and additional mortgage and other loans, we will need to raise capital to grow our business and invest in additional hotel properties.

We expect to satisfy our liquidity requirements with cash provided by operations, working capital, short-term borrowings under our senior unsecured revolving credit facility, term debt and the release of restricted cash upon satisfaction of the usage requirements. In addition, we may fund the purchase price of hotel acquisitions and cost of required capital improvements by borrowing under our senior unsecured revolving credit facility, assuming existing mortgage debt, issuing securities (including Common Units issued by the Operating Partnership), or incurring other mortgage or other types of debt. Further, we may seek to raise capital through public or private offerings of our equity or debt securities. However, certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders and market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all. We believe that our cash provided by operations, working capital, borrowings available under our senior unsecured revolving credit facility and other sources of funds available to us will be sufficient to meet our ongoing liquidity requirements for at least the next 12 months.

At March 31, 2015, we have $3.5 million of mortgage debt maturing in 2015.  We have scheduled principal debt payments through the remainder of 2015 totaling $11.8 million for all mortgage debt. Although we believe we will have the capacity to satisfy these debt maturities and pay these scheduled principal debt payments, or we will be able to fund them using draws under our senior unsecured credit facility, there can be no assurances that our credit facility will be available to repay such amortizing debt, as draws under our senior unsecured credit facility are subject to certain financial covenants.

We anticipate making renovations and other non-recurring capital expenditures with respect to our hotel properties pursuant to property improvement plans required by our franchisors. We expect capital expenditures through the remainder of 2015 for these activities at hotel properties we own as of March 31, 2015 to be in the range of $15.9 million to $21.9 million.  Actual amounts may differ from our expectations.  We may also make renovations and incur other non-recurring capital expenditures in 2015 at hotel properties that we acquire in the future.

Cash Flows

The reduction in net cash provided by operating activities of $0.9 million for the three months ended March 31, 2015 compared with the three months ended March 31, 2014 primarily resulted from a $7.3 million improvement in earnings offset by an $8.1 million net reduction in accounts payable and accrued expenses.

The $87.9 million decrease in net cash used in investing activities for the three months ended March 31, 2015 compared with the three months ended March 31, 2014 primarily resulted from an $89.0 million decrease in acquisitions of hotel properties.

The $86.9 million decrease in net cash provided by (used in) financing activities for the three months ended March 31, 2015 compared with the three months ended March 31, 2014 resulted from a $66.0 million decrease in proceeds from debt issuances and a $20.4 million increase in payments on debt.

Outstanding Indebtedness

At March 31, 2015, we had $423.8 million in outstanding indebtedness secured by first priority mortgage liens on 49 hotel properties. We also had $205.0 million borrowed on our $300.0 million senior unsecured credit facility that was supported by 36 hotel properties included in the credit facility borrowing base.  The hotel properties in the borrowing base must remain unencumbered by mortgage debt. In addition, we had five other hotel properties with a total of 777 guestrooms, unencumbered by mortgage debt that were available to be used as collateral for future loans.

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

We intend to maintain a prudent capital structure and, while the ratio will vary from time to time, we generally intend to limit our ratio of indebtedness to EBITDA to no more than six to one. For purposes of calculating this ratio, we exclude preferred stock from indebtedness. We have obtained financing through debt financing having staggered maturities and intend to continue to do so in the future. Our debt includes, and may include in the future, debt secured by first priority mortgage liens on hotel properties and unsecured debt.

As of March 31, 2015, we were in compliance with the covenants under our debt agreements. We do not currently anticipate any change in circumstances that would impair our ability to continue to comply with these covenants.

We believe we will have adequate liquidity to meet requirements for scheduled maturities and principal repayments. However, we can provide no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, whether such refinancing will be available on favorable terms.

Unsecured Term Loan

On April 7, 2015, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $125.0 million unsecured term loan with KeyBank National Association, as administrative agent, Regions Bank and Raymond James Bank, N.A., as co-syndication agents, KeyBanc Capital Markets, Inc., Regions Capital Markets and Raymond James Bank, N.A., as co-lead arrangers, and a syndicate of lenders including KeyBank National Association, Regions Bank, Raymond James Bank, N.A., Branch Banking and Trust Company, and U.S. Bank, National Association.

The $125.0 million term loan matures on April 7, 2022 and has an accordion feature which will allow us to increase the total commitments by an aggregate of $75.0 million prior to the maturity date, subject to certain conditions.  Outstanding borrowings on the $125.0 million term loan are limited by certain measures related to consolidated unsecured indebtedness of the Company, unencumbered adjusted net operating income, and the aggregate value of the unencumbered assets.  We are subject to certain financial and other covenants. Borrowings under the term loan are limited by the value of hotel assets that qualify as unencumbered assets. As of the date of the term loan, 39 of our hotel properties qualified as, and are deemed to be, unencumbered assets.

We are obligated to pay interest at the end of each selected interest period, but not less than quarterly, with all outstanding principal and accrued but unpaid interest due at the maturity of the loan. We have the right to repay all or any portion of the outstanding borrowings from time to time, subject to prepayment fees.  We pay interest on advances at varying rates based upon LIBOR or the administrative agent’s prime rate.

The unsecured term loan permits the Operating Partnership and the Company to maintain unsecured credit facilities with other lenders. Furthermore, the term loan permits us to use those assets included in the unencumbered asset pool as unencumbered assets for credit facilities with other lenders, so long as all financial and other covenants are maintained.

At closing we drew the full $125.0 million amount of the unsecured term loan and on April 21, 2015, the Company exercised $15.0 million of the $75.0 million accordion.  All proceeds were used to pay down the principal balance of our $225 Million Revolver.  The exercise of this feature increased the aggregate unsecured term loan commitments to $140.0 million and does not affect any other terms or conditions of the credit agreement.  In conjunction with exercising the accordion feature, the Company has added American Bank, N.A. as a new lender under the facility.

A summary of our debt at March 31, 2015 follows (dollars in thousands):

Lender	Interest Rate (1)	Amortization Period (Years)	Maturity Date	Number of Properties Encumbered	Principal Amount Outstanding

Senior Unsecured Credit Facility

Deutsche Bank AG New York Branch
$225 Million Revolver	2.08% Variable	n/a	October 10, 2017	n/a	$130,000
$75 Million Term Loan	3.94% Fixed (2)	n/a	October 10, 2018	n/a	75,000

Total Senior Unsecured Credit Facility					205,000

Mortgage Loans

ING Life Insurance and Annuity	6.10% Fixed	20	March 1, 2019	14	61,813
	4.55% Fixed	25	March 1, 2019	(cross-collateralized with other ING loan)	32,800
KeyBank National Association	4.46% Fixed	30	February 1, 2023	4	28,362
	4.52% Fixed	30	April 1, 2023	3	21,964
	4.30% Fixed	30	April 1, 2023	3	21,306
	4.95% Fixed	30	August 1, 2023	2	37,789
Bank of America Commercial Mortgage	6.41% Fixed	25	September 1, 2017	1	8,096
Merrill Lynch Mortgage Lending Inc.	6.38% Fixed	30	August 1, 2016	1	5,125
GE Capital Financial Inc.	5.39% Fixed	25	April 1, 2020	1	9,251
	5.39% Fixed	25	April 1, 2020	1	4,981
MetaBank	4.25% Fixed	20	August 1, 2018	1	7,041
Bank of Cascades	2.18% Variable	25	December 19, 2024	1	9,756
	4.30% Fixed	25	December 19, 2024	(cross-collateralized with other Bank of Cascades note)	9,756
Goldman Sachs	5.67% Fixed	25	July 6, 2016	2	13,706
Compass Bank	4.57% Fixed (3)	20	May 17, 2018	1	12,300
	2.58% Variable	25	May 6, 2020	3	24,482
General Electric Capital Corp.	5.39% Fixed	25	April 1, 2020	1	5,239
	5.39% Fixed	25	April 1, 2020	1	6,135
	4.82% Fixed	20	April 1, 2018	1	7,112
	5.03% Fixed	25	March 1, 2019	1	9,690
AIG	6.11% Fixed	20	January 1, 2016	1	12,787
Greenwich Capital Financial Products, Inc.	6.20% Fixed	30	January 6, 2016	1	22,603
Wells Fargo Bank, National Association	5.53% Fixed	25	October 1, 2015	1	3,489
	5.57% Fixed	25	January 1, 2016	1	5,979
U.S. Bank, NA	6.22% Fixed	30	November 1, 2016	1	17,445
	6.13% Fixed	25	November 11, 2021	1	11,755
	5.98% Fixed	30	March 8, 2016	1	13,011
Total Mortgage Loans				49	423,773

Total Debt				49	$628,773

(1)             The interest rates at March 31, 2015 above give effect to our use of interest rate derivatives, where applicable.

(2)             We entered into an interest rate derivative to effectively produce a fixed interest rate, however, the interest rate spread over LIBOR may change based upon our Leverage Ratio, as defined in the credit facility documents.

(3)             An interest rate derivative instrument effectively converts 85% of this loan to a fixed rate.

Senior Unsecured Credit Facility

At March 31, 2015, we have a $300.0 million senior unsecured credit facility. Deutsche Bank AG New York Branch (“Deutsche Bank”) is the administrative agent and Deutsche Bank Securities Inc. is the sole lead arranger. The syndication of lenders includes Deutsche Bank, Bank of America, N.A., Royal Bank of Canada, Key Bank, Regions Bank, Fifth Third Bank, Raymond James Bank, N.A., and U.S. Bank National Association. Our existing and future subsidiaries that own or lease a hotel property that is included in the unencumbered borrowing base supporting the facility are required to guaranty this credit facility.

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

Outstanding borrowings on this credit facility are limited to the least of (i) the aggregate commitments of all of the lenders, (ii) an amount such that our ratio of consolidated unsecured indebtedness to the aggregate value of our unencumbered assets, all as calculated pursuant to the provisions of the term loan documentation, does not exceed 60%, and (iii) an amount such that the ratio of unencumbered adjusted net operating income to assumed unsecured interest expense, all as defined in the term loan documentation, is equal to or greater than 2.00:1.00.

At March 31, 2015, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which, we had $205.0 million borrowed, $13.8 million in standby letters of credit, and $81.2 million available to borrow.

At April 24, 2015, 40 of our unencumbered hotel properties are included in the borrowing base supporting the senior unsecured credit facility. Thus, none of these properties is available to be leveraged with other indebtedness while included in the borrowing base. As a result, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which, we had $100.0 million borrowed, $0.8 million in standby letters of credit and $199.2 million available to borrow.

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

Unencumbered Assets. This credit facility is unsecured; however, borrowings are limited by the value of hotel properties that qualify as unencumbered assets supporting this credit facility. At March 31, 2015, 36 of our hotel properties qualify as, and are deemed to be, unencumbered assets that support this credit facility. Among other conditions, unencumbered assets must not be subject to liens or security interests, and the owner and operating lessee of such unencumbered asset must execute a guaranty supplement pursuant to which the owner and operating lessee become subsidiary guarantors of the credit facility. In addition, hotel properties may be added to or removed from the unencumbered asset pool at any time so long as there is a minimum of 20 hotel properties in the unencumbered asset pool, the unencumbered assets meet certain diversity requirements (such as limits on concentrations in any particular market), and the then-current borrowings on the credit facility do not exceed the maximum available under the credit facility given the availability limitations described above. Further, to be eligible as an unencumbered asset, the hotel property must: be franchised with a nationally-recognized franchisor; satisfy certain ownership, management and operating lessee criteria; and not be subject to material defects, such as liens, title defects, environmental contamination and other standard lender criteria.

Mortgage Loans

At March 31, 2015, we had $423.8 million in mortgage loans outstanding. These loans are secured primarily by first mortgage liens on hotel properties.

For additional information regarding our mortgage loans, please read our consolidated financial statements and related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.

At April 24, 2015, we had $422.9 million in outstanding indebtedness secured by first priority mortgage liens on 49 hotel properties.  We also had $100.0 million borrowed on our $300 million senior unsecured credit facility and $140.0 million borrowed on our new unsecured term loan, both of which were supported by 40 hotel properties (which includes the newly-acquired Minneapolis Hampton Inn & Suites) included in the credit facility borrowing bases.  In addition, we have 2 other hotels with a total of 277 guestrooms unencumbered by mortgage debt that are available to be used as collateral for future loans.

Equity Transactions

On February 2, 2015, 95,646 Common Units were tendered for redemption, which we redeemed for 95,646 shares of our common stock on April 1, 2015.

Capital Expenditures

In the three months ended March 31, 2015, we spent $16.1 million on capital expenditures.  We anticipate spending a total of $15.9 million to $21.9 million on hotel property renovations in the remainder of 2015. We expect to fund these expenditures with cash provided by operations, working capital, borrowings under our $225 Million Revolver, and other potential sources of capital, to the extent available to us.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements. At March 31, 2015, we had $13.8 million in outstanding stand-by letters of credit, of which $0.7 million was supporting performance bonds and $13.1 million was supporting a purchase agreement for the Hampton Inn & Suites in downtown Minneapolis. Upon completion of the acquisition on April 13, 2015, as described below in “Recent Developments — Acquisitions”, the letter of credit supporting the purchase agreement was released.  As of April 24, 2015, we had $0.8 million in outstanding standby letters of credit.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at March 31, 2015 (dollars in thousands):

	Payments Due By Period
	Total	Less than One Year (4)	One to Three Years	Four to Five Years	More than Five Years

Debt obligations (1)	$775,600	$93,933	$232,480	$148,919	$300,268
Operating lease obligations (2)	54,470	845	1,722	1,427	50,476
Purchase obligations (3)	4,469	4,469	—	—	—
Total	$834,539	$99,247	$234,202	$150,346	$350,744

(1)         Amounts shown include amortization of principal, maturities, and estimated interest payments. Interest payments on our variable rate debt have been estimated using the interest rates in effect at March 31, 2015, after giving effect to our interest rate swaps.  Amounts shown exclude borrowings on our seven-year unsecured term loan and repayment of borrowings drawn on the $225 Million Revolver after March 31, 2015.

(2)         Primarily ground leases and corporate office leases.

(3)         This amount represents purchase orders and executed contracts for renovation projects at our hotel properties.

(4)         This column includes amounts through March 31, 2016.

As of March 31, 2015, we were party to a purchase agreement with a hotel property developer to acquire a Hampton Inn & Suites in downtown Minneapolis, MN for $39.0 million, which price included change orders to date. Upon completion of the acquisition on April 13, 2015 as described below in “Recent Developments — Acquisitions”, the letter of credit supporting the purchase agreement was released.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies or estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Developments

Acquisitions

On April 13, 2015, the Company closed on its previously announced acquisition of the newly-constructed Hampton Inn & Suites in Minneapolis, Minnesota.  The Company acquired the 211-guestroom hotel for a total purchase price of $39.0 million and entered into a management agreement with Interstate Hotels & Resorts for management of the hotel.  The purchase price of the hotel was funded with borrowings under our $225 Million Revolver.

Debt

On April 7, 2015, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $125.0 million unsecured term loan as described above in “Unsecured Term Loan.”

On April 21, 2015, the Company exercised $15.0 million of the $75.0 million accordion feature from the $125.0 million unsecured term loan closed on April 7, 2015.  The exercise of this feature increased the aggregate unsecured term loan commitments to $140.0 million and does not affect any other terms or conditions of the credit agreement.  In conjunction with exercising the accordion feature, the Company has added American Bank, N.A. as a new lender under the facility.

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

At March 31, 2015, we were party to four interest rate derivative agreements, with a total notional amount of $102.7 million, where we receive variable-rate payments in exchange for making fixed-rate payments. These agreements are accounted for as cash flow hedges and have a termination value of $2.8 million.

At March 31, 2015, after giving effect to our interest rate derivative agreements, $462.7 million, or 73.6%, of our debt had fixed interest rates and $166.1 million, or 26.4%, had variable interest rates.  At December 31, 2014, after giving effect to our interest rate derivative agreements, $465.2 million, or 74.3%, of our debt had fixed interest rates and $161.3 million, or 25.7%, had variable interest rates. Assuming no increase in the level of our variable rate debt outstanding as of March 31, 2015, if interest rates increased by 1.0% our cash flow would decrease by approximately $1.7 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At March 31, 2015, we have $3.5 million of debt maturing in 2015. We have scheduled principal debt payments in the next twelve months totaling $67.5 million, of which $66.8 million has fixed interest rates.

Item 4.                     Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                                                         Legal Proceedings.

We are involved from time to time in litigation arising in the ordinary course of business. However, we are not currently aware of any actions against us that we believe would materially adversely affect our business, financial condition or results of operations.

Item 1A.                                                Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014.

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
10.1

First Amendment to Credit Facility among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, Bank of America, N.A., Royal Bank of Canada, KeyBank National Association, Regions Bank, Raymond James Bank, N.A., and US Bank National Association, dated February 27, 2015. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on March 2, 2015)

10.2

$125,000,000 Credit Agreement dated April 7, 2015 among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, Key Bank National Association, Regions Bank, Raymond James Bank, N.A., Branch Banking and Trust Company and U.S. Bank National Association. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on April 13, 2015)

10.3†	Employment Agreement, dated March 3, 2015, between Summit Hotel Properties, Inc. and Paul Ruiz*
10.4†

Second Amendment to Credit Facility among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, Bank of America, N.A., Royal Bank of Canada, KeyBank National Association, Regions Bank, Raymond James Bank, N.A., Fifth Third Bank and U.S. Bank National Association, dated April 7, 2015.

10.5†	Form of Stock Award Agreement (Performance Based Shares) between Summit Hotel Properties, Inc. and its executive officers*
10.6†	Accession Agreement, dated April 21, 2015, among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, American Bank N.A., and KeyBank National Association.
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document

† - Filed herewith

* - Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: May 4, 2015	By:	/s/ Greg A. Dowell
Greg A. Dowell Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1

First Amendment to Credit Facility among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, Bank of America, N.A., Royal Bank of Canada, KeyBank National Association, Regions Bank, Raymond James Bank, N.A., and US Bank National Association, dated February 27, 2015. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on March 2, 2015)

10.2

$125,000,000 Credit Agreement dated April 7, 2015 among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, Key Bank National Association, Regions Bank, Raymond James Bank, N.A., Branch Banking and Trust Company and U.S. Bank National Association. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on April 13, 2015)

10.3†	Employment Agreement, dated March 3, 2015, between Summit Hotel Properties, Inc. and Paul Ruiz*
10.4†

Second Amendment to Credit Facility among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, Bank of America, N.A., Royal Bank of Canada, KeyBank National Association, Regions Bank, Raymond James Bank, N.A., Fifth Third Bank and U.S. Bank National Association, dated April 7, 2015.

10.5†	Form of Stock Award Agreement (Performance Based Shares) between Summit Hotel Properties, Inc. and its executive officers*
10.6†	Accession Agreement, dated April 21, 2015, among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, American Bank N.A., and KeyBank National Association.
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document

† - Filed herewith

* - Management contract or compensatory plan or arrangement