Form 10-Q
period 2015-06-30
Summit Hotel Properties, Inc.
filed 2015-08-03
CIK 1497645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 30, 2015, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 86,594,074.

i

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements

Summit Hotel Properties, Inc.
Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Investment in hotel properties, net	$1,215,012	$1,339,415
Investment in hotel properties under development	—	253
Land held for development	6,453	8,183
Assets held for sale	216,357	300
Cash and cash equivalents	36,963	38,581
Restricted cash	31,187	34,395
Trade receivables	12,531	7,681
Prepaid expenses and other	7,728	6,181
Derivative financial instruments	—	66
Deferred charges, net	8,806	9,641
Deferred tax asset, net	—	176
Other assets	16,077	14,152
Total assets	$1,551,114	$1,459,024

LIABILITIES AND EQUITY

Liabilities:
Debt	$721,010	$626,533
Accounts payable	3,113	7,271
Accrued expenses	40,207	38,062
Derivative financial instruments	2,187	1,957
Total liabilities	766,517	673,823

Commitments and contingencies (Note 7)

Equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized:
9.25% Series A - 2,000,000 shares issued and outstanding at June 30, 2015 and December 31, 2014 (aggregate liquidation preference of $50,385 at June 30, 2015 and $50,398 at December 31, 2014)	20	20
7.875% Series B - 3,000,000 shares issued and outstanding at June 30, 2015 and December 31, 2014 (aggregate liquidation preference of $75,492 at June 30, 2015 and $75,509 at December 31, 2014)	30	30
7.125% Series C - 3,400,000 shares issued and outstanding at June 30, 2015 and December 31, 2014 (aggregate liquidation preference of $85,505 at June 30, 2015 and $85,522 at December 31, 2014)	34	34
Common stock, $.01 par value per share, 500,000,000 shares authorized, 86,536,592 and 86,149,720 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	865	861
Additional paid-in capital	890,392	888,191
Accumulated other comprehensive loss	(2,040)	(1,746)
Accumulated deficit and distributions	(109,628)	(107,779)
Total stockholders’ equity	779,673	779,611
Noncontrolling interests in operating partnership	4,924	5,590
Total equity	784,597	785,201
Total liabilities and equity	$1,551,114	$1,459,024

See Notes to the Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Room	$113,714	$99,680	$215,139	$184,232
Other hotel operations revenue	6,963	5,845	13,186	10,837
Total revenues	120,677	105,525	228,325	195,069

Expenses:
Hotel operating expenses:
Room	27,729	25,985	53,235	49,677
Other direct	15,860	13,214	30,895	25,234
Other indirect	31,688	27,410	60,415	51,617
Total hotel operating expenses	75,277	66,609	144,545	126,528
Depreciation and amortization	15,403	16,257	30,667	31,318
Corporate general and administrative	5,363	5,417	9,878	9,622
Hotel property acquisition costs	113	17	113	709
Loss on impairment of assets	—	660	—	660
Total expenses	96,156	88,960	185,203	168,837
Operating income	24,521	16,565	43,122	26,232

Other income (expense):
Interest expense	(7,655)	(7,234)	(14,902)	(13,963)
Other income, net	338	199	74	286
Total other expense, net	(7,317)	(7,035)	(14,828)	(13,677)
Income from continuing operations before income taxes	17,204	9,530	28,294	12,555
Income tax expense	(903)	(329)	(1,402)	(407)
Income from continuing operations	16,301	9,201	26,892	12,148
Income (loss) from discontinued operations	—	(41)	—	337
Net income	16,301	9,160	26,892	12,485

Income attributable to non-controlling interests:
Operating partnership	97	61	154	51
Joint venture	—	124	—	1
Net income attributable to Summit Hotel Properties, Inc.	16,204	8,975	26,738	12,433
Preferred dividends	(4,147)	(4,147)	(8,294)	(8,294)
Net income attributable to common stockholders	$12,057	$4,828	$18,444	$4,139

Earnings per share:
Basic and diluted net income per share from continuing operations	$0.14	$0.06	$0.21	$0.04
Basic and diluted net income per share from discontinued operations	—	—	—	0.01
Basic and diluted net income per share	$0.14	$0.06	$0.21	$0.05

Weighted average common shares outstanding:
Basic	85,831	85,165	85,768	85,136
Diluted	87,008	85,663	86,947	85,596

See Notes to the Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$16,301	$9,160	$26,892	$12,485
Other comprehensive loss, net of tax:
Changes in fair value of derivative financial instruments	465	(676)	(296)	(744)
Total other comprehensive income (loss)	465	(676)	(296)	(744)
Comprehensive income	16,766	8,484	26,596	11,741
Comprehensive income attributable to non-controlling interests:
Operating partnership	102	53	152	42
Joint venture	—	124	—	1
Comprehensive income attributable to Summit Hotel Properties, Inc.	16,664	8,307	26,444	11,698
Preferred dividends	(4,147)	(4,147)	(8,294)	(8,294)
Comprehensive income attributable to common stockholders	$12,517	$4,160	$18,150	$3,404

See Notes to the Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Changes in Equity

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

(in thousands, except share amounts)

						Accumulated
	Shares of		Shares of			Other	Accumulated	Total	Noncontrolling Interests
	Preferred	Preferred	Common	Common	Additional	Comprehensive	Deficit and	Shareholders’	Operating	Joint	Total
	Stock	Stock	Stock	Stock	Paid-In Capital	Income (Loss)	Distributions	Equity	Partnership	Venture	Equity
Balance at December 31, 2014	8,400,000	$84	86,149,720	$861	$888,191	$(1,746)	$(107,779)	$779,611	$5,590	$—	$785,201
Common stock redemption of common units	—	—	114,947	1	666	—	—	667	(667)	—	—
Dividends paid	—	—	—	—	—	—	(28,587)	(28,587)	(168)	—	(28,755)
Equity-based compensation	—	—	308,310	3	1,988	—	—	1,991	17	—	2,008
Other	—	—	(36,385)	—	(453)	—	—	(453)	—	—	(453)
Other comprehensive loss	—	—	—	—	—	(294)	—	(294)	(2)	—	(296)
Net income	—	—	—	—	—	—	26,738	26,738	154	—	26,892
Balance at June 30, 2015	8,400,000	$84	86,536,592	$865	$890,392	$(2,040)	$(109,628)	$779,673	$4,924	$—	$784,597

Balance at December 31, 2013	8,400,000	$84	85,402,408	$854	$882,858	$(1,379)	$(72,577)	$809,840	$4,722	$7,816	$822,378
Common stock redemption of common units	—	—	151,504	2	234	—	—	236	(236)	—	—
Common units issued for acquisition	—	—	—	—	—	—	—	—	3,685	—	3,685
Acquisition of non-controlling interests in joint venture	—	—	—	—	(415)	—	—	(415)	—	(7,817)	(8,232)
Dividends paid	—	—	—	—	—	—	(27,580)	(27,580)	(243)	—	(27,823)
Equity-based compensation	—	—	303,329	3	1,743	—	—	1,746	22	—	1,768
Other comprehensive loss	—	—	—	—	—	(735)	—	(735)	(9)	—	(744)
Net income	—	—	—	—	—	—	12,433	12,433	51	1	12,485
Balance at June 30, 2014	8,400,000	$84	85,857,241	$859	$884,420	$(2,114)	$(87,724)	$795,525	$7,992	$—	$803,517

See Notes to the Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2015	2014

OPERATING ACTIVITIES
Net income	$26,892	$12,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,667	31,327
Deferred finance cost amortization	819	757
Loss on impairment of assets	—	1,060
Equity-based compensation	2,008	1,768
Deferred tax asset	189	(5)
(Gain) loss on disposal of assets	711	(28)
Other	264	25
Changes in operating assets and liabilities:
Restricted cash - operating	(1,232)	(2,234)
Trade receivables	(4,821)	(5,911)
Prepaid expenses and other	(2,193)	3,106
Accounts payable and accrued expenses	1,774	6,439
NET CASH PROVIDED BY OPERATING ACTIVITIES	55,078	48,789

INVESTING ACTIVITIES
Acquisitions of hotel properties	(96,614)	(89,985)
Acquisition of non-controlling interest in joint venture	—	(8,232)
Investment in hotel properties under development	(76)	—
Improvements and additions to hotel properties	(26,040)	(26,456)
Amounts drawn under note funding obligation	(2,634)	(2,000)
Purchases of office furniture and equipment	—	(11)
Proceeds from asset dispositions, net	121	2,668
Restricted cash - FF&E reserve	4,441	(2,364)
NET CASH USED IN INVESTING ACTIVITIES	(120,802)	(126,380)

FINANCING ACTIVITIES
Proceeds from issuance of debt	287,000	130,998
Principal payments on debt	(192,522)	(29,828)
Financing fees on debt	(1,164)	(734)
Dividends paid	(28,755)	(27,823)
Other	(453)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	64,106	72,613

Net change in cash and cash equivalents	(1,618)	(4,978)

CASH AND CASH EQUIVALENTS
Beginning of period	38,581	46,706

End of period	$36,963	$41,728

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$14,207	$12,913

Capitalized interest	$76	$116

Cash payments for income taxes, net of refunds	$1,231	$617

Mortgage debt assumed for acquisitions of hotel properties	$—	$43,172

Fair value of common units issued for acquisition of hotel	$—	$3,685

See Notes to the Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

Summit Hotel Properties, Inc. (the “Company”) is a self-managed hotel investment company that was organized on June 30, 2010 as a Maryland corporation. The Company holds both general and limited partnership interests in Summit Hotel OP, LP (the “Operating Partnership”), a Delaware limited partnership also organized on June 30, 2010. On February 14, 2011, the Company closed on its initial public offering (“IPO”) and completed certain formation transactions, including the merger of Summit Hotel Properties, LLC (the “Predecessor”) with and into the Operating Partnership (the “Merger”). Unless the context otherwise requires, “we”, “us”, and “our” refer to the Company and its consolidated subsidiaries.

At June 30, 2015, our portfolio consists of 93 Upscale and Upper-midscale hotels with a total of 11,933 guestrooms located in 23 states. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our short taxable year ended December 31, 2011. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, substantially all of our hotels are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiary (“TRS”) and professionally managed by third-party property managers. We indirectly own 100% of the outstanding equity interests in all of our TRS Lessees.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company consolidate the accounts of the Company and all entities that are controlled by the Company’s ownership of a majority voting interest in such entities, as well as variable interest entities for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934 (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and six months ended June 30, 2015 may not be indicative of the results that may be expected for the full year 2015. For further information, please read the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Investment in Hotel Properties

We allocate the purchase price of hotel acquisitions based on the initial estimate of the fair values of the acquired assets and assumed liabilities and make adjustments, if and when necessary, to the recorded amounts of the acquired assets and liabilities within one year of consummation of the transaction in accordance with ASC 805, Business Combinations. We determine the acquisition-date fair values of all assets and assumed liabilities using methods similar to those used by independent appraisers, for example, using a discounted cash flow analysis that uses appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Acquisition costs are expensed as incurred.

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

We monitor events and changes in circumstances for indicators that the carrying value of a hotel property or land held for development may be impaired. Additionally, we perform a formal quarterly review to monitor the factors that could trigger an impairment.  Factors that could trigger an impairment analysis include, among others: i) significant underperformance relative to historical or projected operating results, ii) significant changes in the manner of use of a property or the strategy of our overall business, including changes in the estimated holding periods for hotel properties and land parcels, iii) a significant increase in competition, iv) a significant adverse change in legal factors or regulations, and v) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows of the specific property and determine if the investment is recoverable. If impairment is indicated, we estimate the fair value of the property based on discounted cash flows or sales price if the property is under contract and an adjustment is made to reduce the carrying value of the property to fair value.

Assets Held for Sale and Discontinued Operations

We classify assets as held for sale in the period in which certain criteria are met, including when the sale of the asset within one year is probable. Assets held for sale are no longer depreciated and are carried at the lower of carrying amount or fair value, less selling costs.

Historically, we presented the results of operations of hotel properties that had been sold or otherwise qualified as assets held for sale in discontinued operations if the operations and cash flows of the hotel properties had been or would be eliminated from our ongoing operations. We elected for the early adoption of Accounting Standards Update (“ASU”) 2014-08 (see “New Accounting Standards” below) in the first quarter of 2014 and we currently anticipate that the majority of future properties for sale will not be classified as discontinued operations.

We periodically review our hotel properties and our land held for development based on established criteria such as age, type of franchise, adverse economic and competitive conditions, and strategic fit, to identify properties which we believe are either non-strategic or no longer complement our business.

Variable Interest Entities

We consolidate variable interest entities (“VIE”) if we determine that we are the primary beneficiary of the entity.  When evaluating the accounting for a VIE, we consider the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our decision-making role, if any, in those activities that significantly determine the entity’s economic performance relative to other economic interest holders.  We determine our rights, if any, to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE by considering the economic interest in the entity, regardless of form, which may include debt, equity, management and servicing fees, or other contractual arrangements.  We consider other relevant factors including each entity’s capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, and other contractual arrangements that may be economically significant.  Additionally, we may enter into purchase and sale transactions in accordance with Section 1031 (“1031 Exchange”) of the Internal Revenue Code of 1986, as amended (“IRC”) for the exchange of like-kind property to defer gains on the sale of properties.  For reverse transactions under a 1031 Exchange in which we purchase a property prior to selling the property to be matched in the like-kind exchange (the “Parked Assets”), legal title to the Parked Assets is held by a Qualified Intermediary engaged to execute the 1031 Exchange until the sale transaction is consummated and the 1031 Exchange is completed.  We retain essentially all of the legal and economic benefits and obligations related to the Parked Assets.  As such, the Parked Assets are included in our consolidated statement of financial position and results of operations as a VIE until legal title is transferred to us upon completion of the 1031 Exchange.  See Note 3 — Hotel Property Acquisitions.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At times, cash on deposit may exceed the federally insured limit. We maintain our cash with high credit quality financial institutions.

Restricted Cash

Restricted cash consists of certain funds maintained in escrow by various third parties for property taxes, insurance, and certain capital expenditures. Funds may be disbursed from the restricted account by the escrow-holders for specific expenditures such as property taxes and insurance or to us upon proof of expenditures and approval from the escrow-holders.

Trade Receivables and Credit Policies

We grant credit to qualified customers generally without collateral, in the form of trade accounts receivable. We believe our risk of loss is minimal due to our periodic evaluations of the credit worthiness of our customers.

Trade receivables result from the rental of hotel rooms and the sales of food, beverage, and banquet services due under normal trade terms requiring payment upon billing for the goods or services. Trade receivables are stated at the amount billed to the customer and do not accrue interest.

We review the collectability of our trade receivables monthly. A provision for losses is determined on the basis of previous loss experience and current economic conditions.

Deferred Charges

Deferred charges consist of deferred financing fees and initial franchise fees. Costs incurred to obtain financing are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the interest method. Initial franchise fees are capitalized and amortized over the term of the franchise agreement using the straight-line method.

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

Revenue Recognition

We recognize revenue when rooms are occupied and services have been rendered. Revenues are recorded net of any sales and other taxes collected from guests. All rebates or discounts are recorded as a reduction to revenue. Cash received from the customer prior to guest arrival is recorded as an advanced deposit liability from the customer and is recognized as revenue at the time of occupancy.

Sales and Other Taxes

We have operations in states and municipalities that impose sales and/or other taxes on certain sales. We collect these taxes from our guests and remit the entire amount to the various governmental units. The taxes collected and remitted are excluded from revenues and are included in accrued expenses until remitted.

Equity-Based Compensation

Our 2011 Equity Incentive Plan (the “Equity Plan”) and 2011 Equity Incentive Plan, as amended and restated effective June 15, 2015 (the “Amended Equity Plan”), provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other stock-based awards. We account for equity-based compensation using the Black-Scholes option-pricing model for stock options and the grant date fair value of our common stock for all other awards. Restricted stock awards with performance-based vesting conditions are market-based awards and are valued using a Monte Carlo simulation model. We expense awards under the Equity Plan and Amended Equity Plan over the vesting period. The amount of stock-based compensation expense may be subject to adjustment in future periods due to a change in forfeiture assumptions or modification of previously granted awards.

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

For interest rate derivatives designated as cash flow hedges, the effective portion of changes in fair value is initially reported as a component of accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheets and reclassified to interest expense in our consolidated statements of operations in the period in which the hedged item affects earnings. The ineffective portion of changes in fair value is recognized directly in earnings through gain (loss) on derivative financial instruments in the consolidated statements of operations.

Income Taxes

We have elected to be taxed as a REIT under certain provisions of the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, which does not necessarily equal net income as calculated in accordance with GAAP. As a REIT, we generally will not be subject to federal income tax (other than taxes paid by our TRS at regular corporate income tax rates) to the extent we distribute 100% of our REIT taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will be unable to re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT, unless we satisfy certain relief provisions.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate the consolidation of limited partnerships, variable interests and similar entities. This standard will be effective for the first annual reporting period beginning after December 15, 2015 with early adoption permitted. We are evaluating the effect that ASU No. 2015-02 will have on our consolidated financial statements and related disclosures, but we believe it will not have a material impact on our financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. This standard is effective for periods beginning after December 15, 2015 with early adoption permitted and will be applied on a retrospective basis. The new standard will be effective for the Company on January 1, 2016 and will not have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 3 - HOTEL PROPERTY ACQUISITIONS

Hotel property acquisitions in the six months ended June 30, 2015 and 2014 are as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Purchase Price		Debt Assumed

First Six Months 2015
April 13, 2015	Hampton Inn & Suites	Minneapolis, MN	$38,951		$—
June 18, 2015	Hampton Inn	Boston (Norwood), MA	24,000	(1)	—
June 30, 2015	Hotel Indigo	Asheville, NC	35,000	(1)	—
Total Six Months Ended June 30, 2015		3 hotel properties	$97,951		$—

First Six Months 2014
January 9, 2014	Hilton Garden Inn	Houston (Galleria), TX	$37,500		$17,846
January 10, 2014	Hampton Inn	Santa Barbara (Goleta), CA	27,900	(2)	12,037
January 24, 2014	Four Points by Sheraton	San Francisco, CA	21,250		—
March 14, 2014	DoubleTree by Hilton	San Francisco, CA	39,060		13,289
Total Six Months Ended June 30, 2014		4 hotel properties	$125,710		$43,172

(1)           These hotels were purchased as part of a reverse 1031 Exchange related to the anticipated sale of 26 properties to American Realty Capital Hospitality Trust, Inc. (“ARCH”). See Note 5 — Assets Held For Sale.  As such, the legal title to these Parked Assets are held by a Qualified Intermediary engaged to execute the 1031 Exchange until the sale transaction with ARCH (the “ARCH Sale”) is consummated and the 1031 Exchange transactions are completed.  We retain essentially all of the legal and economic benefits and obligations related to the Parked Assets.  As such, the Parked Assets are included in our consolidated statement of financial position at June 30, 2015 and consolidated results of operations for the three and six months then ended as VIE’s until legal title is transferred to us upon completion of the 1031 Exchanges.

(2)           The purchase price for this hotel included the issuance by the Operating Partnership of 412,174 Common Units in our Operating Partnership valued at the time of issuance at $3.7 million.

The allocation of the aggregate purchase prices to the fair value of assets acquired and liabilities assumed for the above acquisitions is as follows (in thousands):

	June 30,
	2015	2014

Land	$7,602	$8,600
Hotel buildings and improvements	83,105	114,713
Furniture, fixtures and equipment	7,017	3,389
Other assets (1)	375	11,542
Total assets acquired	98,099	138,244
Less debt assumed	—	(43,172)
Less lease liability assumed	—	(992)
Less other liabilities (1)	(148)	(1,402)
Net assets acquired	$97,951	$92,678

(1)         In addition to the total purchase price, the Company also paid additional consideration at closing during the six months ended June 30, 2014 of $10.1 million for net assets acquired at settlement, including restricted cash escrow balances and other working capital items.

Total revenues and net income for hotel properties acquired in the three and six months ended June 30, 2015 and 2014, which are included in our consolidated statements of operations, are as follows (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015 Acquisitions	2014 Acquisitions		2015 Acquisitions	2014 Acquisitions
	2015	2015	2014	2015	2015	2014
Revenues	$1,912	$9,174	$8,552	$1,912	$16,416	$13,450
Net income	$190	$1,425	$869	$190	$1,961	$1,102

The results of operations of acquired hotel properties are included in the consolidated statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information presents the results of operations as if all acquisitions in 2015 and 2014 had taken place on January 1, 2014. The unaudited condensed pro forma information excludes discontinued operations and disposed properties which were not classified as discontinued operations after the adoption of ASU 2014-08. The unaudited condensed pro forma financial information is for comparative purposes only and is not necessarily indicative of what actual results of operations would have been had the hotel acquisitions taken place on January 1, 2014. This information does not purport to be indicative of or represent results of operations for future periods.

The unaudited condensed pro forma financial information for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands, except per share):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenues	$124,368	$113,783	$234,545	$212,378

Net income	$17,774	$12,275	$28,982	$17,035

Net income attributable to common stockholders, net of amount allocated to participating securities	$13,484	$8,002	$20,457	$8,593

Net income per share attributable to common stockholders
Basic	$0.16	$0.09	$0.24	$0.10

Diluted	$0.15	$0.09	$0.24	$0.10

NOTE 4 - INVESTMENT IN HOTEL PROPERTIES, NET

Investment in hotel properties, net are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Land	$134,551	$164,570
Hotel buildings and improvements	1,082,006	1,202,451
Construction in progress	10,691	15,609
Furniture, fixtures and equipment	123,623	136,456
	1,350,871	1,519,086
Less accumulated depreciation	135,859	179,671
	$1,215,012	$1,339,415

NOTE 5 - ASSETS HELD FOR SALE

Assets held for sale at June 30, 2015 and December 31, 2014 include (in thousands):

	June 30,	December 31,
	2015	2014
Land	$35,550	$300
Hotel buildings and improvements	158,914	—
Furniture, fixtures and equipment	20,220	—
Construction in progress	385	—
Franchise fees	1,288	—
Total	$216,357	$300

On June 8, 2015, we entered into multiple sales agreements with affiliates of ARCH for the sale of 26 hotels containing 2,793 guestrooms, for a combined price of approximately $351.4 million.  The ARCH Sale is scheduled to close on three separate dates, with the current estimated closing dates in September 2015, October 2015, and January 2016.  The agreements are subject to customary and standard closing conditions.  We anticipate executing reverse and forward 1031 Exchanges for a substantial portion of the ARCH Sale to defer taxable gains that are expected to result from the sale.  As such, certain hotels purchased between June 1, 2015 and the closing of the ARCH Sale are Parked Assets.  The purchases are being consummated in a manner such that legal title is held by a Qualified Intermediary engaged to execute the 1031 Exchange until the sale transaction with ARCH is consummated and the 1031 Exchange is completed.  We retain essentially all of the legal and economic benefits and obligations related to the Parked Assets.  As such, the Parked Assets are included in our consolidated statement of financial position and consolidated results of operations as variable interest entities until legal title is transferred to us upon completion of the 1031 Exchange.

In addition to the assets of the 26 hotels noted above, assets held for sale at June 30, 2015 include land parcels in Spokane, WA, Fort Myers, FL and Flagstaff, AZ, which are being actively marketed for sale.

At December 31, 2014, assets held for sale is comprised of a land parcel in Spokane, WA.

At June 30, 2015, we have notes receivable totaling $2.7 million related to seller-financing for the sale in a prior year of two hotel properties in Emporia, KS.  The loans have matured and the buyer is currently in payment default under the terms of the loans.  We have initiated proceedings to foreclose on the properties and we expect to reacquire the properties unless the buyer is able to repay the principal and interest, including default interest and fees, on the notes receivable in full prior to the completion of the foreclosure process.  We believe the collateral value is sufficient to recover the carrying amounts of the notes receivable.  If we reacquire the properties as a result of a foreclosure, then we would classify the properties as held for sale and market them for re-sale to recover the carrying amounts of our notes receivable.

NOTE 6 - DEBT

At June 30, 2015 and December 31, 2014, our debt is comprised of a senior unsecured credit facility, an unsecured term loan and mortgage loans secured by various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 4.04% at June 30, 2015 and 4.35% at December 31, 2014. Our total fixed-rate and variable-rate debt, after giving effect to our interest rate derivatives, follows (in thousands):

	June 30, 2015	December 31, 2014
Fixed-rate debt	$460,180	$465,220
Variable-rate debt	260,830	161,313
	$721,010	$626,533

Information about the fair value of our fixed-rate debt that is not recorded at fair value follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Fixed-rate debt	$358,284	$357,187	$362,602	$349,517	Level 2 - Market approach

At June 30, 2015 and December 31, 2014, we had $101.9 million and $102.6 million, respectively, of debt with variable interest rates that had been converted to fixed interest rates through interest rate swaps.  We carry these derivative financial instruments at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to Note 11 — Derivative Financial Instruments and Hedging.

Senior Unsecured Credit Facility

At June 30, 2015, we have a $300.0 million senior unsecured credit facility. Deutsche Bank AG New York Branch (“Deutsche Bank”) is the administrative agent and Deutsche Bank Securities Inc. is the sole lead arranger. The syndication of lenders includes Deutsche Bank; Bank of America, N.A.; Royal Bank of Canada; Key Bank; Regions Bank; Fifth Third Bank; Raymond James Bank, N.A.; and U.S. Bank, National Association. The Operating Partnership is the borrower.  The Company and each of its existing and future subsidiaries that own or lease a hotel property that is included in the unencumbered borrowing base supporting the facility are required to guaranty this credit facility.

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

At June 30, 2015, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which, we had $160.0 million borrowed and $140.0 million available to borrow.

Unsecured Term Loan

On April 7, 2015, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $125.0 million unsecured term loan with KeyBank National Association, as administrative agent, Regions Bank and Raymond James Bank, N.A., as co-syndication agents, KeyBanc Capital Markets, Inc., Regions Capital Markets and Raymond James Bank, N.A., as co-lead arrangers, and a syndicate of lenders including KeyBank National Association, Regions Bank, Raymond James Bank, N.A., Branch Banking and Trust Company, and U.S. Bank National Association (the “2015 Term Loan”).

The Term Loan matures on April 7, 2022 and has an accordion feature which will allow us to increase the total commitments by an aggregate of $75.0 million prior to the maturity date, subject to certain conditions.

Outstanding borrowings on the 2015 Term Loan are limited by certain measures related to our consolidated unsecured indebtedness, unencumbered adjusted net operating income, and the aggregate value of the unencumbered assets.  In addition, the 2015 Term Loan requires us to comply with certain financial and other covenants. Borrowings under the Term Loan are limited by the value of the hotel assets that qualify as unencumbered assets. As of June 30, 2015, 40 of our hotel properties qualified as, and are deemed to be, unencumbered assets.

We are obligated to pay interest at the end of each selected interest period, but not less than quarterly, with all outstanding principal and accrued but unpaid interest due at the maturity of the loan. We have the right to repay all or any portion of the outstanding borrowings from time to time, subject to prepayment fees for the first two years of the term.  We pay interest on advances equal to the sum of LIBOR or the administrative agent’s prime rate and the applicable margin. We are currently paying interest at 2.14% based on LIBOR at June 30, 2015.

The 2015 Term Loan permits the Operating Partnership and the Company to maintain unsecured credit facilities with other lenders. Furthermore, the 2015 Term Loan permits us to use those assets included in the unencumbered asset pool as unencumbered assets for credit facilities with other lenders, including the $300.0 million senior unsecured credit facility described above, so long as all financial and other covenants are maintained.

At closing, we drew the full $125.0 million amount of the 2015 Term Loan and on April 21, 2015, we exercised $15.0 million of the $75.0 million accordion.  All proceeds were used to pay down the principal balance of the $225 Million Revolver.  The exercise of this feature increased the aggregate unsecured term loan commitments to $140.0 million under the 2015 Term Loan and does not affect any other terms or conditions of the credit agreement.  In conjunction with exercising the accordion feature, the Company added American Bank, N.A. as a new lender under the facility.

Term Loans

At June 30, 2015, we had $636.0 million in secured and unsecured term loans outstanding (including the $75 Million Term Loan and the 2015 Term Loan described above).  Term loans totaling $421.0 million are secured primarily by first mortgage liens on hotel properties.

The ARCH Sale includes eight properties which serve as collateral for a term loan with ING Life Insurance and Annuity totaling $93.9 million.  We are modifying the term loan to substitute certain existing collateral with properties that are not part of the ARCH Sale.  We expect to complete the modification prior to the initial closing of the ARCH Sale in September 2015.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

During the six months ended June 30, 2015, we issued 114,947 shares of common stock to limited partners of the Operating Partnership upon redemption of their Common Units.  Additionally, 128,185 performance-based restricted shares granted to management vested on January 1, 2015 based on the achievement of certain performance targets.  The remaining 46,030 unvested performance-based restricted shares granted in 2012 were forfeited.

On March 3, 2015 and April 24, 2015, we issued 303,915 and 16,930 shares of common stock, respectively, to our executive officers and employees pursuant to our Equity Plan.

During the six months ended June 30, 2015, we issued 3,055 shares of common stock for director fees and an annual grant of 30,440 shares of common stock to our outside directors.

In the first six months of 2014, we issued 151,504 shares of common stock to limited partners of the Operating Partnership upon redemption of their Common Units.

On May 28, 2014, we issued 278,916 shares of common stock to our executive officers and management pursuant to our Equity Plan.

During the six months ended June 30, 2014, we issued 4,064 shares of common stock for director fees and an annual grant of 20,349 shares of common stock to our outside directors.

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.01 par value per share, of which 91,600,000 is currently undesignated and 2,000,000 shares have been designated as 9.25% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred shares”), 3,000,000 shares have been designated as 7.875% Series B Cumulative Redeemable Preferred Stock (the “Series B preferred shares”) and 3,400,000 shares have been designated as 7.125% Series C Cumulative Redeemable Preferred Stock (the “Series C preferred shares”).

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

At June 30, 2015 and December 31, 2014, unaffiliated third parties owned 670,021 and 784,968, respectively, of Common Units of the Operating Partnership, representing an approximate 1% limited partnership interest in the Operating Partnership.

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

NOTE 9 - EQUITY-BASED COMPENSATION

Our currently outstanding equity-based awards were issued under our Equity Plan, which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based award or incentive awards.  Effective June 15, 2015, we adopted the Amended Equity Plan.  The more significant changes to the Equity Plan that are reflected in the Amended Equity Plan are summarized as follows:

•                                          The share authorization is amended to provide that the maximum aggregate number of shares of common stock that may be issued under awards granted pursuant to the Amended Equity Plan is 3,500,000 shares.

•                                          The Amended Equity Plan is designed so that awards granted thereunder can qualify as “performance-based compensation” under Section 162(m) of the IRC.

•                                          The Amended Equity Plan generally provides that awards will not be fully vested or exercisable for at least three years after their grant unless the award will be earned on account of meeting performance objectives in which case the period will be at least one year.

No equity-based awards have been issued under the Amended Equity Plan.  Stock options granted may be either incentive stock options or nonqualified stock options. Vesting terms may vary with each grant, and stock option terms are generally five to ten years. We have outstanding equity-based awards in the form of stock options and restricted stock awards. All of our existing equity-based awards are classified as equity awards.

Stock Options

Stock option activity for the six months ended June 30, 2015 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value (Current Value Less Exercise Price)
		(per share)	(in years)	(in thousands)
Outstanding at December 31, 2014	846,000	$9.75		$2,276
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2015	846,000	$9.75	5.7	$2,758
Exercisable at June 30, 2015	676,800	$9.75	5.7	$2,206

Time-Based Restricted Stock Awards

On March 3, 2015, we granted time-based restricted stock awards for 149,410 shares of common stock to our executive officers and management. Of the total awards issued, 37,230 vest based on continued service on March 9, 2018, or upon a change in control.  The remaining awards vest over a three year period based on continued service (25% on March 9, 2016 and 2017 and 50% on March 9, 2018), or upon a change in control.

On April 24, 2015, we granted a time-based restricted stock award for 16,930 shares of common stock to one of our executive officers.  The award vests ratably over a three year period based on continued service on the first, second and third anniversaries of the grant date.

The holders of these grants have the right to vote the related shares of common stock and receive all dividends declared and paid whether or not vested.

The fair value of time-based restricted stock awards grants is calculated based on the market value of our common stock on the date of grant.

The following table summarizes time-based restricted stock award activity under our Equity Plan for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested December 31, 2014	181,116	$9.81	$2,253
Granted	166,340	13.53
Vested	(50,772)	9.80
Forfeited	—	—
Non-vested June 30, 2015	296,684	$11.90	$3,860

Performance-Based Restricted Stock Awards

On March 3, 2015, we granted performance-based restricted stock awards for 154,505 shares of common stock to certain of our executive officers. Our performance-based restricted stock awards are market-based awards and are accounted for based on the fair value of our common stock on the grant date. The fair value of the performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model.

These awards vest based the Company’s percentile ranking within the SNL U.S. REIT Hotel Index at the end of the period beginning on January 1, 2015 and ending on the earlier of December 31, 2017, or upon a change in control.  The awards require continued service during the measurement period and are subject to the other conditions described in our 2011 Equity Incentive Plan or award document.

The number of shares the executive officers may earn under these awards range from zero shares to twice the number of shares granted based on the Company’s percentile ranking within the index at the end of the measurement period. The holders of these grants have the right to vote the granted shares of common stock and any dividends declared will be accumulated and will be subject to the same vesting conditions as the awards.  Further, if additional shares are earned based on the Company’s percentile ranking within the index, dividend payments will be issued as if the additional shares had been held throughout the measurement period.

The following table summarizes performance-based restricted stock activity under our Equity Plan for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested December 31, 2014	384,558	$6.75	$4,784
Granted	154,505	18.78
Vested	(128,185)	6.75
Forfeited	(46,030)	5.10
Non-vested June 30, 2015	364,848	$12.05	$4,747

Director Stock Awards

Our non-employee directors have the option to receive shares of our common stock in lieu of cash for their director fees. In the six months ended June 30, 2015, we issued 3,055 shares of our common stock in lieu of cash for director fees, and we made an annual grant of 30,440 shares of common stock to our outside directors.  The fair value of director stock awards is calculated based on the market value of our common stock on the date of grant.

Equity-Based Compensation Expense

Equity-based compensation expense included in corporate general and administrative in the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 was (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$148	$226	$295	$381
Time-based restricted stock	354	327	576	494
Performance-based restricted stock	437	509	704	654
Director stock	433	239	433	239
	$1,372	$1,301	$2,008	$1,768

We recognize equity-based compensation expense ratably over the vesting period of the equity awards granted. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions or modification of previously granted awards.

Unrecognized equity-based compensation expense for all non-vested awards was $6.4 million at June 30, 2015 as follows (in thousands):

	Total	2015	2016	2017	2018
Stock options	$393	$295	$98	$—	$—
Time-based restricted stock	2,921	707	1,175	908	131
Performance-based restricted stock	3,070	874	1,172	1,024	—
Total	$6,384	$1,876	$2,445	$1,932	$131

NOTE 10 — LOSS ON IMPAIRMENT OF ASSETS

During the six months ended June 30, 2014, we recognized a loss on impairment of assets of $0.4 million related to the Hampton Inn in Fort Smith, AR.  This property was classified as held for sale at June 30, 2014 and its operating results, including impairment charges, were included in discontinued operations.  The property was sold in September 2014.  In addition, we recognized a loss on impairment of assets related to a land parcel in Spokane, WA that was held for sale at June 30, 2014.  As a result, a loss on impairment of assets of $0.7 million was charged to operations during the three months ended June 30, 2014.  No loss on impairment of assets has been recorded in the six months ended June 30, 2015.

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at June 30, 2015 and December 31, 2014 follows (dollars in thousands):

	June 30, 2015			December 31, 2014
	Number of Instruments	Notional Amount	Fair Value	Number of Instruments	Notional Amount	Fair Value

Interest rate swaps (asset)	—	$—	$—	3	$28,002	$66
Interest rate swaps (liability)	4	102,358	(2,187)	1	75,000	(1,957)
	4	$102,358	$(2,187)	4	$103,002	$(1,891)

All of our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At June 30, 2015, all of our interest rate swaps were in a liability position.  At December 31, 2014, three of our interest rate swaps were in an asset position and one was in a liability position. We have not posted any collateral related to these agreements and are not in breach of any financial provisions of the agreements. If we had breached any agreement provisions at June 30, 2015, we could have been required to settle our obligation under the agreements that were in a liability position at their termination value of $2.3 million.

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Gain (loss) recognized in accumulated other comprehensive income on derivative financial instruments (effective portion)	$40	$(1,111)	$(1,146)	$(1,606)
Loss reclassified from accumulated other comprehensive income to interest expense (effective portion)	$(425)	$(435)	$(850)	$(862)
Loss recognized in loss on derivative financial instruments (ineffective portion)	$—	$(1)	$(1)	$(1)

Amounts reported in accumulated other comprehensive income related to derivative financial instruments will be reclassified to interest expense as interest payments are made on the hedged variable-rate debt.

NOTE 12 - INCOME TAXES

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

Deferred tax assets and liabilities are established for net operating loss carryforwards and temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the net operating loss carryforwards are utilized and when the temporary differences reverse.  At December 31, 2014, we had a valuation allowance of $2.4 million against our net deferred tax assets of $2.6 million.  The deferred tax assets primarily related to NOLs in our TRS.

The likelihood of realizing the benefit of deferred tax assets and the related need for a valuation allowance is assessed on an ongoing basis. This assessment requires estimates and significant management judgment.  Because we are no longer in a cumulative loss and have forecasted income for our TRS for the year ended December 31, 2015, we have concluded that it is more likely than not that our net deferred tax assets will be realized and a valuation allowance is no longer necessary in whole or in part.

For the second quarter of 2015 and 2014, we recorded an income tax provision attributable to continuing operations of $0.9 million and $0.3 million, respectively and $1.4 million and $0.4 million, respectively, for the six months ended June 30, 2015 and 2014.  We had no unrecognized tax benefits at June 30, 2015. We expect no significant changes in unrecognized tax benefits within the next year.

NOTE 13 - FAIR VALUE

The following table presents information about our financial instruments measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at June 30, 2015 using
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps (liability)	—	2,187	—	2,187

	Fair Value Measurements at December 31, 2014 using
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$300	$—	$300
Interest rate swaps (asset)	—	66	—	66
Liabilities:
Interest rate swaps (liability)	—	1,957	—	1,957

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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended June 30, 2015 or 2014.

NOTE 14 - DISCONTINUED OPERATIONS

We have adjusted our consolidated statement of operations for the three and six months ended June 30, 2014 to reflect the operations of hotel properties sold or classified as held for sale in discontinued operations. No such adjustment was made in 2015 due to the adoption of ASU 2014-08. Discontinued operations include the following hotel properties that have been sold:

•                  AmericInn and Aspen Hotel & Suites in Fort Smith, AR — sold on January 17, 2014; and

•                  Hampton Inn in Fort Smith, AR — sold September 9, 2014.

Condensed results for the hotel properties included in discontinued operations follows (in thousands):

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014

Revenues	$1,193	$2,281
Hotel operating expenses	788	1,558
Depreciation and amortization	5	9
Loss on impairment of assets	400	400
Operating income	—	314
Other income (expense)	(46)	17
Income (loss) before taxes	(46)	331
Income tax benefit	5	6
Income (loss) from discontinued operations	$(41)	$337

Income (loss) from discontinued operations attributable to non-controlling interests	$(1)	$4
Income (loss) from discontinued operations attributable to common stockholders	$(40)	$333

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

At June 30, 2014, we had 893,000 stock options outstanding which were not included in the computation of diluted earnings per share, as the options’ exercise price was greater than the average market price of our common shares.

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$16,301	$9,201	$26,892	$12,148
Less: Preferred dividends	4,147	4,147	8,294	8,294
Allocation to participating securities	38	26	60	41
Attributable to noncontrolling interest	97	186	154	48
Income from continuing operations attributable to common stockholders	12,019	4,842	18,384	3,765
Income (loss) from discontinued operations attributable to common stockholders	—	(40)	—	333
Net income attributable to common stockholders, net of amount allocated to participating securities	$12,019	$4,802	$18,384	$4,098
Denominator:
Weighted average common shares outstanding - basic	85,831	85,165	85,768	85,136
Dilutive effect of equity-based compensation awards	1,177	498	1,179	460
Weighted average common shares outstanding - diluted	87,008	85,663	86,947	85,596
Earnings per share:
Basic and diluted net income from continuing operations	$0.14	$0.06	$0.21	$0.04
Basic and diluted net income from discontinued operations	—	—	—	0.01
Basic and diluted net income	$0.14	$0.06	$0.21	$0.05

NOTE 16 - SUBSEQUENT EVENTS

Resignation of Executive Chairman of the Board of Directors

On July 30, 2015, Kerry W. Boekelheide, Executive Chairman of the Board of Directors (“Board”) of the Company informed the Board that he was stepping down from his position with the Company effective July 30, 2015.  Mr. Boekelheide indicated that he decided to step down in order to devote more time to his outside business interests and not as a result of any disagreement with the Board, the Company’s management or the Company’s independent registered public accounting firm.  Thomas W. Storey, a director since completion of the Company’s initial public offering in February 2011 and current Chairman of the Company’s Nominating and Corporate Governance Committee, assumed the role of Chairman of the Board effective July 30, 2015.  In connection with Mr. Boekelheide’s departure, the Board decreased the size of the Board from six to five directors.

On July 30, 2015, in connection with Mr. Boekelheide’s departure, the Company entered into a severance and release agreement with Mr. Boekelheide (the “Agreement”).  The Agreement will become effective on August 7, 2015 (the “Effective Date”).  The Agreement provides for the following: (i) a covenant by Mr. Boekelheide not to directly own, manage or control for a period of one year following the Effective Date any premium-branded, select-service hotels located within a ten mile radius of any hotel the Company owns or is pursing to acquire, own, develop or re-develop as of the Effective Date; (ii) a covenant by Mr. Boekelheide not to solicit the Company’s employees for employment for a period of two years following the Effective Date, (iii) confidentiality and non-disparagement covenants; (iv) a severance payment to Mr. Boekelheide in the gross amount of $1,950,000, less applicable payroll deductions, payable in a single lump sum on the Company’s first normal payroll date following the Effective Date; and (v) accelerated vesting of all restricted shares of common stock and options previously awarded to Mr. Boekelheide (all of the options will remain exercisable, in whole or in part, until October 29, 2015, and, if not exercised on or prior to that date, will be forfeited).  The Company expects to record a charge of approximately $3.1 million in the third quarter of 2015 related to the Agreement.

Acquisitions

On July 24, 2015, we closed the purchase of the Residence Inn in Baltimore (Hunt Valley), Maryland containing 141 guestrooms and the Residence Inn in Branchburg, New Jersey containing 101 guestrooms for a total combined purchase price of $56.8 million.  These hotels were purchased as part of a reverse 1031 exchange related to the anticipated ARCH Sale.  See Note 5 — Assets Held For Sale.  As such, the legal title to these two properties (the “1031 Assets”) and the Parked Assets acquired in the second quarter of 2015 (see Note 3 — Hotel Property Acquisitions) are held by a Qualified Intermediary engaged to execute the 1031 Exchange until the sale transaction with ARCH is consummated and the 1031 Exchange is completed.  We retain essentially all of the legal and economic benefits and obligations related to the 1031 Assets.  As such, the 1031 Assets acquired in the third quarter of 2015 will be included in our consolidated financial position and consolidated results of operations as VIE’s until legal title is transferred to us upon completion of the 1031 exchange.

Equity Transactions

On July 1, 2015, we redeemed 57,482 Common Units, which had been tendered for redemption, for shares of our common stock.

On August 3, 2015, the Company, the Operating Partnership and Robert W. Baird & Co. Incorporated (“Baird”) entered into a sales agreement (the “Sales Agreement”), pursuant to which the Company may issue and sell from time to time up to $125.0 million in shares of its common stock through Baird, acting as agent or principal.

Pursuant to the Sales Agreement, the shares may be offered and sold through Baird in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions.  Baird will be entitled to compensation equal to up to 2.0% of the gross proceeds of the shares sold through Baird from time to time under the Sales Agreement. The Company has no obligation to sell any of the shares under the Sales Agreement and may at any time suspend solicitations and offers under, or terminate, the Sales Agreement.

The shares will be offered and sold pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-187624). The Company will file a prospectus supplement to the prospectus dated April 26, 2013, which forms a part of and is included in the Registration Statement, with the Securities and Exchange Commission in connection with the offer and sale of the shares pursuant to the Sales Agreement.

The Company and the Operating Partnership have engaged in and expect to engage in commercial banking, investment banking, brokerage and other dealings with Baird in the ordinary course of business and have paid and expect to pay customary fees and commission for its services on those transactions.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the entire Sales Agreement, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.7 and incorporated herein by reference.

In connection with the filing of the Sales Agreement, the Company is filing as Exhibit 5.1 and Exhibit 8.1 to this Quarterly Report on Form 10-Q opinions of Venable LLP, its Maryland counsel, and Hunton & Williams LLP, its tax counsel, respectively.

Dividends

On July 30, 2015, our board of directors declared cash dividends of $0.1175 per share of common stock, $0.578125 per share of 9.25% Series A Cumulative Redeemable Preferred Stock, $0.4921875 per share of 7.875% Series B Cumulative Redeemable Preferred Stock, and $0.4453125 per share of 7.125% Series C Cumulative Redeemable Preferred Stock. These dividends are payable on August 31, 2015 to stockholders of record on August 14, 2015.

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

Cautionary Statement about Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “forecast,” “project,” “potential,” “continue,” “likely,” “will,” “would” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•                  financing risks, including the risk of leverage and the corresponding risk of default on our mortgage loans and other debts and potential inability to refinance or extend the maturity of existing indebtedness;

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

•                  risks associated with potential acquisitions, including the ability to ramp up and stabilize newly acquired hotels with limited or no operating history, and dispositions of hotel properties, including our ability to successfully complete the ARCH Sale and execute 1031 Exchanges such as the 1031 Exchanges related to the ARCH Sale;

•                  availability of and our ability to retain qualified personnel;

•                  our failure to maintain our qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended;

•                  changes in our business or investment strategy;

•                  availability, terms and deployment of capital;

•                  general volatility of the capital markets and the market price of our common stock;

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

Overview

We focus primarily on acquiring and owning premium-branded, select-service hotels in the Upscale and Upper-midscale segments of the U.S. lodging industry, as these segments are currently defined by Smith Travel Research (“STR”). At June 30, 2015, we owned 93 hotels with a total of 11,933 guestrooms located in 23 states. Except for six hotels, five of which are subject to ground leases and one of which is subject to a PILOT (payment in lieu of taxes) lease, we own our hotels in fee simple. Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

The vast majority of our hotels operate under premium franchise brands owned by Marriott International, Inc. (“Marriott”) Hilton Worldwide (“Hilton”), Intercontinental Hotel Group (“IHG”) and an affiliate of Hyatt Hotels Corporation (“Hyatt”).

We have elected to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011.  To qualify as a REIT, we cannot operate or manage our hotels.  Accordingly, we lease substantially all of our hotels to wholly owned subsidiaries of our taxable REIT subsidiary (our “TRS lessees”).

At June 30, 2015, all of our hotels are operated pursuant to hotel management agreements with professional third party hotel management companies as follows:

Management Company	Number of Properties	Number of Guestrooms
Interstate Management Company, LLC and its affiliate Noble Management Group, LLC	54	6,213
Select Hotel Group, LLC	12	1,681
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott	6	973
White Lodging Services Corporation	4	791
Kana Hotels, Inc.	3	315
InterMountain Management, LLC and its affiliate, Pillar Hotels and Resorts, LP	7	723
Affiliates of IHG including IHG Management (Maryland) LLC and Intercontinental Hotel Group Resources, Inc.	2	395
OTO Development, LLC	2	260
American Liberty Hospitality, Inc.	2	372
Stonebridge Realty Advisors, Inc.	1	210
Total	93	11,933

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

The U.S. lodging industry experienced a positive trend through 2014 that we expect to continue through 2015 as the U.S. economy continues to improve.  According to a report prepared in May 2015 by PricewaterhouseCoopers, LLP, U.S. RevPAR growth in 2015 for Upscale hotels and Upper-midscale hotels is projected to be 6.6% and 7.2%, respectively. We continue to have a positive outlook about national macro-economic conditions and their effect on room-night demand. While the supply of new hotels under construction has increased and is expected to accelerate in 2015, we expect that our near-term results will not be adversely affected by increased lodging supply in our markets.

Our Hotel Property Portfolio

At June 30, 2015, our hotel property portfolio consisted of 93 hotels with a total of 11,933 guestrooms. According to STR’s current chain scales, 62 of our hotel properties with 8,284 guestrooms are categorized as Upscale hotels and 31 of our hotel properties with 3,649 guestrooms are categorized as Upper-midscale hotels. Information for our hotel properties by franchisor as of June 30, 2015 follows:

Franchise/Brand	Number of Hotel Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	11	1,662
SpringHill Suites by Marriott	9	1,188
Residence Inn by Marriott	7	816
Fairfield Inn & Suites by Marriott	7	756
TownePlace Suites by Marriott	1	90
Total Marriott	35	4,512
Hilton
Hilton Garden Inn	10	1,266
Hampton Inn	6	595
Hampton Inn & Suites	9	1,255
DoubleTree by Hilton	2	337
Homewood Suites	1	91
Total Hilton	28	3,544
Hyatt
Hyatt Place	16	2,224
Hyatt House	1	135
Total Hyatt	17	2,359
IHG
Hotel Indigo	1	115
Holiday Inn Express	2	185
Holiday Inn Express & Suites	4	561
Holiday Inn	1	143
Staybridge Suites	2	213
Total IHG	10	1,217

Starwood
Aloft	1	136
FourPoints by Sheraton	1	101
Total Starwood	2	237

Carlson
Country Inn & Suites by Carlson	1	64
Total	93	11,933

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

Acquisitions

On July 24, 2015, we closed the purchase of the Residence Inn in Baltimore (Hunt Valley), MD containing 141 guestrooms and the Residence Inn in Branchburg, NJ containing 101 guestrooms for a total combined purchase price of $56.8 million.

A summary of the hotel properties acquired during the six months ended June 30, 2015 and 2014 follows (dollars in thousands, except Cost per Key):

Date Acquired	Franchise/Brand	Location	Guestrooms as of June 30, 2015	Purchase Price		Renovation Cost		Cost per Key
First Six Months 2015
April 13, 2015	Hampton Inn & Suites	Minneapolis, MN	211	$38,951		$—		$185,000
June 18, 2015	Hampton Inn	Boston (Norwood), MA	139	24,000	(1)	2,300	(3)	189,000
June 30, 2015	Hotel Indigo	Asheville, NC	115	35,000	(1) (4)	370	(3)	308,000
Total Six Months Ended June 30, 2015		3 hotel properties	465	$97,951		$2,670		$216,000

First Six Months 2014
January 9, 2014	Hilton Garden Inn	Houston (Galleria), TX	182	$37,500		$3,400	(3)	$225,000
January 10, 2014	Hampton Inn	Santa Barbara (Goleta), CA	101	27,900	(2)	2,100	(3)	297,000
January 24, 2014	Four Points by Sheraton	San Francisco, CA	101	21,250		1,400	(3)	224,000
March 14, 2014	DoubleTree by Hilton	San Francisco, CA	210	39,060		4,500	(3)	207,000

Total Six Months Ended June 30, 2014		4 hotel properties	594	$125,710		$11,400		$231,000

(1)           These hotels were purchased as part of a reverse 1031 Exchange related to the anticipated ARCH Sale. See Note 5 — Assets Held For Sale to Notes to Consolidated Financial Statements.  As such, the legal title to these Parked Assets are held by a Qualified Intermediary engaged to execute the 1031 Exchange until the sale transaction with ARCH is consummated and the 1031 Exchange is completed.  We retain essentially all of the legal and economic benefits and obligations related to the Parked Assets.  As such, the Parked Assets are included in our consolidated statement of financial position at June 30, 2015 and consolidated results of operations for the three and six months then ended as VIE’s until legal title is transferred to us upon completion of the 1031 Exchange.

(2)           The purchase price for this hotel included the issuance by the Operating Partnership of 412,174 Common Units valued at the time of issuance at $3.7 million.

(3)           The amounts reflect actual-to-date and estimated remaining costs to complete.

(4)           Included in the purchase price of the hotel property, we acquired nine of 20 fractional ownership shares in two units located on the 11th floor of the building for $1.3 million.  The remaining 11 fractional ownership shares in the two units are owned by independent third parties.

The purchase price and renovation costs are funded by mortgage debt, advances on our senior unsecured revolving line of credit facility, cash and the issuance of Operating Partnership Common Units described in footnote 2 to the table above.  Additional information about the mortgage debt financing is provided below in “Outstanding Indebtedness — Mortgage Loans.”

Of the total renovation costs detailed in the table above, $9.5 million has been incurred as of June 30, 2015.  There is no assurance that our actual renovation costs will not exceed our estimates.

Dispositions

On June 8, 2015, we entered into multiple sales agreements with affiliates of ARCH for the sale of 26 hotels containing 2,793 guestrooms, for a combined price of approximately $351.4 million.  On July 15, 2015 the due diligence period was extended to 5:00 pm eastern time on July 21, 2015.  Upon the expiration of the due diligence period, a total of $15.0 million of earnest money was on deposit with the escrow agent. On July 28, 2015, approximately $20.2 million of additional earnest money was deposited with the escrow agent.  The combined earnest money is non-refundable except in limited circumstances.  The ARCH Sale is scheduled to close on three separate dates in September 2015, October 2015, and January 2016.  The agreements are subject to customary and standard closing conditions.  We anticipate executing reverse and forward 1031 exchanges for a substantial portion of the ARCH Sale to defer taxable gains that are expected to result from the sale.  As such, the purchase of the Hampton Inn, Boston (Norwood), MA and the Hotel Indigo, Asheville, NC, both of which were acquired in June 2015, the Residence Inn, Branchburg, NJ and the Residence Inn, Baltimore (Hunt Valley), MD, both of which were acquired in July 2015, and certain hotels that we may purchase between August 3, 2015 and the final closing of the ARCH Sale (the “Reverse 1031 Assets”) have been or will be consummated in a manner such that legal title is or will be held by a Qualified Intermediary engaged to execute the 1031 Exchange until the ARCH Sale is consummated and the 1031 Exchange transactions are completed.  We retain or will retain essentially all of the legal and economic benefits and obligations related to the Reverse 1031 Assets.  As such, the Reverse 1031 Assets are or will be included in our consolidated financial position and consolidated results of operations as VIE’s until legal title is transferred to us upon completion of the 1031 Exchanges.

The hotels included in the agreements relating to the ARCH Sale are as follows:

Location	Guestrooms	Estimated Sales Date
Hampton Inn - Medford, OR	75	Sep-15
DoubleTree - Baton Rouge, LA	127	Sep-15
Fairfield Inn & Suites - Baton Rouge, LA	78	Sep-15
Springhill Suites - Baton Rouge, LA	78	Sep-15
TownePlace Suites - Baton Rouge, LA	90	Sep-15
Hampton Inn & Suites - El Paso, TX	139	Sep-15
Hampton Inn - Fort Wayne, IN	118	Sep-15
Residence inn - Fort Wayne, IN	109	Sep-15
Courtyard - Flagstaff, AZ	164	Sep-15
Springhill Suites - Flagstaff, AZ	112	Sep-15
Residence Inn - Jackson, MS	100	Oct-15
Holiday Inn Express - Vernon Hills, IL	119	Oct-15
Courtyard - Germantown, TN	93	Oct-15
Courtyard - Jackson, MS	117	Oct-15
Fairfield Inn & Suites - Germantown, TN	80	Oct-15
Residence Inn - Germantown, TN	78	Oct-15
Aloft - Jacksonville, FL	136	Oct-15
Staybridge Suites - Ridgeland, MS	92	Oct-15
Homewood Suites - Ridgeland, MS	91	Oct-15
Courtyard - El Paso, TX	90	Oct-15
Fairfield Inn & Suites - Spokane, WA	84	Jan-16
Fairfield Inn & Suites - Denver, CO	160	Jan-16
SpringHill Suites - Denver, CO	124	Jan-16
Hampton Inn - Fort Collins, CO	75	Jan-16
Fairfield Inn & Suites - Bellevue, WA	144	Jan-16
Hilton Garden Inn - Fort Collins, CO	120	Jan-16
Total	2,793

On January 17, 2014, we sold the AmericInn Hotel & Suites and the Aspen Hotel & Suites in Fort Smith, AR for $3.1 million. The sale of the AmericInn Hotel & Suites also included the assignment of its related ground lease.

Historically, when a property was identified as being held for sale, we reclassified the property on our consolidated balance sheet, evaluated for potential impairment and, in the case of a hotel property, reported historical and future results of operations in discontinued operations.

As discussed in the footnotes to the consolidated financial statements, we have elected to early adopt ASU No. 2014-08, which changes the criteria for discontinued operations to include only disposals that represent a strategic shift in operations with a major effect on operations and results.  While we have elected early adoption of ASU No. 2014-08, the sale of the AmericInn Hotel & Suites and Aspen Hotel & Suites and the Hampton Inn in Fort Smith, AR have been included in discontinued operations as these hotels were classified as held for sale in prior periods.  Under this ASU, the Company anticipates that the majority of future property sales will not be classified as discontinued operations.

Notes Receivable

At June 30, 2015, we have notes receivable totaling $2.7 million related to seller-financing for the sale in a prior year of two hotel properties in Emporia, KS.  The loans have matured and the buyer is currently in payment default under the terms of the loans.  We have initiated proceedings to foreclose on the properties and we expect to reacquire the properties unless the buyer is able to repay the principal and interest, including default interest and fees, on the notes receivable in full prior to the completion of the foreclosure process.  We believe the collateral value is sufficient to recover the carrying amounts of the notes receivable.  If we reacquire the properties as a result of a foreclosure, then we would classify the properties as held for sale and market them for re-sale to recover the carrying amounts of our notes receivable.

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

The following is a reconciliation of our GAAP net income to FFO for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share/unit data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$16,301	$9,160	$26,892	$12,485
Preferred dividends	(4,147)	(4,147)	(8,294)	(8,294)
Depreciation and amortization	15,403	16,262	30,667	31,327
Amortization of deferred financing costs	421	388	819	757
Loss on impairment of assets	—	1,060	—	1,060
(Gain) loss on disposal of assets	208	32	711	(28)
Noncontrolling interest in joint venture	—	(124)	—	(1)
Adjustments related to joint venture	—	(118)	—	(204)
Funds from operations	$28,186	$22,513	$50,795	$37,102
FFO per common share/unit	$0.32	$0.26	$0.58	$0.43

Weighted average diluted common shares/units (1)	87,008	86,735	86,947	86,660

(1)       Includes Common Units in Summit Hotel OP, LP, the Company’s operating partnership, held by limited partners (other than us and our subsidiaries) because the Common Units are redeemable for cash or, at our election, shares of our common stock.

During the three months ended June 30, 2015, FFO increased by $5.7 million, or 25.2%, over the comparable period in the prior year primarily due to an increase in revenues of $15.2 million during the three months ended June 30, 2015 in comparison with the prior year, which resulted in an increase in net income of $7.1 million over the prior year.  During the six months ended June 30, 2015, FFO increased by $13.7 million, or 36.9%, over the comparable period in the prior year primarily due to an increase in revenues of $33.3 million during the six months ended June 30, 2015 in comparison with the prior year, which resulted in an increase in net income of $14.4 million over the prior year.  The increase in revenues was the result of an increase in RevPAR as discussed below under “Results of Operations.”

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

The following is a reconciliation of our GAAP net income to EBITDA for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$16,301	$9,160	$26,892	$12,485
Depreciation and amortization	15,403	16,262	30,667	31,327
Interest expense	7,655	7,234	14,902	13,963
Interest income	(260)	(122)	(491)	(172)
Income tax expense	903	324	1,402	401
Noncontrolling interest in joint venture	—	(124)	—	(1)
Adjustments related to joint venture	—	(118)	—	(204)
EBITDA	$40,002	$32,616	$73,372	$57,799

During the three months ended June 30, 2015, EBITDA increased by $7.4 million, or 22.6%, over the prior year primarily due to an increase in net income before depreciation and amortization of $6.3 million.  The increase in net income before depreciation and amortization was primarily driven by an increase in revenues of $15.2 million during the three months ended June 30, 2015 in comparison with the prior year.  During the six months ended June 30, 2015, EBITDA increased by $15.6 million, or 26.9%, over the prior year primarily due to an increase in net income before depreciation and amortization of $13.7 million.  The increase in net income before depreciation and amortization was primarily driven by an increase in revenues of $33.3 million during the six months ended June 30, 2015 in comparison with the prior year.  The increase in revenues was the result of an increase in RevPAR as discussed below under “Results of Operations.”

Results of Operations

The comparisons that follow should be reviewed in conjunction with the unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Hotel properties classified as discontinued operations prior to our adoption of ASU 2014-08 are not included in the discussion below.

Comparison of Three Months Ended June 30, 2015 with Three Months Ended June 30, 2014

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the three months ended June 30, 2015 compared with the three months ended June 30, 2014 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we own as of the current reporting date and that we have owned for the entire prior fiscal year.

	For the Three Months Ended June 30,
	2015		2014		Dollar Change		Percentage Change
	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio
	(93 hotels)	(84 hotels)	(89 hotels)	(84 hotels)	(93/89 hotels)	(84 hotels)	(93/89 hotels)	(84 hotels)

Total revenues	$120,677	$104,813	$105,525	$96,174	$15,152	$8,639	14.4%	9.0%
Hotel operating expenses	$75,277	$65,528	$66,609	$60,680	$8,668	$4,848	13.0%	8.0%
Occupancy	80.7%	80.9%	79.9%	79.8%	n/a	n/a	0.9%	1.4%
ADR	$132.73	$128.90	$122.51	$120.17	$10.22	$8.73	8.3%	7.3%
RevPAR	$107.07	$104.25	$97.93	$95.87	$9.14	$8.39	9.3%	8.7%

Revenue. Total revenues, including room and other hotel operations revenue, increased $15.2 million in the three months ended June 30, 2015 compared with the three months ended June 30, 2014. The increase in revenues is due to an increase in same-store revenues of $8.6 million and an increase in revenues from the six hotel properties acquired in 2014 and three properties acquired in 2015 (the “Acquired Hotels”) of $7.3 million, partially offset by a reduction in revenue of $0.7 million related to a hotel property that was sold during the fourth quarter of 2014.

The same-store revenue increase of $8.6 million, or 9.0%, was due to increases in occupancy to 80.9% in the second quarter of 2015 compared with 79.8% in the second quarter of 2014, and an increase in ADR to $128.90 in the second quarter of 2015 from $120.17 in the second quarter of 2014. The increases in occupancy and ADR resulted in an 8.7% increase in same-store RevPAR to $104.25 in the second quarter of 2015 compared with $95.87 in the second quarter of 2014. These increases were due to the improving economy, our strong revenue and asset management programs, hotel industry fundamentals and renovations made at our hotel properties.

Hotel Operating Expenses. Hotel operating expenses increased $8.7 million in the three months ended June 30, 2015 compared with the three months ended June 30, 2014. The increase is due in part to the additional operating expenses from the Acquired Hotels of $4.4 million. In addition, the increase in same-store hotel operating expenses is due to $4.8 million of variable costs related to the increase in revenue.  These increases were partially offset by a reduction in expenses of $0.6 million related to a hotel property that was sold during the fourth quarter of 2014.  Expenses at the same-store hotels declined as a percentage of revenue from 63.1% in the second quarter of 2014 to 62.5% in the second quarter of 2015, due to consistent fixed expenses and increasing revenues at the same-store hotel properties.

The following table summarizes our hotel operating expenses for our same-store portfolio (84 hotels) for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended June 30,		Percentage	Percentage of Revenue
	2015	2014	Change	2015	2014

Rooms expense	$24,395	$23,884	2.1%	23.3%	24.8%
Other direct expense	13,757	11,989	14.7%	13.1%	12.5%
Other indirect expense	27,376	24,807	10.4%	26.1%	25.8%
Total hotel operating expenses	$65,528	$60,680	8.0%	62.5%	63.1%

Depreciation and Amortization. Depreciation and amortization expense decreased $0.9 million in the three months ended June 30, 2015 compared with the three months ended June 30, 2014.

Corporate General and Administrative. Corporate general and administrative expenses were $5.4 million in the three months ended June 30, 2015 and 2014.

Other Income/Expense. Other expense, net increased $0.3 million in the three months ended June 30, 2015 compared with the three months ended June 30, 2014.

Comparison of Six Months Ended June 30, 2015 with Six Months Ended June 30, 2014

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the six months ended June 30, 2015 compared with the six months ended June 30, 2014 (dollars in thousands, except ADR and RevPAR).

	For the Six Months Ended June 30,
	2015		2014		Dollar Change		Percentage Change
	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio
	(93 hotels)	(84 hotels)	(89 hotels)	(84 hotels)	(93/89 hotels)	(84 hotels)	(93/89 hotels)	(84 hotels)

Total revenues	$228,325	$199,831	$195,069	$180,073	$33,256	$19,758	17.0%	11.0%
Hotel operating expenses	$144,545	$126,536	$126,528	$116,944	$18,017	$9,592	14.2%	8.2%
Occupancy	77.5%	77.6%	76.1%	75.8%	n/a	n/a	1.8%	2.3%
ADR	$132.56	$128.73	$120.79	$118.85	$11.76	$9.88	9.7%	8.3%
RevPAR	$102.75	$99.91	$91.94	$90.13	$10.81	$9.79	11.8%	10.9%

Revenue. Total revenues, including room and other hotel operations revenue, increased $33.3 million in the six months ended June 30, 2015 compared with the six months ended June 30, 2014. The increase in revenues is due to an increase in same-store revenues of $19.8 million and an increase in revenues from the Acquired Hotels of $15.0 million, partially offset by a reduction in revenue of $1.5 million related to a hotel property that was sold during the fourth quarter of 2014.

The same-store revenue increase of $19.8 million, or 11.0%, was due to increases in occupancy to 77.6% in the six months ended June 30, 2015 compared with 75.8% in the six months ended June 30, 2014, and an increase in ADR to $128.73 in the six months ended June 30, 2015 from $118.85 in the six months ended June 30, 2015. The increases in occupancy and ADR resulted in a 10.9% increase in same-store RevPAR to $99.91 in the first quarter of 2015 compared with $90.13 in the six months ended June 30, 2014. These increases were due to the improving economy, our strong revenue and asset management programs, hotel industry fundamentals and renovations made at our hotel properties.

Hotel Operating Expenses. Hotel operating expenses increased $18.0 million in the six months ended June 30, 2015 compared with the six months ended June 30, 2014. The increase is due in part to the additional operating expenses from the Acquired Hotels of $9.6 million. In addition, the increase in same-store hotel operating expenses is due to $9.6 million of variable costs related to the increase in revenue.  These increases were partially offset by a reduction in expenses of $1.2 million related to a hotel property that was sold during the fourth quarter of 2014.  Expenses at the same-store hotels declined as a percentage of revenue from 64.9% in the six months ended June 30, 2014 to 63.3% in the six months ended June 30, 2015, due to consistent fixed expenses and increasing revenues at the same-store hotel properties.

The following table summarizes our hotel operating expenses for our same-store portfolio (84 hotels) for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	For the Six Months Ended June 30,		Percentage	Percentage of Revenue
	2015	2014	Change	2015	2014

Rooms expense	$47,009	$46,388	1.3%	23.5%	25.8%
Other direct expense	27,165	23,319	16.5%	13.6%	12.9%
Other indirect expense	52,362	47,237	10.8%	26.2%	26.2%
Total hotel operating expenses	$126,536	$116,944	8.2%	63.3%	64.9%

Depreciation and Amortization. Depreciation and amortization expense decreased $0.7 million in the six months ended June 30, 2015 compared with the six months ended June 30, 2014 primarily due to the movement of the 26 hotel properties being sold to ARCH in the ARCH Sale to assets held for sale.

Corporate General and Administrative. Corporate general and administrative expenses increased by $0.3 million in the six months ended June 30, 2015 compared with the six months ended June 30, 2014. This increase was primarily due to increases in employee costs of $0.7 million and stock-based compensation of $0.2 million.  These increases were partially offset by a $0.6 million reduction in professional fees primarily related to the fees incurred in the six months ended June 30, 2014 to establish new procedures and systems for intercompany account reconciliations.

Other Income/Expense. Other expense, net increased $1.2 million in the six months ended June 30, 2015 compared with the six months ended June 30, 2014 primarily due to an increase in interest expense due to higher average debt outstanding.

Discontinued Operations

Pursuant to our strategy, we periodically evaluate our hotel properties for potential sale and consider opportunities for redeployment of capital.  Prior to our early adoption of ASU 2014-08 in the first quarter of 2014, we reported the results of operations of hotel properties sold or classified as held for sale, including impairment charges, in discontinued operations.

Condensed results for the hotel properties included in discontinued operations follows (in thousands):

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014

Revenues	$1,193	$2,281
Hotel operating expenses	788	1,558
Depreciation and amortization	5	9
Loss on impairment of assets	400	400
Gain (loss) on disposal of assets	46	(17)
Operating income (loss)	(46)	331
Income tax benefit	5	6
Income (loss) from discontinued operations	$(41)	$337

Liquidity and Capital Resources

Liquidity Requirements

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with brand standards, capital expenditures to improve our hotel properties, acquisitions, interest expense, settlement of interest swaps, scheduled principal payments on outstanding indebtedness, note funding obligations, restricted cash funding obligations and distributions to our stockholders.

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

We expect to satisfy our liquidity requirements with cash provided by operations, working capital, short-term borrowings under our senior unsecured revolving credit facility, term debt, repayment of notes receivable and the release of restricted cash upon satisfaction of the usage requirements. In addition, we may fund the purchase price of hotel acquisitions and cost of required capital improvements by borrowing under our senior unsecured revolving credit facility, assuming existing mortgage debt, issuing securities (including Common Units issued by the Operating Partnership), or incurring mortgage or other types of debt. Further, we may seek to raise capital through public or private offerings of our equity or debt securities. However, certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders and market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all. We believe that our cash provided by operations, working capital, borrowings available under our senior unsecured revolving credit facility and other sources of funds available to us will be sufficient to meet our ongoing liquidity requirements for at least the next 12 months.

On July 1, 2015, we repaid a $3.5 million mortgage loan that had an interest rate of 5.53%, a maturity date of October 1, 2015 and was secured by one hotel property.  There was no associated prepayment penalty.   At June 30, 2015, we have no other mortgage debts maturing in 2015.  We have scheduled principal debt payments through the remainder of 2015 totaling $9.1 million for all mortgage debt. Although we believe we will have the capacity to satisfy these debt maturities and pay these scheduled principal debt payments, or we will be able to fund them using draws under our senior unsecured credit facility, there can be no assurances that our credit facility will be available to repay such amortizing debt, as draws under our senior unsecured credit facility are subject to certain financial covenants.  At June 30, 2015, we were in compliance with all of our covenants under the unsecured credit facility.

We anticipate making renovations and other non-recurring capital expenditures with respect to our hotel properties pursuant to property improvement plans required by our franchisors. We expect capital expenditures through the remainder of 2015 for these activities at hotel properties we own as of June 30, 2015 to be in the range of $11.0 million to $17.0 million.  Actual amounts may differ from our expectations.  We may also make renovations and incur other non-recurring capital expenditures in 2015 at hotel properties that we acquire in the future.

Cash Flows

Total cash provided by operating activities increased to $55.1 million from $48.8 million for the six months ended June 30, 2015 and 2014, respectively.  The increase of $6.3 million primarily resulted from a $14.2 million improvement in net income, adjusted for non-cash items, offset by an increase in prepaid expenses and other of $2.2 million during the six months ended June 30, 2015 compared to a decrease of $3.1 million for the six months ended June 30, 2014 and a reduction in accounts payable and accrued expenses of $1.8 million during the six months ended June 30, 2015 compared to a reduction of $6.4 million for the same period in 2014.

The $5.6 million decrease in net cash used in investing activities for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily resulted from the $8.2 million acquisition of a non-controlling interest in joint venture during the six months ended June 30, 2014 and a $4.4 million release of restricted cash related to FF&E reserves during the six months ended June 30, 2015 compared to a $2.4 million increase in restricted cash during the same period in 2014, offset by a $6.6 million increase in acquisitions of hotel properties during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 and proceeds of $2.7 million from asset dispositions during the six months ended June 30, 2014.

The $8.5 million decrease in net cash provided by financing activities for the six months ended June 30, 2015 compared with the six months ended June 30, 2014 resulted from a decrease in net borrowings of $6.7 million during the six months ended June 30, 2015 compared with the six months ended June 30, 2014, an increase in dividends paid of $0.9 million during the six months ended June 30, 2015 compared to the same period in 2014 and an increase in financing fees and other of $0.9 million during the six months ended June 30, 2015 compared with the six months ended June 30, 2014.

Outstanding Indebtedness

At June 30, 2015, we had $421.0 million in outstanding indebtedness secured by first priority mortgage liens on 49 hotel properties. We also had $160.0 million borrowed on our $300 million senior unsecured credit facility and $140.0 million borrowed on our 2015 Term Loan, both of which were supported by 40 hotel properties included in the credit facility borrowing bases.  The hotel properties in the borrowing base must remain unencumbered by mortgage debt. The ARCH Sale includes 15 hotel properties that are currently included in the credit facility borrowing bases.  Upon completion of the ARCH Sale, these hotels will no longer be available for inclusion in the credit facility borrowing base and are expected to be replaced by unencumbered properties acquired in 1031 exchanges related to the ARCH Sale.

At June 30, 2015, we had two additional hotel properties with a total of 277 guestrooms unencumbered by mortgage debt that were available to be used as collateral for future loans.

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

As of June 30, 2015, we were in compliance with the covenants under our debt agreements. We do not currently anticipate any change in circumstances that would impair our ability to continue to comply with these covenants.

We believe we will have adequate liquidity to meet requirements for scheduled maturities and principal repayments. However, we can provide no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, whether such refinancing will be available on favorable terms.

A summary of our debt at June 30, 2015 follows (dollars in thousands):

Lender	Interest Rate (1)	Amortization Period (Years)	Maturity Date		Number of Properties Encumbered	Principal Amount Outstanding

Senior Unsecured Credit Facility

Deutsche Bank AG New York Branch
$225 Million Revolver	2.09% Variable	n/a	October 10, 2017		n/a	$85,000
$75 Million Term Loan	3.94% Fixed (2)	n/a	October 10, 2018		n/a	75,000

Total Senior Unsecured Credit Facility						160,000

Unsecured Term Loan

KeyBank National Association
Term Loan	2.14% Variable	n/a	April 7, 2022		n/a	140,000

Mortgage Loans

ING Life Insurance and Annuity	6.10% Fixed	20	March 1, 2019		14	61,290
	4.55% Fixed	25	March 1, 2019		(cross-collateralized with other ING loan)	32,602
KeyBank National Association	4.46% Fixed	30	February 1, 2023		4	28,240
	4.52% Fixed	30	April 1, 2023		3	21,872
	4.30% Fixed	30	April 1, 2023		3	21,213
	4.95% Fixed	30	August 1, 2023		2	37,647
Bank of America Commercial Mortgage	6.41% Fixed	25	September 1, 2017		1	8,038
Merrill Lynch Mortgage Lending Inc.	6.38% Fixed	30	August 1, 2016		1	5,100
GE Capital Financial Inc.	5.39% Fixed	25	April 1, 2020		1	9,205
	5.39% Fixed	25	April 1, 2020		1	4,957
MetaBank	4.25% Fixed	20	August 1, 2018		1	6,979
Bank of Cascades	2.19% Variable	25	December 19, 2024		1	9,689
	4.30% Fixed	25	December 19, 2024		(cross-collateralized with other Bank of Cascades note)	9,689
Goldman Sachs	5.67% Fixed	25	July 6, 2016		2	13,628
Compass Bank	4.57% Fixed (3)	20	May 17, 2018		1	12,096
	2.59% Variable	25	May 6, 2020		3	24,327
General Electric Capital Corp.	5.39% Fixed	25	April 1, 2020		1	5,213
	5.39% Fixed	25	April 1, 2020		1	6,105
	4.82% Fixed	20	April 1, 2018		1	7,010
	5.03% Fixed	25	March 1, 2019		1	9,605
AIG	6.11% Fixed	20	January 1, 2016		1	12,635
Greenwich Capital Financial Products, Inc.	6.20% Fixed	30	January 6, 2016		1	22,501
Wells Fargo Bank, National Association	5.53% Fixed	25	October 1, 2015	(4)	1	3,455
	5.57% Fixed	25	January 1, 2016		1	5,921
U.S. Bank, NA	6.22% Fixed	30	November 1, 2016		1	17,359
	6.13% Fixed	25	November 11, 2021		1	11,694
	5.98% Fixed	30	March 8, 2016		1	12,940
Total Mortgage Loans					49	421,010

Total Debt					49	$721,010

(1)             The interest rates at June 30, 2015 above give effect to our use of interest rate derivatives, where applicable.

(2)             We entered into an interest rate derivative to effectively produce a fixed interest rate, however, the interest rate spread over LIBOR may change based upon our Leverage Ratio, as defined in the credit facility documents.

(3)             An interest rate derivative instrument effectively converts 85% of this loan to a fixed rate.

(4)             We repaid the outstanding balance of this loan on July 1, 2015.  There was no associated prepayment penalty.

Senior Unsecured Credit Facility

At June 30, 2015, we have a $300.0 million senior unsecured credit facility. Deutsche Bank AG New York Branch (“Deutsche Bank”) is the administrative agent and Deutsche Bank Securities Inc. is the sole lead arranger. The syndication of lenders includes Deutsche Bank, Bank of America, N.A., Royal Bank of Canada, Key Bank, Regions Bank, Fifth Third Bank, Raymond James Bank, N.A., and U.S. Bank National Association. The Operating Partnership is the borrower. The Company and our existing and future subsidiaries that own or lease a hotel property that is included in the unencumbered borrowing base supporting the facility are required to guaranty this credit facility.

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

At June 30, 2015, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which, we had $160.0 million borrowed and $140.0 million available to borrow.

At July 30, 2015, 40 of our unencumbered hotel properties are included in the borrowing base supporting the senior unsecured credit facility. Thus, none of these properties is available to be leveraged with other indebtedness while included in the borrowing base.  As indicated above, we plan to replace 15 hotel properties included in the ARCH Sale that are currently included in the credit facility borrowing base with unencumbered properties acquired through 1031 Exchanges related to the ARCH Sale.

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

Unencumbered Assets. This credit facility is unsecured; however, borrowings are limited by the value of hotel properties that qualify as unencumbered assets supporting this credit facility. At June 30, 2015, 40 of our hotel properties qualify as, and are deemed to be, unencumbered assets that support this credit facility. Among other conditions, unencumbered assets must not be subject to liens or security interests, and the owner and operating lessee of such unencumbered asset must execute a guaranty supplement pursuant to which the owner and operating lessee become subsidiary guarantors of the credit facility. In addition, hotel properties may be added to or removed from the unencumbered asset pool at any time so long as there is a minimum of 20 hotel properties in the unencumbered asset pool, the unencumbered assets meet certain diversity requirements (such as limits on concentrations in any particular market), and the then-current borrowings on the credit facility do not exceed the maximum available under the credit facility given the availability limitations described above. Further, to be eligible as an unencumbered asset, the hotel property must: be franchised with a nationally-recognized franchisor; satisfy certain ownership, management and operating lessee criteria; and not be subject to material defects, such as liens, title defects, environmental contamination and other standard lender criteria.

Unsecured Term Loan

On April 7, 2015, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $125.0 million unsecured term loan with KeyBank National Association, as administrative agent, Regions Bank and Raymond James Bank, N.A., as co-syndication agents, KeyBanc Capital Markets, Inc., Regions Capital Markets and Raymond James Bank, N.A., as co-lead arrangers, and a syndicate of lenders including KeyBank National Association, Regions Bank, Raymond James Bank, N.A., Branch Banking and Trust Company, and U.S. Bank National Association (the “2015 Term Loan”).

The 2015 Term Loan matures on April 7, 2022 and has an accordion feature which allowed us to increase the total commitments by an aggregate of $75.0 million prior to the maturity date, subject to certain conditions.

Outstanding borrowings on the 2015 Term Loan are limited by certain measures related to consolidated unsecured indebtedness of the Company, unencumbered adjusted net operating income, and the aggregate value of the unencumbered assets.  In addition, we are subject to certain financial and other covenants. Borrowings under the 2015 Term Loan are limited by the value of hotel assets that qualify as unencumbered assets. As of June 30, 2015, 40 of our hotel properties qualified as, and are deemed to be, unencumbered assets.

We are obligated to pay interest at the end of each selected interest period, but not less than quarterly, with all outstanding principal and accrued but unpaid interest due at the maturity of the loan. We have the right to repay all or any portion of the outstanding borrowings from time to time, subject to prepayment fees for the first two years of the term.  We pay interest on advances equal to the sum of LIBOR or the administrative agent’s prime rate and the applicable margin. We are currently paying interest at 2.14% based on LIBOR at June 30, 2015.

The 2015 Term Loan permits the Operating Partnership and the Company to maintain unsecured credit facilities with other lenders. Furthermore, the 2015 Term Loan permits us to use those assets included in the unencumbered asset pool as unencumbered assets for credit facilities with other lenders, so long as all financial and other covenants are maintained.

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

Mortgage Loans

At June 30, 2015, we had $636.0 million in secured and unsecured term loans outstanding.  Term loans totaling $421.0 million are secured primarily by first mortgage liens on hotel properties.

The ARCH Sale includes eight properties which serve as collateral for two term loans with ING Life Insurance and Annuity totaling $93.9 million.  To avoid significant yield maintenance costs associated with an early pay-off of the portion of these term loans related to the sale of the eight properties that are a part of the ARCH Sale, we are modifying the term loans to substitute certain existing collateral with properties that are not part of the ARCH Sale.   We expect to complete the modification prior to the initial closing of the ARCH Sale in September 2015.

For additional information regarding our mortgage loans, please read our consolidated financial statements and related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.

At July 30, 2015, we had $416.6 million in outstanding indebtedness secured by first priority mortgage liens on 48 hotel properties.  We also had $205.0 million borrowed on our $300 million senior unsecured credit facility and $140.0 million borrowed on our 2015 Term Loan, both of which were supported by 40 hotel properties included in the credit facility borrowing bases.  In addition, we have 3 other hotels with a total of 370 guestrooms unencumbered by mortgage debt that are available to be used as collateral for future loans.

Equity Transactions

On July 1, 2015, 57,482 Common Units were tendered for redemption, which we redeemed for 57,482 shares of our common stock.

Capital Expenditures

In the six months ended June 30, 2015, we spent $26.0 million on capital expenditures.  We anticipate spending a total of $11.0 million to $17.0 million on hotel property renovations in the remainder of 2015. We expect to fund these expenditures through a combination of cash provided by operations, working capital, borrowings under our $225 Million Revolver, or other potential sources of capital, to the extent available to us.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at June 30, 2015 (dollars in thousands):

	Payments Due By Period
	Total	Less than One Year (4)	One to Three Years	Four to Five Years	More than Five Years

Debt obligations (1)	$907,832	$94,398	$252,233	$169,316	$391,885
Operating lease obligations (2)	54,260	850	1,682	1,436	50,292
Purchase obligations (3)	5,516	5,516	—	—	—
Total	$967,608	$100,764	$253,915	$170,752	$442,177

(1)         Amounts shown include amortization of principal, maturities, and estimated interest payments. Interest payments on our variable rate debt have been estimated using the interest rates in effect at June 30, 2015, after giving effect to our interest rate swaps.  Amounts shown exclude repayment of borrowings drawn on the $225 Million Revolver after June 30, 2015.

(2)         Primarily ground leases and corporate office leases.

(3)         This amount represents purchase orders and executed contracts for renovation projects at our hotel properties.

(4)         This column includes amounts through June 30, 2016.

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

At June 30, 2015, we were party to four interest rate derivative agreements, with a total notional amount of $102.4 million, where we receive variable-rate payments in exchange for making fixed-rate payments. These agreements are accounted for as cash flow hedges and have a termination value of $2.3 million.

At June 30, 2015, after giving effect to our interest rate derivative agreements, $460.2 million, or 63.8%, of our debt had fixed interest rates and $260.8 million, or 36.2%, had variable interest rates.  At December 31, 2014, after giving effect to our interest rate derivative agreements, $465.2 million, or 74.3%, of our debt had fixed interest rates and $161.3 million, or 25.7%, had variable interest rates. Assuming no increase in the level of our variable rate debt outstanding as of June 30, 2015, if interest rates increased by 1.0% our cash flow would decrease by approximately $2.6 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years.   At June 30, 2015, we have no other mortgage debts maturing in 2015.  We have scheduled principal debt payments in the next twelve months totaling $67.2 million, of which $66.2 million has fixed interest rates.

Item 4.                     Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

Not applicable.

Item 5.                                                         Other Information.

On August 3, 2015, the Company, the Operating Partnership and Robert W. Baird & Co. Incorporated (“Baird”) entered into a sales agreement (the “Sales Agreement”), pursuant to which the Company may issue and sell from time to time up to $125.0 million in shares of its common stock through Baird, acting as agent or principal. In connection with entering into the new sales agreement with Baird, the Company notified each sales agent under its prior $75 million “at the market” offering program (Baird, Deutsche Bank Securities Inc., JMP Securities LLC, MLV & Co. LLC and RBC Capital Markets, LLC) of the Company’s intent to terminate each of the sales agreements relating to the prior program.

Pursuant to the Sales Agreement, the shares may be offered and sold through Baird in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions.  Baird will be entitled to compensation equal to up to 2.0% of the gross proceeds of the shares sold through Baird from time to time under the Sales Agreement. The Company has no obligation to sell any of the shares under the Sales Agreement and may at any time suspend solicitations and offers under, or terminate, the Sales Agreement.

The shares will be offered and sold pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-187624). The Company will file a prospectus supplement to the prospectus dated April 26, 2013, which forms a part of and is included in the Registration Statement, with the Securities and Exchange Commission in connection with the offer and sale of the shares pursuant to the Sales Agreement.

The Company and the Operating Partnership have engaged in and expect to engage in commercial banking, investment banking, brokerage and other dealings with Baird in the ordinary course of business and have paid and expect to pay customary fees and commission for its services on those transactions.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the entire Sales Agreement, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.7 and incorporated herein by reference.

In connection with the filing of the Sales Agreement, the Company is filing as Exhibit 5.1 and Exhibit 8.1 to this Quarterly Report on Form 10-Q opinions of Venable LLP, its Maryland counsel, and Hunton & Williams LLP, its tax counsel, respectively.

Item 6.                                                         Exhibits.

The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit

5.1†

Opinion of Venable LLP, dated August 3, 2015, regarding the legality of the shares of common stock of Summit Hotel Properties, Inc. being offered and sold from time to time pursuant to the Sales Agreement filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q.

8.1†

Opinion of Hunton & Williams LLP, dated August 3, 2015, regarding certain tax matters in connection with the shares of common stock of Summit Hotel Properties, Inc. being offered and sold from time to time pursuant to the Sales Agreement filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q.

10.1

First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP, dated February 14, 2011, as amended (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 6, 2013).

10.2*

Summit Hotel Properties, Inc. 2011 Equity Incentive Plan, amended and restated effective as of June 15, 2015 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed by Summit Hotel Properties, Inc. on April 28, 2015).

10.3†

Real Estate Purchase and Sale Agreement, dated as of June 2, 2015, by and among the Sellers listed on Schedule 1 attached thereto, Summit Hotel OP, LP and American Realty Capital Hospitality Portfolio SMT, LLC, relating to the sale of 16 hotels (“ARCH PSA #1”).

10.4†	Letter Agreement, dated July 15, 2015, amending ARCH PSA #1.
10.5†

Real Estate Purchase and Sale Agreement, dated as of June 2, 2015, by and among the Sellers listed on Schedule 1 attached thereto, Summit Hotel OP, LP and American Realty Capital Hospitality Portfolio SMT, LLC, relating to the sale of 10 hotels (“ARCH PSA #2”).

10.6†	Letter Agreement, dated July 15, 2015, amending ARCH PSA #2.
10.7†	Sales Agreement, dated as of August 3, 2015, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Robert W. Baird & Co. Incorporated.
10.8†*	Kerry W. Boekelheide’s resignation letter, dated July 30, 2015.
10.9†*	Severance and Release Agreement, dated July 30, 2015, between Summit Hotel Properties, Inc. and Kerry W. Boekelheide.
10.10

$125,000,000 Credit Agreement dated April 7, 2015 among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, Key Bank National Association, Regions Bank, Raymond James Bank, N.A., Branch Banking and Trust Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on April 13, 2015).

10.11

Second Amendment to Credit Facility among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, Bank of America, N.A., Royal Bank of Canada, KeyBank National Association, Regions Bank, Raymond James Bank, N.A., Fifth Third Bank and U.S. Bank National Association, dated April 7, 2015 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 4, 2015).

10.12

Accession Agreement, dated April 21, 2015, among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, American Bank N.A., and KeyBank National Association (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 4, 2015).

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: August 3, 2015	By:	/s/ Greg A. Dowell
Greg A. Dowell Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

5.1†

Opinion of Venable LLP, dated August 3, 2015, regarding the legality of the shares of common stock of Summit Hotel Properties, Inc. being offered and sold from time to time pursuant to the Sales Agreement filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q.

8.1†

Opinion of Hunton & Williams LLP, dated August 3, 2015, regarding certain tax matters in connection with the shares of common stock of Summit Hotel Properties, Inc. being offered and sold from time to time pursuant to the Sales Agreement filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q.

10.1

First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP, dated February 14, 2011, as amended (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 6, 2013).

10.2*

Summit Hotel Properties, Inc. 2011 Equity Incentive Plan, amended and restated effective as of June 15, 2015 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed by Summit Hotel Properties, Inc. on April 28, 2015).

10.3†

Real Estate Purchase and Sale Agreement, dated as of June 2, 2015, by and among the Sellers listed on Schedule 1 attached thereto, Summit Hotel OP, LP and American Realty Capital Hospitality Portfolio SMT, LLC, relating to the sale of 16 hotels (“ARCH PSA #1”).

10.4†	Letter Agreement, dated July 15, 2015, amending ARCH PSA #1.
10.5†

Real Estate Purchase and Sale Agreement, dated as of June 2, 2015, by and among the Sellers listed on Schedule 1 attached thereto, Summit Hotel OP, LP and American Realty Capital Hospitality Portfolio SMT, LLC, relating to the sale of 10 hotels (“ARCH PSA #2”).

10.6†	Letter Agreement, dated July 15, 2015, amending ARCH PSA #2.
10.7†	Sales Agreement, dated as of August 3, 2015, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Robert W. Baird & Co. Incorporated.
10.8†*	Kerry W. Boekelheide’s resignation letter, dated July 30, 2015.
10.9†*	Severance and Release Agreement, dated July 30, 2015, between Summit Hotel Properties, Inc. and Kerry W. Boekelheide.
10.10

$125,000,000 Credit Agreement dated April 7, 2015 among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, Key Bank National Association, Regions Bank, Raymond James Bank, N.A., Branch Banking and Trust Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on April 13, 2015).

10.11

Second Amendment to Credit Facility among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, Bank of America, N.A., Royal Bank of Canada, KeyBank National Association, Regions Bank, Raymond James Bank, N.A., Fifth Third Bank and U.S. Bank National Association, dated April 7, 2015 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 4, 2015).

10.12

Accession Agreement, dated April 21, 2015, among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, American Bank N.A., and KeyBank National Association (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 4, 2015).

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