Form 10-Q
period 2015-09-30
Summit Hotel Properties, Inc.
filed 2015-11-02
CIK 1497645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 28, 2015, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 86,730,009.

i

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements

Summit Hotel Properties, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Investment in hotel properties, net	$1,267,121	$1,339,415
Investment in hotel properties under development	—	253
Land held for development	5,742	8,183
Assets held for sale	216,335	300
Cash and cash equivalents	31,954	38,581
Restricted cash	28,904	34,395
Trade receivables, net	12,370	7,681
Prepaid expenses and other	21,532	6,423
Deferred charges, net	9,592	9,641
Other assets	16,150	14,152
Total assets	$1,609,700	$1,459,024

LIABILITIES AND EQUITY

Liabilities:
Debt	$770,040	$626,533
Accounts payable	4,304	7,271
Accrued expenses	47,087	38,062
Other liabilities	3,484	1,957
Total liabilities	824,915	673,823

Commitments and contingencies (Note 7)

Equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized:
9.25% Series A - 2,000,000 shares issued and outstanding at September 30, 2015 and December 31, 2014 (aggregate liquidation preference of $50,385 at September 30, 2015 and $50,398 at December 31, 2014)	20	20
7.875% Series B - 3,000,000 shares issued and outstanding at September 30, 2015 and December 31, 2014 (aggregate liquidation preference of $75,492 at September 30, 2015 and $75,509 at December 31, 2014)	30	30
7.125% Series C - 3,400,000 shares issued and outstanding at September 30, 2015 and December 31, 2014 (aggregate liquidation preference of $85,505 at September 30, 2015 and $85,522 at December 31, 2014)	34	34
Common stock, $.01 par value per share, 500,000,000 shares authorized, 86,595,735 and 86,149,720 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	866	861
Additional paid-in capital	892,621	888,191
Accumulated other comprehensive loss	(2,776)	(1,746)
Accumulated deficit and distributions	(110,366)	(107,779)
Total stockholders’ equity	780,429	779,611
Non-controlling interests in operating partnership	4,356	5,590
Total equity	784,785	785,201
Total liabilities and equity	$1,609,700	$1,459,024

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Room	$118,292	$103,155	$333,431	$287,387
Other hotel operations revenue	6,799	6,101	19,985	16,938
Total revenues	125,091	109,256	353,416	304,325

Expenses:
Hotel operating expenses:
Room	29,428	26,365	82,663	76,042
Other direct	17,073	15,376	47,968	40,610
Other indirect	31,893	26,451	92,308	78,068
Total hotel operating expenses	78,394	68,192	222,939	194,720
Depreciation and amortization	15,916	16,435	46,583	47,753
Corporate general and administrative	6,897	5,742	16,775	15,364
Hotel property acquisition costs	837	69	950	778
Loss on impairment of assets	1,115	8,187	1,115	8,847
Total expenses	103,159	98,625	288,362	267,462
Operating income	21,932	10,631	65,054	36,863

Other income (expense):
Interest expense	(8,083)	(7,235)	(22,985)	(21,198)
Other income (expense), net	(59)	797	15	1,083
Total other expense, net	(8,142)	(6,438)	(22,970)	(20,115)
Income from continuing operations before income taxes	13,790	4,193	42,084	16,748
Income tax expense	(184)	(427)	(1,586)	(834)
Income from continuing operations	13,606	3,766	40,498	15,914
Income (loss) from discontinued operations	—	(59)	—	278
Net income	13,606	3,707	40,498	16,192

Income (loss) attributable to non-controlling interests:
Operating partnership	66	(6)	220	45
Joint venture	—	—	—	1
Net income attributable to Summit Hotel Properties, Inc.	13,540	3,713	40,278	16,146
Preferred dividends	(4,147)	(4,147)	(12,441)	(12,441)
Net income (loss) attributable to common stockholders	$9,393	$(434)	$27,837	$3,705

Earnings per share:
Basic and diluted net income (loss) per share from continuing operations	$0.11	$(0.01)	$0.32	$0.04
Basic and diluted net income per share from discontinued operations	—	—	—	—
Basic and diluted net income (loss) per share	$0.11	$(0.01)	$0.32	$0.04

Weighted average common shares outstanding:
Basic	85,995	85,303	85,844	85,192
Diluted	87,065	85,303	87,000	85,704

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$13,606	$3,707	$40,498	$16,192
Other comprehensive loss, net of tax:
Changes in fair value of derivative financial instruments	(742)	855	(1,038)	111
Total other comprehensive income (loss)	(742)	855	(1,038)	111
Comprehensive income	12,864	4,562	39,460	16,303
Comprehensive income attributable to non-controlling interests:
Operating partnership	60	4	212	46
Joint venture	—	—	—	1
Comprehensive income attributable to Summit Hotel Properties, Inc.	12,804	4,558	39,248	16,256
Preferred dividends	(4,147)	(4,147)	(12,441)	(12,441)
Comprehensive income attributable to common stockholders	$8,657	$411	$26,807	$3,815

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.

Condensed Consolidated Statements of Changes in Equity

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

(in thousands, except share amounts)

						Accumulated
	Shares of		Shares of			Other	Accumulated	Total	Non-controlling Interests
	Preferred	Preferred	Common	Common	Additional	Comprehensive	Deficit and	Shareholders’	Operating	Joint	Total
	Stock	Stock	Stock	Stock	Paid-In Capital	Income (Loss)	Distributions	Equity	Partnership	Venture	Equity
Balance at December 31, 2014	8,400,000	$84	86,149,720	$861	$888,191	$(1,746)	$(107,779)	$779,611	$5,590	$—	$785,201
Net proceeds from sale of common stock	—	—	—	—	(285)	—	—	(285)	—	—	(285)
Common stock redemption of common units	—	—	172,429	2	1,234	—	—	1,236	(1,236)	—	—
Dividends paid	—	—	—	—	—	—	(42,865)	(42,865)	(241)	—	(43,106)
Equity-based compensation	—	—	309,971	3	3,934	—	—	3,937	31	—	3,968
Other	—	—	(36,385)	—	(453)	—	—	(453)	—	—	(453)
Other comprehensive loss	—	—	—	—	—	(1,030)	—	(1,030)	(8)	—	(1,038)
Net income	—	—	—	—	—	—	40,278	40,278	220	—	40,498
Balance at September 30, 2015	8,400,000	$84	86,595,735	$866	$892,621	$(2,776)	$(110,366)	$780,429	$4,356	$—	$784,785

Balance at December 31, 2013	8,400,000	$84	85,402,408	$854	$882,858	$(1,379)	$(72,577)	$809,840	$4,722	$7,816	$822,378
Common stock redemption of common units	—	—	198,292	2	581	—	—	583	(583)	—	—
Common units issued for acquisition	—	—	—	—	—	—	—	—	3,685	—	3,685
Acquisition of non-controlling interests in joint venture	—	—	—	—	(415)	—	—	(415)	—	(7,817)	(8,232)
Dividends paid	—	—	—	—	—	—	(41,822)	(41,822)	(365)	—	(42,187)
Equity-based compensation	—	—	319,590	3	2,806	—	—	2,809	34	—	2,843
Other comprehensive loss	—	—	—	—	—	110	—	110	1	—	111
Net income	—	—	—	—	—	—	16,146	16,146	45	1	16,192
Balance at September 30, 2014	8,400,000	$84	85,920,290	$859	$885,830	$(1,269)	$(98,253)	$787,251	$7,539	$—	$794,790

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2015	2014

OPERATING ACTIVITIES
Net income	$40,498	$16,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,583	47,766
Deferred finance cost amortization	1,250	1,153
Loss on impairment of assets	1,115	9,247
Equity-based compensation	3,968	2,843
Deferred tax asset	730	(70)
(Gain) loss on disposal of assets	712	(284)
Other	626	36
Changes in operating assets and liabilities:
Restricted cash - operating	(2,386)	(3,437)
Trade receivables, net	(4,660)	(4,646)
Prepaid expenses and other	1,590	3,608
Accounts payable and accrued expenses	6,346	6,605
NET CASH PROVIDED BY OPERATING ACTIVITIES	96,372	79,013

INVESTING ACTIVITIES
Acquisitions of hotel properties	(153,798)	(177,947)
Acquisition of non-controlling interest in joint venture	—	(8,232)
Improvements and additions to hotel properties	(34,432)	(34,929)
Escrow deposits for acquisitions	(17,696)	—
Amounts drawn under note funding obligation	(2,634)	(2,221)
Proceeds from asset dispositions, net of closing costs	121	11,597
Net release of restricted cash - FF&E reserve	7,877	18,170
NET CASH USED IN INVESTING ACTIVITIES	(200,562)	(193,562)

FINANCING ACTIVITIES
Proceeds from issuance of debt	480,408	216,001
Principal payments on debt	(336,901)	(70,459)
Financing fees on debt	(2,100)	(734)
Dividends paid	(43,106)	(42,187)
Other	(738)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	97,563	102,621

Net change in cash and cash equivalents	(6,627)	(11,928)

CASH AND CASH EQUIVALENTS
Beginning of period	38,581	46,706

End of period	$31,954	$34,778

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$22,265	$19,871

Capitalized interest	$76	$186

Cash payments for income taxes, net of refunds	$1,022	$739

Mortgage debt assumed for acquisitions of hotel properties	$—	$43,172

Fair value of common units issued for acquisition of hotel	$—	$3,685

See Notes to the Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

Summit Hotel Properties, Inc. (the “Company”) is a self-managed hotel investment company that was organized on June 30, 2010 as a Maryland corporation. The Company holds both general and limited partnership interests in Summit Hotel OP, LP (the “Operating Partnership”), a Delaware limited partnership also organized on June 30, 2010. On February 14, 2011, the Company closed on its initial public offering and completed certain formation transactions, including the merger of Summit Hotel Properties, LLC with and into the Operating Partnership. Unless the context otherwise requires, “we”, “us”, and “our” refer to the Company and its consolidated subsidiaries.

At September 30, 2015, our portfolio consists of 95 hotels with a total of 12,175 guestrooms located in 24 states. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our short taxable year ended December 31, 2011. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, substantially all of our hotels are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiary (“TRS”) and professionally managed by third-party property managers. We indirectly own 100% of the outstanding equity interests in all of our TRS Lessees.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company consolidate the accounts of the Company and all entities that are controlled by the Company’s ownership of a majority voting interest in such entities, as well as variable interest entities for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

We prepare our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934 (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and nine months ended September 30, 2015 may not be indicative of the results that may be expected for the full year 2015. For further information, please read the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Investment in Hotel Properties

We allocate the purchase price of hotel acquisitions based on the initial estimate of the fair values of the acquired assets and assumed liabilities and make adjustments, if and when necessary, to the recorded amounts of the acquired assets and liabilities within one year of consummation of the transaction in accordance with ASC 805, Business Combinations. We determine the acquisition-date fair values of all assets and assumed liabilities using methods similar to those used by independent appraisers, including using a discounted cash flow analysis that uses appropriate discount or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Acquisition costs are expensed as incurred.

Our hotel properties and related assets are recorded at cost, less accumulated depreciation. We capitalize the costs of significant additions and improvements that materially extend a property’s life. These costs may include hotel refurbishment, renovation, and remodeling expenditures, as well as certain indirect internal costs related to construction projects. We expense the cost of repairs and maintenance as incurred.

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

When depreciable property and equipment is retired or disposed, the related costs and accumulated depreciation are removed from the balance sheet and any gain or loss is reflected in current operations.

On a limited basis, we provide financing to developers of hotel properties for development or major renovation projects. We evaluate these arrangements to determine if we participate in residual profits of the hotel property through the loan provisions or other agreements. Where we conclude that these arrangements are more appropriately treated as an investment in the hotel property, we reflect the loan as an investment in hotel properties under development in our condensed consolidated balance sheets. If classified as hotel properties under development, no interest income is recognized on the loan and interest expense is capitalized on our investment in the hotel property during the construction or renovation period.

We monitor events and changes in circumstances for indicators that the carrying value of a hotel property or land held for development may be impaired. Additionally, we perform at least annual reviews to monitor the factors that could trigger an impairment.  Factors that could trigger an impairment analysis include, among others: i) significant underperformance relative to historical or projected operating results, ii) significant changes in the manner of use of a property or the strategy of our overall business, including changes in the estimated holding periods for hotel properties and land parcels, iii) a significant increase in competition, iv) a significant adverse change in legal factors or regulations, and v) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows of the specific property and determine if the investment is recoverable. If impairment is indicated, we estimate the fair value of the property based on discounted cash flows or sales price if the property is under contract and an adjustment is made to reduce the carrying value of the property to fair value.

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

We periodically review our hotel properties and our land held for development based on established criteria such as age, type of franchise, adverse economic and competitive conditions, and strategic fit to identify properties that we believe are either non-strategic or no longer complement our business.

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

Additionally, we have in the past and may in the future enter into purchase and sale transactions in accordance with Section 1031 (“1031 Exchange”) of the Internal Revenue Code of 1986, as amended (“IRC”), for the exchange of like-kind property to defer taxable gains on the sale of properties.  For reverse transactions under a 1031 Exchange in which we purchase a property prior to selling the property to be matched in the like-kind exchange (a “Parked Asset”), legal title to the Parked Asset is held by a qualified intermediary engaged to execute the 1031 Exchange until the sale transaction and the 1031 Exchange is completed.  We retain essentially all of the legal and economic benefits and obligations related to the Parked Assets prior to completion of the 1031 Exchange.  As such, the Parked Assets are included in our consolidated statement of financial position and results of operations as a VIE until legal title is transferred to us upon completion of the 1031 Exchange.  See Note 3 — Hotel Property Acquisitions.

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

Trade Receivables and Credit Policies

We grant credit to qualified customers, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of hotel rooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables are stated at the amount billed to the customer and do not accrue interest.

We review the collectability of our trade receivables monthly. A provision for losses is determined on the basis of previous loss experience and current economic conditions.

Deferred Charges

Deferred charges consist of deferred financing fees and initial franchise fees. Costs incurred to obtain financing are capitalized and amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. Initial franchise fees are capitalized and amortized over the term of the franchise agreement using the straight-line method.

Non-controlling Interests

Non-controlling interests represent the portion of equity in a consolidated entity held by owners other than the consolidating parent. Non-controlling interests are reported in the condensed consolidated balance sheets within equity, separately from stockholders’ equity. Revenue, expenses and net income (loss) attributable to both the Company and the non-controlling interests are reported in the condensed consolidated statements of operations.

Our condensed consolidated financial statements include non-controlling interests related to common units of limited partnership interests (“Common Units”) in the Operating Partnership held by unaffiliated third parties and prior to the second quarter of 2014, third-party ownership of a 19% interest in a consolidated joint venture.

Revenue Recognition

We recognize revenue when rooms are occupied and services have been rendered. Revenues are recorded net of any sales and other taxes collected from guests. All rebates or discounts are recorded as a reduction to revenue. Cash received from the customer prior to guest arrival is recorded as an advanced deposit liability and is recognized as revenue at the time of occupancy.

Sales and Other Taxes

We have operations in states and municipalities that impose sales or other taxes on certain sales. We collect these taxes from our guests and remit the entire amount to the various governmental units. The taxes collected and remitted are excluded from revenues and are included in accrued expenses until remitted.

Equity-Based Compensation

Our 2011 Equity Incentive Plan (the “Equity Plan”) and 2011 Equity Incentive Plan, as amended and restated effective June 15, 2015 (the “Amended Equity Plan”), provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other stock-based awards. We account for equity-based compensation using the Black-Scholes option-pricing model for stock options and the grant date fair value of our common stock for all other awards. Restricted stock awards with performance-based vesting conditions are market-based awards and are valued using a Monte Carlo simulation model. We expense awards under the Equity Plan and Amended Equity Plan ratably over the vesting period. The amount of stock-based compensation expense may be subject to adjustment in future periods due to a change in forfeiture assumptions or modification of previously granted awards.

Derivative Financial Instruments and Hedging

All derivative financial instruments are recorded at fair value and reported as a derivative financial instrument asset or liability in our condensed consolidated balance sheets. We use interest rate derivatives to hedge our risks on variable-rate debt. Interest rate derivatives could include swaps, caps and floors. We assess the effectiveness of each hedging relationship by comparing changes in fair value or cash flows of the derivative financial instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

For interest rate derivatives designated as cash flow hedges, the effective portion of changes in fair value is initially reported as a component of accumulated other comprehensive income (loss) in the equity section of our condensed consolidated balance sheets and reclassified to interest expense in our condensed consolidated statements of operations in the period in which the hedged item affects earnings. The ineffective portion of changes in fair value is recognized directly in earnings through gain (loss) on derivative financial instruments in the condensed consolidated statements of operations.

Income Taxes

We have elected to be taxed as a REIT under certain provisions of the IRC. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, which does not necessarily equal net income as calculated in accordance with GAAP. As a REIT, we generally will not be subject to federal income tax (other than taxes paid by our TRS at regular corporate income tax rates) to the extent we distribute 100% of our REIT taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will be unable to re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT, unless we satisfy certain relief provisions.

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which changes the way reporting enterprises evaluate the consolidation of limited partnerships, variable interests and similar entities. This standard will be effective for the first annual reporting period beginning after December 15, 2015 with early adoption permitted. We are evaluating the effect that ASU No. 2015-02 will have on our consolidated financial statements and related disclosures, but we do not anticipate that it will have a material effect on our consolidated financial position or our consolidated results of operations.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. This standard is effective for periods beginning after December 15, 2015 with early adoption permitted and will be applied on a retrospective basis. The new standard will be effective for the Company on January 1, 2016. We are evaluating the effect that ASU No. 2015-03 will have on our consolidated financial statements and related disclosures, but we do not anticipate that it will have a material effect on our consolidated financial position or our consolidated results of operations.

NOTE 3 - HOTEL PROPERTY ACQUISITIONS

Hotel property acquisitions in the nine months ended September 30, 2015 and 2014 are as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Purchase Price		Debt Assumed

First Nine Months 2015
April 13, 2015	Hampton Inn & Suites	Minneapolis, MN	$38,951		$—
June 18, 2015	Hampton Inn	Boston (Norwood), MA	24,000	(1)	—
June 30, 2015	Hotel Indigo	Asheville, NC	35,000	(1)	—
July 24, 2015	Residence Inn	Branchburg, NJ	25,700	(1)	—
July 24, 2015	Residence Inn	Hunt Valley, MD	31,100	(1)	—
Total Nine Months Ended September 30, 2015			$154,751		$—

First Nine Months 2014
January 9, 2014	Hilton Garden Inn	Houston (Galleria), TX	$37,500		$17,846
January 10, 2014	Hampton Inn	Santa Barbara (Goleta), CA	27,900	(2)	12,037
January 24, 2014	Four Points by Sheraton	San Francisco, CA	21,250		—
March 14, 2014	DoubleTree by Hilton	San Francisco, CA	39,060		13,289
August 15, 2014	Hilton Garden Inn	Houston (Energy Corridor), TX	36,000		—
September 9, 2014	Hampton Inn & Suites	Austin, TX	53,000		—
Total Nine Months Ended September 30, 2014			$214,710		$43,172

(1)           These hotels (“Parked Assets”) were purchased as reverse 1031 Exchanges related to the anticipated sale of 26 properties to affiliates of American Realty Capital Hospitality Trust, Inc. (“ARCH”). See Note 2 — Basis of Presentation and Significant Accounting Policies – Variable Interest Entities; and Note 5 — Assets Held For Sale.  As such, the legal title to these Parked Assets are held by a qualified intermediary engaged to execute the 1031 Exchanges until the sale transaction with ARCH (the “ARCH Sale”) is consummated and the 1031 Exchanges are completed.  We retain essentially all of the legal and economic benefits and obligations related to the Parked Assets.  As such, the Parked Assets are included in our condensed consolidated statement of financial position at September 30, 2015 and condensed consolidated results of operations for the three and nine months then ended as VIE’s until legal title is transferred to us upon completion of the 1031 Exchanges. The 1031 Exchanges related to these properties were completed on October 15, 2015.

(2)           The purchase price for this hotel included the issuance by the Operating Partnership of 412,174 Common Units in our Operating Partnership valued at the time of issuance at $3.7 million.

The allocation of the aggregate purchase prices to the fair value of assets acquired and liabilities assumed for the above acquisitions is as follows (in thousands):

	For the Nine Months Ended September 30,
	2015	2014

Land	$9,975	$11,400
Hotel buildings and improvements	134,109	199,573
Furniture, fixtures and equipment	13,690	5,489
Other assets (1)	700	11,625
Total assets acquired	158,474	228,087
Less debt assumed	—	(43,172)
Less lease liability assumed	(3,250)	(1,752)
Less other liabilities (1)	(160)	(2,671)
Net assets acquired	$155,064	$180,492

(1)         In addition to the total purchase price, the Company also paid additional consideration at closing during the nine months ended September 30, 2015 and 2014 of $0.3 million and $9.0 million, respectively, for net assets acquired at settlement, including restricted cash escrow balances and other working capital items.

Total revenues and net income for hotel properties acquired in the three and nine months ended September 30, 2015 and 2014, which are included in our condensed consolidated statements of operations, are as follows (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015 Acquisitions	2014 Acquisitions		2015 Acquisitions	2014 Acquisitions
	2015	2015	2014	2015	2015	2014
Revenues	$8,936	$14,497	$11,358	$10,848	$41,080	$24,808
Net income	$1,636	$2,660	$2,897	$1,826	$7,535	$3,999

The results of operations of acquired hotel properties are included in the condensed consolidated statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information presents the results of operations as if all acquisitions in 2015 and 2014 had taken place on January 1, 2014. The unaudited condensed pro forma information excludes discontinued operations and disposed properties which were not classified as discontinued operations after the adoption of ASU 2014-08. The unaudited condensed pro forma financial information is for comparative purposes only and is not necessarily indicative of what actual results of operations would have been had the hotel acquisitions taken place on January 1, 2014. This information does not purport to be indicative of or represent results of operations for future periods.

The unaudited condensed pro forma financial information for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands, except per share):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenues	$125,904	$118,165	$365,846	$335,771

Net income	$13,936	$9,940	$44,603	$27,969

Net income attributable to common stockholders, net of amount allocated to participating securities	$9,691	$5,968	$31,820	$15,272

Basic and diluted net income per share attributable to common stockholders	$0.11	$0.07	$0.37	$0.18

NOTE 4 - INVESTMENT IN HOTEL PROPERTIES, NET

Investment in hotel properties, net is as follows (in thousands):

	September 30,	December 31,
	2015	2014
Land	$141,024	$164,570
Hotel buildings and improvements	1,126,104	1,202,451
Construction in progress	8,638	15,609
Furniture, fixtures and equipment	143,053	136,456
	1,418,819	1,519,086
Less accumulated depreciation	(151,698)	(179,671)
	$1,267,121	$1,339,415

NOTE 5 - ASSETS HELD FOR SALE

Assets held for sale at September 30, 2015 and December 31, 2014 include (in thousands):

	September 30,	December 31,
	2015	2014
Land	$35,146	$300
Hotel buildings and improvements	159,073	—
Furniture, fixtures and equipment	20,774	—
Construction in progress	54	—
Franchise fees	1,288	—
Total	$216,335	$300

On June 2, 2015, the Operating Partnership and certain affiliated entities entered into two separate agreements, as amended on July 15, 2015, to sell a portfolio of 26 hotels containing an aggregate of 2,793 guestrooms to ARCH for an aggregate cash purchase price of approximately $347.4 million. The hotels are being sold in three separate closings.  The first closing of 10 hotels containing 1,090 guestrooms was completed on October 15, 2015 for an aggregate cash payment of $150.1 million (the “First Closing”).  The First Closing resulted in a gain on the sale of assets of approximately $65.0 million that will be recorded in the fourth quarter of 2015.

The second closing of 10 hotels containing 996 guestrooms is expected to occur before December 31, 2015 for an aggregate sale price of $89.1 million and the third closing of six hotels containing 707 guestrooms is expected to occur in the first quarter of 2016 for an aggregate sale price of $108.2 million.  Each remaining closing is subject to the satisfaction of customary closing conditions.  None of the closings is conditioned on the sale of the other hotels at that closing or any other closing.  If any of the hotels are not sold, then the cash purchase price will be adjusted by the parties in accordance with the applicable agreement.  However, we believe that it is probable that all of the closings will occur.

We anticipate executing reverse and forward 1031 Exchanges for a substantial portion of the ARCH Sale to defer taxable gains that are expected to result from the sale.  As such, certain hotels that we may purchase before the final closing of the ARCH Sale have been or will be consummated in a manner such that legal title is or will be held by a qualified intermediary engaged to execute the 1031 Exchanges until the ARCH Sale is consummated and the 1031 Exchanges are completed.  We retain or will retain essentially all of the legal and economic benefits and obligations related to the Parked Assets.  As such, the Parked Assets are or will be included in our consolidated financial position and consolidated results of operations as VIE’s until legal title is transferred to us upon completion of the 1031 Exchanges.  We completed 1031 Exchanges for four Parked Assets simultaneously with the First Closing.

In addition to the assets of the 26 hotels noted above, assets held for sale at September 30, 2015 include land parcels in Spokane, WA, Fort Myers, FL and Flagstaff, AZ, which are being actively marketed for sale.  At December 31, 2014, assets held for sale was comprised of a land parcel in Spokane, WA.

At September 30, 2015, we have notes receivable totaling $2.7 million included in Other Assets on our Condensed Consolidated Balance Sheet related to seller-financing for the sale in a prior year of two hotel properties in Emporia, KS.  The loans have matured and the buyer is currently in payment default under the terms of the loans.  We have initiated proceedings to foreclose on the properties and we have received a judgment of foreclosure on one of the properties.  We expect to reacquire the properties unless the buyer is able to repay the principal and interest, including default interest and fees, on the notes receivable in full prior to the completion of the foreclosure process.  We believe the collateral value is sufficient to recover the carrying amounts of the notes receivable.  If we reacquire the properties as a result of a foreclosure, then we will classify the properties as held for sale and market them for re-sale to recover the carrying amounts of our notes receivable.

NOTE 6 - DEBT

At September 30, 2015 and December 31, 2014, our debt is comprised of a senior unsecured credit facility, an unsecured term loan and mortgage loans secured by various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 3.97% at September 30, 2015 and 4.35% at December 31, 2014. Our total fixed-rate and variable-rate debt, after giving effect to our interest rate derivatives, is as follows (in thousands):

	September 30, 2015	December 31, 2014
Fixed-rate debt	$484,463	$465,220
Variable-rate debt	285,577	161,313
	$770,040	$626,533

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Fixed-rate debt	$382,929	$379,926	$362,602	$349,517	Level 2 - Market approach

At September 30, 2015 and December 31, 2014, we had $101.5 million and $102.6 million, respectively, of debt with variable interest rates that had been converted to fixed interest rates through interest rate swaps.  We carry these derivative financial instruments at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to Note 11 — Derivative Financial Instruments and Hedging.

Senior Unsecured Credit Facility

At September 30, 2015, we have a $300.0 million senior unsecured credit facility. Deutsche Bank AG New York Branch (“Deutsche Bank”) is the administrative agent and Deutsche Bank Securities Inc. is the sole lead arranger. The syndication of lenders includes Deutsche Bank; Bank of America, N.A.; Royal Bank of Canada; Key Bank National Association; Regions Bank; Fifth Third Bank; Raymond James Bank, N.A.; and U.S. Bank, National Association. The Operating Partnership is the borrower.  The Company and each of its existing and future subsidiaries that own or lease a hotel property that is included in the unencumbered borrowing base supporting the facility are required to guaranty this credit facility.

The senior unsecured credit facility is comprised of a $225.0 million revolving credit facility (the “$225 Million Revolver”) and a $75.0 million term loan (the “$75 Million Term Loan”). This credit facility has an accordion feature which will allow us to increase the commitments by an aggregate of $100.0 million on the $225 Million Revolver and the $75 Million Term Loan prior to October 10, 2017. The $225 Million Revolver will mature on October 10, 2017, but can be extended to October 10, 2018 at our option, subject to certain conditions. The $75 Million Term Loan will mature on October 10, 2018.

At September 30, 2015, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which we had $185.0 million borrowed and $115.0 million available to borrow.

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

Term Loans

At September 30, 2015, we had $660.0 million in secured and unsecured term loans outstanding (including the $75 Million Term Loan and the 2015 Term Loan described above).  Term loans totaling $445.0 million are secured primarily by first mortgage liens on certain hotel properties.

The ARCH Sale includes eight properties that served as collateral for two term loans with Voya Retirement Insurance and Annuity Company (“Voya”), formerly known as ING Life Insurance and Annuity, totaling $93.4 million.  To avoid significant yield maintenance costs associated with an early pay-off of the portion of these term loans related to the sale of the eight properties that are a part of the ARCH Sale, we have modified the term loans to substitute certain existing collateral with properties that are not part of the ARCH Sale.   The transaction was completed on September 24, 2015. We now have four term loans with Voya with an aggregate principal amount of $123.4 million, fixed interest rates of 5.18%, and a first call date of March 1, 2019. The loans are cross-collateralized and have cross-default provisions. Debt issuance costs of $0.9 million were capitalized in connection with the transaction and will be amortized over the term of the loan using the straight-line method, which approximates the interest method.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

We are involved from time to time in litigation arising in the ordinary course of business; however, there are currently no actions pending against us that we believe would have a material effect on our consolidated financial condition or consolidated results of operations.

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

During the nine months ended September 30, 2015, we issued 172,429 shares of common stock to limited partners of the Operating Partnership upon redemption of their Common Units.  Additionally, 128,185 performance-based restricted shares previously granted to management vested on January 1, 2015 based on the achievement of certain performance targets.  The remaining 46,030 unvested performance-based restricted shares granted in 2012 were forfeited.

On March 3, 2015 and April 24, 2015, we issued 303,915 and 16,930 shares of common stock, respectively, to our executive officers and employees pursuant to our Equity Plan.

During the nine months ended September 30, 2015, we issued 4,716 shares of common stock for director fees and an annual grant of 30,440 shares of common stock to our outside directors.

In the first nine months of 2014, we issued 198,292 shares of common stock to limited partners of the Operating Partnership upon redemption of their Common Units.

On May 28, 2014, we issued 278,916 shares of restricted common stock to our executive officers and management pursuant to our Equity Plan.  Of the total shares issued on May 28, 2014, 1,756 were forfeited during the third quarter of 2014.

During the nine months ended September 30, 2014, we issued 32,317 shares of common stock to our directors pursuant to our 2011 Equity Incentive Plan, 5,860 shares of common stock to one of our independent directors in lieu of cash for director fees, and 4,253 shares of common stock upon the cashless exercise of outstanding stock options with an exercise price of $9.75 per share.

On August 3, 2015, the Company, the Operating Partnership and Robert W. Baird & Co. Incorporated (“Baird”) entered into a sales agreement (the “Sales Agreement”), pursuant to which the Company may issue and sell from time to time up to $125.0 million in shares of its common stock through Baird, acting as agent or principal. In connection with entering into the new sales agreement with Baird, the Company notified each sales agent under its prior $75 million “at the market” offering program (Baird, Deutsche Bank Securities Inc., JMP Securities LLC, MLV & Co. LLC and RBC Capital Markets, LLC) of the Company’s intent to terminate each of the sales agreements relating to the prior program.  As of October 28, 2015, we have not sold any shares pursuant to the Sales Agreement.

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

The Series A preferred shares, Series B preferred shares and Series C preferred shares (collectively, the “Preferred Shares”) rank senior to our common stock and on parity with each other with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Preferred Shares do not have any maturity date and are not subject to mandatory redemption or sinking fund requirements. The Company may not redeem the Series A preferred shares, Series B preferred shares or Series C preferred shares prior to October 28, 2016, December 11, 2017, and March 20, 2018, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or in connection with certain changes in control. After those dates, the Company may, at its option, redeem the applicable Preferred Shares, in whole or from time to time in part, by payment of $25 per share, plus any accumulated, accrued and unpaid distributions up to, but not including, the date of redemption. If the Company does not exercise its rights to redeem the Preferred Shares upon certain changes in control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each Series A preferred share is 5.92417 shares of common stock, each Series B preferred share is 5.6497 shares of common stock, and each Series C preferred share is 5.1440 shares of common stock, subject to certain adjustments.

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

At September 30, 2015 and December 31, 2014, unaffiliated third parties owned 612,539 and 784,968, respectively, of Common Units of the Operating Partnership, representing an approximate 1% limited partnership interest in the Operating Partnership.

We classify outstanding Common Units held by unaffiliated third parties as non-controlling interests in the Operating Partnership, a component of equity in the Company’s condensed consolidated balance sheets. The portion of net income (loss) allocated to these Common Units is reported on the Company’s condensed consolidated statement of operations as net income (loss) attributable to non-controlling interests of the Operating Partnership.

Non-controlling Interests in Joint Venture

On February 11, 2013, we formed a joint venture with an affiliate of IHG to purchase a Holiday Inn Express & Suites in San Francisco, CA. Prior to June 30, 2014, we owned an 81% controlling interest in the joint venture and our partner owned a 19% interest, which we classified as non-controlling interest in joint venture on our condensed consolidated balance sheets. For the periods prior to June 30, 2014, the portion of net income (loss) allocated to our partner was reported on our condensed consolidated statements of operations as net income (loss) attributable to non-controlling interests in joint venture. On June 30, 2014, we acquired the remaining non-controlling interest for $8.2 million and the hotel property became wholly-owned by us.

Other Joint Venture Interests

We own a majority interest in a joint venture that owns a fee simple interest in a hotel property and we also own a minority interest in a related joint venture (“Leasehold Venture”) that holds a leasehold interest in the property. We control the Leasehold Venture as we are the managing member of the entity. Additionally, the majority of the profits and losses of the Leasehold Venture are absorbed by us. As a result, we have concluded that the Leasehold Venture represents a variable interest entity that should be consolidated into our condensed consolidated financial statements. As such, all of the net assets and operating results of the Leasehold Venture are included in our condensed consolidated financial statements for the periods presented.

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

No equity-based awards have been issued under the Amended Equity Plan.  Stock options granted may be either incentive stock options or non-qualified stock options. Vesting terms may vary with each grant, and stock option terms are generally five to ten years. We have outstanding equity-based awards in the form of stock options and restricted stock awards. All of our existing equity-based awards are classified as equity awards.

Resignation of Executive Chairman of the Board of Directors

On July 30, 2015, Kerry W. Boekelheide, Executive Chairman of the Board of Directors (“Board”) of the Company informed the Board that he was stepping down from his position with the Company effective July 30, 2015. In connection with Mr. Boekelheide’s departure, the Company entered into a severance and release agreement with Mr. Boekelheide, which included accelerated vesting of all restricted shares of common stock and options previously granted to Mr. Boekelheide (all of the options will remain exercisable, in whole or in part, until October 29, 2015 and, if not exercised on or prior to that date, will be forfeited).  In accordance with this agreement, 75,200 stock options, 56,481 performance-based restricted shares and 46,673 time-based restricted shares vested during the quarter ended September 30, 2015.  On October 28, 2015, Mr. Boekelheide exercised the vested stock options on a cashless basis resulting in a net issuance of 99,738 shares of our common stock.  Additional stock-based compensation expense of $1.1 million was recorded during the quarter ended September 30, 2015 related to these award modifications.

Stock Options

Stock option activity for the nine months ended September 30, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms		Aggregate Intrinsic Value (Current Value Less Exercise Price)
		(per share)	(in years)		(in thousands)
Outstanding at December 31, 2014	846,000	$9.75	6.2		$2,276
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2015	846,000	$9.75	3.0	(1)	$1,624
Exercisable at September 30, 2015	752,000	$9.75	2.7		$1,444

(1)   The accelerated vesting of Mr. Boekelheide’s stock options resulted in a significant decrease in the weighted average remaining contractual terms of outstanding stock options at September 30, 2015.

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

The fair value of time-based restricted stock awards is calculated based on the market value of our common stock on the date of grant.

The following table summarizes time-based restricted stock award activity under our Equity Plan for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested December 31, 2014	181,116	$9.81	$2,253
Granted	166,340	13.53
Vested	(97,445)	10.46
Forfeited	—	—
Outstanding at September 30, 2015	250,011	$12.03	$2,918

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

These awards vest based the Company’s percentile ranking within the SNL U.S. REIT Hotel Index at the end of the period beginning on January 1, 2015 and ending on the earlier of December 31, 2017, or upon a change in control.  The awards require continued service during the measurement period and are subject to the other conditions described in the Equity Plan or award document.

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

The following table summarizes performance-based restricted stock activity under the Equity Plan for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested December 31, 2014	384,558	$6.75	$4,784
Granted	154,505	18.78
Vested	(184,666)	6.86
Forfeited	(46,030)	5.10
Outstanding at September 30, 2015	308,367	$12.95	$3,599

Director Stock Awards

Our non-employee directors have the option to receive shares of our common stock in lieu of cash for their director fees. In the nine months ended September 30, 2015, we issued 4,716 shares of our common stock in lieu of cash for director fees, and we made an annual grant of 30,440 shares of common stock to our non-employee directors.  The fair value of director stock awards is calculated based on the market value of our common stock on the date of grant.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate General and Administrative expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$256	$146	$551	$527
Time-based restricted stock	820	233	1,396	727
Performance-based restricted stock	864	548	1,568	1,202
Director stock	20	148	453	387
	$1,960	$1,075	$3,968	$2,843

We recognize equity-based compensation expense ratably over the vesting period of the equity awards granted. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions or modification of previously granted awards.

Unrecognized equity-based compensation expense for all non-vested awards was $4.9 million at September 30, 2015 as follows (in thousands):

	Total	2015	2016	2017	2018
Stock options	$136	$82	$54	$—	$—
Time-based restricted stock	2,215	295	1,009	799	112
Performance-based restricted stock	2,546	389	1,133	1,024	—
	$4,897	$766	$2,196	$1,823	$112

NOTE 10 — LOSS ON IMPAIRMENT OF ASSETS

During the three months ended September 30, 2015, we determined that the value of land parcels in San Antonio, Texas, Fort Myers, Florida and Flagstaff, Arizona were impaired based on market conditions.  As such, we recognized a loss on impairment of assets of $1.1 million in our Condensed Consolidated Statement of Operations during the three months ended September 30, 2015.

During the nine months ended September 30, 2014, we recognized a loss on impairment of assets of $0.4 million related to the Hampton Inn in Fort Smith, AR.  This property was classified as held for sale prior to the Company’s adoption of ASU No. 2014-08 and its operating results, including impairment charges, were included in discontinued operations.

In addition, during the three months ended September 30, 2014, we recognized a loss on impairment of assets of $8.2 million related to the Country Inn & Suites and three adjacent land parcels totaling 5.64 acres in San Antonio, Texas, which were sold in the fourth quarter of 2014. During the nine months ended September 30, 2014, we also recognized a loss on impairment of $0.7 million related to a land parcel in Spokane, WA.

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at September 30, 2015 and December 31, 2014 is as follows (dollars in thousands):

	September 30, 2015			December 31, 2014
	Number of Instruments	Notional Amount	Fair Value	Number of Instruments	Notional Amount	Fair Value

Interest rate swaps (asset)	—	$—	$—	3	$28,002	$66
Interest rate swaps (liability)	4	102,034	(2,930)	1	75,000	(1,957)
	4	$102,034	$(2,930)	4	$103,002	$(1,891)

All of our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At September 30, 2015, all of our interest rate swaps were in a liability position.  At December 31, 2014, three of our interest rate swaps were in an asset position and one was in a liability position. We have not posted any collateral related to these agreements and are not in breach of any financial provisions of the agreements. If we had breached any agreement provisions at September 30, 2015, we could have been required to settle our obligation under the agreements that were in a liability position at their termination value of $3.1 million.

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Loss recognized in accumulated other comprehensive income on derivative financial instruments (effective portion)	$(1,168)	$414	$(2,314)	$(1,192)
Loss reclassified from accumulated other comprehensive income to interest expense (effective portion)	$(426)	$(441)	$(1,276)	$(1,303)
Income (loss) recognized in loss on derivative financial instruments (ineffective portion)	$—	$1	$(1)	$—

Amounts reported in accumulated other comprehensive income related to derivative financial instruments will be reclassified to interest expense as interest payments are made on the hedged variable-rate debt.

Upon completion of the First Closing, we repaid mortgages on certain properties sold to ARCH and executed the early settlement of three interest rate swaps related to those mortgages for a nominal amount.

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

Deferred tax assets and liabilities are established for net operating loss carryforwards and temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the net operating loss carryforwards are utilized and when the temporary differences reverse.  At December 31, 2014, we had a valuation allowance of $2.4 million against our net deferred tax assets of $2.6 million.  The deferred tax assets primarily related to net operating loss carryforwards in our TRS.

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

For the third quarter of 2015 and 2014, we recorded an income tax provision attributable to continuing operations of $0.2 million and $0.4 million, respectively and $1.6 million and $0.8 million, respectively, for the nine months ended September 30, 2015 and 2014.

We had no unrecognized tax benefits at September 30, 2015. We expect no significant changes in unrecognized tax benefits within the next year.

NOTE 13 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at September 30, 2015 using
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	—	2,930	—	2,930

	Fair Value Measurements at December 31, 2014 using
	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale	$—	$300	$—	$300
Interest rate swaps	—	66	—	66
Liabilities:
Interest rate swaps	—	1,957	—	1,957

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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended September 30, 2015 or 2014.

NOTE 14 - DISCONTINUED OPERATIONS

We have adjusted our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2014 to reflect the operations of hotel properties sold or classified as held for sale in discontinued operations. No such adjustment was made in 2015 due to the adoption of ASU 2014-08. Discontinued operations for the three and nine months ended September 30, 2014 include the following hotel properties that have been sold:

•                  AmericInn and Aspen Hotel & Suites in Fort Smith, AR — sold on January 17, 2014; and

•                  Hampton Inn in Fort Smith, AR — sold September 9, 2014.

Condensed results for the hotel properties included in discontinued operations are as follows (in thousands):

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014

Revenues	$847	$3,128
Hotel operating expenses	746	2,304
Depreciation and amortization	4	13
Loss on impairment of assets	—	400
Operating income	97	411
Other expense	(188)	(171)
Income (loss) before taxes	(91)	240
Income tax benefit	32	38
Income (loss) from discontinued operations	$(59)	$278

Income (loss) from discontinued operations attributable to non-controlling interests	$(1)	$3
Income (loss) from discontinued operations attributable to common stockholders	$(58)	$275

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

At September 30, 2014, we had 846,000 stock options outstanding which were not included in the computation of diluted earnings per share because inclusion of these stock options would have been anti-dilutive.

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2015	2014	2015	2014
	Numerator:
	Income from continuing operations	$13,606	$3,766	$40,498	$15,914
Less:	Preferred dividends	4,147	4,147	12,441	12,441
	Allocation to participating securities	29	27	89	68
	Attributable to non-controlling interest	66	(5)	220	43
	Income (loss) from continuing operations attributable to common stockholders	9,364	(403)	27,748	3,362
	Income (loss) from discontinued operations attributable to common stockholders	—	(58)	—	275
	Net income (loss) attributable to common stockholders, net of amount allocated to participating securities	$9,364	$(461)	$27,748	$3,637
	Denominator:
	Weighted average common shares outstanding - basic	85,995	85,303	85,844	85,192
	Dilutive effect of equity-based compensation awards	1,070	—	1,156	512
	Weighted average common shares outstanding - diluted	87,065	85,303	87,000	85,704
	Earnings per share:
	Basic net income from continuing operations	$0.11	$(0.01)	$0.32	$0.04
	Basic net income from discontinued operations	—	—	—	—
	Basic net income	$0.11	$(0.01)	$0.32	$0.04

NOTE 16 - SUBSEQUENT EVENTS

Acquisitions

On October 19, 2015, the Company closed on the purchase of the Hyatt House Airport in Miami, Florida from Noble I/HY Miami, LLC (“Noble I”) for an aggregate purchase price of $39.0 million. The hotel contains 156 guestrooms.  The purchase from Noble I was executed through a qualified intermediary under a 1031 Exchange primarily using cash proceeds from the First Closing of the ARCH Sale on October 15, 2015.

On October 20, 2015, the Company closed on the purchase of the Courtyard Atlanta Decatur Downtown from Noble I Decatur, LLC (“Noble II”) for an aggregate purchase price of $44.0 million.  The hotel contains 179 guestrooms.  The purchase from Noble II was completed through a qualified intermediary under a reverse 1031 Exchange using funds drawn on the Company’s revolving line of credit.  We anticipate completion of the 1031 Exchange upon the sale of the hotels to be sold to ARCH in the first quarter of 2016.

Dispositions

On October 15, 2015 we completed the First Closing of the ARCH Sale.  We expect to complete the second closing of the ARCH Sale prior to December 31, 2015 and the third closing in the first quarter of 2016.

Equity Transactions

On October 1, 2015, 34,536 Common Units were tendered for redemption and were redeemed for an equivalent number of shares of our common stock.

Dividends

On October 30, 2015, our Board of Directors declared cash dividends of $0.1175 per share of common stock, $0.578125 per share of 9.25% Series A Cumulative Redeemable Preferred Stock, $0.4921875 per share of 7.875% Series B Cumulative Redeemable Preferred Stock, and $0.4453125 per share of 7.125% Series C Cumulative Redeemable Preferred Stock. These dividends are payable on November 30, 2015 to stockholders of record on November 16, 2015.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2014 and our unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Overview

We focus primarily on acquiring and owning premium-branded, select-service hotels in the Upscale and Upper-midscale segments of the U.S. lodging industry, as these segments are currently defined by Smith Travel Research (“STR”). At September 30, 2015, we owned 95 hotels with a total of 12,175 guestrooms located in 24 states. Except for seven hotels, six of which are subject to ground leases and one of which is subject to a PILOT (payment in lieu of taxes) lease, we own our hotels in fee simple. Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

The vast majority of our hotels operate under premium franchise brands owned by Marriott International, Inc. (“Marriott”) Hilton Worldwide (“Hilton”), Intercontinental Hotel Group (“IHG”) and an affiliate of Hyatt Hotels Corporation (“Hyatt”).

We have elected to be taxed as a REIT for federal income tax purposes.  To qualify as a REIT, we cannot operate or manage our hotels.  Accordingly, we lease substantially all of our hotels to wholly owned subsidiaries of our taxable REIT subsidiary (our “TRS lessees”).  At September 30, 2015, all of our hotels are operated pursuant to hotel management agreements with professional third party hotel management companies as follows:

Management Company	Number of Properties	Number of Guestrooms
Interstate Management Company, LLC and its affiliate Noble Management Group, LLC	56	6,455
Select Hotel Group, LLC	12	1,681
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott	6	973
White Lodging Services Corporation	4	791
Kana Hotels, Inc.	3	315
InterMountain Management, LLC and its affiliate, Pillar Hotels and Resorts, LP	7	723
Affiliates of IHG including IHG Management (Maryland) LLC and Intercontinental Hotel Group Resources, Inc.	2	395
OTO Development, LLC	2	260
American Liberty Hospitality, Inc.	2	372
Stonebridge Realty Advisors, Inc.	1	210
Total	95	12,175

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

On June 2, 2015, the Operating Partnership and certain affiliated entities entered into two separate agreements , as amended on July 15, 2015, to sell a portfolio of 26 hotels containing an aggregate of 2,793 guestrooms to affiliates of American Realty Capital Hospitality Trust, Inc. (“ARCH”) for an aggregate cash purchase price of approximately $347.4 million (the “ARCH Sale”). The hotels are being sold in three separate closings.  The first closing of 10 hotels containing 1,090 guestrooms was completed on October 15, 2015 for an aggregate cash payment of $150.1 million (the “First Closing”).

On October 19, 2015, the Company closed on the purchase of the Hyatt House Airport in Miami, Florida from Noble I/HY Miami, LLC (“Noble I”) for an aggregate purchase price of $39.0 million. The hotel contains 156 guestrooms.  The purchase from Noble I was executed through a qualified intermediary under a 1031 Exchange primarily using cash proceeds from the First Closing.

On October 20, 2015, the Company closed on the purchase of the Courtyard Atlanta Decatur Downtown from Noble I Decatur, LLC (“Noble II”) for an aggregate purchase price of $44.0 million.  The hotel contains 179 guestrooms.  The purchase from Noble II was completed through a qualified intermediary under a reverse 1031 Exchange using funds drawn on the Company’s revolving line of credit to complete a like-kind exchange with hotels to be sold in the third closing of the ARCH Sale.

For further information on these recent transactions, refer to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2015.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to macroeconomic trends. Key drivers of demand include growth in GDP, corporate profits, capital investments and employment. Following periods of recession, recovery of room-night demand for lodging historically has lagged improvements in the overall economy. However, in the economic recovery beginning in early 2010, room-night demand led improvements in the overall economy.  Although we remain optimistic that our hotel properties will realize RevPAR gains despite the recent volatility of the economy and lodging industry, the risk exists that global and domestic economic conditions may cause the economic growth to slow or stall, which likely would adversely affect our growth expectations.

The U.S. lodging industry experienced a positive trend through 2014 that we expect to continue through 2015.  According to a report prepared in August 2015 by PricewaterhouseCoopers, LLP, U.S. RevPAR growth in 2015 for Upscale hotels and Upper-midscale hotels is projected to be 6.3% and 7.3%, respectively. We continue to have a positive outlook about national macro-economic conditions and their effect on room-night demand; however, as occupancy levels stabilize, growth expectations for the fourth quarter of 2015 and fiscal 2016 are expected to decelerate slightly from those experienced in 2015. While the supply of new hotels under construction has increased and is expected to accelerate in 2016, we expect that our near-term results will not be adversely affected by increased lodging supply in our markets.

Our Hotel Property Portfolio

At September 30, 2015, our hotel property portfolio consisted of 95 hotels with a total of 12,175 guestrooms. According to STR’s current chain scales, 64 of our hotel properties with 8,526 guestrooms are categorized as Upscale hotels and 31 of our hotel properties with 3,649 guestrooms are categorized as Upper-midscale hotels. Information for our hotel properties by franchisor as of September 30, 2015 is as follows:

Franchise/Brand	Number of Hotel Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	11	1,662
SpringHill Suites by Marriott	9	1,188
Residence Inn by Marriott	9	1,058
Fairfield Inn & Suites by Marriott	7	756
TownePlace Suites by Marriott	1	90
Total Marriott	37	4,754
Hilton
Hilton Garden Inn	10	1,266
Hampton Inn	6	595
Hampton Inn & Suites	9	1,255
DoubleTree by Hilton	2	337
Homewood Suites	1	91
Total Hilton	28	3,544
Hyatt
Hyatt Place	16	2,224
Hyatt House	1	135
Total Hyatt	17	2,359
IHG
Hotel Indigo	1	115
Holiday Inn Express	2	185
Holiday Inn Express & Suites	4	561
Holiday Inn	1	143
Staybridge Suites	2	213
Total IHG	10	1,217
Starwood
Aloft	1	136
FourPoints by Sheraton	1	101
Total Starwood	2	237
Carlson
Country Inn & Suites by Carlson	1	64
Total	95	12,175

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

Acquisitions

A summary of the hotel properties acquired during the nine months ended September 30, 2015 and 2014 follows (dollars in thousands, except Cost per Key):

Date Acquired	Franchise/Brand	Location	Guestrooms as of September 30, 2015	Purchase Price		Renovation Cost		Cost per Key
First Nine Months 2015
April 13, 2015	Hampton Inn & Suites	Minneapolis, MN	211	$38,951		$—		$185,000
June 18, 2015	Hampton Inn	Boston (Norwood), MA	139	24,000	(1)	2,300	(3)	189,000
June 30, 2015	Hotel Indigo	Asheville, NC	115	35,000	(1)(4)	370	(3)	308,000
July 24, 2015	Residence Inn	Branchburg, NJ	101	25,700	(1)	1,100	(3)	265,000
July 24, 2015	Residence Inn	Hunt Valley, MD	141	31,100	(1)	1,500	(3)	231,000
Total Nine Months Ended September 30, 2015			707	$154,751		5,270		$226,000

First Nine Months 2014
January 9, 2014	Hilton Garden Inn	Houston (Galleria), TX	182	$37,500		$3,400	(3)	$225,000
January 10, 2014	Hampton Inn	Santa Barbara (Goleta), CA	101	27,900	(2)	2,100	(3)	297,000
January 24, 2014	Four Points by Sheraton	San Francisco, CA	101	21,250		1,400	(3)	224,000
March 14, 2014	DoubleTree by Hilton	San Francisco, CA	210	39,060		4,500	(3)	207,000
August 15, 2014	Hilton Garden Inn	Houston (Energy Corridor), TX	190	36,000		3,200	(3)	206,000
September 9, 2014	Hampton Inn & Suites	Austin, TX	209	53,000		2,400	(3)	265,000
Total Nine Months Ended September 30, 2014			993	$214,710		17,000		$233,000

(1)        These hotels (“Parked Assets”) were purchased as part of reverse 1031 Exchanges related to the ARCH Sale. See Note 2 — Basis of Presentation and Significant Accounting Policies-Variable Interest Entities; and Note 5 — Assets Held For Sale to Notes to Condensed Consolidated Financial Statements.  As such, the legal title to these Parked Assets were held by a qualified intermediary engaged to execute the 1031 Exchanges until the consummation of the ARCH Sale and the completion of the1031 Exchange.  We retain essentially all of the legal and economic benefits and obligations related to the Parked Assets.  As such, the Parked Assets are included in our condensed consolidated statement of financial position at September 30, 2015 and condensed consolidated results of operations for the three and nine months then ended as VIE’s until legal title is transferred to us upon completion of the 1031 Exchanges.  The 1031 Exchanges related to the Parked Assets detailed above were completed on October 15, 2015.

(2)        The purchase price for this hotel included the issuance by the Operating Partnership of 412,174 Common Units valued at the time of issuance at $3.7 million.

(3)        The amounts reflect actual-to-date and estimated remaining costs to complete.

(4)        As part of the purchase price of the hotel property, we acquired nine of 20 fractional ownership shares in two units located on the 11th floor of the building for $1.3 million.  The remaining 11 fractional ownership shares in the two units are owned by independent third parties.

The purchase price and renovation costs are funded by mortgage debt, advances on our senior unsecured revolving line of credit facility, cash and the issuance of Operating Partnership Common Units as described in footnote 2 to the table above.  Additional information about the mortgage debt financing is provided below in “Outstanding Indebtedness — Mortgage Loans.”

Of the total renovation costs detailed in the table above, $10.8 million has been incurred as of September 30, 2015.  There is no assurance that our actual renovation costs will not exceed our estimates.

Dispositions

On October 15, 2015, we completed the First Closing of the ARCH Sale which included the following hotels:

Location	Guestrooms
Hampton Inn - Medford, OR	75
DoubleTree - Baton Rouge, LA	127
Fairfield Inn & Suites - Baton Rouge, LA	78
Springhill Suites - Baton Rouge, LA	78
TownePlace Suites - Baton Rouge, LA	90
Hampton Inn & Suites - El Paso, TX	139
Hampton Inn - Fort Wayne, IN	118
Residence inn - Fort Wayne, IN	109
Courtyard - Flagstaff, AZ	164
Springhill Suites - Flagstaff, AZ	112
1,090

The remaining hotels to be sold to ARCH in the second and third closings are as follows:

Location	Guestrooms	Estimated Sales Date
Residence Inn - Jackson, MS	100	Dec-15
Holiday Inn Express - Vernon Hills, IL	119	Dec-15
Courtyard - Germantown, TN	93	Dec-15
Courtyard - Jackson, MS	117	Dec-15
Fairfield Inn & Suites - Germantown, TN	80	Dec-15
Residence Inn - Germantown, TN	78	Dec-15
Aloft - Jacksonville, FL	136	Dec-15
Staybridge Suites - Ridgeland, MS	92	Dec-15
Homewood Suites - Ridgeland, MS	91	Dec-15
Courtyard - El Paso, TX	90	Dec-15
Fairfield Inn & Suites - Spokane, WA	84	2016 - Q1
Fairfield Inn & Suites - Denver, CO	160	2016 - Q1
SpringHill Suites - Denver, CO	124	2016 - Q1
Hampton Inn - Fort Collins, CO	75	2016 - Q1
Fairfield Inn & Suites - Bellevue, WA	144	2016 - Q1
Hilton Garden Inn - Fort Collins, CO	120	2016 - Q1
	1,703

We anticipate executing reverse and forward 1031 Exchanges for a substantial portion of the ARCH Sale to defer taxable gains that are expected to result from the sale.  As such, the closings of the purchase of certain hotels have been or will be consummated in a manner such that legal title is or will be held by a qualified intermediary engaged to execute the 1031 Exchanges until the ARCH Sale is consummated and the 1031 Exchanges are completed.  We retain or will retain essentially all of the legal and economic benefits and obligations related to the Parked Assets.  As such, the Parked Assets are or will be included in our condensed consolidated financial position and condensed consolidated results of operations as VIE’s until legal title is transferred to us upon completion of the 1031 Exchanges.

Notes Receivable

At September 30, 2015, we have notes receivable totaling $2.7 million related to seller-financing for the sale in a prior year of two hotel properties in Emporia, KS.  The loans have matured and the buyer is currently in payment default under the terms of the loans.  We have initiated proceedings to foreclose on the properties and we have received a judgment of foreclosure on one of the properties.  We expect to reacquire the properties unless the buyer is able to repay the principal and interest, including default interest and fees, on the notes receivable in full prior to the completion of the foreclosure process.  We believe the collateral value is sufficient to recover the carrying amounts of the notes receivable.  If we reacquire the properties as a result of a foreclosure, then we will classify the properties as held for sale and market them for re-sale to recover the carrying amounts of our notes receivable.

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

Funds From Operations

As defined by the National Association of Real Estate Investment Trusts, (“NAREIT”), FFO represents net income or loss (computed in accordance with GAAP), excluding preferred dividends, gains (or losses) from sales of property, impairment, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization related to real estate assets, and adjustments for unconsolidated partnerships and joint ventures. Unless otherwise indicated, we present FFO applicable to our common shares and units. We present FFO because we consider it an important supplemental measure of our operational performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization related to real estate assets, gains and losses from property dispositions and impairment losses, it provides a performance measure that, when compared year over year, reflects the effect to operations from trends in occupancy, room rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our computation of FFO differs from the NAREIT definition and may differ from the methodology for calculating FFO used by other equity REITs and, accordingly, may not be comparable to such other REITs because in addition to the amount of depreciation and amortization we add back to net income or loss, we also add back the amortization of deferred financing costs and amortization of franchise application fees. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. Where indicated in this Quarterly Report on Form 10-Q, FFO is based on our definition and not the NAREIT definition unless otherwise noted.

The following is a reconciliation of our GAAP net income to FFO for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share/unit data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$13,606	$3,707	$40,498	$16,192
Preferred dividends	(4,147)	(4,147)	(12,441)	(12,441)
Net income applicable to common shares and units	9,459	(440)	28,057	3,751
Depreciation (2)	15,840	16,316	46,286	47,402
Loss on impairment of assets	1,115	8,187	1,115	9,247
(Gain) loss on disposal of assets	1	(256)	712	(284)
Non-controlling interest in joint venture	—	—	—	(1)
Adjustments related to joint venture	—	—	—	(204)
NAREIT defined FFO applicable to common shares and units	26,415	23,807	76,170	59,911

Amortization of deferred financing costs	431	396	1,250	1,153
Amortization of franchise fees (2)	76	123	297	364
Funds from operations applicable to common shares and units	$26,922	$24,326	$77,717	$61,428
FFO per common share/unit	$0.31	$0.28	$0.89	$0.71

Weighted average diluted common shares/units (1)	87,065	86,942	87,000	86,755

(1)       Includes Common Units in Summit Hotel OP, LP, the Company’s operating partnership, held by limited partners (other than us and our subsidiaries) because the Common Units are redeemable for cash or, at our election, shares of our common stock.

(2)       The summation of these line items represents Depreciation and Amortization expense as reported in the Condensed Consolidated Statements of Operations.

During the three months ended September 30, 2015, FFO increased by $2.6 million, or 10.7%, over the comparable period in the prior year primarily due to an increase in revenues of $15.8 million during the three months ended September 30, 2015 in comparison with the prior year, which resulted in an increase in net income of $9.9 million over the prior year.  During the nine months ended September 30, 2015, FFO increased by $16.3 million, or 26.5%, over the comparable period in the prior year primarily due to an increase in revenues of $49.1 million during the nine months ended September 30, 2015 in comparison with the prior year, which resulted in an increase in net income of $24.3 million over the prior year.  The increase in revenues was due to the effect of the higher quality assets acquired as part of our capital recycling program and an increase in RevPAR as discussed below under “Results of Operations.”

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

The following is a reconciliation of our GAAP net income to EBITDA for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$13,606	$3,707	$40,498	$16,192
Depreciation and amortization	15,916	16,439	46,583	47,766
Interest expense	8,083	7,235	22,985	21,198
Interest income	(254)	(337)	(745)	(509)
Income tax expense	184	395	1,586	796
Non-controlling interest in joint venture	—	—	—	(1)
Adjustments related to joint venture	—	—	—	(204)
EBITDA	$37,535	$27,439	$110,907	$85,238

During the three months ended September 30, 2015, EBITDA increased by $10.1 million, or 36.8%, over the prior year primarily due to an increase in GAAP net income of $9.9 million.  The increase in GAAP net income was primarily driven by an increase in revenues of $15.8 million during the three months ended September 30, 2015 in comparison with the prior year.  During the nine months ended September 30, 2015, EBITDA increased by $25.7 million, or 30.1%, over the prior year primarily due to an increase in GAAP net income of $24.3 million.  The increase in GAAP net income was primarily driven by an increase in revenues of $49.1 million during the nine months ended September 30, 2015 in comparison with the prior year.  The increase in revenues was due to the effect of the higher quality assets acquired as part of our capital recycling program and an increase in RevPAR as discussed below under “Results of Operations.”

Results of Operations

The comparisons that follow should be reviewed in conjunction with the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Hotel properties classified as discontinued operations prior to our adoption of ASU 2014-08 are not included in the discussion below.

Comparison of Three Months Ended September 30, 2015 with Three Months Ended September 30, 2014

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the three months ended September 30, 2015 compared with the three months ended September 30, 2014 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we own as of the current reporting date and that we have owned for the entire prior fiscal year.

	For the Three Months Ended September 30,
	2015		2014		Dollar Change		Percentage Change
	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio
	(95 hotels)	(84 hotels)	(91 hotels)	(84 hotels)	(95/91 hotels)	(84 hotels)	(95/91 hotels)	(84 hotels)

Total revenues	$125,091	$101,657	$109,256	$97,125	$15,835	$4,532	14.5%	4.7%
Hotel operating expenses	$78,394	$64,866	$68,192	$61,196	$10,202	$3,670	15.0%	6.0%
Occupancy	79.7%	79.6%	79.5%	79.1%	n/a	n/a	0.4%	0.6%
ADR	$133.05	$125.93	$124.48	$121.08	$8.58	$4.86	6.9%	4.0%
RevPAR	$106.09	$100.21	$98.90	$95.79	$7.19	$4.42	7.3%	4.6%

Revenue. Total revenues, including room and other hotel operations revenue, increased $15.8 million in the three months ended September 30, 2015 compared with the three months ended September 30, 2014. The increase in revenues is due to an increase in same-store revenues of $4.5 million and an increase in revenues from the six hotel properties acquired in 2014 and five properties acquired in 2015 (the “Acquired Hotels”) of $12.1 million, partially offset by a reduction in revenue of $0.8 million related to a hotel property that was sold during the fourth quarter of 2014.

The same-store revenue increase of $4.5 million, or 4.7%, was due to increases in occupancy to 79.6% in the third quarter of 2015 compared with 79.1% in the third quarter of 2014, and an increase in ADR to $125.93 in the third quarter of 2015 from $121.08 in the third quarter of 2014. The increases in occupancy and ADR resulted in a 4.6% increase in same-store RevPAR to $100.21 in the third quarter of 2015 compared with $95.79 in the third quarter of 2014. These increases were due to our capital recycling program to acquire higher quality assets, our strong revenue and asset management programs, improvements in hotel industry fundamentals and renovations made at our hotel properties.

Hotel Operating Expenses. Hotel operating expenses increased $10.2 million in the three months ended September 30, 2015 compared with the three months ended September 30, 2014. The increase is due in part to the additional operating expenses from the Acquired Hotels of $7.1 million. In addition, the increase in same-store hotel operating expenses is due to $3.7 million of variable costs related to the increase in revenue.  These increases were partially offset by a reduction in expenses of $0.6 million related to a hotel property that was sold during the fourth quarter of 2014.  Expenses at the same-store hotels increased slightly as a percentage of revenue from 63.0% in the third quarter of 2014 to 63.8% in the third quarter of 2015 primarily due to an increase in property taxes and incentive management fees.

The following table summarizes our hotel operating expenses for our same-store portfolio (84 hotels) for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended September 30,		Percentage	Percentage of Revenue
	2015	2014	Change	2015	2014

Rooms expense	$24,689	$23,671	4.3%	24.3%	24.4%
Other direct expense	14,251	13,813	3.2%	14.0%	14.2%
Other indirect expense	25,926	23,712	9.3%	25.5%	24.4%
Total hotel operating expenses	$64,866	$61,196	6.0%	63.8%	63.0%

Depreciation and Amortization. Depreciation and amortization expense decreased $1.2 million in the three months ended September 30, 2015 compared with the three months ended September 30, 2014 primarily due to the reclassification of the 26 hotel properties being sold to ARCH in the ARCH Sale to Assets Held for Sale during the second quarter of 2015, resulting in depreciation expense no longer being recorded related to these assets.

Corporate General and Administrative. Corporate general and administrative expenses increased $0.9 million in the three months ended September 30, 2015 compared with the three months ended September 30, 2014.  This increase was primarily due to the cash and equity-based expenses of $3.1 million recognized upon the resignation of the Executive Chairman of the Board of Directors during the three months ended September 30, 2015.  This increase was partially offset by higher bonus expenses during the third quarter of 2014 as well as costs incurred in the third quarter of 2014 related to the transition of executive officers and directors.

Other Income/Expense. Other expense, net increased $1.7 million in the three months ended September 30, 2015 compared with the three months ended September 30, 2014.  This increase was primarily due to an increase in interest expense of $0.8 million due to higher average debt outstanding, debt modification costs of $0.3 million in the third quarter of 2015, and a decrease in interest income of $0.1 million.

Comparison of Nine Months Ended September 30, 2015 with Nine Months Ended September 30, 2014

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 (dollars in thousands, except ADR and RevPAR).

	For the Nine Months Ended September 30,
	2015		2014		Dollar Change		Percentage Change
	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio
	(95 hotels)	(84 hotels)	(91 hotels)	(84 hotels)	(95/91 hotels)	(84 hotels)	(95/91 hotels)	(84 hotels)

Total revenues	$353,416	$301,488	$304,325	$277,198	$49,091	$24,290	16.1%	8.8%
Hotel operating expenses	$222,939	$191,402	$194,720	$178,140	$28,219	$13,262	14.5%	7.4%
Occupancy	78.3%	78.3%	77.3%	76.9%	n/a	n/a	1.3%	1.7%
ADR	$132.75	$127.80	$122.09	$119.62	$10.66	$8.18	8.7%	6.8%
RevPAR	$103.92	$100.03	$94.32	$92.04	$9.60	$8.00	10.2%	8.7%

Revenue. Total revenues, including room and other hotel operations revenue, increased $49.1 million in the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. The increase in revenues is due to an increase in same-store revenues of $24.3 million and an increase in revenues from the Acquired Hotels of $27.1 million, partially offset by a reduction in revenue of $2.3 million related to a hotel property that was sold during the fourth quarter of 2014.

The same-store revenue increase of $24.3 million, or 8.8%, was due to increases in occupancy to 78.3% in the nine months ended September 30, 2015 compared with 76.9% in the nine months ended September 30, 2014, and an increase in ADR to $127.80 in the nine months ended September 30, 2015 from $119.62 in the nine months ended September 30, 2014. The increases in occupancy and ADR resulted in an 8.7% increase in same-store RevPAR to $100.03 in the nine months ended September 30, 2015 compared with $92.04 in the nine months ended September 30, 2014. These increases were due to our capital recycling program to acquire higher quality assets, our strong revenue and asset management programs, improvements in hotel industry fundamentals and renovations made at our hotel properties.

Hotel Operating Expenses. Hotel operating expenses increased $28.2 million in the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. The increase is due in part to the additional operating expenses from the Acquired Hotels of $16.7 million. In addition, the increase in same-store hotel operating expenses is due to $13.3 million of variable costs related to the increase in revenue.  These increases were partially offset by a reduction in expenses of $1.8 million related to a hotel property that was sold during the fourth quarter of 2014.  Expenses at the same-store hotels declined as a percentage of revenue from 64.3% in the nine months ended September 30, 2014 to 63.5% in the nine months ended September 30, 2015, due to consistent fixed expenses and increasing revenues at the same-store hotel properties.

The following table summarizes our hotel operating expenses for our same-store portfolio (84 hotels) for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	For the Nine Months Ended September 30,		Percentage	Percentage of Revenue
	2015	2014	Change	2015	2014

Rooms expense	$71,698	$70,059	2.3%	23.8%	25.3%
Other direct expense	41,416	37,132	11.5%	13.7%	13.4%
Other indirect expense	78,288	70,949	10.3%	26.0%	25.6%
Total hotel operating expenses	$191,402	$178,140	7.4%	63.5%	64.3%

Depreciation and Amortization. Depreciation and amortization expense decreased $2.3 million in the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 primarily due to the reclassification of the 26 hotel properties being sold to ARCH in the ARCH Sale to Assets Held for Sale during the second quarter of 2015, resulting in depreciation expense no longer being recorded related to these assets.

Corporate General and Administrative. Corporate general and administrative expenses increased by $1.4 million in the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. This increase was primarily due to the cash and equity-based expenses of $3.1 million recognized upon the resignation of the Executive Chairman of the Board of Directors during the nine months ended September 30, 2015.  This increase was partially offset by a $1.0 million reduction in professional fees incurred in 2014 but not in 2015 related to the establishment of new procedures and systems for intercompany account reconciliations and $0.8 million in executive and Board of Directors transition fees recorded during the nine months ended September 30, 2014.

Other Income/Expense. Other expense, net increased $2.9 million in the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 primarily due to an increase in interest expense due to higher average debt outstanding.  Additionally, other income decreased $1.1 million primarily due to an increase in loss on disposal of assets.

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

Condensed results for the hotel properties included in discontinued operations are as follows (in thousands):

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014

Revenues	$847	$3,128
Hotel operating expenses	746	2,304
Depreciation and amortization	4	13
Loss on impairment of assets	—	400
Operating income	97	411
Other expense	(188)	(171)
Income before taxes	(91)	240
Income tax benefit	32	38
Income from discontinued operations	$(59)	$278

Income (loss) from discontinued operations attributable to non-controlling interests	$(1)	$3
Income (loss) from discontinued operations attributable to common stockholders	$(58)	$275

Liquidity and Capital Resources

Liquidity Requirements

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with internal and brand standards, capital expenditures to improve our hotel properties, acquisitions, interest expense, settlement of interest swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations and distributions to our stockholders.

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

We expect to satisfy our liquidity requirements with cash provided by operations, working capital, short-term borrowings under our senior unsecured revolving credit facility, term debt, repayment of notes receivable and the release of restricted cash upon satisfaction of the usage requirements. In addition, we may fund the purchase price of hotel acquisitions and cost of required capital improvements by borrowing under our senior unsecured revolving credit facility, assuming existing mortgage debt, issuing securities (including Common Units issued by the Operating Partnership), or incurring mortgage or other types of debt. Further, we may seek to meet our liquidity requirements by raising capital through public or private offerings of our equity or debt securities. However, certain factors may have a material adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders and market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all. We believe that our cash provided by operations, working capital, borrowings available under our senior unsecured revolving credit facility and other sources of funds available to us will be sufficient to meet our ongoing liquidity requirements for at least the next 12 months.

Subsequent to September 30, 2015, we have repaid mortgage loans with an aggregate principal balance of $62.1 million as detailed in the table below:

Repayment Date	Principal Balance ($ in thousands)	Interest Rate	Maturity Date	Lender
October 1, 2015	$5,862	5.57%	January 1, 2016	Wells Fargo Bank, National Association
October 6, 2015	22,398	6.20%	January 6, 2016	Greenwich Capital Financial Products, Inc.
October 14, 2015 (1)	9,519	5.03%	March 1, 2019	General Electric Capital Corp.
October 14, 2015 (1)	11,890	4.57%	May 17, 2018	Compass Bank
November 2, 2015	12,428	6.11%	January 1, 2016	AIG
Total Principal	$62,097

(1)       These mortgage loans were repaid in connection with the First Closing of the ARCH Sale on October 15, 2015.  In addition to the loan repayments, the associated interest rate swaps for these mortgage loans were settled early for approximately $0.3 million.

There were no associated prepayment penalties with the transactions detailed above. At September 30, 2015, we have no other mortgage debt maturing in 2015.  We have scheduled principal debt payments through the remainder of 2015 totaling $3.0 million for all mortgage debt. Although we believe we will have the capacity to satisfy these debt maturities and pay these scheduled principal debt payments or that we will be able to fund them using draws under our senior unsecured revolving credit facility, there can be no assurances that our credit facility will be available to repay such amortizing debt as draws under our senior unsecured revolving credit facility are subject to certain financial covenants.  At September 30, 2015, we were in compliance with all of our covenants under the senior unsecured credit facility.

We anticipate making renovations and other non-recurring capital expenditures with respect to our hotel properties pursuant to property improvement plans required by our franchisors. We expect capital expenditures through the remainder of 2015 for these activities at hotel properties we own as of September 30, 2015 to be in the range of $6.6 million to $9.6 million.  Actual amounts may differ from our expectations.  We may also make renovations and incur other non-recurring capital expenditures in 2015 at hotel properties that we acquire in the future.

Cash Flows

Total cash provided by operating activities increased to $96.4 million from $79.0 million for the nine months ended September 30, 2015 and 2014, respectively.  The increase of $17.4 million primarily resulted from an $18.6 million improvement in net income, adjusted for non-cash items.

The $7.0 million increase in net cash used in investing activities for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily resulted from a $17.7 million increase in escrow deposits, a $10.3 million reduction in restricted cash released to us and proceeds of $11.6 million from asset dispositions during the nine months ended September 30, 2014.  These outflows were partially offset by the $8.2 million acquisition of a non-controlling interest in joint venture during the nine months ended September 30, 2014 and a $24.1 million reduction in acquisitions of hotel properties.

The $5.1 million decrease in net cash provided by financing activities for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 resulted from a decrease in net borrowings of $2.0 million during the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014, an increase in dividends paid of $0.9 million during the nine months ended September 30, 2015 compared to the same period in 2014 and an increase in financing fees and other of $2.1 million related to the modification of certain loans to Voya Retirement Insurance and Annuity Company (“Voya”), formerly ING Life Insurance and Annuity, and franchise fees related to newly-acquired properties during the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014.

Outstanding Indebtedness

At September 30, 2015, we had $445.0 million in outstanding indebtedness secured by first priority mortgage liens on 44 hotel properties. We also had $185.0 million borrowed on our $300 million senior unsecured credit facility and $140.0 million borrowed on our 2015 Term Loan, both of which were supported by a borrowing base comprised of 46 unencumbered hotel properties.  The hotel properties in the borrowing base must remain unencumbered by mortgage debt. The ARCH Sale includes 23 hotel properties that are included in the credit facility borrowing bases at September 30, 2015.  Upon completion of the ARCH Sale, these hotels will no longer be available for inclusion in the credit facility borrowing base and are expected to be replaced by unencumbered properties acquired through 1031 Exchanges related to the ARCH Sale and other hotels that become unencumbered due to pay-off of mortgage debt.

At September 30, 2015, we had one hotel property with a total of 150 guestrooms unencumbered by mortgage debt that is available to be used as collateral for future loans.

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

We intend to maintain a prudent capital structure and, while the ratio will vary from time to time, we generally intend to limit our ratio of indebtedness to EBITDA to no more than six to one. For purposes of calculating this ratio, we exclude preferred stock from indebtedness. We have obtained financing through debt instruments having staggered maturities and intend to continue to do so in the future. Our debt includes, and may include in the future, debt secured by first priority mortgage liens on certain hotel properties and unsecured debt.

As of September 30, 2015, we were in compliance with the covenants under our debt agreements. We do not currently anticipate any change in circumstances that would impair our ability to continue to comply with these covenants.

We believe we will have adequate liquidity to meet requirements for scheduled maturities and principal repayments. However, we can provide no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, whether such refinancing will be available on favorable terms.

A summary of our debt at September 30, 2015 follows (dollars in thousands):

Lender	Interest Rate (1)	Amortization Period (Years)	Maturity Date	Number of Properties Encumbered	Principal Amount Outstanding

Senior Unsecured Credit Facility

Deutsche Bank AG New York Branch
$225 Million Revolver	2.09% Variable	n/a	October 10, 2017	n/a	$110,000
$75 Million Term Loan	3.94% Fixed (2)	n/a	October 10, 2018	n/a	75,000
Total Senior Unsecured Credit Facility					185,000

Unsecured Term Loan

KeyBank National Association
Term Loan	2.14% Variable	n/a	April 7, 2022	n/a	140,000

Mortgage Loans

Voya (formerly known as ING Life Insurance and Annuity)	5.18% Fixed	20	March 1, 2019 (5)	10	42,776
	5.18% Fixed	20	March 1, 2019 (5)	(cross-collateralized and cross-defaulted with other Voya loans)	38,340
	5.18% Fixed	20	March 1, 2019 (5)	(cross-collateralized and cross-defaulted with other Voya loans)	24,726
	5.18% Fixed	20	March 1, 2019 (5)	(cross-collateralized and cross-defaulted with other Voya loans)	17,565
KeyBank National Association	4.46% Fixed	30	February 1, 2023	4	28,118
	4.52% Fixed	30	April 1, 2023	3	21,779
	4.30% Fixed	30	April 1, 2023	3	21,119
	4.95% Fixed	30	August 1, 2023	2	37,503
Bank of America Commercial Mortgage	6.41% Fixed	25	September 1, 2017	1	7,978
Merrill Lynch Mortgage Lending Inc.	6.38% Fixed	30	August 1, 2016	1	5,074
GE Capital Financial Inc.	5.39% Fixed	25	April 1, 2020	1	9,159
	5.39% Fixed	25	April 1, 2020	1	4,932
MetaBank	4.25% Fixed	20	August 1, 2018	1	6,916
Bank of Cascades	2.19% Variable	25	December 19, 2024	1	9,622
	4.30% Fixed	25	December 19, 2024	(cross-collateralized with other Bank of Cascades note)	9,622
Goldman Sachs	5.67% Fixed	25	July 6, 2016	2	13,549
Compass Bank	4.57% Fixed (3)	20	May 17, 2018 (4)	1	11,890
	2.59% Variable	25	May 6, 2020	3	24,171
General Electric Capital Corp.	5.39% Fixed	25	April 1, 2020	1	5,186
	5.39% Fixed	25	April 1, 2020	1	6,074
	4.82% Fixed	20	April 1, 2018	1	6,907
	5.03% Fixed	25	March 1, 2019 (4)	1	9,519
AIG	6.11% Fixed	20	January 1, 2016 (4)	1	12,480
Greenwich Capital Financial Products, Inc.	6.20% Fixed	30	January 6, 2016 (4)	1	22,398
Wells Fargo Bank, National Association	5.57% Fixed	25	January 1, 2016 (4)	1	5,862
U.S. Bank, NA	6.22% Fixed	30	November 1, 2016	1	17,271
	6.13% Fixed	25	November 11, 2021	1	11,633
	5.98% Fixed	30	March 8, 2016	1	12,871
Total Mortgage Loans				44	445,040

Total Debt				44	$770,040

(1)              The interest rates at September 30, 2015 above give effect to our use of interest rate derivatives, where applicable.

(2)              We entered into an interest rate derivative to effectively produce a fixed interest rate; however, the interest rate spread over LIBOR may change based upon our Leverage Ratio, as defined in the credit facility documents.

(3)              An interest rate derivative instrument effectively converts 85% of this loan to a fixed rate.

(4)              We repaid the outstanding balance of these loans subsequent to September 30, 2015.  There were no associated prepayment penalties.

(5)              March 1, 2019 represents the first call date for the specified loans.  The final maturity date is December 1, 2035.

Senior Unsecured Credit Facility

At September 30, 2015, we have a $300.0 million senior unsecured credit facility. Deutsche Bank AG New York Branch (“Deutsche Bank”) is the administrative agent and Deutsche Bank Securities Inc. is the sole lead arranger. The syndication of lenders includes Deutsche Bank, Bank of America, N.A., Royal Bank of Canada, Key Bank National Association, Regions Bank, Fifth Third Bank, Raymond James Bank, N.A., and U.S. Bank National Association. The Operating Partnership is the borrower. The Company and our existing and future subsidiaries that own or lease a hotel property that is included in the unencumbered borrowing base supporting the facility are required to guaranty this credit facility.

The senior unsecured credit facility is comprised of a $225.0 million revolving credit facility (the “$225 Million Revolver”) and a $75.0 million term loan (the “$75 Million Term Loan”). This credit facility has an accordion feature which will allow us to increase the commitments by an aggregate of $100.0 million on the $225 Million Revolver and the $75 Million Term Loan prior to October 10, 2017. The $225 Million Revolver will mature on October 10, 2017, but can be extended to October 10, 2018 at our option, subject to certain conditions. The $75 Million Term Loan will mature on October 10, 2018.

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

At September 30, 2015, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which we had $185.0 million borrowed and $115.0 million available to borrow.

At October 28, 2015, 44 of our unencumbered hotel properties are included in the borrowing base supporting the senior unsecured credit facility. Thus, none of these properties is available to be leveraged with other indebtedness while included in the borrowing base.  As indicated above, we plan to replace 15 hotel properties included in the ARCH Sale that are currently included in the credit facility borrowing base with unencumbered properties acquired through 1031 Exchanges related to the ARCH Sale.

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

Unencumbered Assets. This credit facility is unsecured; however, borrowings are limited by the value of hotel properties that qualify as unencumbered assets supporting this credit facility. At September 30, 2015, 46 of our hotel properties qualify as, and are deemed to be, unencumbered assets that support this credit facility. Among other conditions, unencumbered assets must not be subject to liens or security interests, and the owner and operating lessee of such unencumbered asset must execute a guaranty supplement pursuant to which the owner and operating lessee become subsidiary guarantors of the credit facility. In addition, hotel properties may be added to or removed from the unencumbered asset pool at any time so long as there is a minimum of 20 hotel properties in the unencumbered asset pool, the unencumbered assets meet certain diversity requirements (such as limits on concentrations in any particular market), and the then-current borrowings on the credit facility do not exceed the maximum available under the credit facility given the availability limitations described above. Further, to be eligible as an unencumbered asset, the hotel property must: be franchised with a nationally-recognized franchisor; satisfy certain ownership, management and operating lessee criteria; and not be subject to material defects, such as liens, title defects, environmental contamination and other standard lender criteria.

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

Outstanding borrowings on the 2015 Term Loan are limited by certain measures related to consolidated unsecured indebtedness of the Company, unencumbered adjusted net operating income, and the aggregate value of the unencumbered assets.  In addition, we are subject to certain financial and other covenants. Borrowings under the 2015 Term Loan are limited by the value of hotel assets that qualify as unencumbered assets. As of September 30, 2015, 46 of our hotel properties qualified as, and are deemed to be, unencumbered assets.

At October 28, 2015, 44 of our unencumbered hotel properties are included in the borrowing base supporting the senior unsecured credit facility. Thus, none of these properties is available to be leveraged with other indebtedness while included in the borrowing base.  As indicated above, we plan to replace 15 hotel properties included in the ARCH Sale that are currently included in the credit facility borrowing base with unencumbered properties acquired through 1031 Exchanges related to the ARCH Sale.

We are obligated to pay interest at the end of each selected interest period, but not less than quarterly, with all outstanding principal and accrued and unpaid interest due at the maturity of the loan. We have the right to repay all or any portion of the outstanding borrowings from time to time, subject to prepayment fees for the first two years of the term.  We pay interest on advances equal to the sum of LIBOR or the administrative agent’s prime rate and the applicable margin. We are currently paying interest at 2.14% based on LIBOR at September 30, 2015.

The 2015 Term Loan permits the Operating Partnership and the Company to maintain unsecured credit facilities with other lenders. Furthermore, the 2015 Term Loan permits us to use those assets included in the unencumbered asset pool as unencumbered assets for credit facilities with other lenders, provided that all financial and other covenants are maintained.

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

Mortgage Loans

At September 30, 2015, we had $660.0 million in secured and unsecured term loans outstanding.  Term loans totaling $445.0 million are secured primarily by first mortgage liens on certain hotel properties.

The ARCH Sale includes eight properties that served as collateral for two term loans with Voya Retirement Insurance and Annuity Company (“Voya”), formerly known as ING Life Insurance and Annuity, with a balance totaling $93.4 million at September 30, 2015.  To avoid significant yield maintenance costs associated with an early pay-off of the portion of these term loans related to the sale of the eight properties that are a part of the ARCH Sale, we have modified the term loans to substitute certain existing collateral with properties that are not part of the ARCH Sale.  The transaction was completed on September 24, 2015. We now have four term loans with Voya with an aggregate principal amount of $123.4 million, fixed interest rates of 5.18%, and a first call date of March 1, 2019 and a maturity date of December 1, 2035.  The loans are cross-collateralized and have cross-default provisions.  Debt issuance costs of $0.9 million were capitalized in connection with the transaction.

For additional information regarding our mortgage loans, please read our consolidated financial statements and related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.

At October 28, 2015, we had $394.8 million in outstanding indebtedness secured by first priority mortgage liens on 40 hotel properties.  We also had $155.0 million borrowed on our $300 million senior unsecured credit facility and $140.0 million borrowed on our 2015 Term Loan, both of which were supported by 44 hotel properties included in the credit facility borrowing bases.  In addition, we have two other hotels with a total of 306 guestrooms unencumbered by mortgage debt that are available to be used as collateral for future loans. One unencumbered hotel was owned at September 30, 2015 and the second unencumbered hotel was acquired on October 19, 2015.

Equity Transactions

On August 3, 2015, the Company, the Operating Partnership and Robert W. Baird & Co. Incorporated (“Baird”) entered into a sales agreement (the “Sales Agreement”), pursuant to which the Company may issue and sell from time to time up to $125.0 million in shares of its common stock through Baird, acting as agent or principal. In connection with entering into the new sales agreement with Baird, the Company notified each sales agent under its prior $75 million “at the market” offering program (Baird, Deutsche Bank Securities Inc., JMP Securities LLC, MLV & Co. LLC and RBC Capital Markets, LLC) of the Company’s intent to terminate each of the sales agreements relating to the prior program.  During the third quarter of 2015 and through October 28, 2015, we have not sold any shares pursuant to the Sales Agreement.

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

On October 1, 2015, 34,536 Common Units were tendered for redemption, which we redeemed for 34,536 shares of our common stock.

Capital Expenditures

During the nine months ended September 30, 2015, we spent $34.4 million on capital expenditures.  We anticipate spending a total of $6.6 million to $9.6 million on hotel property renovations in the remainder of 2015. We expect to fund these expenditures through a combination of cash provided by operations, working capital, borrowings under our $225 Million Revolver, or other potential sources of capital, to the extent available to us.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at September 30, 2015 (dollars in thousands):

	Payments Due By Period
	Total	Less than One Year (4)	One to Three Years	Four to Five Years	More than Five Years

Debt obligations (1)	$942,374	$110,258	$221,061	$177,186	$433,869
Operating lease obligations (2)	113,261	1,265	2,464	2,305	107,227
Purchase obligations (3)	4,940	4,940	—	—	—
Total	$1,060,575	$116,463	$223,525	$179,491	$541,096

(1)         Amounts shown include amortization of principal, maturities, and estimated interest payments. Interest payments on our variable rate debt have been estimated using the interest rates in effect at September 30, 2015, after giving effect to our interest rate swaps.  Amounts shown exclude repayment of borrowings drawn on the $225 Million Revolver after September 30, 2015.

(2)         Amounts primarily represent ground leases and corporate office leases.

(3)         Amount represents purchase orders and executed contracts for renovation projects at our hotel properties.

(4)         Balances include amounts through September 30, 2016.

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

At September 30, 2015, we were party to four interest rate derivative agreements, with a total notional amount of $102.0 million, where we receive variable-rate payments in exchange for making fixed-rate payments. These agreements are accounted for as cash flow hedges and have a termination value of $3.1 million.  On October 13, 2015, we settled three of the outstanding interest rate swaps with a total September 30, 2015 notional value of $27.0 million for $0.3 million.

At September 30, 2015, after giving effect to our interest rate derivative agreements, $484.5 million, or 62.9%, of our debt had fixed interest rates and $285.6 million, or 37.1%, had variable interest rates.  At December 31, 2014, after giving effect to our interest rate derivative agreements, $465.2 million, or 74.3%, of our debt had fixed interest rates and $161.3 million, or 25.7%, had variable interest rates. Assuming no increase in the level of our variable rate debt outstanding as of September 30, 2015, if interest rates increased by 1.0% then our cash flow would decrease by approximately $2.9 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years.  At September 30, 2015, we have no other mortgage debts maturing in 2015.  We have scheduled principal debt payments in the next twelve months totaling $82.2 million, of which $81.4 million has fixed interest rates.

Item 4.                     Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2015, we had a change in our internal control over financial reporting that occurred as a result of our implementation of a new enterprise resource planning, or ERP, system that has significantly affected, or is reasonably likely to significantly affect, our internal control over financial reporting.

The introduction of our new ERP system resulted in changes to many of our financial reporting controls and procedures. Such changes were identified and planned prior to their introduction into our internal controls over financial reporting. Following implementation, these new controls are being validated according to our established processes. The integration of the ERP system and related workflow changes will continue throughout 2015 and may result in further changes to our financial reporting controls and procedures.

There were no other changes in our internal control over financial reporting during the three month period covered by this Quarterly Report on Form 10-Q, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2015, we issued an aggregate of 18,504 shares of common stock to certain limited partners of our operating partnership upon the redemption from these limited partners of an equivalent number of common units of the limited partnership.  Subsequent to the end of the third quarter of 2015, we issued an additional 22,399 shares of common stock on October 1, 2015 to other limited partners of our operating partnership upon the redemption from these limited partners of an equivalent number of common units of the limited partnership.  Based on representations and warranties received by the Company from these limited partners regarding their financial sophistication, we issued these shares of common stock in private placements exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act.

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

5.1

Opinion of Venable LLP, dated August 3, 2015, regarding the legality of the shares of common stock of Summit Hotel Properties, Inc. being offered and sold from time to time pursuant to the Sales Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q (incorporated by reference to Exhibit 5.1 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 3, 2015).

8.1

Opinion of Hunton & Williams LLP, dated August 3, 2015, regarding certain tax matters in connection with the shares of common stock of Summit Hotel Properties, Inc. being offered and sold from time to time pursuant to the Sales Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q (incorporated by reference to Exhibit 8.1 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 3, 2015).

10.1

Sales Agreement, dated as of August 3, 2015, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Robert W. Baird & Co. Incorporated (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 3, 2015).

10.2	Kerry W. Boekelheide’s resignation letter, dated July 30, 2015 (incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 3, 2015).
10.3

Severance and Release Agreement, dated July 30, 2015, between Summit Hotel Properties, Inc. and Kerry W. Boekelheide (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 3, 2015).

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: November 2, 2015	By:	/s/ Greg A. Dowell
Greg A. Dowell Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

5.1

Opinion of Venable LLP, dated August 3, 2015, regarding the legality of the shares of common stock of Summit Hotel Properties, Inc. being offered and sold from time to time pursuant to the Sales Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q (incorporated by reference to Exhibit 5.1 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 3, 2015).

8.1

Opinion of Hunton & Williams LLP, dated August 3, 2015, regarding certain tax matters in connection with the shares of common stock of Summit Hotel Properties, Inc. being offered and sold from time to time pursuant to the Sales Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q (incorporated by reference to Exhibit 8.1 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 3, 2015).

10.1

Sales Agreement, dated as of August 3, 2015, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Robert W. Baird & Co. Incorporated (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 3, 2015).

10.2	Kerry W. Boekelheide’s resignation letter, dated July 30, 2015 (incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 3, 2015).
10.3

Severance and Release Agreement, dated July 30, 2015, between Summit Hotel Properties, Inc. and Kerry W. Boekelheide (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 3, 2015).

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