Form 10-K
period 2015-12-31
Summit Hotel Properties, Inc.
filed 2016-02-24
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant’s as of June 30, 2015 was $1,093,788,481 based on the closing sale price of the registrant’s common stock on the New York Stock Exchange as of June 30, 2015.

As of February 19, 2016 the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 86,794,013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A for its 2016 annual meeting of stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, are incorporated herein by reference into Part III, Items 10, 11, 12, 13 and 14.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2015

SUMMIT HOTEL PROPERTIES, INC.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “forecast,” “project,” “potential,” “continue,” “likely,” “will,” “would” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•                  financing risks, including the risk of leverage and the corresponding risk of default on our existing indebtedness and potential inability to refinance or extend the maturity of our existing indebtedness as well as the risk of default by borrowers to which we lend or provide seller financing;

•                  national, regional and local economic conditions;

•                  levels of spending in the business, travel and leisure industries, as well as consumer confidence;

•                  adverse changes in, or declining rates of growth with respect to, occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) and other hotel operating metrics;

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

•                  risks associated with potential hotel acquisitions, including the ability to ramp up and stabilize newly acquired hotels with limited or no operating history or that require substantial amounts of capital improvements for us to earn stabilized economic returns consistent with our expectations at the time of acquisition, and risks associated with dispositions of hotel properties, including our ability to successfully complete the sale of hotel properties currently under contract to be sold, including the risk that the purchaser may not have access to the capital needed to complete the sale;

•                  the recognition of taxable gains from the sale of hotel properties as a result of the inability to complete certain like-kind exchanges in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (the “IRC”)

•                  availability of and our ability to retain qualified personnel;

•                  our failure to maintain our qualification as a real estate investment trust (“REIT”) under the IRC;

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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering (“IPO”) in February 2011. We focus on owning premium-branded, select-service hotels in the Upscale and Upper-midscale segments of the U.S. lodging industry, as these segments are currently defined by Smith Travel Research (“STR”).

At December 31, 2015, our portfolio consisted of 87 hotels with a total of 11,420 guestrooms located in 24 states, including one hotel held by a Qualified Intermediary to complete a reverse like-kind exchange under Section 1031 of the IRC (“1031 Exchange”) as further described under Item 2.–“Properties – Our Portfolio.”  As of December 31, 2015, 86.1% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 94.5% were located within the top 100 MSAs and 97.3% of our hotel guestrooms operate under premium franchise brands owned by Marriott International, Inc. (“Marriott”) (Courtyard by Marriott®, Residence Inn by Marriott®, SpringHill Suites by Marriott® and Fairfield Inn and Suites by Marriott®), Hilton Worldwide (“Hilton”) (DoubleTree by Hilton®, Hampton Inn®, Hampton Inn & Suites®, Homewood Suites® and Hilton Garden Inn®), Intercontinental Hotel Group (“IHG”) (Holiday Inn®, Holiday Inn Express®, Holiday Inn Express and Suites®, Hotel Indigo® and Staybridge Suites®) and an affiliate of Hyatt Hotels Corporation (“Hyatt”) (Hyatt House® and Hyatt Place®).  Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

Substantially all of our assets are held by, and all of our operations are conducted through our operating partnership, Summit Hotel OP, LP (the “Operating Partnership”). Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At December 31, 2015, we owned, directly and indirectly, approximately 99% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding Series A, Series B and Series C preferred units of limited partnership interest (“Preferred Units”). Pursuant to the Operating Partnership’s partnership agreement, we have full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership, including the ability to cause the Operating Partnership to enter into certain major transactions including acquisitions, dispositions and refinancings, to make distributions to partners and to cause changes in the Operating Partnership’s business activities.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011.  To qualify as a REIT, we cannot operate or manage our hotels.  Accordingly, we lease substantially all of our hotels to wholly-owned subsidiaries (our “TRS lessees”) of Summit Hotel TRS, Inc., our taxable REIT subsidiary.  All of our hotels are operated pursuant to hotel management agreements between our TRS lessees and professional third-party hotel management companies that are not affiliated with us.  We have one reportable segment as defined by generally accepted accounting principles (“GAAP”).

Our corporate offices are located at 12600 Hill Country Boulevard, Suite R-100, Austin, TX 78738.  Our telephone number is (512) 538-2300.  Our website is www.shpreit.com.  The information contained on, or accessible through, our website is not incorporated by reference into this report and should not be considered a part of this report.

Business Strategy

Our strategy focuses on increasing the cash flow of our portfolio through transformation of our portfolio, or capital recycling, by selling assets with lower operating margins and RevPAR growth opportunities and purchasing assets with higher operating margins and RevPAR growth opportunities, focused asset management, targeted capital investment and strategic acquisitions. Our primary objective is to enhance stockholder value over time by generating strong risk-adjusted returns for our stockholders. The key elements of our strategy that we believe will allow us to create long-term value are as follows:

Focus on Premium-Branded, Select-Service Hotels. We focus on hotels in the Upscale and Upper-midscale segments of the lodging industry. We believe that our focus on these segments provides us the opportunity to achieve strong risk-adjusted returns across multiple lodging cycles for several reasons, including:

•                  RevPAR Growth.  We believe our hotels will continue to experience meaningful revenue growth to the extent lodging industry fundamentals continue their positive cyclical trend.  In the January 2016 publication of “PwC Hospitality Directions,” PricewaterhouseCoopers, LLP projects U.S. RevPAR growth increases in 2016 for Upscale hotels and Upper-midscale hotels of 4.7% and 5.4%, respectively.

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

Capitalize on Investments in Our Hotels.  We strongly believe in investing in our properties to enable them to be performance leaders in their respective markets.  Since the completion of our IPO in February 2011 and through December 31, 2015, we have invested $195.7 million in capital improvements to the hotels in our portfolio, including the 65 hotels in our portfolio at the time of our IPO and the 56 hotels we have acquired since our IPO and through December 31, 2015.  We believe these investments produce attractive returns, and we intend to continue to use available capital to upgrade our hotels through strategic renovation and through brand-required hotel property improvement plans.

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

Strategic Hotel Sales (Capital Recycling Program).  We seek to maximize the cash flow of our portfolio and our return on invested capital.  We periodically review our hotels to determine if any significant changes to area markets or our hotels have occurred or are anticipated to occur that would warrant the sale of a hotel.  We intend to continue to pursue a disciplined capital allocation strategy designed to maximize the value of our investments by selectively selling hotel properties that we believe are no longer consistent with our investment strategy or whose returns on invested capital appear to have been maximized. To the extent that we sell hotel properties, we intend to redeploy the capital into acquisition and capital investment opportunities that we believe have the potential to generate significant improvements in RevPAR and earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a result of our proactive asset management approach and by investing in our hotels in an effort to enhance their quality and attractiveness, increase their long-term value and generate more favorable returns on our invested capital.

Selectively Develop Hotels.  We seek to identify attractive opportunities to partner on a selective basis with experienced hotel developers to acquire, upon completion, newly constructed hotels that meet our acquisition criteria.  We will consider unique opportunities to develop hotels utilizing our own resources if and when circumstances warrant.

Our Financing Strategy

We rely on cash flows from operations, unsecured and secured indebtedness, proceeds from the issuance of our securities and our disciplined capital recycling program to finance our business.  While the ratio will vary from time to time, we generally intend to limit our ratio of indebtedness to EBITDA to no more than six to one.  For purposes of calculating this ratio, we exclude preferred stock from indebtedness.  During 2015, we financed our long-term growth with borrowings under our unsecured credit facility and unsecured term loan and with secured mortgage debt having staggered maturities, and intend to continue to do so in the future. Our debt includes, and may include in the future, mortgage debt secured by hotels and unsecured debt.  As of December 31, 2015, we had $677.1 million in outstanding indebtedness.

When purchasing hotel properties, the Operating Partnership may issue Common Units or Preferred Units as full or partial consideration to sellers who may desire to take advantage of tax deferral on the sale of a property or participate in the potential appreciation in the value of our common stock.

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

The lodging industry is highly competitive. Our hotels compete with other hotels for guests in their respective markets based on a number of factors, including location, convenience, brand affiliation, quality of the physical condition of the hotel, guestroom rates, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels. Competition could adversely affect our occupancy rates, our average daily rates (“ADR”) and our RevPAR, and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may reduce our profitability.

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

Tax Status

We elected to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the IRC relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our stock. We believe that we have been organized and have operated in conformity with the requirements for qualification as a REIT under the IRC and that our current and intended manner of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT for federal income tax purposes.

In order for the income from our hotel operations to constitute “rents from real property” for purposes of the gross income tests required for REIT qualification, we cannot directly operate any of our hotel properties.  Accordingly, we lease substantially all of our hotels to our current TRS lessees, which are wholly-owned subsidiaries of Summit Hotel TRS, Inc. (our “TRS”).  Our TRS is a “taxable REIT subsidiary,” or TRS, which is a corporate subsidiary of a REIT that jointly elects with the REIT to be treated as a TRS of the REIT and that pays federal income tax at regular corporate rates on its taxable income. We will lease newly acquired hotels to our existing TRS or additional TRSs in the future.  Our TRS lessees pay rent to us that will qualify as “rents from real property,” provided that the TRS lessees engage “eligible independent contractors” to manage our hotels.  All of our hotels are operated pursuant to hotel management agreements with third-party professional hotel management companies.  We believe each of the third-party managers qualifies as an “eligible independent contractor” under the IRC.

As a REIT, we generally will not be subject to federal income tax on our REIT taxable income that we distribute to our stockholders.  Under the IRC, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, which does not necessarily equal net income as calculated in accordance with GAAP.  If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we will be unable to re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT, unless we satisfy certain relief provisions.  Even if we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income.  We may also be subject to prohibited transaction tax on any dealer sales of property and excise taxes on predetermined rents.  Additionally, any income earned by our TRS will be fully subject to federal, state and local corporate income tax.

Employees

As of February 19, 2016, we employ 40 full-time employees. The staff at our hotels are employed by our third-party hotel managers.

Available Information

Our Internet website is located at www.shpreit.com. Copies of the charters of the committees of our board of directors, our code of business conduct and ethics and our corporate governance guidelines are available on our website. All reports that we have filed with the Securities and Exchange Commission (“SEC”) including this Annual Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, can be obtained free of charge from the SEC’s website at www.sec.gov or through our website. In addition, all reports filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549-1090. Further information regarding the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330.  The information contained on, or accessible through the SEC’s website or our website is not incorporated by reference into this report and should not be considered a part of this report.

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

Risks Related to Our Business

Our business strategy includes achieving revenue and net income growth from anticipated increases in demand for hotel guestrooms —general economic setbacks could adversely affect our future results of operations and our growth prospects.

Our business strategy includes achieving continued revenue and net income growth from anticipated improvement in demand for hotel guestrooms as the economy continues to grow. We, however, cannot provide any assurances that demand for hotel guestrooms will increase from current levels, or the time or extent of any demand growth that we do experience. If demand does not continue to increase as the economy grows, or if there is a setback in the general economy resulting in weakening demand, our operating results and growth prospects could be adversely affected. As a result, any slowdown in economic growth or a new economic downturn could adversely affect our future results of operations and our growth prospects.

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

The sale of certain hotel properties could result in significant tax liabilities unless we are able to defer the taxable gain through 1031 Exchanges.

In general, we structure asset sales for possible inclusion in like-kind exchanges within the meaning of Section 1031 of the IRC. The ability to complete a like-kind exchange depends on many factors, including, among others, identifying and acquiring suitable replacement property within limited time periods, and the ownership structure of the properties being sold and acquired.  Therefore, we are not always able to sell an asset as part of a like-kind exchange. When successful, a like-kind exchange enables us to defer the taxable gain on the asset sold. If we cannot defer the taxable gain resulting from the sales of certain hotel properties, our business, financial condition, results of operations and cash flow, the market price per share of our common stock and our ability to satisfy our debt service obligations and make distributions to our stockholders could be materially and adversely affected.

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

•                  market conditions may result in lower than expected occupancy and guestroom rates;

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

As of December 31, 2015, Interstate Management Company, LLC (“Interstate”) or its affiliate managed 48 of our 87 hotels.  Thus, a substantial portion of our revenues is generated by hotels managed by Interstate.  This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more diversified among several hotel management companies. Any adverse developments in Interstate’s business and affairs, financial strength or ability to operate our hotels efficiently and effectively could have a material adverse effect on our results of operations. We cannot provide assurance that Interstate will satisfy its obligations to us or effectively and efficiently operate our hotel properties. The failure or inability of Interstate to satisfy its obligations to us or effectively and efficiently operate our hotel properties could materially reduce our revenue and net income, which could in turn reduce the amount of our distributable cash and cause the market price per share of our stock to decline.

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

To qualify as a REIT under the IRC, we are required, among other things, to distribute each year to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. Because of this distribution requirement, we may not be able to fund, from cash retained from operations, all of our future capital needs, including capital needed to make investments and to satisfy or refinance maturing obligations.

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

The agreements governing our indebtedness contain covenants that place restrictions on us and our subsidiaries. These covenants may restrict, among other activities, our and our subsidiaries’ ability to:

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

Except for the borrowings under our unsecured credit facilities, all of our other long-term debt existing as of December 31, 2015 is secured by mortgages on our hotel properties and related assets. In addition, the borrowings under our unsecured credit facilities are subject to us maintaining a borrowing base of unencumbered hotel assets. Incurring mortgages and other secured debt obligations increases our risk of property losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the hotels securing such loans. If we are in default under a cross-defaulted mortgage loan, we could lose multiple hotels to foreclosure. For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the IRC. We may assume or incur new mortgage indebtedness on the hotels in our portfolio or hotels that we acquire in the future. Any default under any one of our mortgage debt obligations may increase the risk of our default on our other indebtedness.

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

We have entered into an interest rate swap having an aggregate notional amount of $75.0 million at December 31, 2015 to hedge against interest rate increases on certain of our outstanding variable-rate indebtedness. In the future, we may manage our exposure to interest rate volatility by using hedging arrangements, such as interest rate swaps and interest rate caps. This agreement involves the risk that the arrangement may fail to protect or adversely affect us because, among other things:

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

Actions by organized labor could have a material adverse effect on our business.

We believe that unions are generally becoming more aggressive about organizing workers at hotels in certain locations.  If the workers employed by the third-party hotel management companies that manage our hotels unionize in the future, potential labor activities at any affected hotel could significantly increase the administrative, labor and legal expenses of the third-party hotel management company that we have engaged to manage that hotel and could reduce the profits that we receive. If hotels in our portfolio are unionized, this could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

The lodging industry is highly competitive. Our hotels compete with other hotels for guests in each market in which our hotels operate based on a number of factors, including location, convenience, brand affiliation, guestroom rates, range of services and guest amenities or accommodations offered and quality of customer service. Competition will often be specific to the individual markets in which our hotels are located and includes competition from existing and new hotels. Our competitors may have an operating model that enables them to offer guestrooms at lower rates than we can, which could result in our competitors increasing their occupancy at our expense. Competition could adversely affect our occupancy, ADR and RevPAR, and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which could reduce our profitability and could materially and adversely affect our results of operations.

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

•                  increases in operating costs, including increased real estate and personal property taxes, due to inflation and other factors that may not be offset by increased guestroom rates;

•                  potential increases in labor costs at our hotels, including as a result of unionization of the labor force and increasing health care insurance expense;

•                  adverse effects of international, national, regional and local economic and market conditions;

•                  changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances; and

•                  events beyond our control, such as instability in the national, European or global economy, terrorist attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), zika virus avian bird flu, Ebola and SARS, travel-related environmental concerns including water contamination and air pollution, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities and travel-related accidents and unusual weather patterns, including natural disasters such as hurricanes.

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

Our hotel guestrooms are likely to be booked through Internet travel intermediaries, including, but not limited to Travelocity.com, Expedia.com and Priceline.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced guestroom rates or other significant contract concessions from our management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel guestrooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our hotels are franchised. If the amount of sales made through Internet intermediaries increases significantly, guestroom revenue may flatten or decrease and our profitability may be adversely affected.

Competition in the markets where we own hotels may adversely affect our results of operations.

The hotel industry is highly competitive. Each of our hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the immediate vicinity of our hotels and secondarily with other hotels in the geographic markets in which our hotels are located. We also compete with numerous owners and operators of vacation ownership resorts, as well as alternative lodging companies, such as HomeAway and Airbnb, which operate websites that market available furnished, privately-owned residential properties, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis.  An increase in the number of competitive hotels, vacation ownership resorts and alternative lodging arrangements in a particular area could have a material adverse effect on the occupancy, ADR and RevPAR of our hotels in that area.

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

Risks Related to the Real Estate Industry and Real Estate-Related Investments

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our hotels or to adjust our portfolio in response to changes in economic and other conditions and therefore, may harm our financial condition.

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

Risks Related to Our Organization and Structure

Our fiduciary duties as the general partner of our operating partnership could create conflicts of interest.

We, through our wholly-owned subsidiary that serves as the sole general partner of our operating partnership, have fiduciary duties to our operating partnership’s limited partners, the discharge of which may conflict with the interests of our stockholders. The limited partners of our operating partnership have agreed for so long as we own a controlling interest in our operating partnership that, in the event of a conflict between the duties owed by our directors to our company and the duties that we owe, in our capacity as the sole general partner of our operating partnership, to the limited partners, our directors must give priority to the interests of our stockholders. In addition, those persons holding Common Units have the right to vote on certain amendments to the limited partnership agreement (which require approval by a majority interest of the limited partners, including us) and individually

Table of Contents`

to approve certain amendments that would adversely affect their rights, as well as the right to vote on mergers and consolidations of the general partner or us in certain limited circumstances. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we cannot adversely affect the limited partners’ rights to receive distributions, as set forth in the limited partnership agreement, without their consent, even though modifying such rights might be in the best interest of our stockholders generally.

Provisions of our charter may limit the ability of a third-party to acquire control of us by authorizing our board of directors to issue additional securities.

Our board of directors may, without stockholder approval, amend our charter to increase or decrease the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue and to classify or reclassify any unissued shares of common stock or preferred stock, and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may authorize the issuance of additional shares or establish a series of common or preferred stock that may have the effect of delaying or preventing a change in control of our company, including transactions at a premium over the market price of our shares, even if stockholders believe that a change in control is in their interest. These provisions, along with the restrictions on ownership and transfer contained in our charter and certain provisions of Maryland law described below, could discourage unsolicited acquisition proposals or make it more difficult for a third-party to gain control of us, which could adversely affect the market price of our securities.

Provisions of Maryland law may limit the ability of a third-party to acquire control of us by requiring our board of directors or stockholders to approve proposals to acquire our company or effect a change in control.

Certain provisions of the Maryland General Corporation Law (the “MGCL”) applicable to Maryland corporations may have the effect of inhibiting a third-party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including “business combination” and “control share” provisions.

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

We own approximately 99% of the Common Units in the Operating Partnership, all of the issued and outstanding 9.25% Series A Cumulative Redeemable Preferred Units of the Operating Partnership (“Series A Preferred Units”), all of the issued and outstanding 7.875% Series B Cumulative Redeemable Preferred Units of the Operating Partnership (“Series B Preferred Units”), and all of the issued and outstanding 7.125% Series C Cumulative Redeemable Preferred Units of the Operating Partnership (“Series C Preferred Units,” the Series C Preferred Units, Series B Preferred Units and Series A Preferred Units collectively referred to as “Preferred Units”).  Any future issuances by our operating partnership of additional Common Units or Preferred Units could reduce our ownership percentage in our operating partnership. Because our common stockholders do not directly own any Common Units or Preferred Units, they will not have any voting rights with respect to any such issuances or other partnership-level activities of the Operating Partnership.

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

Subject to the preferential rights of the holders of our Series A, Series B and Series C preferred stock and any other class or series of our stock that are senior to our common stock with respect to distribution rights, we intend to make quarterly distributions to holders of our common stock. Distributions declared by us will be authorized by our board of directors in its sole discretion out of funds legally available for distribution and will depend upon a number of factors, including restrictions under applicable law and the capital requirements of our company. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, the requirements for qualification as a REIT, restrictions under applicable law and other factors as our board of directors may deem relevant from time to time. We may be required to fund distributions from working capital, borrowings under our unsecured revolving credit facility, proceeds of future stock offerings or a sale of assets to the extent distributions exceed earnings or cash flows from operations. Funding distributions from working capital would restrict our operations. If we borrow from the unsecured revolving credit facility to pay distributions, we would be more limited in our ability to execute our strategy of using that unsecured revolving credit facility to fund acquisitions. Finally, selling assets may require us to dispose of assets at a time or in a manner that is not consistent with our disposition strategy. If we borrow to fund distributions, our leverage ratios and future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. We may not be able to make distributions in the future. In addition, some of our distributions may be considered a return of capital for income tax purposes. If we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.

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

Sales of substantial amounts of shares of our common stock or preferred stock in the public market, or upon exchange of Common Units or exercise of any equity awards, or the perception that such sales might occur, could adversely affect the market price of our common stock and preferred stock. As of February 19, 2016, a total of 484,979 Common Units are redeemable and could be converted into shares of our common stock and sold into the public market. The exchange of Common Units for common stock, the vesting of any equity-based awards granted to certain directors, executive officers and other employees under the 2011 Equity Incentive Plan which was amended and restated effective June 15, 2015 (as amended and restated, the “Equity Plan”), the issuance of our common stock or Common Units in connection with hotel, portfolio or business acquisitions and other issuances of our common stock or Common Units could have an adverse effect on the market price of the shares of our common stock.

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

•                  if our existing or future hotel management companies do not qualify as “eligible independent contractors” or if our hotels are not “qualified lodging facilities,” as required by federal income tax law; or

•                  if we fail to meet any of the required annual REIT qualifications.

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

We intend to operate in a manner so as to qualify as a REIT for federal income tax purposes. To qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% non-deductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the IRC.

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

If our current hotel management companies, or any other hotel management companies that we may engage in the future do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” we will fail to qualify as a REIT.

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

Finally, each property with respect to which our TRS lessees pay rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. As of the date hereof, we believe that the properties that are leased to our TRS lessees and the property that is owned by a wholly-owned subsidiary of our TRS are qualified lodging facilities. Although we intend to monitor future acquisitions and improvements of properties, REIT provisions of the IRC provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied.

Our ownership of our TRS is subject to limitations and our transactions with our TRS could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the IRC limits the deductibility of interest paid or accrued by a TRS to its parent REIT to provide assurance that the TRS is subject to an appropriate level of corporate taxation. The IRC also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. The 100% tax would apply, for example, to the extent that we were found to have charged our TRS lessees rent in excess of an arm’s-length rent.  We monitor the value of our investment in our TRS for the purpose of ensuring compliance with TRS ownership limitations and structure our transactions with our TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% (20% for taxable years beginning after December 31, 2017) TRS limitations or to avoid application of the 100% excise tax.

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

The stock ownership restrictions of the IRC for REITs and the 9.8% stock ownership limit in our charter may inhibit market activity in our capital stock and restrict our business combination opportunities.

To qualify as a REIT for each taxable year, five or fewer individuals, as defined in the IRC, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the IRC determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year for each taxable year. To help insure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock.

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

If the IRS determines that certain payments we have received in the nature of liquidated damages may not be ignored for purposes of the gross income tests applicable to REITs, we may fail to qualify as a REIT.

In connection with our purchases and sales of properties, we have received payments in the nature of liquidated damages.  In December 2015, we were entitled to retain as liquidated damages a $9.1 million escrow payment upon the termination of a purchase and sale agreement with American Realty Capital Hospitality Portfolio SMT, LLC, an affiliate of ARCH for the sale of ten hotel properties and we may be entitled to retain as liquidated damages a $7.5 million escrow payment upon termination of this agreement in the event of a default by the ARCH affiliate in accordance with the reinstatement of the terminated agreement in February 2016.  The IRC does not specify the treatment of litigation settlements and liquidated damages for purposes of the gross income tests applicable to REITs.  The IRS has issued private letter rulings to other taxpayers ruling that such payments will be ignored for purposes of the gross income tests.  A private letter ruling can be relied upon only by the taxpayer to whom it was issued.  If the $9.1 million payment was treated as nonqualifying income, we would have failed the 95% gross income test applicable to REITs for 2015.  Based on the IRS’s private letters rulings and the advice of our tax advisors, we believe the $9.1 million payment should be ignored for purposes of the gross income tests.  No assurance can be provided that the IRS will not successfully challenge that position.  In the event of a successful challenge, we believe that we would be able to maintain our REIT status if we qualified to use a REIT “savings clause” and paid the required penalty.

Item 1B.                        Unresolved Staff Comments.

None.

Item 2.                                 Properties.

Our Portfolio

A list of our hotel properties as of December 31, 2015 is included in the table below.  According to STR’s current chain scales, as of December 31, 2015, 61 of our hotel properties with 8,271 guestrooms were categorized as Upscale hotels and 26 of our hotel properties with 3,149 guestrooms were categorized as Upper-midscale hotels. At December 31, 2015, legal title to one of our hotels was held by a Qualified Intermediary (a “Parked Asset”) pending completion of a reverse 1031 Exchange in connection with certain properties that were under contract for sale (the “ARCH Sale”) to affiliates of American Capital Realty Hospitality Trust, Inc. (“ARCH”). See Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Hotel Property Portfolio Activity — Other Hotel Property Investment Activities.”  We sold six assets to ARCH pursuant to the ARCH Sale on February 11, 2016 and completed the reverse 1031 Exchange whereby legal title to the Parked Asset was transferred from the Qualified Intermediary to us.  While a hotel is a Parked Asset, we retain essentially all of the legal and economic benefits and obligations related to the Parked Asset.  As such, the Parked Asset is consolidated as a variable interest entity (“VIE”) in our Consolidated Balance Sheet at December 31, 2015 and the operating results of the Parked Asset are consolidated in our Consolidated Statement of Operations for the year then ended.  Hotel information for the year ended December 31, 2015 is as follows:

Franchise/Brand	Location	Number of Guestrooms

Marriott
Courtyard by Marriott (1)	Phoenix (Scottsdale), AZ	153
Courtyard by Marriott (2) (3)	Atlanta, GA	150
Courtyard by Marriott (1)	Indianapolis, IN	297
Courtyard by Marriott (1)	New Orleans (Metairie), LA	153
Courtyard by Marriott (3)	New Orleans (Convention), LA	202
Courtyard by Marriott (3)	New Orleans (French Quarter), LA	140
Courtyard by Marriott (3) (8)	Jackson, MS	117
Courtyard by Marriott (3) (8)	Memphis (Germantown), TN	93
Courtyard by Marriott (3)	Dallas (Arlington), TX	103
Courtyard by Marriott (3) (8)	El Paso, TX	90
Courtyard by Marriott (3) (6)	Atlanta (Decatur), GA	179
Fairfield Inn & Suites by Marriott (3) (7)	Denver, CO	160
Fairfield Inn & Suites by Marriott (1)	Louisville, KY	140
Fairfield Inn & Suites by Marriott (3) (8)	Memphis (Germantown), TN	80
Fairfield Inn & Suites by Marriott (3)	Dallas (Fort Worth), TX	70
Fairfield Inn & Suites by Marriott (3) (7)	Seattle (Bellevue), WA	144
Fairfield Inn & Suites by Marriott (3) (7)	Spokane, WA	84
Residence Inn by Marriott (1)	New Orleans (Metairie), LA	120
Residence Inn by Marriott (3) (8)	Jackson (Ridgeland), MS	100
Residence Inn by Marriott (1) (4)	Portland, OR	124
Residence Inn by Marriott (3) (8)	Memphis (Germantown), TN	78
Residence Inn by Marriott (3)	Dallas (Arlington), TX	96
Residence Inn by Marriott (3)	Salt Lake City, UT	189
Residence Inn by Marriott (3)	Branchburg, NJ	101
Residence Inn by Marriott (3) (4)	Hunt Valley, MD	141
SpringHill Suites by Marriott (1)	Phoenix (Scottsdale), AZ	121
SpringHill Suites by Marriott (1) (7)	Denver, CO	124
SpringHill Suites by Marriott (1)	Indianapolis, IN	156
SpringHill Suites by Marriott (1)	Louisville, KY	198
SpringHill Suites by Marriott (3)	New Orleans, LA	208
SpringHill Suites by Marriott (1)	Minneapolis (Bloomington), MN	113
SpringHill Suites by Marriott (3)	Nashville, TN	78
Total Marriott (32 hotel properties)		4,302

Hilton
DoubleTree (3)	San Francisco, CA	210
Hampton Inn (3) (7)	Fort Collins, CO	75
Hampton Inn (3)	Provo, UT	87
Hampton Inn (1)	Santa Barbara (Goleta), CA	101
Hampton Inn (3)	Boston (Norwood), MA	139
Hampton Inn & Suites (3) (4)	Austin, TX	209
Hampton Inn & Suites (1)	Ventura (Camarillo), CA	116
Hampton Inn & Suites (1)	San Diego (Poway), CA	108
Hampton Inn & Suites (1)	Tampa (Ybor City), FL	138
Hampton Inn & Suites (1)	Minneapolis (Bloomington), MN	146
Hampton Inn & Suites (1)	Nashville (Smyrna), TN	83
Hampton Inn & Suites (1)	Dallas (Fort Worth), TX	105
Hampton Inn & Suites (3)	Minneapolis, MN	211
Hilton Garden Inn (1)	Houston (Energy Corridor), TX	182
Hilton Garden Inn (1) (4)	Houston (Galleria), TX	190
Hilton Garden Inn (1)	Birmingham, AL	130
Hilton Garden Inn (1)	Birmingham, AL	95
Hilton Garden Inn (3) (7)	Fort Collins, CO	120
Hilton Garden Inn (1)	Atlanta (Duluth), GA	122
Hilton Garden Inn (3)	Minneapolis (Eden Prairie), MN	97
Hilton Garden Inn (1)	Greenville, SC	120
Hilton Garden Inn (1)	Nashville (Smyrna), TN	112
Hilton Garden Inn (1)	Dallas (Fort Worth), TX	98
Homewood Suites (3) (8)	Jackson (Ridgeland), MS	91
Total Hilton (24 hotel properties)		3,085

Franchise/Brand	Location	Number of Guestrooms

Hyatt
Hyatt House (1)	Denver (Englewood), CO	135
Hyatt House (3)	Miami, FL	156
Hyatt Place (3)	Phoenix, AZ	127
Hyatt Place (1)	Phoenix (Scottsdale), AZ	126
Hyatt Place (1)	Denver (Englewood), CO	126
Hyatt Place (1)	Denver (Lone Tree), CO	127
Hyatt Place (3)	Fort Myers, FL	148
Hyatt Place (1)	Orlando (Convention), FL	150
Hyatt Place (1)	Orlando (Universal), FL	150
Hyatt Place (1)	Atlanta, GA	150
Hyatt Place (1)	Chicago (Hoffman Estates), IL	126
Hyatt Place (1)	Chicago (Lombard), IL	151
Hyatt Place (1)	Baltimore (Owing Mills), MD	123
Hyatt Place (3)	Minneapolis, MN	213
Hyatt Place (3) (5)	Long Island (Garden City), NY	122
Hyatt Place (3) (4)	Portland, OR	136
Hyatt Place (1)	Dallas (Arlington), TX	127
Hyatt Place (3)	Dallas (Las Colinas), TX	122
Total Hyatt (18 hotel properties)		2,515

IHG
Holiday Inn (3) (4)	Atlanta (Duluth), GA	143
Holiday Inn Express (3) (8)	Chicago (Vernon Hills), IL	119
Holiday Inn Express (3)	Charleston, WV	66
Holiday Inn Express & Suites (3)	San Francisco, CA	252
Holiday Inn Express & Suites (3)	Minneapolis (Minnetonka), MN	93
Holiday Inn Express & Suites (3)	Dallas (Las Colinas), TX	128
Holiday Inn Express & Suites (1)	Salt Lake City (Sandy), UT	88
Staybridge Suites (3)	Denver (Glendale), CO	121
Staybridge Suites (3) (8)	Jackson, MS	92
Hotel Indigo (3)	Asheville, NC	115
Total IHG (10 hotel properties)		1,217

Carlson
Country Inn & Suites by Carlson (3)	Charleston, WV	64
Total Carlson (1 hotel property)		64

Starwood
Aloft (3) (8)	Jacksonville, FL	136
Four Points (3)	San Francisco, CA	101
Total Starwood (2 hotel properties)		237

Total Portfolio (87 hotel properties)		11,420

(1)         These hotel properties are subject to mortgage debt at December 31, 2015.  For additional information concerning our mortgage debt and lenders, see Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outstanding Indebtedness,” and “Note 5-Debt,” to our Consolidated Financial Statements included under Item 8. — “Financial Statements and Supplementary Data.”

(2)         We own a 90% controlling interest in this hotel property with the opportunity to acquire the remaining 10% interest in 2016.

(3)         These hotel properties are unencumbered or included in our borrowing base for our unsecured credit facilities at December 31, 2015.

(4)         These hotel properties are subject to ground leases as described below in “Other Hotel Operating Agreements — Ground Leases.”

(5)         This hotel property is subject to a PILOT (payment in lieu of taxes) lease as described below in “Other Hotel Operating Agreements — Ground Leases.”

(6)         This hotel was a Parked Asset at December 31, 2015 until certain assets were sold to ARCH pursuant to the ARCH Sale on February 11, 2016, at which time legal title was transferred to us upon completion of a reverse 1031 Exchange.  See Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Hotel Property Portfolio Activity — Other Hotel Property Investment Activities.”

(7)         These hotel properties were sold to ARCH on February 11, 2016.  See Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Hotel Property Portfolio Activity — Other Hotel Property Investment Activities.”

(8)         These hotel properties are currently under contract to be sold to an affiliate of ARCH, American Realty Capital Hospitality Portfolio SMT ALT, LLC, pursuant to a purchase and sale agreement that was reinstated on February 11, 2016.  See Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Hotel Property Portfolio Activity — Other Hotel Property Investment Activities.”

In addition to our hotel property portfolio, we own six parcels of land, one of which is designated as held for sale, that we believe are suitable for the development of new hotel properties, the possible expansion of existing hotel properties or the development of restaurants in proximity to certain of our hotel properties.  We will consider unique opportunities to develop hotels utilizing our own resources if and when circumstances warrant. We may also sell these parcels in the future if and when market conditions warrant if we opt not to develop our own hotels on these parcels. To reduce the risk of incurring a prohibited transaction tax on any sales, we may transfer some or all of these parcels to our TRS.

Our Hotel Operating Agreements

Ground Leases

At December 31, 2015, six of our hotel properties are subject to ground lease agreements that cover all of the land underlying the respective hotel property.

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

•                  The Hampton Inn & Suites located in Austin, TX is subject to a ground lease with an initial lease termination date of May 31, 2050. Annual ground rent currently is estimated to be $0.2 million for 2016.  Annual rent is increased every five years with the next adjustment coming in 2020.

•                  The Hilton Garden Inn located in Houston (Galleria Area), Texas is subject to a ground lease with an initial lease termination date of April 20, 2053 with one option to extend for an additional 10 years. Annual ground rent currently is estimated to be $0.3 million for 2016.  Annual rent is increased every five years with the next adjustment coming in 2018.

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

•                  The Holiday Inn located in Duluth, GA is subject to a ground lease with a lease termination date of April 1, 2069.  Annual ground rent currently is estimated to be $0.2 million in 2016.  Annual rent is increased annually by 3% for each successive lease year, on a cumulative basis.

•                  The Residence Inn by Marriott located in Baltimore (Hunt Valley), MD is subject to a ground lease with a termination date of December 31, 2019.  The remaining lease term includes twelve successive five-year renewal periods with each term payment increasing by 12.5%.  Annual ground rent is currently estimated to be $0.4 million for 2016.

These ground leases generally require us to make rental payments and payments for our share of charges, costs, expenses, assessments and liabilities, including real property taxes and utilities.  Furthermore, these ground leases generally require us to obtain and maintain insurance covering the subject property.

In addition, the Hyatt Place located in Garden City, NY is subject to a PILOT (payment in lieu of taxes) lease with the Town of Hempstead Industrial Development Authority (the “IDA”), as lessor.  The lease expires on December 31, 2019.  Upon expiration of the lease, we expect to exercise our right to acquire a fee simple interest in the Garden City hotel property from the IDA for a nominal consideration.

Franchise Agreements

At December 31, 2015, all of our hotel properties operate under franchise agreements with Marriott, Hilton, Hyatt, IHG, Country Inns & Suites By Carlson, Inc. (“Carlson”) or Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”). We believe that the public’s perception of the quality associated with a brand-name hotel is an important feature in its attractiveness to guests. Franchisors provide a variety of benefits to franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, loyalty programs, training of personnel and maintenance of operational quality at hotels across the brand system.

The franchise agreements require our TRS lessees, as franchisees, to pay franchise fees ranging between 2% and 6% of each hotel’s gross revenue. In addition, some of our franchise agreements require our TRS lessees to pay marketing fees of up to 4% of each hotel’s gross revenue. These agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which our TRS lessees, as the franchisees, must comply. The franchise agreements obligate our TRS lessees to comply with the franchisors’ standards and requirements, including training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guestroom services that may be provided by the TRS lessee, display of signage and the type, quality and age of furniture, fixtures and equipment included in guestrooms, lobbies and other common areas. Some of the agreements require that we deposit a set percentage, generally not more than 5% of the gross revenue of the hotels, into a reserve fund for capital expenditures.

Hotel Management Agreements

At December 31, 2015, all of our hotel properties are operated pursuant to hotel management agreements with third-party hotel management companies as follows:

Management Company	Number of Properties	Number of Guestrooms
Interstate Management Company, LLC and its affiliate Noble Management Group, LLC	48	5,700
Select Hotel Group, LLC	12	1,681
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott	6	973
White Lodging Services Corporation	4	791
Kana Hotels, Inc.	3	315
InterMountain Management, LLC and its affiliate, Pillar Hotels and Resorts, LP	7	723
Affiliates of IHG including IHG Management (Maryland) LLC and Intercontinental Hotel Group Resources, Inc.	2	395
OTO Development, LLC	2	260
American Liberty Hospitality, Inc.	2	372
Stonebridge Realty Advisors, Inc.	1	210
Total	87	11,420

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

PART II

Item 5.                                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NYSE on February 9, 2011 under the symbol “INN.”  Prior to that time, there was no public trading market for our common stock. The last reported sale price for our common stock as reported on the NYSE on February 19, 2016 was $10.24 per share.  The following table sets forth the high and low sales price per share of our common stock per quarter reported on the NYSE, and the distributions declared on our common stock for each of the quarters indicated.

2015	High	Low	Distribution Declared Per Common Share/Unit
Fourth Quarter	$13.75	$11.58	$0.1175
Third Quarter	$14.61	$11.36	$0.1175
Second Quarter	$14.22	$12.57	$0.1175
First Quarter	$14.42	$12.25	$0.1175

2014	High	Low	Distribution Declared Per Common Share/Unit
Fourth Quarter	$12.70	$10.65	$0.1175
Third Quarter	$11.07	$10.27	$0.1175
Second Quarter	$10.61	$9.01	$0.1125
First Quarter	$9.48	$8.68	$0.1125

Stockholder Information

As of February 19, 2016, our common stock was held of record by 358 holders and there were 86,794,013 shares of our common stock outstanding.

Distribution Information

As a REIT, we must distribute annually to our stockholders an amount at least equal to 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to income tax on our taxable income that is not distributed and to an excise tax to the extent that certain percentages of our taxable income are not distributed by specified dates. Our cash available for distribution may be less than the amount required to meet the distribution requirements for REITs under the IRC and we may be required to borrow money, sell assets or issue capital stock to satisfy the distribution requirements to maintain our REIT status.

The timing and frequency of distributions will be authorized by our board of directors, in its sole discretion, and declared by us based upon a variety of factors deemed relevant by our directors, including financial condition, restrictions under applicable law and loan agreements, capital requirements and the REIT requirements of the IRC. Our ability to make distributions will generally depend on receipt of distributions from the Operating Partnership, which depends primarily upon lease payments from our TRS lessees with respect to our hotels.

We are generally restricted from declaring or paying any distributions, or setting aside any funds for the payment of distributions, on our common stock unless full cumulative distributions on our preferred stock have been declared and either paid or set aside for payment in full for all past distribution periods.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2015 with respect to our securities that may be issued under existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Summit REIT Stockholders (2)	470,000	$9.75	3,758,330
Equity Compensation Plans Not Approved by Summit REIT Stockholders	—	—	—
Total	470,000	$9.75	3,758,330

(1)  Excludes securities reflected in the column entitled “Number of Securities to be Issued Upon Exercise of Outstanding Options.”

(2)       Consists of our Equity Plan.

Stock Performance Graph

The following graph compares the yearly change in our cumulative total stockholder return on our common shares from February 8, 2011, the date immediately prior to the date that our common stock began trading on the NYSE, and through December 31, 2015, with the yearly change in the Standard and Poor’s 500 Stock Index (“S&P 500 Index”), and the SNL US REIT Hotel Index for the same period, assuming a base share price of $100.00 for our common stock, the S&P 500 Index and the SNL US REIT Hotel Index for comparative purposes.  The SNL US REIT Hotel Index is composed of publicly traded REITs, all of which focus on investments in hotel properties.  Total stockholder return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested.  The performance graph is not indicative of future investment performance.  We do not make or endorse any predictions as to future share price performance.

	Period Ended
Index	02/08/11	12/30/11	12/31/12	12/31/13	12/31/14	12/31/15
Summit Hotel Properties, Inc.	100.00	100.08	106.19	105.45	152.48	151.91
S&P 500	100.00	96.79	112.28	148.64	168.99	171.33
SNL US REIT Hotel	100.00	79.51	89.69	113.30	149.55	115.69

Item 6.           Selected Financial Data.

The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited Consolidated Financial Statements and related notes thereto, appearing elsewhere in this Form 10-K.

	Summit Hotel Properties, Inc.					Summit Hotel Properties, LLC	Combined
(in thousands, except per share)	2015	2014	2013	2012	2/14/11 - 12/31/11	1/1/11 - 2/13/11	2011
Statement of Operations Data
Revenues:
Room	$436,202	$380,472	$283,279	$154,600	$102,108	$10,620	$112,728
Other hotel operations revenue	27,253	22,994	15,679	7,100	4,280	519	4,799
Total revenues	463,455	403,466	298,958	161,700	106,388	11,139	117,527
Expenses:
Hotel operating expenses:
Room	109,844	101,150	80,391	45,130	30,216	3,674	33,890
Other direct	64,010	55,388	39,815	21,284	15,478	2,288	17,766
Other indirect	121,974	104,959	78,136	44,028	28,294	3,642	31,936
Total hotel operating expenses	295,828	261,497	198,342	110,442	73,988	9,604	83,592
Depreciation and amortization	64,052	63,763	49,330	30,645	21,646	2,651	24,297
Corporate general and administrative	21,204	19,884	12,929	9,573	6,561	—	6,561
Hotel property acquisition costs	1,246	769	1,886	3,050	254	—	254
Loss on impairment of assets	1,115	8,847	1,369	660	—	—	—
Total expenses	383,445	354,760	263,856	154,370	102,449	12,255	114,704
Operating income (loss)	80,010	48,706	35,102	7,330	3,939	(1,116)	2,823
Other income (expense):
Interest expense	(30,414)	(28,517)	(21,991)	(14,909)	(9,993)	(3,435)	(13,428)
Gain on disposal of assets, net	65,067	391	363	(199)	(36)	—	(36)
Other income (expense)	11,146	595	(1,955)	103	(1)	2	1
Total other expense, net	45,799	(27,531)	(23,583)	(15,005)	(10,030)	(3,433)	(13,463)
Income (loss) from continuing operations before income taxes	125,809	21,175	11,519	(7,675)	(6,091)	(4,549)	(10,640)
Income tax benefit (expense)	(553)	(744)	(4,894)	728	2,259	(550)	1,709
Income (loss) from continuing operations	125,256	20,431	6,625	(6,947)	(3,832)	(5,099)	(8,931)
Income (loss) from discontinued operations	—	492	(728)	4,677	(345)	(1,108)	(1,453)
Net income (loss)	125,256	20,923	5,897	(2,270)	(4,177)	(6,207)	(10,384)
Income (loss) attributable to non-controlling interests:
Operating partnership	819	51	(297)	(1,194)	(1,240)	—	(1,240)
Joint venture	—	1	316	—	—	—	—
Net income (loss) attributable to Summit Hotel Properties, Inc./Predecessor	124,437	20,871	5,878	(1,076)	(2,937)	(6,207)	(9,144)
Preferred dividends	(16,588)	(16,588)	(14,590)	(4,625)	(411)	—	(411)
Net income (loss) attributable to common stockholders/members	$107,849	$4,283	$(8,712)	$(5,701)	$(3,348)	$(6,207)	$(9,555)

Earnings per share - Basic:
Net income (loss) per share from continuing operations	$1.25	$0.04	$(0.11)	$(0.28)	$(0.11)
Net income (loss) per share from discontinued operations	—	0.01	(0.01)	0.11	(0.01)
Net income (loss) per share	$1.25	$0.05	$(0.12)	$(0.17)	$(0.12)

Earnings per share - Diluted:
Net income (loss) per share from continuing operations	$1.24	$0.04	$(0.11)	$(0.28)	$(0.11)
Net income (loss) per share from discontinued operations	—	0.01	(0.01)	0.11	(0.01)
Net income (loss) per share	$1.24	$0.05	$(0.12)	$(0.17)	$(0.12)

Weighted average common shares outstanding:
Basic	85,920	85,242	70,327	33,717	27,278
Diluted	87,144	85,566	70,327	33,849	27,278

Dividends per share	$0.47	$0.46	$0.45	$0.45	$0.28

Balance Sheet Data (at period end)
Total assets	$1,580,954	$1,459,024	$1,294,476	$810,789	$554,005	n/a	$554,005

Debt	$677,096	$626,533	$435,589	$312,613	$217,104	n/a	$217,104

Total equity	$856,926	$785,201	$822,378	$473,537	$319,449	n/a	$319,449

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

The U.S. lodging industry experienced a positive trend through 2015 that we expect to continue through 2016.  According to a report prepared in January 2016 by PricewaterhouseCoopers, LLP, U.S. RevPAR growth in 2015 for Upscale hotels and Upper-midscale hotels was 5.6% and 6.3%, respectively, while projected 2016 RevPar growth is 4.7% and 5.4% respectively. We continue to have a positive outlook about national macro-economic conditions and their effect on room-night demand; however, as occupancy levels stabilize, growth expectations for fiscal year 2016 are expected to decelerate from those experienced in 2015. While the supply of new hotels under construction has increased and is expected to accelerate in 2016, we expect that our operating results will not be adversely affected to a substantial degree by increased lodging supply in our markets.

Operating Performance Metrics

We use a variety of operating performance indicators and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP, as well as other financial information that is not prepared in accordance with GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotel properties, groups of hotel properties and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

•                  Occupancy — Occupancy represents the total number of guestrooms occupied divided by the total number of guestrooms available.

•                  Average Daily Rate (ADR) — ADR represents total room revenues divided by the total number of guestrooms occupied.

•                  Revenue Per Available Room (RevPAR) — RevPAR is the product of ADR and Occupancy.

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel property level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue depends on demand (as measured by occupancy), pricing (as measured by ADR), and our available supply of hotel guestrooms. Our ADR, occupancy and RevPAR performance may be affected by macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel property construction, and the pricing strategies of competitors. In addition, our ADR, occupancy and RevPAR performance is dependent on the continued success of our franchisors and brands.

Hotel Property Portfolio Activity

Acquisitions

We acquired seven hotel properties in 2015 and six hotel properties in 2014. A summary of these acquisitions is as follows (dollars in thousands, except Cost per Key):

Date Acquired	Franchise/Brand	Location	Guestrooms as of December 31, 2015	Purchase Price		Renovation Cost		Cost per Key
2015:
April 13	Hampton Inn & Suites	Minneapolis, MN	211	$38,951		$—		$185,000
June 18	Hampton Inn	Boston (Norwood), MA	139	24,000		2,300	(3)	$189,000
June 30	Hotel Indigo	Asheville, NC	115	35,000		370	(3)	$308,000
July 24	Residence Inn	Branchburg, NJ	101	25,700		1,100	(3)	$265,000
July 24	Residence Inn	Baltimore (Hunt Valley), MD	141	31,100		1,500	(3)	$231,000
October 19	Hyatt House	Miami, FL	156	39,000		4,800	(3)	$281,000
October 20	Courtyard by Marriott	Atlanta (Decatur), GA	179	44,000	(4)	500	(3)	$249,000
Total twelve months ended December 31, 2015		7 hotel properties	1,042	$237,751		$10,570		$238,000

2014:
January 9	Hilton Garden Inn	Houston (Galleria), TX	182	$37,500		$2,934	(2)	$222,000
January 10	Hampton Inn	Santa Barbara (Goleta), CA	101	27,900	(1)	2,100	(3)	297,000
January 24	Four Points by Sheraton	San Francisco, CA	101	21,250		1,337	(2)	224,000
March 14	DoubleTree by Hilton	San Francisco, CA	210	39,060		4,500	(3)	207,000
August 15	Hilton Garden Inn	Houston (Energy Corridor), TX	190	36,000		3,200	(3)	206,000
September 9	Hampton Inn & Suites	Austin, TX	209	53,000		2,400	(3)	265,000
Total twelve months ended December 31, 2014		6 hotel properties	993	$214,710		$16,471		$233,000

(1)   The purchase price for this hotel included the issuance of 412,174 Common Units in our operating partnership valued at the time of issuance at $3.7 million.  As of December 31, 2015, 141,140 of the Common Units issued had been tendered for redemption and were redeemed for an equivalent number of shares of our common stock.

(2)   The amounts reflect actual total renovation costs.

(3)   The amounts reflect actual-to-date and estimated remaining costs to complete.

(4)   This hotel was a Parked Asset at December 31, 2015 until certain assets were sold to ARCH pursuant to the ARCH Sale on February 11, 2016, at which time legal title was transferred to us upon completion of a reverse 1031 Exchange.  See Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Hotel Property Portfolio Activity — Other Hotel Property Investment Activities.”

On January 19, 2016, we acquired the 226-guestroom Courtyard by Marriott in the West End of Nashville, TN for $71.0 million.  On January 20, 2016, we acquired the 160-guestroom Residence Inn in midtown Atlanta, GA for  $38.0 million.  The acquisitions (collectively, the “Noble Acquisition”) were made using funds drawn on the Company’s revolving line of credit.  Both hotels were parked with a Qualified Intermediary in anticipation of completing reverse 1031 Exchanges.  The reverse 1031 Exchange related to the Courtyard by Marriott in the West End of Nashville, TN was completed immediately after the closing of the sale of six hotel properties to ARCH on February 11, 2016.

The purchase price and renovation costs are funded by mortgage debt, advances on our senior unsecured revolving line of credit facility, cash and the issuance of Common Units in our operating partnership described in footnote 1 to the table above.  Additional information about the mortgage debt financing is provided below in “Outstanding Indebtedness — Mortgage Loans.”

Of the total renovation costs detailed in the table above, $11.9 million have been incurred as of December 31, 2015.  There is no assurance that our actual renovation costs will not exceed our estimates.

Dispositions

Pursuant to our strategy to periodically evaluate our hotel properties and land held for development, we sold ten hotel properties in 2015 and four hotel properties and three parcels of land held for development in 2014. Historically, when a property was identified as being held for sale, we reclassified the property on our Consolidated Balance Sheets, evaluated for potential impairment and in the case of a hotel property, reported historical and future results of operations in discontinued operations.

As discussed in the Notes to our Consolidated Financial Statements, Accounting Standards Update (“ASU”) ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” was required to be adopted during the first quarter of 2015; however, we elected early adoption in the first quarter of 2014, which is permitted for disposals and classifications of assets as “held for sale” provided that such assets had not been reported previously in discontinued operations. ASU No. 2014-08 changed the criteria for discontinued operations to include only disposals that represent a strategic shift in operations with a major effect on operations and results.  As such, the results of operations for the AmericInn Hotel & Suites, Aspen Hotel & Suites and Hampton Inn in Fort Smith, AR were classified as discontinued operations until the sale of the properties during the year ended December 31, 2014.   Under ASU 2014-08, the Company anticipates that the majority of future property sales will not be classified as discontinued operations.

A summary of the dispositions in 2015 and 2014 follows (dollars in thousands):

Disposition Date	Franchise/Brand	Location	Gross Sales Price
2015:
October 15	Hampton Inn	Medford, OR	$12,873
October 15	DoubleTree	Baton Rouge, LA	17,938
October 15	Fairfield Inn & Suites	Baton Rouge, LA	4,868
October 15	Springhill Suites	Baton Rouge, LA	7,593
October 15	TownePlace Suites	Baton Rouge, LA	8,086
October 15	Hampton Inn & Suites	El Paso, TX	22,672
October 15	Hampton Inn	Fort Wayne, IN	12,817
October 15	Residence Inn	Fort Wayne, IN	14,829
October 15	Courtyard	Flagstaff, AZ	31,609
October 15	Springhill Suites	Flagstaff, AZ	16,784
Total 2015			$150,069

2014:
January 17	AmericInn Hotel & Suites and Aspen Hotel & Suites	Fort Smith, AR	$3,080	(1)
September 9	Hampton Inn	Fort Smith, AR	8,800	(1)
October 21	Country Inn & Suites and adjacent land parcels	San Antonio, TX	7,900	(2)
Total 2014			$19,780

(1)         The sale of these hotel properties included the assignment of the related ground leases.

(2)         The sale of this property included three adjacent land parcels totaling 5.64 acres.

Other Hotel Property Investment Activities

On December 29, 2015, the Company and ARCH agreed to terminate the Real Estate Purchase and Sale Agreement, dated as of June 2, 2015 (as amended thereafter and as subsequently terminated, the “Terminated Purchase Agreement”), pursuant to which ARCH had the right to acquire fee simple interests in the ten hotels listed below containing a total of 996 guestrooms for an aggregate purchase price of $89.1 million at a closing that had been scheduled to occur on December 29, 2015. As a result of the termination, ARCH forfeited and we retained the $9.1 million earnest money deposit made under the Terminated Purchase Agreement and the parties were released from further obligations under the Terminated Purchase Agreement, except those which expressly survive the termination of the Terminated Purchase Agreement pursuant to its terms. This transaction had not been structured as a 1031 Exchange.   The receipt of the $9.1 million of forfeited earnest money was recorded as Other Income on our Statement of Operations for the year ended December 31, 2015.

On June 2, 2015, we entered into two separate agreements, as amended on July 15, 2015 (collectively, the “ARCH Agreements”), to sell a portfolio of 26 hotels containing an aggregate of 2,793 guestrooms to ARCH for an aggregate cash purchase price of approximately $347.4 million (the “ARCH Sale”). The hotels were to be sold in three separate closings.  The first closing of ten hotels containing 1,090 guestrooms was completed on October 15, 2015 for an aggregate cash payment of $150.1 million.

On December 29, 2015, we and ARCH agreed to terminate the ARCH Agreements with respect to ARCH’s right to acquire fee simple interests in ten hotels containing a total of 996 guestrooms for an aggregate purchase price of $89.1 million at a closing that had been scheduled to occur on December 29, 2015 (the “Terminated Purchase Agreement”). As a result of the termination, ARCH forfeited and we retained, the $9.1 million earnest money deposit made by ARCH under the ARCH Agreements related to the sale of these ten hotels and the parties were released from further obligations, except those which expressly survive the termination of the ARCH Agreements pursuant to its terms. This transaction had not been structured as a 1031 Exchange. The receipt of the $9.1 million of forfeited earnest money was recorded as Other Income on our Statement of Operations for the year ended December 31, 2015.

On February 11, 2016, the Company and American Realty Capital Hospitality Portfolio SMT ALT, LLC, an affiliate of ARCH, as substitute purchaser (“New ARCH Purchaser”), entered into a letter agreement (the “Reinstatement Agreement”) and agreed, subject to the terms and conditions of the Reinstatement Agreement, to reinstate the Terminated Purchase Agreement in its entirety, except as modified by the Reinstatement Agreement (the Terminated Purchase Agreement, as reinstated and modified by the Reinstatement Agreement, is referred to herein as the “Reinstated Purchase Agreement”), to make null and void the prior termination of the Terminated Purchase Agreement and to proceed with the proposed sale of the ten hotels listed below (the “Reinstated Hotels”) pursuant to the Reinstated Purchase Agreement for an aggregate purchase price of $89.1 million. The Reinstated Hotels are being sold to the New ARCH Purchaser as part of the ARCH Sale.  As stated above, we previously sold ten of the 26 hotels to ARCH at a closing that occurred on October 15, 2015 for a purchase price of $150.1 million. As disclosed below, we sold six of the 26 hotels to an ARCH affiliated purchaser at a closing that occurred on February 11, 2016 for a purchase price of $108.3 million.  The 16 hotels previously sold to ARCH affiliated purchasers were sold by us pursuant to a separate real estate purchase and sale agreement relating to the sale of those hotels.

The Reinstated Hotels are as follows:

LOCATION	ROOMS
Residence Inn - Jackson, MS	100
Holiday Inn Express - Vernon Hills, IL	119
Courtyard by Marriott - Germantown, TN	93
Courtyard by Marriott - Jackson, MS	117
Fairfield Inn & Suites - Germantown, TN	80
Residence Inn - Germantown, TN	78
Aloft - Jacksonville, FL	136
Staybridge Suites - Ridgeland, MS	92
Homewood Suites - Ridgeland, MS	91
Courtyard by Marriott - El Paso, TX	90
996

The Reinstatement Agreement requires the New ARCH Purchaser to deposit non-refundable earnest money in the amount of $7.5 million (the “New Deposit”) with an escrow agent to support the closing of the Reinstated Hotels.  The New Deposit is non-refundable to the New ARCH Purchaser except in limited circumstances.  The prior earnest money deposit in the amount of $9.1 million was retained by us in connection with the termination of the Terminated Purchase Agreement and will not be credited to the New ARCH Purchaser against the purchase price for the Reinstated Hotels.  The closing of the sale of the Reinstated Hotels is scheduled to occur on or before December 30, 2016 (the “New Closing Date”), or at such later date as the closing may be adjourned or extended in accordance with the express terms of the Reinstatement Agreement.  If the closing of the Reinstated Hotels does not occur as required by the Reinstatement Agreement because of a default by the New ARCH Purchaser, then the New ARCH Purchaser will forfeit the New Deposit to us as liquidated damages.

Prior to the New Closing Date, we have the right to continue to market and ultimately sell, without the consent of the New ARCH Purchaser, any or all of the Reinstated Hotels to a bona fide third-party purchaser that is not an affiliate of ours.  If we sell some, but not all, of the Reinstated Hotels to a bona fide third-party purchaser, then the purchase price to be paid by the New ARCH Purchaser for the remaining Reinstated Hotels will be reduced accordingly (the “Revised Purchase Price”), but the New Deposit will remain with the escrow agent except in limited circumstances.

On February 11, 2016, we completed the sale of the following six hotels as part of the ARCH Sale:

LOCATION	ROOMS
Fairfield Inn & Suites - Spokane, WA	84
Fairfield Inn & Suites - Denver, CO	160
SpringHill Suites - Denver, CO	124
Hampton Inn - Fort Collins, CO	75
Fairfield Inn & Suites - Bellevue, WA	144
Hilton Garden Inn - Fort Collins, CO	120
707

The six hotels were sold to ARCH for an aggregate purchase price of $108.3 million, and proceeds from the sale of the six hotels were used to complete certain reverse 1031 Exchanges.  The hotels acquired by us for the reverse 1031 Exchanges included the 179-guestroom Courtyard by Marriott® in Atlanta (Decatur), GA on October 20, 2015 for a purchase price of $44.0 million and the 226-guestroom Courtyard by Marriott® in the West End of Nashville, TN for a purchase price of $71.0 million on January 19, 2016.  The completion of the reverse 1031 Exchanges resulted in the deferral of taxable gains of approximately $74.0 million and the pay-down of our unsecured revolving credit facility by $105.0 million, resulting in additional borrowing capacity under the unsecured revolving credit facility.  Additionally, we repaid a mortgage loan totaling $5.8 million related to sale of the Springhill Suites in Denver, CO to ARCH.

On February 11, 2016, the Operating Partnership entered into a loan agreement with ARCH, as borrower, which provides for a loan by the Operating Partnership to ARCH in the amount of $27.5 million (the “Loan”).  The proceeds of the Loan were required to be applied by ARCH as follows: (i) $20.0 million was applied toward the payment of a portion of the $108.3 million purchase price for the six hotels containing 707 guestrooms, which were acquired by an ARCH affiliated purchaser on February 11, 2016 as part of the ARCH Sale; and (ii) the remaining $7.5 million was applied by ARCH to fund the New Deposit under the Reinstated Purchase Agreement.

The entire principal amount of the Loan, and any accrued and unpaid interest, will be due and payable on February 11, 2017 (the “Maturity Date”), unless extended pursuant to the Loan agreement. ARCH will repay a portion of the outstanding principal balance of the Loan in an aggregate amount equal to $5.0 million, to be paid in five equal installments of $1.0 million, on the last day of May, June, July, August and September 2016 (the “Amortization Payments”). The Loan may be prepaid in whole or in part at any time by ARCH, without payment of any penalty or premium.  ARCH may extend the maturity date of the Loan under certain conditions by up to two years pursuant to two one-year extension options (each an “Extension Option”).

Interest will accrue on the unpaid principal balance of the Loan at a rate of 13.0% per annum from the date of the Loan to the initial Maturity Date, 14.0% per annum during the first extension period and 15.0% per annum during the second extension period.  An amount equal to 9.0% per annum is to be paid monthly.  The remaining 4.0%, 5.0% and 6.0%, as the case may be, will accrue and be compounded monthly (the “PIK”).  The PIK must be paid in order to exercise any Extension Option, otherwise the PIK is payable at the initial Maturity Date.  The PIK may be paid in cash prior to the initial Maturity Date, or any extension thereof.

To secure the payment of the Amortization Payments, ARCH will cause the rents from certain hotel properties or assets of its taxable REIT subsidiaries to be deposited to a separate controlled account (the “Control Account”) and ARCH has granted the Operating Partnership a continuing security interest in all of its right, title and interest in and to the Control Account until the Amortization Payments have been satisfied in full in accordance with the terms of the Loan agreement.

Non-GAAP Financial Measures

We consider funds from operations (“FFO”) and EBITDA, both of which are non-GAAP financial measures, to be useful to investors as key supplemental measures of our operating performance. We caution investors that amounts presented in accordance with our definitions of FFO and EBITDA may not be comparable to similar measures disclosed by other companies, since not all companies calculate these non-GAAP measures in the same manner. FFO and EBITDA should be considered along with, but not as alternatives to, net income (loss) as a measure of our operating performance. FFO and EBITDA may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, debt service obligations and other commitments and uncertainties. Although we believe that FFO and EBITDA can enhance the understanding of our financial condition and results of operations, these non-GAAP financial measures are not necessarily better indicators of any trend as compared to a comparable GAAP measure such as net income (loss).

Funds From Operations

As defined by the National Association of Real Estate Investment Trusts, (“NAREIT”), FFO represents net income or loss (computed in accordance with GAAP), excluding preferred dividends, gains (or losses) from sales of real property, impairment losses on real estate assets, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization related to real estate assets, and adjustments for unconsolidated partnerships and joint ventures. Unless otherwise indicated, we present FFO applicable to our common shares and Common Units. We present FFO because we consider it an important supplemental measure of our operational performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, it provides a performance measure that, when compared year over year, reflects the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our computation of FFO differs from the computation of NAREIT-defined FFO and may differ from the methodology for calculating FFO used by other equity REITs and, accordingly, may not be comparable to such other REITs because in addition to the amount of depreciation and amortization we add back to net income or loss, we also add back the amortization of deferred financing costs and the amortization of franchise application fees. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. Where indicated in this Annual Report on Form 10-K, FFO is based on our computation of FFO and not the computation of NAREIT-defined FFO unless otherwise noted.

The following is a reconciliation of our GAAP net income to FFO for the years ended December 30, 2015, 2014 and 2013 (in thousands, except per share/unit data):

	2015	2014	2013

Net income	$125,256	$20,923	$5,897
Preferred dividends	(16,588)	(16,588)	(14,590)
Net income applicable to common shares and common units	108,668	4,335	(8,693)
Real estate-related depreciation (2)	63,675	63,291	50,879
Loss on impairment of assets	1,115	9,247	9,044
Gain on disposal of assets	(65,067)	(446)	(4,308)
Non-controlling interest in joint venture	—	(1)	(316)
Adjustments related to joint venture	—	(204)	(315)
NAREIT-defined FFO applicable to common shares and common units	$108,391	$76,222	$46,291

Amortization of deferred financing costs	$1,723	$1,549	$1,854
Amortization of franchise application fees (2)	377	485	411
FFO applicable to common shares and common units	$110,491	$78,256	$48,556
FFO per common share/common unit	$1.27	$0.90	$0.66
Weighted average diluted common shares/common units (1)	87,144	86,590	73,241

(1)         Includes Common Units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the Common Units are redeemable for cash or, at our election, shares of our common stock.

(2)         The summation of these line items represents depreciation and amortization expense as reported in our Consolidated Statements of Operations for each of the periods presented.

During the year ended December 31, 2015, FFO applicable to common shares and common units increased by $32.2 million, or 41.2%, over the prior year primarily due to an increase in revenues of $60.0 million during the year ended December 31, 2015 in comparison with the prior year, which resulted in an increase in net income (adjusted for non-cash items such as depreciation and amortization, loss on impairment of assets, equity-based compensation and gains on the disposal of assets) of $34.7 million for the year ended December 31, 2015 over the prior year.  The increase in revenues was the result of increases in occupancy and ADR as discussed below under “Results of Operations — Comparison of 2015 to 2014 — Revenues.”  Additionally, during the year ended December 31, 2015, FFO increased because loss on impairment of assets declined $8.1 million in comparison with the prior year.

During the year ended December 31, 2014, FFO applicable to common shares and common units increased by $29.7 million, or 61.2%, over the prior year primarily due to an increase in revenues of $104.5 million during the year ended December 31, 2014 in comparison with the prior year, which resulted in an increase in net income for the year ended December 31, 2014 of $15.0 million over the prior year.  The increase in revenues was the result of increases in occupancy and ADR as discussed below under “Results of Operations — Comparison of 2014 to 2013 — Revenues.”

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

The following is a reconciliation of our GAAP net income to EBITDA for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013

Net income	$125,256	$20,923	$5,897
Depreciation and amortization	64,052	63,776	51,290
Interest expense	30,414	28,517	22,165
Interest income	(998)	(690)	(83)
Income tax expense	553	718	4,357
Non-controlling interest in joint venture	—	(1)	(316)
Adjustments related to joint venture	—	(204)	(315)
EBITDA	$219,277	$113,039	$82,995

During the year ended December 31, 2015, EBITDA increased by $106.2 million, or 94.0%, over the prior year primarily due to an increase in net income of $104.3 million during the year ended December 31, 2015 in comparison with the prior year.  The increase in net income was primarily driven by an increase in revenues of $60.0 million and an increase in gain on disposal of assets of $64.6 million during the year ended December 31, 2015 in comparison with the prior year.  The increase in revenues was the result of increases in occupancy and ADR as discussed below under “Results of Operations — Comparison of 2015 to 2014 — Revenues.”

During the year ended December 31, 2014, EBITDA increased by $30.0 million, or 36.2%, over the prior year primarily due to an increase in net income of $27.2 million during the year ended December 31, 2014 in comparison with the prior year.  The increase in net income was primarily driven by an increase in revenues of $104.5 million during the year ended December 31, 2014 in comparison with the prior year.  The increase in revenues was the result of increases in occupancy and ADR as discussed below under “Results of Operations — Comparison of 2014 to 2013 — Revenues.”

Hotel Revenues and Operating Expenses

Our revenues are derived from hotel operations and consist of room revenue and other hotel operations revenue. As a result of our focus on select-service hotels in the Upscale and Upper-midscale segments of the U.S. lodging industry, substantially all of our revenues are related to the sales of hotel guestrooms. Our other hotel operations revenue consists of ancillary revenues related to food and beverage sales, meeting rooms and other guest services provided at our hotel properties.

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

Comparison of 2015 to 2014

The following table contains key operating metrics for our total portfolio and our same-store portfolio for 2015 compared with 2014 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned or leased as of December 31, 2015 and that we have owned or leased at all times since January 1, 2014.

	2015		2014		Year-over-Year Dollar Change		Year-over-Year Percentage/Basis Point Change
	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio	Total Portfolio		Same-Store Portfolio
	(87 hotels)	(74 hotels)	(90 hotels)	(74 hotels)	(87/90 hotels)	(74 hotels)	(87/90 hotels)		(74 hotels)

Total revenues	$463,455	$357,701	$403,466	$330,353	$59,989	$27,348	14.9%		8.3%
Hotel operating expenses	$295,828	$231,060	$261,497	$215,447	$34,331	$15,613	13.1%		7.2%
Occupancy	77.2%	76.9%	75.7%	75.3%	n/a	n/a	150	bps	160	bps
ADR	$132.32	$128.48	$122.52	$121.18	$9.80	$7.30	8.0%		6.0%
RevPAR	$102.20	$98.77	$92.71	$91.28	$9.49	$7.48	10.2%		8.2%

The total portfolio information above includes revenues and expenses from the seven hotels we acquired in 2015 (the “2015 Acquired Hotels”) and the six hotel properties we acquired in 2014 (the “2014 Acquired Hotels”) from the date of acquisition through December 31, 2015, and operating information (occupancy, ADR, and RevPAR) for the period each hotel was owned. Accordingly, the information does not reflect a full twelve months of operations in 2015 for the 2015 Acquired Hotels or a full twelve months of operations in 2014 for the 2014 Acquired Hotels. The combined 2015 Acquired Hotels and 2014 Acquired Hotels are referred to as the “2015/2014 Acquired Hotels.”

Revenues. Total revenues increased $60.0 million, or 14.9%, to $463.5 million in 2015, compared with $403.5 million in 2014. The growth was due to a $27.3 million increase in same-store revenues and an $39.0 million increase in revenues at the 2015/2014 Acquired Hotels.

The same-store revenue increase of 8.3%, to $357.7 million in 2015 compared with $330.4 million in 2014, was due to a 160 basis point increase in same-store occupancy in 2015 compared with 2014, and a 6.0% increase in same-store ADR in 2015 compared with 2014. The increases in same-store occupancy and same-store ADR resulted in an 8.2% increase in same-store RevPAR to $98.77 in 2015 compared with $91.28 in 2014. These increases were due to the transformation of our portfolio by selling assets, including ten hotels in 2015 and four hotels in 2014, with lower operating margins and RevPAR growth opportunities and purchasing assets with higher operating margins and RevPAR growth opportunities, the improving economy, our strong revenue and asset management programs, hotel industry fundamentals and strategic and brand-required renovations made at our same-store hotel properties.

Hotel Operating Expenses. Hotel operating expenses for the total portfolio increased $34.3 million, or 13.1%, in 2015 compared with 2014. This increase is due in part to a $23.5 million increase in hotel operating expenses related to the 2015/2014 Acquired Hotels. In addition, the increase in hotel operating expenses in 2015 for the total portfolio was driven by a $15.6 million increase in same-store hotel operating expenses due to variable costs related to the $27.3 million, or 8.3%, increase in same-store revenue. Operating Margins for the same-store portfolio improved in 2015 compared to 2014, with same-store hotel operating expenses declining as a percentage of same-store revenue from 65.2% in 2014 to 64.6% in 2015, due to consistent fixed expenses and increasing revenues at the same-store hotel properties in 2015.

The following table summarizes our hotel operating expenses for our same-store (74 hotels) portfolio for 2015 and 2014 (dollars in thousands):

			Percentage	Percentage of Revenue
	2015	2014	Change	2015	2014

Rooms expense	$86,665	$84,076	3.1%	24.2%	25.5%
Other direct expense	49,987	46,229	8.1%	14.0%	14.0%
Other indirect expense	94,408	85,142	10.9%	26.4%	25.8%
Total hotel operating expenses	$231,060	$215,447	7.2%	64.6%	65.2%

Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million, or 0.5%, to $64.1 million in 2015 compared with 2014, primarily due to depreciation associated with the 2015/2014 Acquired Hotels offset by the effect of the reclassification of 26 hotel properties to Assets Held for Sale resulting in depreciation expense no longer being recorded related to these assets in 2015.  The 2015 depreciation and amortization expense includes $63.7 million of real estate-related depreciation and $0.4 million of franchise application fee amortization. The 2014 depreciation and amortization expense includes $63.3 million of real estate-related depreciation and $0.5 million of franchise application fee amortization.

Corporate General and Administrative. Corporate general and administrative expenses increased by $1.3 million, or 6.6%, to $21.2 million in 2015 compared with 2014. This increase was primarily due to severance costs of $3.1 million, including non-cash, stock-based compensation expense of $1.1 million recognized upon the resignation of our former Executive Chairman of the Board on July 30, 2015.  This increase was partially offset by a $1.0 million reduction in professional fees incurred in 2014 but not in 2015 related to the establishment of new procedures and systems for intercompany account reconciliations and $0.8 million in executive and board of directors recruiting fees recorded during 2014.

Loss on impairment of assets. In 2015, we determined that the value of land parcels in San Antonio, TX, Fort Myers, FL and Flagstaff, AZ were impaired based on market conditions.  As such, we recognized a loss on impairment of assets of $1.1 million in our Consolidated Statement of Operations for the year ended December 31, 2015. During the year ended December 31, 2014, we recognized a loss on impairment of assets of $8.2 million related to the Country Inn & Suites and three adjacent land parcels totaling 5.64 acres in San Antonio, TX, which was sold in the fourth quarter of 2014, and a loss on impairment of $0.7 million related to a land parcel in Spokane, WA.

In addition, in 2014, we recognized a loss on impairment of assets of $0.4 million related to the Hampton Inn in Fort Smith, AR. This property was classified as held for sale prior to the Company’s adoption of ASU No. 2014-08 and its operating results, including impairment charges, were included in discontinued operations.

Gain on Disposal of Assets. Gain on disposal of assets increased by $64.7 million to $65.1 million in 2015 compared with 2014.  This increase was primarily due to the sale of ten properties to ARCH on October 15, 2015 for a gain of $66.6 million.

Other Income/Expense. Other income increased $10.6 million, or 1,773%, to $11.1 million in 2015 compared with 2014 primarily due to the earnest money deposit of $9.1 million that was forfeited by ARCH in the fourth quarter of 2015 as a result of terminating the agreement to purchase ten hotel properties that was scheduled to close on December 29, 2015.

Income Tax Expense/Benefit. Our total income tax expense in 2015 was $0.5 million.  Our income tax expense was minimal due in part to the valuation allowance recorded against our deferred tax assets.  At December 31, 2015, we reduced our valuation allowance to zero as the company had sufficient positive evidence to conclude that a U.S. valuation allowance is no longer needed on its net deferred tax assets.  The positive evidence weighed included two consecutive years of profitability. The release of the valuation allowance resulted in a noncash deferred tax benefit of $0.1 million.

At December 31, 2014, we had valuation allowance of $2.4 million to offset deferred tax assets based on our assessment of realizability.

During the year ended December 31, 2014, the utilization of tax attributes to offset taxable income reduced the overall amount of deferred tax assets subject to the valuation allowance.  At December 31, 2015, we had gross deferred tax assets of $1.5 million primarily related to net operating loss carryforwards and $1.3 million in deferred tax liabilities related to an investment in a joint venture.  We have concluded that it is more-likely-than-not that our deferred tax assets will be realized in the future and therefore, we reduced our valuation allowance to zero at December 31, 2015.

Comparison of 2014 to 2013

The following table contains key operating metrics for our total portfolio and our same-store portfolio for 2014 compared with 2013 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned as of December 31, 2014 and for the entire prior fiscal year.

	2014		2013		Year-over-Year Dollar Change		Year-over-Year Percentage/Basis Point Change
	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio	Total Portfolio	Same-Store Portfolio	Total Portfolio		Same-Store Portfolio
	(90 hotels)	(65 hotels)	(85 hotels)	(65 hotels)	(90/85 hotels)	(65 hotels)	(90/85 hotels)		(65 hotels)

Total revenues	$403,466	$240,627	$298,958	$219,489	$104,508	$21,138	35.0%		9.6%
Hotel operating expenses	$261,497	$159,034	$198,342	$147,298	$63,155	$11,736	31.8%		8.0%
Occupancy	75.7%	75.4%	73.4%	73.2%	n/a	n/a	230	bps	220	bps
ADR	$122.52	$111.94	$110.37	$105.22	$12.15	$6.72	11.0%		6.4%
RevPAR	$92.71	$84.42	$81.03	$76.98	$11.68	$7.44	14.4%		9.7%

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

The same-store revenue increase of 9.6%, to $240.6 million in 2014 compared with $219.5 million in 2013, was due to a 220 basis point increase in same-store occupancy in 2014 compared with 2013, and a 6.4% increase in same-store ADR in 2014 compared with 2013. The increases in same-store occupancy and same-store ADR resulted in a 9.7% increase in same-store RevPAR to $84.42 in 2014 compared with $76.98 in 2013. These increases were due to the improving economy, our strong revenue and asset management programs, hotel industry fundamentals and strategic and brand-required renovations made at our hotel properties.

Hotel Operating Expenses. Hotel operating expenses for the total portfolio increased $63.2 million, or 31.8%, in 2014 compared with 2013. This increase is due in part to a $51.8 million increase in hotel operating expenses related to the 2014/2013 Acquired Hotels. In addition, the increase in same-store hotel operating expenses in 2014 was driven by an $11.7 million increase in variable costs related to the $21.1 million, or 9.6%, increase in same-store revenue.  Expenses at the same-store hotels declined as a percentage of same-store revenue from 67.1% in 2013 to 66.1% in 2014, due to consistent fixed expenses and increasing revenues at the same-store hotel properties in 2014.

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

Depreciation and Amortization. Depreciation and amortization expense increased $14.4 million, or 29.3%, to $63.8 million in 2014 compared with 2013, primarily due to depreciation associated with the 2014/2013 Acquired Hotels and increased amortization of capitalized renovation costs at existing hotel properties. The 2014 depreciation and amortization expense includes $63.3 million of real estate-related depreciation and $0.5 million of franchise application fee amortization. The 2013 depreciation and amortization expense includes $48.9 million of real estate-related depreciation and $0.4 million of franchise application fee amortization.

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

Income Tax Expense/Benefit. Our total income tax expense (related to continuing operations and discontinued operations) in 2014 was $0.7 million.  Our tax expense was minimal due to a valuation allowance against substantially all our deferred tax assets.  At December 31, 2014, we had valuation allowance of $2.4 million, to reflect the deferred tax asset at the amount that is more-likely-than-not realized. The deferred tax assets primarily related to TRS net operating loss carryforwards. The valuation allowance for deferred tax assets requires judgement in assessing the likelihood of realization, and weighing of both positive and negative evidence.  In our prior assessment, we heavily weighed the following negative evidence: i) a lack of history of consistent operational profitability, and ii) the Company’s operation in a highly cyclical industry. Our total income tax expense (related to continuing operations and discontinued operations) in 2013 of $4.4 million is primarily due to our establishment of a valuation allowance related to net operating losses (“NOLs”) incurred by our TRS in 2011, 2012 and 2013.

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

•                  SpringHill Suites in Little Rock, AR — sold November 2013;

•                  Fairfield Inn and AmericInn Hotel & Suites in Salina, KS — sold November 2013;

•                  Hampton Inn and Fairfield Inn & Suites in Boise, ID — sold November 2013;

•                  Holiday Inn Express in Emporia, KS — sold December 2013;

•                  AmericInn Hotel & Suites and Aspen Hotel & Suites in Fort Smith, AR - sold on January 17, 2014; and

•                  Hampton Inn in Fort Smith, AR — sold on September 9, 2014.

A summary of results from our hotel properties included in discontinued operations follows (in thousands):

	2014	2013

Revenues	$3,128	$19,458
Hotel operating expenses	2,304	14,859
Depreciation and amortization	13	1,960
Loss on impairment of assets	400	7,675
Operating income (loss)	411	(5,036)
Interest expense	—	(174)
Gain on disposal of assets	55	3,945
Income (loss) before taxes	466	(1,265)
Income tax benefit	26	537
Income (loss) from discontinued operations	$492	$(728)

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

Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other non-recurring capital expenditures that periodically are made with respect to our hotel properties and scheduled debt payments, including maturing loans.  On January 15, 2016, the Company entered into a new $450 million senior unsecured credit facility that replaced the former $300 million senior unsecured credit facility.  The new credit facility extended the maturity date of the revolving line of credit under the former credit facility from 2017 to 2020 and the maturity date of the term loan component under the former credit facility from 2018 to 2021.  See “Outstanding Indebtedness” below for further information.

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

We expect to satisfy our liquidity requirements with cash provided by operations, working capital, short-term borrowings under our $450 million senior unsecured credit facility, term debt, repayment of notes receivable, the strategic sale of hotels and the release of restricted cash upon satisfaction of the usage requirements. In addition, we may fund the purchase price of hotel acquisitions and cost of required capital improvements by borrowing under our senior unsecured credit facility, assuming existing mortgage debt, issuing securities (including Common Units issued by our operating partnership), or incurring mortgage or other types of debt. Further, we may seek to meet our liquidity requirements by raising capital through public or private offerings of our equity or debt securities. However, certain factors may have an adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders, volatility in the equity and debt capital markets and other market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all. We believe that our cash provided by operations, working capital, borrowings available under our $450 million senior unsecured credit facility and other sources of funds available to us will be sufficient to meet our ongoing liquidity requirements for at least the next 12 months.

At December 31, 2015, we had $35.7 million of mortgage debt that matures in 2016.  We have scheduled principal debt payments in 2016 totaling $44.2 million. Although we believe we will have the capacity to satisfy these debt maturities and pay these scheduled principal debt payments or that we will be able to fund them using draws under our $450 million senior unsecured credit facility, there can be no assurances that our credit facility will be available to repay such amortizing debt as draws under our credit facility are subject to certain financial covenants.

We anticipate making renovations and other non-recurring capital expenditures with respect to our hotel properties pursuant to property improvement plans required by our franchisors and our internal quality standards. We expect 2016 capital expenditures for these activities at hotel properties we own as of February 19, 2016 to be in the range of $40.0 million to $50.0 million.  Actual amounts may differ from our expectations.  We may also make renovations and incur other non-recurring capital expenditures in 2016 at hotel properties we acquire in the future.

Cash Flow Analysis

The increase in net cash provided by operating activities of $30.1 million from 2014 to 2015 primarily resulted from an increase in net income of $34.7 million, after adjusting for non-cash items.

The $69.4 million reduction in net cash used in investing activities in 2015 compared with 2014 resulted from an increase in proceeds from asset dispositions of $130.8 million partially offset by an increase in hotel property acquisitions of $58.7 million.

The $100.6 million decrease in net cash provided by/(used in) financing activities in 2015 compared with 2014 resulted primarily from a reduction in net borrowings of $97.5 million.

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

Outstanding Indebtedness

At December 31, 2015, we had $367.1 million in outstanding indebtedness secured by first priority mortgage liens on 38 hotel properties. We also had $170.0 million borrowed on our former $300 million senior unsecured credit facility and $140.0 million borrowed on our 2015 Term Loan (defined below), both of which were supported at December 31, 2015 by a borrowing base comprised of 47 unencumbered hotel properties.  On January 15, 2016, our former $300 million senior unsecured credit facility was replaced by a new $450 million senior unsecured credit facility and the hotels that supported the former $300 million senior unsecured credit facility were transitioned to support the borrowing base under our new $450 million senior unsecured credit facility.  The hotel properties in the borrowing base must remain unencumbered by mortgage debt. Of the 47 unencumbered hotels, five were sold to ARCH on February 11, 2016.  As such, these hotels are no longer available for inclusion in the borrowing base supporting the $450 million senior unsecured credit facility and the 2015 Term Loan and are expected to be replaced by unencumbered properties acquired through 1031 Exchanges related to the ARCH Sale and other hotels that become unencumbered due to the repayment of outstanding mortgage debt.

At December 31, 2015, we had two hotel properties with a total of 329 guestrooms unencumbered by mortgage debt that are available to be used as collateral for future loans.

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

As of December 31, 2015, we were in compliance with the covenants under our debt agreements. We do not currently anticipate any change in circumstances that would impair our ability to continue to comply with these covenants.

We believe we will have adequate liquidity to meet requirements for scheduled maturities and principal repayments. However, we can provide no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, whether such refinancing will be available on favorable terms.

A summary of our debt at December 31, 2015 follows (dollars in thousands):

Lender	Interest Rate (1)	Amortization Period (Years)	Maturity Date	Number of Properties Encumbered at December 31, 2015	Outstanding Principal Balance at December 31, 2015

$300 Million Senior Unsecured Credit Facility
Deutsche Bank AG New York Branch, as Administrative Agent
$225 Million Revolver	2.33% Variable	n/a	October 10, 2017	n/a	$95,000
$75 Million Term Loan	3.94% Fixed(2)	n/a	October 10, 2018	n/a	75,000
Total Senior Unsecured Credit Facility					170,000

Unsecured Term Loan
KeyBank National Association, as Administrative Agent
Term Loan	2.38% Variable	n/a	April 7, 2022	n/a	140,000

Secured Mortgage Indebtedness
Voya (formerly known as ING Life Insurance and Annuity)	5.18% Fixed	20	March 1, 2019	2(3)	42,574
	5.18% Fixed	20	March 1, 2019	4(3)	38,159
	5.18% Fixed	20	March 1, 2019	3(3)	24,610
	5.18% Fixed	20	March 1, 2019	1(3)	17,482
KeyBank National Association	4.46% Fixed	30	February 1. 2023	4	27,991
	4.52% Fixed	30	April 1, 2023	3	21,683
	4.30% Fixed	30	April 1, 2023	3	21,022
	4.95% Fixed	30	August 1, 2023	2	37,352
Bank of America Commercial Mortgage	6.41% Fixed	25	September 1, 2017	1	7,916
Merrill Lynch Mortgage Lending Inc.	6.38% Fixed	30	August 1, 2016	1	5,047
GE Capital Financial Inc.	5.39% Fixed	25	April 1, 2020	1	9,110
	5.39% Fixed	25	April 1, 2020	1	4,905
MetaBank	4.25% Fixed	20	August 1, 2018	1	6,852
Bank of Cascades	2.43% Variable	25	December 19, 2024	1(4)	9,556
	4.30% Fixed	25	December 19, 2024	—(4)	9,556
Goldman Sachs	5.67% Fixed	25	July 6, 2016	2	13,467
Compass Bank	2.83% Variable	25	May 6, 2020	3	24,015
General Electric Capital Corporation	5.39% Fixed	25	April 1, 2020	1	5,160
	5.39% Fixed	25	April 1, 2020	1	6,041
	4.11% Variable	20	April 1, 2018	1	5,852
U.S. Bank, NA	6.22% Fixed	30	November 1, 2016	1	17,179
	6.13% Fixed	25	November 11, 2021	1	11,567
Total Mortgage Loans				38	367,096
Total Debt				38	$677,096

(1)     The interest rates at December 31, 2015 above give effect to interest rate swaps, where applicable.

(2)     We entered into an interest rate derivative to effectively produce a fixed interest rate, however, the interest rate spread over LIBOR may change based upon our Leverage Ratio, as defined in the credit facility documents.

(3)     The ten hotel properties encumbered by the Voya mortgage loans are cross-collateralized, and the four mortgage loans are cross-defaulted.

(4)     The Bank of Cascades mortgage loans are cross-collateralized and cross-defaulted.

Former $300 Million Senior Unsecured Credit Facility

At December 31, 2015, we had a $300.0 million senior unsecured credit facility.  The senior unsecured credit facility was comprised of a $225.0 million revolving credit facility (the “$225 Million Revolver”) and a $75.0 million term loan (the “$75 Million Term Loan”).  At December 31, 2015, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which we had $170.0 million borrowed and $130.0 million available to borrow.

$450 Million Senior Unsecured Credit Facility

On January 15, 2016, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $450 million senior unsecured facility (the “2016 Unsecured Credit Facility”) with Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Regions Capital Markets as joint lead arrangers and joint bookrunners, and a syndicate of lenders including Deutsche Bank AG New York Branch, Bank of America, N.A., Regions Bank, Royal Bank of Canada, U.S. Bank National Association, PNC Bank, National Association, KeyBank National Association, Raymond James Bank, N.A., and Branch Banking and Trust Company.

The 2016 Unsecured Credit Facility is comprised of a $300 million revolving credit facility (the “$300 Million Revolver”) and a $150 million term loan (the “$150 Million Term Loan”) and replaces the former $300 million unsecured credit facility. The 2016 Unsecured Credit Facility has an accordion feature which will allow the Company to increase the total commitments by an aggregate of up to $150 million on the $300 Million Revolver and $150 Million Term Loan.  The $300 Million Revolver will mature on March 31, 2020 and can be extended to March 31, 2021 at the Company’s option, subject to certain conditions. The $150 Million Term Loan will mature on March 31, 2021.

Outstanding borrowings on the 2016 Unsecured Credit Facility are limited to the least of (1) the aggregate commitments of all of the lenders, (2) the aggregate value of the unencumbered assets, multiplied by 60%, less the consolidated unsecured indebtedness of the Company (exclusive of outstanding borrowings under the 2016 Unsecured Credit Facility), all as calculated pursuant to the terms of the 2016 Unsecured Credit Facility agreement, and (3) the principal amount that when drawn under the 2016 Unsecured Credit Facility would result in an unsecured interest expense, calculated on a pro forma basis for the next consecutive four fiscal quarters of the Company after taking such draws into account, equal to 50% of the net operating income of the unencumbered assets, as adjusted pursuant to the 2016 Unsecured Credit Facility agreement.  A minimum of 20 of the Company’s hotel properties must qualify as unencumbered assets, as defined in the 2016 Unsecured Credit Facility agreement, or the aggregate value of the unencumbered assets will be deemed to be zero.

Payment Terms.  The Company is obligated to pay interest at the end of each selected interest period, but not less than quarterly, with all outstanding principal and accrued but unpaid interest due at the maturity of the respective facility.  The Company has the right to repay all or any portion of the outstanding borrowings from time to time without penalty or premium, other than customary early payment fees if the Company repays a LIBOR loan before the end of the contract period. In addition, the Company will be required to make earlier principal reduction payments in the event of certain changes in the unencumbered asset availability.

The Company pays interest on revolving credit advances at varying rates based upon, at the Company’s option, either (i) 1, 2, 3, or 6-month LIBOR, plus a LIBOR margin between 1.50% and 2.25%, depending upon the Company’s leverage ratio (as defined in the 2016 Unsecured Credit Facility agreement), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin between 0.50% and 1.25%, depending upon the Company’s leverage ratio.  The applicable margin for a term loan advance shall be 0.05% less than the revolving credit advances referenced above.  In addition, on a quarterly basis, the Company will be required to pay a fee on the unused portion of the 2016 Unsecured Credit Facility equal to the unused amount multiplied by an annual rate of either (i) 0.25%, if the unused amount is greater than 50% of the maximum aggregate amount of the 2016 Unsecured Credit Facility, or (ii) 0.20%, if the unused amount is equal to or less than 50% of the maximum aggregate amount of the 2016 Unsecured Credit Facility. The Company will also be required to pay other fees, including customary arrangement and administrative fees.

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

We are also subject to other customary covenants, including restrictions on investment, limitations on liens and maintenance of properties. This credit facility also contains customary events of default, including, among others, the failure to make payments when due under any of the credit facility documentation, breach of any covenant continuing beyond any cure period, and bankruptcy or insolvency.

Unencumbered Assets. The 2016 Unsecured Credit Facility is unsecured.  However, borrowings under the 2016 Unsecured Credit Facility are limited by the value of hotel assets that qualify as unencumbered assets.  Among other conditions, unencumbered assets must not be subject to liens or security interests, and the owner and operating lessee of such unencumbered asset must execute a guaranty supplement pursuant to which the owner and operating lessee become subsidiary guarantors of the 2016 Unsecured Credit Facility.  In addition, hotels may be added to or removed from the unencumbered asset pool at any time so long as there is a minimum of 20 hotels in the unencumbered asset pool and the then-current borrowings on the 2016 Unsecured Credit Facility do not exceed the maximum available under the 2016 Unsecured Credit Facility given the availability limitations described above.  Further, to be eligible as an unencumbered asset, the anticipated property must: be franchised with a nationally-recognized franchisor; satisfy certain ownership, management and operating lessee criteria; and not be subject to material defects, such as liens, title defects, environmental contamination and other standard lender criteria.

At February 19, 2016, 42 of our unencumbered hotel properties are included in the borrowing base supporting the 2016 Unsecured Credit Facility. Thus, none of these properties is available to be leveraged with other indebtedness while included in the borrowing base.

The Company transferred to the 2016 Unsecured Credit Facility the outstanding principal balance of $170.0 million on the former $300 million senior unsecured credit facility, and the former $300 million senior unsecured credit facility was paid off in full and terminated upon entry into the 2016 Unsecured Credit Facility described above.

The interest rate swap entered into on September 5, 2013 with a notional value of $75.0 million, an effective date of January 2, 2014 and a maturity date of October 10, 2018 remains outstanding.  This interest rate swap was designated as a cash flow hedge and effectively fixes LIBOR at 2.04% and the interest rate on borrowings under a portion of the $150 Million Term Loan to a fixed rate of 3.64%.

2015 Unsecured Term Loan

On April 7, 2015, our operating partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $125.0 million unsecured term loan with KeyBank National Association, as administrative agent, Regions Bank and Raymond James Bank, N.A., as co-syndication agents, KeyBanc Capital Markets, Inc., Regions Capital Markets and Raymond James Bank, N.A., as co-lead arrangers, and a syndicate of lenders including KeyBank National Association, Regions Bank, Raymond James Bank, N.A., Branch Banking and Trust Company, and U.S. Bank National Association (the “2015 Term Loan”).

The 2015 Term Loan matures on April 7, 2022 and has an accordion feature which allowed us to increase the total commitments by an aggregate of $75.0 million prior to the maturity date, subject to certain conditions.  On April 21, 2015, the Company exercised $15.0 million of the accordion and added American Bank, N.A. as a lender under the facility.

Outstanding borrowings on the 2015 Term Loan are limited by certain measures related to consolidated unsecured indebtedness of the Company, unencumbered adjusted net operating income, and the aggregate value of the unencumbered assets.  In addition, we are subject to certain financial and other covenants. Borrowings under the 2015 Term Loan are limited by the value of hotel assets that qualify as unencumbered assets. As of December 31, 2015, 47 of our hotel properties qualified as, and are deemed to be, unencumbered assets.

At February 19, 2016, 42 of our unencumbered hotel properties are included in the borrowing base supporting the 2015 Term Loan. Thus, none of these properties is available to be leveraged with other indebtedness while included in the borrowing base.

We are obligated to pay interest at the end of each selected interest period, but not less than quarterly, with all outstanding principal and accrued and unpaid interest due at the maturity of the loan. We have the right to repay all or any portion of the outstanding borrowings from time to time, subject to prepayment fees for the first two years of the term.  We pay interest on advances equal to the sum of LIBOR or the administrative agent’s prime rate and the applicable margin. We are currently paying interest at 2.38% based on LIBOR at December 31, 2015.

The 2015 Term Loan permits our operating partnership and the Company to maintain unsecured credit facilities with other lenders. Furthermore, the 2015 Term Loan permits us to use those assets included in the unencumbered asset pool as unencumbered assets for credit facilities with other lenders, provided that all financial and other covenants are maintained.

At closing we drew the full $125.0 million amount of the unsecured term loan and on April 21, 2015, we drew the $15.0 million exercised on the accordion.  All proceeds were used to pay down the principal balance of our $225 Million Revolver provided under the former $300 million senior unsecured credit facility.

Mortgage Loans

At December 31, 2015, we had $367.1 million in mortgage loans. These loans are secured by first priority mortgage liens on hotel properties.

Additional information regarding our mortgage loans is included in our audited Consolidated Financial Statements and related notes thereto appearing elsewhere in this Form 10-K.

At February 19, 2016, we had $359.8 million in outstanding indebtedness secured by first priority mortgage liens on 37 hotel properties.  We also had $190.0 million borrowed on our 2016 Unsecured Credit Facility and $140.0 million borrowed on our 2015 Term Loan, both of which were supported by 42 hotel properties included in the credit facility borrowing bases.  In addition, we have four other hotels with a total of 715 guestrooms unencumbered by mortgage debt that are available to be used as collateral for future loans.

Equity Transactions

On August 3, 2015, the Company, our operating partnership and Robert W. Baird & Co. Incorporated (“Baird”) entered into a sales agreement (the “Sales Agreement”), pursuant to which the Company may issue and sell from time to time up to $125.0 million in shares of its common stock through Baird, acting as agent or principal. In connection with entering into the new sales agreement with Baird, the Company notified each sales agent under its prior $75 million “at the market” offering program (Baird, Deutsche Bank Securities Inc., JMP Securities LLC, MLV & Co. LLC and RBC Capital Markets, LLC) of the Company’s intent to terminate each of the sales agreements relating to the prior program.  Through February 24, 2016, we have not sold any shares pursuant to the Sales Agreement.

Pursuant to the Sales Agreement, the shares may be offered and sold through Baird in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions.  Baird will be entitled to compensation equal to up to 2.0% of the gross proceeds of the shares sold through Baird from time to time under the Sales Agreement. The Company has no obligation to sell any of the shares under the Sales Agreement and may at any time suspend solicitations and offers under, or terminate, the Sales Agreement.

Capital Expenditures

During the year ended December 31, 2015, we funded $43.2 million in capital expenditures.  We anticipate spending an estimated $40.0 million to $50.0 million on hotel property renovations in 2016. We expect to fund these expenditures through a combination of cash provided by operations, working capital, borrowings under our 2016 Unsecured Credit Facility, or other potential sources of capital, to the extent available to us.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at December 31, 2015 (dollars in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Debt obligations (1)	$839,030	$69,387	$248,334	$92,098	$429,211
Operating lease obligations (2)	112,948	1,269	2,424	2,327	106,928
Purchase obligations (3)	5,212	5,212	—	—	—
Total	$957,190	$75,868	$250,758	$94,425	$536,139

(1)         Amounts shown include amortization of principal, maturities, and estimated interest payments. Interest payments on our variable rate debt have been estimated using the interest rates in effect at December 31, 2015, after giving effect to our interest rate swap.

(2)         Amounts consist primarily of non-cancellable ground lease and corporate office lease obligations.

(3)         This amount represents purchase orders and executed contracts for renovation projects at our hotel properties.

At December 31, 2015, we were under contract to complete the Noble Acquisition for an aggregate purchase price of $109.0 million.  The closing of the Noble Acquisition occurred on January 19, 2016 and January 20, 2016 as described under Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Hotel Property Portfolio Activity — Acquisitions.”

Inflation

Operators of hotel properties, in general, possess the ability to adjust guestroom rates daily to reflect the effects of inflation on our operating expenses. However, competitive pressures may limit the ability of our management companies to raise guestroom rates and thus, we may not be able to offset increased expenses with an increase in revenues.

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

Investment in Hotel Properties

Acquisitions. We allocate the purchase price of acquired hotel properties based on the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities.  Intangible assets may include certain value associated with the on-going operations of the hotel business being acquired as part of the hotel property acquisition.  Acquired intangible assets that derive their values from real property or an interest in real property, are inseparable from that real property or interest in real property, and do not produce or contribute to the production of income other than consideration for the use or occupancy of space, are recorded as a component of the related real estate asset in our Consolidated Financial Statements.  Identifiable intangible assets or liabilities may also arise from assumed contractual arrangements as part of the acquisition of the hotel property, including terms that are above or below market compared to an estimated fair market value of the agreement at the acquisition date. We determine the acquisition-date fair values of all assets and assumed liabilities using appraisals prepared by independent appraisers. Acquisition costs are expensed as incurred. Changes in estimates and judgments related to the allocation of the purchase price could result in adjustments to our investment in hotel properties or intangible assets, which can affect depreciation and/or amortization expense and our results of operations.

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

Intangible Assets

We amortize intangible assets with determined finite useful lives using the straight-line method.  We do not amortize intangible assets with indefinite useful lives, but we evaluate these assets for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired.

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

Revenue Recognition

Our revenues are comprised of room revenue and other hotel operations revenue, which includes revenues from the sale of food and beverages and other ancillary amenities. We recognize revenues, net of any sales and occupancy taxes collected from guests, when guestrooms are occupied and services are rendered. All rebates and discounts are recorded as a reduction in revenue. Appropriate allowances are made for doubtful accounts and are recorded as bad debt expense. The allowances are calculated as a percentage of aged accounts receivable and take into consideration past collection history and specific customer information. Cash received prior to guest arrival is recorded as an advance from the customer and is recognized as revenue at the time of occupancy.

Equity-Based Compensation

Our Equity Plan and Amended Equity Plan provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards. We account for equity-based compensation using the Black-Scholes option-pricing model for stock options and the grant date fair value of our common stock for all other awards. Some of the awards we issue are performance or market-based awards and are valued using a Monte Carlo simulation model. We expense these awards over the vesting period. The amount of the expense may be subject to adjustment in future periods due to a change in forfeiture assumptions.

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

We account for federal and state income taxes of our TRS using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amounts of existing assets and liabilities based on GAAP and respective carrying amounts for tax purposes, and operating losses and tax credit carryforwards. However, deferred tax assets are only recognized to the extent that it is more likely than not that they will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In the event that these assumptions change, the deferred taxes may change.

New Accounting Standards Adopted

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The ASU changed the criteria for reporting discontinued operations while enhancing related disclosures. Criteria for discontinued operations now include only disposals that represent a strategic shift in operations with a major effect on operations and financial results. ASU 2014-08 is to be applied on a prospective basis and had a required adoption date of January 1, 2015; however, we elected early adoption in the first quarter of 2014, which is permitted for disposals and classifications of assets as “held for sale,” provided such assets had not been reported previously in discontinued operations.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our Consolidated Financial Statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This standard becomes effective for the Company on January 1, 2017.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which changes the way reporting enterprises evaluate the consolidation of limited partnerships, variable interests and similar entities. This standard will be effective for the first annual reporting period beginning after December 15, 2015 with early adoption permitted. We do not anticipate that the adoption of ASU No. 2015-02 will have a material effect on our consolidated financial position or our consolidated results of operations.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the debt liability. This standard is effective for periods beginning after December 15, 2015 with early adoption permitted and will be applied on a retrospective basis. We do not anticipate that the adoption of ASU No. 2015-03 will have a material effect on our consolidated financial position or our consolidated results of operations.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which illustrates certain guidance governing adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts initially recognized or would have resulted in the recognition of additional assets and liabilities. ASU No. 2015-16 eliminates the requirement to retrospectively account for such adjustments. ASU No. 2015-16 is effective for our fiscal year commencing on January 1, 2016. We do not anticipate that the adoption of ASU No. 2015-16 will have a material effect on our consolidated financial position or our consolidated results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for our fiscal year commencing on January 1, 2017.

We do not anticipate that the adoption of ASU No. 2015-17 will have a material effect on our consolidated financial position or our consolidated results of operations.

Recent Developments

Equity

On January 1, 2016, a total of 31,042 Common Units were tendered for redemption and were redeemed for an equivalent number of shares of our common stock.

Acquisitions

On January 19, 2016, we acquired the 226 guestroom Courtyard by Marriott in the West End of Nashville, TN for $71.0 million.  On January 20, 2016, we acquired the 160 guestroom Residence Inn in midtown Atlanta, GA for a purchase price of $38.0 million.  Funds for the completion of these transactions were provided by our 2016 Unsecured Credit Facility.

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

At December 31, 2015, we were party to an interest rate derivative agreement, with a total notional amount of $75.0 million, where we receive variable-rate payments in exchange for making fixed-rate payments. This agreement is accounted for as a cash flow hedge and has a termination value of $1.9 million.

At December 31, 2015, after giving effect to our interest rate derivative agreement, $402.7 million, or 59.5%, of our debt had fixed interest rates and $274.4 million, or 40.5%, had variable interest rates.  At December 31, 2014, after giving effect to our interest rate derivative agreements, $465.2 million, or 74.3%, of our debt had fixed interest rates and $161.3 million, or 25.7%, had variable interest rates. Assuming no increase in the level of our variable rate debt outstanding as of December 31, 2015, if interest rates increased by 1.0% our cash flow would decrease by approximately $2.7 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At December 31, 2015, we have $35.7 million of debt maturing in 2016 all of which has fixed rates. Additionally, we have other scheduled payments of principal on debt in 2016 totaling $8.5 million.

Item 8.                                 Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are included on pages F-1 through F-38 of this Annual Report on Form 10-K and are incorporated by reference herein.

Item 9.                                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                        Controls and Procedures.

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that we had effective internal control over financial reporting as of December 31, 2015.

Ernst & Young LLP, our independent registered public accounting firm, has issued an auditor’s attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. This report is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Beginning in the third quarter of 2015 and continuing through the fourth quarter of 2015, we began implementing a change in our internal control over financial reporting relating to a new enterprise resource planning (“ERP”) system that we believe has enhanced our internal control over financial reporting.

The introduction of our new ERP system resulted in the strengthening of many of our financial reporting controls and procedures. Such changes were identified and planned prior to their introduction into our internal controls over financial reporting. Following implementation, these new controls were validated in the fourth quarter of 2015 according to our established processes.

There were no other material changes in our internal control over financial reporting during the year ended December 31, 2015.

Item 9B.                        Other Information.

None.

PART III

Item 10.                          Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Definitive Proxy Statement on Schedule 14A (the “2016 Proxy Statement”) for the 2016 Annual Meeting of Stockholders.

Item 11.                          Executive Compensation.

The information required by this item is incorporated by reference to our 2016 Proxy Statement.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the 2016 Proxy Statement.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the 2016 Proxy Statement.

Item 14.                          Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the 2016 Proxy Statement.

PART IV

Item 15.                          Exhibits and Financial Statement Schedules.

1.              Financial Statements:

Included herein at pages F-1 through F-38

2.              Financial Statement Schedules:

The following financial statement schedule is included herein at pages F-39 - F-41.

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: February 24, 2016	By:	/s/ Thomas W. Storey
Thomas W. Storey
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel P. Hansen	President, Chief Executive Officer and Director	February 24, 2016
Daniel P. Hansen	(principal executive officer)

/s/ Greg A. Dowell	Executive Vice President, Chief Financial	February 24, 2016
Greg A. Dowell	Officer and Treasurer

/s/ Paul Ruiz	Vice President and Chief Accounting Officer	February 24, 2016
Paul Ruiz

/s/ Thomas W. Storey	Chairman of the Board of Directors	February 24, 2016
Thomas W. Storey

/s/ Bjorn R. L. Hanson	Director	February 24, 2016
Bjorn R. L. Hanson

/s/ Jeffrey W. Jones	Director	February 24, 2016
Jeffrey W. Jones

/s/ Kenneth J. Kay	Director	February 24, 2016
Kenneth J. Kay

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1

Articles of Amendment and Restatement of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed by Summit Hotel Properties, Inc. on February 28, 2012)

3.2

Articles Supplementary designating the Company’s 9.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on October 28, 2011)

3.3

Articles Supplementary designating the Company’s 7.875% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on December 7, 2012)

3.4

Articles Supplementary designating the Company’s 7.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on March 19, 2013)

3.5

Amended and Restated Bylaws of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

3.6

First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP, dated February 14, 2011, as amended (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 6, 2013)

3.7

First Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on October 28, 2011)

3.8

Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on April 16, 2012)

3.9

Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on December 7, 2012)

3.10

Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on March 19, 2013)

4.1

Specimen certificate of common stock of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on February 7, 2011)

4.2

Specimen certificate for the 9.25% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-11 (Registration No. 333-177317) filed by Summit Hotel Properties, Inc. on October 24, 2011)

10.1

$450,000,000 Credit Agreement, dated as of January 15, 2016, among Summit Hotel OP, LP, as Borrower, Summit Hotel Properties, Inc., as Parent Guarantor, the other guarantors named therein, as Subsidiary Guarantor, the Initial Lenders, Initial Issuing Banks and Swing Line Banks named therein, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A. and Regions Bank, as Co-Syndication Agents, with Deutsche Bank Securities Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Regions Capital Markets, as Joint Lead Arrangers and as Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 20, 2016)

10.2

$125,000,000 Credit Agreement, dated as of April 7, 2015, among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, Key Bank National Association, Regions Bank, Raymond James Bank, N.A., Branch Banking and Trust Company and U.S. Bank National Association. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on April 13, 2015)

10.3

Accession Agreement, dated April 21, 2015, among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, American Bank N.A., and KeyBank National Association (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 4, 2015)

10.4†	First Amendment to Credit Agreement dated as of December 21, 2015, among Summit Hotel OP, LP, KeyBank National Association and the financial institutions party to the Credit Agreement.
10.5†	Second Amendment to Credit Agreement dated as of January 15, 2016, among Summit Hotel OP, LP, KeyBank National Association and the financial institutions party to the Credit Agreement.
10.6

Amended and Restated Hotel Management Agreement, dated February 14, 2011, among Interstate Management Company, LLC and the subsidiaries of Summit Hotel Properties, Inc. party thereto (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011)

10.7

First Amendment to Amended and Restated Hotel Management Agreement, dated June 30, 2011, among Interstate Management Company, LLC and the subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 15, 2011)

10.8

Form of Lease Agreement between Summit Hotel OP, LP and TRS Lessee (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

10.9

Sourcing Agreement between Six Continents Hotel, Inc., d/b/a InterContinental Hotels Group, and Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on December 3, 2010)

10.10*

Summit Hotel Properties, Inc. 2011 Equity Incentive Plan, as amended and restated effective June 15, 2015 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed by Summit Hotel Properties, Inc. on April 28, 2015)

10.11*	Form of Option Award Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010)
10.12*

Form of Incentive Award Agreement between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 5, 2012)

10.13*

Form of Stock Award Agreement (Performance Based Shares) between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 5, 2012)

10.14*

Form of Stock Award Agreement (Service-Based Shares) between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 5, 2012)

10.15*

Form of Stock Award Agreement (Performance Based Shares) between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 4, 2015)

10.16*

Employment Agreement, dated May 28, 2014, between Summit Hotel Properties, Inc. and Daniel P. Hansen (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 6, 2014)

10.17*

Employment Agreement, dated May 28, 2014, between Summit Hotel Properties, Inc. and Craig J. Aniszewski (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 6, 2014)

10.18*

Employment Agreement, dated May 28, 2014, between Summit Hotel Properties, Inc. and Christopher R. Eng (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 6, 2014)

10.19*

Employment Agreement, dated September 11, 2014 and effective as of October 1, 2014, between Summit Hotel Properties, Inc. and Greg A. Dowell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on September 11, 2014)

10.20*

Employment Agreement, dated March 3, 2015, between Summit Hotel Properties, Inc. and Paul Ruiz (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 4, 2015)

10.21*

Severance and Release Agreement, dated July 30, 2015, between Summit Hotel Properties, Inc. and Kerry W. Boekelheide (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 3, 2015)

10.22*

Severance and Release Agreement, dated June 16, 2014, between Summit Hotel Properties, Inc. and Stuart J. Becker (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 6, 2014)

10.23*

Form of Indemnification Agreement between Summit Hotel Properties, Inc. and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010)

10.24

Sales Agreement, dated as of August 3, 2015, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Robert W. Baird & Co. Incorporated (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 3, 2015)

10.25

Real Estate Purchase and Sale Agreement, dated as of June 2, 2015, by and among the Sellers listed on Schedule 1 attached thereto, Summit Hotel OP, LP and American Realty Capital Hospitality Portfolio SMT, LLC, relating to the sale of 16 hotels (“ARCH PSA #1”) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed by Summit Hotel Properties, Inc. on August 3, 2015)

10.26

Letter Agreement, dated July 15, 2015, amending ARCH PSA #1 (as defined below) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed by Summit Hotel Properties, Inc. on August 3, 2015)

10.27

Real Estate Purchase and Sale Agreement, dated as of June 2, 2015, by and among the Sellers listed on Schedule 1 attached thereto, Summit Hotel OP, LP and American Realty Capital Hospitality Portfolio SMT, LLC, relating to the sale of 10 hotels (“ARCH PSA #2”) (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed by Summit Hotel Properties, Inc. on August 3, 2015)

10.28

Letter Agreement, dated July 15, 2015, amending ARCH PSA #2 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed by Summit Hotel Properties, Inc. on August 3, 2015)

10.29

Letter Agreement, dated as of February 11, 2016, by and among Summit Hotel OP, LP, and certain affiliated entities, and American Realty Capital Hospitality Portfolio SMT, LLC, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 16, 2016)

10.30

$27.5 million Loan Agreement, dated as of February 11, 2016, between American Realty Capital Hospitality Trust, Inc. and Summit Hotel OP, LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 16, 2016)

12.1†	Calculation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
21.1†	List of Subsidiaries of Summit Hotel Properties, Inc.
23.1†	Consent of Ernst & Young, LLP
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

† Filed herewithin

SUMMIT HOTEL PROPERTIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Summit Hotel Properties, Inc.

We have audited the accompanying consolidated balance sheets of Summit Hotel Properties, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Hotel Properties, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Summit Hotel Properties, Inc.

We have audited Summit Hotel Properties, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Summit Hotel Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Summit Hotel Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Summit Hotel Properties, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2015 of Summit Hotel Properties, Inc. and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 24, 2016

Summit Hotel Properties, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,	December 31,
	2015	2014
ASSETS

Investment in hotel properties, net	$1,333,407	$1,339,415
Investment in hotel properties under development	—	253
Land held for development	5,742	8,183
Assets held for sale	133,138	300
Cash and cash equivalents	29,326	38,581
Restricted cash	23,073	34,395
Trade receivables	9,437	7,681
Prepaid expenses and other	15,281	6,181
Derivative financial instruments	—	66
Deferred charges, net	9,188	9,641
Deferred tax asset, net	112	176
Other assets	22,250	14,152
Total assets	$1,580,954	$1,459,024

LIABILITIES AND EQUITY

Liabilities:
Debt	$677,096	$626,533
Accounts payable	2,947	7,271
Accrued expenses and other	42,174	38,062
Derivative financial instruments	1,811	1,957
Total liabilities	724,028	673,823

Commitments and contingencies (Note 9)

Equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized:
9.25% Series A - 2,000,000 shares issued and outstanding at December 31, 2015 and 2014 (aggregate liquidation preference of $50,398 at December 31, 2015 and 2014)	20	20
7.875% Series B - 3,000,000 shares issued and outstanding at December 31, 2015 and 2014 (aggregate liquidation preference of $75,324 at December 31, 2015 and 2014)	30	30
7.125% Series C - 3,400,000 shares issued and outstanding at December 31, 2015 and 2014 (aggregate liquidation preference of $85,522 at December 31, 2015 and 2014)	34	34
Common stock, $.01 par value per share, 500,000,000 shares authorized, 86,793,521 and 86,149,720 shares issued and outstanding at December 31, 2015 and 2014, respectively	868	861
Additional paid-in capital	894,060	888,191
Accumulated other comprehensive loss	(1,666)	(1,746)
Accumulated deficit and distributions	(40,635)	(107,779)
Total stockholders’ equity	852,711	779,611
Non-controlling interests in operating partnership	4,215	5,590
Total equity	856,926	785,201
Total liabilities and equity	$1,580,954	$1,459,024

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
Room	$436,202	$380,472	$283,279
Other hotel operations revenue	27,253	22,994	15,679
Total revenues	463,455	403,466	298,958

Expenses:
Hotel operating expenses:
Room	109,844	101,150	80,391
Other direct	64,010	55,388	39,815
Other indirect	121,974	104,959	78,136
Total hotel operating expenses	295,828	261,497	198,342
Depreciation and amortization	64,052	63,763	49,330
Corporate general and administrative	21,204	19,884	12,929
Hotel property acquisition costs	1,246	769	1,886
Loss on impairment of assets	1,115	8,847	1,369
Total expenses	383,445	354,760	263,856
Operating income	80,010	48,706	35,102

Other income (expense):
Interest expense	(30,414)	(28,517)	(21,991)
Gain on disposal of assets, net	65,067	391	363
Other income (expense)	11,146	595	(1,955)
Total other income (expense)	45,799	(27,531)	(23,583)
Income from continuing operations before income taxes	125,809	21,175	11,519
Income tax expense	(553)	(744)	(4,894)
Income from continuing operations	125,256	20,431	6,625
Income (loss) from discontinued operations	—	492	(728)
Net income	125,256	20,923	5,897

Income (loss) attributable to non-controlling interests:
Operating partnership	819	51	(297)
Joint venture	—	1	316
Net income attributable to Summit Hotel Properties, Inc.	124,437	20,871	5,878
Preferred dividends	(16,588)	(16,588)	(14,590)
Net income (loss) attributable to common stockholders	$107,849	$4,283	$(8,712)

Earnings (loss) per share - Basic:
Net income (loss) per share from continuing operations	$1.25	$0.04	$(0.11)
Net income (loss) per share from discontinued operations	—	0.01	(0.01)
Net income (loss) per share	$1.25	$0.05	$(0.12)

Earnings (loss) per share - Diluted:
Net income (loss) per share from continuing operations	$1.24	$0.04	$(0.11)
Net income (loss) per share from discontinued operations	—	0.01	(0.01)
Net income (loss) per share	$1.24	$0.05	$(0.12)

Weighted average common shares outstanding:
Basic	85,920	85,242	70,327
Diluted	87,144	85,566	70,327

Dividends per share	$0.47	$0.46	$0.45

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net income	$125,256	$20,923	$5,897
Other comprehensive income (loss), net of tax:
Changes in fair value of derivative financial instruments	81	(371)	(881)
Total other comprehensive income (loss)	81	(371)	(881)
Comprehensive income	125,337	20,552	5,016
Comprehensive income (loss) attributable to non-controlling interests:
Operating partnership	820	47	(327)
Joint venture	—	1	316
Comprehensive income attributable to Summit Hotel Properties, Inc.	124,517	20,504	5,027
Preferred dividends	(16,588)	(16,588)	(14,590)
Comprehensive income (loss) attributable to common stockholders	$107,929	$3,916	$(9,563)

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.

Consolidated Statements of Changes in Equity

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except share amounts)

						Accumulated
	Shares of		Shares of			Other	Accumulated	Total	Non-controlling Interests
	Preferred	Preferred	Common	Common	Additional	Comprehensive	Deficit and	Shareholders’	Operating	Joint	Total
	Stock	Stock	Stock	Stock	Paid-In Capital	Income (Loss)	Distributions	Equity	Partnership	Venture	Equity
Balance at December 31, 2012	5,000,000	$50	46,159,652	$462	$468,820	$(528)	$(31,985)	$436,819	$36,718	$—	$473,537
Net proceeds from sale of common stock	—	—	34,500,000	345	299,727	—	—	300,072	—	—	300,072
Net proceeds from sale of preferred stock	3,400,000	34	—	—	81,689	—	—	81,723	—	—	81,723
Common stock redemption of common units	—	—	4,414,950	44	30,574	—	—	30,618	(30,618)	—	—
Contribution by non-controlling interests in joint venture	—	—	—	—	—	—	—	—	—	7,500	7,500
Dividends paid	—	—	—	—	—	—	(46,470)	(46,470)	(1,124)	—	(47,594)
Equity-based compensation	—	—	327,806	3	2,048	—	—	2,051	73	—	2,124
Other comprehensive income (loss)	—	—	—	—	—	(851)	—	(851)	(30)	—	(881)
Net income (loss)	—	—	—	—	—	—	5,878	5,878	(297)	316	5,897
Balance at December 31, 2013	8,400,000	84	85,402,408	854	882,858	(1,379)	(72,577)	809,840	4,722	7,816	822,378
Common stock redemption of common units	—	—	438,631	4	2,425	—	—	2,429	(2,429)	—	—
Common units issued for acquisition	—	—	—	—	—	—	—	—	3,685	—	3,685
Acquisition of non-controlling interest in joint venture	—	—	—	—	(415)	—	—	(415)	—	(7,817)	(8,232)
Dividends paid	—	—	—	—	—	—	(56,073)	(56,073)	(477)	—	(56,550)
Equity-based compensation	—	—	321,269	3	3,479	—	—	3,482	42	—	3,524
Other	—	—	(12,588)	—	(156)	—	—	(156)	—	—	(156)
Other comprehensive income (loss)	—	—	—	—	—	(367)	—	(367)	(4)	—	(371)
Net income	—	—	—	—	—	—	20,871	20,871	51	1	20,923
Balance at December 31, 2014	8,400,000	84	86,149,720	861	888,191	(1,746)	(107,779)	779,611	5,590	—	785,201
Common stock redemption of common units	—	—	268,947	3	1,919	—	—	1,922	(1,922)	—	—
Dividends paid	—	—	—	—	—	—	(57,293)	(57,293)	(309)	—	(57,602)
Equity-based compensation	—	—	411,239	4	4,713	—	—	4,717	36	—	4,753
Other	—	—	(36,385)	—	(763)	—	—	(763)	—	—	(763)
Other comprehensive income (loss)	—	—	—	—	—	80	—	80	1	—	81
Net income	—	—	—	—	—	—	124,437	124,437	819	—	125,256
Balance at December 31, 2015	8,400,000	$84	86,793,521	$868	$894,060	$(1,666)	$(40,635)	$852,711	$4,215	$—	$856,926

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013

OPERATING ACTIVITIES
Net income	$125,256	$20,923	$5,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,052	63,776	51,289
Deferred finance cost amortization	1,723	1,549	1,854
Loss on impairment of assets	1,115	9,247	9,044
Equity-based compensation	4,753	3,524	2,124
Deferred tax asset, net	64	(127)	3,948
Gain on disposal of assets, net	(65,067)	(446)	(4,308)
Other	1,287	48	45
Changes in operating assets and liabilities:
Restricted cash - operating	18	(631)	(1,309)
Trade receivables, net	(1,727)	(419)	(1,753)
Prepaid expenses and other	28	3,618	(3,654)
Accounts payable and Accrued expenses and other	714	1,077	9,259
NET CASH PROVIDED BY OPERATING ACTIVITIES	132,216	102,139	72,436

INVESTING ACTIVITIES
Acquisitions of hotel properties	(236,518)	(177,820)	(441,573)
Acquisition of non-controlling interest in joint venture	—	(8,232)	—
Investment in hotel properties under development	(75)	(253)	—
Acquisition of land held for development	—	—	(2,800)
Improvements and additions to hotel properties	(43,197)	(42,432)	(53,222)
Escrow deposits for acquisitions	(10,046)	—	—
Amounts drawn under note funding obligation	(2,634)	(7,366)	—
Purchases of office furniture and equipment	—	—	(398)
Proceeds from asset dispositions, net of closing costs	150,054	19,280	52,850
Restricted cash - FF&E reserve	11,304	16,275	(22,291)
NET CASH USED IN INVESTING ACTIVITIES	(131,112)	(200,548)	(467,434)

FINANCING ACTIVITIES
Proceeds from issuance of debt	600,407	263,601	587,245
Principal payments on debt	(550,150)	(115,829)	(497,801)
Financing fees on debt	(2,250)	(782)	(3,421)
Proceeds from equity offerings, net of offering costs	—	—	381,795
Proceeds from contribution by joint venture partner	—	—	7,500
Dividends paid	(57,602)	(56,550)	(47,594)
Other	(764)	(156)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,359)	90,284	427,724

Net change in cash and cash equivalents	(9,255)	(8,125)	32,726

CASH AND CASH EQUIVALENTS
Beginning of period	38,581	46,706	13,980
End of period	$29,326	$38,581	$46,706

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$28,927	$26,925	$19,989

Capitalized interest	$75	$253	$400

Cash payments for income taxes, net of refunds	$2,436	$926	$681

Mortgage debt assumed for acquisitions of hotel properties	$—	$43,172	$33,532

Fair value of common units issued for acquisition of hotel	$—	$3,685	$—

See Notes to Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –– DESCRIPTION OF BUSINESS

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

At December 31, 2015, our portfolio consists of 87 Upscale and Upper-midscale hotels with a total of 11,420 guestrooms located in 24 states. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our short taxable year ended December 31, 2011. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiary (“TRS”). We indirectly own 100% of the outstanding equity interests in all of our TRS Lessees.

NOTE 2 –– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Investment in Hotel Properties

The Company allocates the purchase price of acquired hotel properties based on the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Intangible assets may include certain value associated with the on-going operations of the hotel business being acquired as part of the hotel property acquisition.  Acquired intangible assets that derive their values from real property or an interest in real property, are inseparable from that real property or interest in real property, and do not produce or contribute to the production of income other than consideration for the use or occupancy of space, are recorded as a component of the related real estate asset in our Consolidated Financial Statements.  Identifiable intangible assets or liabilities may also arise from assumed contractual arrangements as part of the acquisition of the hotel property, including terms that are above or below market compared to an estimated fair market value of the agreement at the acquisition date. We make adjustments, if and when necessary, to the recorded amounts of the acquired assets and liabilities within one year of consummation of the transaction in accordance with ASC 805, Business Combinations.  We determine the acquisition-date fair values of all assets and assumed liabilities using methods similar to those used by independent appraisers, including using a discounted cash flow analysis that uses appropriate discount or capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  Acquisition costs are expensed as incurred.

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

We generally depreciate our hotel properties and related assets using the straight-line method over their estimated useful lives as follows:

Classification	Estimated Useful Lives
Buildings and improvements	6 to 40 years
Furniture, fixtures and equipment	2 to 15 years

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

Intangible Assets

We amortize intangible assets with determined finite useful lives using the straight-line method.  We do not amortize intangible assets with indefinite useful lives, but we evaluate these assets for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired.

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

Additionally, we have in the past and may in the future enter into purchase and sale transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (“IRC”), for the exchange of like-kind property to defer taxable gains on the sale of properties (“1031 Exchange”).  For reverse transactions under a 1031 Exchange in which we purchase a new property prior to selling the property to be matched in the like-kind exchange (we refer to a new property being acquired by us in the 1031 Exchange prior to the sale of the related property as a “Parked Asset”), legal title to the Parked Asset is held by a Qualified Intermediary engaged to execute the 1031 Exchange until the sale transaction and the 1031 Exchange is completed.  We retain essentially all of the legal and economic benefits and obligations related to the Parked Assets prior to completion of the 1031 Exchanges.  As such, the Parked Assets are included in our Consolidated Balance Sheets and Consolidated Statements of Operations as VIE’s until legal title is transferred to us upon completion of the 1031 Exchanges.

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

Trade Receivables and Credit Policies

We grant credit to qualified customers, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of hotel guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables are stated at the amount billed to the customer and do not accrue interest.

We regularly review the collectability of our trade receivables. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.1 million at December 31, 2015 and 2014. Bad debt expense was $0.3 million, $0.4 million and $0.6 million for 2015, 2014 and 2013, respectively.

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

Our Consolidated Financial Statements include non-controlling interests related to i) common units of limited partnership interests (“Common Units”) in the Operating Partnership held by unaffiliated third parties, and ii) prior to the second quarter of 2014, a 19% interest in a consolidated joint venture held by our joint venture partner, which we acquired from our joint venture partner in the second quarter of 2014.

Revenue Recognition

We recognize revenue when guestrooms are occupied and services have been rendered. Revenues are recorded net of any sales and other taxes collected from customers. All rebates or discounts are recorded as a reduction to revenue. Cash received prior to guest arrival is recorded as an advance from the customer and is recognized at the time of occupancy.

Sales and Other Taxes

We have operations in states and municipalities that impose sales and/or other taxes on certain sales. We collect these taxes from our customers and remit the entire amount to the various governmental units. The taxes collected and remitted are excluded from revenues and are included in accrued expenses until remitted.

Equity-Based Compensation

Our 2011 Equity Incentive Plan which was amended and restated effective June 15, 2015 (the “Equity Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other stock-based awards. We account for the stock options granted upon completion of our IPO at fair value using the Black-Scholes option-pricing model and we account for all other awards of equity, including time-based and performance-based stock awards, using the grant date fair value of those equity awards. Restricted stock awards with performance-based vesting conditions are market-based awards tied to total stockholder return and are valued using a Monte Carlo simulation model in accordance with ASC Topic 718 “Compensation — Stock Compensation” (formerly SFAS 123R). We expense the fair value of awards under the Equity Plan ratably over the vesting period and market-based awards are not adjusted for performance. The amount of stock-based compensation expense may be subject to adjustment in future periods due to a change in forfeiture assumptions or modification of previously granted awards.

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

We elected not to use the fair value option for cash and cash equivalents, restricted cash, trade receivables, prepaid expenses and other, debt, accounts payable, and accrued expenses and other. With the exception of our fixed-rate debt (See “Note 5 — Debt”), the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates.

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

New Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The ASU changed the criteria for reporting discontinued operations while enhancing related disclosures. Criteria for discontinued operations now include only disposals that represent a strategic shift in operations with a major effect on operations and financial results. ASU 2014-08 is to be applied on a prospective basis and had a required adoption date of January 1, 2015; however, we elected early adoption in the first quarter of 2014, which is permitted for disposals and classifications of assets as “held for sale,” provided such assets had not been reported previously in discontinued operations.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our Consolidated Financial Statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This standard becomes effective for the Company on January 1, 2017.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which changes the way reporting enterprises evaluate the consolidation of limited partnerships, variable interests and similar entities. This standard will be effective for the first annual reporting period beginning after December 15, 2015 with early adoption permitted. We are evaluating the effect that ASU No. 2015-02 will have on our Consolidated Financial Statements and related disclosures, but we do not anticipate that adoption of this accounting standard will have a material effect on our consolidated financial position or our consolidated results of operations.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the debt liability. This standard is effective for periods beginning after December 15, 2015 with early adoption permitted and will be applied on a retrospective basis. The new standard will be effective for our fiscal year beginning on January 1, 2016. We are evaluating the effect that ASU No. 2015-03 will have on our Consolidated Financial Statements and related disclosures, but we do not anticipate that adoption of this accounting standard will have a material effect on our consolidated financial position or our consolidated results of operations.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which illustrates certain guidance governing adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement amounts initially recognized or would have resulted in the recognition of additional assets and liabilities. ASU No. 2015-16 eliminates the requirement to retrospectively account for such adjustments. ASU No. 2015-16 is effective for our fiscal year commencing on January 1, 2016. We do not anticipate that the adoption of ASU No. 2015-16 will have a material effect on our consolidated financial position or our consolidated results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for our fiscal year commencing on January 1, 2017. We do not anticipate that the adoption of ASU No. 2015-17 will have a material effect on our consolidated financial position or our consolidated results of operations.

NOTE 3 –– INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties, net

Investment in hotel properties, net at December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Land	$149,996	$164,570
Hotel buildings and improvements	1,222,017	1,202,451
Construction in progress	6,555	15,609
Furniture, fixtures and equipment	123,332	136,456
	1,501,900	1,519,086
Less accumulated depreciation	168,493	179,671
	$1,333,407	$1,339,415

Depreciation expense was $63.7 million, $63.3 million, and $48.9 million for 2015, 2014 and 2013, respectively.

Assets Held for Sale

Assets held for sale at December 31, 2015 and 2014 include (in thousands):

	2015	2014

Land	$24,250	$300
Hotel building and improvements	97,249	—
Furniture, fixtures and equipment	10,906	—
Construction in progress	42	—
Franchise fees	691	—
	$133,138	$300

On June 2, 2015, the Operating Partnership and certain affiliated entities entered into two separate agreements (collectively, the “ARCH Agreement”), as amended on July 15, 2015, to sell a portfolio of 26 hotels containing an aggregate of 2,793 guestrooms to affiliates of American Realty Capital Hospitality Trust, Inc. (“ARCH”) for an aggregate cash purchase price of approximately $347.4 million (the “ARCH Sale”). The hotels were to be sold in three separate closings.  As a result, the 26 hotels to be sold were reclassified as Assets Held for Sale upon execution of the ARCH Agreement.  The first closing of 10 hotels consisting of 1,090 guestrooms was completed on October 15, 2015 for an aggregate cash payment of $150.1 million (the “First Closing”). The First Closing resulted in a gain on the sale of assets of $66.6 million that was recorded in the fourth quarter of 2015.   The remaining 16 hotel properties are recorded as Assets Held for Sale at December 31, 2015 as follows:

Hotel	Location	Guestrooms
Fairfield Inn & Suites	Denver, CO	160	(1)
Fairfield Inn & Suites	Bellevue, WA	144	(1)
SpringHill Suites	Denver, CO	124	(1)
Hilton Garden Inn	Fort Collins, CO	120	(1)
Fairfield Inn & Suites	Spokane, WA	84	(1)
Hampton Inn	Fort Collins, CO	75	(1)
		707

Aloft	Jacksonville, FL	136	(2)
Holiday Inn Express	Vernon Hills, IL	119	(2)
Courtyard	Jackson, MS	117	(2)
Residence Inn	Jackson, MS	100	(2)
Courtyard	Germantown, TN	93	(2)
Staybridge Suites	Ridgeland, MS	92	(2)
Homewood Suites	Ridgeland, MS	91	(2)
Courtyard	El Paso, TX	90	(2)
Fairfield Inn & Suites	Germantown, TN	80	(2)
Residence Inn	Germantown, TN	78	(2)
		996
		1,703

(1)  These hotel properties were sold on February 11, 2016. See “Note 17 – Subsequent Events” to these Consolidated Financial Statements.

(2)  These hotel properties are currently under contract to be sold. See “Note 17 – Subsequent Events” to these Consolidated Financial Statements.

We anticipate executing reverse and forward 1031 Exchanges for a substantial portion of the ARCH Sale to defer taxable gains that are expected to result from the sale.  As such, certain hotels that we may purchase before the final closing of the ARCH Sale have been or will be consummated in a manner such that legal title is or will be held by a Qualified Intermediary engaged to execute the 1031 Exchanges until the ARCH Sale is consummated and the 1031 Exchanges are completed.  We retain or will retain essentially all of the legal and economic benefits and obligations related to the Parked Assets.  As such, the Parked Assets are or will be included in our Consolidated Balance Sheet and Consolidated Statements of Operations as VIE’s until legal title is transferred to us upon completion of the 1031 Exchanges.  We completed 1031 Exchanges for four Parked Assets simultaneously with the First Closing.

In addition to the assets of the 16 hotels noted above, assets held for sale at December 31, 2015 includes land parcels in Spokane, WA, Fort Myers, FL and Flagstaff, AZ, which are being actively marketed for sale.

At December 31, 2014, assets held for sale was comprised of a land parcel in Spokane, WA.

Hotel Property Acquisitions

Hotel property acquisitions in 2015 and 2014 were as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Purchase Price		Debt Assumed

2015:
April 13	Hampton Inn & Suites	Minneapolis, MN	$38,951		$—
June 18	Hampton Inn	Boston (Norwood), MA	24,000		—
June 30	Hotel Indigo	Asheville, NC	35,000		—
July 24	Residence Inn	Branchburg, NJ	25,700		—
July 24	Residence Inn	Baltimore (Hunt Valley), MD	31,100		—
October 19	Hyatt House	Miami, FL	39,000		—
October 20	Courtyard by Marriott	Atlanta (Decatur), GA	44,000	(1)	—
Total 2015			$237,751		$—

2014:
January 9	Hilton Garden Inn	Houston, TX	$37,500		$17,846
January 10	Hampton Inn	Santa Barbara (Goleta), CA	27,900	(2)	12,037
January 24	Four Points by Sheraton	San Francisco, CA	21,250		—
March 14	DoubleTree by Hilton	San Francisco, CA	39,060		13,289
August 15	Hilton Garden Inn	Houston (Energy Corridor), TX	36,000		—
September 9	Hampton Inn & Suites	Austin, TX	53,000		—
Total 2014			$214,710		$43,172

(1)           This hotel was a Parked Asset at December 31, 2015 pending the completion of a reverse 1031 Exchange related to the sale of certain properties to ARCH. See “Note 2 — Summary of Significant Accounting Policies — Variable Interest Entities” and “Note 4 — Supplemental Balance Sheet Information” to these Consolidated Financial Statements.  As such, the legal title to this Parked Asset was held by a Qualified Intermediary engaged to execute the 1031 Exchange until the ARCH Sale was consummated on February 11, 2016 and the 1031 Exchange was completed.  We retained essentially all of the legal and economic benefits and obligations related to the Parked Asset.  As such, the Parked Asset was included in our Consolidated Balance Sheet at December 31, 2015 and Consolidated Statement of Operations for the year then ended as a VIE until legal title was transferred to us upon completion of the 1031 Exchange.

(2)           The purchase price for this hotel included the issuance by the Operating Partnership of 412,174 Common Units valued at the time of issuance at $3.7 million. As of December 31, 2015, 141,140 of the Common Units issued had been tendered for redemption and were redeemed for an equivalent number of shares of our common stock.

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

	2015	2014

Land	$18,947	$11,400
Hotel buildings and improvements	208,864	199,573
Furniture, fixtures and equipment	6,803	5,489
Other assets	7,072	11,625
Total assets acquired	241,686	228,087
Less debt assumed	—	(43,172)
Less lease liability assumed	(3,250)	(1,752)
Less other liabilities	(577)	(2,671)
Net assets acquired	$237,859	$180,492

Total revenues and net income for hotel properties acquired in 2015 and 2014, which are included in our Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, are as follows (in thousands):

	2015 Acquisitions	2014 Acquisitions
	2015	2015	2014
Revenues	$22,811	$53,876	$37,655
Net income	$3,317	$7,927	$4,977

The results of operations of acquired hotel properties are included in the Consolidated Statements of Operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information presents the results of operations as if all acquisitions in 2015 and 2014 had taken place on January 1, 2014 and all dispositions had occurred prior to that date. Additionally, the unaudited condensed pro forma information excludes the operating results from discontinued operations and disposed properties which were not classified as discontinued operations after the adoption of ASU 2014-08. The unaudited condensed pro forma financial information is for comparative purposes only and is not necessarily indicative of what actual results of operations would have been had the hotel acquisitions and dispositions taken place on or before January 1, 2014. This information does not purport to be indicative of or represent results of operations for future periods.

The unaudited condensed pro forma financial information for 2015 and 2014 is as follows (in thousands, except per share):

	2015	2014
	(unaudited)

Revenues	$461,454	$424,553
Net income (1)	$58,268	$35,345
Net income attributable to common stockholders, net of amount allocated to participating securities (1)	$41,248	$18,442
Net income per share attributable to common stockholders (1):
Basic	$0.48	$0.22
Diluted	$0.47	$0.22

(1) The pro forma amounts exclude the $66.6 million gain on the sale of hotel properties during the year ended December 31, 2015.

NOTE 4 — SUPPLEMENTAL BALANCE SHEET INFORMATION

Restricted Cash

Restricted cash at December 31, 2015 and 2014 includes (in thousands):

	2015	2014
Property taxes	$2,758	$2,600
Insurance	322	508
FF&E reserves	18,997	30,301
Other funds in escrow	996	986
	$23,073	$34,395

Prepaid Expenses and Other

Prepaid expenses and other at December 31, 2015 and 2014 include (in thousands):

	2015	2014
Earnest money and funds in escrow	$10,046	$1,738
Prepaid insurance	813	1,122
Other	4,422	3,321
	$15,281	$6,181

Deferred Charges

Deferred charges at December 31, 2015 and 2014 include (in thousands):

	2015	2014
Initial franchise fees	$4,760	$6,435
Deferred financing costs	9,804	8,628
	14,564	15,063
Less accumulated amortization	5,376	5,422
Total	$9,188	$9,641

Amortization expense for for the years ended December 31, 2015, 2014, and 2013 was (in thousands):

	2015	2014	2013
Initial franchise fees	$377	$485	$411
Deferred financing costs	1,723	1,549	1,854
	$2,100	$2,034	$2,265

Future amortization expense is expected to be (in thousands):

2016	$2,056
2017	1,747
2018	1,255
2019	757
2020	647
Thereafter	2,726
$9,188

Other Assets

Other assets at December 31, 2015 and 2014 include (in thousands):

	2015	2014
Prepaid land lease	$3,325	$3,373
Notes receivable	12,803	10,779
Acquired intangible assets	6,122	—
	$22,250	$14,152

At December 31, 2015 and 2014, the notes receivable balance detailed above includes amounts drawn under a note funding obligation carrying an interest rate of 10.0% per annum paid monthly, an initial maturity date of May 31, 2017 and an option to extend the maturity date until May 13, 2018.  Of the total $10.0 million note funding obligation, $10.0 million and $7.4 million had been advanced at December 31, 2015 and 2014, respectively.

At December 31, 2015, we have notes receivable totaling $2.7 million included in Other Assets on our Consolidated Balance Sheet related to seller-financing for the sale in a prior year of two hotel properties in Emporia, KS.  The loans have matured and the buyer is currently in payment default under the terms of the loans.  We have initiated proceedings to foreclose on the properties and we have received a judgment of foreclosure on one of the properties and proceedings concerning the other property are ongoing.  We expect to reacquire the properties unless the buyer is able to repay the principal and interest, including default interest and fees, on the notes receivable in full prior to the completion of the foreclosure process.  We believe the collateral value is sufficient to recover the carrying amounts of the notes receivable.  If we reacquire the properties as a result of a foreclosure, then we will classify the properties as held for sale and market them for re-sale to recover the carrying amounts of our notes receivable.

At December 31, 2015, intangible assets consisted of assumed contractual arrangements including terms that were above market compared to an estimated fair market value of the agreement at the acquisition date. These assets are being amortized using the straight-line method over a weighted average amortization period of 30.9 years.  Amortization expense is expected to be $0.2 million for each of the next five years.

Accrued Expenses and Other

Accrued expenses and other at December 31, 2015 and 2014 include the following (in thousands):

	2015	2014
Accrued sales, property and income taxes	$12,901	$13,346
Accrued salaries and benefits	9,366	8,863
Accrued interest	1,862	2,095
Acquired unfavorable leases	4,907	1,722
Accrued expenses at hotels and other	13,138	12,036
	$42,174	$38,062

NOTE 5 –– DEBT

At December 31, 2015, our indebtedness is comprised of borrowings under a $300.0 million senior unsecured credit facility, the 2015 Term Loan (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties.  At December 31, 2015 and 2014 our outstanding indebtedness included (in thousands):

			Amortization		Number of Properties	Outstanding Principal Balance
	Note		Period		Encumbered at	December 31,
Lender	Reference	Interest Rate (a)	(Years)	Maturity Date	December 31, 2015	2015	2014

Senior Unsecured Credit Facility
Deutsche Bank AG New York Branch	(b)
$225 Million Revolver		2.33% Variable	n/a	October 10, 2017	n/a	$95,000	$125,000
$75 Million Term Loan		3.94% Fixed	n/a	October 10, 2018	n/a	75,000	75,000
Total Senior Unsecured Credit Facility						170,000	200,000

Unsecured Term Loan
KeyBank National Association
Term Loan	(c)	2.38% Variable	n/a	April 7, 2022	n/a	140,000	—

Voya (formerly known as ING Life Insurance and Annuity)	(d)	6.10% Fixed	20	March 1, 2019	n/a	—	62,327
	(d)	4.55% Fixed	25	March 1, 2019	n/a	—	32,995
	(d)	5.18% Fixed	20	March 1, 2019	2	42,574	—
	(d)	5.18% Fixed	20	March 1, 2019	4	38,159	—
	(d)	5.18% Fixed	20	March 1, 2019	3	24,610	—

	(d)	5.18% Fixed	20	March 1, 2019	1	17,482	—
KeyBank National Association	(e)	4.46% Fixed	30	February 1. 2023	4	27,991	28,489
	(f)	4.52% Fixed	30	April 1, 2023	3	21,683	22,061
	(g)	4.30% Fixed	30	April 1, 2023	3	21,022	21,403
	(h)	4.95% Fixed	30	August 1, 2023	2	37,352	37,939
Bank of America Commercial Mortgage	(i)	6.41% Fixed	25	September 1, 2017	1	7,916	8,157
Merrill Lynch Mortgage Lending Inc.	(j)	6.38% Fixed	30	August 1, 2016	1	5,047	5,151
GE Capital Financial Inc.	(k)	5.39% Fixed	25	April 1, 2020	1	9,110	9,300
	(k)	5.39% Fixed	25	April 1, 2020	1	4,905	5,007
MetaBank	(l)	4.25% Fixed	20	August 1, 2018	1	6,852	7,104
Bank of Cascades	(m)	2.43% Variable	25	December 19, 2024	1	9,556	9,800
	(m)	4.30% Fixed	25	December 19, 2024	—	9,556	9,800
Goldman Sachs	(n)	5.67% Fixed	25	July 6, 2016	2	13,467	13,787
Compass Bank	(o)	4.57% Fixed	20	May 17, 2018	—	—	12,505
	(p)	2.83% Variable	25	May 6, 2020	3	24,015	24,637
General Electric Capital Corporation	(q)	5.39% Fixed	25	April 1, 2020	1	5,160	5,266
	(q)	5.39% Fixed	25	April 1, 2020	1	6,041	6,167
	(r)	4.11% Variable	20	April 1, 2018	1	5,852	7,213
	(r)	5.03% Fixed	25	March 1, 2019	—	—	9,775
AIG	(s)	6.11% Fixed	20	January 1, 2016	—	—	12,938
Greenwich Capital Financial Products, Inc.	(t)	6.20% Fixed	30	January 6, 2016	—	—	22,711
Wells Fargo Bank, National Association	(u)	5.53% Fixed	25	October 1, 2015	—	—	3,523
	(v)	5.57% Fixed	25	January 1, 2016	—	—	6,038
U.S. Bank, NA	(w)	6.22% Fixed	30	November 1, 2016	1	17,179	17,536
	(x)	6.13% Fixed	25	November 11, 2021	1	11,567	11,819
	(y)	5.98% Fixed	30	March 8, 2016	—	—	13,085
Total Mortgage Loans					38	367,096	426,533
Total Debt					38	$677,096	$626,533

Notes:

(a) Interest rates at December 31, 2015 give effect to our use of interest rate swaps, where applicable.

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

At December 31, 2015, 47 of our unencumbered hotel properties were included in the borrowing base for the senior unsecured credit facility, and are required to remain unencumbered. As a result, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which, we had $170.0 million borrowed and $130.0 million available to borrow.

(c) On April 7, 2015, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $125.0 million unsecured term loan with KeyBank National Association, as administrative agent, Regions Bank and Raymond James Bank, N.A., as co-syndication agents, KeyBanc Capital Markets, Inc., Regions Capital Markets and Raymond James Bank, N.A., as co-lead arrangers, and a syndicate of lenders including KeyBank National Association, Regions Bank, Raymond James Bank, N.A., Branch Banking and Trust Company, and U.S. Bank National Association (the “2015 Term Loan”).

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

(d) The First Closing of the ARCH Sale included eight properties that served as collateral for two term loans with Voya Retirement Insurance and Annuity Company (“Voya”), formerly known as ING Life Insurance and Annuity, totaling $93.4 million.  To avoid significant yield maintenance costs associated with an early pay-off of the portion of these term loans related to the sale of the eight properties that were a part of the ARCH Sale, we modified the term loans to substitute certain existing collateral with properties that were not part of the ARCH Sale.   The transaction was completed on September 24, 2015. We now have four term loans with Voya with an aggregate principal amount of $123.4 million, fixed interest rates of 5.18%, and a first call date of March 1, 2019. The ten hotel properties encumbered by the Voya mortgage loans are cross-collateralized, and the four mortgage loans are cross-defaulted.

(e) On January 25, 2013, we closed on a $29.4 million loan with a fixed rate of 4.46% and a maturity of February 1, 2023. This loan is secured by four of the Hyatt Place hotels we acquired in October 2012. These hotels are located in Chicago (Lombard), IL; Denver (Lone Tree), CO; Denver (Englewood), CO; and Dallas (Arlington), TX.  This loan is subject to defeasance if prepaid.

(f) On March 7, 2013, we closed on a $22.7 million loan with a fixed rate of 4.52% and a maturity of April 1, 2023. This loan is secured by three of the Hyatt hotels we acquired in October 2012. These hotels include a Hyatt House in Denver (Englewood), CO and Hyatt Place hotels in Baltimore (Owings Mills), MD and Scottsdale, AZ.  This loan is subject to defeasance if prepaid.

(g) On March 8, 2013, we closed on a $22.0 million loan with a fixed rate of 4.30% and a maturity of April 1, 2023. This loan is secured by the three Hyatt Place hotels we acquired in January 2013. These hotels are located in Chicago (Hoffman Estates), IL; Orlando (Convention), FL; and Orlando (Universal), FL. This loan is subject to defeasance if prepaid.

(h) On July 22, 2013, we closed on a $38.7 million loan with a fixed rate of 4.95% and a maturity of August 1, 2023. This loan is secured by two Marriott hotels we acquired in May 2013. These hotels include a Fairfield Inn & Suites and SpringHill Suites in Louisville, KY. This loan is subject to defeasance if prepaid.

(i) On May 16, 2012, we assumed a loan in our acquisition of the Hilton Garden Inn in Smyrna, TN. This loan is subject to defeasance if prepaid.

(j) On June 21, 2012, we assumed a loan in our acquisition of the Hampton Inn & Suites in Smyrna, TN. This loan is subject to defeasance if prepaid.

(k) On March 28, 2014, we amended the loans with GE Capital Financial, which are cross-collateralized by the Courtyard by Marriott and the SpringHill Suites by Marriott, both located in Scottsdale, AZ. The loans were amended to bear interest at a fixed rate of 5.39% and the maturity dates were extended to April 1, 2020.

(l) On July 26, 2013, we closed on a $7.4 million loan with a fixed rate of 4.25% and a maturity of August 1, 2018. This loan is secured by the Hyatt Place in Atlanta, GA. This loan has a prepayment penalty of: (i) 3% until July 26, 2015, (ii) 2% until July 26, 2017, and (iii) 1% until February 1, 2018.

(m) On December 19, 2014, we refinanced our loan with Bank of the Cascades and increased the amount financed by $7.9 million.  As part of the refinance the loan was split into two notes. Note A carries a variable interest rate of 30-day LIBOR plus 200 basis points and Note B carries a fixed interest rate of 4.30%. Both notes have amortization periods of 25 years and maturity dates of December 19, 2024. The Bank of Cascades mortgage loans are cross-collateralized and cross-defaulted.

(n) This loan is secured by the SpringHill Suites by Marriott and the Hampton Inn & Suites in Bloomington, MN. This loan is subject to defeasance if prepaid.

(o) This loan was secured by the Courtyard by Marriott in Flagstaff, AZ and had a variable interest rate of 30-day LIBOR plus 350 basis points (3.67% at December 31, 2014). On October 11, 2012, we entered into an interest rate derivative that effectively converted 85% of this loan to a fixed rate.  This loan was repaid and the interest rate swap was settled in 2015.  There were no prepayment penalties incurred in this transaction.

(p) On May 6, 2014, we closed on a $25.0 million loan with Compass Bank. The loan carries a variable rate of 30-day LIBOR plus 240 basis points, amortizes over 25 years, and has a May 6, 2020 maturity date. The loan is secured by first mortgage liens on the Hampton Inn & Suites hotels located in San Diego (Poway), CA, Ventura (Camarillo), CA and Fort Worth, TX.

(q) On March 28, 2014, we amended two loans with General Electric Capital Corp., which are cross - collateralized by the Hilton Garden Inn (Lakeshore) and the Hilton Garden Inn (Liberty Park), both located in Birmingham, AL. Both loans were amended to bear interest at a fixed rate of 5.39% and the maturity dates were extended to April 1, 2020.

(r) These loans are secured by the SpringHill Suites by Marriott in Denver, CO and the Double Tree in Baton Rouge, LA. These loans have a variable interest rate of 90-day LIBOR plus 350 basis points. On May 4, 2012, we entered into interest rate derivatives that effectively converted these loans to a fixed rate. These loans are cross-defaulted and cross-collateralized.  In anticipation of the ARCH Sale these interest rate swaps were settled in 2015.  Further, the loan secured by the Double Tree in Baton Rouge, LA was repaid in 2015.  There were no prepayment penalties incurred in this transaction.

(s) On December 20, 2012, we assumed a loan in our acquisition of the Residence Inn by Marriott in Salt Lake City, UT.  This loan was repaid in 2015.  There were no prepayment penalties incurred in this transaction.

(t) On February 11, 2013, we assumed a loan in our acquisition (through a joint venture) of the Holiday Inn Express & Suites in San Francisco, CA. This loan had an interest rate of 6.20% and a maturity date of January 6, 2016. This loan was repaid in 2015.  There were no prepayment penalties incurred in this transaction.

(u) On May 21, 2013, we assumed a loan in our acquisition of the Holiday Inn Express & Suites in Minneapolis (Minnetonka), MN. This loan had an interest rate of 5.53% and a maturity date of October 1, 2015. This loan was repaid in 2015.  There were no prepayment penalties incurred in this transaction.

(v) On May 21, 2013, we assumed a loan in our acquisition of the Hilton Garden Inn in Minneapolis (Eden Prairie), MN. This loan had an interest rate of 5.57% and a maturity date of January 1, 2016. This loan was repaid in 2015.  There were no prepayment penalties incurred in this transaction.

(w) On January 9, 2014, as part of our acquisition of the 182-guestroom Hilton Garden Inn in Houston, TX, we assumed a $17.8 million mortgage loan with a fixed interest rate of 6.22%, an amortization period of 30 years, and a maturity date of November 1, 2016.

(x) On January 10, 2014, as part of our acquisition of the 98-guestroom Hampton Inn in Santa Barbara (Goleta), CA, we assumed a $12.0 million mortgage loan with a fixed interest rate of 6.133%, an amortization period of 25 years, and a maturity date of November 11, 2021.

(y) On March 14, 2014, as part of our acquisition of the 210-guestroom DoubleTree by Hilton in San Francisco, CA, we assumed a $13.3 million mortgage loan with a fixed interest rate of 5.98%, an amortization period of 30 years, and a maturity date of March 8, 2016. This loan was repaid in 2015.  There were no prepayment penalties incurred in this transaction.

Our total fixed-rate and variable-rate debt at December 31, 2015 and 2014, after giving effect to our interest rate derivatives, is as follows (in thousands):

	2015	2014
Fixed-rate debt	$402,673	$465,220
Variable-rate debt	274,423	161,313
	$677,096	$626,533

Principal payments for each of the next five years are as follows (in thousands):

2016	$44,193
2017	111,275
2018	94,408
2019	8,568
2020	51,870
Thereafter	366,782
$677,096

The weighted average interest rate for all borrowings was 3.90% and 4.35% at December 31, 2015 and 2014, respectively.

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Fixed-rate debt	$327,673	$321,841	$362,602	$349,517	Level 2 - Market approach

At December 31, 2015 and 2014, we had $75.0 million and $102.6 million, respectively, of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to “Note 6 –– Derivative Financial Instruments and Hedging.”

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

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

During October 2015, we repaid in full mortgage loans secured by two of the 10 hotel properties sold to ARCH on October 15, 2015 and executed the early settlement of three interest rate swaps for a nominal amount.

Information about our derivative financial instruments at December 31, 2015 and 2014 follows (dollar amounts in thousands):

	December 31, 2015			December 31, 2014
	Number of Instruments	Notional Amount	Fair Value	Number of Instruments	Notional Amount	Fair Value

Interest rate swaps (asset)	—	$—	$—	3	$28,002	$66
Interest rate swaps (liability)	1	75,000	(1,811)	1	75,000	(1,957)
	1	$75,000	$(1,811)	4	$103,002	$(1,891)

All of our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At December 31, 2015 our remaining interest rate swap was in a liability position. At December 31, 2014 three of our interest rate swaps were in an asset position and one was in a liability position. We have not posted any collateral related to these agreements and are not in breach of any financial provisions of the agreements. If we had breached any agreement provisions at December 31, 2015, we could have been required to settle our obligation under the agreement that was in a liability position at its termination value of $1.9 million.

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands).

	2015	2014	2013
Loss recognized in accumulated other comprehensive income on derivative financial instruments (effective portion)	$(1,846)	$(2,112)	$(1,240)
Loss reclassified from accumulated other comprehensive income to interest expense (effective portion)	$(1,927)	$(1,741)	$(359)
Gain (loss) recognized in gain (loss) on derivative financial instruments (ineffective portion)	$(1)	$(1)	$2

Amounts reported in accumulated other comprehensive income related to derivative financial instruments will be reclassified to interest expense as interest payments are made on the hedged variable-rate debt. In 2016, we estimate that an additional $1.0 million will be reclassified from other comprehensive income as an increase to interest expense.

NOTE 7 — EQUITY

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

During the year ended December 31, 2015, we issued 268,947 shares of common stock to limited partners of the Operating Partnership upon redemption of their Common Units.  Additionally, 128,185 performance-based restricted shares previously granted to management under our Equity Plan vested on January 1, 2015 based on the achievement of certain performance targets.  The remaining 46,030 unvested performance-based restricted shares granted in 2012 to management under our Equity Plan were forfeited.

On March 3, 2015 and April 24, 2015, we issued 303,915 and 16,930 shares of common stock, respectively, to our executive officers and employees pursuant to our Equity Plan. During the year ended December 31, 2015, we issued 6,246 shares of common stock for director fees, an annual grant of 30,440 shares of common stock to our outside directors, and 99,738 shares of common stock upon the cashless exercise of outstanding stock options with an exercise price of $9.75 per share.  Upon vesting of outstanding restricted stock, 36,385 shares were withheld to cover employee tax obligations.

During the year ended December 31, 2014, we issued 438,631 shares of common stock to limited partners of the Operating Partnership upon redemption of their Common Units.

On May 28, 2014, we issued 278,916 shares of common stock to our executive officers and employees pursuant to our Equity Plan. Of the total shares issued on May 28, 2014, 1,756 were forfeited during 2014. During the year ended December 31, 2014, we issued 32,317 shares of common stock to our directors pursuant to our Equity Plan, 7,539 shares of common stock pursuant to our Equity Plan to one of our independent directors in lieu of cash for director fees, and 4,253 shares of common stock pursuant to our Equity Plan upon the cashless exercise of outstanding stock options with an exercise price of $9.75 per share.  Upon vesting of outstanding restricted stock, 12,588 shares were withheld to cover employee tax obligations.

At December 31, 2015 and 2014, the Company had reserved 14,691,018 and 9,669,896 shares of common stock, respectively, for the issuance of common stock (i) upon the exercise of stock options, issuance of time-based restricted stock awards, issuance of performance-based restricted stock awards, grants of director stock awards, or other awards issued pursuant to our Equity Plan, (ii) upon redemption of Common Units, or (iii) under the ATM offering.

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

At December 31, 2015 and 2014, unaffiliated third parties owned 516,021 and 784,968, respectively, of Common Units of the Operating Partnership, representing an approximate 1% limited partnership interest in the Operating Partnership.

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

Other Joint Venture Interests

We own a majority interest in a joint venture that owns a fee simple interest in a hotel property and we also own a minority interest in a related joint venture (“Leasehold Venture”) that holds a leasehold interest in the property. We control the Leasehold Venture as we are the managing member of the entity. Additionally, the majority of the profits and losses of the Leasehold Venture are absorbed by us. As a result, we have concluded that the Leasehold Venture represents a variable interest entity that should be consolidated into our Consolidated Financial Statements. As such, all of the net assets and operating results of the Leasehold Venture are included in our Consolidated Financial Statements for the periods presented.  We will have the option to purchase the remaining interest in the Leasehold Venture in 2016.

NOTE 8 — FAIR VALUE

The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2015 and 2014. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at December 31, 2015 using
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$—	$1,811	$—	$1,811

	Fair Value Measurements at December 31, 2014 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$66	$—	$66
Liabilities:
Interest rate swaps	$—	$1,957	$—	$1,957

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during 2015 or 2014.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Ground Leases

We lease land for one hotel property in Duluth, GA under the terms of an operating ground lease agreement expiring April 1, 2069. We also have two prepaid land leases for two hotel properties in Portland, OR which expire in June of 2084 and have a remaining prepaid balance of $3.3 million and $3.4 million at December 31, 2015 and 2014, respectively.  We have one option to extend these leases for an additional 14 years. We lease land for one hotel property in Houston (Galleria Area), TX under the terms of an operating ground lease agreement with an initial termination date of April 20, 2053 with one option to extend for an additional 10 years.  We lease land for one hotel property in Austin, TX with an initial lease termination date of May 31, 2050.  We lease land for one hotel property in Baltimore (Hunt Valley), MD with a lease termination date of December 31, 2019 and twelve remaining options to extend for five additional years per extension.   Total rent expense for these leases for 2015, 2014 and 2013 was $1.2 million, $1.1 million, and $0.5 million, respectively.

Future minimum rental payments for noncancelable operating leases with a remaining term in excess of one year are as follows (in thousands):

2016	$1,241
2017	1,247
2018	1,138
2019	1,129
2020	1,198
Thereafter	106,928
$112,881

In addition, we lease land for one hotel property in Garden City, NY under a PILOT (payment in lieu of taxes) lease. We pay a reduced amount of property tax each year of the lease as rent. The lease expires on December 31, 2019. Upon expiration of the lease, we expect to exercise our right to acquire a fee simple interest in the hotel for nominal consideration.

Franchise Agreements

All of our hotel properties operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 20 years with various extension provisions. Each franchisor receives franchise fees ranging from 2% to 6% of each hotel property’s gross revenue, and some agreements require that we pay marketing fees of up to 4% of gross revenue. In addition, some of these franchise agreements require that we deposit a percentage of the hotel property’s gross revenue, generally not more than 5%, into a reserve fund for capital expenditures. In 2015, 2014, and 2013, we expensed fees related to our franchise agreements of $37.8 million, $33.6 million, and $27.7 million, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various third-party management companies. The terms of our management agreements range from three to twenty-five years with various extension provisions. Each management company receives a base management fee, generally a percentage of total hotel property revenues. In some cases there are also monthly fees for certain services, such as accounting, based on number of guestrooms. Generally there are also incentive fees based on attaining certain financial thresholds. In 2015, 2014, and 2013, we expensed fees related to our hotel management agreements of $18.6 million, $16.1 million, and $13.5 million, respectively.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business; however, we are not currently aware of any actions against us that we believe would have a material effect on our financial condition or results of operations.

NOTE 10 — EQUITY-BASED COMPENSATION

Our currently outstanding equity-based awards were issued under our Equity Plan, which was amended and restated on June 15, 2015 and provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based awards or incentive awards.

Stock options granted may be either incentive stock options or non-qualified stock options. Vesting terms may vary with each grant, and stock option terms are generally five to ten years. We have outstanding equity-based awards in the form of stock options and restricted stock awards.

Stock Options Granted Under Our Equity Plan

Concurrent with the completion of our IPO and pursuant to our Equity Plan, we granted options to our executive officers to purchase 940,000 shares of common stock. These options have an exercise price of $9.75 per share, the market value of the common stock on the date of grant, and vest ratably over five years based on continued service, or upon a change in control.

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

The following table summarizes stock option activity under our Equity Plan for 2015 and 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value (Current Value Less Exercise Price)
		(per share)	(in years)	(in thousands)
Outstanding at December 31, 2013	893,000	$9.75
Granted	—	—
Exercised	(47,000)	9.75
Forfeited	—	—
Outstanding at December 31, 2014	846,000	9.75
Granted	—	—
Exercised	(376,000)	9.75
Forfeited	—	—
Outstanding at December 31, 2015	470,000	$9.75	5.2	$1,034
Exercisable at December 31, 2015	376,000	$9.75	5.2	$827

All stock options outstanding at December 31, 2015 are vested or became vested on February 13, 2016.  During the years ended December 31, 2015, 2014, and 2013, the total fair value of stock options that vested was $0.9 million, $0.7 million and $0.6 million, respectively.

The intrinsic value of outstanding options and exercisable options at December 31, 2015 was $1.0 million and $0.8 million, respectively.  The intrinsic value of outstanding options and exercisable options at December 31, 2014 was $2.3 million and $1.4 million, respectively.  At December 31, 2013, the exercise price of our outstanding options exceeded the market price of our common stock, resulting in no intrinsic value.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

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

The fair value of time-based restricted stock awards granted is calculated based on the market value on the date of grant.

The following table summarizes time-based restricted stock activity under our Equity Plan for 2015 and 2014:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested December 31, 2013	161,587	$9.10
Granted	116,981	9.82
Vested	(95,696)	8.63
Forfeited	(1,756)	9.82
Non-vested December 31, 2014	181,116	9.81
Granted	166,340	13.53
Vested	(97,445)	10.46
Non-vested December 31, 2015	250,011	$12.03	$2,988

During the years ended December 31, 2015, 2014, and 2013, the total fair value of time-based restricted stock awards that vested was $1.0 million, $0.8 million and $0.2 million, respectively.

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

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

These awards generally vest based on the Company’s percentile ranking within the SNL U.S. REIT Hotel Index at the end of the period beginning on January 1, 2015 and ending on the earlier of December 31, 2017, or upon a change in control.  The awards require continued service during the measurement period and are subject to the other conditions described in the Equity Plan or award document.

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

On May 28, 2014 and March 1, 2013 we awarded performance-based restricted stock awards for 161,935 and 185,572 shares, respectively, of common stock to our executive officers. These awards vest ratably on January 1 in each year of the three-year period following the grant date subject to the attainment of certain performance goals and continued service, or upon a change in control.

The 2014 and 2013 performance-based restricted stock awards are market-based awards and are accounted for based on the grant date fair value of our common stock. These awards vest based on a performance measurement that requires the Company’s total stockholder return (“TSR”) to exceed the TSR for the SNL U.S. Lodging REIT Index for a designated one, two or three year performance period.  The holders of these awards have the right to vote the related shares of common stock and any dividends declared will be accumulated and will be subject to the same vesting conditions as the awards.

The fair value of performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model and the following assumptions:

	2015	2014
Expected dividend yield	3.42%	4.48%
Expected stock price volatility	22.2%	27.9%
Risk-free interest rate	1.02%	0.06 - 0.60%
Monte Carlo iterations	100,000	100,000
Weighted average estimated fair value of performance-based restricted stock awards	$18.78	$7.12

The expected dividend yield was calculated based on our annual expected dividend payments at the time of grant. The expected volatility was based on historical price changes of our common stock for a period comparable to the performance period. The risk-free interest rates were interpolated from the Federal Reserve Bond Equivalent Yield rates for “on-the-run” U.S. Treasury securities.

On January 1, 2015, 128,185 performance-based restricted shares previously granted to management vested based on the achievement of certain performance targets.  The remaining 46,030 unvested performance-based restricted shares granted in 2012 were forfeited. Other than the accelerated vesting upon Mr. Becker’s resignation, no performance-based restricted stock awards vested during 2014 or 2013 because performance goals were not met.

The following table summarizes performance-based restricted stock activity under our Equity Plan for 2015 and 2014:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested December 31, 2013	268,174	6.48
Granted	161,935	7.12
Vested	(45,551)	6.50
Forfeited	—	—
Non-vested December 31, 2014	384,558	$6.75
Granted	154,505	18.78
Vested	(184,666)	6.86
Forfeited	(46,030)	5.10
Non-vested December 31, 2015	308,367	$12.95	$3,685

Director Stock Awards Made Pursuant to Our Equity Plan

In 2015 and 2014, we granted 30,440 and 32,317 shares of common stock, respectively, to our non-employee directors as a part of our director compensation program. These grants were made pursuant to our Equity Plan and were vested upon grant.

Our non-employee directors have the option to receive shares of our common stock in lieu of cash for their director fees. In 2015 and 2014, we issued 6,246 and 7,539 shares of common stock, respectively, for director fees.

Equity-Based Compensation Expense

Equity-based compensation expense included in corporate general and administrative in the Consolidated Statements of Operations for 2015, 2014, and 2013 was (in thousands):

	2015	2014	2013
Stock options	$633	$675	$622
Time-based restricted stock	1,691	960	611
Performance-based restricted stock	1,957	1,483	548
Director stock	472	406	343
	$4,753	$3,524	$2,124

We recognize equity-based compensation expense ratably over the vesting terms. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $4.1 million at December 31, 2015 as follows (in thousands):

	Total	2016	2017	2018
Stock options	$55	$55	$—	$—
Time-based restricted stock	1,919	1,008	799	112
Performance-based restricted stock	2,157	1,133	1,024	—
	$4,131	$2,196	$1,823	$112

NOTE 11 — BENEFIT PLANS

On August 1, 2011, we initiated a qualified contributory retirement plan (the “Plan”) under Section 401(k) of the IRC, which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions may be made to the Plan by employees. The Plan is a Safe Harbor Plan and requires a mandatory employer contribution. The employer contribution expense for the years ended December 31, 2015, 2014 and 2013 was $0.2 million, $0.2 million, and $0.1 million, respectively.

NOTE 12 — LOSS ON IMPAIRMENT OF ASSETS

In 2015, we determined that the value of land parcels in San Antonio, TX, Fort Myers, FL and Flagstaff, AZ were impaired based on market conditions.  As such, we recognized a loss on impairment of assets of $1.1 million in our Consolidated Statement of Operations.

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

NOTE 13 — INCOME TAXES

Our earnings (losses), other than from our TRS, are not generally subject to federal corporate and state income taxes due to our REIT election.  We believe we have met the annual REIT distribution requirement by payment of at least 90% of our taxable income for 2015, 2014, and 2013. For federal income tax purposes, the cash distributions paid to our common and preferred stockholders may be characterized as ordinary income, return of capital (generally non-taxable), or capital gains.

The components of income tax expense for for the years ended December 31, 2015, 2014, and 2013 are as follows (in thousands):

	2015	2014	2013

Current:
Federal	$81	$133	$—
State and local	408	712	408
Deferred
Federal	(159)	—	3,352
State and local	223	(127)	597
Total provision	$553	$718	$4,357

Income tax expense (benefit)
From continuing operations	$553	$744	$4,894
From discontinued operations	—	(26)	(537)
Total provision	$553	$718	$4,357

A reconciliation of the federal statutory rate to the effective income tax rate for the TRS follows (in thousands):

	2015	2014	2013
Tax provision (benefit) at U.S. statutory rates on TRS income (loss) subject to tax	$2,345	$2,024	$(809)
State Income tax, net of federal income tax benefit	486	77	(120)
Effect of permanent differences and other	(161)	727	(152)
Increase (decrease) in valuation allowance	(2,448)	(2,580)	5,029
TRS income tax expense	$222	$248	$3,948

	2015	2014	2013
Total provision (benefit) for TRS and Operating Partnership
TRS Income Tax Expense	$222	$248	$3,948
Operating Partnership state income tax expense	331	470	409
Total provision	$553	$718	$4,357

Current tax liabilities are included in Accrued expenses and other in the accompanying Consolidated Balance Sheets.

Significant components of deferred tax assets (liabilities) are as follows (in thousands):

	2015	2014

Tax carryforwards	$1,481	$3,187
Investments	(1,349)	(1,298)
Accrued expenses	—	580
Other	(20)	155
Total	112	2,624
Valuation Allowance	—	(2,448)
Net Deferred Tax Assets	$112	$176

Gross Deferred Tax Assets	$1,515	$3,943
Gross Deferred Tax Liabilities	(1,403)	(1,319)
Valuation Allowance	—	(2,448)
Net Deferred Tax Assets	$112	$176

At December 31, 2014, we had a valuation allowance of $2.4 million to offset deferred tax assets based on our assessment of realizability. During the year ended December 31, 2014, the utilization of tax attributes to offset taxable income reduced the overall amount of deferred tax assets subject to the valuation allowance.  At December 31, 2015, the Company had gross deferred tax assets of $1.5 million primarily related to net operating loss carryforwards and $1.3 million in deferred tax liabilities related to an investment in a joint venture.  We have concluded that it is more-likely-than-not that our deferred tax assets will be realized and therefore, the valuation allowance has been reduced to zero at December 31, 2015.

At December 31, 2015, we had (i) U.S. federal net operating losses of $3.2 million which expire in the years 2032 to 2033 (ii) state net operating losses of $2.9 million which expire beginning in 2026 and (iii) federal minimum tax credits of $0.2 million which do not expire.

We had no unrecognized tax benefits at December 31, 2015 or in the three year period then ended. The Company recognizes interest expense and penalties associated with uncertain tax positions as a component of income tax expense. We have no material interest or penalties relating to unrecognized tax benefits in the Consolidated Statements of Operations for 2015, 2014 or 2013 or in the Consolidated Balance Sheets as of December 31, 2015 or 2014.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. We currently have no open audits related to our income tax returns. In general, we are not subject to tax examinations by tax authorities for years before 2012.

NOTE 14 — DISCONTINUED OPERATIONS

We have adjusted our Consolidated Statements of Operations for 2014 and 2013 to reflect the operations of hotel properties that have been sold or are classified as held for sale in discontinued operations. No such adjustment was made in 2015 due to the adoption of ASU 2014-08. Discontinued operations include the following hotel properties that have been sold:

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

•                  SpringHill Suites in Little Rock, AR — sold November 2013;

•                  Fairfield Inn and AmericInn Hotel & Suites in Salina, KS — sold November 2013;

•                  Hampton Inn and Fairfield Inn & Suites in Boise, ID — sold November 2013;

•                  Holiday Inn Express in Emporia, KS — sold December 2013;

•                  AmericInn Hotel & Suites and Aspen Hotel & Suites in Fort Smith, AR - sold on January 17, 2014; and

•                  Hampton Inn in Fort Smith, AR — sold on September 9, 2014.

Condensed results for the hotel properties included in discontinued operations follows (in thousands):

	2014	2013

Revenues	$3,128	$19,458
Hotel operating expenses	2,304	14,859
Depreciation and amortization	13	1,960
Loss on impairment of assets	400	7,675
Operating income (loss)	411	(5,036)
Interest expense	—	(174)
Gain on disposal of assets	55	3,945
Income (loss) before taxes	466	(1,265)
Income tax benefit	26	537
Income (loss) from discontinued operations	$492	$(728)

Income (loss) from discontinued operations attributable to non-controlling interest	$6	$(25)
Income (loss) from discontinued operations attributable to common stockholders	$486	$(703)

NOTE 15 — EARNINGS (LOSS) PER SHARE

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

At December 31, 2014 and 2013, we had 846,000 and 893,000 stock options outstanding, respectively, which were not included in the computation of diluted earnings per share, as the effect would have been anti-dilutive. All outstanding stock options were included in the computation of diluted earnings per share for the year ended December 31, 2015 due to their dilutive effect.

In 2013, our basic and diluted earnings per share are based on basic weighted average common shares outstanding due to our loss attributable to common stockholders, net of amount allocated to participating securities.

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

	2015	2014	2013
Numerator:
Income from continuing operations	$125,256	$20,431	$6,625
Less: Preferred dividends	16,588	16,588	14,590
Allocation to participating securities	118	94	73
Attributable to non-controlling interest	819	46	44
Income (loss) from continuing operations attributable to common stockholders	107,731	3,703	(8,082)
Income (loss) from discontinued operations attributable
to common stockholders	—	486	(703)
Net income (loss) attributable to common stockholders, net of amount allocated to participating securities	$107,731	$4,189	$(8,785)
Denominator:
Weighted average common shares outstanding - basic	85,920	85,242	70,327
Dilutive effect of equity-based compensation awards	1,224	324	—
Weighted average common shares outstanding - diluted	87,144	85,566	70,327
Earnings per common share - basic:
Net income (loss) from continuing operations	$1.25	$0.04	$(0.11)
Net income (loss) from discontinued operations	—	0.01	(0.01)
Net income (loss)	$1.25	$0.05	$(0.12)
Earnings per common share - diluted:
Net income (loss) from continuing operations	$1.24	$0.04	$(0.11)
Net income (loss) from discontinued operations	—	0.01	(0.01)
Net income (loss)	$1.24	$0.05	$(0.12)

NOTE 16 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected consolidated quarterly financial data for 2015 and 2014 follows (in thousands, except per share amounts):

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$107,648	$120,677	$125,091	$110,039
Income from continuing operations	$10,591	$16,301	$13,606	$84,758
Net income	$10,591	$16,301	$13,606	$84,758
Net income attributable to Summit Hotel Properties, Inc.	$10,534	$16,204	$13,540	$84,159
Earnings per share - Basic:
Net income per share from continuing operations	$0.07	$0.14	$0.11	$0.93
Net income per share from discontinued operations	—	—	—	—
Net income per share	$0.07	$0.14	$0.11	$0.93
Earnings per share - Diluted:
Net income per share from continuing operations	$0.07	$0.14	$0.11	$0.92
Net income per share from discontinued operations	—	—	—	—
Net income per share	$0.07	$0.14	$0.11	$0.92

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$89,544	$105,525	$109,256	$99,141
Income from continuing operations	$2,947	$9,201	$3,766	$4,517
Income (loss) from discontinued operations	$378	$(41)	$(59)	$214
Net income	$3,325	$9,160	$3,707	$4,731
Net income attributable to Summit Hotel Properties, Inc.	$3,458	$8,975	$3,713	$4,725
Earnings per share:
Basic and diluted net income (loss) per share from continuing operations	$(0.01)	$0.06	$(0.01)	$0.01
Basic and diluted net income per share from discontinued operations	—	—	—	—
Basic and diluted net income (loss) per share	$(0.01)	$0.06	$(0.01)	$0.01

NOTE 17 — SUBSEQUENT EVENTS

Equity Transactions

On January 1, 2016, 113,903 of our outstanding performance-based restricted stock awards granted pursuant to our Equity Plan vested as the Company’s TSR exceeded the TSR for the U.S. Lodging REIT Index.  Additionally, accrued dividends of $0.1 million were paid as a result of this vesting.

On January 1, 2016, 31,042 Common Units were tendered for redemption and were redeemed for an equivalent number of shares of our common stock.

On January 29, 2016, our board of directors declared cash dividends of $0.1175 per share of common stock, $0.578125 per share of 9.25% Series A Cumulative Redeemable Preferred Stock, $0.4921875 per share of 7.875% Series B Cumulative Redeemable Preferred Stock, and $0.4453125 per share of 7.125% Series C Cumulative Redeemable Preferred Stock. These dividends are payable February 29, 2016 to stockholders of record on February 16, 2016.

Debt Transactions

On January 15, 2016, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor entered into a $450 million senior unsecured facility (the “2016 Unsecured Credit Facility”) with Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Regions Capital Markets as joint lead arrangers and joint bookrunners, and a syndicate of lenders including Deutsche Bank AG New York Branch, Bank of America, N.A., Regions Bank, Royal Bank of Canada, U.S. Bank National Association, PNC Bank, National Association, KeyBank National Association, Raymond James Bank, N.A., and Branch Banking and Trust Company.

The 2016 Unsecured Credit Facility is comprised of a $300 million revolving credit facility (the “$300 Million Revolver”) and a $150 million term loan (the “$150 Million Term Loan”) and replaces the former $300 million senior unsecured credit facility. The 2016 Unsecured Credit Facility has an accordion feature which will allow the Company to increase the total commitments by an aggregate of up to $150 million on the $300 Million Revolver and $150 Million Term Loan.  The $300 Million Revolver will mature on March 31, 2020 and can be extended to March 31, 2021 at the Company’s option, subject to certain conditions. The $150 Million Term Loan will mature on March 31, 2021.

Outstanding borrowings on the 2016 Unsecured Credit Facility are limited to the least of (1) the aggregate commitments of all of the lenders, (2) the aggregate value of the unencumbered assets, multiplied by 60%, less the consolidated unsecured indebtedness of the Company (exclusive of outstanding borrowings under the 2016 Unsecured Credit Facility), all as calculated pursuant to the terms of the 2016 Unsecured Credit Facility agreement, and (3) the principal amount that when drawn under the 2016 Unsecured Credit Facility would result in an unsecured interest expense, calculated on a pro forma basis for the next consecutive four fiscal quarters of the Company after taking such draws into account, equal to 50% of the net operating income of the unencumbered assets, as adjusted pursuant to the 2016 Unsecured Credit Facility agreement.  A minimum of 20 of the Company’s hotel properties must qualify as unencumbered assets, as defined in the 2016 Unsecured Credit Facility agreement, or the aggregate value of the unencumbered assets will be deemed to be zero.

Payment Terms.  The Company is obligated to pay interest at the end of each selected interest period, but not less than quarterly, with all outstanding principal and accrued but unpaid interest due at the maturity of the respective facility.  The Company has the right to repay all or any portion of the outstanding borrowings from time to time without penalty or premium, other than customary early payment fees if the Company repays a LIBOR loan before the end of the contract period. In addition, the Company will be required to make earlier principal reduction payments in the event of certain changes in the unencumbered asset availability.

The Company pays interest on revolving credit advances at varying rates based upon, at the Company’s option, either (i) 1, 2, 3, or 6-month LIBOR, plus a LIBOR margin between 1.50% and 2.25%, depending upon the Company’s leverage ratio (as defined in the 2016 Unsecured Credit Facility agreement), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin between 0.50% and 1.25%, depending upon the Company’s leverage ratio.  The applicable margin for a term loan advance shall be 0.05% less than the revolving credit advances referenced above.  In addition, on a quarterly basis, the Company will be required to pay a fee on the unused portion of the 2016 Unsecured Credit Facility equal to the unused amount multiplied by an annual rate of either (i) 0.25%, if the unused amount is greater than 50% of the maximum aggregate amount of the 2016 Unsecured Credit Facility, or (ii) 0.20%, if the unused amount is equal to or less than 50% of the maximum aggregate amount of the 2016 Unsecured Credit Facility. The Company will also be required to pay other fees, including customary arrangement and administrative fees.

Financial and Other Covenants. The Company is required to comply with a series of financial and other covenants in order to borrow under this credit facility. The material financial covenants include a maximum leverage ratio, a minimum consolidated tangible net worth, a maximum dividend payout ratio, a minimum consolidated fixed charge coverage ratio, a maximum ratio of secured indebtedness to total asset value, a maximum ratio of secured recourse indebtedness to total asset value, a maximum ratio of consolidated unsecured indebtedness to total unencumbered asset value, and a maximum ratio of unencumbered adjusted net operating income to assumed unsecured interest expense.

The Company is also subject to other customary covenants, including restrictions on investment, limitations on liens and maintenance of properties. This credit facility also contains customary events of default, including, among others, the failure to make payments when due under any of the credit facility documentation, breach of any covenant continuing beyond any cure period, and bankruptcy or insolvency.

Unencumbered Assets. The 2016 Unsecured Credit Facility is unsecured.  However, borrowings under the 2016 Unsecured Credit Facility are limited by the value of hotel assets that qualify as unencumbered assets.  Among other conditions, unencumbered assets must not be subject to liens or security interests, and the owner and operating lessee of such unencumbered asset must execute a guaranty supplement pursuant to which the owner and operating lessee become subsidiary guarantors of the 2016 Unsecured Credit Facility.  In addition, hotels may be added to or removed from the unencumbered asset pool at any time so long as there is a minimum of 20 hotels in the unencumbered asset pool and the then-current borrowings on the 2016 Unsecured Credit Facility do not exceed the maximum available under the 2016 Unsecured Credit Facility given the availability limitations described above.  Further, to be eligible as an unencumbered asset, the anticipated property must: be franchised with a nationally-recognized franchisor; satisfy certain ownership, management and operating lessee criteria; and not be subject to material defects, such as liens, title defects, environmental contamination and other standard lender criteria.

At February 19, 2016, 42 of our unencumbered hotel properties are included in the borrowing base supporting the 2016 Unsecured Credit Facility. Thus, none of these properties is available to be leveraged with other indebtedness while included in the borrowing base.

The Company transferred to the 2016 Unsecured Credit Facility the outstanding principal balance of $170.0 million on the former $300 million senior unsecured credit facility and the former $300 million senior unsecured credit facility was paid off in full and terminated upon entry into the 2016 Unsecured Credit Facility described above.

The interest rate swap entered into on September 5, 2013 with a notional value of $75.0 million, an effective date of January 2, 2014 and a maturity date of October 10, 2018 remains outstanding.  This interest rate swap was designated as a cash flow hedge and effectively fixes LIBOR at 2.04% and the interest rate on borrowings under a portion of the $150 Million Term Loan to a fixed rate of 3.64%.

Acquisitions

On January 19, 2016, we acquired the 226-guestroom Courtyard by Marriott in the West End of Nashville, TN for $71.0 million.  On January 20, 2016, we acquired the 160-guestroom Residence Inn in midtown Atlanta, GA for $38.0 million. Both hotels were Parked Assets in anticipation of completing reverse 1031 Exchanges with properties to be sold to ARCH as part of the ARCH Sale.  The reverse 1031 Exchange related to the Courtyard by Marriott in the West End of Nashville, TN was completed upon the sale of six hotel properties to ARCH on February 11, 2016.  The acquisitions were made using funds drawn on the Company’s revolving line of credit.

Dispositions

On December 29, 2015, the Company and ARCH agreed to terminate the ARCH Agreement with respect to ARCH’s right to acquire fee simple interests in ten hotels containing a total of 996 guestrooms for an aggregate purchase price of $89.1 million at a closing that had been scheduled to occur on December 29, 2015 (the “Terminated Purchase Agreement”). As a result of the termination, ARCH forfeited and the Company retained, the $9.1 million earnest money deposit made by ARCH under the ARCH Agreement related to the sale of these ten hotels and the parties were released from further obligations, except those which expressly survive the termination of the ARCH Agreement pursuant to its terms. This transaction had not been structured as a 1031 Exchange.

On February 11, 2016, the Company and American Realty Capital Hospitality Portfolio SMT ALT, LLC, an affiliate of ARCH, as substitute purchaser (“New ARCH Purchaser”), entered into a letter agreement (the “Reinstatement Agreement”) and agreed, subject to the terms and conditions of the Reinstatement Agreement, to reinstate the Terminated Purchase Agreement in its entirety, except as modified by the Reinstatement Agreement (the Terminated Purchase Agreement, as reinstated and modified by the Reinstatement Agreement, is referred to herein as the “Reinstated Purchase Agreement”), to make null and void the prior termination of the Terminated Purchase Agreement and to proceed with the proposed sale of the ten hotels listed below (the “Reinstated Hotels”) pursuant to the Reinstated Purchase Agreement for an aggregate purchase price of $89.1 million. The Reinstated Hotels are being sold to the New ARCH Purchaser as part of the ARCH Sale.  As stated above, the Company previously sold ten of the 26 hotels to ARCH at a closing that occurred on October 15, 2015 for a purchase price of $150.1 million. As disclosed below, the Company sold six of the 26 hotels to ARCH at a closing that occurred on February 11, 2016 for a purchase price of $108.3 million.  The 16 hotels previously sold to ARCH were sold pursuant to a separate real estate purchase and sale agreement relating to the sale of those hotels.

The Reinstated Hotels are as follows:

Hotel	Location	Guestrooms
Aloft	Jacksonville, FL	136
Holiday Inn Express	Vernon Hills, IL	119
Courtyard by Marriott	Jackson, MS	117
Residence Inn	Jackson, MS	100
Courtyard by Marriott	Germantown, TN	93
Staybridge Suites	Ridgeland, MS	92
Homewood Suites	Ridgeland, MS	91
Courtyard by Marriott	El Paso, TX	90
Fairfield Inn & Suites	Germantown, TN	80
Residence Inn	Germantown, TN	78
		996

The Reinstatement Agreement requires the New ARCH Purchaser to deposit non-refundable earnest money in the amount of $7.5 million (the “New Deposit”) with an escrow agent to support the closing of the Reinstated Hotels.  The New Deposit is non-refundable to the New ARCH Purchaser except in limited circumstances. The prior earnest money deposit in the amount of $9.1 million was retained by us in connection with the termination of the Terminated Purchase Agreement and will not be credited to the New ARCH Purchaser against the purchase price for the Reinstated Hotels.  The closing of the sale of the Reinstated Hotels is scheduled to occur on or before December 30, 2016 (the “New Closing Date”), or at such later date as the closing may be adjourned or extended in accordance with the express terms of the Reinstatement Agreement.  If the closing of the Reinstated Hotels does not occur as required by the Reinstatement Agreement because of a default by the New ARCH Purchaser, then the ARCH affiliated purchaser will forfeit the New Deposit to the Company as liquidated damages.

Prior to the New Closing Date, we have the right to continue to market and ultimately sell, without the consent of the New ARCH Purchaser, any or all of the Reinstated Hotels to a bona fide third-party purchaser that is not an affiliate of the Company.  If the Company sells some, but not all, of the Reinstated Hotels to a bona fide third-party purchaser, then the purchase price to be paid by the ARCH affiliated purchaser for the remaining Reinstated Hotels will be reduced accordingly (the “Revised Purchase Price”), but the New Deposit will remain with the escrow agent except in limited circumstances.

On February 11, 2016, the Company completed the sale of the following six hotels as part of the ARCH Sale:

Hotel	Location	Guestrooms
Fairfield Inn & Suites	Denver, CO	160
Fairfield Inn & Suites	Bellevue, WA	144
SpringHill Suites	Denver, CO	124
Hilton Garden Inn	Fort Collins, CO	120
Fairfield Inn & Suites	Spokane, WA	84
Hampton Inn	Fort Collins, CO	75
		707

The six hotels were sold to ARCH for an aggregate purchase price of $108.3 million, and proceeds from the sale of the six hotels were used to complete certain reverse 1031 Exchanges.  The hotels acquired by the Company for the reverse 1031 Exchanges included the 179-guestroom Courtyard by Marriott in Atlanta (Decatur), GA on October 20, 2015 for $44.0 million and the 226-guestroom Courtyard by Marriott in the West End of Nashville, TN for $71.0 million on January 19, 2016.  The completion of the reverse 1031 Exchanges resulted in the deferral of taxable gains of approximately $74.0 million and the pay-down of the Company’s unsecured revolving credit facility by $105.0 million, resulting in additional borrowing capacity under the unsecured revolving credit facility.  Additionally, the Company repaid a mortgage loan totaling $5.8 million related to sale of the Springhill Suites in Denver, CO to ARCH.

On February 11, 2016, the Operating Partnership, entered into a loan agreement with ARCH, as borrower, which provides for a loan by the Operating Partnership to ARCH in the amount of $27.5 million (the “Loan”).  The proceeds of the Loan were required to be applied by ARCH as follows: (i) $20.0 million was applied toward the payment of a portion of the $108.3 million purchase price for the six hotels containing 707 guestrooms, which were acquired by an ARCH affiliated purchaser on February 11, 2016 as part of the ARCH Sale; and (ii) the remaining $7.5 million was applied by ARCH to fund the New Deposit under the Reinstated Purchase Agreement.

The entire principal amount of the Loan, and any accrued and unpaid interest, will be due and payable on February 11, 2017 (the “Maturity Date”), unless extended pursuant to the Loan agreement. ARCH will repay a portion of the outstanding principal balance of the Loan in an aggregate amount equal to $5.0 million, to be paid in five equal installments of $1.0 million, on the last day of May, June, July, August and September 2016 (the “Amortization Payments”). The Loan may be prepaid in whole or in part at any time by ARCH, without payment of any penalty or premium.  ARCH may extend the maturity date of the Loan under certain conditions by up to two years pursuant to two one-year extension options (each an “Extension Option”).

Interest will accrue on the unpaid principal balance of the Loan at a rate of 13.0% per annum from the date of the Loan to the initial Maturity Date, 14.0% per annum during the first extension period and 15.0% per annum during the second extension period.  An amount equal to 9.0% per annum is to be paid monthly.  The remaining 4.0%, 5.0% and 6.0%, as the case may be, will accrue and be compounded monthly (the “PIK”).  The PIK must be paid in order to exercise any Extension Option, otherwise the PIK is payable at the initial Maturity Date.  The PIK may be paid in cash prior to the initial Maturity Date, or any extension thereof.

To secure the payment of the Amortization Payments, ARCH will cause the rents from certain hotel properties or assets of its taxable REIT subsidiaries to be deposited to a separate controlled account (the “Control Account”) and ARCH has granted the Operating Partnership a continuing security interest in all of its right, title and interest in and to the Control Account until the Amortization Payments have been satisfied in full in accordance with the terms of the Loan agreement.

SUMMIT HOTEL PROPERTIES, INC

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2015

(in thousands)

			Initial Cost		Cost Capitalized	Total Cost				Total Cost Net of
Location	Franchise	Year Acquired/ Constructed	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Accumulated Depreciation	Mortgage Debt
Arlington, TX	Hyatt Place	2012	$650	$8,405	$1,535	$650	$9,940	$10,590	$(2,165)	$8,425	$27,991	(1)
Arlington, TX	Courtyard by Marriott	2012	1,497	13,503	1,451	1,497	14,954	16,451	(1,688)	14,763	—
Arlington, TX	Residence Inn by Marriott	2012	1,646	13,854	908	1,646	14,762	16,408	(1,845)	14,563	—
Asheville, NC	Hotel Indigo	2015	2,100	32,783	89	2,100	32,872	34,972	(1,195)	33,777	—
Atlanta, GA	Hyatt Place	2006	1,154	9,605	2,555	1,154	12,160	13,314	(3,228)	10,086	6,852
Atlanta, GA	Courtyard by Marriott	2012	2,050	26,850	594	2,050	27,444	29,494	(3,904)	25,590	—
Atlanta, GA	Courtyard by Marriott	2015	4,046	33,795	23	4,046	33,818	37,864	(254)	37,610	—
Austin, TX	Hampton Inn and Suites	2014	—	53,760	2,072	—	55,832	55,832	(1,998)	53,834	—
Baltimore, MD	Hyatt Place	2012	2,100	8,135	1,581	2,100	9,716	11,816	(1,756)	10,060	21,683	(4)
Baltimore, MD	Residence Inn by Marriott	2015	—	34,350	233	—	34,583	34,583	(1,153)	33,430	—
Bellevue, WA	Fairfield Inn and Suites by Marriott	2004	2,705	12,944	3,174	2,705	16,118	18,823	(5,915)	12,908	—
Birmingham, AL	Hilton Garden Inn	2012	1,400	7,225	1,818	1,400	9,043	10,443	(2,009)	8,434	5,160
Birmingham, AL	Hilton Garden Inn	2012	1,400	10,100	1,836	1,400	11,936	13,336	(1,511)	11,825	6,041
Bloomington, MN	SpringHill Suites by Marriott	2007	1,658	14,071	731	1,658	14,802	16,460	(3,505)	12,955	13,467	(2)
Bloomington, MN	Hampton Inn and Suites	2007	1,658	14,596	654	1,658	15,250	16,908	(3,671)	13,237	—	(2)
Boston, MA	Hampton Inn	2015	2,000	22,000	48	2,000	22,048	24,048	(1,049)	22,999	—
Branchburg, NJ	Residence Inn by Marriott	2015	2,374	23,326	244	2,374	23,570	25,944	(869)	25,075	—
Charleston, WV	Country Inn & Suites	2004	1,042	3,489	1,594	1,042	5,083	6,125	(1,822)	4,303	—
Charleston, WV	Holiday Inn Express	2004	907	2,903	2,149	907	5,052	5,959	(2,058)	3,901	—
Denver, CO	Hyatt Place	2012	1,300	9,230	2,453	1,300	11,683	12,983	(2,350)	10,633	—	(1)
Denver, CO	Fairfield Inn and Suites by Marriott	2004	1,566	6,783	3,607	1,566	10,390	11,956	(3,766)	8,190	—
Denver, CO	SpringHill Suites by Marriott	2007	1,076	11,079	(1,482)	1,076	9,597	10,673	(1,918)	8,755	5,852
Denver, CO	Hyatt Place	2012	2,000	9,515	2,417	2,000	11,932	13,932	(2,289)	11,643	—	(1)
Denver, CO	Hyatt House	2012	2,700	10,780	5,250	2,700	16,030	18,730	(2,269)	16,461	—	(4)
Duluth, GA	Holiday Inn	2011	—	7,000	437	—	7,437	7,437	(1,614)	5,823	—
Duluth, GA	Hilton Garden Inn	2011	2,200	11,150	1,307	2,200	12,457	14,657	(2,502)	12,155	122,825	(3)
Eden Prairie, MN	Hilton Garden Inn	2013	1,800	8,400	2,628	1,800	11,028	12,828	(1,364)	11,464	—
El Paso, TX	Courtyard by Marriott	2011	1,640	10,710	897	1,640	11,607	13,247	(1,911)	11,336	—
Ft. Collins, CO	Hampton Inn	2004	738	4,363	1,725	738	6,088	6,826	(1,985)	4,841	—
Ft. Collins, CO	Hilton Garden Inn	2007	1,300	11,804	(560)	1,300	11,244	12,544	(1,932)	10,612	—
Ft. Myers, FL	Hyatt Place	2009	1,878	16,583	(3,830)	1,878	12,753	14,631	(2,174)	12,457	—
Ft. Worth, TX	Hampton Inn	2007	1,500	8,184	1,356	1,500	9,540	11,040	(3,093)	7,947	24,015	(6)
Ft. Worth, TX	SpringHill Suites by Marriott	2004	553	2,698	2,849	553	5,547	6,100	(2,123)	3,977	—
Ft. Worth, TX	Hilton Garden Inn	2012	903	6,226	3,340	903	9,566	10,469	(1,612)	8,857	—	(3)
Garden City, NY	Hyatt Place	2012	4,200	26,800	997	4,200	27,797	31,997	(2,704)	29,293	—
Germantown, TN	Courtyard by Marriott	2005	1,860	5,448	2,490	1,860	7,938	9,798	(2,822)	6,976	—
Germantown, TN	Fairfield Inn and Suites by Marriott	2005	767	2,700	2,188	767	4,888	5,655	(1,221)	4,434	—
Germantown, TN	Residence Inn by Marriott	2005	1,083	5,200	2,337	1,083	7,537	8,620	(2,107)	6,513	—
Glendale, CO	Staybridge Suites	2011	2,100	7,900	1,693	2,100	9,593	11,693	(2,193)	9,500	—
Goleta, CA	Hampton Inn	2014	4,100	23,800	628	4,100	24,428	28,528	(1,683)	26,845	11,567
Greenville, SC	Hilton Garden Inn	2013	1,200	14,050	217	1,200	14,267	15,467	(1,490)	13,977	—	(3)
Hoffman Estates, IL	Hyatt Place	2013	1,900	7,330	1,533	1,900	8,863	10,763	(1,587)	9,176	21,022	(5)
Houston, TX	Hilton Garden Inn	2014	—	38,492	3,221	—	41,713	41,713	(3,179)	38,534	17,179
Houston, TX	Hilton Garden Inn	2014	2,800	33,200	111	2,800	33,311	36,111	(1,327)	34,784	—	(3)
Indianapolis, IN	SpringHill Suites by Marriott	2013	4,012	26,193	62	4,012	26,255	30,267	(2,513)	27,754	—	(3)
Indianapolis, IN	Courtyard by Marriott	2013	7,788	50,846	186	7,788	51,032	58,820	(4,886)	53,934	—	(3)
Jackson, MS	Courtyard by Marriott	2005	1,301	7,322	2,456	1,301	9,778	11,079	(3,737)	7,342	—
Jackson, MS	Staybridge Suites	2007	698	8,454	2,333	698	10,787	11,485	(3,050)	8,435	—
Jacksonville, FL	Aloft	2009	1,700	15,775	338	1,700	16,113	17,813	(5,322)	12,491	—
Las Colinas, TX	Hyatt Place	2007	781	5,729	3,053	781	8,782	9,563	(3,278)	6,285	—
Las Colinas, TX	Holiday Inn Express and Suites	2007	898	6,689	1,423	898	8,112	9,010	(3,416)	5,594	—
Lombard, IL	Hyatt Place	2012	1,550	15,475	1,846	1,550	17,321	18,871	(2,991)	15,880	—	(1)
Louisville, KY	Fairfield Inn and Suites by Marriott	2013	3,120	21,903	2,129	3,120	24,032	27,152	(2,498)	24,654	37,352	(7)
Louisville, KY	SpringHill Suites by Marriott	2013	4,880	34,258	2,964	4,880	37,222	42,102	(4,081)	38,021	—	(7)
Miami, FL	Hyatt House	2015	4,926	34,074	21	4,926	34,095	39,021	(487)	38,534	—
Minneapolis, MN	Hyatt Place	2013	—	32,506	834	—	33,340	33,340	(2,624)	30,716	—
Minneapolis, MN	Hampton Inn and Suites	2015	3,500	35,339	71	3,500	35,410	38,910	(1,223)	37,687	—
Minnetonka, MN	Holiday Inn Express and Suites	2013	1,000	5,900	1,729	1,000	7,629	8,629	(1,124)	7,505	—

SUMMIT HOTEL PROPERTIES, INC.

Notes to Schedule III - Real Estate and Accumulated Depreciation

As of December 31, 2015

(in thousands)

			Initial Cost		Cost Capitalized	Total Cost				Total Cost Net of
Location	Franchise	Year Acquired/ Constructed	Land	Building & Improvements	Subsequent to Acquisition	Land	Building & Improvements	Total	Accumulated Depreciation	Accumulated Depreciation	Mortgage Debt
Nashville, TN	SpringHill Suites by Marriott	2004	777	3,576	1,907	777	5,483	6,260	(2,237)	4,023	—
New Orleans, LA	Courtyard by Marriott	2013	1,944	23,739	974	1,944	24,713	26,657	(3,446)	23,211	—
New Orleans, LA	Courtyard by Marriott	2013	1,860	21,679	3,310	1,860	24,989	26,849	(3,180)	23,669	—	(3)
New Orleans, LA	Courtyard by Marriott	2013	2,490	28,337	5,772	2,490	34,109	36,599	(3,925)	32,674	—
New Orleans, LA	Residence Inn by Marriott	2013	1,790	18,099	1,484	1,790	19,583	21,373	(2,436)	18,937	—	(3)
New Orleans, LA	SpringHill Suites by Marriott	2013	2,046	31,049	1,073	2,046	32,122	34,168	(3,629)	30,539	—
Orlando, FL	Hyatt Place	2013	3,100	9,152	2,131	3,100	11,283	14,383	(2,664)	11,719	—	(5)
Orlando, FL	Hyatt Place	2013	5,516	9,043	2,108	5,516	11,151	16,667	(2,630)	14,037	—	(5)
Phoenix, AZ	Hyatt Place	2012	582	4,438	195	582	4,633	5,215	(868)	4,347	—
Portland, OR	Hyatt Place	2009	—	16,713	(2,506)	—	14,207	14,207	(2,263)	11,944	—
Portland, OR	Residence Inn by Marriott	2009	—	16,409	1,356	—	17,765	17,765	(4,627)	13,138	19,112
Provo, UT	Hampton Inn	2004	909	2,862	2,146	909	5,008	5,917	(2,150)	3,767	—
Ridgeland, MS	Residence Inn by Marriott	2007	1,050	10,040	(304)	1,050	9,736	10,786	(1,965)	8,821	—
Ridgeland, MS	Homewood Suites	2011	1,314	6,036	1,737	1,314	7,773	9,087	(1,615)	7,472	—
Salt Lake City, UT	Residence Inn by Marriott	2012	2,392	17,567	7,006	2,392	24,573	26,965	(3,561)	23,404	—
San Diego, CA	Hampton Inn and Suites	2013	2,300	12,850	230	2,300	13,080	15,380	(1,263)	14,117	—	(6)
San Francisco, CA	Holiday Inn Express and Suites	2013	15,545	44,955	4,619	15,545	49,574	65,119	(6,247)	58,872	—
San Francisco, CA	DoubleTree	2014	3,300	35,760	3,485	3,300	39,245	42,545	(3,082)	39,463	—
San Francisco, CA	Four Points by Sheraton	2014	1,200	20,050	1,281	1,200	21,331	22,531	(1,827)	20,704	—
Sandy, UT	Holiday Inn Express and Suites	2004	720	1,768	1,379	720	3,147	3,867	(1,212)	2,655	—	(3)
Scottsdale, AZ	Hyatt Place	2012	1,500	9,030	1,100	1,500	10,130	11,630	(1,998)	9,632	—	(4)
Scottsdale, AZ	Courtyard by Marriott	2004	3,225	10,152	2,316	3,225	12,468	15,693	(4,738)	10,955	9,110
Scottsdale, AZ	SpringHill Suites by Marriott	2004	2,195	7,120	2,350	2,195	9,470	11,665	(3,864)	7,801	4,905
Smyrna, TN	Hampton Inn and Suites	2012	1,145	6,855	2,406	1,145	9,261	10,406	(1,132)	9,274	5,047
Smyrna, TN	Hilton Garden Inn	2012	1,188	10,312	2,037	1,188	12,349	13,537	(1,528)	12,009	7,916
Spokane, WA	Fairfield Inn and Suites by Marriott	2004	1,637	3,669	2,295	1,637	5,964	7,601	(2,531)	5,070	—
Ventura, CA	Hampton Inn and Suites	2013	2,200	13,550	3,599	2,200	17,149	19,349	(1,228)	18,121	—	(6)
Vernon Hills, IL	Holiday Inn Express	2005	1,198	6,099	257	1,198	6,356	7,554	(1,920)	5,634	—
Ybor City, FL	Hampton Inn and Suites	2012	3,600	17,244	2,053	3,600	19,297	22,897	(2,095)	20,802	—	(3)
Austin, TX	Corporate Office	2012	—	210	1,531	—	1,741	1,741	(306)	1,435	—
Land Parcels			6,675	—	(1,115)	5,560	—	5,560	—	5,560	—
			$181,103	$1,363,945	$138,755	$179,988	$1,503,815	$1,683,803	$(212,207)	$1,471,596	$367,096

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

SUMMIT HOTEL PROPERTIES, INC.

Notes to Schedule III - Real Estate and Accumulated Depreciation

As of December 31, 2015

(in thousands)

(a)         ASSET BASIS

Total
Balance at December 31, 2012	$901,207
Additions to land, buildings and improvements	531,207
Disposition of land, buildings and improvements	(74,282)
Impairment loss	(9,044)
Balance at December 31, 2013	$1,349,088
Additions to land, buildings and improvements	263,182
Disposition of land, buildings and improvements	(75,454)
Impairment loss	(9,247)
Balance at December 31, 2014	$1,527,569
Additions to land, buildings and improvements	273,902
Disposition of land, buildings and improvements	(116,553)
Impairment loss	(1,115)
Balance at December 31, 2015	$1,683,803

(b)         ACCUMULATED DEPRECIATION

Total
Balance at December 31, 2012	$146,207
Depreciation for the period ended December 31, 2013	50,445
Depreciation on assets sold or disposed	(23,503)
Balance at December 31, 2013	$173,149
Depreciation for the period ended December 31, 2014	63,669
Depreciation on assets sold or disposed	(57,363)
Balance at December 31, 2014	$179,455
Depreciation for the period ended December 31, 2015	63,675
Depreciation on assets sold or disposed	(30,923)
Balance at December 31, 2015	$212,207

(c)          The aggregrate cost of land, buildings, furniture and equipment for Federal income tax purposes is aproximately $1,342 million.

(d)         Depreciation is computed based upon the following useful lives:

Buildings and improvements 6-40 years

Furniture and equipment 2-15 years

(e)          We have mortgages payable on the properties as noted.  Additional mortgage information can be found in Note 5 to the consoldiated financial statements.

(f)           The negative balance for costs capitalized subsequent to acquisition could include out-parcels sold, disposal of assets, and impairment loss that was recorded.

(g)          The amounts presented in Schedule III exclude capitalized franchise costs that are included in Assets Held for Sale.