Form 10-Q
period 2016-03-31
Summit Hotel Properties, Inc.
filed 2016-05-03
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________________________________

FORM 10-Q
___________________________________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File Number:  001-35074

SUMMIT HOTEL PROPERTIES, INC.
(Exact name of registrant as specified in its charter)
___________________________________________________________________________________

Maryland	27-2962512
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

12600 Hill Country Boulevard, Suite R-100
Austin, TX 78738
(Address of principal executive offices, including zip code)

(512) 538-2300
(Registrant’s telephone number, including area code)
___________________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

 As of April 21, 2016, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 87,242,440.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investment in hotel properties, net	$1,434,015	$1,333,407
Land held for development	5,742	5,742
Assets held for sale	86,785	133,138
Investment in real estate loans, net	17,664	12,803
Cash and cash equivalents	33,972	29,326
Restricted cash	24,775	23,073
Trade receivables, net	15,009	9,437
Prepaid expenses and other	6,258	15,281
Deferred charges, net	3,842	3,628
Other assets	9,375	9,559
Total assets	$1,637,437	$1,575,394
LIABILITIES AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$697,298	$671,536
Accounts payable	3,782	2,947
Accrued expenses and other	43,112	42,174
Derivative financial instruments	2,443	1,811
Total liabilities	746,635	718,468

Commitments and contingencies (Note 8)

Equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized:
9.25% Series A - 2,000,000 shares issued and outstanding at March 31, 2016 and December 31, 2015 (aggregate liquidation preference of $50,398 at March 31, 2016 and December 31, 2015)	20	20
7.875% Series B - 3,000,000 shares issued and outstanding at March 31, 2016 and December 31, 2015 (aggregate liquidation preference of $75,509 at March 31, 2016 and December 31, 2015)	30	30
7.125% Series C - 3,400,000 shares issued and outstanding at March 31, 2016 and December 31, 2015 (aggregate liquidation preference of $85,522 at March 31, 2016 and December 31, 2015)	34	34
Common stock, $.01 par value per share, 500,000,000 shares authorized, 87,219,846 and 86,793,521 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	872	868
Additional paid-in capital	894,482	894,060
Accumulated other comprehensive loss	(2,294)	(1,666)
Accumulated deficit and distributions	(6,495)	(40,635)
Total stockholders’ equity	886,649	852,711
Non-controlling interests in Operating Partnership	4,153	4,215
Total equity	890,802	856,926
Total liabilities and equity	$1,637,437	$1,575,394

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Room	$110,595	$101,425
Other hotel operations revenue	7,487	6,223
Total revenues	118,082	107,648
Expenses:
Hotel operating expenses:
Room	27,269	25,506
Other direct	16,240	15,035
Other indirect	30,629	28,727
Total hotel operating expenses	74,138	69,268
Depreciation and amortization	18,143	15,264
Corporate general and administrative	4,579	4,515
Hotel property acquisition costs	554	—
Total expenses	97,414	89,047
Operating income	20,668	18,601
Other income (expense):
Interest expense	(7,483)	(7,247)
Gain (loss) on disposal of assets, net	36,780	(503)
Other income	340	239
Total other income (expense)	29,637	(7,511)
Income from continuing operations before income taxes	50,305	11,090
Income tax expense	(1,571)	(499)
Net income	48,734	10,591
Less - Income attributable to Operating Partnership	(249)	(57)
Net income attributable to Summit Hotel Properties, Inc.	48,485	10,534
Preferred dividends	(4,147)	(4,147)
Net income attributable to common stockholders	$44,338	$6,387
Earnings per share:
Basic and diluted net income per share	$0.51	$0.07
Weighted average common shares outstanding:
Basic	86,360	85,704
Diluted	87,170	86,875

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2016	2015
Net income	$48,734	$10,591
Other comprehensive loss, net of tax:
Changes in fair value of derivative financial instruments	(632)	(761)
Comprehensive income	48,102	9,830
Less - Comprehensive income attributable to Operating Partnership	(245)	(50)
Comprehensive income attributable to Summit Hotel Properties, Inc.	47,857	9,780
Preferred dividends	(4,147)	(4,147)
Comprehensive income attributable to common stockholders	$43,710	$5,633

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Distributions	Total Stockholders’ Equity	Non-controlling Interests in Operating Partnership	Total Equity
Balance at December 31, 2015	8,400,000	$84	86,793,521	$868	$894,060	$(1,666)	$(40,635)	$852,711	$4,215	$856,926
Common stock redemption of common units	—	—	31,042	—	254	—	—	254	(254)	—
Dividends paid	—	—	—	—	—	—	(14,345)	(14,345)	(57)	(14,402)
Equity-based compensation	—	—	448,342	4	785	—	—	789	4	793
Other	—	—	(53,059)	—	(617)	—	—	(617)	—	(617)
Other comprehensive loss	—	—	—	—	—	(628)	—	(628)	(4)	(632)
Net income	—	—	—	—	—	—	48,485	48,485	249	48,734
Balance at March 31, 2016	8,400,000	$84	87,219,846	$872	$894,482	$(2,294)	$(6,495)	$886,649	$4,153	$890,802

Balance at December 31, 2014	8,400,000	$84	86,149,720	$861	$888,191	$(1,746)	$(107,779)	$779,611	$5,590	$785,201
Common stock redemption of common units	—	—	20,691	—	147	—	—	147	(147)	—
Dividends paid	—	—	—	—	—	—	(14,276)	(14,276)	(89)	(14,365)
Equity-based compensation	—	—	257,885	3	627	—	—	630	6	636
Other	—	—	(36,116)	—	(450)	—	—	(450)	—	(450)
Other comprehensive loss	—	—	—	—	—	(754)	—	(754)	(7)	(761)
Net income	—	—	—	—	—	—	10,534	10,534	57	10,591
Balance at March 31, 2015	8,400,000	$84	86,392,180	$864	$888,515	$(2,500)	$(111,521)	$775,442	$5,410	$780,852

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$48,734	$10,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,143	15,264
Deferred finance cost amortization	563	398
Equity-based compensation	793	636
Deferred income taxes	755	(14)
(Gain) loss on disposal of assets	(36,780)	503
Other	194	22
Changes in operating assets and liabilities:
Restricted cash - operating	(634)	(675)
Trade receivables, net	(5,572)	(4,702)
Prepaid expenses and other	(2,458)	(175)
Accounts payable and Accrued expenses and other	802	(1,403)
NET CASH PROVIDED BY OPERATING ACTIVITIES	24,540	20,445
INVESTING ACTIVITIES
Acquisitions of hotel properties	(109,182)	—
Investment in hotel properties under development	—	(66)
Improvements to hotel properties	(9,665)	(16,089)
Proceeds from asset dispositions, net of closing costs	107,477	—
Funding of real estate loans	(27,500)	(2,634)
Restricted cash - FF&E reserve	(1,068)	878
Escrow deposits for acquisitions	10,046	—
NET CASH USED IN INVESTING ACTIVITIES	(29,892)	(17,911)
FINANCING ACTIVITIES
Proceeds from issuance of debt	150,000	25,000
Principal payments on debt	(123,035)	(22,759)
Financing fees on debt	(1,948)	—
Dividends paid	(14,402)	(14,365)
Other	(617)	(450)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,998	(12,574)
Net change in cash and cash equivalents	4,646	(10,040)
CASH AND CASH EQUIVALENTS
Beginning of period	29,326	38,581
End of period	$33,972	$28,541
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$6,783	$6,912
Capitalized interest	$—	$66
Cash payments for income taxes, net of refunds	$15	$70
 See Notes to the Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

Summit Hotel Properties, Inc. (the “Company”) is a self-managed hotel investment company that was organized on June 30, 2010, as a Maryland corporation. The Company holds both general and limited partnership interests in Summit Hotel OP, LP (the “Operating Partnership”), a Delaware limited partnership also organized on June 30, 2010. On February 14, 2011, the Company closed on its initial public offering ("IPO") and completed certain formation transactions, including the merger of Summit Hotel Properties, LLC with and into the Operating Partnership. Unless the context otherwise requires, “we,” “us,” and “our” refer to the Company and its consolidated subsidiaries.

At March 31, 2016, our portfolio consists of 83 Upscale and Upper-midscale hotels with a total of 11,099 guestrooms located in 23 states. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our short taxable year ended December 31, 2011. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels, except our Leasehold Venture (See "Note 6 - Equity - Leasehold Venture"), are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiary (“TRS”). We indirectly own 100% of the outstanding equity interests in all of our TRS Lessees.

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

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934 (the “Exchange Act”). Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three months ended March 31, 2016 may not be indicative of the results that may be expected for the full year of 2016. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Segment Disclosure

Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment for activities related to investing in real estate. Our investments in real estate are geographically diversified and the chief operating decision makers evaluate operating performance on an individual asset level. As each of our assets has similar economic characteristics, the assets have been aggregated into one reportable segment.

Investment in Hotel Properties

The Company allocates the purchase price of acquired hotel properties based on the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Intangible assets may include certain value associated with the on-going operations of the hotel business being acquired as part of the hotel property acquisition.  Acquired intangible assets that derive their values from real property or an interest in real property, are inseparable from that real property or interest in real property, and do not produce or contribute to the production of income other than consideration for the use or occupancy of space, are recorded as a component of the related real estate asset in our Condensed Consolidated Financial Statements.  Identifiable intangible assets or liabilities may also arise from assumed contractual arrangements as part of the acquisition of the hotel property, including terms that are above or below market compared to an estimated fair market value of the agreement at the acquisition date. We determine the acquisition-date fair values of all assets and assumed liabilities using methods similar to those used by independent appraisers, including using a discounted cash flow analysis that uses appropriate discount or capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  Acquisition costs are expensed as incurred.

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

On a limited basis, we provide financing to developers of hotel properties for development projects. We evaluate these arrangements to determine if we participate in residual profits of the hotel property through the loan provisions or other agreements. Where we conclude that these arrangements are more appropriately treated as an investment in the hotel property, we reflect the loan as an investment in hotel properties under development in our Condensed Consolidated Balance Sheets. If classified as hotel properties under development, no interest income is recognized on the loan and interest expense is capitalized on our investment in the hotel property during the construction period.

We monitor events and changes in circumstances for indicators that the carrying value of a hotel property or land held for development may be impaired. Additionally, we perform at least annual reviews to monitor the factors that could trigger an impairment.  Factors that could trigger an impairment analysis include, among others: i) significant underperformance relative to historical or projected operating results, ii) significant changes in the manner of use of a property or the strategy of our overall business, including changes in the estimated holding periods for hotel properties and land parcels, iii) a significant increase in competition, iv) a significant adverse change in legal factors or regulations, and v) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows of the specific property and determine if the carrying amount of the asset is recoverable. If an impairment is identified, we estimate the fair value of the property based on discounted cash flows or sales price if the property is under contract and an adjustment is made to reduce the carrying value of the property to its estimated fair value.

Intangible Assets

We amortize intangible assets with determined finite useful lives using the straight-line method.  We do not amortize intangible assets with indefinite useful lives, but we evaluate these assets for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired.

 Assets Held for Sale and Discontinued Operations

We periodically review our hotel properties and our land held for development based on established criteria such as age, type of franchise, adverse economic and competitive conditions, and strategic fit to identify properties that we believe are either non-strategic or no longer complement our business. Based on our review, we periodically market properties for sale that no longer meet our investment criteria.

We classify assets as Assets Held for Sale in the period in which certain criteria are met, including when the sale of the asset within one year is probable.  Assets classified as Assets Held for Sale are no longer depreciated and are carried at the lower of carrying amount or fair value less selling costs.

Historically, we presented the results of operations of hotel properties that had been sold or otherwise qualified as Assets Held for Sale in discontinued operations if the operations and cash flows of the hotel properties had been or would be eliminated from our ongoing operations. In the prior year we adopted Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity and we currently anticipate that the majority of future properties for sale will not be classified as discontinued operations.

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

Additionally, we have in the past and may in the future enter into purchase and sale transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (“IRC”), for the exchange of like-kind property to defer taxable gains on the sale of properties (“1031 Exchange”).  For reverse transactions under a 1031 Exchange in which we purchase a new property prior to selling the property to be matched in the like-kind exchange (we refer to a new property being acquired by us in the 1031 Exchange prior to the sale of the related property as a “Parked Asset”), legal title to the Parked Asset is held by a Qualified Intermediary engaged to execute the 1031 Exchange until the sale transaction and the 1031 Exchange is completed.  We retain essentially all of the legal and economic benefits and obligations related to the Parked Assets prior to completion of the 1031 Exchanges.   As such, the Parked Assets are included in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations as a VIE until legal title is transferred to us upon completion of the 1031 Exchange.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At times, cash on deposit may exceed the federally insured limit. We maintain our cash with high credit quality financial institutions.

Restricted Cash

Restricted cash consists of certain funds maintained in escrow for property taxes, insurance, and certain capital expenditures. Funds may be disbursed from the account upon proof of expenditures and approval from the lender or other party requiring the restricted cash reserves.

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

Deferred Charges, net

Initial franchise fees are capitalized and amortized over the term of the franchise agreement using the straight-line method.

Deferred Financing Fees

In accordance with ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, debt issuance costs are presented as a direct deduction from the carrying value of the debt liability on the Condensed Consolidated Balance Sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method.

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

Our Condensed Consolidated Financial Statements include non-controlling interests related to common units of limited partnership interests (“Common Units”) in the Operating Partnership held by unaffiliated third parties.

Revenue Recognition

We recognize revenue when guestrooms are occupied and services have been rendered. Revenues are recorded net of any sales and other taxes collected from customers. All discounts are recorded as a reduction to revenue. Cash received prior to guest arrival is recorded as an advance from the customer and is recognized at the time of occupancy.

Sales and Other Taxes

We have operations in states and municipalities that impose sales or other taxes on certain sales. We collect these taxes from our customers and remit the entire amount to the various governmental units. The taxes collected and remitted are excluded from revenues and are included in accrued expenses until remitted.

Equity-Based Compensation

Our 2011 Equity Incentive Plan, which was amended and restated effective June 15, 2015 (the “Equity Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other stock-based awards. We account for the stock options granted upon completion of our IPO at fair value using the Black-Scholes option-pricing model and we account for all other awards of equity, including time-based and performance-based stock awards, using the grant date fair value of those equity awards. Restricted stock awards with performance-based vesting conditions are market-based awards tied to total stockholder return and are valued using a Monte Carlo simulation model in accordance with ASC Topic 718, Compensation — Stock Compensation. We expense the fair value of awards under the Equity Plan ratably over the vesting period and market-based awards are not adjusted for performance. The amount of stock-based compensation expense may be subject to adjustment in future periods due to a change in forfeiture assumptions or modification of previously granted awards.

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

For interest rate derivatives designated as cash flow hedges, the effective portion of changes in fair value is initially reported as a component of accumulated other comprehensive loss in the equity section of our Condensed Consolidated Balance Sheets and reclassified to interest expense in our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings. The ineffective portion of changes in fair value is recognized in current earnings in other income (expense) in the Condensed Consolidated Statements of Operations.

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

Substantially all of our assets are held by, and all of our operations are conducted through our Operating Partnership. Partnerships are not subject to U.S. federal income taxes as revenues and expenses pass through to and are taxed on the owners. Generally, the states and cities where partnerships operate follow the U.S. federal income tax treatment. However, there are a limited number of local and state jurisdictions that tax the taxable income of the Operating Partnership.  Accordingly, we provide for income taxes in these jurisdictions for the Operating Partnership.

Taxable income related to our TRS is subject to federal, state and local income taxes at applicable tax rates. Our consolidated income tax provision or benefit includes the income tax provision or benefit related to the operations of the TRS as well as state and local income taxes related to the Operating Partnership.

Where required, we account for federal and state income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for: i) the future tax consequences attributable to differences between carrying amounts of existing assets and liabilities based on GAAP and the respective carrying amounts for tax purposes, and ii) operating losses and tax-credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the change in tax rates. However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized based on consideration of available evidence, including future reversals of taxable temporary differences, future projected taxable income and tax planning strategies.

We perform a review of any uncertain tax positions and if necessary will record expected future tax consequences of uncertain tax positions in the financial statements.

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

We elected not to use the fair value option for cash and cash equivalents, restricted cash, trade receivables, prepaid expenses and other, debt, accounts payable, and accrued expenses and other. With the exception of our fixed-rate debt (See “Note 4 — Debt”), the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the current presentation primarily as a result of adopting new accounting standards in the current period.  Reclassifications had no net effect on the Company’s previously reported consolidated financial position or consolidated results of operations.

New Accounting Standards

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. ASU No. 2016-01 is effective for our fiscal year commencing on January 1, 2018. We do not anticipate that the adoption of ASU No. 2016-01 will have a material effect on our consolidated financial position or our consolidated results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which changes lessee accounting to reflect the financial liability and right-of-use asset that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for our fiscal year commencing on January 1, 2019, but early adoption is permitted. We are evaluating the effect that ASU 2016-02 will have on our Condensed Consolidated Financial Statements and related disclosures. We have not yet selected a transition date nor have we determined the effect of ASU No. 2016-02 on our consolidated financial position or consolidated results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for income taxes for certain equity-based awards to employees. ASU No. 2016-09 is effective for our fiscal year commencing on January 1, 2017. We do not anticipate that the adoption of ASU No. 2016-09 will have a material effect on our consolidated financial position or our consolidated results of operations.

NOTE 3 - INVESTMENT IN HOTEL PROPERTIES, NET

Investment in Hotel Properties, net

Investment in hotel properties, net at March 31, 2016 and December 31, 2015 is as follows (in thousands):

	March 31, 2016	December 31, 2015
Land	$162,169	$149,996
Hotel buildings and improvements	1,321,208	1,222,017
Construction in progress	13,582	6,555
Furniture, fixtures and equipment	121,755	123,332
	1,618,714	1,501,900
Less accumulated depreciation	(184,699)	(168,493)
	$1,434,015	$1,333,407

Assets Held for Sale

Assets held for sale at March 31, 2016 and December 31, 2015 include the following (in thousands):

	March 31, 2016	December 31, 2015
Land	$15,228	$24,250
Hotel buildings and improvements	61,728	97,249
Furniture, fixtures and equipment	6,832	10,906
Construction in progress	36	42
Notes receivable	2,490	—
Franchise fees	471	691
Total	$86,785	$133,138

On June 2, 2015, the Operating Partnership and certain affiliated entities entered into two separate agreements, as amended on July 15, 2015 (collectively, the "ARCH Agreements"), to sell a portfolio of 26 hotels containing an aggregate of 2,793 guestrooms to affiliates of American Realty Capital Hospitality Trust, Inc. ("ARCH") for an aggregate cash purchase price of approximately $347.4 million. As a result of the ARCH Agreements, we classified the hotel properties to be sold pursuant to the ARCH Agreements as Assets Held for Sale. The hotels were to be sold in three separate closings.  The first closing of 10 hotels containing 1,090 guestrooms was completed on October 15, 2015 for an aggregate cash payment of $150.1 million and was executed through forward and reverse 1031 Exchanges to defer taxable gains on the sale of the hotels.

On December 29, 2015, we and ARCH agreed to terminate the ARCH Agreement with respect to ARCH’s right to acquire fee simple interests in 10 hotels containing a total of 996 guestrooms for an aggregate purchase price of $89.1 million at a closing that had been scheduled to occur on December 29, 2015 (the “Terminated Purchase Agreement”). As a result of the termination, ARCH forfeited and we retained, the $9.1 million earnest money deposit made by ARCH under the ARCH Agreements related to the sale of these ten hotels and the parties were released from further obligations, except those which expressly survive the termination of the ARCH Agreement pursuant to its terms.

On February 11, 2016, we completed the sale of six hotels to ARCH for an aggregate purchase price of $108.3 million. We provided seller-financing (as provided below) to ARCH of $20.0 million to consummate the transaction. The proceeds from the sale were used to complete certain reverse 1031 Exchanges.  The hotels acquired by us to complete the reverse 1031 Exchanges included the 179-guestroom Courtyard by Marriott in Atlanta (Decatur), GA on October 20, 2015 for a purchase price of $44.0 million and the 226-guestroom Courtyard by Marriott in the West End of Nashville, TN on January 19, 2016 for a purchase price of $71.0 million.  The completion of the reverse 1031 Exchanges resulted in the deferral of taxable gains of approximately $74.0 million and the pay-down of our unsecured revolving credit facility by $105.0 million. Additionally, we repaid a mortgage loan totaling $5.8 million related to the sale to ARCH. The sale to ARCH resulted in a $56.8 million gain, of which we recorded a gain of $36.8 million during the three months ended March 31, 2016, and deferred gains of $20.0 million on the sale related to the seller financing. We will recognize the deferred gains as we receive repayment of the principal balance of the loan from ARCH.

On February 11, 2016, the Company and American Realty Capital Hospitality Portfolio SMT ALT, LLC, an affiliate of ARCH, as substitute purchaser (“New ARCH Purchaser”), entered into a letter agreement (the “Reinstatement Agreement”) and agreed, subject to the terms and conditions of the Reinstatement Agreement, to reinstate the Terminated Purchase Agreement in its entirety, except as modified by the Reinstatement Agreement (the Terminated Purchase Agreement, as reinstated and modified by the Reinstatement Agreement, is referred to herein as the “Reinstated Purchase Agreement”), to make null and void the prior termination of the Terminated Purchase Agreement and to proceed with the proposed sale of the 10 hotels (the “Reinstated Hotels”) pursuant to the Reinstated Purchase Agreement for an aggregate purchase price of $89.1 million. The Reinstated Hotels are being sold to the New ARCH Purchaser as part of the ARCH Sale.

The Reinstatement Agreement required the New ARCH Purchaser to deposit non-refundable earnest money in the amount of $7.5 million (the “New Deposit”) with an escrow agent to support the closing of the Reinstated Hotels.  The New Deposit is non-refundable to the New ARCH Purchaser except in limited circumstances.  The prior earnest money deposit in the amount of $9.1 million that was retained by us in connection with the termination of the Terminated Purchase Agreement will not be credited to the New ARCH Purchaser against the purchase price for the Reinstated Hotels, and the purchase price remains the same.  The closing of the sale of the Reinstated Hotels is scheduled to occur on or before December 30, 2016 (the “New Closing Date”), or at such later date as the closing may be adjourned or extended in accordance with the express terms of the Reinstatement Agreement.  If the closing of the Reinstated Hotels does not occur as required by the Reinstatement Agreement because of a default by the New ARCH Purchaser, then the New ARCH Purchaser will forfeit the New Deposit to us as liquidated damages.

Prior to the New Closing Date, we have the right to continue to market and ultimately sell, without the consent of the New ARCH Purchaser, any or all of the Reinstated Hotels to bona fide third-party purchasers that are not affiliates of ours.  If we sell some, but not all, of the Reinstated Hotels to bona fide third-party purchasers, then the purchase price to be paid by the New ARCH Purchaser for the remaining Reinstated Hotels will be reduced, but the New Deposit will remain with the escrow agent except in limited circumstances. We are actively marketing the properties subject to the Reinstated Purchase Agreement to other potential buyers and two of the properties are currently under contract for sale to purchasers that are unrelated to the new ARCH Purchaser.

On February 11, 2016, the Operating Partnership entered into a loan agreement with ARCH, as borrower, which provides for a loan by the Operating Partnership to ARCH in the amount of $27.5 million (the “Loan”).  The proceeds of the Loan were required to be applied by ARCH as follows: (i) $20.0 million was applied toward the payment of a portion of the $108.3 million purchase price for the six hotels containing 707 guestrooms, which were acquired by ARCH on February 11, 2016 as part of the ARCH Sale; and (ii) the remaining $7.5 million was applied by ARCH to fund the New Deposit under the Reinstated Purchase Agreement. The Loan is recorded net of deferred gains in Investment in Real Estate Loans, net on our Condensed Consolidated Balance Sheet at March 31, 2016.

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

Interest will accrue on the unpaid principal balance of the Loan at a rate of 13.0% per annum from the date of the Loan to the initial Maturity Date, 14.0% per annum during the first extension period and 15.0% per annum during the second extension period.  An amount equal to 9.0% per annum is to be paid monthly (the "Monthly Interest").  The remaining 4.0%, 5.0% and 6.0%, as the case may be, will accrue and be compounded monthly (the “PIK”).  The PIK must be paid in order to exercise any Extension Option, otherwise the PIK is payable at the initial Maturity Date.  The PIK may be paid in cash prior to the initial Maturity Date, or any extension thereof. ARCH is current with respect to the payment of the Monthly Interest.

To secure the payment of the Amortization Payments, ARCH will cause the rents from certain hotel properties or assets of its taxable REIT subsidiaries to be deposited into a separate controlled account (the “Control Account”) and ARCH has granted the Operating Partnership a continuing security interest in all of its right, title and interest in and to the Control Account until the Amortization Payments have been satisfied in full in accordance with the terms of the Loan agreement.

At December 31, 2015, we had two notes receivable totaling $2.7 million included in Investment in Real Estate Loans, net on our Condensed Consolidated Balance Sheet related to seller-financing for the sale in a prior year of two hotel properties in Emporia, KS (each an "Emporia Property").  The loans had matured and the buyer was in payment default under the terms of the loans.  We were awarded legal title to one Emporia Property through foreclosure and foreclosure proceedings related to the other Emporia Property are ongoing.  The reacquired Emporia Property is recorded as Assets Held for Sale on our Condensed Consolidated Balance Sheet at March 31, 2016.

During the three months ended March 31, 2016, we purchased an additional note receivable from the first priority lien holder for the Emporia Property for which foreclosure proceedings are ongoing to facilitate the completion of the reacquisition of this Emporia Property through a foreclosure.  The remaining notes receivable are recorded as Assets Held for Sale on our Condensed Consolidated Balance Sheet at March 31, 2016.

On April 11, 2016, we entered into contracts for sale of the reacquired Emporia Property and the first priority lien note and our second lien note related to the remaining Emporia Property to a third party purchaser that is unrelated to the prior owner for an aggregate selling price of approximately $4.5 million. On April 15, 2016, we completed the sale of the reacquired Emporia Property and we expect to close the sale of the first and second lien notes related to the remaining Emporia Property to the same buyer in the second quarter of 2016. We do not expect the sale of the assets to result in a significant gain or loss. There can be no assurance that we will successfully complete the sale of the notes on the terms contemplated by the contract for sale or at all.

In addition to the hotel properties related to the ARCH Agreements noted above, Assets Held for Sale at December 31, 2015 included land parcels in Spokane, WA, Fort Myers, FL and Flagstaff, AZ, which are being actively marketed for sale.  These land parcels remain in Assets Held for Sale on the Condensed Consolidated Balance Sheets at March 31, 2016.

Hotel Property Acquisitions

A summary of the hotel properties acquired during the three months ended March 31, 2016 is as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Purchase Price
January 19, 2016	Courtyard by Marriott	Nashville, TN	$71,000
January 20, 2016	Residence Inn by Marriott	Atlanta, GA	38,000	(1)
			$109,000	(2)

(1)
This Parked Asset was purchased as part of a potential reverse 1031 Exchange. See "Note 2 — Basis of Presentation and Significant Accounting Policies—Variable Interest Entities".  As such, the legal title to this Parked Asset is held by a qualified intermediary engaged to execute the potential 1031 Exchange.  We retain essentially all of the legal and economic benefits and obligations related to the Parked Asset.  As such, the Parked Asset is included in our Condensed Consolidated Balance Sheets at March 31, 2016 and Condensed Consolidated Statements of Operations for the three months then ended as a VIE until legal title is transferred to us upon completion of the 1031 Exchange.

(2) The net assets acquired totaled $109,182 due to the purchase at settlement of certain working capital assets and liabilities related to the properties that was in addition to the purchase price of $109,000.

The hotel properties were acquired using funds advanced on our senior unsecured credit facility (See "Note 4 - Debt").

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

For the Three Months Ended March 31, 2016
Land	$12,173
Hotel buildings and improvements	95,358
Furniture, fixtures and equipment	2,130
Other assets (1)	383
Total assets acquired	110,044
Less other liabilities (1)	(862)
Net assets acquired	$109,182

(1)
The net assets acquired totaled $109,182 due to the purchase at settlement of certain working capital assets and liabilities related to the properties that was in addition to the purchase price of $109,000.

Total revenues and net income for hotel properties acquired in the three months ended March 31, 2016, which are included in our Condensed Consolidated Statements of Operations, are as follows (in thousands):

For the Three Months Ended March 31, 2016
Revenues	$4,244
Net income	$977

The results of operations of acquired hotel properties are included in the Condensed Consolidated Statements of Operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information presents the results of operations as if all acquisitions in 2016 and 2015 had taken place on January 1, 2015 and all dispositions had occurred prior to that date. Additionally, the unaudited condensed pro forma information excludes the operating results from discontinued operations and disposed properties that were not classified as discontinued operations after the adoption of ASU No. 2014-08. The unaudited condensed pro forma financial information is for comparative purposes only and is not necessarily indicative of what actual results of operations would have been had the hotel acquisitions and dispositions taken place on or before January 1, 2015. This information does not purport to be indicative of or represent results of operations for future periods.

The unaudited condensed pro forma financial information for the three months ended March 31, 2016 and 2015 is as follows (in thousands, except per share):

	For the Three Months Ended March 31,
	2016 (1)	2015
	(unaudited)
Revenues	$116,693	$109,035
Income from hotel operations	$43,813	$39,716
Net income before taxes	$13,749	$13,187
Net income	$12,178	$12,668
Net income attributable to common stockholders, net of amount allocated to participating securities	$7,957	$8,425
Basic and diluted net income per share attributable to common stockholders	$0.09	$0.10

(1) The pro forma amounts exclude the $36.8 million gain on the sale of hotel properties during the three months ended March 31, 2016.

NOTE 4 - DEBT

At March 31, 2016 our indebtedness is comprised of borrowings under a $450.0 million senior unsecured credit facility, the 2015 Term Loan (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. At December 31, 2015 our indebtedness was comprised of borrowings under the former $300.0 million senior unsecured credit facility, the 2015 Term Loan (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivative, for all borrowings was 3.76% at March 31, 2016 and 3.90% at December 31, 2015.

	March 31, 2016	December 31, 2015
Revolving debt	$55,000	$95,000
Term loans	290,000	215,000
Mortgage loans	359,061	367,096
	704,061	677,096
Unamortized debt issuance costs	(6,763)	(5,560)
Debt, net of debt issuance costs	$697,298	$671,536

Our total fixed-rate and variable-rate debt, after giving effect to our interest rate derivative, is as follows (in thousands):

	March 31, 2016	December 31, 2015
Fixed-rate debt	$400,711	$402,673
Variable-rate debt	303,350	274,423
	$704,061	$677,096

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Fixed-rate debt	$325,711	$319,913	$327,673	$321,841	Level 2 - Market approach

At March 31, 2016 and December 31, 2015, we had $75.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value.  Differences between the carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to "Note 5 — Derivative Financial Instruments and Hedging."

Former $300 Million Senior Unsecured Credit Facility

At December 31, 2015, we had a $300.0 million senior unsecured credit facility. The senior unsecured credit facility was comprised of a $225.0 million revolving credit facility (the “$225 Million Revolver”) and a $75.0 million term loan. At December 31, 2015, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which we had $170.0 million borrowed and $130.0 million available to borrow.

$450 Million Senior Unsecured Credit Facility

On January 15, 2016, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $450.0 million senior unsecured facility (the “2016 Unsecured Credit Facility”) with Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Regions Capital Markets as joint lead arrangers and joint bookrunners, and a syndicate of lenders including Deutsche Bank AG New York Branch, Bank of America, N.A., Regions Bank, Royal Bank of Canada, U.S. Bank National Association, PNC Bank, National Association, KeyBank National Association, Raymond James Bank, N.A., and Branch Banking and Trust Company.

The 2016 Unsecured Credit Facility is comprised of a $300.0 million revolving credit facility (the “$300 Million Revolver”) and a $150.0 million term loan (the “$150 Million Term Loan”) and replaces the former $300 million unsecured credit facility. The Company transferred to the 2016 Unsecured Credit Facility the outstanding principal balance of $170.0 million on the former $300.0 million senior unsecured credit facility, and the former $300.0 million senior unsecured credit facility was paid off in full and terminated upon entry into the 2016 Unsecured Credit Facility described above. At March 31, 2016, the maximum amount of borrowing permitted under the the 2016 Unsecured Credit Facility was $450.0 million, of which we had $205.0 million borrowed and $245.0 million available to borrow.

The 2016 Unsecured Credit Facility has an accordion feature which will allow the Company to increase the total commitments by an aggregate of up to $150.0 million on the $300 Million Revolver and $150 Million Term Loan.  The $300 Million Revolver will mature on March 31, 2020 and can be extended to March 31, 2021 at the Company’s option, subject to certain conditions. The $150 Million Term Loan will mature on March 31, 2021.

The Company pays interest on revolving credit advances at varying rates based upon, at the Company’s option, either (i) 1, 2, 3, or 6-month LIBOR, plus a LIBOR margin between 1.50% and 2.25%, depending upon the Company’s leverage ratio (as defined in the 2016 Unsecured Credit Facility agreement), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin between 0.50% and 1.25%, depending upon the Company’s leverage ratio.  The interest rate at March 31, 2016 was 2.13%.

Financial and Other Covenants. We are required to comply with a series of financial and other covenants in order to borrow under this credit facility. At March 31, 2016, we were in compliance with all required covenants.

Unencumbered Assets. The 2016 Unsecured Credit Facility is unsecured.  However, borrowings under the 2016 Unsecured Credit Facility are limited by the value of hotel assets that qualify as unencumbered assets. At March 31, 2016, the Company had 44 unencumbered hotel properties supporting the 2016 Unsecured Credit Facility.

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

Unsecured Term Loan

On April 7, 2015, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $125.0 million unsecured term loan (the “2015 Term Loan”). The 2015 Term Loan matures on April 7, 2022 and has an accordion feature which allows us to increase the total commitments by an aggregate of $75.0 million prior to the maturity date, subject to certain conditions.  On April 21, 2015, the Company exercised $15.0 million of the accordion and added American Bank, N.A. as a lender under the facility.

At closing, we were advanced the full $125.0 million amount of the 2015 Term Loan and on April 21, 2015, we were advanced the $15.0 million exercised on the accordion. All proceeds were used to pay down the principal balance of our $225 million revolver provided under the former $300.0 million senior unsecured credit facility.  We pay interest on advances equal to the sum of LIBOR or the administrative agent’s prime rate and the applicable margin. We are currently paying interest at 2.43% based on LIBOR at March 31, 2016.

Borrowings under the 2015 Term Loan are limited by the value of hotel assets that qualify as unencumbered assets. As of March 31, 2016, 44 of our hotel properties qualified as, and are deemed to be, unencumbered assets.

Term Loans

At March 31, 2016, we had $649.1 million in secured and unsecured term loans outstanding (including the $150 Million Term Loan and the 2015 Term Loan described above).  Term loans totaling $359.1 million are secured primarily by first mortgage liens on certain hotel properties.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at March 31, 2016 and December 31, 2015 is as follows (dollars in thousands):

	March 31, 2016			December 31, 2015
	Number of Instruments	Notional Amount	Fair Value	Number of Instruments	Notional Amount	Fair Value
Interest rate swaps (liability)	1	$75,000	$(2,443)	1	$75,000	$(1,811)
	1	$75,000	$(2,443)	1	$75,000	$(1,811)

All of our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At March 31, 2016 and December 31, 2015, our remaining interest rate swap was in a liability position. We have not posted any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

The table below details the presentation in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Loss recognized in accumulated other comprehensive income on derivative financial instruments (effective portion)	$(938)	$(1,186)
Loss reclassified from accumulated other comprehensive income to interest expense (effective portion)	$(306)	$(425)
Loss recognized in Other Expense (ineffective portion)	$—	$(1)

Amounts reported in accumulated other comprehensive income related to derivative financial instruments will be reclassified to interest expense as interest payments are made on the hedged variable-rate debt. In the next twelve months, we estimate that an additional $2.4 million will be reclassified from other comprehensive income as an increase to interest expense.

NOTE 6 - EQUITY

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

Changes in common stock during the three months ended March 31, 2016 and 2015 were as follows:

	For the Three Months Ended March 31,
	2016	2015
Beginning common shares outstanding	86,793,521	86,149,720
Common Unit redemptions	31,042	20,691
Grants under the Equity Plan	446,280	303,915
Common stock for director fees	2,062	—
Forfeitures	—	(46,030)
Other	(53,059)	(36,116)
Ending common shares outstanding	87,219,846	86,392,180

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

 At March 31, 2016 and December 31, 2015, unaffiliated third parties owned 484,979 and 516,021, respectively, of Common Units of the Operating Partnership, representing an approximate 1% limited partnership interest in the Operating Partnership.

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

Leasehold Venture

We own a majority interest in a joint venture that owns a fee simple interest in a hotel property and we also own a minority interest in a related joint venture (“Leasehold Venture”) that holds a leasehold interest in the property. We control the Leasehold Venture as we are the managing member of the entity. Additionally, the majority of the profits and losses of the Leasehold Venture are absorbed by us. As a result, we have concluded that the Leasehold Venture represents a VIE that should be consolidated into our Condensed Consolidated Financial Statements. As such, all of the net assets and operating results of the Leasehold Venture are included in our Condensed Consolidated Financial Statements for the periods presented.  We will have the option to purchase the remaining interest in the Leasehold Venture either through the exercise of a put option through July 1, 2016 by the other joint venture partner or a call option by us from the termination date of the unexercised put option through July 1, 2018.

NOTE 7 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at March 31, 2016 using
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$—	$2,443	$—	$2,443

	Fair Value Measurements at December 31, 2015 using
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$—	$1,811	$—	$1,811

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2016 or 2015.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Restricted Cash

The Company maintains reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at our hotel properties in accordance with management, franchise or mortgage loan agreements. These agreements generally require the Company to reserve cash ranging from 3% to 5% of the revenues of the individual hotel in restricted cash escrow accounts. Any unused restricted cash balances revert to the Company upon the termination of the underlying agreement or may be released to the Company from the restricted cash escrow accounts upon proof of expenditures and approval from the lender or other party requiring the restricted cash reserves. At March 31, 2016 and December 31, 2015, approximately $24.8 million and $23.1 million, respectively, was available in restricted cash reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at our hotel properties.

Ground Leases

We lease land for one hotel property in Duluth, GA under the terms of an operating ground lease agreement expiring April 1, 2069. We also have two prepaid land leases for two hotel properties in Portland, OR which expire in June of 2084 and have a remaining prepaid balance of $3.3 million at both March 31, 2016 and December 31, 2015.  We have one option to extend these leases for an additional 14 years. We lease land for one hotel property in Houston (Galleria Area), TX under the terms of an operating ground lease agreement with an initial termination date of April 20, 2053 with one option to extend for an additional 10 years.  We lease land for one hotel property in Austin, TX with an initial lease termination date of May 31, 2050.  We lease land for one hotel property in Baltimore (Hunt Valley), MD with a lease termination date of December 31, 2019 and twelve remaining options to extend for five additional years per extension.   Total rent expense for these leases for the three months ended March 31, 2016 and 2015 was $0.3 million and $0.2 million, respectively.

In addition, we lease land for one hotel property in Garden City, NY under a PILOT (payment in lieu of taxes) lease. We pay a reduced amount of property tax each year of the lease as rent. The lease expires on December 31, 2019. Upon expiration of the lease, we expect to exercise our right to acquire a fee simple interest in the hotel for nominal consideration.

Franchise Agreements

All of our hotel properties operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 20 years with various extension provisions. Each franchisor receives franchise fees ranging from 2% to 6% of each hotel property’s gross revenue, and some agreements require that we pay marketing fees of up to 4% of gross revenue. In addition, some of these franchise agreements require that we deposit a percentage of the hotel property’s gross revenue, generally not more than 5%, into a reserve fund for capital expenditures. During the three months ended March 31, 2016 and 2015, we expensed fees related to our franchise agreements of $9.1 million and $8.6 million, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various third-party management companies. The terms of our management agreements range from three to twenty-five years with various extension provisions. Each management company receives a base management fee, generally a percentage of total hotel property revenues. In some cases there are also monthly fees for certain services, such as accounting, based on number of guestrooms. Generally there are also incentive fees based on attaining certain financial thresholds. During the three months ended March 31, 2016 and 2015, we expensed fees related to our hotel management agreements of $4.9 million and $4.7 million, respectively.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business; however, we are not currently aware of any actions against us that we believe would have a material effect on our financial condition or results of operations.

NOTE 9 - EQUITY-BASED COMPENSATION

Our currently outstanding equity-based awards were issued under the Equity Plan, which was amended and restated on June 15, 2015 and provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based awards or incentive awards.

Stock options granted may be either incentive stock options or non-qualified stock options. Vesting terms may vary with each grant, and stock option terms are generally five to ten years. We have outstanding equity-based awards in the form of stock options and restricted stock awards. All of our outstanding equity-based awards are classified as equity awards.

Stock Options Granted Under our Equity Plan

Stock option activity for the three months ended March 31, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value (Current Value Less Exercise Price)
		(per share)	(in years)	(in thousands)
Outstanding at December 31, 2015	470,000	$9.75	5.2	$1,034
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2016	470,000	$9.75	4.9	$1,043
Exercisable at March 31, 2016	470,000	$9.75	4.9	$1,043

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

On February 24, 2016, we granted time-based restricted stock awards for 22,010 shares of common stock to certain of our non-executive employees. The awards vest over a four year period based on continued service (20% on March 9, 2017, 2018 and 2019, and 40% on March 9, 2020).  On March 8, 2016, we granted time-based restricted stock awards for 169,707 shares of common stock to our executive officers. The awards vest over a three year period based on continued service (25% on March 9, 2017 and 2018 and 50% on March 9, 2019), or in certain circumstances upon a change in control.

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

The fair value of time-based restricted stock awards is calculated based on the market value of our common stock on the date of grant.

The following table summarizes time-based restricted stock award activity under the Equity Plan for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested December 31, 2015	250,011	$12.03	$2,988
Granted	191,717	11.35
Vested	(59,975)	11.53
Forfeited	—	—
Outstanding at March 31, 2016	381,753	$11.77	$4,570

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

On March 8, 2016, we granted performance-based restricted stock awards for 254,563 shares of common stock to certain of our executive officers. Our performance-based restricted stock awards are market-based awards and are accounted for based on the fair value of our common stock on the grant date. The fair value of the performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model.

These awards generally vest based the Company’s percentile ranking within the SNL U.S. REIT Hotel Index at the end of the period beginning on March 8, 2016 and ending on the earlier of March 8, 2019, or upon a change in control.

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

The number of shares the executive officers may earn under these awards range from zero shares to twice the number of shares granted based on the Company’s percentile ranking within the index at the end of the measurement period. In addition, a portion of the performance-based shares may be earned based on the Company's absolute total shareholder return calculated during the performance period. The holders of these grants have the right to vote the granted shares of common stock and any dividends declared will be accumulated and will be subject to the same vesting conditions as the awards.  Further, if additional shares are earned based on the Company’s percentile ranking within the index, dividend payments will be issued as if the additional shares had been held throughout the measurement period.

The following table summarizes performance-based restricted stock activity under the Equity Plan for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested December 31, 2015	308,367	$12.95	$3,685
Granted	254,563	13.77
Vested	(113,903)	7.10
Forfeited	—	—
Outstanding at March 31, 2016	449,027	$14.90	$5,375

(1) The amounts included in this column represent the expected future value of the performance-based restricted stock awards calculated using the Monte Carlo simulation valuation model discussed above.

Director Stock Awards Made Pursuant to Our Equity Plan

Our non-employee directors have the option to receive shares of our common stock in lieu of cash for their director fees. In the three months ended March 31, 2016, we issued 2,062 shares of our common stock in lieu of cash for director fees.  The fair value of director stock awards is calculated based on the market value of our common stock on the date of grant.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate General and Administrative expenses in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options	$55	$147
Time-based restricted stock	337	222
Performance-based restricted stock	381	267
Director stock	20	—
	$793	$636

We recognize equity-based compensation expense ratably over the vesting period of the equity awards granted.

Unrecognized equity-based compensation expense for all non-vested awards was $9.0 million at March 31, 2016 as follows (in thousands):

	Total	2016	2017	2018	2019	2020
Time-based restricted stock	$3,758	$1,260	$1,505	$819	$165	$9
Performance-based restricted stock	5,281	1,726	2,192	1,168	195	—
	$9,039	$2,986	$3,697	$1,987	$360	$9

NOTE 10 - INCOME TAXES

Income taxes for the interim periods presented have been included in our Condensed Consolidated Financial Statements on the basis of an estimated annual effective tax rate. Our effective tax rate is affected by the mix of earnings and losses by taxing jurisdictions. Our earnings, other than in our TRS, are not generally subject to federal corporate and state income taxes due to our REIT election. However, there are a limited number of local and state jurisdictions that do tax the taxable income of the Operating Partnership.  Accordingly, we provide for income taxes in these jurisdictions for the Operating Partnership.

For the first quarter of 2016 and 2015, we recorded an income tax provision attributable to continuing operations of $1.6 million and $0.5 million, respectively. At March 31, 2015, the Company had a valuation allowance against substantially all its deferred tax assets. The valuation allowance was adjusted to zero during the year ended December 31, 2015.

We had no unrecognized tax benefits at March 31, 2016. We expect no significant changes in unrecognized tax benefits within the next year.

NOTE 11 - EARNINGS PER SHARE

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

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share):

	For the Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$48,734	$10,591
Less: Preferred dividends	4,147	4,147
Allocation to participating securities	29	21
Attributable to non-controlling interest	249	57
Net income attributable to common stockholders, net of amount allocated to participating securities	$44,309	$6,366
Denominator:
Weighted average common shares outstanding - basic	86,360	85,704
Dilutive effect of equity-based compensation awards	810	1,171
Weighted average common shares outstanding - diluted	87,170	86,875
Earnings per share:
Basic and diluted net income per share	$0.51	$0.07

All outstanding stock options were included in the computation of diluted earnings per share for the three months ended March 31, 2016 and 2015 due to their dilutive effect.

NOTE 12 - SUBSEQUENT EVENTS

Equity Transactions

On April 1, 2016, 22,594 Common Units were tendered for redemption and were redeemed for an equivalent number of shares of our common stock.

Dividends

On April 29, 2016, our Board of Directors declared cash dividends of $0.1325 per share of common stock, $0.578125 per share of 9.25% Series A Cumulative Redeemable Preferred Stock, $0.4921875 per share of 7.875% Series B Cumulative Redeemable Preferred Stock, and $0.4453125 per share of 7.125% Series C Cumulative Redeemable Preferred Stock. These dividends are payable on May 31, 2016 to stockholders of record on May 16, 2016.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2015 and our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

•	national, regional and local economic conditions;

•	levels of spending in the business, travel and leisure industries, as well as consumer confidence;

•	adverse changes in, or declining rates of growth with respect to, occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) and other hotel operating metrics;

•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

•	financial condition of, and our relationships with, third-party property managers and franchisors;

•	the degree and nature of our competition;

•	increased interest rates and operating costs;

•	increased renovation costs, which may cause actual renovation costs to exceed our current estimates;

•	changes in zoning laws and increases in real property taxes;

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

•	availability of and our ability to retain qualified personnel;

•	our failure to maintain our qualification as a real estate investment trust (“REIT”) under the IRC;

•	changes in our business or investment strategy;

•	availability, terms and deployment of capital;

•	general volatility of the capital markets and the market price of our common stock;

•	environmental uncertainties and risks related to natural disasters; and

•	the other factors discussed under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus primarily on owning premium-branded, select-service hotels in the Upscale segment of the U.S. lodging industry, as this segment is currently defined by Smith Travel Research (“STR”). At March 31, 2016, our portfolio consisted of 83 hotels with a total of 11,099 guestrooms located in 23 states, including one hotel held by a Qualified Intermediary to complete a reverse like-kind exchange under Section 1031 of the IRC (“1031 Exchange”). Except for seven hotels, six of which are subject to ground leases and one of which is subject to a PILOT (payment in lieu of taxes) lease, we own our hotels in fee simple. Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

The vast majority of our hotels operate under premium franchise brands owned by Marriott ® International, Inc. (“Marriott”) Hilton ® Worldwide (“Hilton”), Intercontinental Hotels Group ® (“IHG”) and an affiliate of Hyatt ® Hotels Corporation (“Hyatt”).

We have elected to be taxed as a REIT for federal income tax purposes. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels, except for one joint venture (See "Note 6 - Equity - Leasehold Venture"), are leased to wholly-owned subsidiaries (our “TRS lessees”) of Summit Hotel TRS, Inc., our taxable REIT subsidiary. All of our hotels are operated pursuant to hotel management agreements between our TRS lessees and professional third-party hotel management companies that are not affiliated with us as follows:

Management Company	Number of Properties	Number of Guestrooms
Interstate Management Company, LLC and its affiliate Noble Management Group, LLC	44	5,379
Select Hotels Group, LLC	12	1,681
InterMountain Management, LLC and its affiliate, Pillar Hotels and Resorts, LP	7	723
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott	6	973
White Lodging Services Corporation	4	791
Kana Hotels, Inc.	3	315
Affiliates of IHG including IHG Management (Maryland) LLC and Intercontinental Hotel Group Resources, Inc.	2	395
American Liberty Hospitality, Inc.	2	372
OTO Development, LLC	2	260
Stonebridge Realty Advisors, Inc.	1	210
Total	83	11,099

Our typical hotel management agreement requires us to pay a base fee to our hotel manager calculated as a percentage of hotel revenues.  In addition, our hotel management agreements generally provide that the hotel manager can earn an incentive fee for revenue or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") over certain thresholds.  Our TRS lessees may employ other hotel managers in the future.  We do not have any ownership or economic interest in any of the hotel management companies engaged by our TRS lessees.

Our revenues are derived from hotel operations and consist of room revenue and other hotel operations revenue. As a result of our focus on select-service hotels in the Upscale segment of the U.S. lodging industry, substantially all of our revenues are related to the sales of hotel guestrooms. Our other hotel operations revenues consist of ancillary revenues related to food and beverage sales, meeting rooms and other guest services provided at our hotel properties.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to macroeconomic trends. Key drivers of demand include growth in GDP, corporate profits, capital investments and employment. Although we remain optimistic that our hotel properties will realize RevPAR gains in 2016 despite the recent volatility of the economy and lodging industry, the risk exists that global and domestic economic conditions may cause the economic growth to slow or stall, which likely would adversely affect our growth expectations.

The U.S. lodging industry experienced a positive trend through 2015 that we expect to continue through 2016. According to a report prepared in January 2016 by PricewaterhouseCoopers, LLP, U.S. RevPAR growth for Upscale hotels and Upper-midscale hotels for 2016 is projected at 4.7% and 5.4%, respectively. We continue to have a positive outlook about national macro-economic conditions and their effect on room-night demand; however, as occupancy levels stabilize, growth expectations for fiscal year 2016 are expected to decelerate from those experienced in 2015. While the supply of new hotels under construction has increased and is expected to accelerate in 2016, we expect that our operating results will not be adversely affected to a substantial degree by increased lodging supply in our markets.

Our Hotel Property Portfolio

At March 31, 2016, our hotel property portfolio consisted of 83 hotels with a total of 11,099 guestrooms. According to STR’s current chain scales, 61 of our hotel properties with 8,413 guestrooms are categorized as Upscale hotels and 22 of our hotel properties with 2,686 guestrooms are categorized as Upper-midscale hotels. Information for our hotel properties by franchisor as of March 31, 2016 is as follows:

Franchise/Brand	Number of Hotel Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	12	1,903
SpringHill Suites by Marriott	6	874
Residence Inn by Marriott	9	1,109
Fairfield Inn & Suites by Marriott	3	290
Total Marriott	30	4,176
Hilton
Hilton Garden Inn	9	1,146
Hampton Inn	3	327
Hampton Inn & Suites	8	1,116
DoubleTree by Hilton	1	210
Homewood Suites	1	91
Total Hilton	22	2,890
Hyatt
Hyatt Place	16	2,224
Hyatt House	2	291
Total Hyatt	18	2,515
IHG
Hotel Indigo	1	115
Holiday Inn Express	2	185
Holiday Inn Express & Suites	4	561
Holiday Inn	1	143
Staybridge Suites	2	213
Total IHG	10	1,217
Starwood
Aloft	1	136
FourPoints by Sheraton	1	101
Total Starwood	2	237
Carlson
Country Inn & Suites by Carlson	1	64
Total	83	11,099

Hotel Property Portfolio Activity

We continuously consider ways in which to refine our portfolio of properties to drive growth and create value.  In the normal course of business, we evaluate opportunities to acquire additional properties that meet our investment criteria and opportunities to recycle capital through the disposition of properties.  As such, the composition and size of our portfolio of properties may change materially over time.  Significant changes to our portfolio of properties would have a material effect on our Condensed Consolidated Financial Statements.

On June 2, 2015, we entered into two separate agreements, as amended on July 15, 2015 (collectively, the “ARCH Agreements”), to sell a portfolio of 26 hotels containing an aggregate of 2,793 guestrooms to affiliates of American Realty Capital Hospitality Trust, Inc. ("ARCH") for an aggregate cash purchase price of approximately $347.4 million (the “ARCH Sale”). The hotels were to be sold in three separate closings.  The first closing of ten hotels containing 1,090 guestrooms was completed on October 15, 2015 for an aggregate cash payment of $150.1 million as forward and reverse 1031 Exchanges to defer taxable gains on the sale of the hotels.

On December 29, 2015, we and ARCH agreed to terminate the ARCH Agreement with respect to ARCH’s right to acquire fee simple interests in ten hotels containing a total of 996 guestrooms for an aggregate purchase price of $89.1 million at a closing that had been scheduled to occur on December 29, 2015 (the “Terminated Purchase Agreement”). As a result of the termination, ARCH forfeited and we retained, the $9.1 million earnest money deposit made by ARCH under the ARCH Agreements related to the sale of these ten hotels and the parties were released from further obligations, except those which expressly survive the termination of the ARCH Agreement pursuant to its terms.

On February 11, 2016, we completed the sale of six hotels to ARCH for an aggregate purchase price of $108.3 million. We provided seller-financing (as provided below) to ARCH of $20.0 million to consummate the transaction. The proceeds from the sale were used to complete certain reverse 1031 Exchanges.  The hotels acquired by us to complete the reverse 1031 Exchanges included the 179-guestroom Courtyard by Marriott in Atlanta (Decatur), GA on October 20, 2015 for a purchase price of $44.0 million and the 226-guestroom Courtyard by Marriott in the West End of Nashville, TN on January 19, 2016 for a purchase price of $71.0 million.  The completion of the reverse 1031 Exchanges resulted in the deferral of taxable gains of approximately $74.0 million and the pay-down of our unsecured revolving credit facility by $105.0 million. Additionally, we repaid a mortgage loan totaling $5.8 million related to the sale to ARCH. The sale to ARCH resulted in a $56.8 million gain, of which we recorded a gain of $36.8 million during the three months ended March 31, 2016, and deferred gains of $20.0 million on the sale related to the seller financing as described below. We will recognize the deferred gains as we receive repayment of the principal balance of the loan from ARCH.

On February 11, 2016, the Company and American Realty Capital Hospitality Portfolio SMT ALT, LLC, an affiliate of ARCH, as substitute purchaser (“New ARCH Purchaser”), entered into a letter agreement (the “Reinstatement Agreement”) and agreed, subject to the terms and conditions of the Reinstatement Agreement, to reinstate the Terminated Purchase Agreement in its entirety, except as modified by the Reinstatement Agreement (the Terminated Purchase Agreement, as reinstated and modified by the Reinstatement Agreement, is referred to herein as the “Reinstated Purchase Agreement”), to make null and void the prior termination of the Terminated Purchase Agreement and to proceed with the proposed sale of the ten hotels (the “Reinstated Hotels”) pursuant to the Reinstated Purchase Agreement for an aggregate purchase price of $89.1 million. The Reinstated Hotels are being sold to the New ARCH Purchaser as part of the ARCH Sale.

     The Reinstatement Agreement required the New ARCH Purchaser to deposit non-refundable earnest money in the amount of $7.5 million (the “New Deposit”) with an escrow agent to support the closing of the Reinstated Hotels.  The New Deposit is non-refundable to the New ARCH Purchaser except in limited circumstances.  The prior earnest money deposit in the amount of $9.1 million that was retained by us in connection with the termination of the Terminated Purchase Agreement will not be credited to the New ARCH Purchaser against the purchase price for the Reinstated Hotels.  The closing of the sale of the Reinstated Hotels is scheduled to occur on or before December 30, 2016 (the “New Closing Date”), or at such later date as the closing may be adjourned or extended in accordance with the express terms of the Reinstatement Agreement.  If the closing of the Reinstated Hotels does not occur as required by the Reinstatement Agreement because of a default by the New ARCH Purchaser, then the New ARCH Purchaser will forfeit the New Deposit to us as liquidated damages.

Prior to the New Closing Date, we have the right to continue to market and ultimately sell, without the consent of the New ARCH Purchaser, any or all of the Reinstated Hotels to bona fide third-party purchasers that are not affiliates of ours.  If we sell some, but not all, of the Reinstated Hotels to bona fide third-party purchasers, then the purchase price to be paid by the New ARCH Purchaser for the remaining Reinstated Hotels will be reduced, but the New Deposit will remain with the escrow agent except in limited circumstances. We are actively marketing the properties subject to the Reinstated Purchase Agreement to other potential buyers and two of the properties are currently under contract for sale to purchasers that are unrelated to the New ARCH Purchaser.

On February 11, 2016, Summit Hotel OP, LP, our operating partnership (the "Operating Partnership") entered into a loan agreement with ARCH, as borrower, which provides for a loan by the Operating Partnership to ARCH in the amount of $27.5 million (the “Loan”).  The proceeds of the Loan were required to be applied by ARCH as follows: (i) $20.0 million was applied toward the payment of a portion of the $108.3 million purchase price for the six hotels containing 707 guestrooms, which were acquired by ARCH on February 11, 2016 as part of the ARCH Sale; and (ii) the remaining $7.5 million was applied by ARCH to fund the New Deposit under the Reinstated Purchase Agreement. The loan is recorded net of deferred gains in Investment in Real Estate Loans, net on our Condensed Consolidated Balance Sheet at March 31, 2016.

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

Interest will accrue on the unpaid principal balance of the Loan at a rate of 13.0% per annum from the date of the Loan to the initial Maturity Date, 14.0% per annum during the first extension period and 15.0% per annum during the second extension period.  An amount equal to 9.0% per annum is to be paid monthly (the "Monthly Interest").  The remaining 4.0%, 5.0% and 6.0%, as the case may be, will accrue and be compounded monthly (the “PIK”).  The PIK must be paid in order to exercise any Extension Option, otherwise the PIK is payable at the initial Maturity Date.  The PIK may be paid in cash prior to the initial Maturity Date, or any extension thereof. ARCH is current with respect to the payment of the Monthly Interest.

To secure the payment of the Amortization Payments, ARCH will cause the rents from certain hotel properties or assets of its taxable REIT subsidiaries to be deposited into a separate controlled account (the “Control Account”) and ARCH has granted the Operating Partnership a continuing security interest in all of its right, title and interest in and to the Control Account until the Amortization Payments have been satisfied in full in accordance with the terms of the Loan agreement.

Hotel Property Acquisitions

A summary of the hotel properties acquired during the three months ended March 31, 2016 is as follows (dollars in thousands, except Cost per Key):

Date Acquired	Franchise/Brand	Location	Guestrooms as of March 31, 2016	Purchase Price		Renovation Cost		Cost per Key
January 19, 2016	Courtyard by Marriott	Nashville, TN	226	$71,000		$300	(2)	$315,000
January 20, 2016	Residence Inn by Marriott	Atlanta, GA	160	38,000	(1)	—		238,000
			386	$109,000		$300		$283,000

(1)
This hotel (“Parked Asset”) was purchased as part of a potential reverse 1031 Exchange. See "Note 2 — Basis of Presentation and Significant Accounting Policies—Variable Interest Entities".  As such, the legal title to this Parked Asset is held by a qualified intermediary engaged to execute the intended 1031 Exchange.  We retain essentially all of the legal and economic benefits and obligations related to the Parked Asset.  As such, the Parked Asset is included in our Condensed Consolidated Balance Sheets at March 31, 2016 and Condensed Consolidated Statements of Operations for the three months then ended as a Variable Interest Entity ("VIE") until legal title is transferred to us upon completion of the 1031 Exchange.

(2)	The amounts reflect actual-to-date and estimated remaining costs to complete.

The purchase price and renovation costs were funded by advances on our senior unsecured credit facility, cash generated by the sale of other properties, and operating cash flows. There is no assurance that our actual renovation costs will not exceed our estimates.

Foreclosure Activities

At December 31, 2015, we had two notes receivable totaling $2.7 million included in Investment in Real Estate Loans, net on our Condensed Consolidated Balance Sheet related to seller-financing for the sale in a prior year of two hotel properties in Emporia, KS (each an "Emporia Property").  The loans had matured and the buyer was in payment default under the terms of the loans.  We were awarded legal title to one Emporia Property through foreclosure and foreclosure proceedings related to the other Emporia Property are ongoing.  The reacquired Emporia Property is recorded as Assets Held for Sale on our Condensed Consolidated Balance Sheet at March 31, 2016.

During the three months ended March 31, 2016, we purchased an additional note receivable from the first priority lien holder for the Emporia Property for which foreclosure proceedings are ongoing to facilitate the completion of the reacquisition of this Emporia Property through a foreclosure.  The remaining notes receivable are recorded as Assets Held for Sale on our Condensed Consolidated Balance Sheet at March 31, 2016.

On April 11, 2016, we entered into contracts for sale of the reacquired Emporia Property and the first priority lien note and our second lien note related to the remaining Emporia Property to a third party purchaser that is unrelated to the prior owner for an aggregate selling price of approximately $4.5 million. On April 15, 2016, we completed the sale of the reacquired Emporia Property and we expect to close the sale of the first and second lien notes related to the remaining Emporia Property to the same buyer in the second quarter of 2016. We do not expect the sale of the assets to result in a significant gain or loss.

There can be no assurance that we will successfully complete the sale of the notes on the terms contemplated by the contract for sale or at all.

Non-GAAP Financial Measures

We consider funds from operations (“FFO”) and EBITDA, both of which are not measures that conform to Generally Accepted Accounting Principles (GAAP), to be useful to investors as key supplemental measures of our operating performance. We caution investors that amounts presented in accordance with our definitions of FFO and EBITDA may not be comparable to similar measures disclosed by other companies, since not all companies calculate these non-GAAP measures in the same manner. FFO and EBITDA should be considered along with, but not as substitutes for net income (loss) or other GAAP information as a measure of our operating performance. FFO and EBITDA may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, debt service obligations and other commitments and uncertainties. Although we believe that FFO and EBITDA can enhance the understanding of our consolidated financial condition and results of operations, these non-GAAP financial measures are not necessarily better indicators of any trend as compared to a comparable GAAP measure such as net income (loss).

 Funds From Operations

As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income or loss (computed in accordance with GAAP), excluding preferred dividends, gains (or losses) from sales of real property, impairment losses on real estate assets, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization related to real estate assets, and adjustments for unconsolidated partnerships and joint ventures. Unless otherwise indicated, we present FFO applicable to our common shares and common units of our Operating Partnership ("Common Units"). We present FFO because we consider it an important supplemental measure of our operational performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. We also use FFO as a basis for determining certain management incentives. FFO is intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, it provides a performance measure that, when compared year over year, reflects the effect on operations of trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from GAAP net income (loss). FFO should not be considered as a substitute for net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. References to FFO are based on the NAREIT-defined measure unless otherwise indicated.

The following is a reconciliation of our GAAP net income to FFO for the three months ended March 31, 2016 and 2015 (in thousands, except per share/unit data):

	For the Three Months Ended March 31,
	2016	2015
Net income	$48,734	$10,591
Preferred dividends	(4,147)	(4,147)
Net income applicable to common shares and Common Units	44,587	6,444
Real estate-related depreciation	18,057	15,145
(Gain) loss on disposal of assets	(36,780)	503
FFO applicable to common shares and Common Units	25,864	22,092
FFO per common share/Common Unit	$0.30	$0.25
Weighted average diluted common shares/Common Units (1)	87,170	86,875

(1)
Includes Common Units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the Common Units are redeemable for cash or, at our election, shares of our common stock.

During the three months ended March 31, 2016, FFO increased by $3.8 million, or 17.1%, over the comparable period in the prior year primarily due to an increase in revenues of $10.4 million during the three months ended March 31, 2016 in comparison with the prior year, which resulted in an increase in net income (adjusted for non-cash items such as depreciation and amortization, equity-based compensation and gain (loss) on the disposal of assets) of $5.0 million over the prior year.  The increase in revenues was due to the effect of the higher quality assets acquired as part of our capital recycling program and an increase in RevPAR as discussed below under “Results of Operations.”

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA represents net income or loss, excluding: (i) interest, (ii) income tax expense and (iii) depreciation and amortization. We believe EBITDA is useful to an investor in evaluating our operating performance because it provides investors with an indication of our ability to incur and service debt, to satisfy general operating expenses, to make capital expenditures and to fund other cash needs or reinvest cash into our business. We also believe that it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our asset base (primarily depreciation and amortization) from our operating results. Our management also uses EBITDA as one measure in determining the value of acquisitions and dispositions. EBITDA is used as a basis for determining certain management incentives and debt compliance.

The following is a reconciliation of our GAAP net income to EBITDA for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Net income	$48,734	$10,591
Depreciation and amortization	18,143	15,264
Interest expense	7,483	7,247
Interest income	(4)	(231)
Income tax expense	1,571	499
EBITDA	$75,927	$33,370

During the three months ended March 31, 2016, EBITDA increased by $42.6 million, or 127.5%, over the prior year primarily due to a net gain on the sale of assets of $36.8 million during the three months ended March 31, 2016.

Results of Operations

The comparisons that follow should be reviewed in conjunction with the unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Hotel properties classified as discontinued operations prior to our adoption of ASU No. 2014-08 are not included in the discussion below.

Comparison of Three Months Ended March 31, 2016 with Three Months Ended March 31, 2015

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the three months ended March 31, 2016 compared with the three months ended March 31, 2015 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned or leased as of March 31, 2016 and that we have owned or leased at all times since January 1, 2015.

	For the Three Months Ended March 31,
	2016		2015		Dollar Change		Percentage Change
	Total Portfolio (83 hotels)	Same-Store Portfolio (74 hotels)	Total Portfolio (90 hotels)	Same-Store Portfolio (74 hotels)	Total Portfolio (83/90 hotels)	Same-Store Portfolio (74 hotels)	Total Portfolio (83/90 hotels)	Same-Store Portfolio (74 hotels)
Total revenues	$118,082	$99,936	$107,648	$94,604	$10,434	$5,332	9.7%	5.6%
Hotel operating expenses	$74,138	$62,487	$69,268	$60,568	$4,870	$1,919	7.0%	3.2%
Occupancy	76.5%	76.9%	74.3%	74.5%	n/a	n/a	2.9%	3.3%
ADR	$140.20	$138.75	$132.36	$137.14	$7.84	$1.61	5.9%	1.2%
RevPAR	$107.18	$106.76	$98.30	$102.12	$8.88	$4.64	9.0%	4.5%

Revenue. Total revenues, including room and other hotel operations revenue, increased $10.4 million in the three months ended March 31, 2016 compared with the three months ended March 31, 2015. The increase in revenues is due to an increase in same-store revenues of $5.3 million and an increase in revenues from the seven hotel properties acquired in 2015 and two properties acquired in 2016 (the “Acquired Hotels”) of $16.0 million, partially offset by a reduction in revenue of $10.9 million related to disposed hotel properties.

The same-store revenue increase of $5.3 million, or 5.6%, was due to increases in occupancy to 76.9% in the first quarter of 2016 compared with 74.5% in the first quarter of 2015, and an increase in ADR to $138.75 in the first quarter of 2016 from $137.14 in the first quarter of 2015. The increases in occupancy and ADR resulted in a 4.5% increase in same-store RevPAR to $106.76 in the first quarter of 2016 compared with $102.12 in the first quarter of 2015. These increases were due to the transformation of our portfolio by selling assets, including six hotels in 2016 and ten hotels in 2015, with lower operating margins and RevPAR growth expectations and purchasing assets with higher operating margins and RevPAR growth expectations, the improving economy, our strong revenue and asset management programs, hotel industry fundamentals and strategic and brand-required renovations made at our same-store hotel properties.

Hotel Operating Expenses. Hotel operating expenses increased $4.9 million in the three months ended March 31, 2016 compared with the three months ended March 31, 2015. The increase is due in part to the additional operating expenses from the Acquired Hotels of $9.8 million. In addition, the increase in same-store hotel operating expenses is due to $1.9 million of variable costs related to the increase in revenue.  These increases were partially offset by a reduction in expenses of $6.8 million related to sold hotel properties.  Expenses at the same-store hotels decreased as a percentage of revenue from 64.0% in the first quarter of 2015 to 62.5% in the first quarter of 2016, due to consistent fixed expenses and increasing revenues at the same-store hotel properties.

The following table summarizes our hotel operating expenses for our same-store portfolio (74 hotels) for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended March 31,		Percentage	Percentage of Revenue
	2016	2015	Change	2016	2015
Rooms expense	$23,142	$22,134	4.6%	23.2%	23.4%
Other direct expense	13,501	13,126	2.9%	13.5%	13.9%
Other indirect expense	25,844	25,308	2.1%	25.9%	26.8%
Total hotel operating expenses	$62,487	$60,568	3.2%	62.5%	64.0%

Depreciation and Amortization. Depreciation and amortization expense increased $2.9 million in the three months ended March 31, 2016 compared with the three months ended March 31, 2015 primarily due to depreciation associated with the Acquired Hotels.

Corporate General and Administrative. Corporate general and administrative expenses increased $0.1 million in the three months ended March 31, 2016 compared with the three months ended March 31, 2015 primarily due to an increase in stock based compensation expense.

Gain on Disposal of Assets. Gain on disposal of assets increased by $37.3 million in the three months ended March 31, 2016 compared with the three months ended March 31, 2015. This increase was primarily due to the $36.8 million net gain recognized on the sale of six hotel properties to ARCH on February 11, 2016.

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

Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other non-recurring capital expenditures that periodically are made with respect to our hotel properties and scheduled debt payments, including maturing loans.  On January 15, 2016, the Company entered into a new $450 million senior unsecured credit facility that replaced our former $300 million senior unsecured credit facility.  The new credit facility extended the maturity date of the revolving line of credit under the former credit facility from 2017 to 2020 and the maturity date of the term loan component under the former credit facility from 2018 to 2021.  See “Outstanding Indebtedness” below for further information.

To satisfy the requirements for qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to distribute a sufficient amount of our taxable income to maintain our status as a REIT and to avoid tax on undistributed income. Therefore, if sufficient funds are not available to us from hotel dispositions, our senior unsecured credit facility and additional mortgage and other loans, we will need to raise capital to grow our business and invest in additional hotel properties.

We expect to satisfy our liquidity requirements with cash provided by operations, working capital, short-term borrowings under our $450 million senior unsecured credit facility, term debt, repayment of notes receivable, the strategic sale of hotels and the release of restricted cash upon satisfaction of the usage requirements. In addition, we may fund the purchase of hotel acquisitions and cost of required capital improvements by borrowing under our senior unsecured credit facility, assuming existing mortgage debt, issuing securities (including Common Units issued by our Operating Partnership), or incurring mortgage or other types of debt. Further, we may seek to meet our liquidity requirements by raising capital through public or private offerings of our equity or debt securities. However, certain factors may have an adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders, volatility in the equity and debt capital markets and other market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all. We believe that our cash provided by operations, working capital, borrowings available under our $450 million senior unsecured credit facility and other sources of funds available to us will be sufficient to meet our ongoing liquidity requirements for at least the next 12 months.

At March 31, 2016, we had $35.5 million of outstanding mortgage debt that matures in 2016.  Additionally, we have other scheduled payments of principal on debt through the remainder of 2016 totaling $6.0 million. Although we believe that we will have the capacity to satisfy these debt maturities and pay these scheduled principal debt payments from operating cash flows or draws on our senior unsecured credit facility, there can be no assurances that our senior unsecured credit facility will be available to repay such amortizing debt as draws under our senior unsecured credit facility are subject to certain financial covenants. At March 31, 2016, we were in compliance with all of our covenants under the $450 million senior unsecured credit facility.

Subsequent to March 31, 2016, we repaid a mortgage loan that had an interest rate of 6.38% and a principal balance of $5.0 million at March 31, 2016. There was no prepayment penalty related to the early repayment of the mortgage loan.

We anticipate making renovations and other non-recurring capital expenditures with respect to our hotel properties pursuant to property improvement plans required by our franchisors and our internal quality standards. We expect capital expenditures through the remainder of 2016 for these activities at hotel properties we own as of March 31, 2016 to be in the range of $30.0 million to $40.0 million.  Actual amounts may differ from our expectations.  We may also make renovations and incur other non-recurring capital expenditures in 2016 related to hotel properties that we acquire during the remainder of 2016.

Cash Flows

Total cash provided by operating activities increased to $24.5 million from $20.4 million for the three months ended March 31, 2016 and 2015, respectively.  The increase of $4.1 million primarily resulted from a $5.0 million improvement in net income, adjusted for non-cash items.

The $12.0 million increase in net cash used in investing activities for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily resulted from an increase in acquisitions of hotel properties of $109.2 million and an increase in funding of real estate loans of $24.9 million. These outflows were partially offset by an increase in proceeds from asset dispositions of $107.5 million, a reduction in escrow deposits for acquisitions of $10.0 million, and a reduction in capital expenditures of $6.4 million.

The $22.6 million increase in net cash provided by financing activities for the three months ended March 31, 2016 compared with the three months ended March 31, 2015 resulted from an increase in net borrowings of $24.7 million during the three months ended March 31, 2016 compared with the three months ended March 31, 2015, partially offset by an increase in financing fees of $1.9 million.

Outstanding Indebtedness

At March 31, 2016, we had $359.1 million in outstanding indebtedness secured by first priority mortgage liens on 37 hotel properties. We also had $205.0 million borrowed on our $450 million senior unsecured credit facility and $140.0 million borrowed on our 2015 Term Loan (defined below), both of which were supported at March 31, 2016 by a borrowing base of 44 unencumbered hotel properties.

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

As of March 31, 2016, we were in compliance with the covenants under our debt agreements. We do not currently anticipate any change in circumstances that would impair our ability to continue to comply with these covenants.

We believe we will have adequate liquidity to meet requirements for scheduled maturities and principal repayments. However, we can provide no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, whether such refinancing will be available on favorable terms.

A summary of our debt at March 31, 2016 is as follows (dollars in thousands):

Lender	Interest Rate (1)	Amortization Period (Years)	Maturity Date	Number of Properties Encumbered		Principal Amount Outstanding
$450 Million Senior Unsecured Credit Facility
Deutsche Bank AG New York Branch, as Administrative Agent
$300 Million Revolver	2.13% Variable	n/a	March 31, 2020	n/a		$55,000
$150 Million Term Loan	(2)	n/a	March 31, 2021	n/a		150,000
Total Senior Unsecured Credit Facility						205,000
Unsecured Term Loan
KeyBank National Association
Term Loan	2.43% Variable	n/a	April 7, 2022	n/a		140,000
Mortgage Loans
Voya (formerly known as ING Life Insurance and Annuity)	5.18% Fixed	20	March 1, 2019	2	(3)	42,269
	5.18% Fixed	20	March 1, 2019	4	(3)	37,885
	5.18% Fixed	20	March 1, 2019	3	(3)	24,433
	5.18% Fixed	20	March 1, 2019	1	(3)	17,356
KeyBank National Association	4.46% Fixed	30	February 1, 2023	4		27,862
	4.52% Fixed	30	April 1, 2023	3		21,585
	4.30% Fixed	30	April 1, 2023	3		20,923
	4.95% Fixed	30	August 1, 2023	2		37,200
Bank of America Commercial Mortgage	6.41% Fixed	25	September 1, 2017	1		7,853
Merrill Lynch Mortgage Lending Inc.	6.38% Fixed	30	August 1, 2016	1	(5)	5,020
GE Capital Financial Inc.	5.39% Fixed	25	April 1, 2020	1		9,061
	5.39% Fixed	25	April 1, 2020	1		4,879
MetaBank	4.25% Fixed	20	August 1, 2018	1		6,786
Bank of Cascades	2.48% Variable	25	December 19, 2024	1	(4)	9,489
	4.30% Fixed	25	December 19, 2024	—	(4)	9,489
Goldman Sachs	5.67% Fixed	25	July 6, 2016	2		13,383
Compass Bank	2.88% Variable	25	May 6, 2020	3		23,860
General Electric Capital Corp.	5.39% Fixed	25	April 1, 2020	1		5,131
	5.39% Fixed	25	April 1, 2020	1		6,009
U.S. Bank, NA	6.22% Fixed	30	November 1, 2016	1		17,086
	6.13% Fixed	25	November 11, 2021	1		11,502
Total Mortgage Loans						359,061
Total Debt				37		$704,061

(1)	The interest rates at March 31, 2016 give effect to interest rate swaps, where applicable.

(2)
We entered into an interest rate derivative to effectively produce a fixed interest rate of 3.64% on $75.0 million of the $150 Million Term Loan; however, the interest rate spread over LIBOR may change based upon our Leverage Ratio, as defined in the credit facility documents. We are currently paying interest at 2.08% based on LIBOR at March 31, 2016 on the remaining balance of the $150 Million Term Loan.

(3)	The Voya mortgage loans are cross-collateralized and cross-defaulted.

(4)	The Bank of Cascades mortgage loans are cross-collateralized and cross-defaulted.

(5)	We repaid the outstanding balance of this loan subsequent to March 31, 2016. There was no associated prepayment penalty.

Former $300 Million Senior Unsecured Credit Facility

At December 31, 2015, we had a $300.0 million senior unsecured credit facility.  The senior unsecured credit facility was comprised of a $225.0 million revolving credit facility (the “$225 Million Revolver”) and a $75.0 million term loan.  At December 31, 2015, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which we had $170.0 million borrowed and $130.0 million available to borrow.

$450 Million Senior Unsecured Credit Facility

On January 15, 2016, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $450.0 million senior unsecured facility (the “2016 Unsecured Credit Facility”) with Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Regions Capital Markets as joint lead arrangers and joint bookrunners, and a syndicate of lenders including Deutsche Bank AG New York Branch, Bank of America, N.A., Regions Bank, Royal Bank of Canada, U.S. Bank National Association, PNC Bank, National Association, KeyBank National Association, Raymond James Bank, N.A., and Branch Banking and Trust Company.

The 2016 Unsecured Credit Facility is comprised of a $300.0 million revolving credit facility (the “$300 Million Revolver”) and a $150.0 million term loan (the “$150 Million Term Loan”) and replaces the former $300 million unsecured credit facility. The Company transferred to the 2016 Unsecured Credit Facility the outstanding principal balance of $170.0 million on the former $300.0 million senior unsecured credit facility, and the former $300.0 million senior unsecured credit facility was paid off in full and terminated upon entry into the 2016 Unsecured Credit Facility described above. At March 31, 2016, the maximum amount of borrowing permitted under the the 2016 Unsecured Credit Facility was $450.0 million, of which we had $205.0 million borrowed and $245.0 million available to borrow.

The 2016 Unsecured Credit Facility has an accordion feature which will allow the Company to increase the total commitments by an aggregate of up to $150.0 million on the $300 Million Revolver and $150 Million Term Loan.  The $300 Million Revolver will mature on March 31, 2020 and can be extended to March 31, 2021 at the Company’s option, subject to certain conditions. The $150 Million Term Loan will mature on March 31, 2021.

The Company pays interest on revolving credit advances at varying rates based upon, at the Company’s option, either (i) 1, 2, 3, or 6-month LIBOR, plus a LIBOR margin between 1.50% and 2.25%, depending upon the Company’s leverage ratio (as defined in the 2016 Unsecured Credit Facility agreement), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin between 0.50% and 1.25%, depending upon the Company’s leverage ratio.  The interest rate at March 31, 2016 was 2.13%.
Financial and Other Covenants. We are required to comply with a series of financial and other covenants in order to borrow under this credit facility. At March 31, 2016, we were in compliance with all required covenants.

Unencumbered Assets. The 2016 Unsecured Credit Facility is unsecured.  However, borrowings under the 2016 Unsecured Credit Facility are limited by the value of hotel assets that qualify as unencumbered assets. At March 31, 2016, the Company had 44 unencumbered hotel properties supporting the 2016 Unsecured Credit Facility.

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

 Unsecured Term Loan

On April 7, 2015, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $125.0 million unsecured term loan (the “2015 Term Loan”). The 2015 Term Loan matures on April 7, 2022 and has an accordion feature which allows us to increase the total commitments by an aggregate of $75.0 million prior to the maturity date, subject to certain conditions.  On April 21, 2015, the Company exercised $15.0 million of the accordion and added American Bank, N.A. as a lender under the facility.

At closing, we were advanced the full $125.0 million amount of the 2015 Term Loan and on April 21, 2015, we were advanced the $15.0 million exercised on the accordion. All proceeds were used to pay down the principal balance of our $225 million revolver provided under the former $300.0 million senior unsecured credit facility.  We pay interest on advances equal to the sum of LIBOR or the administrative agent’s prime rate and the applicable margin. We are currently paying interest at 2.43% based on LIBOR at March 31, 2016.
Borrowings under the 2015 Term Loan are limited by the value of hotel assets that qualify as unencumbered assets. As of March 31, 2016, 44 of our hotel properties qualified as, and are deemed to be, unencumbered assets.

Mortgage Loans

At March 31, 2016, we had $359.1 million in outstanding mortgage loans. These loans are secured by first priority mortgage liens on certain hotel properties.

Additional information regarding our mortgage loans is included in our Condensed Consolidated Financial Statements and related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.

At April 21, 2016, we had $358.3 million in outstanding indebtedness secured by first priority mortgage liens on 37 hotel properties.  We also had $195.0 million borrowed on our 2016 Unsecured Credit Facility and $140.0 million borrowed on our 2015 Term Loan, both of which were supported by 44 hotel properties included in the credit facility borrowing bases.  In addition, we have two other hotels with a total of 310 guestrooms unencumbered by mortgage debt that are available to be used as collateral for future loans.

Equity Transactions

On April 1, 2016, 22,594 Common Units were tendered for redemption and were redeemed for an equivalent number of shares of our common stock.

Capital Expenditures

During the three months ended March 31, 2016, we spent $9.7 million on capital expenditures.  We anticipate spending a total of $30.0 million to $40.0 million on hotel property renovations in the remainder of 2016. We expect to fund these expenditures through a combination of cash provided by operations, working capital, borrowings under our 2016 Unsecured Credit Facility, or other potential sources of capital, to the extent available to us.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at March 31, 2016 (dollars in thousands):

	Payments Due By Period
	Total	Less than One Year (4)	One to Three Years	Four to Five Years	More than Five Years
Debt obligations (1)	$865,969	$69,832	$76,309	$296,071	$423,757
Operating lease obligations (2)	112,631	1,272	2,386	2,348	106,625
Purchase obligations (3)	5,893	5,893	—	—	—
Total	$984,493	$76,997	$78,695	$298,419	$530,382

(1)
Amounts shown include amortization of principal, maturities, and estimated interest payments. Interest payments on our variable rate debt have been estimated using the interest rates in effect at March 31, 2016, after giving effect to our interest rate swap.

(2)	Amounts consist primarily of non-cancelable ground lease and corporate office lease obligations.

(3)	This amount represents purchase orders and executed contracts for renovation projects at our hotel properties.

(4)	Balances include amounts through March 31, 2017.

Critical Accounting Policies

Deferred Financing Fees

In accordance with Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, debt issuance costs are presented as a direct deduction from the carrying amount of the related debt liability on the Condensed Consolidated Balance Sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. The implementation of ASU No. 2015-03 did not have a material effect on our Consolidated Financial Statements.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business strategies, the primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is to 30-day LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. On a limited basis, we also use derivative financial instruments to manage interest rate risk.

At March 31, 2016, we were party to an interest rate derivative agreement, with a total notional amount of $75.0 million, where we receive variable-rate payments in exchange for making fixed-rate payments. This agreement is accounted for as a cash flow hedge and currently would cost an estimated $2.6 million to settle the instrument.

At March 31, 2016, after giving effect to our interest rate derivative agreement, $400.7 million, or 56.9%, of our debt had fixed interest rates and $303.3 million, or 43.1%, had variable interest rates.  At December 31, 2015, after giving effect to our interest rate derivative agreements, $402.7 million, or 59.5%, of our debt had fixed interest rates and $274.4 million, or 40.5%, had variable interest rates. Assuming no increase in the level of our variable rate debt outstanding as of March 31, 2016, if interest rates increased by 1.0%, then our cash flow would decrease by approximately $3.0 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At March 31, 2016, we have $35.5 million of debts maturing through the remainder of 2016, all of which have fixed rates. Additionally, we have other scheduled payments of principal on debt through the remainder of 2016 totaling $6.0 million.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period covered by this Quarterly Report on Form 10-Q, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.                                                         Legal Proceedings.

We are involved from time to time in litigation arising in the ordinary course of business.  However, we are not currently aware of any actions against us that we believe would materially adversely affect our business, consolidated financial condition or consolidated results of operations.

Item 1A.                                                Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

On January 4, 2016, we issued an aggregate of 28,036 shares of common stock to certain limited partners of the Operating Partnership upon the redemption from these limited partners of an equivalent number of Common Units of the Operating Partnership.  Subsequent to March 31, 2016, we issued an additional 12,669 shares of common stock to other limited partners of our Operating Partnership upon the redemption from these limited partners of an equivalent number of Common Units of the Operating Partnership.  Based on representations and warranties received by the Company from these limited partners regarding their financial sophistication, we issued these shares of common stock in private placements exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act.

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
10.1
$450 Million Credit Agreement dated January 15, 2016 among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, Bank of America, N.A., Regions Bank, Royal Bank of Canada, U.S. Bank National Association, PNC Bank, National Association, KeyBank National Association, Raymond James Bank, N.A., and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 20, 2016).

10.2
Second Amendment to Credit Agreement dated as of January 15, 2016, among Summit Hotel OP, LP, KeyBank National Association and the financial institutions party to the Credit Agreements (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed by Summit Hotel Properties, Inc. on February 24, 2016).

10.3
Letter Agreement dated February 11, 2016 by and among Summit Hotel OP, LP, and certain affiliated entities, and American Realty Capital Hospitality Portfolio SMT, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 16, 2016).

10.4
$27.5 million Loan Agreement dated February 11, 2016 between American Realty Capital Hospitality Trust, Inc. and Summit Hotel OP, LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 16, 2016).

10.5†	Form of Stock Award Agreement (Service-Based Shares) between Summit Hotel Properties, Inc. and its executive officers
10.6†	Form of Stock Award Agreement (Performance Based Shares) between Summit Hotel Properties, Inc. and its executive officers
10.7†	Form of Incentive Award Agreement between Summit Hotel Properties, Inc. and its executive officers
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document
 † - Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: May 3, 2016	By:	/s/ Greg A. Dowell
Greg A. Dowell Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1
$450 Million Credit Agreement dated January 15, 2016 among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, Bank of America, N.A., Regions Bank, Royal Bank of Canada, U.S. Bank National Association, PNC Bank, National Association, KeyBank National Association, Raymond James Bank, N.A., and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 20, 2016).

10.2
Second Amendment to Credit Agreement dated as of January 15, 2016, among Summit Hotel OP, LP, KeyBank National Association and the financial institutions party to the Credit Agreements (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed by Summit Hotel Properties, Inc. on February 24, 2016).

10.3
Letter Agreement dated February 11, 2016 by and among Summit Hotel OP, LP, and certain affiliated entities, and American Realty Capital Hospitality Portfolio SMT, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 16, 2016).

10.4
$27.5 million Loan Agreement dated February 11, 2016 between American Realty Capital Hospitality Trust, Inc. and Summit Hotel OP, LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 16, 2016).

10.5†	Form of Stock Award Agreement (Service-Based Shares) between Summit Hotel Properties, Inc. and its executive officers
10.6†	Form of Stock Award Agreement (Performance Based Shares) between Summit Hotel Properties, Inc. and its executive officers
10.7†	Form of Incentive Award Agreement between Summit Hotel Properties, Inc. and its executive officers
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE†	XBRL Taxonomy Presentation Linkbase Document
 † - Filed herewith