Form 10-Q
period 2016-06-30
Summit Hotel Properties, Inc.
filed 2016-08-02
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________________________________

FORM 10-Q
___________________________________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

 As of July 29, 2016, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 87,275,082.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investment in hotel properties, net	$1,416,633	$1,333,407
Land held for development	5,742	5,742
Assets held for sale	69,162	133,138
Investment in real estate loans, net	17,582	12,803
Cash and cash equivalents	76,437	29,326
Restricted cash	25,363	23,073
Trade receivables, net	14,937	9,437
Prepaid expenses and other	8,319	15,281
Deferred charges, net	3,694	3,628
Other assets	9,307	9,559
Total assets	$1,647,176	$1,575,394
LIABILITIES AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$622,397	$671,536
Accounts payable	4,830	2,947
Accrued expenses and other	46,982	42,174
Derivative financial instruments	2,477	1,811
Total liabilities	676,686	718,468

Commitments and contingencies (Note 8)

Equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized:
9.25% Series A - 2,000,000 shares issued and outstanding at June 30, 2016 and December 31, 2015 (aggregate liquidation preference of $50,385 at June 30, 2016 and $50,398 at December 31, 2015)	20	20
7.875% Series B - 3,000,000 shares issued and outstanding at June 30, 2016 and December 31, 2015 (aggregate liquidation preference of $75,492 at June 30, 2016 and $75,509 at December 31, 2015)	30	30
7.125% Series C - 3,400,000 shares issued and outstanding at June 30, 2016 and December 31, 2015 (aggregate liquidation preference of $85,505 at June 30, 2016 and $85,522 at December 31, 2015)	34	34
6.45% Series D - 3,000,000 shares issued and outstanding at June 30, 2016 (aggregate liquidation preference of $75,040 at June 30, 2016)	30	—
Common stock, $.01 par value per share, 500,000,000 shares authorized, 87,267,662 and 86,793,521 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	873	868
Additional paid-in capital	968,262	894,060
Accumulated other comprehensive loss	(2,309)	(1,666)
Accumulated deficit and distributions	(447)	(40,635)
Total stockholders’ equity	966,493	852,711
Non-controlling interests in Operating Partnership	3,997	4,215
Total equity	970,490	856,926
Total liabilities and equity	$1,647,176	$1,575,394

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Room	$119,285	$113,714	$229,880	$215,139
Other hotel operations revenue	7,910	6,963	15,397	13,186
Total revenues	127,195	120,677	245,277	228,325
Expenses:
Hotel operating expenses:
Room	26,985	27,729	54,254	53,235
Other direct	16,843	15,860	33,083	30,895
Other indirect	32,929	31,688	63,558	60,415
Total hotel operating expenses	76,757	75,277	150,895	144,545
Depreciation and amortization	17,685	15,403	35,828	30,667
Corporate general and administrative	5,391	5,363	9,970	9,878
Hotel property acquisition costs	1,728	113	2,282	113
Total expenses	101,561	96,156	198,975	185,203
Operating income	25,634	24,521	46,302	43,122
Other income (expense):
Interest expense	(7,123)	(7,655)	(14,606)	(14,902)
Gain (loss) on disposal of assets, net	2,726	(208)	39,506	(711)
Other income	853	546	1,193	785
Total other income (expense)	(3,544)	(7,317)	26,093	(14,828)
Income from continuing operations before income taxes	22,090	17,204	72,395	28,294
Income tax expense	(135)	(903)	(1,706)	(1,402)
Net income	21,955	16,301	70,689	26,892
Less - Income attributable to Operating Partnership	(90)	(97)	(339)	(154)
Net income attributable to Summit Hotel Properties, Inc.	21,865	16,204	70,350	26,738
Preferred dividends	(4,147)	(4,147)	(8,294)	(8,294)
Net income attributable to common stockholders	$17,718	$12,057	$62,056	$18,444
Earnings per share:
Basic net income per share	$0.20	$0.14	$0.72	$0.21
Diluted net income per share	$0.20	$0.14	$0.71	$0.21
Weighted average common shares outstanding:
Basic	86,433	85,831	86,396	85,768
Diluted	87,355	87,008	87,264	86,947

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$21,955	$16,301	$70,689	$26,892
Other comprehensive income (loss), net of tax:
Changes in fair value of derivative financial instruments	(15)	465	(647)	(296)
Comprehensive income	21,940	16,766	70,042	26,596
Less - Comprehensive income attributable to Operating Partnership	(90)	(102)	(335)	(152)
Comprehensive income attributable to Summit Hotel Properties, Inc.	21,850	16,664	69,707	26,444
Preferred dividends	(4,147)	(4,147)	(8,294)	(8,294)
Comprehensive income attributable to common stockholders	$17,703	$12,517	$61,413	$18,150

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Distributions	Total Stockholders’ Equity	Non-controlling Interests in Operating Partnership	Total Equity
Balance at December 31, 2015	8,400,000	$84	86,793,521	$868	$894,060	$(1,666)	$(40,635)	$852,711	$4,215	$856,926
Net proceeds from sale of preferred stock	3,000,000	30	—	—	72,307	—	—	72,337	—	72,337
Common stock redemption of common units	—	—	53,636	—	447	—	—	447	(447)	—
Dividends paid	—	—	—	—	—	—	(30,162)	(30,162)	(118)	(30,280)
Equity-based compensation	—	—	482,127	5	2,165	—	—	2,170	12	2,182
Other	—	—	(61,622)	—	(717)	—	—	(717)	—	(717)
Other comprehensive loss	—	—	—	—	—	(643)	—	(643)	(4)	(647)
Net income	—	—	—	—	—	—	70,350	70,350	339	70,689
Balance at June 30, 2016	11,400,000	$114	87,267,662	$873	$968,262	$(2,309)	$(447)	$966,493	$3,997	$970,490

Balance at December 31, 2014	8,400,000	$84	86,149,720	$861	$888,191	$(1,746)	$(107,779)	$779,611	$5,590	$785,201
Common stock redemption of common units	—	—	114,947	1	666	—	—	667	(667)	—
Dividends paid	—	—	—	—	—	—	(28,587)	(28,587)	(168)	(28,755)
Equity-based compensation	—	—	308,310	3	1,988	—	—	1,991	17	2,008
Other	—	—	(36,385)	—	(453)	—	—	(453)	—	(453)
Other comprehensive loss	—	—	—	—	—	(294)	—	(294)	(2)	(296)
Net income	—	—	—	—	—	—	26,738	26,738	154	26,892
Balance at June 30, 2015	8,400,000	$84	86,536,592	$865	$890,392	$(2,040)	$(109,628)	$779,673	$4,924	$784,597

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$70,689	$26,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,828	30,667
Deferred finance cost amortization	1,103	819
Equity-based compensation	2,182	2,008
(Gain) loss on disposal of assets	(39,506)	711
Other	274	453
Changes in operating assets and liabilities:
Restricted cash - operating	(357)	(1,232)
Trade receivables, net	(5,560)	(4,821)
Prepaid expenses and other	175	(2,193)
Accounts payable	1,883	(4,158)
Accrued expenses and other	2,830	5,932
NET CASH PROVIDED BY OPERATING ACTIVITIES	69,541	55,078
INVESTING ACTIVITIES
Acquisitions of hotel properties	(109,182)	(96,614)
Investment in hotel properties under development	—	(76)
Improvements to hotel properties	(18,205)	(26,040)
Proceeds from asset dispositions, net of closing costs	134,511	121
Funding of real estate loans	(27,500)	(2,634)
Proceeds from repayments of real estate loans	2,000	—
Restricted cash - FF&E reserve	(1,933)	4,441
Escrow deposits for acquisitions	6,996	—
NET CASH USED IN INVESTING ACTIVITIES	(13,313)	(120,802)
FINANCING ACTIVITIES
Proceeds from issuance of debt	195,000	287,000
Principal payments on debt	(243,509)	(192,522)
Proceeds from preferred stock offering, net	72,337	—
Payment of debt-related financing costs	(1,948)	(1,164)
Dividends paid	(30,280)	(28,755)
Other	(717)	(453)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(9,117)	64,106
Net increase (decrease) in cash and cash equivalents	47,111	(1,618)
CASH AND CASH EQUIVALENTS
Beginning of period	29,326	38,581
End of period	$76,437	$36,963
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$13,016	$14,207
Capitalized interest	$—	$76
Cash payments for income taxes, net of refunds	$868	$1,231
 See Notes to the Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

Summit Hotel Properties, Inc. (the “Company”) is a self-managed hotel investment company that was organized on June 30, 2010, as a Maryland corporation. The Company holds both general and limited partnership interests in Summit Hotel OP, LP (the “Operating Partnership”), a Delaware limited partnership also organized on June 30, 2010. On February 14, 2011, the Company closed on its initial public offering ("IPO") and completed certain formation transactions, including the merger of Summit Hotel Properties, LLC, our predecessor company, with and into the Operating Partnership. Unless the context otherwise requires, “we,” “us,” and “our” refer to the Company and its consolidated subsidiaries.

At June 30, 2016, our portfolio consists of 80 Upscale and Upper-midscale hotels with a total of 10,716 guestrooms located in 23 states. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our short taxable year ended December 31, 2011. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiary (“TRS”). We indirectly own 100% of the outstanding equity interests in all of our TRS Lessees.

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

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934 (the “Exchange Act”). Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and six months ended June 30, 2016 may not be indicative of the results that may be expected for the full year of 2016. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Investment in Hotel Properties

The Company allocates the purchase price of acquired hotel properties based on the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Intangible assets may include certain value associated with the on-going operations of the hotel business being acquired as part of the hotel property acquisition.  Acquired intangible assets that derive their values from real property or an interest in real property, are inseparable from that real property or interest in real property, and do not produce or contribute to the production of income other than consideration for the use or occupancy of space, are recorded as a component of the related real estate asset in our Condensed Consolidated Financial Statements.  Identifiable intangible assets or liabilities may also arise from assumed contractual arrangements as part of the acquisition of the hotel property, including terms that are above or below market compared to an estimated fair market value of the agreement on the acquisition date. We determine the acquisition-date fair values of all assets and assumed liabilities using methods similar to those used by independent appraisers, including using a discounted cash flow analysis that uses appropriate discount or capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.  Acquisition costs are expensed as incurred.

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

We monitor events and changes in circumstances for indicators that the carrying value of a hotel property or land held for development may be impaired. Additionally, we perform at least annual reviews to monitor the factors that could trigger an impairment.  Factors that could trigger an impairment analysis include, among others: i) significant underperformance relative to historical or anticipated operating results, ii) significant changes in the manner of use of a property or the strategy of our overall business, including changes in the estimated holding periods for hotel properties and land parcels, iii) a significant increase in competition, iv) a significant adverse change in legal factors or regulations, and v) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows of the specific property and determine if the carrying amount of the asset is recoverable. If an impairment is identified, we estimate the fair value of the property based on discounted cash flows or sales price if the property is under contract and an adjustment is made to reduce the carrying value of the property to its estimated fair value.

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

Variable Interest Entities

We consolidate variable interest entities (“VIE”) if we determine that we are the primary beneficiary of the entity.  When evaluating the accounting for a VIE, we consider the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our decision-making role, if any, in those activities that significantly determine the entity’s economic performance relative to other economic interest holders.  We determine our rights, if any, to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE by considering the economic interest in the entity, regardless of form, which may include debt, equity, management and servicing fees, or other contractual arrangements.  We consider other relevant factors including each entity’s capital structure, contractual rights to earnings or obligations for losses, subordination of our interests relative to those of other investors, contingent payments, and other contractual arrangements that may be economically significant.

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

Deferred Financing Fees

In accordance with ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, debt issuance costs are presented as a direct deduction from the carrying value of the debt liability on the Condensed Consolidated Balance Sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. All periods have been reclassified to conform to this presentation.

Non-controlling Interests

Non-controlling interests represent the portion of equity in a consolidated entity held by owners other than the consolidating parent. Non-controlling interests are reported in the Condensed Consolidated Balance Sheets within equity, separately from stockholders’ equity. Revenue, expenses and net income attributable to both the Company and the non-controlling interests are reported in the Condensed Consolidated Statements of Operations.

Our Condensed Consolidated Financial Statements include non-controlling interests related to common units of limited partnership interests (“Common Units”) in the Operating Partnership held by unaffiliated third parties.

Revenue Recognition

We recognize revenue when guestrooms are occupied, services have been rendered or fees are earned. Revenues are recorded net of any sales and other taxes collected from customers. All discounts are recorded as a reduction to revenue. Cash received prior to guest arrival is recorded as an advance from the customer and is recognized at the time of occupancy.

Sales and Other Taxes

We have operations in states and municipalities that impose sales or other taxes on certain sales. We collect these taxes from our customers and remit the entire amount to the various governmental units. The taxes collected and remitted are excluded from revenues and are included in accrued expenses until remitted.

Equity-Based Compensation

Our 2011 Equity Incentive Plan, which was amended and restated effective June 15, 2015 (as amended, the “Equity Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other stock-based awards. We account for the stock options granted upon completion of our IPO at fair value using the Black-Scholes option-pricing model and we account for all other awards of equity, including time-based and performance-based stock awards, using the grant date fair value of those equity awards. Restricted stock awards with performance-based vesting conditions are market-based awards tied to total stockholder return and are valued using a Monte Carlo simulation model in accordance with ASC Topic 718, Compensation — Stock Compensation. We expense the fair value of awards under the Equity Plan ratably over the vesting period and market-based awards are not adjusted for performance. The amount of stock-based compensation expense may be subject to adjustment in future periods due to a change in forfeiture assumptions or modification of previously granted awards.

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

Substantially all of our assets are held by and all of our operations are conducted through our Operating Partnership. Partnerships are not subject to U.S. federal income taxes as revenues and expenses pass through to and are taxed on the owners. Generally, the states and cities where partnerships operate follow the U.S. federal income tax treatment. However, there are a limited number of local and state jurisdictions that tax the taxable income of the Operating Partnership.  Accordingly, we provide for income taxes in these jurisdictions for the Operating Partnership.

Taxable income related to our TRS is subject to federal, state and local income taxes at applicable tax rates. Our consolidated income tax provision includes the income tax provision related to the operations of the TRS as well as state and local income taxes related to the Operating Partnership.

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

 Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the current presentation primarily as a result of adopting new accounting standards in the current year.  Reclassifications had no net effect on the Company’s previously reported consolidated financial position or consolidated results of operations.

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

NOTE 3 - INVESTMENT IN HOTEL PROPERTIES, NET

Investment in Hotel Properties, net

Investment in hotel properties, net at June 30, 2016 and December 31, 2015 is as follows (in thousands):

	June 30, 2016	December 31, 2015
Land	$161,914	$149,996
Hotel buildings and improvements	1,311,348	1,222,017
Construction in progress	15,006	6,555
Furniture, fixtures and equipment	124,388	123,332
	1,612,656	1,501,900
Less accumulated depreciation	(196,023)	(168,493)
	$1,416,633	$1,333,407

Assets Held for Sale

Assets held for sale at June 30, 2016 and December 31, 2015 include the following (in thousands):

	June 30, 2016	December 31, 2015
Land	$11,688	$24,250
Hotel buildings and improvements	49,581	97,249
Furniture, fixtures and equipment	7,413	10,906
Franchise fees and other	480	733
Total	$69,162	$133,138

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

On December 29, 2015, we and ARCH agreed to terminate the ARCH Agreement with respect to ARCH’s right to acquire fee simple interests in 10 hotels containing a total of 996 guestrooms for an aggregate purchase price of $89.1 million at a closing that had been scheduled to occur on December 29, 2015 (the “Terminated Purchase Agreement”). As a result of the termination, ARCH forfeited and we retained the $9.1 million earnest money deposit made by ARCH under the ARCH Agreements and the parties were released from further obligations, except those which expressly survive the termination of the ARCH Agreement pursuant to its terms.

On February 11, 2016, we completed the sale of six hotels to ARCH for an aggregate purchase price of $108.3 million. We provided seller-financing (as described below) to ARCH of $20.0 million to consummate the transaction. The proceeds from the sale were used to complete certain reverse 1031 Exchanges.  The hotels acquired by us to complete the reverse 1031 Exchanges included the 179-guestroom Courtyard by Marriott in Atlanta (Decatur), GA on October 20, 2015 for a purchase price of $44.0 million and the 226-guestroom Courtyard by Marriott in the West End of Nashville, TN on January 19, 2016 for a purchase price of $71.0 million.  The completion of the reverse 1031 Exchanges resulted in the deferral of taxable gains for tax purposes of approximately $74.0 million and the pay-down of our unsecured revolving credit facility by $105.0 million. Additionally, we repaid a mortgage loan totaling $5.8 million related to the assets sold to ARCH. The sale to ARCH resulted in a $56.8 million gain, of which $20.0 million was initially deferred related to the seller financing. Through June 30, 2016, we have recognized $2.0 million of the deferred gain upon receipt of scheduled repayments of the principal balance of the loan from ARCH.

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

Prior to the New Closing Date, we have the right to continue to market and ultimately sell, without the consent of the New ARCH Purchaser, any or all of the Reinstated Hotels to bona fide third-party purchasers that are not affiliates of ours.  If we sell some, but not all of the Reinstated Hotels to bona fide third-party purchasers, then the purchase price to be paid by the New ARCH Purchaser for the remaining Reinstated Hotels will be reduced, but the New Deposit will remain with the escrow agent except in limited circumstances. We are actively marketing the Reinstated Hotels to other potential buyers. During the three months ended June 30, 2016, we completed the sale of two of the Reinstated Hotels to purchasers that are unrelated to the New ARCH Purchaser. Accordingly, the $89.1 million selling price of the Reinstated Hotels will be reduced as provided above.

On February 11, 2016, the Operating Partnership entered into a loan agreement with ARCH, as borrower, which provides for a loan by the Operating Partnership to ARCH in the amount of $27.5 million (the “Loan”).  The proceeds of the Loan were required to be applied by ARCH as follows: (i) $20.0 million was applied toward the payment of a portion of the $108.3 million purchase price for the six hotels containing 707 guestrooms, which were acquired by ARCH on February 11, 2016 as part of the ARCH Sale; and (ii) the remaining $7.5 million was applied by ARCH to fund the New Deposit under the Reinstated Purchase Agreement. The Loan is recorded net of deferred gains in Investment in Real Estate Loans, net on our Condensed Consolidated Balance Sheet at June 30, 2016.

The entire principal amount of the Loan, and any accrued and unpaid interest, will be due and payable on February 11, 2017 (the “Maturity Date”), unless extended pursuant to the Loan agreement. During the three months ended June 30, 2016, ARCH made scheduled principal payments of $2.0 million and subsequent to June 30, 2016, ARCH made an additional scheduled principal payment of $1.0 million. ARCH has two additional scheduled principal payments prior to the Maturity Date of $1.0 million each due in August and September 2016 (the “Amortization Payments”). The Loan may be prepaid in whole or in part at any time by ARCH, without payment of any penalty or premium.  ARCH may extend the maturity date of the Loan under certain conditions by up to two years pursuant to two one-year extension options (each an “Extension Option”).

Interest will accrue on the unpaid principal balance of the Loan at a rate of 13.0% per annum from the date of the Loan to the initial Maturity Date, 14.0% per annum during the first extension period and 15.0% per annum during the second extension period.  An amount equal to 9.0% per annum is to be paid monthly (the "Monthly Interest").  The remaining 4.0%, 5.0% and 6.0%, as the case may be, will accrue and be compounded monthly (the “PIK”).  The PIK must be paid to exercise any Extension Option, otherwise the PIK is payable at the initial Maturity Date.  The PIK may be paid in cash prior to the initial Maturity Date, or any extension thereof. ARCH is current with respect to the payment of the Amortization Payments and Monthly Interest.

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

On May 13, 2016, we completed the sale of the Holiday Inn Express & Suites in Irving (Las Colinas), TX for $10.5 million. On June 1, 2016, we completed the sale of the Aloft in Jacksonville, FL for $8.6 million. On June 7, 2016, we completed the sale of the Holiday Inn Express in Vernon Hills, IL for $5.9 million. The proceeds from the sale of these properties were used to complete certain 1031 Exchanges. The hotel acquired by us to complete the reverse 1031 Exchange was the 160-guestroom Residence Inn by Marriott in Atlanta, GA on January 20, 2016 for a purchase price of $38.0 million. The completion of the reverse 1031 Exchange resulted in the deferral of taxable gains of approximately $5.1 million. The sale of the properties during the second quarter of 2016 resulted in the realization of a net gain of $0.6 million.

At December 31, 2015, we held two notes receivable totaling $2.7 million included in Investment in Real Estate Loans, net on our Condensed Consolidated Balance Sheet related to seller-financing for the sale in a prior year of two hotel properties in Emporia, KS (each an "Emporia Property").  The loans had matured and the buyer was in payment default under the terms of the loans.  We were awarded legal title to one Emporia Property through foreclosure. We also purchased an additional note receivable from the first priority lien holder for the Emporia Property for which foreclosure proceedings were ongoing to facilitate the completion of the reacquisition of this Emporia Property through a foreclosure.

On April 15, 2016, we completed the sale of the reacquired Emporia Property to a third party purchaser that is unrelated to the prior owner. On May 18, 2016, we completed the sale of the first and second lien notes related to the remaining Emporia Property to the same purchaser. The aggregate selling price of the Emporia assets was approximately $4.5 million. As a result of the foreclosure activities and the sale of the notes, we have no further interest in either Emporia Property.

In addition to the hotel properties related to the ARCH Agreements noted above, Assets Held for Sale at December 31, 2015 included land parcels in Spokane, WA, Fort Myers, FL and Flagstaff, AZ, which were being actively marketed for sale.  In addition to the hotel properties related to the ARCH Agreements noted above, Assets Held for Sale at June 30, 2016 included the Hyatt Place in Irving (Las Colinas), TX, which was sold on July 6, 2016, and land parcels in Spokane, WA and Flagstaff, AZ. The land in Fort Myers, FL has been reclassified from Assets Held for Sale during the six months ended June 30, 2016 as the Company no longer intends to sell the parcel.

Hotel Property Acquisitions

A summary of the hotel properties acquired during the six months ended June 30, 2016 and 2015 is as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Purchase Price
First Six Months of 2016
January 19, 2016	Courtyard by Marriott	Nashville, TN	$71,000
January 20, 2016	Residence Inn by Marriott	Atlanta, GA	38,000
			$109,000	(1)
First Six Months of 2015
April 13, 2015	Hampton Inn & Suites	Minneapolis, MN	$38,951
June 18, 2015	Hampton Inn	Boston (Norwood), MA	24,000
June 30, 2015	Hotel Indigo	Asheville, NC	35,000
			$97,951

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

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

	Six Months Ended June 30,
	2016		2015
Land	$12,173		$7,602
Hotel buildings and improvements	95,358		83,105
Furniture, fixtures and equipment	2,130		7,017
Other assets	383	(1)	375
Total assets acquired	110,044		98,099
Less other liabilities	(862)	(1)	(148)
Net assets acquired	$109,182		$97,951

(1)
The net assets acquired totaled $109,182 due to the purchase at settlement of certain working capital assets and liabilities related to the properties that was in addition to the purchase price of $109,000.

Total revenues and net income for hotel properties acquired in the six months ended June 30, 2016 and 2015, which are included in our Condensed Consolidated Statements of Operations, are as follows (in thousands):

	2016 Acquisitions	2015 Acquisitions		2016 Acquisitions	2015 Acquisitions
	For the Three Months Ended June 30,	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2016	2016	2015	2016	2016	2015
Revenues	$6,267	$6,462	$1,912	$10,511	$10,513	$1,912
Net income	$1,738	$1,187	$190	$2,715	$370	$190

The results of operations of acquired hotel properties are included in the Condensed Consolidated Statements of Operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information presents the results of operations as if all acquisitions in 2016 and 2015 had taken place on January 1, 2015 and all dispositions had occurred prior to that date. Additionally, the unaudited condensed pro forma information excludes the operating results from discontinued operations and disposed properties that were not classified as discontinued operations after the adoption of ASU No. 2014-08 on January 1, 2015. The unaudited condensed pro forma financial information is for comparative purposes only and is not necessarily indicative of what actual results of operations would have been had the hotel acquisitions and dispositions taken place on or before January 1, 2015. The pro forma amounts exclude the $2.7 million and $39.5 million gain on the sale of the hotel properties during the three and six months ended June 30, 2016, respectively. This information does not purport to be indicative of or represent results of operations for future periods.

The unaudited condensed pro forma financial information for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands, except per share):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016 (1)	2015	2016 (1)	2015
	(unaudited)		(unaudited)
Revenues	$125,602	$118,073	$239,906	$224,805
Income from hotel operations	$50,127	$45,274	$93,294	$84,505
Net income before taxes	$19,231	$17,298	$32,641	$30,269
Net income	$19,096	$16,394	$30,935	$28,866
Net income attributable to common stockholders, net of amount allocated to participating securities	$14,819	$7,999	$26,562	$20,342
Basic net income per share attributable to common stockholders	$0.17	$0.09	$0.31	$0.24
Diluted net income per share attributable to common stockholders	$0.17	$0.09	$0.30	$0.23

(1) The pro forma amounts exclude the $2.7 million and $39.5 million gain on the sale of hotel properties during the three and six months ended June 30, 2016, respectively.

NOTE 4 - DEBT

At June 30, 2016, our indebtedness is comprised of borrowings under a $450.0 million senior unsecured credit facility, the 2015 Term Loan (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. At December 31, 2015, our indebtedness was comprised of borrowings under the former $300.0 million senior unsecured credit facility, the 2015 Term Loan, and indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivative, for all borrowings was 3.84% at June 30, 2016 and 3.90% at December 31, 2015.

Information about our debt, net of debt issuance costs, is as follows (in thousands):

	June 30, 2016	December 31, 2015
Revolving debt	$—	$95,000
Term loans	290,000	215,000
Mortgage loans	338,588	367,096
	628,588	677,096
Unamortized debt issuance costs	(6,191)	(5,560)
Debt, net of debt issuance costs	$622,397	$671,536

Our total fixed-rate and variable-rate debt, after giving effect to our interest rate derivative, is as follows (in thousands):

	June 30, 2016	December 31, 2015
Fixed-rate debt	$380,460	$402,673
Variable-rate debt	248,128	274,423
	$628,588	$677,096

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Fixed-rate debt	$305,460	$311,888	$327,673	$321,841	Level 2 - Market approach

At June 30, 2016 and December 31, 2015, we had $75.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value.  Differences between the carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to "Note 5 — Derivative Financial Instruments and Hedging."

Former $300 Million Senior Unsecured Credit Facility

At December 31, 2015, we had a $300.0 million senior unsecured credit facility. The senior unsecured credit facility was comprised of a $225.0 million revolving credit facility (the “$225 Million Revolver”) and a $75.0 million term loan. At December 31, 2015, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which we had borrowed $170.0 million and $130.0 million was available to borrow. The $300.0 million senior unsecured credit facility was replaced by the $450 million senior unsecured credit facility as described below. The outstanding principal balance of $170.0 million on the former $300.0 million senior unsecured credit facility was transferred to the $450 million senior unsecured credit facility and the former $300.0 million unsecured credit facility was paid off in full and terminated.

$450 Million Senior Unsecured Credit Facility

On January 15, 2016, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $450.0 million senior unsecured facility (the “2016 Unsecured Credit Facility”). The 2016 Unsecured Credit Facility is comprised of a $300.0 million revolving credit facility (the “$300 Million Revolver”) and a $150.0 million term loan (the “$150 Million Term Loan”). At June 30, 2016, the maximum amount of borrowing provided by the 2016 Unsecured Credit Facility was $450.0 million, of which we had $150.0 million borrowed and $300.0 million available to borrow.

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

The Company pays interest on revolving credit advances at varying rates based upon, at the Company’s option, either (i) 1, 2, 3, or 6-month LIBOR, plus a LIBOR margin between 1.50% and 2.25%, depending upon the Company’s leverage ratio (as defined in the 2016 Unsecured Credit Facility agreement), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin between 0.50% and 1.25%, depending upon the Company’s leverage ratio.  The interest rate at June 30, 2016 was 2.13%.

Financial and Other Covenants. We are required to comply with a series of financial and other covenants to borrow under this credit facility. At June 30, 2016, we were in compliance with all required covenants.

Unencumbered Assets. The 2016 Unsecured Credit Facility is unsecured.  However, borrowings under the 2016 Unsecured Credit Facility are limited by the value of hotel assets that qualify as unencumbered assets. At June 30, 2016, the Company had 44 unencumbered hotel properties supporting the 2016 Unsecured Credit Facility.

An interest rate swap entered into on September 5, 2013 with a notional value of $75.0 million, an effective date of January 2, 2014 and a maturity date of October 10, 2018 remains outstanding.  This interest rate swap was designated as a cash flow hedge and effectively fixes LIBOR at 2.04% and the interest rate on borrowings under a portion of the $150 Million Term Loan to a fixed rate of 3.64%.

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

At closing, we were advanced the full $125.0 million amount of the 2015 Term Loan and on April 21, 2015, we were advanced the $15.0 million exercised on the accordion. All proceeds were used to pay down the principal balance of our $225 million revolver provided under the former $300.0 million senior unsecured credit facility.  We pay interest on advances equal to the sum of LIBOR or the administrative agent’s prime rate and the applicable margin. We are currently paying interest at 2.43% based on LIBOR at June 30, 2016.

Borrowings under the 2015 Term Loan are limited by the value of hotel assets that qualify as unencumbered assets. As of June 30, 2016, 44 of our hotel properties qualified as, and are deemed to be, unencumbered assets supporting the 2015 Term Loan.

Term Loans

At June 30, 2016, we had $628.6 million in secured and unsecured term loans outstanding (including the $150 Million Term Loan and the 2015 Term Loan described above).  Term loans totaling $338.6 million are secured primarily by first mortgage liens on certain hotel properties.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at June 30, 2016 and December 31, 2015 is as follows (dollars in thousands):

	June 30, 2016			December 31, 2015
	Number of Instruments	Notional Amount	Fair Value	Number of Instruments	Notional Amount	Fair Value
Interest rate swaps (liability)	1	$75,000	$(2,477)	1	$75,000	$(1,811)
	1	$75,000	$(2,477)	1	$75,000	$(1,811)

Our interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At June 30, 2016 and December 31, 2015, our remaining interest rate swap was in a liability position. The interest rate swap expires on October 1, 2018. We are not required to post any collateral related to this agreement and are not in breach of any financial provisions of the agreement.

The table below details the presentation in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Loss recognized in accumulated other comprehensive income on derivative financial instruments (effective portion)	$(318)	$40	$(1,256)	$(1,146)
Loss reclassified from accumulated other comprehensive income to interest expense (effective portion)	$(303)	$(425)	$(609)	$(850)
Loss recognized in Other Expense (ineffective portion)	$(19)	$—	$(19)	$(1)

Amounts reported in accumulated other comprehensive income related to derivative financial instruments will be reclassified to interest expense as interest payments are made on the hedged variable-rate debt. In the next twelve months, we estimate that an additional $1.2 million will be reclassified from other comprehensive income as an increase to interest expense.

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

Changes in common stock during the six months ended June 30, 2016 and 2015 were as follows:

	For the Six Months Ended June 30,
	2016	2015
Beginning common shares outstanding	86,793,521	86,149,720
Common Unit redemptions	53,636	114,947
Grants under the Equity Plan	446,280	320,845
Annual grants to independent directors	32,180	30,440
Common stock issued for director fees	4,073	3,055
Forfeitures	(406)	(46,030)
Other	(61,622)	(36,385)
Ending common shares outstanding	87,267,662	86,536,592

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.01 par value per share, of which 88,600,000 is currently undesignated and 2,000,000 shares have been designated as 9.25% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred shares”), 3,000,000 shares have been designated as 7.875% Series B Cumulative Redeemable Preferred Stock (the “Series B preferred shares”), 3,400,000 shares have been designated as 7.125% Series C Cumulative Redeemable Preferred Stock (the “Series C preferred shares”), and 3,000,000 shares have been designated as 6.45% Series D Cumulative Redeemable Preferred Stock (the "Series D preferred shares").

The Company completed the offering of 3,000,000 Series D preferred shares on June 28, 2016 for net proceeds of $72.3 million, after the underwriting discount and offering-related expenses of $2.7 million.

The Series A preferred shares, Series B preferred shares, Series C preferred shares, and Series D preferred shares (collectively, the “Preferred Shares”) rank senior to our common stock and on parity with each other with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Preferred Shares do not have any maturity date and are not subject to mandatory redemption or sinking fund requirements. The Company may not redeem the Series A preferred shares, Series B preferred shares, Series C preferred shares or Series D preferred shares prior to October 28, 2016, December 11, 2017, March 20, 2018, and June 28, 2021, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or in connection with certain changes in control. After those dates, the Company may, at its option, redeem the applicable Preferred Shares, in whole or from time to time in part, by payment of $25 per share, plus any accumulated, accrued and unpaid distributions up to, but not including, the date of redemption. If the Company does not exercise its rights to redeem the Preferred Shares upon certain changes in control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each Series A preferred share is 5.92417 shares of common stock, each Series B preferred share is 5.6497 shares of common stock, each Series C preferred share is 5.1440 shares of common stock, and each Series D preferred share is 3.9216 shares of common stock, all subject to certain adjustments.

The Company pays dividends at an annual rate of $2.3125 for each Series A preferred share, $1.96875 for each Series B preferred share, $1.78125 for each Series C preferred share, and $1.6125 for each Series D preferred share. Dividend payments are made quarterly in arrears on or about the last day of February, May, August and November of each year.

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

 At June 30, 2016 and December 31, 2015, unaffiliated third parties owned 462,385 and 516,021, respectively, of Common Units of the Operating Partnership, representing less than a 1% limited partnership interest in the Operating Partnership.

We classify outstanding Common Units held by unaffiliated third parties as non-controlling interests in the Operating Partnership, a component of equity in the Company’s Condensed Consolidated Balance Sheets. The portion of net income allocated to these Common Units is reported on the Company’s Condensed Consolidated Statement of Operations as net income attributable to non-controlling interests of the Operating Partnership.

Leasehold Venture

At December 31, 2015, we owned a majority interest in a joint venture that owns a fee simple interest in a hotel property and we also owned a minority interest in a related joint venture (“Leasehold Venture”) that holds a leasehold interest in the property. On June 30, 2016, our joint venture partner in the Leasehold Venture exercised a put option to sell its joint venture interest in the Leasehold Venture to us for $0.4 million. We expect to finalize the transaction in August 2016 such that we will own 100% of both the Leasehold Venture and the joint venture that owns the fee simple interest in the hotel property effective June 30, 2016.

NOTE 7 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at June 30, 2016 using
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$—	$2,477	$—	$2,477

	Fair Value Measurements at December 31, 2015 using
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$—	$1,811	$—	$1,811

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Restricted Cash

The Company maintains reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at our hotel properties in accordance with management, franchise or mortgage loan agreements. These agreements generally require the Company to reserve cash ranging from 3% to 5% of the revenues of the individual hotel in restricted cash escrow accounts. Any unused restricted cash balances revert to the Company upon the termination of the underlying agreement or may be released to the Company from the restricted cash escrow accounts upon proof of expenditures and approval from the lender or other party requiring the restricted cash reserves. At June 30, 2016 and December 31, 2015, approximately $25.4 million and $23.1 million, respectively, was available in restricted cash reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at our hotel properties.

Ground Leases

We lease land for one hotel property in Duluth, GA under the terms of an operating ground lease agreement expiring April 1, 2069. We also have two prepaid land leases for two hotel properties in Portland, OR which expire in June of 2084 and have a remaining prepaid balance of $3.3 million at both June 30, 2016 and December 31, 2015.  We have one option to extend these leases for an additional 14 years. We lease land for one hotel property in Houston (Galleria Area), TX under the terms of an operating ground lease agreement with an initial termination date of April 20, 2053 with one option to extend for an additional 10 years.  We lease land for one hotel property in Austin, TX with an initial lease termination date of May 31, 2050.  We lease land for one hotel property in Baltimore (Hunt Valley), MD with a lease termination date of December 31, 2019 and twelve remaining options to extend for five additional years per extension.   Total rent expense for the three months ended June 30, 2016 and 2015 was $0.5 million and $0.4 million, respectively. Total rent expense for the six months ended June 30, 2016 and 2015 was $0.8 million and $0.6 million, respectively.

In addition, we lease land for one hotel property in Garden City, NY under a PILOT (payment in lieu of taxes) lease. We pay a reduced amount of property tax each year of the lease as rent. The lease expires on December 31, 2019. Upon expiration of the lease, we expect to exercise our right to acquire a fee simple interest in the hotel for a nominal consideration.

Franchise Agreements

All of our hotel properties operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 20 years with various extension provisions. Each franchisor receives franchise fees ranging from 2% to 6% of each hotel property’s gross revenue, and some agreements require that we pay marketing fees of up to 4% of gross revenue. In addition, some of these franchise agreements require that we deposit a percentage of the hotel property’s gross revenue, generally not more than 5%, into a reserve fund for capital expenditures. During the three months ended June 30, 2016 and 2015, we expensed fees related to our franchise agreements of $10.0 million and $9.9 million, respectively. During the six months ended June 30, 2016 and 2015, we expensed fees related to our franchise agreements of $19.1 million and $18.4 million, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various third-party management companies. The terms of our management agreements range from three to twenty-five years with various extension provisions. Each management company receives a base management fee, generally a percentage of total hotel property revenues. In some cases there are also monthly fees for certain services, such as accounting, based on number of guestrooms. Generally there are also incentive fees based on attaining certain financial thresholds. Management fee expenses for the three months ended June 30, 2016 and 2015 were $5.7 million and $5.2 million, respectively. Management fee expenses for the six months ended June 30, 2016 and 2015 were $10.7 million and $9.9 million, respectively.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business; however, we are not currently aware of any actions against us that we believe would have a material adverse effect on our financial condition or results of operations.

NOTE 9 - EQUITY-BASED COMPENSATION

Our currently outstanding equity-based awards were issued under the Equity Plan which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based awards or incentive awards.

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

Stock Options Granted Under our Equity Plan

There was no stock option activity for the six months ended June 30, 2016 and the number of stock options outstanding and exercisable totaled 470,000 with a weighted average exercise price of $9.75 per share, weighted average contractual term of 4.7 years and an aggregate intrinsic value of $1.6 million.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

On February 24, 2016, we granted time-based restricted stock awards for 22,010 shares of common stock to certain of our non-executive employees. The awards vest over a four-year period based on continued service (20% on March 9, 2017, 2018 and 2019, and 40% on March 9, 2020).  On March 8, 2016, we granted time-based restricted stock awards for 169,707 shares of common stock to our executive officers. The awards vest 25% on March 9, 2017, 25% on March 9, 2018 and 50% on March 9, 2019, based on continuous service through the vesting dates or in certain circumstances upon a change in control.

On March 3, 2015, we granted time-based restricted stock awards for 149,410 shares of common stock to our executive officers and management. With the exception of 37,230 shares that cliff vest in total on March 9, 2018 based on continuous service through the vesting date or a change in control, 25% of the awards vested on March 9, 2016 and the remaining awards vest 25% on March 9, 2017 and 50% on March 9, 2018, unless vesting is accelerated upon a change in control.

On April 24, 2015, we granted a time-based restricted stock award for 16,930 shares of common stock to one of our executive officers.  This award vested during the third quarter of 2015.

The holders of these grants have the right to vote the related shares of common stock and receive all dividends declared and paid whether or not vested. The fair value of time-based restricted stock awards is calculated based on the market value of our common stock on the date of grant.

The following table summarizes time-based restricted stock award activity under the Equity Plan for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested December 31, 2015	250,011	$12.03	$2,988
Granted	191,717	11.35
Vested	(82,869)	11.06
Forfeited	(406)	10.27
Outstanding at June 30, 2016	358,453	$11.89	$4,746

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

On March 8, 2016, we granted performance-based restricted stock awards for 254,563 shares of common stock to our executive officers. Our performance-based restricted stock awards are market-based awards and are accounted for based on the fair value of our common stock on the grant date. The fair value of the performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model. These awards generally vest based on the Company’s percentile ranking within the SNL U.S. REIT Hotel Index at the end of the period beginning on March 8, 2016 and ending on the earlier of March 8, 2019, or upon a change in control.  The awards require continued service during the measurement period and are subject to the other conditions described in the Equity Plan or award document.

On March 3, 2015, we granted performance-based restricted stock awards for 154,505 shares of common stock to certain of our executive officers. Our performance-based restricted stock awards are market-based awards and are accounted for based on the fair value of our common stock on the grant date. The fair value of the performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model. These awards vest based on the Company’s percentile ranking within the SNL U.S. REIT Hotel Index at the end of the period beginning on January 1, 2015 and ending on the earlier of December 31, 2017, or upon a change in control.  The awards require continued service during the measurement period and are subject to the other conditions described in the Equity Plan or award document.

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

The following table summarizes performance-based restricted stock activity under the Equity Plan for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested December 31, 2015	308,367	$12.95	$3,685
Granted	254,563	13.77
Vested	(113,903)	7.10
Forfeited	—	—
Outstanding at June 30, 2016	449,027	$14.90	$5,945

(1) The amounts included in this column represent the expected future value of the performance-based restricted stock awards calculated using the Monte Carlo simulation valuation model.

Director Stock Awards Made Pursuant to Our Equity Plan

Our non-employee directors have the option to receive shares of our common stock in lieu of cash for their director fees. During the six months ended June 30, 2016, we issued 4,073 shares of our common stock in lieu of cash for director fees and we made an annual grant of 32,180 shares of common stock to our independent directors.  The fair value of director stock awards is calculated based on the market value of our common stock on the date of grant.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate General and Administrative expenses in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$—	$148	$55	$295
Time-based restricted stock	420	354	757	576
Performance-based restricted stock	575	437	956	704
Director stock	394	433	414	433
	$1,389	$1,372	$2,182	$2,008

We recognize equity-based compensation expense ratably over the vesting period of the equity awards granted. Unrecognized equity-based compensation expense for all non-vested awards was $8.0 million at June 30, 2016 as follows (in thousands):

	Total	2016	2017	2018	2019	2020
Time-based restricted stock	$3,338	$840	$1,505	$819	$165	$9
Performance-based restricted stock	4,706	1,151	2,192	1,168	195	—
	$8,044	$1,991	$3,697	$1,987	$360	$9

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

We had no unrecognized tax benefits at June 30, 2016. We expect no significant changes in unrecognized tax benefits within the next year.

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

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$21,955	$16,301	$70,689	$26,892
Less: Preferred dividends	(4,147)	(4,147)	(8,294)	(8,294)
Allocation to participating securities	(51)	(38)	(80)	(60)
Attributable to non-controlling interest	(90)	(97)	(339)	(154)
Net income attributable to common stockholders, net of amount allocated to participating securities	$17,667	$12,019	$61,976	$18,384
Denominator:
Weighted average common shares outstanding - basic	86,433	85,831	86,396	85,768
Dilutive effect of equity-based compensation awards	922	1,177	868	1,179
Weighted average common shares outstanding - diluted	87,355	87,008	87,264	86,947
Earnings per share:
Basic	$0.20	$0.14	$0.72	$0.21
Diluted	$0.20	$0.14	$0.71	$0.21

All outstanding stock options were included in the computation of diluted earnings per share for the three and six months ended June 30, 2016 and 2015 due to their dilutive effect.

NOTE 12 - SUBSEQUENT EVENTS

Debt and Equity Transactions

On August 1, 2016, we repaid a mortgage loan that had an interest rate of 6.22% and a principal balance of $17.0 million at June 30, 2016. There was no prepayment penalty related to the early repayment of the mortgage loan, which was scheduled to mature on November 1, 2016.

On July 1, 2016, 7,420 Common Units were tendered for redemption and were redeemed for an equivalent number of shares of our common stock.

Dispositions

On July 6, 2016, we completed the sale of the Hyatt Place in Irving (Las Colinas), TX for $14.0 million. This hotel was sold in anticipation of completing certain 1031 Exchanges. As such, the proceeds from the sale of this property are currently held by a qualified intermediary engaged to execute the 1031 Exchanges until the expected transactions are consummated and the 1031 Exchanges are completed.

Acquisitions

We are currently under contract to purchase a 157-guestroom hotel property for $61.4 million. This transaction is expected to close in August 2016.

Dividends

On July 29, 2016, our Board of Directors declared cash dividends of $0.1325 per share of common stock, $0.578125 per share of 9.25% Series A Cumulative Redeemable Preferred Stock, $0.4921875 per share of 7.875% Series B Cumulative Redeemable Preferred Stock, $0.4453125 per share of 7.125% Series C Cumulative Redeemable Preferred Stock and $0.28219 per share of 6.45% Series D Cumulative Redeemable Preferred Stock. These dividends are payable on August 31, 2016 to stockholders of record on August 16, 2016.

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

•
the nature of our structure and transactions such that our federal and state taxes are complex and the risk that successful challenges of our tax positions by the Internal Revenue Service or other federal and state taxing authorities could have a material adverse effect on our financial position or results of operations;

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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus primarily on owning premium-branded, select-service hotels in the Upscale segment of the U.S. lodging industry as this segment is currently defined by Smith Travel Research (“STR”). At June 30, 2016, our portfolio consisted of 80 hotels with a total of 10,716 guestrooms located in 23 states. Except for seven hotels, six of which are subject to ground leases and one of which is subject to a PILOT (payment in lieu of taxes) lease, we own our hotels in fee simple. Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

The vast majority of our hotels operate under premium franchise brands owned by Marriott ® International, Inc. (“Marriott”) Hilton ® Worldwide (“Hilton”), an affiliate of Hyatt ® Hotels Corporation (“Hyatt”) and Intercontinental Hotels Group ® (“IHG”).

We have elected to be taxed as a REIT for federal income tax purposes. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to wholly-owned subsidiaries (our “TRS lessees”) of Summit Hotel TRS, Inc., our taxable REIT subsidiary, and are operated pursuant to hotel management agreements between our TRS lessees and professional third-party hotel management companies that are not affiliated with us as follows:

Management Company	Number of Properties	Number of Guestrooms
Interstate Management Company, LLC and its affiliate Noble Management Group, LLC	41	4,996
Select Hotels Group, LLC	12	1,681
InterMountain Management, LLC and its affiliate, Pillar Hotels and Resorts, LP	7	723
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott	6	973
White Lodging Services Corporation	4	791
Kana Hotels, Inc.	3	315
Affiliates of IHG including IHG Management (Maryland) LLC and Intercontinental Hotel Group Resources, Inc.	2	395
American Liberty Hospitality, Inc.	2	372
OTO Development, LLC	2	260
Stonebridge Realty Advisors, Inc.	1	210
Total	80	10,716

Our typical hotel management agreement requires us to pay a base fee to our hotel manager calculated as a percentage of hotel revenues.  In addition, our hotel management agreements generally provide that the hotel manager can earn an incentive fee for generating revenue or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") over certain thresholds.  Our TRS lessees may employ other hotel managers in the future.  We do not have any ownership or economic interest in any of the hotel management companies engaged by our TRS lessees.

Our revenues are derived from hotel operations and consist of room revenue and other hotel operations revenue. As a result of our focus on select-service hotels in the Upscale segment of the U.S. lodging industry, substantially all of our revenues are related to the sales of hotel guestrooms. Our other hotel operations revenues consist of ancillary revenues related to food and beverage sales, meeting room rentals and other billable guest services provided at our hotel properties.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to macroeconomic trends. Key drivers of demand include growth in GDP, corporate profits, capital investments and employment. The recent volatility of the economy and lodging industry and the risk that global and domestic economic conditions may cause economic growth to slow or stall, could adversely affect industry growth expectations.Also, increasing supply in our markets may reduce growth expectations.

The U.S. lodging industry experienced a positive trend through 2015 that we expect to continue at a slower pace through 2016. According to a report prepared in May 2016 by PricewaterhouseCoopers, LLP, U.S. RevPAR growth for Upscale hotels and Upper-midscale hotels for 2016 is projected at 3.5% and 4.5%, respectively.

Our Hotel Property Portfolio

At June 30, 2016, our hotel property portfolio consisted of 80 hotels with a total of 10,716 guestrooms. According to STR’s current chain scales, 60 of our hotel properties with 8,277 guestrooms are categorized as Upscale hotels and 20 of our hotel properties with 2,439 guestrooms are categorized as Upper-midscale hotels. Information for our hotel properties by franchisor as of June 30, 2016 is as follows:

Franchise/Brand	Number of Hotel Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	12	1,903
SpringHill Suites by Marriott	6	874
Residence Inn by Marriott	9	1,109
Fairfield Inn & Suites by Marriott	3	290
Total Marriott	30	4,176
Hilton
Hilton Garden Inn	9	1,146
Hampton Inn	3	327
Hampton Inn & Suites	8	1,116
DoubleTree by Hilton	1	210
Homewood Suites	1	91
Total Hilton	22	2,890
Hyatt
Hyatt Place	16	2,224
Hyatt House	2	291
Total Hyatt	18	2,515
IHG
Hotel Indigo	1	115
Holiday Inn Express	1	66
Holiday Inn Express & Suites	3	433
Holiday Inn	1	143
Staybridge Suites	2	213
Total IHG	8	970
Starwood
FourPoints by Sheraton	1	101
Carlson
Country Inn & Suites by Carlson	1	64
Total	80	10,716

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

Dispositions to Affiliates of ARCH

On February 11, 2016, we completed the sale of six hotels to affiliates of American Realty Capital Hospitality Trust, Inc. ("ARCH") for an aggregate selling price of $108.3 million. We provided seller-financing to ARCH of $20.0 million to consummate the transaction (See "Note 3 - Investment in Hotel Properties, net" to the Condensed Consolidated Financial Statements). The sale to ARCH resulted in a $56.8 million gain, of which $20.0 million related to our seller financing was deferred and will be recognized when principal payments on the seller financing loan are received. Through June 30, 2016, we have recognized $2.0 million of the deferred gain upon receipt of scheduled repayments of the principal balance of the loan by ARCH. The loan is recorded net of deferred gains in Investment in Real Estate Loans, net on our Condensed Consolidated Balance Sheet at June 30, 2016.

The Company has also entered into a letter agreement with American Realty Capital Hospitality Portfolio SMT ALT, LLC, an affiliate of ARCH (“New ARCH Purchaser”), for the reinstatement of the purchase agreement related to the sale of ten hotels (the "Reinstated Hotels") for an aggregate purchase price of $89.1 million (See "Note 3 - Investment in Hotel Properties, net" to our Condensed Consolidated Financial Statements). The closing of the reinstated sale of the ten hotels is scheduled to occur on or before December 30, 2016 (the “New Closing Date”), or at such later date as the closing may be adjourned or extended in accordance with the express terms of the letter agreement.

Prior to the New Closing Date, we have the right to continue to market and ultimately sell, without the consent of the New ARCH Purchaser, any or all of the hotels to bona fide third-party purchasers that are not affiliates of ours.  If we sell some, but not all of the hotels to bona fide third-party purchasers, then the purchase price to be paid by the New ARCH Purchaser for the remaining hotels will be reduced, but the $7.5 million escrow deposit made by the New ARCH Purchaser will remain with the escrow agent except in limited circumstances. We are actively marketing the remaining properties subject to the agreement to other potential buyers. We completed the sale of two properties previously contracted for sale to the New ARCH Purchaser to third parties unrelated to the New ARCH Purchaser. The first sale was related to the Aloft in Jacksonville, FL for $8.6 million on June 1, 2016. The second sale was related to the Holiday Inn Express in Vernon Hills, IL for $5.9 million on June 6, 2016. Accordingly, the $89.1 million selling price of the Reinstated Hotels will be reduced as provided above.

Other Dispositions

On May 13, 2016, we completed the sale of the Holiday Inn Express & Suites in Irving (Las Colinas), TX for $10.5 million. The proceeds from the sale of this property and the Holiday Inn Express in Vernon Hills, IL were used to complete certain 1031 Exchanges. The hotel acquired by us to complete the reverse 1031 Exchange was the 160-guestroom Residence Inn by Marriott in Atlanta, GA on January 20, 2016 for a purchase price of $38.0 million. The completion of the reverse 1031 Exchange resulted in the deferral of taxable gains of approximately $5.1 million. The sale of the properties during the second quarter of 2016 resulted in the realization of a net gain of $0.6 million

On July 6, 2016, we completed the sale of the Hyatt Place in Irving (Las Colinas), TX for $14.0 million.

Hotel Property Acquisitions

A summary of the hotel properties acquired during the six months ended June 30, 2016 and 2015 is as follows (dollars in thousands, except Cost per Key):

Date Acquired	Franchise/Brand	Location	Guestrooms	Purchase Price	Renovation Cost		Cost per Key
First Six Months of 2016:
January 19, 2016	Courtyard by Marriott	Nashville, TN	226	$71,000	$300	(1)	$315,000
January 20, 2016	Residence Inn by Marriott	Atlanta, GA	160	38,000	—		238,000
			386	$109,000	$300		$283,000

First Six Months of 2015:
April 13, 2015	Hampton Inn & Suites	Minneapolis, MN	211	$38,951	$—		$185,000
June 18, 2015	Hampton Inn	Boston (Norwood), MA	139	24,000	2,300	(1)	189,000
June 30, 2015	Hotel Indigo	Asheville, NC	115	35,000	370	(1)	308,000
			465	$97,951	$2,670		$216,000

(1) The amounts reflect actual-to-date and estimated remaining costs to complete.

The purchase price and renovation costs were funded by advances on our senior unsecured credit facility, cash generated by the sale of properties, and operating cash flows. There is no assurance that our actual renovation costs will not exceed our estimates.

Foreclosure Activities

At December 31, 2015, we had two notes receivable totaling $2.7 million included in Investment in Real Estate Loans, net on our Condensed Consolidated Balance Sheet related to seller-financing for the sale in a prior year of two hotel properties in Emporia, KS (each an "Emporia Property").  The loans had matured and the buyer was in payment default under the terms of the loans.  On March 28, 2016, we were awarded legal title to one Emporia Property through foreclosure. On February 26, 2016, we also purchased an additional note receivable from the first priority lien holder for the Emporia Property for which foreclosure proceedings were ongoing to facilitate the completion of the reacquisition of this Emporia Property through a foreclosure.

On April 15, 2016, we completed the sale of the reacquired Emporia Property to a third party purchaser that is unrelated to the prior owner. On May 18, 2016, we completed the sale of the first and second lien notes related to the remaining Emporia Property to the same purchaser. The aggregate selling price of the Emporia assets was approximately $4.5 million. As a result of the foreclosure activities and the sale of the notes, we have no further interest in either Emporia Property.

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

 Funds From Operations

As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO represents net income or loss (computed in accordance with GAAP), excluding preferred dividends, gains (or losses) from sales of real property, impairment losses on real estate assets, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization related to real estate assets, and adjustments for unconsolidated partnerships and joint ventures. Unless otherwise indicated, we present FFO applicable to our common shares and common units of our Operating Partnership ("Common Units"). We present FFO because we consider it an important supplemental measure of our operational performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. We also use FFO as a basis for determining certain management incentives. FFO is intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, it provides a performance measure that, when compared year over year, reflects the effect on operations of trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from GAAP net income (loss). FFO should not be considered as a substitute for GAAP net income (loss) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. References to FFO are based on the NAREIT-defined measure unless otherwise indicated.

The following is a reconciliation of our GAAP net income to FFO for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share/unit data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$21,955	$16,301	$70,689	$26,892
Preferred dividends	(4,147)	(4,147)	(8,294)	(8,294)
Net income applicable to common shares and Common Units	17,808	12,154	62,395	18,598
Real estate-related depreciation	17,599	15,301	35,656	30,446
(Gain) loss on disposal of assets	(2,726)	208	(39,506)	711
FFO applicable to common shares and Common Units	32,681	27,663	58,545	49,755
FFO per common share/Common Unit	$0.37	$0.32	$0.67	$0.57
Weighted average diluted common shares/Common Units (1)	87,355	87,008	87,264	86,947

(1)
Includes Common Units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the Common Units are redeemable for cash or, at our election, shares of our common stock.

During the three months ended June 30, 2016, FFO increased by $5.0 million, or 18.1%, over the comparable period in the prior year primarily due to an increase in revenues of $6.5 million partially offset by a $1.5 million increase in hotel operating expenses and a $1.6 million increase in hotel acquisition costs.  The increase in revenues was due to occupancy and ADR growth across our portfolio as discussed below under “Results of Operations.”

During the six months ended June 30, 2016, FFO increased by $8.8 million, or 17.7%, over the comparable period in the prior year primarily due to an increase in revenues of $17.0 million partially offset by a $6.4 million increase in hotel operating expenses and $2.2 million increase in hotel acquisition costs. The increase in revenues was due to occupancy and ADR growth across our portfolio as discussed below under “Results of Operations.”

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

The following is a reconciliation of our GAAP net income to EBITDA for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$21,955	$16,301	$70,689	$26,892
Depreciation and amortization	17,685	15,403	35,828	30,667
Interest expense	7,123	7,655	14,606	14,902
Interest income	(1)	(260)	(5)	(491)
Income tax expense	135	903	1,706	1,402
EBITDA	$46,897	$40,002	$122,824	$73,372

During the three months ended June 30, 2016, EBITDA increased by $6.9 million, or 17.2%, over the prior year primarily due to an increase in net income of $5.7 million during the period. The increase in net income was primarily driven by an increase in revenues of $6.5 million partially offset by a $1.5 million increase in hotel operating expenses and a $1.6 million increase in hotel acquisition costs. The increase in revenues was the result of increases in occupancy and ADR as discussed under "Results of Operations."

During the six months ended June 30, 2016, EBITDA increased by $49.5 million, or 67.4%, over the prior year primarily due to an increase in net income of $43.8 million during the period. The increase in net income was primarily driven by an increase in revenues for the period of $17.0 million that resulted in an increase in operating income of $3.2 million and the net gain on the sale of assets of $39.5 million during the six months ended June 30, 2016.

Results of Operations

The comparisons that follow should be reviewed in conjunction with the unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Hotel properties classified as discontinued operations prior to our adoption of ASU No. 2014-08 on January 1, 2015 are not included in the discussion below.

Comparison of Three Months Ended June 30, 2016 with Three Months Ended June 30, 2015

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the three months ended June 30, 2016 compared with the three months ended June 30, 2015 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned or leased as of June 30, 2016 and that we have owned or leased at all times since January 1, 2015.

	For the Three Months Ended June 30,
	2016		2015		Dollar Change		Percentage Change
	Total Portfolio (80 hotels)	Same-Store Portfolio (71 hotels)	Total Portfolio (93 hotels)	Same-Store Portfolio (71 hotels)	Total Portfolio (80/93 hotels)	Same-Store Portfolio (71 hotels)	Total Portfolio (80/93 hotels)	Same-Store Portfolio (71 hotels)
Total revenues	$127,195	$105,461	$120,677	$99,329	$6,518	$6,132	5.4%	6.2%
Hotel operating expenses	$76,757	$64,185	$75,277	$62,148	$1,480	$2,037	2.0%	3.3%
Occupancy	82.8%	82.6%	80.7%	80.4%	n/a	n/a	2.6%	2.7%
ADR	$144.59	$142.22	$132.79	$137.11	$11.80	$5.11	8.9%	3.7%
RevPAR	$119.65	$117.44	$107.12	$110.26	$12.53	$7.18	11.7%	6.5%

Revenue. Total revenues, including room and other hotel operations revenue, increased $6.5 million in the three months ended June 30, 2016 compared with the three months ended June 30, 2015. The increase in revenues is due to an increase in same-store revenues of $6.1 million and an increase in revenues of $18.2 million from the seven hotel properties acquired in 2015 and two properties acquired in 2016 (the “Acquired Hotels”), partially offset by a reduction in revenue of $17.8 million related to disposed hotel properties.

The same-store revenue increase of $6.1 million, or 6.2%, was due to increases in occupancy to 82.6% in the three months ended June 30, 2016 compared with 80.4% in the three months ended June 30, 2015, and an increase in ADR to $142.22 in the three months ended June 30, 2016 from $137.11 in the three months ended June 30, 2015. The increases in occupancy and ADR resulted in a 6.5% increase in same-store RevPAR to $117.44 in the three months ended June 30, 2016 compared with $110.26 in the three months ended June 30, 2015. These increases were due to the continued transformation of our portfolio by selling assets, including nine hotels in 2016 and ten hotels in 2015, with lower operating margins and RevPAR growth expectations and purchasing assets with higher operating margins and RevPAR growth expectations, the improving economy, our strong revenue and asset management programs, hotel industry fundamentals and strategic and brand-required renovations made at our same-store hotel properties.

Hotel Operating Expenses. Hotel operating expenses increased $1.5 million in the three months ended June 30, 2016 compared with the three months ended June 30, 2015. The increase is due in part to the additional operating expenses from the Acquired Hotels of $10.0 million. In addition, the increase in same-store hotel operating expenses is due to $2.0 million of variable costs related to the increase in revenues.  These increases were offset by a reduction in expenses of $10.5 million related to sold hotel properties.  Expenses at the same-store hotels decreased as a percentage of revenue from 62.6% in the three months ended June 30, 2015 to 60.9% in the three months ended June 30, 2016, due to consistent fixed expenses and increasing revenues at the same-store hotel properties.

The following table summarizes our hotel operating expenses for our same-store portfolio (71 hotels) for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended June 30,		Percentage	Percentage of Revenue
	2016	2015	Change	2016	2015
Rooms expense	$22,566	$22,753	(0.8)%	21.4%	22.9%
Other direct expense	14,264	13,133	8.6%	13.5%	13.2%
Other indirect expense	27,355	26,262	4.2%	25.9%	26.4%
Total hotel operating expenses	$64,185	$62,148	3.3%	60.9%	62.6%

Depreciation and Amortization. Depreciation and amortization expense increased $2.3 million in the three months ended June 30, 2016 compared with the three months ended June 30, 2015 primarily due to depreciation associated with the Acquired Hotels.

Corporate General and Administrative. Corporate general and administrative expenses remained the same at $5.4 million for the three months ended June 30, 2016 and 2015 due to management of consistent corporate operations during these periods.

Gain on Disposal of Assets. Gain on disposal of assets increased by $2.9 million during the three months ended June 30, 2016 compared with the three months ended June 30, 2015. This increase was primarily due to the recognition of $2.0 million of the deferred gain related to the sale of six hotel properties to ARCH on February 11, 2016 upon receipt of scheduled repayments of the principal balance of the loan from ARCH.

Comparison of Six Months Ended June 30, 2016 with Six Months Ended June 30, 2015

 The following table contains key operating metrics for our total portfolio and our same-store portfolio for the six months ended June 30, 2016 compared with the six months ended June 30, 2015 (dollars in thousands, except ADR and RevPAR).

	For the Six Months Ended June 30,
	2016		2015		Dollar Change		Percentage Change
	Total Portfolio (80 hotels)	Same-Store Portfolio (71 hotels)	Total Portfolio (93 hotels)	Same-Store Portfolio (71 hotels)	Total Portfolio (80/93 hotels)	Same-Store Portfolio (71 hotels)	Total Portfolio (80/93 hotels)	Same-Store Portfolio (71 hotels)
Total revenues	$245,277	$203,007	$228,325	$191,631	$16,952	$11,376	7.4%	5.9%
Hotel operating expenses	$150,895	$124,927	$144,545	$120,900	$6,350	$4,027	4.4%	3.3%
Occupancy	79.6%	80.0%	77.5%	77.6%	n/a	n/a	2.6%	3.0%
ADR	$142.44	$141.25	$132.59	$137.87	$9.85	$3.38	7.4%	2.5%
RevPAR	$113.31	$112.94	$102.77	$107.00	$10.54	$5.94	10.3%	5.5%

Revenue. Total revenues, including room and other hotel operations revenue, increased $17.0 million in the six months ended June 30, 2016 compared with the six months ended June 30, 2015. The increase in revenues is due to an increase in same-store revenues of $11.4 million and an increase in revenues from the Acquired Hotels of $34.2 million, partially offset by a reduction in revenue of $28.6 million related to disposed hotel properties.

The same-store revenue increase of $11.4 million, or 5.9%, was due to increases in occupancy to 80.0% in the six months ended June 30, 2016 compared with 77.6% in the six months ended June 30, 2015, and an increase in ADR to $141.25 in the six months ended June 30, 2016 from $137.87 in the six months ended June 30, 2015. The increases in occupancy and ADR resulted in a 5.5% increase in same-store RevPAR to $112.94 in the six months ended June 30, 2016 compared with $107.00 in the six months ended June 30, 2015. These increases were due to the continued transformation of our portfolio by selling assets, including nine hotels in 2016 and ten hotels in 2015, with lower operating margins and RevPAR growth expectations and purchasing assets with higher operating margins and RevPAR growth expectations, the improving economy, our strong revenue and asset management programs, hotel industry fundamentals and strategic and brand-required renovations made at our same-store hotel properties.

Hotel Operating Expenses. Hotel operating expenses increased $6.4 million in the six months ended June 30, 2016 compared with the six months ended June 30, 2015. The increase is due in part to the additional operating expenses from the Acquired Hotels of $19.8 million. In addition, the increase in same-store hotel operating expenses is due to $4.0 million of variable costs related to the increase in revenues.  These increases were partially offset by a reduction in expenses of $17.4 million related to sold hotel properties.  Expenses at the same-store hotels decreased as a percentage of revenue from 63.1% in the six months ended June 30, 2015 to 61.5% in the six months ended June 30, 2016, due to consistent fixed expenses and increasing revenues at the same-store hotel properties.

The following table summarizes our hotel operating expenses for our same-store portfolio (71 hotels) for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	For the Six Months Ended June 30,		Percentage	Percentage of Revenue
	2016	2015	Change	2016	2015
Rooms expense	$45,069	$44,234	1.9%	22.2%	23.1%
Other direct expense	27,394	25,808	6.1%	13.5%	13.5%
Other indirect expense	52,464	50,858	3.2%	25.8%	26.5%
Total hotel operating expenses	$124,927	$120,900	3.3%	61.5%	63.1%

Depreciation and Amortization. Depreciation and amortization expense increased $5.2 million during the six months ended June 30, 2016 compared with the six months ended June 30, 2015 primarily due to depreciation associated with the Acquired Hotels.

Corporate General and Administrative. Corporate general and administrative expenses increased $0.1 million during the six months ended June 30, 2016 compared with the six months ended June 30, 2015 primarily due to an increase in stock based compensation expense during the six months ended June 30, 2016.

Gain on Disposal of Assets. Gain on disposal of assets increased by $40.2 million during the six months ended June 30, 2016 compared with the six months ended June 30, 2015. This increase was primarily due to the $38.8 million net gain recognized on the sale of six hotel properties to ARCH on February 11, 2016, including scheduled repayments of the principal balance of the related loan by ARCH through June 30, 2016.

Liquidity and Capital Resources

Liquidity Requirements

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with internal and franchise brand standards, capital expenditures to improve our hotel properties, acquisitions, interest expense, settlement of interest swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations and distributions to our stockholders.

Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other non-recurring capital expenditures that periodically are made with respect to our hotel properties and scheduled debt payments, including maturing loans.

On January 15, 2016, the Company entered into a new $450 million senior unsecured credit facility that replaced our former $300 million senior unsecured credit facility.  The new credit facility extended the maturity date of the revolving line of credit under the former credit facility from 2017 to 2020 and the maturity date of the term loan component under the former credit facility from 2018 to 2021 (See "Note 4 - Debt" to our Condensed Consolidated Financial Statements). At July 29, 2016, we had $337.9 million in outstanding indebtedness secured by first priority mortgage liens on 34 hotel properties.

On June 28, 2016, the Company completed an offering of 3,000,000 shares of its 6.45% Series D cumulative redeemable preferred stock for net proceeds of $72.3 million. The proceeds were used to repay the outstanding balance on our revolving line of credit and the remaining proceeds, which are in our cash balance at June 30, 2016, will be utilized to complete an acquisition that is under contract and expected to close in August 2016.

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

At June 30, 2016, we had $17.0 million of outstanding mortgage debt that matures in 2016.  Additionally, we have other scheduled principal payments on debt through the remainder of 2016 totaling $4.1 million. Although we believe that we will have the capacity to satisfy these debt maturities and pay these scheduled principal debt payments from operating cash flows or draws on our senior unsecured credit facility, there can be no assurances that our senior unsecured credit facility will be available to repay such amortizing debt as draws under our senior unsecured credit facility are subject to certain financial and other covenants. At June 30, 2016, we were in compliance with all of our covenants under the $450 million senior unsecured credit facility.

On August 1, 2016, we repaid a mortgage loan that had an interest rate of 6.22% and a principal balance of $17.0 million at June 30, 2016. There was no prepayment penalty related to the early repayment of the mortgage loan, which was scheduled to mature on November 1, 2016.

We anticipate making renovations and other non-recurring capital expenditures with respect to our hotel properties pursuant to property improvement plans required by our franchisors and our internal quality standards. We expect capital expenditures through the remainder of 2016 for these activities at hotel properties we own as of June 30, 2016 to range from $24.0 million to $30.0 million.  Actual amounts may differ from our expectations.  We may also make renovations and incur other non-recurring capital expenditures in 2016 related to hotel properties that we acquire during the remainder of 2016.

Cash Flows

Total cash provided by operating activities increased to $69.5 million from $55.1 million for the six months ended June 30, 2016 and 2015, respectively.  The increase of $14.5 million primarily resulted from a $9.0 million increase in net income, adjusted for non-cash items, and a difference in the net decrease in working capital of $5.4 million between the current period and the prior period.

Net cash used in investing activities decreased by $107.5 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to an increase in proceeds from asset dispositions of $134.4 million and a reduction in capital expenditures of $7.8 million. These inflows were partially offset by an increase in acquisitions of hotel properties of $12.6 million and an increase in funding of real estate loans net of repayments of $22.9 million.

Net cash (used in) provided by financing activities decreased by $73.2 million for the six months ended June 30, 2016 compared with the six months ended June 30, 2015 due to a decrease in net borrowings of $143.0 million during the six months ended June 30, 2016 compared with the six months ended June 30, 2015 and an increase in dividends of $1.5 million, partially offset by the net proceeds from our preferred stock offering of $72.3 million.

Outstanding Indebtedness

At June 30, 2016, we had $338.6 million in outstanding indebtedness secured by first priority mortgage liens on 34 hotel properties. We also had borrowed $150.0 million on our $450 million senior unsecured credit facility and we had borrowed $140.0 million on our unsecured term loan, both of which were supported at June 30, 2016 by a borrowing base of 44 unencumbered hotel properties. At June 30, 2016, the maximum amount of borrowing permitted under the $450 million senior unsecured credit facility was $450.0 million, of which we had borrowed $150.0 million and $300.0 million was available to borrow.

 At July 29, 2016, we had borrowed $150.0 million on our $450 million senior unsecured credit facility and we had borrowed $140.0 million on our unsecured term loan, both of which were supported by 43 hotel properties included in the credit facility borrowing bases.  In addition, we have two other hotels with a total of 310 guestrooms unencumbered by mortgage debt that are available to be used as collateral for future loans.

In addition to the $72.3 million net proceeds from the completion of the Series D preferred stock offering, we intend to secure or assume term loan financing or use our senior unsecured credit facility, together with other sources of financing, to fund future acquisitions and capital improvements. We may not succeed in obtaining new financing on favorable terms, or at all, and we cannot predict the size or terms of future financings. Our failure to obtain new financing could adversely affect our ability to grow our business.

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

A summary of our debt at June 30, 2016 is as follows (dollars in thousands):

Lender	Interest Rate (1)	Amortization Period (Years)	Maturity Date	Number of Properties Encumbered		Principal Amount Outstanding
$450 Million Senior Unsecured Credit Facility
Deutsche Bank AG New York Branch, as Administrative Agent
$300 Million Revolver	2.13% Variable	n/a	March 31, 2020	n/a		$—
$150 Million Term Loan	(2)	n/a	March 31, 2021	n/a		150,000
Total Senior Unsecured Credit Facility						150,000
Unsecured Term Loan
KeyBank National Association
Term Loan	2.43% Variable	n/a	April 7, 2022	n/a		140,000
Mortgage Loans
Voya	5.18% Fixed	20	March 1, 2019	2	(3)	41,959
	5.18% Fixed	20	March 1, 2019	4	(3)	37,608
	5.18% Fixed	20	March 1, 2019	3	(3)	24,254
	5.18% Fixed	20	March 1, 2019	1	(3)	17,229
KeyBank National Association	4.46% Fixed	30	February 1, 2023	4		27,735
	4.52% Fixed	30	April 1, 2023	3		21,489
	4.30% Fixed	30	April 1, 2023	3		20,826
	4.95% Fixed	30	August 1, 2023	2		37,051
Bank of America Commercial Mortgage	6.41% Fixed	25	September 1, 2017	1		7,791
Western Alliance Bank (formerly known as GE Capital Financial, Inc.)	5.39% Fixed	25	April 1, 2020	1		9,012
	5.39% Fixed	25	April 1, 2020	1		4,853
MetaBank	4.25% Fixed	20	August 1, 2018	1		6,721
Bank of Cascades	2.48% Variable	25	December 19, 2024	1	(4)	9,423
	4.30% Fixed	25	December 19, 2024	—	(4)	9,423
Compass Bank	2.88% Variable	25	May 6, 2020	3		23,705
Western Alliance Bank (formerly known as General Electric Capital Corp.)	5.39% Fixed	25	April 1, 2020	1		5,103
	5.39% Fixed	25	April 1, 2020	1		5,976
U.S. Bank, NA	6.22% Fixed	30	November 1, 2016	1		16,993
	6.13% Fixed	25	November 11, 2021	1		11,437
Total Mortgage Loans						338,588
Total Debt				34		$628,588

(1)	The interest rates at June 30, 2016 give effect to interest rate swaps, where applicable.

(2)
We entered into an interest rate swap to effectively produce a fixed interest rate of 3.64% on $75.0 million of the $150 Million Term Loan; however, the interest rate spread over LIBOR may change based upon our Leverage Ratio, as defined in the credit facility documents. We are currently paying interest at 2.08% based on LIBOR at June 30, 2016 on the remaining balance of the $150 Million Term Loan.

(3)	The Voya mortgage loans are cross-collateralized and cross-defaulted.

(4)	The Bank of Cascades mortgage loans are cross-collateralized and cross-defaulted.

Equity Transactions

On June 28, 2016, the Company completed the offering of 3,000,000 shares of its 6.45% Series D cumulative redeemable preferred stock for net proceeds of $72.3 million, after the underwriting discount and offering-related expenses of $2.7 million. The proceeds were used to repay the outstanding balance on our revolving line of credit, and the remaining proceeds, which are in our cash balance at June 30, 2016, will be utilized to complete an acquisition that is under contract and is expected to close in August 2016.

On July 1, 2016, 7,420 Common Units were tendered for redemption and were redeemed for an equivalent number of shares of our common stock.

Capital Expenditures

During the six months ended June 30, 2016, we spent $18.2 million on capital expenditures.  We anticipate spending a total of $24.0 million to $30.0 million on hotel property renovations in the remainder of 2016. We expect to fund these expenditures through a combination of cash provided by operations, working capital, borrowings under our $450.0 million senior unsecured credit facility, or other potential sources of capital, to the extent available to us.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at June 30, 2016 (dollars in thousands):

	Payments Due By Period
	Total	Less than One Year (4)	One to Three Years	Four to Five Years	More than Five Years
Debt obligations (1)	$790,225	$48,687	$74,088	$248,754	$418,696
Operating lease obligations (2)	112,314	1,275	2,349	2,368	106,322
Purchase obligations (3)	7,625	7,625	—	—	—
Total	$910,164	$57,587	$76,437	$251,122	$525,018

(1)
Amounts shown include amortization of principal, maturities, and estimated interest payments. Interest payments on our variable rate debt have been estimated using the interest rates in effect at June 30, 2016, after giving effect to our interest rate swap.

(2)	Amounts consist primarily of non-cancelable ground lease and corporate office lease obligations.

(3)	This amount represents purchase orders and executed contracts for renovation projects at our hotel properties.

(4)	Balances include amounts through June 30, 2017.

Critical Accounting Policies

Deferred Financing Fees

In accordance with Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, debt issuance costs are presented as a direct deduction from the carrying amount of the related debt liability on the Condensed Consolidated Balance Sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. The implementation of ASU No. 2015-03 did not have a material effect on our Condensed Consolidated Financial Statements.

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

At June 30, 2016, we were party to an interest rate derivative agreement, with a total notional amount of $75.0 million, where we receive variable-rate payments in exchange for making fixed-rate payments. This agreement is accounted for as a cash flow hedge and currently would cost an estimated $2.6 million to settle the instrument.

At June 30, 2016, after giving effect to our interest rate derivative agreement, $380.5 million, or 60.5%, of our debt had fixed interest rates and $248.1 million, or 39.5%, had variable interest rates.  At December 31, 2015, after giving effect to our interest rate derivative agreements, $402.7 million, or 59.5%, of our debt had fixed interest rates and $274.4 million, or 40.5%, had variable interest rates. Assuming no increase in the level of our variable rate debt outstanding as of June 30, 2016, if interest rates increased by 1.0%, then our cash flow would decrease by approximately $2.5 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At June 30, 2016, we have $17.0 million of fixed rate debt maturing through the remainder of 2016. Additionally, we have other scheduled payments of principal on debt through the remainder of 2016 totaling $4.1 million.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

Not applicable.

Item 5.                                                         Other Information.

On August 2, 2016, the Company and the Operating Partnership entered into separate sales agreements (the “Sales Agreements”) with each of Robert W. Baird & Co. Incorporated, Raymond James & Associates, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., RBC Capital Markets, LLC, KeyBanc Capital Markets Inc., Canaccord Genuity Inc. and Jefferies LLC (collectively, the “Bank Group”), pursuant to which the Company may issue and sell from time to time up to $125.0 million in shares of its common stock, $0.01 par value per share, and shares of its 6.45% Series D Preferred Stock, $0.01 par value per share (collectively, the “Shares”), through members of the Bank Group, acting as agents or principals (the “2016 ATM Program”). At the same time, the Company terminated the sales agreement entered into in connection with its prior ATM offering program, which was established in August 2015 and under which no shares were sold.

Pursuant to the Sales Agreements, the Shares may be offered and sold through members of the Bank Group in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions.  Members of the Bank Group will be entitled to compensation equal to up to 2.0% of the gross proceeds of Shares sold through members of the Bank Group from time to time under the Sales Agreements. The Company has no obligation to sell any of the Shares under the Sales Agreements and may at any time suspend solicitations and offers under, or terminate, the Sales Agreements.

The Shares will be offered and sold pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-212118). The Company will file a prospectus supplement, dated August 2, 2016, to the prospectus, dated June 20, 2016, which forms a part of and is included in the Registration Statement, with the Securities and Exchange Commission in connection with the offer and sale of the Shares pursuant to the Sales Agreements.

The Company and the Operating Partnership may engage in commercial banking, investment banking, brokerage and other dealings with members of the Bank Group in the ordinary course of business and would expect to pay customary fees and commission for its services on those transactions.

The foregoing description of the Sales Agreements is not complete and is qualified in its entirety by reference to the Sales Agreements, copies of which are filed as Exhibits 10.1 through 10.8 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

In connection with the filing of the Sales Agreements, the Company is filing as Exhibit 5.1 to this Quarterly Report on Form 10-Q the opinion of Venable LLP, its Maryland counsel.

On August 2, 2016, in connection with establishing the 2016 ATM Program, the Company filed, with the State Department of Assessments and Taxation of the State of Maryland, Articles Supplementary (the “Articles Supplementary”) to the Articles of Amendment and Restatement of the Company, as amended and supplemented, classifying and designating an additional 5,000,000 of the Company’s authorized preferred shares of preferred stock, $0.01 par value per share, as Series D preferred shares. A copy of the Articles Supplementary is filed as Exhibit 3.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

On August 2, 2016, in connection with establishing the 2016 ATM Program, Summit Hotel GP, LLC, a wholly owned subsidiary of the Company and the sole general partner of the Operating Partnership, on its own behalf as general partner of the Operating Partnership and on behalf of the limited partners of the Operating Partnership, amended the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the “Partnership Agreement”) to provide for the issuance of up to an additional 5,000,000 6.45% Series D Cumulative Redeemable Preferred Units (liquidation preference $25.00 per unit) (the “Series D Preferred Units”). A copy of such amendment is filed as Exhibit 3.5 to this Quarterly Report on Form 10-Q and incorporated herein by reference. The Company expects to contribute the net proceeds from any sales of Series D preferred shares under the 2016 ATM Program to the Operating Partnership in exchange for the same number of Series D Preferred Units. The Series D Preferred Units have economic terms that mirror the terms of the Series D Preferred Stock. The issuance of the Series D Preferred Units will be exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

Item 6.                                                         Exhibits.

The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
3.1
Articles Supplementary to the Articles of Amendment and Restatement of Summit Hotel Properties, Inc. designating the Company’s 6.45% Series D Cumulative Redeemable Preferred Stock, $0.01 par value per share ("Series D Preferred Stock") (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 8-A filed with the SEC on June 24, 2016).

3.2
Articles Supplementary to the Articles of Amendment and Restatement of Summit Hotel Properties, Inc. prohibiting election under Sections 3-803, 3-804(a), 3-804(b) and 3-805 of the MGCL without stockholder approval (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2016).

3.3†	Articles Supplementary to the Articles of Amendment and Restatement of Summit Hotel Properties, Inc. designating additional shares of Series D Preferred Stock.
3.4
Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2016).

3.5†	Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP.
5.1†	Opinion of Venable LLP, dated August 2, 2016, regarding the legality of the Common Stock and the Series D Preferred Stock.
10.1†	Sales Agreement, dated as of August 2, 2016, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Robert W. Baird & Co. Incorporated.
10.2†	Sales Agreement, dated as of August 2, 2016, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Raymond James & Associates, Inc.
10.3†	Sales Agreement, dated as of August 2, 2016, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Merrill Lynch, Pierce, Fenner & Smith, Incorporated.
10.4†	Sales Agreement, dated as of August 2, 2016, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Deutsche Bank Securities, Inc.
10.5†	Sales Agreement, dated as of August 2, 2016, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and RBC Capital Markets, LLC.
10.6†	Sales Agreement, dated as of August 2, 2016, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and KeyBanc Capital Markets, Inc.
10.7†	Sales Agreement, dated as of August 2, 2016, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Canaccord Genuity, Inc.
10.8†	Sales Agreement, dated as of August 2, 2016, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Jefferies, LLC.
23.1	Consent of Venable LLP (included in Exhibit 5.1 hereto).
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)
 † - Filed herewith
(1) - Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: August 2, 2016	By:	/s/ Greg A. Dowell
Greg A. Dowell Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1
Articles Supplementary to the Articles of Amendment and Restatement of Summit Hotel Properties, Inc. designating the Company’s 6.45% Series D Cumulative Redeemable Preferred Stock, $0.01 par value per share ("Series D Preferred Stock") (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 8-A filed with the SEC on June 24, 2016).

3.2
Articles Supplementary to the Articles of Amendment and Restatement of Summit Hotel Properties, Inc. prohibiting election under Sections 3-803, 3-804(a), 3-804(b) and 3-805 of the MGCL without stockholder approval (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2016).

3.3†	Articles Supplementary to the Articles of Amendment and Restatement of Summit Hotel Properties, Inc. designating additional shares of Series D Preferred Stock.
3.4
Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2016).

3.5†	Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP.
5.1†	Opinion of Venable LLP, dated August 2, 2016, regarding the legality of the Common Stock and the Series D Preferred Stock.
10.1†	Sales Agreement, dated as of August 2, 2016, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Robert W. Baird & Co. Incorporated.
10.2†	Sales Agreement, dated as of August 2, 2016, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Raymond James & Associates, Inc.
10.3†	Sales Agreement, dated as of August 2, 2016, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Merrill Lynch, Pierce, Fenner & Smith, Incorporated.
10.4†	Sales Agreement, dated as of August 2, 2016, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Deutsche Bank Securities, Inc.
10.5†	Sales Agreement, dated as of August 2, 2016, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and RBC Capital Markets, LLC.
10.6†	Sales Agreement, dated as of August 2, 2016, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and KeyBanc Capital Markets, Inc.
10.7†	Sales Agreement, dated as of August 2, 2016, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Canaccord Genuity, Inc.
10.8†	Sales Agreement, dated as of August 2, 2016, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Jefferies, LLC.
23.1	Consent of Venable LLP (included in Exhibit 5.1 hereto).
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)
 † - Filed herewith
(1) - Submitted electronically herewith