Form 10-Q
period 2016-09-30
Summit Hotel Properties, Inc.
filed 2016-11-02
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________________________________

FORM 10-Q
___________________________________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

 As of October 28, 2016, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 87,353,964.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investment in hotel properties, net	$1,470,749	$1,333,407
Land held for development	5,742	5,742
Assets held for sale	62,613	133,138
Investment in real estate loans, net	17,582	12,803
Cash and cash equivalents	40,491	29,326
Restricted cash	25,567	23,073
Trade receivables, net	15,232	9,437
Prepaid expenses and other	8,013	15,281
Deferred charges, net	3,729	3,628
Other assets	10,510	9,559
Total assets	$1,660,228	$1,575,394
LIABILITIES AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$618,892	$671,536
Accounts payable	4,162	2,947
Accrued expenses and other	53,829	42,174
Derivative financial instruments	1,913	1,811
Total liabilities	678,796	718,468

Commitments and contingencies (Note 8)

Equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized:
9.25% Series A - 2,000,000 shares issued and outstanding at September 30, 2016 and December 31, 2015 (aggregate liquidation preference of $50,385 at September 30, 2016 and $50,398 at December 31, 2015)	20	20
7.875% Series B - 3,000,000 shares issued and outstanding at September 30, 2016 and December 31, 2015 (aggregate liquidation preference of $75,492 at September 30, 2016 and $75,509 at December 31, 2015)	30	30
7.125% Series C - 3,400,000 shares issued and outstanding at September 30, 2016 and December 31, 2015 (aggregate liquidation preference of $85,505 at September 30, 2016 and $85,522 at December 31, 2015)	34	34
6.45% Series D - 3,000,000 shares issued and outstanding at September 30, 2016 (aggregate liquidation preference of $75,403 at September 30, 2016)	30	—
Common stock, $.01 par value per share, 500,000,000 shares authorized, 87,314,950 and 86,793,521 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	873	868
Additional paid-in capital	968,746	894,060
Accumulated other comprehensive loss	(1,767)	(1,666)
Accumulated deficit and distributions	9,470	(40,635)
Total stockholders’ equity	977,436	852,711
Non-controlling interests in Operating Partnership	3,996	4,215
Total equity	981,432	856,926
Total liabilities and equity	$1,660,228	$1,575,394

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Room	$110,777	$118,292	$340,657	$333,431
Other hotel operations revenue	7,559	6,799	22,956	19,985
Total revenues	118,336	125,091	363,613	353,416
Expenses:
Hotel operating expenses:
Room	28,705	29,428	82,959	82,663
Other direct	15,513	17,073	48,596	47,968
Other indirect	29,312	31,893	92,870	92,308
Total hotel operating expenses	73,530	78,394	224,425	222,939
Depreciation and amortization	17,887	15,916	53,715	46,583
Corporate general and administrative	4,388	6,897	14,358	16,775
Hotel property acquisition costs	527	837	2,809	950
Loss on impairment of assets	577	1,115	577	1,115
Total expenses	96,909	103,159	295,884	288,362
Operating income	21,427	21,932	67,729	65,054
Other income (expense):
Interest expense	(6,626)	(8,083)	(21,232)	(22,985)
Gain (loss) on disposal of assets, net	10,491	(1)	49,997	(712)
Other income (expense), net	661	(58)	1,854	727
Total other income (expense)	4,526	(8,142)	30,619	(22,970)
Income from continuing operations before income taxes	25,953	13,790	98,348	42,084
Income tax benefit (expense)	1,245	(184)	(461)	(1,586)
Net income	27,198	13,606	97,887	40,498
Less - Income attributable to Operating Partnership	(115)	(66)	(454)	(220)
Net income attributable to Summit Hotel Properties, Inc.	27,083	13,540	97,433	40,278
Preferred dividends	(4,993)	(4,147)	(13,287)	(12,441)
Net income attributable to common stockholders	$22,090	$9,393	$84,146	$27,837
Earnings per share:
Basic	$0.25	$0.11	$0.97	$0.32
Diluted	$0.25	$0.11	$0.96	$0.32
Weighted average common shares outstanding:
Basic	86,492	85,995	86,428	85,844
Diluted	87,401	87,065	87,319	87,000

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$27,198	$13,606	$97,887	$40,498
Other comprehensive income (loss), net of tax:
Changes in fair value of derivative financial instruments	545	(742)	(102)	(1,038)
Comprehensive income	27,743	12,864	97,785	39,460
Less - Comprehensive income attributable to Operating Partnership	(118)	(60)	(453)	(212)
Comprehensive income attributable to Summit Hotel Properties, Inc.	27,625	12,804	97,332	39,248
Preferred dividends	(4,993)	(4,147)	(13,287)	(12,441)
Comprehensive income attributable to common stockholders	$22,632	$8,657	$84,045	$26,807

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Distributions	Total Stockholders’ Equity	Non-controlling Interests in Operating Partnership	Total Equity
Balance at December 31, 2015	8,400,000	$84	86,793,521	$868	$894,060	$(1,666)	$(40,635)	$852,711	$4,215	$856,926
Net proceeds from sale of preferred stock	3,000,000	30	—	—	72,260	—	—	72,290	—	72,290
Common stock redemption of common units	—	—	61,056	1	510	—	—	511	(511)	—
Dividends paid	—	—	—	—	—	—	(47,328)	(47,328)	(178)	(47,506)
Equity-based compensation	—	—	521,995	5	3,180	—	—	3,185	17	3,202
Other	—	—	(61,622)	(1)	(1,264)	—	—	(1,265)	—	(1,265)
Other comprehensive loss	—	—	—	—	—	(101)	—	(101)	(1)	(102)
Net income	—	—	—	—	—	—	97,433	97,433	454	97,887
Balance at September 30, 2016	11,400,000	$114	87,314,950	$873	$968,746	$(1,767)	$9,470	$977,436	$3,996	$981,432

Balance at December 31, 2014	8,400,000	$84	86,149,720	$861	$888,191	$(1,746)	$(107,779)	$779,611	$5,590	$785,201
Common stock redemption of common units	—	—	172,429	2	1,234	—	—	1,236	(1,236)	—
Dividends paid	—	—	—	—	—	—	(42,865)	(42,865)	(241)	(43,106)
Equity-based compensation	—	—	309,971	3	3,934	—	—	3,937	31	3,968
Other	—	—	(36,385)	—	(738)	—	—	(738)	—	(738)
Other comprehensive loss	—	—	—	—	—	(1,030)	—	(1,030)	(8)	(1,038)
Net income	—	—	—	—	—	—	40,278	40,278	220	40,498
Balance at September 30, 2015	8,400,000	$84	86,595,735	$866	$892,621	$(2,776)	$(110,366)	$780,429	$4,356	$784,785

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$97,887	$40,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,715	46,583
Amortization of deferred financing costs	1,625	1,250
Loss on impairment of assets	577	1,115
Equity-based compensation	3,202	3,968
(Gain) loss on disposal of assets	(49,997)	712
Other	(573)	1,356
Changes in operating assets and liabilities:
Restricted cash - operating	(881)	(2,386)
Trade receivables, net	(5,848)	(4,660)
Prepaid expenses and other	1,109	1,590
Accounts payable	1,215	(2,967)
Accrued expenses and other	10,348	9,313
NET CASH PROVIDED BY OPERATING ACTIVITIES	112,379	96,372
INVESTING ACTIVITIES
Acquisitions of hotel properties	(169,654)	(153,798)
Improvements to hotel properties	(31,098)	(34,432)
Proceeds from asset dispositions, net of closing costs	145,366	121
Funding of real estate loans	(27,500)	(2,634)
Proceeds from repayment or sale of real estate loans	7,814	—
Restricted cash - FF&E reserve	(1,613)	7,877
Escrow deposits for acquisitions	6,446	(17,696)
NET CASH USED IN INVESTING ACTIVITIES	(70,239)	(200,562)
FINANCING ACTIVITIES
Proceeds from issuance of debt	250,000	480,408
Principal payments on debt	(302,546)	(336,901)
Proceeds from preferred stock offering, net	72,290	—
Payment of debt-related financing costs	(1,948)	(2,100)
Dividends paid	(47,506)	(43,106)
Other	(1,265)	(738)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(30,975)	97,563
Net increase (decrease) in cash and cash equivalents	11,165	(6,627)
CASH AND CASH EQUIVALENTS
Beginning of period	29,326	38,581
End of period	$40,491	$31,954
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$19,425	$22,265
Capitalized interest	$—	$76
Cash payments for income taxes, net of refunds	$1,135	$1,022
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

We focus primarily on owning premium-branded, select-service hotels. At September 30, 2016, our portfolio consisted of 80 hotels with a total of 10,751 guestrooms located in 23 states. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our short taxable year ended December 31, 2011. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiary (“TRS”). We indirectly own 100% of the outstanding equity interests in all of our TRS Lessees.

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

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934 (the “Exchange Act”). Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and nine months ended September 30, 2016 may not be indicative of the results that may be expected for the full year of 2016. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our hotel properties and related assets are recorded at cost, less accumulated depreciation. We capitalize the costs of significant additions and improvements that materially upgrade, increase the value or extend the useful life of the property. These costs may include hotel refurbishment, renovation, and remodeling expenditures, as well as certain indirect internal costs related to construction projects. We expense the cost of repairs and maintenance as incurred.

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

On a limited basis, we provide financing to developers of hotel properties for development projects. We evaluate these arrangements to determine if we participate in residual profits of the hotel property through the loan provisions or other agreements. Where we conclude that these arrangements are more appropriately treated as an investment in the hotel property, we reflect the loan as an investment in hotel properties under development in our Condensed Consolidated Balance Sheets. If classified as hotel properties under development, no interest income is recognized on the loan and interest expense is capitalized as part of our investment in the hotel property during the construction period.

We monitor events and changes in circumstances for indicators that the carrying value of a hotel property or land held for development may be impaired. Additionally, we perform at least annual reviews to monitor the factors that could trigger an impairment.  Factors that we consider for an impairment analysis include, among others: i) significant underperformance relative to historical or anticipated operating results, ii) significant changes in the manner of use of a property or the strategy of our overall business, including changes in the estimated holding periods for hotel properties and land parcels, iii) a significant increase in competition, iv) a significant adverse change in legal factors or regulations, and v) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows of the specific property and determine if the carrying amount of the asset is recoverable. If an impairment is identified, we estimate the fair value of the property based on discounted cash flows or sales price if the property is under contract and an adjustment is made to reduce the carrying value of the property to its estimated fair value.

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

Variable Interest Entities

We consolidate variable interest entities (each a “VIE”) if we determine that we are the primary beneficiary of the entity.  When evaluating the accounting for a VIE, we consider the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our decision-making role, if any, in those activities that significantly determine the entity’s economic performance relative to other economic interest holders.  We determine our rights, if any, to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE by considering the economic interest in the entity, regardless of form, which may include debt, equity, management and servicing fees, or other contractual arrangements.  We consider other relevant factors including each entity’s capital structure, contractual rights to earnings or obligations for losses, subordination of our interests relative to those of other investors, contingent payments, and other contractual arrangements that may be economically significant.

Additionally, we have in the past and may in the future enter into purchase and sale transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (“IRC”), for the exchange of like-kind property to defer taxable gains on the sale of real estate properties (“1031 Exchange”).  For reverse transactions under a 1031 Exchange in which we purchase a new property prior to selling the property to be matched in the like-kind exchange (we refer to a new property being acquired by us in the 1031 Exchange prior to the sale of the related property as a “Parked Asset”), legal title to the Parked Asset is held by a qualified intermediary engaged to execute the 1031 Exchange until the sale transaction and the 1031 Exchange is completed.  We retain essentially all of the legal and economic benefits and obligations related to the Parked Assets prior to completion of the 1031 Exchanges.   As such, the Parked Assets are included in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations as a VIE until legal title is transferred to us upon completion of the 1031 Exchange.

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

New Accounting Standards

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized in net income for the period. ASU No. 2016-01 is effective for our fiscal year commencing on January 1, 2018. We do not anticipate that the adoption of ASU No. 2016-01 will have a material effect on our consolidated financial position or our consolidated results of operations.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. ASU No. 2016-15 is effective for our fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively where practical and early adoption is permitted. We have not yet selected a transition date. We do not anticipate that the adoption of ASU No. 2016-15 will have a material effect on our consolidated financial position or our consolidated results of operations.

NOTE 3 - INVESTMENT IN HOTEL PROPERTIES, NET

Investment in Hotel Properties, net

Investment in hotel properties, net at September 30, 2016 and December 31, 2015 is as follows (in thousands):

	September 30, 2016	December 31, 2015
Land	$173,028	$149,996
Hotel buildings and improvements	1,363,232	1,222,017
Construction in progress	17,926	6,555
Furniture, fixtures and equipment	126,287	123,332
	1,680,473	1,501,900
Less accumulated depreciation	(209,724)	(168,493)
	$1,470,749	$1,333,407

Assets Held for Sale

Assets held for sale at September 30, 2016 and December 31, 2015 include the following (in thousands):

	September 30, 2016	December 31, 2015
Land	$10,907	$24,250
Hotel buildings and improvements	44,683	97,249
Furniture, fixtures and equipment	6,628	10,906
Franchise fees and other	395	733
	$62,613	$133,138

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

On February 11, 2016, we completed the sale of six hotels to ARCH for an aggregate purchase price of $108.3 million. We provided seller-financing (as described below) to ARCH of $20.0 million to consummate the transaction. The proceeds from the sale were used to complete certain reverse 1031 Exchanges.  The hotels acquired by us to complete the reverse 1031 Exchanges included the 179-guestroom Courtyard by Marriott in Atlanta (Decatur), GA on October 20, 2015 for a purchase price of $44.0 million and the 226-guestroom Courtyard by Marriott in the West End of Nashville, TN on January 19, 2016 for a purchase price of $71.0 million.  The completion of the reverse 1031 Exchanges resulted in the deferral of taxable gains for tax purposes of approximately $74.0 million and the pay-down of our unsecured revolving credit facility by $105.0 million. Additionally, we repaid a mortgage loan totaling $5.8 million related to the assets sold to ARCH. The sale to ARCH resulted in a $56.8 million gain, of which $20.0 million was initially deferred related to the seller financing. Through September 30, 2016, we have recognized as income $5.0 million of the deferred gain upon receipt of scheduled repayments of the principal balance of the loan from ARCH.

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

The Reinstatement Agreement required the New ARCH Purchaser to deposit non-refundable earnest money in the amount of $7.5 million (the “New Deposit”) with an escrow agent to support the closing of the Reinstated Hotels.  The New Deposit is non-refundable to the New ARCH Purchaser except in limited circumstances.  The prior earnest money deposit in the amount of $9.1 million that was retained by us in connection with the termination of the Terminated Purchase Agreement will not be credited to the New ARCH Purchaser against the purchase price for the Reinstated Hotels, and the purchase price remains the same.  The closing of the sale of the Reinstated Hotels is scheduled to occur on or before December 30, 2016 (the “New Closing Date”), or at such later date as the closing may be adjourned or extended in accordance with the express terms of the Reinstatement Agreement.  If the closing of the Reinstated Hotels does not occur as required by the Reinstatement Agreement, then the New ARCH Purchaser will forfeit the New Deposit to us as liquidated damages.

Prior to the New Closing Date, we have the right to continue to market and ultimately sell, without the consent of the New ARCH Purchaser, any or all of the Reinstated Hotels to bona fide third-party purchasers that are not affiliates of ours.  If we sell some, but not all of the Reinstated Hotels to bona fide third-party purchasers, then the purchase price to be paid by the New ARCH Purchaser for the remaining Reinstated Hotels will be reduced, but the New Deposit will remain with the escrow agent except in limited circumstances. We are actively marketing the Reinstated Hotels to other potential buyers and if the closing of the Reinstated Hotels does not occur as required by the Reinstatement Agreement, we will continue to market the Reinstated Hotels to other potential buyers. During the nine months ended September 30, 2016, we completed the sale of two of the Reinstated Hotels to purchasers that are unrelated to the New ARCH Purchaser. Accordingly, the $89.1 million selling price of the Reinstated Hotels will be reduced as provided above.

On February 11, 2016, the Operating Partnership entered into a loan agreement with ARCH, as borrower, which provides for a loan by the Operating Partnership to ARCH in the amount of $27.5 million (the “Loan”).  The proceeds of the Loan were required to be applied by ARCH as follows: (i) $20.0 million was applied toward the payment of a portion of the $108.3 million purchase price for the six hotels containing 707 guestrooms, which were acquired by ARCH on February 11, 2016 as part of the ARCH Sale; and (ii) the remaining $7.5 million was applied by ARCH to fund the New Deposit under the Reinstated Purchase Agreement. The Loan is recorded net of deferred gains in Investment in Real Estate Loans, net on our Condensed Consolidated Balance Sheet at September 30, 2016.

The entire principal amount of the Loan, and any accrued and unpaid interest, will be due and payable on February 11, 2017 (the “Maturity Date”), unless extended pursuant to the Loan agreement. During the nine months ended September 30, 2016, ARCH made scheduled principal payments of $5.0 million (“Amortization Payments”). The Loan may be prepaid in whole or in part at any time by ARCH, without payment of any penalty or premium.  ARCH may extend the maturity date of the Loan under certain conditions by up to two years pursuant to two one-year extension options (each an “Extension Option”).

Interest will accrue on the unpaid principal balance of the Loan at a rate of 13.0% per annum from the date of the Loan to the initial Maturity Date, 14.0% per annum during the first extension period and 15.0% per annum during the second extension period.  An amount equal to 9.0% per annum is to be paid monthly (the "Monthly Interest").  The remaining 4.0%, 5.0% and 6.0%, as the case may be, will accrue and be compounded monthly (the “PIK”).  The PIK must be paid to exercise any Extension Option, otherwise the PIK is payable at the initial Maturity Date.  The PIK may be paid in cash prior to the initial Maturity Date, or any extension thereof. We will recognize the PIK as payments are received from ARCH. ARCH is current with respect to the payment of the Amortization Payments and Monthly Interest.

In addition to the hotel properties related to the ARCH Agreements noted above, Assets Held for Sale at December 31, 2015 included land parcels in Spokane, WA, Fort Myers, FL and Flagstaff, AZ, which were being actively marketed for sale. Subsequent to December 31, 2015, the land in Fort Myers, FL has been reclassified from Assets Held for Sale to Investment in Hotel Properties, net as during the nine months ended September 30, 2016 we decided that we would not sell the land parcel separately from the adjacent hotel property.

Other Dispositions

On May 13, 2016, we completed the sale of the Holiday Inn Express & Suites in Irving (Las Colinas), TX for $10.5 million. On June 1, 2016, we completed the sale of the Aloft in Jacksonville, FL for $8.6 million. On June 7, 2016, we completed the sale of the Holiday Inn Express in Vernon Hills, IL for $5.9 million. The proceeds from the sale of these properties were used to complete certain reverse 1031 Exchanges. The hotel acquired by us to complete the reverse 1031 Exchange was the 160-guestroom Residence Inn by Marriott in Atlanta, GA on January 20, 2016 for a purchase price of $38.0 million. The completion of the reverse 1031 Exchange resulted in the deferral of taxable gains of approximately $5.1 million.

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

On April 15, 2016, we completed the sale of the reacquired Emporia Property to a third party purchaser that was unrelated to the prior owner. On May 18, 2016, we completed the sale of the first and second lien notes related to the remaining Emporia Property to the same purchaser. The aggregate selling price of the Emporia assets was approximately $4.5 million. As a result of the foreclosure activities and the sale of the notes, we have no further interest in either Emporia Property.

On July 6, 2016, we completed the sale of the Hyatt Place in Irving (Las Colinas), TX for $14.0 million. The proceeds from the sale of this property will be used to complete certain 1031 Exchanges.

The sale of these four properties during the nine months ended September 30, 2016 resulted in the realization of a net gain of $8.1 million.

Loss on Impairment of Assets

At September 30, 2016, we were under contract to sell the Courtyard by Marriott in El Paso, TX for $11.0 million. We recorded a loss on impairment of assets of $0.6 million related to this transaction during the three months ended September 30, 2016. This hotel is one of the eight remaining Reinstated Hotels and is being sold to a third party that is unrelated to ARCH.

During the three months ended September 30, 2015, we determined that the value of land parcels in San Antonio, TX, Fort Myers, FL and Flagstaff, AZ were impaired based on market conditions.  As such, we recognized a loss on impairment of assets of $1.1 million in our Condensed Consolidated Statement of Operations during the three months ended September 30, 2015.

Hotel Property Acquisitions

On August 9, 2016, we completed the purchase of the 157-guestroom Marriott in Boulder, CO for $61.4 million. Legal title was temporarily held by a qualified intermediary (the "QI") engaged to execute a 1031 Exchange and title to the property was transferred to us in October 2016.  We retain essentially all of the legal and economic benefits and obligations related to the property.  As such, the carrying amount and operating results of the hotel are included in our condensed consolidated financial statements as a VIE until legal title was transferred to us in October 2016.

A summary of the hotel properties acquired during the nine months ended September 30, 2016 and 2015 is as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Purchase Price
For the nine months ended September 30, 2016
January 19, 2016	Courtyard by Marriott	Nashville, TN	$71,000
January 20, 2016	Residence Inn by Marriott	Atlanta, GA	38,000
August 9, 2016	Marriott	Boulder, CO	61,400
			$170,400	(1)
For the nine months ended September 30, 2015
April 13, 2015	Hampton Inn & Suites	Minneapolis, MN	$38,951
June 18, 2015	Hampton Inn	Boston (Norwood), MA	24,000
June 30, 2015	Hotel Indigo	Asheville, NC	35,000
July 24, 2015	Residence Inn by Marriott	Branchburg, NJ	25,700
July 24, 2015	Residence Inn by Marriott	Hunt Valley, MD	31,100
			$154,751	(2)

(1) The net assets acquired totaled $169.7 million due to the assumption at settlement of $0.7 million of net liabilities.

(2)	The net assets acquired totaled $155.1 million due to the purchase at settlement of $0.3 million of net working capital assets.

The hotel properties were acquired in 2016 using the net proceeds from our Series D cumulative redeemable preferred stock offering (See "Note 6 - Equity"), advances on our senior unsecured credit facility (See "Note 4 - Debt"), cash generated by the sale of properties and operating cash flows. The hotel properties were acquired in 2015 using advances on our senior unsecured credit facility, cash generated by the sale of properties and operating cash flows.

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

	For the Nine Months Ended September 30,
	2016		2015
Land	$23,288		$9,975
Hotel buildings and improvements	143,856		134,109
Furniture, fixtures and equipment	2,948		13,690
Other assets	946	(1)	700	(2)
Total assets acquired	171,038		158,474
Less - lease liability assumed	—		(3,250)
Less - other liabilities assumed	(1,384)	(1)	(160)	(2)
Net assets acquired	$169,654		$155,064

(1) The net assets acquired totaled $169.7 million due to the assumption at settlement of $0.7 million of net liabilities.

(2)	The net assets acquired totaled $155.1 million due to the purchase at settlement of $0.3 million of net working capital assets.

Total revenues and net income for hotel properties acquired in the nine months ended September 30, 2016 and 2015, which are included in our Condensed Consolidated Statements of Operations, are as follows (in thousands):

	2016 Acquisitions	2015 Acquisitions		2016 Acquisitions	2015 Acquisitions
	For the	For the		For the	For the
	Three Months Ended September 30,	Three Months Ended September 30,		Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2016	2015	2016	2016	2015
Revenues	$8,071	$10,075	$8,936	$18,582	$25,575	$10,848
Net income	$2,568	$2,357	$1,636	$5,284	$2,450	$1,826

The results of operations of acquired hotel properties are included in the Condensed Consolidated Statements of Operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information presents the results of operations as if all acquisitions in 2016 and 2015 had taken place on January 1, 2015 and all dispositions had occurred prior to that date. Additionally, the unaudited condensed pro forma information excludes the operating results from discontinued operations and disposed properties that were not classified as discontinued operations after the adoption of ASU No. 2014-08 on January 1, 2015. The unaudited condensed pro forma financial information is for comparative purposes only and is not necessarily indicative of what actual results of operations would have been had the hotel acquisitions and dispositions taken place on or before January 1, 2015. The pro forma amounts exclude the $10.5 million and $50.0 million gain on the sale of hotel properties during the three and nine months ended September 30, 2016, respectively. This information does not purport to be indicative of or represent results of operations for future periods.

The unaudited condensed pro forma financial information for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands, except per share):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016 (1)	2015	2016 (1)	2015
	(unaudited)		(unaudited)
Revenues	$119,861	$117,621	$363,148	$345,891
Income from hotel operations	$45,401	$44,336	$140,232	$130,532
Net income before taxes	$16,227	$10,604	$51,091	$42,872
Net income	$17,472	$10,420	$50,630	$41,286
Net income attributable to common stockholders, net of amount allocated to participating securities	$12,367	$6,200	$37,016	$28,529
Basic net income per share attributable to common stockholders	$0.14	$0.07	$0.43	$0.33
Diluted net income per share attributable to common stockholders	$0.14	$0.07	$0.42	$0.33

(1) The pro forma amounts exclude the $10.5 million and $50.0 million gain on the sale of hotel properties during the three and nine months ended September 30, 2016, respectively.

NOTE 4 - DEBT

At September 30, 2016, our indebtedness is comprised of borrowings under a $450.0 million senior unsecured credit facility, the 2015 Term Loan (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. At December 31, 2015, our indebtedness was comprised of borrowings under the former $300.0 million senior unsecured credit facility, the 2015 Term Loan, and indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivative, for all borrowings was 3.67% at September 30, 2016 and 3.90% at December 31, 2015.

Debt, net of debt issuance costs, is as follows (in thousands):

	September 30, 2016	December 31, 2015
Revolving debt	$15,000	$95,000
Term loans	290,000	215,000
Mortgage loans	319,550	367,096
	624,550	677,096
Unamortized debt issuance costs	(5,658)	(5,560)
Debt, net of debt issuance costs	$618,892	$671,536

Our total fixed-rate and variable-rate debt, after giving effect to our interest rate derivative, is as follows (in thousands):

	September 30, 2016	December 31, 2015
Fixed-rate debt	$361,666	$402,673
Variable-rate debt	262,884	274,423
	$624,550	$677,096

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Fixed-rate debt	$286,666	$290,568	$327,673	$321,841	Level 2 - Market approach

At September 30, 2016 and December 31, 2015, we had $75.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value.  Differences between the carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to "Note 5 — Derivative Financial Instruments and Hedging."

Former $300 Million Senior Unsecured Credit Facility

At December 31, 2015, we had a $300.0 million senior unsecured credit facility. The senior unsecured credit facility was comprised of a $225.0 million revolving credit facility (the “$225 Million Revolver”) and a $75.0 million term loan. At December 31, 2015, the maximum amount of borrowing permitted under the senior unsecured credit facility was $300.0 million, of which we had borrowed $170.0 million and $130.0 million was available to borrow. The $300.0 million senior unsecured credit facility was replaced by the $450.0 million senior unsecured credit facility as described below. The outstanding principal balance of $170.0 million on the former $300.0 million senior unsecured credit facility was transferred to the $450.0 million senior unsecured credit facility and the former $300.0 million senior unsecured credit facility was paid off in full and terminated.

$450 Million Senior Unsecured Credit Facility

On January 15, 2016, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $450.0 million senior unsecured facility (the “2016 Unsecured Credit Facility”). The 2016 Unsecured Credit Facility is comprised of a $300.0 million revolving credit facility (the “$300 Million Revolver”) and a $150.0 million term loan (the “$150 Million Term Loan”). At September 30, 2016, the maximum amount of borrowing provided by the 2016 Unsecured Credit Facility was $450.0 million, of which we had $165.0 million borrowed and $285.0 million available to borrow.

The 2016 Unsecured Credit Facility has an accordion feature which will allow the Company to increase the total commitments by an aggregate of up to $150.0 million.  The $300 Million Revolver will mature on March 31, 2020 and can be extended to March 31, 2021 at the Company’s option, subject to certain conditions. The $150 Million Term Loan will mature on March 31, 2021.

The Company pays interest on revolving credit advances at varying rates based upon, at the Company’s option, either (i) 1, 2, 3, or 6-month LIBOR, plus a LIBOR margin between 1.50% and 2.25%, depending upon the Company’s leverage ratio (as defined in the 2016 Unsecured Credit Facility agreement), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin between 0.50% and 1.25%, depending upon the Company’s leverage ratio.  The interest rate at September 30, 2016 was 2.03%.

Financial and Other Covenants. We are required to comply with a series of financial and other covenants to borrow under this credit facility. At September 30, 2016, we were in compliance with all required covenants.

Unencumbered Assets. The 2016 Unsecured Credit Facility is unsecured.  However, borrowings under the 2016 Unsecured Credit Facility are limited by the value of hotel assets that qualify as unencumbered assets. At September 30, 2016, the Company had 46 unencumbered hotel properties supporting the 2016 Unsecured Credit Facility.

An interest rate swap entered into on September 5, 2013 with a notional value of $75.0 million, an effective date of January 2, 2014 and a maturity date of October 10, 2018 remains outstanding.  This interest rate swap was designated as a cash flow hedge and effectively fixes LIBOR at 2.04% and the interest rate on borrowings under a portion of the $150 Million Term Loan to a fixed rate of 3.49%.

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

At closing, we were advanced the full $125.0 million amount of the 2015 Term Loan and on April 21, 2015, we were advanced the $15.0 million exercised on the accordion. All proceeds were used to pay down the principal balance of our $225 million revolver provided under the former $300.0 million senior unsecured credit facility.  We pay interest on advances equal to the sum of LIBOR or the administrative agent’s prime rate and the applicable margin. We are currently paying interest at 2.33% based on LIBOR at September 30, 2016.

Borrowings under the 2015 Term Loan are limited by the value of hotel assets that qualify as unencumbered assets. As of September 30, 2016, 46 of our hotel properties qualified as, and are deemed to be, unencumbered assets supporting the 2015 Term Loan.

Term Loans

At September 30, 2016, we had $609.6 million in secured and unsecured term loans outstanding (including the $150 Million Term Loan and the 2015 Term Loan described above).  Term loans totaling $319.6 million are secured primarily by first mortgage liens on certain hotel properties.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at September 30, 2016 and December 31, 2015 is as follows (dollars in thousands):

	September 30, 2016			December 31, 2015
	Number of Instruments	Notional Amount	Fair Value	Number of Instruments	Notional Amount	Fair Value
Interest rate swaps (liability)	1	$75,000	$(1,913)	1	$75,000	$(1,811)
	1	$75,000	$(1,913)	1	$75,000	$(1,811)

Our interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At September 30, 2016 and December 31, 2015, our remaining interest rate swap was in a liability position. The interest rate swap expires on October 1, 2018. We are not required to post any collateral related to this agreement and are not in breach of any financial provisions of the agreement.

The table below details the presentation in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Gain (loss) recognized in accumulated other comprehensive income on derivative financial instruments (effective portion)	$248	$(1,168)	$(1,008)	$(2,314)
Loss reclassified from accumulated other comprehensive income to interest expense (effective portion)	$(297)	$(426)	$(906)	$(1,276)
Gain (loss) recognized in Other Expense (ineffective portion)	$19	$—	$—	$(1)

Amounts reported in accumulated other comprehensive income related to derivative financial instruments will be reclassified to interest expense as interest payments are made on the hedged variable-rate debt. In the next twelve months, we estimate that an additional $1.0 million will be reclassified from Other Comprehensive Income and recorded as an increase to interest expense.

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

Changes in common stock during the nine months ended September 30, 2016 and 2015 were as follows:

	For the Nine Months Ended September 30,
	2016	2015
Beginning common shares outstanding	86,793,521	86,149,720
Grants under the Equity Plan	446,686	320,845
Common Unit redemptions	61,056	172,429
Exercise of stock options	37,684	—
Annual grants to independent directors	32,180	30,440
Common stock issued for director fees	5,851	4,716
Forfeitures	(406)	(46,030)
Shares retained for employee tax withholding requirements	(61,622)	(36,385)
Ending common shares outstanding	87,314,950	86,595,735

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

On October 28, 2016, the Company paid $50.7 million to redeem all 2,000,000 of its outstanding Series A preferred shares at a redemption price of $25 per share plus accrued and unpaid dividends.

The Company's preferred shares (collectively, “Preferred Shares”) rank senior to our common stock and on parity with each other with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Preferred Shares do not have any maturity date and are not subject to mandatory redemption or sinking fund requirements. The Company may not redeem the Series B preferred shares, Series C preferred shares or Series D preferred shares prior to December 11, 2017, March 20, 2018, and June 28, 2021, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or in connection with certain changes in control. After those dates, the Company may, at its option, redeem the applicable Preferred Shares, in whole or from time to time in part, by payment of $25 per share, plus any accumulated, accrued and unpaid distributions up to, but not including, the date of redemption. If the Company does not exercise its rights to redeem the Preferred Shares upon certain changes in control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each Series B preferred share is 5.6497 shares of common stock, each Series C preferred share is 5.1440 shares of common stock, and each Series D preferred share is 3.9216 shares of common stock, all subject to certain adjustments.

The Company pays dividends at an annual rate of $1.96875 for each Series B preferred share, $1.78125 for each Series C preferred share, and $1.6125 for each Series D preferred share. Dividend payments are made quarterly in arrears on or about the last day of February, May, August and November of each year.

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

 At September 30, 2016 and December 31, 2015, unaffiliated third parties owned 454,965 and 516,021 Common Units of the Operating Partnership, respectively, representing less than a 1% limited partnership interest in the Operating Partnership for each period.

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

Leasehold Venture

At December 31, 2015, we owned a majority interest in a joint venture that owned a fee simple interest in a hotel property and we also owned a minority interest in a related joint venture (“Leasehold Venture”) that held a leasehold interest in the property. On June 30, 2016, our joint venture partner in the Leasehold Venture exercised a put option to sell its joint venture interest in the Leasehold Venture to us for $0.4 million. We finalized the transaction in July 2016 and we now own 100% of the fee simple interest and leasehold interest in the hotel property effective July 31, 2016.

NOTE 7 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at September 30, 2016 using
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$—	$1,913	$—	$1,913

	Fair Value Measurements at December 31, 2015 using
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$—	$1,811	$—	$1,811

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Restricted Cash

The Company maintains reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at our hotel properties in accordance with management, franchise or mortgage loan agreements. These agreements generally require us to reserve cash ranging from 3% to 5% of the revenues of the individual hotel in restricted cash escrow accounts. Any unused restricted cash balances revert to us upon the termination of the underlying agreement or may be released to us from the restricted cash escrow accounts upon proof of expenditures and approval from the lender or other party requiring the restricted cash reserves. At September 30, 2016 and December 31, 2015, approximately $25.6 million and $23.1 million, respectively, was available in restricted cash reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at our hotel properties.

Ground Leases

We lease land for one hotel property in Duluth, GA under the terms of an operating ground lease agreement expiring April 1, 2069. We have two prepaid land leases for two hotel properties in Portland, OR which expire in June of 2084 and have a remaining prepaid balance of approximately $3.3 million at both September 30, 2016 and December 31, 2015.  We have one option to extend these leases for an additional 14 years. We lease land for one hotel property in Houston (Galleria Area), TX under the terms of an operating ground lease agreement with an initial termination date of April 20, 2053 and one option to extend for an additional 10 years.  We lease land for one hotel property in Austin, TX with an initial lease termination date of May 31, 2050.  We lease land for one hotel property in Baltimore (Hunt Valley), MD with a lease termination date of December 31, 2019 and twelve remaining options to extend for five additional years per extension.   Total rent expense for each of the three months ended September 30, 2016 and 2015 was $0.4 million. Total rent expense for the nine months ended September 30, 2016 and 2015 was $1.2 million and $1.0 million, respectively.

In addition, we lease land for one hotel property in Garden City, NY under a PILOT (payment in lieu of taxes) lease. We pay a reduced amount of property tax each year of the lease as rent. The lease expires on December 31, 2019. Upon expiration of the lease, we expect to exercise our right to acquire a fee simple interest in the hotel for a nominal consideration.

Franchise Agreements

All of our hotel properties operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 20 years with various extension provisions. Each franchisor receives franchise fees ranging from 2% to 6% of each hotel property’s room revenue, and some agreements require that we pay marketing fees of up to 4% of room revenue. In addition, some of these franchise agreements require that we deposit into a reserve fund for capital expenditures up to 5% of the hotel property’s gross or room revenues depending on the franchisor. We also pay fees to our franchisors for services such as reservation and information systems. During the three months ended September 30, 2016 and 2015, we expensed fees related to our franchise agreements of $9.3 million and $10.4 million, respectively. During the nine months ended September 30, 2016 and 2015, we expensed fees related to our franchise agreements of $28.3 million and $28.8 million, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various professional third-party management companies. The terms of our management agreements range from three to twenty-five years with various extension provisions. Each management company receives a base management fee, generally a percentage of total hotel property revenues. In some cases there are also monthly fees for certain services, such as accounting, based on the number of guestrooms. Generally there are also incentive fees based on attaining certain financial thresholds. Management fee expenses for the three months ended September 30, 2016 and 2015 were $4.2 million and $4.9 million, respectively. Management fee expenses for the nine months ended September 30, 2016 and 2015 were $14.9 million and $14.8 million, respectively.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business; however, there are currently no pending legal actions that we believe would have a material adverse effect on our financial condition or results of operations.

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

Stock Options Granted Under our Equity Plan

During the three months ended September 30, 2016, we completed a net issuance of 37,684 shares of common stock upon the cashless exercise of outstanding stock options with an exercise price of $9.75 per share. As of September 30, 2016, the number of stock options outstanding and exercisable totaled 235,000 with a weighted average exercise price of $9.75 per share, weighted average contractual term of 4.4 years and an aggregate intrinsic value of $0.8 million.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

On February 24, 2016, we granted time-based restricted stock awards for 22,010 shares of common stock to certain of our non-executive employees. The awards vest over a four-year period based on continued service (20% on March 9, 2017, 2018 and 2019, and 40% on March 9, 2020).  On March 8, 2016, we granted time-based restricted stock awards for 169,707 shares of common stock to our executive officers. The awards vest 25% on March 9, 2017, 25% on March 9, 2018 and 50% on March 9, 2019, based on continuous service through the vesting dates or in certain circumstances upon a change in control. On September 2, 2016, we granted time-based restricted stock awards for 406 shares of common stock to certain of our non-executive employees. The awards vest over a four-year period based on continued service (20% on September 3, 2017, 2018 and 2019, and 40% on September 3, 2020).

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

The following table summarizes time-based restricted stock award activity under the Equity Plan for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested December 31, 2015	250,011	$12.03	$2,988
Granted	192,123	11.36
Vested	(82,869)	11.06
Forfeited	(406)	10.27
Outstanding at September 30, 2016	358,859	$11.90	$4,723

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

On March 8, 2016, we granted performance-based restricted stock awards for 254,563 shares of common stock to our executive officers. Our performance-based restricted stock awards are market-based awards and are accounted for based on the fair value of our common stock on the grant date. The fair value of the performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model. These awards generally vest based on our percentile ranking within the SNL U.S. REIT Hotel Index at the end of the period beginning on March 8, 2016 and ending on the earlier of March 8, 2019 or upon a change in control.  The awards require continued service during the measurement period and are subject to the other conditions described in the Equity Plan or award document.

On March 3, 2015, we granted performance-based restricted stock awards for 154,505 shares of common stock to certain of our executive officers. The fair value of the performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model. These awards vest based on our percentile ranking within the SNL U.S. REIT Hotel Index at the end of the period beginning on January 1, 2015 and ending on the earlier of December 31, 2017, or upon a change in control.  The awards require continued service during the measurement period and are subject to the other conditions described in the Equity Plan or award document.

The number of shares the executive officers may earn under these awards range from zero shares to twice the number of shares granted based on our percentile ranking within the index at the end of the measurement period. In addition, a portion of the performance-based shares may be earned based on the Company's absolute total shareholder return calculated during the performance period. The holders of these grants have the right to vote the granted shares of common stock and any dividends declared will be accumulated and will be subject to the same vesting conditions as the awards.  Further, if additional shares are earned based on our percentile ranking within the index, dividend payments will be issued as if the additional shares had been held throughout the measurement period.

The following table summarizes performance-based restricted stock activity under the Equity Plan for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested December 31, 2015	308,367	$12.95	$3,685
Granted	254,563	13.77
Vested	(113,903)	7.10
Forfeited	—	—
Outstanding at September 30, 2016	449,027	$14.90	$5,909

(1) The amounts included in this column represent the expected future value of the performance-based restricted stock awards calculated using the Monte Carlo simulation valuation model.

Director Stock Awards Made Pursuant to Our Equity Plan

Our non-employee directors have the option to receive shares of our common stock in lieu of cash for their director fees. During the nine months ended September 30, 2016, we issued 5,851 shares of our common stock in lieu of cash for director fees and we made an annual grant of 32,180 shares of common stock to our independent directors.  The fair value of director stock awards is calculated based on the market value of our common stock on the date of grant.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate General and Administrative expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$—	$256	$55	$551
Time-based restricted stock	419	820	1,176	1,396
Performance-based restricted stock	576	864	1,532	1,568
Director stock	25	20	439	453
	$1,020	$1,960	$3,202	$3,968

We recognize equity-based compensation expense ratably over the vesting period of the equity awards granted. Unrecognized equity-based compensation expense for all non-vested awards was $7.1 million at September 30, 2016 as follows (in thousands):

	Total	2016	2017	2018	2019	2020
Time-based restricted stock	$2,920	$420	$1,506	$819	$165	$10
Performance-based restricted stock	4,130	575	2,192	1,168	195	—
	$7,050	$995	$3,698	$1,987	$360	$10

NOTE 10 - INCOME TAXES

Income taxes for the interim periods presented have been included in our Condensed Consolidated Financial Statements on the basis of an estimated annual effective tax rate. We update our estimate of the annual effective tax rate each quarter and make a cumulative adjustment if our estimated tax rate changes.

Our effective tax rate is affected by the mix of earnings and losses by taxing jurisdictions. Our earnings, other than in our TRS, are not generally subject to federal and state corporate income taxes due to our REIT election, provided that we distribute 100% of our taxable income to our shareholders. However, there are a limited number of local and state jurisdictions that tax the taxable income of the Operating Partnership. Accordingly, we provide for income taxes in these jurisdictions for the Operating Partnership.

For the three months ended September 30, 2016 and 2015, we recorded an income tax provision (benefit) attributable to continuing operations of $(1.2) million and $0.2 million, respectively and $0.5 million and $1.6 million, respectively, for the nine months ended September 30, 2016 and 2015.

We had no unrecognized tax benefits at September 30, 2016. We expect no significant changes in unrecognized tax benefits within the next year.

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

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$27,198	$13,606	$97,887	$40,498
Less: Preferred dividends	(4,993)	(4,147)	(13,287)	(12,441)
Allocation to participating securities	(47)	(29)	(127)	(89)
Attributable to non-controlling interest	(115)	(66)	(454)	(220)
Net income attributable to common stockholders, net of amount allocated to participating securities	$22,043	$9,364	$84,019	$27,748
Denominator:
Weighted average common shares outstanding - basic	86,492	85,995	86,428	85,844
Dilutive effect of equity-based compensation awards	909	1,070	891	1,156
Weighted average common shares outstanding - diluted	87,401	87,065	87,319	87,000
Earnings per share:
Basic	$0.25	$0.11	$0.97	$0.32
Diluted	$0.25	$0.11	$0.96	$0.32

All outstanding stock options were included in the computation of diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 due to their dilutive effect.

NOTE 12 - SUBSEQUENT EVENTS

Equity Transactions

On October 3, 2016, 39,014 Common Units were tendered for redemption and were redeemed for an equivalent number of shares of our common stock.

On October 28, 2016, the Company paid $50.7 million to redeem all 2,000,000 of its outstanding Series A preferred shares at a redemption price of $25 per share plus accrued and unpaid dividends.

Acquisitions

On October 28, 2016, we acquired the 206-guestroom Hyatt Place in Chicago, IL for $73.8 million. This hotel was acquired in anticipation of completing reverse 1031 Exchanges with certain of the Reinstated Hotels. As such, legal title is held by a QI engaged to execute the 1031 Exchanges and hold title until the 1031 Exchanges are completed.

Dividends

On October 31, 2016, our Board of Directors declared cash dividends of $0.1625 per share of common stock, $0.4921875 per share of 7.875% Series B Cumulative Redeemable Preferred Stock, $0.4453125 per share of 7.125% Series C Cumulative Redeemable Preferred Stock and $0.403125 per share of 6.45% Series D Cumulative Redeemable Preferred Stock. These dividends are payable on November 30, 2016 to stockholders of record on November 16, 2016.

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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus primarily on owning premium-branded, select-service hotels. At September 30, 2016, our portfolio consisted of 80 hotels with a total of 10,751 guestrooms located in 23 states. Except for seven hotels, six of which are subject to ground leases and one of which is subject to a PILOT (payment in lieu of taxes) lease, we own our hotels in fee simple. Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

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

Management Company	Number of Properties	Number of Guestrooms
Interstate Management Company, LLC and its affiliate Noble Management Group, LLC	40	4,874
Select Hotels Group, LLC	12	1,681
InterMountain Management, LLC and its affiliate, Pillar Hotels and Resorts, LP	7	723
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott	6	973
White Lodging Services Corporation	4	791
Kana Hotels, Inc.	3	315
Affiliates of IHG including IHG Management (Maryland) LLC and Intercontinental Hotel Group Resources, Inc.	2	395
American Liberty Hospitality, Inc.	2	372
OTO Development, LLC	2	260
Stonebridge Realty Advisors, Inc.	2	367
Total	80	10,751

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

Our revenues are derived from hotel operations and consist of room revenue and other hotel operations revenue. As a result of our focus on select-service hotels, substantially all of our revenues are related to the sales of hotel guestrooms. Our other hotel operations revenues consist of ancillary revenues related to food and beverage sales, meeting room rentals and other billable guest services provided at our hotel properties.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to macroeconomic trends. Key drivers of demand include growth in GDP, corporate profits, capital investments and employment. The recent volatility of the economy and lodging industry and the risk that global and domestic economic conditions may cause economic growth to slow or stall, could adversely affect industry growth expectations. Also, increasing supply in our markets may reduce growth expectations.

The U.S. lodging industry experienced a positive trend through 2015 that we expect to continue at a slower pace through 2016. According to a report prepared in August 2016 by PricewaterhouseCoopers, LLP, U.S. RevPAR growth for Upscale hotels for 2016 is forecasted at 2.5%.

Our Hotel Property Portfolio

At September 30, 2016, our hotel property portfolio consisted of 80 hotels with a total of 10,751 guestrooms. According to the current chain scales published by Smith Travel Research, one of our hotel properties with 157 guestrooms is categorized as an Upper-upscale hotel, 59 of our hotel properties with 8,155 guestrooms are categorized as Upscale hotels, and 20 of our hotel properties with 2,439 guestrooms are categorized as Upper-midscale hotels. Information for our hotel properties by franchisor as of September 30, 2016 is as follows:

Franchise/Brand	Number of Hotel Properties	Number of Guestrooms
Marriott/Starwood (1)
Courtyard by Marriott	12	1,903
Fairfield Inn & Suites by Marriott	3	290
FourPoints by Sheraton	1	101
Marriott	1	157
Residence Inn by Marriott	9	1,109
SpringHill Suites by Marriott	6	874
Total Marriott/Starwood	32	4,434
Hilton
DoubleTree by Hilton	1	210
Hampton Inn	3	327
Hampton Inn & Suites	8	1,116
Hilton Garden Inn	9	1,146
Homewood Suites	1	91
Total Hilton	22	2,890
Hyatt
Hyatt House	2	291
Hyatt Place	15	2,102
Total Hyatt	17	2,393
IHG
Holiday Inn	1	143
Holiday Inn Express	1	66
Holiday Inn Express & Suites	3	433
Hotel Indigo	1	115
Staybridge Suites	2	213
Total IHG	8	970
Carlson
Country Inn & Suites by Carlson	1	64
Total	80	10,751

(1) On September 23, 2016, Marriott completed its previously announced acquisition of Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”). As a result of the transaction, Starwood became an indirect, wholly owned subsidiary of Marriott.

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

Dispositions to Affiliates of ARCH

On February 11, 2016, we completed the sale of six hotels to affiliates of American Realty Capital Hospitality Trust, Inc. ("ARCH") for an aggregate selling price of $108.3 million. We provided seller-financing to ARCH of $20.0 million to consummate the transaction (See "Note 3 - Investment in Hotel Properties, net" to the Condensed Consolidated Financial Statements). The sale to ARCH resulted in a $56.8 million gain, of which $20.0 million related to our seller financing was deferred and is being recognized as principal payments on the seller financing loan are received. Through September 30, 2016, we have recognized as income $5.0 million of the deferred gain upon receipt of scheduled repayments of the principal balance of the loan by ARCH. The loan is recorded net of deferred gains in Investment in Real Estate Loans, net on our Condensed Consolidated Balance Sheet at September 30, 2016.

The Company has also entered into a letter agreement (the "Reinstated Agreement") with American Realty Capital Hospitality Portfolio SMT ALT, LLC, an affiliate of ARCH (“New ARCH Purchaser”), for the reinstatement of the purchase agreement related to the sale of ten hotels (the "Reinstated Hotels") for an aggregate purchase price of $89.1 million (See "Note 3 - Investment in Hotel Properties, net" to our Condensed Consolidated Financial Statements). The Reinstated Agreement required the New ARCH Purchaser to deposit non-refundable earnest money in the amount of $7.5 million with an escrow agent to support the closing of the Reinstated Hotels. The closing of the sale of the Reinstated Hotels is scheduled to occur on or before December 30, 2016 (the “New Closing Date”), or at such later date as the closing may be adjourned or extended in accordance with the express terms of the Reinstated Agreement.

Prior to the New Closing Date, we have the right to continue to market, and ultimately sell without the consent of the New ARCH Purchaser, any or all of the hotels to bona fide third-party purchasers that are not affiliates of ours.  If we sell some, but not all of the hotels to bona fide third-party purchasers, then the purchase price to be paid by the New ARCH Purchaser for the remaining hotels will be reduced, but the $7.5 million escrow deposit made by the New ARCH Purchaser will remain with the escrow agent except in limited circumstances. We are actively marketing the Reinstated Hotels to other potential buyers and if the closing of the Reinstated Hotels does not occur as required by the Reinstatement Agreement, we will continue to market the Reinstated Hotels to other potential buyers. We completed the sale of two properties previously contracted for sale to the New ARCH Purchaser to third parties unrelated to the New ARCH Purchaser. The first sale was the Aloft in Jacksonville, FL for $8.6 million on June 1, 2016. The second sale was the Holiday Inn Express in Vernon Hills, IL for $5.9 million on June 6, 2016. Accordingly, the $89.1 million selling price of the Reinstated Hotels will be reduced as provided above.

Other Dispositions

On May 13, 2016, we completed the sale of the Holiday Inn Express & Suites in Irving (Las Colinas), TX for $10.5 million. The proceeds from the sale of this property and the Holiday Inn Express in Vernon Hills, IL were used to complete a reverse 1031 Exchange. The hotel acquired by us to complete the reverse 1031 Exchange was the 160-guestroom Residence Inn by Marriott in Atlanta, GA on January 20, 2016 for a purchase price of $38.0 million. The completion of the reverse 1031 Exchange resulted in the deferral of taxable gains of approximately $5.1 million.

On July 6, 2016, we completed the sale of the Hyatt Place in Irving (Las Colinas), TX for $14.0 million. The proceeds from the sale of this property will be used to complete certain 1031 Exchanges.

The sale of these four properties during the nine months ended September 30, 2016 resulted in the realization of a net gain of $8.1 million.

Loss on Impairment of Assets

At September 30, 2016, we were under contract to sell the Courtyard by Marriott in El Paso, TX for $11.0 million. We recorded a loss on impairment of assets of $0.6 million related to this transaction during the three months ended September 30, 2016. This hotel is one of the eight remaining Reinstated Hotels and is being sold to a third party that is unrelated to ARCH.

Acquisitions

On August 9, 2016, we completed the purchase of the 157-guestroom Marriott in Boulder, CO for $61.4 million. Legal title was temporarily held by a qualified intermediary (the "QI") engaged to execute a 1031 Exchange and title to the property was transferred to us in October 2016.  We retain essentially all of the legal and economic benefits and obligations related to the QI held assets.  As such, the hotel was included in our consolidated financial statements as a VIE until legal title was transferred to us in October 2016.

Hotel Property Acquisitions

A summary of the hotel properties acquired during the nine months ended September 30, 2016 and 2015 is as follows (dollars in thousands):

Date Acquired	Franchise/Brand	Location	Guestrooms	Purchase Price		Renovation Cost (1)	Cost per Key
For the nine months ended September 30, 2016
January 19, 2016	Courtyard by Marriott	Nashville, TN	226	$71,000		$300	$315
January 20, 2016	Residence Inn by Marriott	Atlanta, GA	160	38,000		—	238
August 9, 2016	Marriott	Boulder, CO	157	61,400		5,000	423
			543	$170,400	(2)	$5,300	$324

For the nine months ended September 30, 2015
April 13, 2015	Hampton Inn & Suites	Minneapolis, MN	211	$38,951		$—	$185
June 18, 2015	Hampton Inn	Boston (Norwood), MA	139	24,000		2,300	189
June 30, 2015	Hotel Indigo	Asheville, NC	115	35,000		370	308
July 24, 2015	Residence Inn by Marriott	Branchburg, NJ	101	25,700		1,100	265
July 24, 2015	Residence Inn by Marriott	Hunt Valley, MD	141	31,100		1,500	231
			707	$154,751	(3)	$5,270	$226

(1) The amounts reflect the estimated renovation costs at the date of acquisition.
(2) The net assets acquired totaled $169.7 million due to the assumption at settlement of $0.7 million of net liabilities.

(3)	The net assets acquired totaled $155.1 million due to the purchase at settlement of $0.3 million of net working capital assets.

The purchase price and renovation costs in 2016 were funded by the net proceeds from our Series D cumulative redeemable preferred stock offering, advances on our senior unsecured credit facility, cash generated by the sale of properties, and operating cash flows. The purchase price and renovation costs in 2015 were funded by advances on our senior unsecured credit facility, cash generated by the sale of properties and operating cash flows. There is no assurance that our actual renovation costs will not exceed our estimates.

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

On April 15, 2016, we completed the sale of the reacquired Emporia Property to a third party purchaser that was unrelated to the prior owner. On May 18, 2016, we completed the sale of the first and second lien notes related to the remaining Emporia Property to the same purchaser. The aggregate selling price of the Emporia assets was approximately $4.5 million. As a result of the foreclosure activities and the sale of the notes, we have no further interest in either Emporia Property.

Results of Operations

The comparisons that follow should be reviewed in conjunction with the unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Hotel properties classified as discontinued operations prior to our adoption of ASU No. 2014-08 on January 1, 2015 are not included in the discussion below.

Comparison of Three Months Ended September 30, 2016 with Three Months Ended September 30, 2015

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the three months ended September 30, 2016 compared with the three months ended September 30, 2015 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned or leased as of September 30, 2016 and that we have owned or leased at all times since January 1, 2015.

	For the Three Months Ended September 30,
	2016		2015		Dollar Change		Percentage Change
	Total Portfolio (80 hotels)	Same-Store Portfolio (70 hotels)	Total Portfolio (95 hotels)	Same-Store Portfolio (70 hotels)	Total Portfolio (80/95 hotels)	Same-Store Portfolio (70 hotels)	Total Portfolio (80/95 hotels)	Same-Store Portfolio (70 hotels)
Total revenues	$118,336	$96,171	$125,091	$94,854	$(6,755)	$1,317	(5.4)%	1.4%
Hotel operating expenses	$73,530	$61,548	$78,394	$60,733	$(4,864)	$815	(6.2)%	1.3%
Occupancy	78.8%	77.9%	79.7%	79.0%	n/a	n/a	(1.1)%	(1.5)%
ADR	$142.84	$137.81	$133.05	$133.69	$9.79	$4.12	7.4%	3.1%
RevPAR	$112.63	$107.33	$106.09	$105.68	$6.54	$1.65	6.2%	1.6%

Revenue. Total revenues, including room and other hotel operations revenue, decreased by $6.8 million in the three months ended September 30, 2016 compared with the three months ended September 30, 2015. The decrease in revenues is due to a reduction in revenue of $21.3 million related to the sale of properties during the period, partially offset by an increase in same-store revenues of $1.3 million and an increase in revenues of $13.2 million from the seven hotel properties acquired in 2015 and three properties acquired in 2016 (the “Acquired Hotels”).

The same-store revenue increase of $1.3 million, or 1.4%, was due to an increase in ADR to $137.81 in the three months ended September 30, 2016 from $133.69 in the three months ended September 30, 2015, which resulted in a 1.6% increase in same-store RevPAR to $107.33 for the three months ended September 30, 2016 compared with $105.68 in the three months ended September 30, 2015. These increases were due to general economic conditions, our strong revenue and asset management programs, hotel industry fundamentals and strategic and brand-required renovations made at our same-store hotel properties.

Hotel Operating Expenses. Hotel operating expenses decreased $4.9 million in the three months ended September 30, 2016 compared with the three months ended September 30, 2015. The decrease is due to a reduction in expenses of $13.0 million related to sold hotel properties during the period, partially offset by additional operating expenses from the Acquired Hotels of $7.3 million. Same-store hotel operating expenses increased due to $0.8 million of variable costs related to the increase in revenues.  Expenses at the same-store hotels were 64.0% of revenues in the three months ended September 30, 2016 and 2015.

The following table summarizes our hotel operating expenses for our same-store portfolio (70 hotels) for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended September 30,		Percentage	Percentage of Revenue
	2016	2015	Change	2016	2015
Rooms expense	$24,343	$22,741	7.0%	25.3%	24.0%
Other direct expense	12,832	13,497	(4.9)%	13.3%	14.2%
Other indirect expense	24,373	24,495	(0.5)%	25.3%	25.8%
Total hotel operating expenses	$61,548	$60,733	1.3%	64.0%	64.0%

Depreciation and Amortization. Depreciation and amortization expense increased $2.0 million during the three months ended September 30, 2016 compared with the three months ended September 30, 2015 primarily due to additional depreciation related to the Acquired Hotels.

Corporate General and Administrative. Corporate general and administrative expenses decreased $2.5 million in the three months ended September 30, 2016 compared with the three months ended September 30, 2015. The decrease was primarily due to the cash and equity-based expenses of $3.1 million recognized upon the resignation of the former Executive Chairman of the Board of Directors during the three months ended September 30, 2015.

Gain on Disposal of Assets. Gain on disposal of assets increased by $10.5 million during the three months ended September 30, 2016 compared with the three months ended September 30, 2015. This increase was primarily due to the gain of $7.5 million recognized on the sale of the Hyatt Place in Irving (Las Colinas), TX. Additionally, during the three months ended September 30, 2016, we recognized $3.0 million of the deferred gain related to the sale of six hotel properties to ARCH on February 11, 2016 upon receipt of scheduled repayments of the principal balance of the loan from ARCH (See "Hotel Property Portfolio Activity - Dispositions to Affiliates of ARCH").

Comparison of Nine Months Ended September 30, 2016 with Nine Months Ended September 30, 2015

 The following table contains key operating metrics for our total portfolio and our same-store portfolio for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 (dollars in thousands, except ADR and RevPAR).

	For the Nine Months Ended September 30,
	2016		2015		Dollar Change		Percentage Change
	Total Portfolio (80 hotels)	Same-Store Portfolio (70 hotels)	Total Portfolio (95 hotels)	Same-Store Portfolio (70 hotels)	Total Portfolio (80/95 hotels)	Same-Store Portfolio (70 hotels)	Total Portfolio (80/95 hotels)	Same-Store Portfolio (70 hotels)
Total revenues	$363,613	$296,963	$353,416	$284,337	$10,197	$12,626	2.9%	4.4%
Hotel operating expenses	$224,425	$184,913	$222,939	$180,098	$1,486	$4,815	0.7%	2.7%
Occupancy	79.3%	79.3%	78.3%	78.1%	n/a	n/a	1.3%	1.5%
ADR	$142.57	$140.32	$132.75	$136.61	$9.82	$3.71	7.4%	2.7%
RevPAR	$113.08	$111.22	$103.92	$106.68	$9.16	$4.54	8.8%	4.3%

Revenue. Total revenues, including room and other hotel operations revenue, increased by $10.2 million in the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. The increase in revenues is due to an increase in same-store revenues of $12.6 million and an increase in revenues from the Acquired Hotels of $47.4 million, partially offset by a reduction in revenue of $49.8 million related to hotel properties sold during the period.

The same-store revenue increase of $12.6 million, or 4.4%, was due to increases in occupancy to 79.3% in the nine months ended September 30, 2016 compared with 78.1% in the nine months ended September 30, 2015, and an increase in ADR to $140.32 in the nine months ended September 30, 2016 from $136.61 in the nine months ended September 30, 2015.

The increases in occupancy and ADR resulted in a 4.3% increase in same-store RevPAR to $111.22 in the nine months ended September 30, 2016 compared with $106.68 in the nine months ended September 30, 2015. These increases were due to general economic conditions, our strong revenue and asset management programs, hotel industry fundamentals and strategic and brand-required renovations made at our same-store hotel properties.

Hotel Operating Expenses. Hotel operating expenses increased by $1.5 million in the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. The increase is due in part to the additional operating expenses from the Acquired Hotels of $27.1 million. In addition, the increase in same-store hotel operating expenses is due to $4.8 million of variable costs related to the increase in revenues.  These increases were partially offset by a reduction in expenses of $30.4 million related to hotel properties sold during the period.  Expenses at the same-store hotels decreased as a percentage of revenue from 63.3% in the nine months ended September 30, 2015 to 62.3% in the nine months ended September 30, 2016 due to stable fixed expenses and increasing revenues at the same-store hotel properties.

The following table summarizes our hotel operating expenses for our same-store portfolio (70 hotels) for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Nine Months Ended September 30,		Percentage	Percentage of Revenue
	2016	2015	Change	2016	2015
Rooms expense	$68,809	$66,411	3.6%	23.2%	23.4%
Other direct expense	39,920	38,986	2.4%	13.4%	13.7%
Other indirect expense	76,184	74,701	2.0%	25.7%	26.3%
Total hotel operating expenses	$184,913	$180,098	2.7%	62.3%	63.3%

Depreciation and Amortization. Depreciation and amortization expense increased by $7.1 million during the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 primarily due to additional depreciation related to the Acquired Hotels.

Corporate General and Administrative. Corporate general and administrative expenses decreased by $2.4 million during the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. The decrease was primarily due to the cash and equity-based expenses of $3.1 million recognized upon the resignation of the former Executive Chairman of the Board of Directors during the nine months ended September 30, 2015.

Gain on Disposal of Assets. Gain on disposal of assets increased by $50.7 million during the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. The increase was primarily due to the $41.8 million net gain recognized on the sale of six hotel properties to ARCH on February 11, 2016, including recognition of $5.0 million of deferred gains due to the receipt of scheduled repayments of the principal balance of the related loan by ARCH through September 30, 2016 (See "Hotel Property Portfolio Activity - Dispositions to Affiliates of ARCH"). Additionally, we sold four properties during the nine months ended September 30, 2016, which resulted in the realization of a net gain of $8.1 million.

Non-GAAP Financial Measures

We consider funds from operations (“FFO”) and EBITDA, both of which are not measures that conform to Generally Accepted Accounting Principles ("GAAP"), to be useful to investors as key supplemental measures of our operating performance. We caution investors that amounts presented in accordance with our definitions of FFO and EBITDA may not be comparable to similar measures disclosed by other companies, since not all companies calculate these non-GAAP measures in the same manner. FFO and EBITDA should be considered along with, but not as substitutes for net income (loss) or other GAAP information as a measure of our operating performance. FFO and EBITDA may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, debt service obligations and other commitments and uncertainties. Although we believe that FFO and EBITDA can enhance the understanding of our consolidated financial condition and results of operations, these non-GAAP financial measures are not necessarily better indicators of any trend as compared to a comparable GAAP measure such as net income (loss).

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

The following is a reconciliation of our GAAP net income to FFO for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share/unit data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$27,198	$13,606	$97,887	$40,498
Preferred dividends	(4,993)	(4,147)	(13,287)	(12,441)
Net income applicable to common shares and Common Units	22,205	9,459	84,600	28,057
Real estate-related depreciation	17,802	15,840	53,458	46,286
Loss on impairment of assets	577	1,115	577	1,115
(Gain) loss on disposal of assets	(10,491)	1	(49,997)	712
FFO applicable to common shares and Common Units	30,093	26,415	88,638	76,170
FFO per common share/Common Unit	$0.34	$0.30	$1.02	$0.88
Weighted average diluted common shares/Common Units (1)	87,401	87,065	87,319	87,000

(1)
Includes Common Units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the Common Units are redeemable for cash or, at our election, shares of our common stock.

During the three months ended September 30, 2016, FFO increased by $3.7 million, or 13.9%, over the comparable period in the prior year primarily due to reductions in Corporate general and administrative expenses of $2.5 million and income tax benefit of $1.4 million. This decrease in Corporate general and administrative expenses was primarily due to the cash and equity-based expenses of $3.1 million recognized upon the resignation of the former Executive Chairman of the Board of Directors during the three months ended September 30, 2015. The income tax benefit is primarily due to adjustments to projected TRS earnings.

During the nine months ended September 30, 2016, FFO increased by $12.5 million, or 16.4%, over the comparable period in the prior year primarily due to an increase in revenues of $10.2 million, a reduction in Corporate general and administrative expenses of $2.4 million, and a reduction in income tax expense of $1.1 million. The increase in revenues was due to occupancy and ADR growth across our portfolio as discussed above under “Results of Operations.” The decreases in expenses were for the same reasons as those reported for the three months ended September 30, 2016.

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

The following is a reconciliation of our GAAP net income to EBITDA for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$27,198	$13,606	$97,887	$40,498
Depreciation and amortization	17,887	15,916	53,715	46,583
Interest expense	6,626	8,083	21,232	22,985
Interest income	(13)	(254)	(18)	(745)
Income tax (benefit) expense	(1,245)	184	461	1,586
EBITDA	$50,453	$37,535	$173,277	$110,907

During the three months ended September 30, 2016, EBITDA increased by $12.9 million, or 34.4%, over the prior year primarily due to the increase in the net gain on the sale of assets of $10.5 million and a reduction in Corporate general and administrative expenses of $2.5 million during the three months ended September 30, 2016.

During the nine months ended September 30, 2016, EBITDA increased by $62.4 million, or 56.2%, over the prior year primarily due to an increase in revenues for the period of $10.2 million, a reduction in Corporate general and administrative expenses of $2.4 million, and the increase in the net gain on the sale of assets of $50.7 million during the nine months ended September 30, 2016.

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

On January 15, 2016, the Company entered into a new $450 million senior unsecured credit facility that replaced our former $300 million senior unsecured credit facility.  The new credit facility extended the maturity date of the revolving line of credit under the former credit facility from 2017 to 2020 and the maturity date of the term loan component under the former credit facility from 2018 to 2021 (See "Note 4 - Debt" to our Condensed Consolidated Financial Statements). At October 28, 2016, we had $318.9 million in outstanding indebtedness secured by first priority mortgage liens on 33 hotel properties.

On June 28, 2016, the Company completed an offering of 3,000,000 shares of its 6.45% Series D cumulative redeemable preferred stock for net proceeds of $72.3 million. The proceeds were used to repay the outstanding balance on our revolving line of credit and to complete the acquisition of the 157-guestroom Marriott in Boulder, CO.

On October 28, 2016, the Company redeemed all 2,000,000 of its outstanding Series A preferred shares at a redemption price of $25 per share plus accrued and unpaid dividends per share to, but not including, the redemption date.

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

At September 30, 2016, we had $7.7 million of outstanding mortgage debt that matures during the next twelve months.  Additionally, we have other scheduled principal payments on debt during the next twelve months totaling $8.1 million. Although we believe that we will have the capacity to satisfy these debt maturities and pay these scheduled principal debt payments from operating cash flows or draws on our senior unsecured credit facility, there can be no assurances that our senior unsecured credit facility will be available to repay such amortizing debt as draws under our senior unsecured credit facility are subject to certain financial and other covenants. At September 30, 2016, we were in compliance with all of our covenants under the $450 million senior unsecured credit facility.

We anticipate making renovations and other non-recurring capital expenditures with respect to our hotel properties pursuant to property improvement plans required by our franchisors and our internal quality standards. We expect capital expenditures through the remainder of 2016 for these activities at hotel properties we own as of September 30, 2016 to range from $13.0 million to $16.0 million.  Actual amounts may differ from our expectations.  We may also make renovations and incur other non-recurring capital expenditures in 2016 related to hotel properties that we acquire during the remainder of 2016.

Cash Flows

Total cash provided by operating activities increased to $112.4 million from $96.4 million for the nine months ended September 30, 2016 and 2015, respectively.  The increase of $16.0 million primarily resulted from a $11.0 million increase in net income, adjusted for non-cash items, and a difference in the net decrease in working capital of $5.1 million between the current period and the prior period.

Net cash used in investing activities decreased by $130.3 million for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 primarily due to an increase in proceeds from asset dispositions of $145.2 million, a change in net escrow deposits for acquisitions of $24.1 million, and a reduction in capital expenditures of $3.3 million. These changes were partially offset by an increase in acquisitions of hotel properties of $15.9 million, an increase in funding of real estate loans net of repayments of $17.1 million, and a change in the net cash contributed to the restricted cash reserve of $9.5 million.

Net cash from financing activities decreased by $128.5 million for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 due to a decrease in net borrowings of $196.1 million, and an increase in dividends of $4.4 million, partially offset by the net proceeds from our preferred stock offering of $72.3 million.

Outstanding Indebtedness

At September 30, 2016, we had $319.6 million in outstanding indebtedness secured by first priority mortgage liens on 33 hotel properties. We also had borrowed $165.0 million on our $450 million senior unsecured credit facility and we had borrowed $140.0 million on our unsecured term loan, both of which were supported at September 30, 2016 by a borrowing base of 46 unencumbered hotel properties. At September 30, 2016, the maximum amount of borrowing permitted under the $450 million senior unsecured credit facility was $450.0 million, of which we had borrowed $165.0 million and $285.0 million was available to borrow.

 At October 28, 2016, we had borrowed $280.0 million on our $450 million senior unsecured credit facility and we had borrowed $140.0 million on our unsecured term loan, both of which were supported by 46 hotel properties included in the credit facility borrowing bases.  In addition, we have two other hotels with a total of 363 guestrooms unencumbered by mortgage debt that is available to be used as collateral for future loans.

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

A summary of our debt at September 30, 2016 is as follows (dollars in thousands):

Lender	Interest Rate (1)	Amortization Period (Years)	Maturity Date	Number of Properties Encumbered		Principal Amount Outstanding
$450 Million Senior Unsecured Credit Facility
Deutsche Bank AG New York Branch, as Administrative Agent
$300 Million Revolver	2.03% Variable	n/a	March 31, 2020	n/a		$15,000
$150 Million Term Loan	(2)	n/a	March 31, 2021	n/a		150,000
Total Senior Unsecured Credit Facility						165,000
Unsecured Term Loan
KeyBank National Association
Term Loan	2.33% Variable	n/a	April 7, 2022	n/a		140,000
Mortgage Loans
Voya	5.18% Fixed	20	March 1, 2019	2	(3)	41,646
	5.18% Fixed	20	March 1, 2019	4	(3)	37,326
	5.18% Fixed	20	March 1, 2019	3	(3)	24,073
	5.18% Fixed	20	March 1, 2019	1	(3)	17,100
KeyBank National Association	4.46% Fixed	30	February 1, 2023	4		27,606
	4.52% Fixed	30	April 1, 2023	3		21,392
	4.30% Fixed	30	April 1, 2023	3		20,728
	4.95% Fixed	30	August 1, 2023	2		36,899
Bank of America Commercial Mortgage	6.41% Fixed	25	September 1, 2017	1		7,727
Western Alliance Bank (formerly known as GE Capital Financial, Inc.)	5.39% Fixed	25	April 1, 2020	1		8,963
	5.39% Fixed	25	April 1, 2020	1		4,826
MetaBank	4.25% Fixed	20	August 1, 2018	1		6,655
Bank of Cascades	2.53% Variable	25	December 19, 2024	1	(4)	9,334
	4.30% Fixed	25	December 19, 2024	—	(4)	9,334
Compass Bank	2.93% Variable	25	May 6, 2020	3		23,550
Western Alliance Bank (formerly known as General Electric Capital Corp.)	5.39% Fixed	25	April 1, 2020	1		5,075
	5.39% Fixed	25	April 1, 2020	1		5,944
U.S. Bank, NA	6.13% Fixed	25	November 11, 2021	1		11,372
Total Mortgage Loans						319,550
Total Debt				33		$624,550

(1)	The interest rates at September 30, 2016 give effect to interest rate swaps, where applicable.

(2)
We entered into an interest rate swap to effectively produce a fixed interest rate of 3.49% on $75.0 million of the $150 Million Term Loan; however, the interest rate spread over LIBOR may change based upon our Leverage Ratio, as defined in the credit facility documents. We are currently paying interest at 1.98% based on LIBOR at September 30, 2016 on the remaining balance of the $150 Million Term Loan.

(3)	The Voya mortgage loans are cross-collateralized and cross-defaulted.

(4)	The Bank of Cascades mortgage loans are secured by the same collateral and cross-defaulted.

Equity Transactions

On October 3, 2016, 39,014 Common Units were tendered for redemption and were redeemed for an equivalent number of shares of our common stock.

On October 28, 2016, the Company paid $50.7 million to redeem all 2,000,000 of its outstanding Series A preferred shares at a redemption price of $25 per share plus accrued and unpaid dividends.

Capital Expenditures

During the nine months ended September 30, 2016, we spent $31.1 million on capital expenditures.  We anticipate spending a total of $13.0 million to $16.0 million on hotel property renovations in the remainder of 2016. We expect to fund these expenditures through a combination of cash provided by operations, working capital, borrowings under our $450.0 million senior unsecured credit facility, or other potential sources of capital, to the extent available to us.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at September 30, 2016 (dollars in thousands):

	Payments Due By Period
	Total	Less than One Year (4)	One to Three Years	Four to Five Years	More than Five Years
Debt obligations (1)	$779,173	$38,558	$66,008	$261,608	$412,999
Operating lease obligations (2)	111,995	1,277	2,311	2,389	106,018
Purchase obligations (3)	7,950	7,950	—	—	—
Total	$899,118	$47,785	$68,319	$263,997	$519,017

(1)
Amounts shown include amortization of principal, maturities, and estimated interest payments. Interest payments on our variable rate debt have been estimated using the interest rates in effect at September 30, 2016, after giving effect to our interest rate swap.

(2)	Amounts consist primarily of non-cancelable ground lease and corporate office lease obligations.

(3)	This amount represents purchase orders and executed contracts for renovation projects at our hotel properties.

(4)	Balances include amounts through September 30, 2017.

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

At September 30, 2016, we were party to an interest rate derivative agreement, with a total notional amount of $75.0 million, where we receive variable-rate payments in exchange for making fixed-rate payments. This agreement is accounted for as a cash flow hedge and currently would cost an estimated $2.0 million to settle the instrument.

At September 30, 2016, after giving effect to our interest rate derivative agreement, $361.7 million, or 57.9%, of our debt had fixed interest rates and $262.9 million, or 42.1%, had variable interest rates.  At December 31, 2015, after giving effect to our interest rate derivative agreements, $402.7 million, or 59.5%, of our debt had fixed interest rates and $274.4 million, or 40.5%, had variable interest rates. Assuming no increase in the level of our variable rate debt outstanding as of September 30, 2016, if interest rates increased by 1.0%, then our cash flow would decrease by approximately $2.6 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At September 30, 2016, we had $7.7 million of outstanding mortgage debt that matures during the next twelve months.  Additionally, we have other scheduled principal payments on debt during the next twelve months totaling $8.1 million.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

The following table represents shares retained by the Company for employee taxes due upon vesting of equity awards during the nine months ended September 30, 2016:

Period	Total Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2016 - January 31, 2016	32,612	$11.95	—	—
February 1, 2016 - February 29, 2016	12,234	$10.80	—	—
March 1, 2016 - March 31, 2016	8,213	$11.55	—	—
April 1, 2016 - April 30, 2016	—	$—	—	—
May 1, 2016 - May 31, 2016	8,563	$11.70	—	—
June 1, 2016 - June 30, 2016	—	$—	—	—
July 1, 2016 - July 31, 2016	—	$—	—	—
August 1, 2016 - August 31, 2016	—	$—	—	—
September 1, 2016 - September 30, 2016	—	$—	—	—
Total	61,622		—

(1) On October 28, 2016, the Company redeemed all 2,000,000 of its outstanding Series A preferred shares at a redemption price of $25 per share plus accrued and unpaid dividends per share to, but not including, the redemption date. The redemption was pursuant to the optional redemption feature granted to the Company permitting redemption on or after October 28, 2016.

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

Not applicable.

Item 5.                                                         Other Information.

None.

Item 6.                                                         Exhibits.

The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)
 † - Filed herewith
(1) - Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: November 2, 2016	By:	/s/ Greg A. Dowell
Greg A. Dowell Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)
 † - Filed herewith
(1) - Submitted electronically herewith