Form 10-K
period 2016-12-31
Summit Hotel Properties, Inc.
filed 2017-02-23
CIK 1497645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(512) 538-2300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
7.875% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange
7.125% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange
6.45% Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant’s as of June 30, 2016 was $1,138,214,625 based on the closing sale price of the registrant’s common stock on the New York Stock Exchange as of June 30, 2016.

As of February 15, 2017 the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 93,513,014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A for its 2017 annual meeting of stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, are incorporated herein by reference into Part III, Items 10, 11, 12, 13 and 14.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2016
SUMMIT HOTEL PROPERTIES, INC.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “forecast,” “project,” “potential,” “continue,” “likely,” “will,” “would” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•
financing risks, including the risk of leverage and the corresponding risk of default on our existing indebtedness and potential inability to refinance or extend the maturities of our existing indebtedness as well as the risk of default by borrowers to which we lend or provide seller financing;

•global, national, regional and local economic and geopolitical conditions;
•levels of spending for business and leisure travel, as well as consumer confidence;

•	adverse changes in, or declining rates of growth with respect to, occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) and other hotel operating metrics;
•hostilities, including future terrorist attacks, or fear of hostilities that affect travel;
•financial condition of, and our relationships with, third-party property managers and franchisors;
•the degree and nature of our competition;
•increased interest rates and operating costs;
•increased renovation costs, which may cause actual renovation costs to exceed our current estimates;
•changes in zoning laws and increases in real property taxes;

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

•
the nature of our structure and transactions such that our federal and state taxes are complex and there is risk of successful challenges to our tax positions by the Internal Revenue Service or other federal and state taxing authorities;

•
the recognition of taxable gains from the sale of hotel properties as a result of the inability to complete certain like-kind exchanges in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (the “IRC”);

•availability of and our ability to retain qualified personnel;
•our failure to maintain our qualification as a real estate investment trust (“REIT”) under the IRC;
•changes in our business or investment strategy;
•availability, terms and deployment of capital;
•general volatility of the capital markets and the market price of our common stock;
•environmental uncertainties and risks related to natural disasters; and
•the other factors discussed under the heading “Risk Factors” in this report.

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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering (“IPO”) in February 2011. We focus on owning primarily premium-branded, select-service hotels. At December 31, 2016, our portfolio consisted of 81 hotels with a total of 10,957 guestrooms located in 23 states, including one hotel held by a qualified intermediary to complete a reverse like-kind exchange under Section 1031 of the IRC (“1031 Exchange”) as further described under Item 2. – “Properties – Our Portfolio.”

As of December 31, 2016, 86.6% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 95.4% were located within the top 100 MSAs and 99.4% of our hotel guestrooms operate under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Intercontinental® Hotel Group (“IHG”), and Hyatt® Hotels Corporation (“Hyatt”).  Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

Substantially all of our assets are held by, and all of our operations are conducted through our operating partnership, Summit Hotel OP, LP (the “Operating Partnership”). Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At December 31, 2016, we owned, directly and indirectly, approximately 99.6% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding Series B, Series C, and Series D preferred units of limited partnership interest (“Preferred Units”). Pursuant to the Operating Partnership’s partnership agreement, we have full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership, including the ability to cause the Operating Partnership to enter into certain major transactions including acquisitions, dispositions and refinancings, to make distributions to partners and to cause changes in the Operating Partnership’s business activities.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011.  To qualify as a REIT, we cannot operate or manage our hotels.  Accordingly, all of our hotels are leased to wholly-owned subsidiaries (our “TRS lessees”) of Summit Hotel TRS, Inc., our taxable REIT subsidiary.  All of our hotels are operated pursuant to hotel management agreements between our TRS lessees and professional third-party hotel management companies that are not affiliated with us.  We have one reportable segment as defined by generally accepted accounting principles (“GAAP”). See Item 8. – "Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies."

Our corporate offices are located at 12600 Hill Country Boulevard, Suite R-100, Austin, TX 78738.  Our telephone number is (512) 538-2300.  Our website is www.shpreit.com.  The information contained on, or accessible through, our website is not incorporated by reference into this report and should not be considered a part of this report.

Business Strategy

Our strategy concentrates on focused asset management, targeted capital investment and strategic transactions, including increasing the cash flow of our portfolio through transformation of our portfolio, or capital recycling, by selling assets with lower operating margins and RevPAR growth opportunities and purchasing assets with higher operating margins and RevPAR growth opportunities. Our primary objective is to enhance stockholder value over time by generating strong, risk-adjusted returns for our stockholders. The key elements of our strategy that we believe will allow us to create long-term value are as follows:

Focus on Premium-Branded Hotels. We primarily focus on hotels in the Upscale segment of the lodging industry, as defined by Smith Travel Research ("STR"). We believe that our focus on this segment provides us the opportunity to achieve strong, risk-adjusted returns across multiple lodging cycles for several reasons, including:

•
RevPAR Growth.  We believe that our hotels will continue to experience revenue growth based on the characteristics of our portfolio and current industry fundamentals and trends, but we expect that such growth will be at a slower pace than the prior year.

•
Stable Cash Flow Potential.  Our hotels can generally be operated with fewer employees than full-service hotels that offer more amenities including more expansive food and beverage options, which we believe enables us to generate consistent cash flows with less volatility.

•
Broad Customer Base.  Our target brands deliver consistently high-quality hotel accommodations with value-oriented pricing that we believe appeals to a wide range of customers, including both business and leisure travelers. We believe that our hotels are particularly popular with frequent business travelers who seek to stay in hotels operating under Marriott, Hilton, Hyatt, or IHG brands, which offer strong loyalty rewards program points that can be redeemed for travel.

•
Enhanced Diversification.  Premium-branded Upscale hotels generally cost less to acquire or build, on a per-key basis, than hotels in the Upper-upscale and Luxury segments of the industry. As a result, we can diversify our investment capital into ownership of a larger number of hotels than we could in more expensive segments.

Capitalize on Investments in Our Hotels.  We strongly believe in investing in our properties to enable them to be performance leaders in their respective markets.  Over the past three years, we have invested $128.1 million in capital improvements to our hotels. We believe these investments produce attractive returns, and we intend to continue to use available capital to upgrade our hotels through strategic renovation and through brand-required hotel property improvement plans.

External Growth Through Acquisitions.  We intend to continue to grow through acquisitions of existing hotels using a disciplined approach, while maintaining a prudent capital structure. We generally target premium-branded hotels that meet one or more of the following acquisition criteria:

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

Strategic Hotel Sales (Capital Recycling Program).  We seek to maximize the cash flow of our portfolio and our return on invested capital.  We periodically review our hotels to determine if any significant changes to area markets or our hotels have occurred or are anticipated to occur that would warrant the sale of a hotel or hotels.  We intend to continue to pursue a disciplined capital allocation strategy designed to maximize the value of our investments by selectively selling hotel properties that we believe are no longer consistent with our investment strategy or whose returns on invested capital appear to have been maximized. To the extent that we sell hotel properties, we intend to redeploy the capital into acquisition and capital investment opportunities that we believe have the potential to generate significant improvements in RevPAR and earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a result of our proactive asset management approach and by investing in our hotels in an effort to enhance their quality and attractiveness, increase their long-term value and generate more favorable returns on our invested capital.

Selectively Develop Hotels.  We seek to identify attractive opportunities to partner on a selective basis with experienced hotel developers to acquire, upon completion, newly constructed hotels that meet our acquisition criteria.  We will consider unique opportunities to develop hotels utilizing our own resources if and when circumstances warrant.

Our Financing Strategy

We rely on cash provided by operations, working capital, short-term borrowings under our unsecured credit facility, term debt, repayment of notes receivable, proceeds from the issuance of securities, the strategic sale of hotels and the release of restricted cash upon satisfaction of the usage requirements to finance our business.  While the ratio will vary from time to time, we generally intend to limit our ratio of indebtedness to EBITDA, which amount may be adjusted for non-cash and non-recurring items, to no more than 6.0x.  At December 31, 2016, our ratio of indebtedness to EBITDA was 3.2x. For purposes of calculating this ratio, we exclude preferred stock from indebtedness.  During 2016, we financed our long-term growth with borrowings under our unsecured credit facility and unsecured term loan, issuance of securities, and proceeds from the strategic sale of hotels and intend to continue to do so in the future. Our debt includes, and may include in the future, mortgage debt secured by hotels and unsecured debt.  As of December 31, 2016, we had $657.6 million in outstanding indebtedness.

When purchasing hotel properties, the Operating Partnership may issue Common Units or Preferred Units as full or partial consideration to sellers who may be interested in taking advantage of the opportunity to defer taxable gains on the sale of a property or participate in the potential appreciation in the value of our common stock.

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

The lodging industry is highly competitive. Our hotels compete with other hotels for guests in their respective markets based on a number of factors, including location, convenience, brand affiliation, quality of the physical condition of the hotel, guestroom rates, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels. Competition could adversely affect our occupancy rates, our ADR and our RevPAR, and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may reduce our profitability.

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

Some of our properties may have contained historical uses which involved the use or storage of hazardous chemicals and petroleum products (for example, storage tanks, gas stations and dry cleaning operations) which if released, could have affected our properties. In addition, some of our properties may be near or adjacent to other properties that have contained or currently contain storage tanks containing petroleum products or conducted or currently conduct operations which use other hazardous or toxic substances. Releases from these adjacent or surrounding properties could affect our properties and we may be liable for any associated cleanup.

Independent environmental consultants conducted Phase I environmental site assessments on all of our properties prior to acquisition and we intend to conduct Phase I environmental site assessments on properties we acquire in the future. Phase I site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed properties and surrounding properties. These assessments do not generally include soil sampling, subsurface investigations or comprehensive asbestos surveys. In some cases, the Phase I environmental site assessments were conducted by another entity such as a lender, and we may not have the authority to rely on such reports. A few of our properties have experienced environmental contamination prior to our ownership, but all contamination has been remediated to the satisfaction of state regulatory agencies.  None of the Phase I environmental site assessments of the hotel properties in our portfolio revealed any past or present environmental condition that we believe could have a material adverse effect on our business, financial position or results of operations. In addition, the Phase I environmental site assessments may also have failed to reveal all environmental conditions, liabilities or compliance concerns. The Phase I environmental site assessments were completed at various times and material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability.

In addition, our hotels (including our real property, operations and equipment) are subject to various federal, state and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to the existence of mold and other airborne contaminants above regulatory thresholds, the registration, maintenance and operation of our boilers and storage tanks, the supply of potable water to our guests, air emissions from emergency generators, storm water and wastewater discharges, protection of natural resources, asbestos, lead-based paint, and waste management. Some of our hotels also routinely handle and use hazardous or regulated substances and wastes as part of their operations, which are subject to regulation (for example, swimming pool chemicals or biological waste). Our hotels incur costs to comply with these environmental, health and safety laws and regulations and if these regulatory requirements are not met or unforeseen events result in the discharge of dangerous or toxic substances at our hotels, we could be subject to fines and penalties for non-compliance with applicable laws and material liability from third parties for harm to the environment, damage to real property or personal injury or death. We are aware of no past or present environmental liability for non-compliance with environmental, health and safety laws and regulations that we believe would have a material adverse effect on our business, financial position or results of operations.

Tax Status

We have elected to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the IRC relating to, among other things, the sources of our gross income, the composition and values of our assets, the timing and amount of our dividend distributions and the diversity of ownership of our stock. We believe that we have been organized and have operated in conformity with the requirements for qualification as a REIT under the IRC and that our current and intended manner of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT for federal income tax purposes.

In order for the income from our hotel operations to constitute “rents from real property” for purposes of the gross income tests required for REIT qualification, we cannot directly operate any of our hotel properties.  Accordingly, all of our hotels are leased to our TRS lessees, which are wholly-owned subsidiaries of Summit Hotel TRS, Inc. (our “TRS”).  Our TRS is a “taxable REIT subsidiary,” which is a corporate subsidiary of a REIT that jointly elects with the REIT to be treated as a TRS and pays federal income tax at regular corporate rates on its taxable income. We will lease newly acquired hotels to our existing TRS or additional TRSs in the future.  Our TRS lessees pay rent to us that will qualify as “rents from real property,” provided that the TRS lessees engage “eligible independent contractors” to manage our hotels.  All of our hotels are operated pursuant to hotel management agreements with professional third-party hotel management companies.  We believe each of the third-party managers qualifies as an “eligible independent contractor” under the IRC.

As a REIT, we generally will not be subject to federal income tax on our REIT taxable income that we distribute as dividends to our stockholders.  Under the IRC, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, which does not necessarily equal net income as calculated in accordance with GAAP.  If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we will be unable to re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT, unless we satisfy certain relief provisions.  Even if we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income.  Additionally, any income earned by our TRS will be fully subject to federal, state and local corporate income tax.

Employees

As of February 15, 2017, we employ 44 full-time employees. The staff at our hotels are employed by our third-party hotel managers.

Available Information

Our Internet website is located at www.shpreit.com. Copies of the charters of the committees of our board of directors, our code of business conduct and ethics and our corporate governance guidelines are available on our website. We will provide timely disclosures of amendments and waivers to the aforementioned documents via website posting. All reports that we have filed with the Securities and Exchange Commission (“SEC”) including this Annual Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, can be obtained free of charge from the SEC’s website at www.sec.gov or through our website. In addition, all reports filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549-1090. Further information regarding the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330.  The information contained on, or accessible through the SEC’s website or our website is not incorporated by reference into this report and should not be considered a part of this report.

Item 1A.    Risk Factors.

The following risk factors address the material risks concerning our business. If any of the risks discussed in this report were to occur, our business, prospects, financial condition, results of operation and our ability to service our debt and make distributions to our stockholders could be materially and adversely affected and the market price per share of our stock could decline significantly. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements.” The discussion of the potential effect of the following risk factors on our financial results relates to our consolidated financial position, consolidated results of operations and cash flows.

Risks Related to Our Business

Our business strategy, future results of operations and growth prospects are dependent on achieving revenue and net income growth from anticipated increases in demand for hotel guestrooms and general economic conditions.

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

Our growth strategy includes the disciplined acquisition of hotels as opportunities arise. Our ability to acquire hotels on satisfactory terms or at all is subject to the following significant risks:

•
we may be unable to acquire, or may be forced to acquire at significantly higher prices, desired hotels because of competition from other real estate investors, including other real estate operating companies, REITs and investment funds;

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

If we cannot complete hotel acquisitions on favorable terms or at all, our business, financial position, results of operations and cash flows, the market price per share of our common stock and our ability to satisfy our debt service obligations and make distributions to our stockholders could be materially adversely affected.

The sale of certain hotel properties could result in significant tax liabilities unless we are able to defer the taxable gain through 1031 Exchanges.

In general, we structure asset sales for possible inclusion in like-kind exchanges within the meaning of Section 1031 of the IRC. The ability to complete a like-kind exchange depends on many factors, including, among others, identifying and acquiring suitable replacement property within limited time periods, and the ownership structure of the properties being sold and acquired.  Therefore, we are not always able to sell an asset as part of a like-kind exchange. When successful, a like-kind exchange enables us to defer the taxable gain on the asset sold. If we cannot defer the taxable gain resulting from the sales of certain hotel properties, our business, financial position, results of operations and cash flows, the market price per share of our common stock and our ability to satisfy our debt service obligations and make distributions to our stockholders could be materially adversely affected.

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

•
we may acquire hotels without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as cleanup of environmental contamination, claims by tenants, vendors or other persons against the former owners of the hotels and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the hotels;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to our newly acquired hotels; and

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of hotels, into our existing operations.

If we cannot operate acquired hotels to meet our expectations, our business, financial position, results of operations and cash flows, the market price per share of our stock and our ability to satisfy our debt service obligations and make distributions to our stockholders could be materially adversely affected.

We may assume liabilities in connection with the acquisition of hotel properties, including unknown liabilities.

We may assume existing liabilities in connection with the acquisition of hotel properties, some of which may be unknown or unquantifiable on the acquisition date.  Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of hotel guests, vendors or other persons dealing with the seller of a particular hotel property, tax liabilities, employment-related issues and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise.  If the magnitude of such unknown liabilities is high, they could have a material adverse effect on our financial position, results of operations and cash flows, the market price of our stock and our ability to satisfy our debt service obligations and to make distributions to our stockholders.

We may not be able to cause our hotel management companies to operate any of our hotels in a manner that is satisfactory to us, and termination of our hotel management agreements may be costly and disruptive.

To qualify as a REIT, we cannot operate or manage our hotels.  Accordingly, all of our hotels are leased to TRS lessees of our TRS.  All of our hotels are operated pursuant to hotel management agreements with independent hotel management companies, each of which must qualify as an “eligible independent contractor” to operate our hotels. As a result, our financial position, results of operations and our ability to service debt and make distributions to stockholders are dependent on the ability of our hotel management companies to operate our hotels successfully. Any failure of our hotel management companies to provide quality services and amenities or maintain a quality brand name and reputation could have a negative effect on their ability to operate our hotels and could have a material adverse effect on our financial position, results of operations and cash flows.

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

Furthermore, we have certain indemnifications from our property managers that generally protect us from financial losses due to the gross negligence or willful misconduct of our property managers. However, the indemnifications may be insufficient or the property manager may not have the financial wherewithal to support their indemnification obligation to us. As such, the indemnification may not provide us with sufficient protection against third-party claims resulting from the gross negligence or willful misconduct of our property managers in the operation of our hotels.

Our hotel managers or their affiliates manage, and in some cases own, have invested in, or provided credit support or operating guarantees to hotels that compete with our hotels, all of which may result in conflicts of interest. As a result, our hotel managers may in the future make decisions regarding competing lodging facilities that are not or would not be in our best interest.

Certain of our hotels are managed by affiliates of the franchisors for such hotels.  In these situations, the management agreement and the franchise agreement are typically combined into one document.  Thus, the termination of the management agreement due to poor performance or breach of the management agreement by the management company could also terminate our franchise license.  Thus, we may have very limited options to remedy poor hotel management performance if we desire to retain the franchise license.

These conditions could have a material adverse effect on our financial position, results of operations and cash flows.

The management of a large number of hotels in our portfolio is currently concentrated with one hotel management company.

As of December 31, 2016, Interstate Management Company, LLC (“Interstate”) or its affiliate managed 40 of our 81 hotels.  Thus, a substantial portion of our revenues is generated by hotels managed by Interstate.  This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more evenly diversified among several hotel management companies. Any adverse developments in Interstate’s business, financial strength or ability to operate our hotels efficiently and effectively could have a material adverse effect on our results of operations. We cannot provide assurance that Interstate will satisfy its obligations to us or effectively and efficiently operate our hotel properties. The failure or inability of Interstate to satisfy its obligations to us or effectively and efficiently operate our hotel properties could have a material adverse effect on our financial position, results of operations and cash flows, which could in turn reduce the amount of our distributable cash and cause the market price per share of our stock to decline.

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

These conditions could have a material adverse effect on our financial position, results of operations and cash flows.

We are required to expend funds to maintain franchisor operating standards and we may experience a loss of a franchise license or a decline in the value of a franchise brand.

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

The loss of a franchise license could materially and adversely affect the operations or the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. Because our hotels are concentrated with a limited number of franchise brands, a loss of all of the licenses for a particular franchise could have a material adverse effect on our financial position, results of operations and cash flows.

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

We expect to continue to rely on external sources of capital, including debt and equity financing, to fund future capital needs. Part of our strategy involves the use of additional debt financing to supplement our equity capital which may include our unsecured credit facility, mortgage financing and other unsecured financing. Our ability to effectively implement and accomplish our business strategy will be affected by our ability to obtain and use additional leverage in sufficient amounts and on favorable terms. However, the capital environment is often characterized by extended periods of limited availability of both debt and equity financing, increasing financing costs, stringent credit terms and significant volatility. We may not be able to secure first mortgage financing or increase the availability under, extend the maturity of or refinance our unsecured credit facility.  If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business, or to meet our obligations and commitments as they mature. Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions and the market price of the shares of our common stock. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable to access the capital markets on a timely basis or on favorable terms.

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

A substantial level of indebtedness could have adverse consequences for our business, results of operations and financial position because it could, among other things:

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

These conditions could have a material adverse effect on our financial position, results of operations and cash flows.

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
•sell, transfer, pledge or encumber our stock or the ownership interests of our subsidiaries;
• incur additional debt or place mortgages on our unencumbered hotels;
•enter into, terminate or modify leases for our hotels and hotel management and franchise agreements;
•make certain expenditures, including capital expenditures;
• pay dividends on or repurchase our capital stock; and
•enter into certain transactions with affiliates.

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

These conditions could have a material adverse effect on our financial position, results of operations and cash flows.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in any hotel subject to mortgage debt.

Except for the borrowings under our unsecured credit facilities, all of our other long-term debt existing as of December 31, 2016 is secured by mortgages on our hotel properties and related assets. Incurring mortgages and other secured debt obligations increases our risk of property losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the hotels securing such loans. If we are in default under a cross-defaulted mortgage loan, we could lose multiple hotels to foreclosure. For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the IRC. We may assume or incur new mortgage indebtedness on the hotels in our portfolio or hotels that we acquire in the future. Any default under any one of our mortgage debt obligations may increase the risk of our default on our other indebtedness.

These conditions could have a material adverse effect on our financial position, results of operations and cash flows.

An increase in interest rates would increase our interest costs on our variable rate debt.

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

These conditions could have a material adverse effect on our financial position, results of operations and cash flows.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts and expertise of our management team to manage our day-to-day operations and strategic business activities.  The loss of services from any of the members of our management team, and our inability to find suitable replacements on a timely basis could have an adverse effect on our financial position, results of operations and cash flows.

We hedge our interest rate exposure to manage our exposure to interest rate volatility.

We have entered into an interest rate swap having an aggregate notional amount of $75.0 million at December 31, 2016 to hedge against interest rate increases on certain of our outstanding variable-rate indebtedness. In the future, we may manage our exposure to interest rate volatility by using hedging arrangements, such as interest rate swaps and interest rate caps. Hedging arrangements involve the risk that the arrangement may fail to protect or adversely affect us because, among other things:

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

As a result of any of the foregoing, our hedging transactions, which are intended to limit losses and exposure to interest rate volatility, could have a material adverse effect on our financial position, results of operations and cash flows.

Our hotel managers and we rely on information technology in our operations.

We and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties.

These conditions could have a material adverse effect on our financial position, results of operations and cash flows.

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

If a joint venture partner becomes bankrupt or otherwise defaults on its obligations under a joint venture agreement, we and any other remaining joint venture partners would generally remain liable for the joint venture liabilities. Furthermore, if a joint venture partner becomes bankrupt or otherwise defaults on its obligations under a joint venture agreement, we may be unable to continue the joint venture other than by purchasing such joint venture partner’s interests or the underlying assets at a premium to the market price. If any of the above risks are realized, it could have a material adverse effect on our financial position, results of operations and cash flows.

Actions by organized labor could have a material adverse effect on our business.

We believe that unions are generally becoming more aggressive about organizing workers at hotels in certain locations.  If the workers employed by the third-party hotel management companies that manage our hotels unionize in the future, potential labor activities at any affected hotel could significantly increase the administrative, labor and legal expenses of the third-party hotel management company that we have engaged to manage that hotel, which likely would adversely affect the operating results of the hotel properties. If hotels in our portfolio are unionized, this could have a material adverse effect on our financial position, results of operations and cash flows.

Risks Related to the Lodging Industry

Economic conditions may adversely affect the lodging industry.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. gross domestic product (“GDP”). The lodging industry is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenue and profitability of our assets and therefore the net operating profits of our investments. Economic weakness could have a material adverse effect on our financial position, results of operations and cash flows.

We experience a high level of competition from other Upscale and Upper-midscale hotels in the markets in which we operate.

The lodging industry is highly competitive. Our hotels compete with other hotels for guests in each market in which our hotels operate based on a number of factors, including location, convenience, brand affiliation, guestroom rates, range of services and guest amenities or accommodations offered and quality of customer service. We also compete with numerous owners and operators of vacation ownership resorts, as well as alternative lodging companies, such as HomeAway and Airbnb, which operate websites that market available furnished, privately-owned residential properties, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis. Competition will often be specific to the individual markets in which our hotels are located and includes competition from existing and new hotels. Our competitors may have an operating model that enables them to offer guestrooms at lower rates than we can, which could result in our competitors increasing their occupancy at our expense. Competition could adversely affect our occupancy, ADR and RevPAR, and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make.

These conditions could have a material adverse effect on our financial position, results of operations and cash flows.

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

•
events beyond our control, such as instability in the national, European or global economy, terrorist attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), Zika virus, avian bird flu, Ebola and SARS, travel-related environmental concerns including water contamination and air pollution, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities and travel-related accidents and unusual weather patterns, including natural disasters such as hurricanes.

These conditions could have a material adverse effect on our financial position, results of operations and cash flows.

We have significant ongoing needs to make capital expenditures at our hotels, which require us to devote funds to these purposes.

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

These conditions could have a material adverse effect on our financial position, results of operations and cash flows.

Hotel development is subject to timing, budgeting and other risks.

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

To the extent we develop hotels or acquire hotels under development, we cannot provide assurance that any development project will be completed on time or within budget. Our inability to complete a project on time or within budget could have a material adverse effect on our financial position, results of operations and cash flows.

Customers may increasingly use Internet travel intermediaries.

Our hotel guestrooms are likely to be booked through Internet travel intermediaries, including, but not limited to Travelocity.com, Expedia.com and Priceline.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced guestroom rates or other significant contract concessions from our management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel guestrooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our hotels are franchised. If the amount of sales made through Internet intermediaries increases significantly, guestroom revenue may flatten or decrease, which could have a material adverse effect on our financial position, results of operations and cash flows.

We could incur uninsured and underinsured losses.

We intend to maintain comprehensive insurance on our hotels, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by owners of hotels similar to our hotels. Various types of catastrophic losses, like earthquakes and floods, acts of terrorism, data breaches or losses related to business disruption from disputes with franchisors, may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not be sufficient to cover the operating loss or the full market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the asset. Loan covenants, inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate an asset after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotels.

These conditions could have a material adverse effect on our financial position, results of operations and cash flows.

 Consumer trends and preferences, particularly with respect to younger generations, could change away from select-service hotels.

Consumer trends and preferences continuously change, especially within younger generations.   Many new hotel brands have been introduced over recent years to specifically address the perceived unique needs and preferences of younger travelers.  As our portfolio is concentrated in select-service hotels, significant consumer shifts in preferences away from select-service hotels could have a material adverse effect on our financial position, results of operations and cash flows.

Risks Related to the Real Estate Industry and Real Estate-Related Investments

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our hotels or to adjust our portfolio in response to changes in economic and other conditions.

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

These conditions could have a material adverse effect on our financial position, results of operations and cash flows.

We could incur significant costs related to government regulation and litigation over environmental, health and safety matters.

Our hotels and development land parcels are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current or former owner of the property, to perform or pay for the cleanup of contamination (including hazardous substances, waste or petroleum products) at or emanating from the property and to pay for natural resource damage arising from contamination. These laws often impose liability without regard to whether the owner or operator knew of, or caused the contamination. We can also be liable to private parties for costs of remediation, personal injury and death and/or property damage resulting from contamination at or emanating from our properties. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

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

These conditions could have a material adverse effect on our financial position, results of operations and cash flows.

Compliance with the laws, regulations and covenants that apply to our hotels, including permit, license and zoning requirements, may adversely affect our ability to make future acquisitions or renovations, result in significant costs or delays and adversely affect our growth strategy.

Our hotels are subject to various covenants and local laws and regulatory requirements, including permitting and licensing requirements which can restrict the use of our properties and increase the cost of acquisition, development and operation of our hotels.  In addition, federal and state laws and regulations, including laws such as the ADA, impose further restrictions on our operations. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance. As such, some of our hotels currently may be in noncompliance with the ADA. If one or more of the hotels in our portfolio is not in compliance with the ADA or any other regulatory requirements, we may be required to incur additional costs to bring the hotel into compliance and we might incur damages or governmental fines. In addition, existing requirements may change and future requirements may require us to make significant unanticipated expenditures.

These conditions could have a material adverse effect on our financial position, results of operations and cash flows.

We have fixed obligations related to ground leases for land on which certain of our hotels are located.

If we default on the terms of any of our ground leases and are unable to cure the default in a timely manner, we may be liable for damages and could lose our leasehold interest in the applicable property and interest in the hotel on the applicable property. An event of default that is not timely cured could have a material adverse effect on our financial position, results of operations and cash flows.

The states and localities in which we own material amounts of property or conduct material business operations could raise their income and property tax rates or amend their tax regimes in a manner that increases our state and local tax liabilities.

We and our subsidiaries are subject to income tax and other taxes by states and localities in which we conduct business. Additionally, we are and will continue to be subject to property taxes in states and localities in which we own property, and our TRS lessees are and will continue to be subject to state and local corporate income tax.  As these states and localities seek additional sources of revenue, they may, among other steps, raise income and property tax rates or amend their tax regimes to eliminate for state income tax purposes the favorable tax treatment REITs enjoy for federal income tax purposes. We cannot predict when or if any states or localities would make any such changes, or what form those changes would take. If states and localities in which we own material amounts of property or conduct material amounts of business make changes to their tax rates or tax regimes that increase our state and local tax liabilities, such increases could have a material adverse effect on our financial position, results of operations and cash flows.

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

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

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

Our stockholders have limited voting rights and our charter contains provisions that make removal of our directors difficult.

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

Our board of directors determines our major policies, including policies and guidelines relating to our acquisitions, leverage, financing, growth, operations and distributions to stockholders. Our board of directors may amend or revise these and other policies and guidelines from time to time without the vote or consent of our stockholders. Accordingly, our stockholders will have limited control over changes in our policies and those changes could have a material adverse effect on our financial position, results of operations and cash flows.

Our board of directors has the ability to revoke our REIT qualification without stockholder approval.

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

We own approximately 99% of the Common Units in the Operating Partnership, all of the issued and outstanding 7.875% Series B Cumulative Redeemable Preferred Units of the Operating Partnership (“Series B Preferred Units”), all of the issued and outstanding 7.125% Series C Cumulative Redeemable Preferred Units of the Operating Partnership (“Series C Preferred Units”), and all of the issued and outstanding 6.45% Series D Cumulative Redeemable Preferred Units of the Operating Partnership (“Series D Preferred Units”), the Series D Preferred Units, Series C Preferred Units and Series B Preferred Units collectively referred to as Preferred Units.  Any future issuances by our Operating Partnership of additional Common Units or Preferred Units could reduce our ownership percentage in our Operating Partnership. Because our common stockholders do not directly own any Common Units or Preferred Units, they will not have any voting rights with respect to any such issuances or other partnership-level activities of the Operating Partnership.

If we are unable to maintain an effective system of internal controls, we may not be able to produce and report accurate financial information on a timely basis or prevent fraud.

A system of internal controls that is well designed and properly functioning is critical for us to produce and report accurate and reliable financial information and effectively prevent fraud. At times, we may identify areas of our internal controls that are not properly functioning as designed, that need improvement or that must be developed to ensure that we have an adequate system of internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually issue their own opinion on our internal controls over financial reporting. We cannot be certain that we will be successful in maintaining adequate internal controls over our financial reporting and processes. Additionally, as we grow our business, our internal controls will become more complex and we will require significantly more resources to ensure that our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if promptly remedied, could cause our stockholders to lose confidence in our financial results, which could reduce the market value of our common shares. Additionally, the existence of any material weakness or significant deficiency could require management to devote substantial time and incur significant expense to remediate any such conditions.  There can be no assurance that management will be able to remediate any such material weaknesses or significant deficiencies in a timely manner.

Risks Related to Ownership of Our Securities

The New York Stock Exchange (“NYSE”) or another nationally-recognized exchange may not continue to list our securities.

Our common stock trades on the NYSE under the symbol “INN,” our 7.875% Series B Cumulative Redeemable Preferred Stock trades on the NYSE under the symbol “INNPrB,” our 7.125% Series C Cumulative Redeemable Preferred Stock trades on the NYSE under the symbol “INNPrC,”  and our 6.45% Series D Cumulative Redeemable Preferred Stock trades on the NYSE under the symbol “INNPrD.” In order for our securities to remain listed, we are required to meet the continued listing requirements of the NYSE or, in the alternative, any other nationally-recognized exchange to which we apply. We may be unable to satisfy those listing requirements, and there is no guarantee our securities will remain listed on a nationally-recognized exchange. If our securities are delisted from the NYSE or another nationally-recognized exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	a limited ability of our stockholders to make transactions in our securities;

•	additional trading restrictions being placed on us;

•	reduced liquidity with respect to our securities;

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

The cash available for distribution may not be sufficient to make distributions at expected levels and we may use borrowed funds or funds from other sources to make distributions.

Subject to the preferential rights of the holders of our Series B, Series C, and Series D preferred stock and any other class or series of our stock that are senior to our common stock with respect to distribution rights, we intend to make quarterly distributions to holders of our common stock. Distributions declared by us will be authorized by our board of directors in its sole discretion out of funds legally available for distribution and will depend upon a number of factors, including restrictions under applicable law and the capital requirements of our company. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, the requirements for qualification as a REIT, restrictions under applicable law and other factors as our board of directors may deem relevant from time to time. We may be required to fund distributions from working capital, borrowings under our unsecured revolving credit facility, proceeds of future stock offerings or a sale of assets to the extent distributions exceed earnings or cash flows from operations. Funding distributions from working capital would restrict our operations. If we borrow from the unsecured revolving credit facility to pay distributions, we would be more limited in our ability to execute our strategy of using that unsecured revolving credit facility to fund acquisitions. Finally, selling assets may require us to dispose of assets at a time or in a manner that is not consistent with our disposition strategy. If we borrow to fund distributions, our leverage ratios and future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. We may not be able to make distributions in the future. In addition, some of our distributions may be considered a return of capital for income tax purposes. If we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.

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

•
unforeseen events beyond our control, such as instability in the national, European or global economy, terrorist attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), Zika virus, avian bird flu, Ebola and SARS, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities and travel-related accidents and unusual weather patterns, including natural disasters such as hurricanes.

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

Sales of substantial amounts of shares of our common stock or preferred stock in the public market, or upon exchange of Common Units or exercise of any equity awards, or the perception that such sales might occur, could adversely affect the market price of our common stock and preferred stock. As of February 15, 2017, a total of 396,713 Common Units are redeemable and could be converted into shares of our common stock and sold into the public market. The exchange of Common Units for common stock, the vesting of any equity-based awards granted to certain directors, executive officers and other employees under the 2011 Equity Incentive Plan which was amended and restated effective June 15, 2015 (as amended and restated, the “Equity Plan”), the issuance of our common stock or Common Units in connection with hotel, portfolio or business acquisitions and other issuances of our common stock or Common Units could have an adverse effect on the market price of the shares of our common stock.

We may execute future offerings of debt securities, which would be senior to our common and preferred stock upon liquidation, and issuances of equity securities (including Common Units).

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

Risks Related to Our Status as a REIT

Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation.

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

•	if we fail to meet any of the required REIT qualifications.

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

Even if we continue to qualify as a REIT, we may face other tax liabilities.

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

We have significant REIT distribution requirements to maintain our status as a REIT.

To satisfy the requirements for qualification as a REIT and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. Our REIT distribution requirements could adversely affect our liquidity and may force us to borrow funds or sell assets during unfavorable market conditions or pay taxable stock dividends. The insufficiency of our cash flows to cover our distribution requirements could have an adverse effect on our ability to raise short- and long-term debt or sell equity securities to fund distributions required to maintain our qualification as a REIT. Also, although the Internal Revenue Service (“IRS”) has issued private letter rulings to other REITs, which may be relied upon only by the taxpayers to whom they were issued, and a revenue procedure applicable to our 2007 through 2011 taxable years sanctioning certain issuances of taxable stock dividends by REITs under certain circumstances, no assurance can be given that we will be able to pay taxable stock dividends to meet our REIT distribution requirements.

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

Our TRS lessee structure subjects us to the risk of increased hotel operating expenses.

Our leases with our TRS lessees require our TRS lessees to pay us rent based in part on revenue from our hotels. Our operating risks include decreases in hotel revenue and increases in hotel operating expenses, including but not limited to the increases in wage and benefit costs, repair and maintenance expenses, energy costs and other operating expenses, which would adversely affect our TRS’ ability to pay us rent due under the leases. Increases in these operating expenses could have a material adverse effect on our financial condition, results of operations and cash flows.

Our Operating Partnership could be treated as a publicly traded partnership taxable as a corporation for federal income tax purposes.

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

Our current hotel management companies, or any other hotel management companies that we may engage in the future may not qualify as “eligible independent contractors,” or our hotels may not be considered “qualified lodging facilities.”

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. We lease all of our hotels to our TRS lessees. All of our hotels are operated pursuant to hotel management agreements with Interstate and other hotel management companies, each of which we believe qualifies as an “eligible independent contractor.”  Among other requirements, to qualify as an eligible independent contractor, the hotel manager must not own, directly or through its stockholders, more than 35% of our outstanding shares, and no person or group of persons can own more than 35% of our outstanding shares and the shares (or ownership interest) of the hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our shares by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.

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

Finally, each property with respect to which our TRS lessees pay rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. As of the date hereof, we believe that the properties that are leased to our TRS lessees are qualified lodging facilities. Although we intend to monitor future acquisitions and improvements of properties, REIT provisions of the IRC provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied. If we are not deemed to be a "qualified lodging facility," we may fail to qualify as a REIT.

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

We may be subject to adverse legislative or regulatory tax changes.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation and we could experience a reduction in the price of our stock.

Stockholders may be restricted from acquiring or transferring certain amounts of our stock.

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

We may pay taxable dividends in our common stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such dividends.

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

The IRS could determine that certain payments we have received in the nature of liquidated damages may not be ignored for purposes of the gross income tests applicable to REITs.

In connection with our purchases and sales of properties, we have received payments in the nature of liquidated damages. The IRC does not specify the treatment of litigation settlements and liquidated damages for purposes of the gross income tests applicable to REITs.  The IRS has issued private letter rulings to other taxpayers ruling that such payments will be ignored for purposes of the gross income tests. A private letter ruling can be relied upon only by the taxpayer to whom it was issued. Based on the IRS’s private letters rulings and the advice of our tax advisors, we believe these payments should be ignored for purposes of the gross income tests.  No assurance can be provided that the IRS will not successfully challenge that position.  In the event of a successful challenge, we believe that we would be able to maintain our REIT status if we qualified to use a REIT “savings clause” and paid the required penalty.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.        Properties.

Our Portfolio

A list of our hotel properties as of December 31, 2016 is included in the table below.  According to current chain scales as defined by STR, as of December 31, 2016, one of our hotel properties with 157 guestrooms is categorized as an Upper-upscale hotel, 60 of our hotel properties with 8,361 guestrooms were categorized as Upscale hotels and 20 of our hotel properties with 2,439 guestrooms were categorized as Upper-midscale hotels. At December 31, 2016, legal title to one of our hotels was held by a qualified intermediary (a “Parked Asset”) pending completion of a reverse 1031 Exchange in connection with certain properties that were under contract for sale to affiliates of American Capital Realty Hospitality Trust, Inc. (“ARCH”). See Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Hotel Property Portfolio Activity.” While a hotel is a Parked Asset, we retain essentially all of the legal and economic benefits and obligations related to the Parked Asset.  As such, the Parked Asset is consolidated as a variable interest entity (“VIE”) in our Consolidated Balance Sheet at December 31, 2016 and the operating results of the Parked Asset are consolidated in our Consolidated Statement of Operations for the year then ended.  Hotel information for the year ended December 31, 2016 is as follows:

Franchise/Brand	Location	Number of Guestrooms
Marriott/Starwood(1)
Courtyard by Marriott(2)	Indianapolis, IN	297
Courtyard by Marriott(3)	Nashville (West End), TN	226
Courtyard by Marriott(3)	New Orleans (Convention), LA	202
Courtyard by Marriott(3)	Atlanta (Decatur), GA	179
Courtyard by Marriott(2)	Phoenix (Scottsdale), AZ	153
Courtyard by Marriott(2)	New Orleans (Metairie), LA	153
Courtyard by Marriott(3)	Atlanta (Downtown), GA	150
Courtyard by Marriott(3)	New Orleans (French Quarter), LA	140
Courtyard by Marriott(3)(7)	Jackson, MS	117
Courtyard by Marriott(3)	Dallas (Arlington), TX	103
Courtyard by Marriott(3)(7)	Memphis (Germantown), TN	93
Courtyard by Marriott(3)(7)	El Paso, TX	90
Fairfield Inn & Suites by Marriott(2)	Louisville, KY	140
Fairfield Inn & Suites by Marriott(3)(7)	Memphis (Germantown), TN	80
Fairfield Inn & Suites by Marriott(3)	Dallas (Fort Worth), TX	70
Four Points(3)	San Francisco, CA	101
Marriott(3)	Boulder, CO	157
Residence Inn by Marriott(3)	Salt Lake City, UT	189
Residence Inn by Marriott(3)	Atlanta (Midtown), GA	160
Residence Inn by Marriott(3)(4)	Hunt Valley, MD	141
Residence Inn by Marriott(2)(4)	Portland, OR	124
Residence Inn by Marriott(2)	New Orleans (Metairie), LA	120
Residence Inn by Marriott(3)	Branchburg, NJ	101
Residence Inn by Marriott(3)(7)	Jackson (Ridgeland), MS	100
Residence Inn by Marriott(3)	Dallas (Arlington), TX	96
Residence Inn by Marriott(3)(7)	Memphis (Germantown), TN	78
SpringHill Suites by Marriott(3)	New Orleans, LA	208
SpringHill Suites by Marriott(2)	Louisville, KY	198
SpringHill Suites by Marriott(2)	Indianapolis, IN	156
SpringHill Suites by Marriott(2)	Phoenix (Scottsdale), AZ	121
SpringHill Suites by Marriott(3)	Minneapolis (Bloomington), MN	113
SpringHill Suites by Marriott(3)	Nashville, TN	78
Total Marriott/Starwood (32 hotel properties)		4,434

Franchise/Brand	Location	Number of Guestrooms
Hilton
DoubleTree(3)	San Francisco, CA	210
Hampton Inn(3)	Boston (Norwood), MA	139
Hampton Inn(2)	Santa Barbara (Goleta), CA	101
Hampton Inn(3)	Provo, UT	87
Hampton Inn & Suites(3)	Minneapolis, MN	211
Hampton Inn & Suites(3)(4)	Austin, TX	209
Hampton Inn & Suites(3)	Minneapolis (Bloomington), MN	146
Hampton Inn & Suites(2)	Tampa (Ybor City), FL	138
Hampton Inn & Suites(2)	Ventura (Camarillo), CA	116
Hampton Inn & Suites(2)	San Diego (Poway), CA	108
Hampton Inn & Suites(2)	Dallas (Fort Worth), TX	105
Hampton Inn & Suites(3)	Nashville (Smyrna), TN	83
Hilton Garden Inn(3)(4)	Houston (Galleria), TX	190
Hilton Garden Inn(2)	Houston (Energy Corridor), TX	182
Hilton Garden Inn(2)	Birmingham, AL	130
Hilton Garden Inn(2)	Atlanta (Duluth), GA	122
Hilton Garden Inn(2)	Greenville, SC	120
Hilton Garden Inn(2)	Nashville (Smyrna), TN	112
Hilton Garden Inn(2)	Dallas (Fort Worth), TX	98
Hilton Garden Inn(3)	Minneapolis (Eden Prairie), MN	97
Hilton Garden Inn(2)	Birmingham, AL	95
Homewood Suites(3)(7)	Jackson (Ridgeland), MS	91
Total Hilton (22 hotel properties)		2,890
Hyatt
Hyatt House(3)	Miami, FL	156
Hyatt House(2)	Denver (Englewood), CO	135
Hyatt Place(3)	Minneapolis, MN	213
Hyatt Place(3)(6)	Chicago (Downtown), IL	206
Hyatt Place(2)	Chicago (Lombard), IL	151
Hyatt Place(2)	Orlando (Convention), FL	150
Hyatt Place(2)	Orlando (Universal), FL	150
Hyatt Place(2)	Atlanta, GA	150
Hyatt Place(3)	Fort Myers, FL	148
Hyatt Place(3)(4)	Portland, OR	136
Hyatt Place(3)	Phoenix, AZ	127
Hyatt Place(2)	Dallas (Arlington), TX	127
Hyatt Place(2)	Denver (Lone Tree), CO	127
Hyatt Place(2)	Phoenix (Scottsdale), AZ	126
Hyatt Place (2)	Denver (Englewood), CO	126
Hyatt Place(2)	Chicago (Hoffman Estates), IL	126
Hyatt Place(2)	Baltimore (Owing Mills), MD	123
Hyatt Place(3)(5)	Long Island (Garden City), NY	122
Total Hyatt (18 hotel properties)		2,599

Franchise/Brand	Location	Number of Guestrooms
IHG
Holiday Inn(3)(4)	Atlanta (Duluth), GA	143
Holiday Inn Express(3)	Charleston, WV	66
Holiday Inn Express & Suites(3)	San Francisco, CA	252
Holiday Inn Express & Suites(3)	Minneapolis (Minnetonka), MN	93
Holiday Inn Express & Suites(2)	Salt Lake City (Sandy), UT	88
Hotel Indigo(3)	Asheville, NC	115
Staybridge Suites(3)	Denver (Glendale), CO	121
Staybridge Suites(3)(7)	Jackson, MS	92
Total IHG (8 hotel properties)		970
Carlson
Country Inn & Suites by Carlson(3)	Charleston, WV	64
Total Carlson (1 hotel property)		64
Total Portfolio (81 hotel properties)		10,957

(1) On September 23, 2016, Marriott completed its previously announced acquisition of Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”). As a result of the transaction, Starwood became an indirect, wholly owned subsidiary of Marriott.

(2)
These hotel properties are subject to mortgage debt at December 31, 2016.  For additional information concerning our mortgage debt and lenders, see Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outstanding Indebtedness,” and "Note 5-Debt,” to our Consolidated Financial Statements included under Item 8. — “Financial Statements and Supplementary Data.”

(3)	These hotel properties are unencumbered or included in our borrowing base for our unsecured credit facilities at December 31, 2016.

(4)	These hotel properties are subject to ground leases as described below in “Other Hotel Operating Agreements — Ground Leases.”

(5)	This hotel property is subject to a PILOT (payment in lieu of taxes) lease as described below in “Other Hotel Operating Agreements — Ground Leases.”

(6)	This hotel was a Parked Asset at December 31, 2016. See Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Hotel Property Portfolio Activity.”

(7)
These hotel properties are currently under contract to be sold to an affiliate of ARCH pursuant to a purchase and sale agreement that was reinstated on February 11, 2016.  See Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Hotel Property Portfolio Activity.”

In addition to our hotel property portfolio, we own six parcels of land. Two of the parcels are designated as held for sale. The parcels are generally suitable for the development of new hotel properties, possible expansion of existing hotel properties or the development of restaurants.  When unique opportunities to develop hotels utilizing our own resources arise, we may develop our own hotels on occasion. We may also sell these parcels in the future if and when market conditions warrant if we opt not to develop our own hotels on these parcels. To reduce the risk of incurring a prohibited transaction tax on any sales, we may transfer some or all of these parcels to our TRS.

Our Hotel Operating Agreements

Ground Leases

At December 31, 2016, six of our hotel properties are subject to ground lease agreements that cover all of the land underlying the respective hotel property.

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

•
The Hampton Inn & Suites located in Austin, TX is subject to a ground lease with an initial lease termination date of May 31, 2050. Annual ground rent currently is estimated to be $0.4 million for 2017 including performance based incentive rent.  Annual rent is increased every five years with the next adjustment coming in 2020.

•
The Hilton Garden Inn located in Houston (Galleria Area), Texas is subject to a ground lease with an initial lease termination date of April 20, 2053 with one option to extend for an additional 10 years. Annual ground rent currently is estimated to be $0.5 million for 2017 including performance based incentive rent.  Annual rent is increased every five years with the next adjustment coming in 2018.

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

•
The Holiday Inn located in Duluth, GA is subject to a ground lease with a lease termination date of April 1, 2069.  Annual ground rent currently is estimated to be $0.2 million in 2017.  Annual rent is increased annually by 3% for each successive lease year, on a cumulative basis.

•
The Residence Inn by Marriott located in Baltimore (Hunt Valley), MD is subject to a ground lease with an initial termination date of December 31, 2019 and twelve successive five-year renewal periods with each term payment increasing by 12.5%.  Annual ground rent is currently estimated to be $0.4 million for 2017.

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

Franchise Agreements

At December 31, 2016, all of our hotel properties operate under franchise agreements with Marriott, Hilton, Hyatt, IHG, or Country Inns & Suites By Carlson, Inc. (“Carlson”). We believe that the public’s perception of the quality associated with a brand-name hotel is an important feature in its attractiveness to guests. Franchisors provide a variety of benefits to franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, loyalty programs, training of personnel and maintenance of operational quality at hotels across the brand system.

The terms of our franchise agreements generally range from 10 to 20 years with various extension provisions. Each franchisor receives franchise fees ranging from 2% to 6% of each hotel property’s room revenue, and some agreements require that we pay marketing fees of up to 4% of room revenue. In addition, some of these franchise agreements require that we deposit into a reserve fund for capital expenditures up to 5% of the hotel property’s gross or room revenues depending on the franchisor to insure we comply with the franchisors’ standards and requirements. We also pay fees to our franchisors for services such as reservation and information systems.

Hotel Management Agreements

At December 31, 2016, all of our hotel properties are operated pursuant to hotel management agreements with third-party hotel management companies as follows:

Management Company	Number of Properties	Number of Guestrooms
Interstate Management Company, LLC and its affiliate Noble Management Group, LLC	40	4,874
Select Hotel Group, LLC	12	1,681
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott	6	973
White Lodging Services Corporation	4	791
Pillar Hotels and Resorts, LLC	7	723
OTO Development, LLC	3	466
Affiliates of IHG including IHG Management (Maryland) LLC and Intercontinental Hotel Group Resources, Inc.	2	395
American Liberty Hospitality, Inc.	2	372
Stonebridge Realty Advisors, Inc.	2	367
Kana Hotels, Inc.	3	315
Total	81	10,957

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

Item 3.        Legal Proceedings.

We are involved from time to time in litigation arising in the ordinary course of business; however, there are currently no pending legal actions that we believe would have a material adverse effect on our financial position or results of operations.

Item 4.        Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NYSE on February 9, 2011 under the symbol “INN.”  Prior to that time, there was no public trading market for our common stock. The last reported sale price for our common stock as reported on the NYSE on February 15, 2017 was $16.11 per share.  The following table sets forth the high and low sales price per share of our common stock per quarter reported on the NYSE, and the distributions declared on our common stock for each of the quarters indicated.

2016	High	Low	Distribution Declared Per Common Share/Unit
Fourth Quarter	$16.04	$12.57	$0.1625
Third Quarter	$14.37	$13.09	$0.1625
Second Quarter	$13.24	$11.06	$0.1325
First Quarter	$11.97	$9.28	$0.1325

2015	High	Low	Distribution Declared Per Common Share/Unit
Fourth Quarter	$13.75	$11.58	$0.1175
Third Quarter	$14.61	$11.36	$0.1175
Second Quarter	$14.22	$12.57	$0.1175
First Quarter	$14.42	$12.25	$0.1175

Stockholder Information

As of February 15, 2017, our common stock was held of record by 321 holders and there were 93,513,014 shares of our common stock outstanding.

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

The timing and frequency of distributions will be authorized by our Board of Directors, in its sole discretion, and declared by us based upon a variety of factors deemed relevant by our directors, including financial condition, restrictions under applicable law and loan agreements, capital requirements and the REIT requirements of the IRC. Our ability to make distributions will generally depend on receipt of distributions from the Operating Partnership, which depends primarily on lease payments from our TRS lessees with respect to our hotels.

We are generally restricted from declaring or paying any distributions, or setting aside any funds for the payment of distributions, on our common stock unless full cumulative distributions on our preferred stock have been declared and either paid or set aside for payment in full for all past distribution periods.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2016 with respect to our securities that may be issued under existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Summit Hotel Properties, Inc. Stockholders (2)	235,000	$9.75	3,271,876
Equity Compensation Plans Not Approved by Summit Hotel Properties, Inc. Stockholders	—	—	—
Total	235,000	$9.75	3,271,876

(1)  Excludes securities reflected in the column entitled “Number of Securities to be Issued Upon Exercise of Outstanding Options.”
(2)  Consists of our Equity Plan.

During the year ended December 31, 2016, certain of our employees chose to have us acquire from them an aggregate of 61,622 common shares to pay their withholding taxes due upon vesting of restricted common shares granted pursuant to share award agreements. The average price paid by us for these shares was $11.63 per share.

Stock Performance Graph

The following graph compares the yearly change in our cumulative total stockholder return on our common shares from December 31, 2011 and through December 31, 2016, with the yearly change in the Standard and Poor’s 500 Stock Index (“S&P 500 Index”), and the SNL US REIT Hotel Index for the same period, assuming a base share price of $100.00 for our common stock, the S&P 500 Index and the SNL US REIT Hotel Index for comparative purposes.  The SNL US REIT Hotel Index is composed of publicly traded REITs, all of which focus on investments in hotel properties.  Total stockholder return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested.  The performance graph is not indicative of future investment performance.  We do not make or endorse any predictions as to future share price performance.

	Period Ended
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Summit Hotel Properties, Inc.	100.00	103.36	102.64	148.42	147.87	207.27
S&P 500 Index	100.00	114.23	151.23	171.93	174.31	195.16
SNL US REIT Hotel	100.00	111.44	140.78	185.83	143.76	178.17

Item 6.        Selected Financial Data.

The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited Consolidated Financial Statements and related notes thereto, appearing elsewhere in this Form 10-K.

(in thousands, except per share amounts)	2016	2015	2014	2013	2012
Statement of Operations Data
Revenues:
Room	$443,270	$436,202	$380,472	$283,279	$154,600
Other hotel operations revenue	30,665	27,253	22,994	15,679	7,100
Total revenues	473,935	463,455	403,466	298,958	161,700
Expenses:
Hotel operating expenses:
Room	110,221	109,844	101,150	80,391	45,130
Other direct	64,608	64,010	55,388	39,815	21,284
Other indirect	120,852	121,974	104,959	78,136	44,028
Total hotel operating expenses	295,681	295,828	261,497	198,342	110,442
Depreciation and amortization	72,406	64,052	63,763	49,330	30,645
Corporate general and administrative	19,292	21,204	19,884	12,929	9,573
Hotel property acquisition costs	3,492	1,246	769	1,886	3,050
Loss on impairment of assets	577	1,115	8,847	1,369	660
Total expenses	391,448	383,445	354,760	263,856	154,370
Operating income	82,487	80,010	48,706	35,102	7,330
Other income (expense):
Interest expense	(28,091)	(30,414)	(28,517)	(21,991)	(14,909)
Gain (loss) on disposal of assets, net	49,855	65,067	391	363	(199)
Other income (expense)	2,560	11,146	595	(1,955)	103
Total other income (expense), net	24,324	45,799	(27,531)	(23,583)	(15,005)
Income (loss) from continuing operations before income taxes	106,811	125,809	21,175	11,519	(7,675)
Income tax benefit (expense)	1,450	(553)	(744)	(4,894)	728
Income (loss) from continuing operations	108,261	125,256	20,431	6,625	(6,947)
Income (loss) from discontinued operations	—	—	492	(728)	4,677
Net income (loss)	108,261	125,256	20,923	5,897	(2,270)
Less - income attributable to non-controlling interests:
Operating partnership	(456)	(819)	(51)	297	1,194
Joint venture	—	—	(1)	(316)	—
Net income (loss) attributable to Summit Hotel Properties, Inc.	107,805	124,437	20,871	5,878	(1,076)
Preferred dividends	(18,232)	(16,588)	(16,588)	(14,590)	(4,625)
Premium on redemption of Series A Preferred Stock	(2,125)	—	—	—	—
Net income (loss) attributable to common stockholders	$87,448	$107,849	$4,283	$(8,712)	$(5,701)
Earnings per share - Basic:
Net income (loss) per share from continuing operations	$1.00	$1.25	$0.04	$(0.11)	$(0.28)
Net income (loss) per share from discontinued operations	—	—	0.01	(0.01)	0.11
Net income (loss) per share	$1.00	$1.25	$0.05	$(0.12)	$(0.17)
Earnings per share - Diluted:
Net income (loss) per share from continuing operations	$1.00	$1.24	$0.04	$(0.11)	$(0.28)
Net income (loss) per share from discontinued operations	—	—	0.01	(0.01)	0.11
Net income (loss) per share	$1.00	$1.24	$0.05	$(0.12)	$(0.17)
Weighted average common shares outstanding:
Basic	86,874	85,920	85,242	70,327	33,717
Diluted	87,343	87,144	85,566	70,327	33,849
Dividends per share	$0.55	$0.47	$0.46	$0.45	$0.45
Balance Sheet Data
Total assets	$1,718,505	$1,575,394	$1,453,835	$1,288,540	$806,388
Debt	$652,414	$671,536	$621,344	$429,653	$308,212
Total equity	$1,013,470	$856,926	$785,201	$822,378	$473,537

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to macroeconomic trends. Key drivers of demand include growth in GDP, corporate profits, capital investments and employment. The recent volatility of the economy and lodging industry and the risk that global and domestic economic conditions may cause economic growth to slow or stall, could adversely affect industry growth expectations. Also, increasing supply in the industry may reduce growth expectations.

The U.S. lodging industry experienced a positive trend through 2016 that we expect to continue at a slower rate in 2017.  According to a report prepared in January 2017 by PricewaterhouseCoopers, LLP, U.S. RevPAR growth in 2016 for Upscale hotels was 2.1%, while projected 2017 RevPAR growth is 1.2%. While we continue to have a positive outlook on national macro-economic conditions and their effect on RevPAR growth, room-night demand expectations for fiscal year 2017 are expected to decelerate from those experienced in 2016 based on anticipated levels of business and leisure travel. While the supply of new hotels under construction has increased and is expected to accelerate in 2017, we expect that our operating results will not be adversely affected to a substantial degree by near-term increases in lodging supply in our markets.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR is an important metric for monitoring operating performance at the individual hotel property level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR are based only on room revenue. Room revenue depends on demand (as measured by occupancy), pricing (as measured by ADR), and our available supply of hotel guestrooms. Our ADR, occupancy and RevPAR performance may be affected by macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, air travel and other business and leisure travel, new hotel property construction, and the pricing strategies of competitors. In addition, our ADR, occupancy and RevPAR performance is dependent on the continued success of our franchisors and brands.

Hotel Property Portfolio Activity

Acquisitions

We acquired four hotel properties in 2016 and seven hotel properties in 2015. A summary of these acquisitions is as follows (dollars in thousands):

Date Acquired	Franchise/Brand	Location	Guestrooms	Purchase Price(1)
Year Ended December 31, 2016
January 19	Courtyard by Marriott	Nashville, TN	226	$71,000
January 20	Residence Inn	Atlanta, GA	160	38,000
August 9	Marriott	Boulder, CO	157	61,400
October 28	Hyatt Place	Chicago, IL	206	73,750
			749	$244,150	(2)
Year Ended December 31, 2015
April 13	Hampton Inn & Suites	Minneapolis, MN	211	$38,951
June 18	Hampton Inn	Boston (Norwood), MA	139	24,000
June 30	Hotel Indigo	Asheville, NC	115	35,000
July 24	Residence Inn	Branchburg, NJ	101	25,700
July 24	Residence Inn	Baltimore (Hunt Valley), MD	141	31,100
October 19	Hyatt House	Miami, FL	156	39,000
October 20	Courtyard by Marriott	Atlanta (Decatur), GA	179	44,000
			1,042	$237,751	(3)

(1)
In addition to the purchase price, we may anticipate investing additional amounts for hotel renovations at the time we purchase a hotel property. Such additional investments are included in our underwriting of the hotel property prior to purchase. See Item 7. – "Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures."

(2)	The net assets acquired totaled $244.7 million due to the purchase at settlement of $0.6 million of net working capital assets.

(3)	The net assets acquired totaled $237.9 million due to the purchase at settlement of $0.1 million of net working capital assets.

The purchase price in 2016 was funded by the net proceeds of our Series D cumulative redeemable preferred stock offering, net proceeds from the sale of common stock, advances on our senior unsecured credit facility, cash generated from the sale of properties, and operating cash flows. The purchase price in 2015 was funded by advances on our senior unsecured credit facility, cash generated from the sale of properties and operating cash flows.

Dispositions to Affiliates of ARCH

On February 11, 2016, we completed the sale of six hotels to affiliates of American Realty Capital Hospitality Trust, Inc. ("ARCH") for an aggregate selling price of $108.3 million (the “ARCH Sale”), with the proceeds from the ARCH Sale being used to complete certain reverse 1031 Exchanges. The hotels acquired by us for the reverse 1031 Exchanges included the 179-guestroom Courtyard by Marriott, Atlanta (Decatur), GA on October 20, 2015, for a purchase price of $44.0 million and the 226-guestroom Courtyard by Marriott, Nashville, TN for a purchase price of $71.0 million on January 19, 2016.  The completion of the reverse 1031 Exchanges resulted in the deferral of taxable gains of approximately $74.0 million and the pay-down of our unsecured revolving credit facility by $105.0 million.  Additionally, we repaid a mortgage loan totaling $5.8 million related to sale of the Springhill Suites, Denver, CO to ARCH. The sale to ARCH resulted in a $56.8 million gain, of which $20.0 million was initially deferred related to the seller financing described below. Through December 31, 2016, we have recognized as income $5.0 million of the deferred gain upon receipt of scheduled repayments of the principal balance of the loan from ARCH.

On February 11, 2016, the Operating Partnership entered into a loan agreement with ARCH, as borrower, which provides for a loan by the Operating Partnership to ARCH in the amount of $27.5 million (the “Loan” or “Loan Agreement”) as further described below.  The proceeds of the Loan were required to be applied by ARCH as follows: (i) $20.0 million was applied toward the payment of a portion of the $108.3 million purchase price for the six hotels acquired by ARCH as part of the ARCH Sale; and (ii) the remaining $7.5 million was applied by ARCH to fund the escrow deposit required by the Reinstatement Agreement described below.

As previously disclosed by us in a Current Report on 8-K filed on February 16, 2016, and a Current Report on 8-K filed on January 6, 2017, we and American Realty Capital Hospitality Portfolio SMT ALT, LLC (“ARCH Purchaser”), an affiliate of ARCH, entered into a letter agreement (the “Reinstatement Agreement”) to reinstate the Real Estate Purchase and Sale Agreement, dated as of June 2, 2015, as modified by the Reinstatement Agreement, (the “Purchase Agreement”) in its entirety, and further amended by the 2017 Letter Agreement defined below.

Pursuant to the Purchase Agreement, the ARCH Purchaser had the right to acquire from the Company fee simple interests in the eight hotels (the “Remaining Hotels”) listed below containing a total of 741 guestrooms for an aggregate purchase price of $77.2 million with a closing that was required to occur by January 10, 2017. On January 10, 2017, the Company and ARCH Purchaser entered into a letter agreement to extend the required closing date of the Purchase Agreement to January 12, 2017.

Hotel	Location	Guestrooms
Courtyard by Marriott	Jackson, MS	117
Courtyard by Marriott	Germantown, TN	93
Courtyard by Marriott	El Paso, TX	90
Fairfield Inn & Suites	Germantown, TN	80
Homewood Suites	Ridgeland, MS	91
Residence Inn	Jackson, MS	100
Residence Inn	Germantown, TN	78
Staybridge Suites	Ridgeland, MS	92
Total		741

On January 12, 2017, the Company and the ARCH Purchaser entered into a letter agreement (the “2017 Letter Agreement”) to amend the terms of the Purchase Agreement as follows:

The closing date of the sale of the Remaining Hotels, except the Courtyard by Marriott, El Paso, TX (the “El Paso Courtyard”), is scheduled to occur on or before April 27, 2017 (the “Closing Date”), or at such later date as the closing may be adjourned or extended in accordance with the express terms of the Reinstatement Agreement. The closing date for the El Paso Courtyard is scheduled to occur on October 24, 2017 (the “El Paso Closing Date”).  If, on the El Paso Closing Date, the El Paso Courtyard is under contract to be sold to a bona fide third-party purchaser that is not an affiliate of the Company, the ARCH Purchaser will not be obligated to purchase the hotel.

The Company continues to have the right to market and ultimately sell, without the consent of the ARCH Purchaser, any or all of the Remaining Hotels to a bona fide third-party purchaser that is not an affiliate of the Company.  If the Company sells some, but not all, of the Remaining Hotels to a bona fide third-party purchaser, then the purchase price to be paid by the ARCH Purchaser for the Remaining Hotels will be reduced accordingly.

Modification of $27.5 Million Loan Agreement

On January 12, 2017, we entered into a First Amendment to Loan Agreement with ARCH modifying the terms of the Loan.

The outstanding principal amount of the Loan, and any accrued and unpaid interest, will be due and payable on February 11, 2018 (the “Maturity Date”), unless extended pursuant to the Loan Agreement. Any payment-in-kind (“PIK”) interest accrued as of January 12, 2017, under the terms of the Loan Agreement will be deferred until the earlier of the Closing Date or the termination of the Purchase Agreement as the result of a breach by the ARCH Purchaser. However, if the sale of the Remaining Hotels occurs on the Closing Date, the entire principal amount of the Loan and any accrued and unpaid interest, including the PIK interest accrued through the Closing Date, will be due and payable on the Closing Date. If the sale of the Remaining Hotels does not occur on the Closing Date, ARCH is required to immediately pay the outstanding PIK accrued through February 11, 2017, and to repay a portion of the outstanding principal balance of the Loan in an aggregate amount of $2.0 million, to be paid in two equal installments of $1.0 million, on the last day of August and September 2017. The Loan may be prepaid in whole or in part at any time by ARCH without payment of any penalty or premium. ARCH shall be deemed to be in default of the Second Loan Agreement (as defined below) if it is in default under the terms of the Loan Agreement.

Execution of $3.0 Million Loan Agreement

On January 12, 2017, we entered into a loan agreement with ARCH, as borrower, which provides for a loan to ARCH in the amount of $3.0 million (the “Second Loan” or “Second Loan Agreement”).  The proceeds of the Second Loan will be deemed as consideration for the 2017 Letter Agreement, but shall not be collectible by us unless the Purchase Agreement is terminated as a result of a breach by the ARCH Purchaser.

The outstanding principal amount of the Second Loan, and any accrued and unpaid interest, shall be due and payable on July 31, 2017 (the “Maturity Date”). However, if the sale of the Remaining Hotels occurs on the Closing Date, the entire principal amount of the Second Loan shall be deemed paid in full and ARCH shall have no further obligations to us except for payment of any unpaid interest accrued and payable as of the Closing Date. If the sale of the Remaining Hotels does not occur on the Closing Date, ARCH is required to repay the principal amount of the Second Loan in installments of $1.0 million on the last day of each of May, June and July 2017. The Second Loan may be prepaid in whole or in part at any time, without payment of any penalty or premium. The ARCH Borrower shall be deemed to be in default of the Loan Agreement if it is in default of the Second Loan Agreement.

Interest will accrue on the unpaid principal balance of the Second Loan at a rate of 13.0% per annum from the date of the Second Loan to February 11, 2017, and at 14.0% per annum from February 11, 2017, to the earlier of the Closing Date or the Maturity Date. An amount equal to 9.0% per annum is to be paid monthly beginning January 31, 2017.  The remaining 4.0%, 5.0% and any other unpaid interest, as the case may be, will accrue and be compounded monthly.

Other Dispositions

On May 13, 2016, we completed the sale of the Holiday Inn Express & Suites in Irving (Las Colinas), TX for $10.5 million.

We also completed the sale of two properties previously contracted for sale to the ARCH Purchaser to third parties unrelated to the ARCH Purchaser under the terms of the Reinstatement Agreement. The first sale was the Aloft in Jacksonville, FL for $8.6 million on June 1, 2016. The second sale was the Holiday Inn Express in Vernon Hills, IL for $5.9 million on June 7, 2016. The proceeds from the sale of the Holiday Inn Express & Suites in Irving (Las Colinas), TX and the Holiday Inn Express in Vernon Hills, IL were used to complete a reverse 1031 Exchange with the acquisition of the 160-guestroom Residence Inn by Marriott in Atlanta, GA on January 20, 2016 for a purchase price of $38.0 million. The completion of the reverse 1031 Exchange resulted in the deferral of taxable gains of approximately $5.1 million.

On July 6, 2016, we completed the sale of the Hyatt Place in Irving (Las Colinas), TX for $14.0 million. The proceeds from the sale of this property were used to complete a 1031 Exchange related to the purchase of the 157-guestroom Marriott in Boulder, CO on August 9, 2016 for a purchase price of $61.4 million. The completion of the 1031 Exchange resulted in the deferral of taxable gains of approximately $7.5 million.

The sale of these four properties during the year ended December 31, 2016 resulted in the realization of a combined net gain of $8.1 million.

A summary of the dispositions in 2016 and 2015 follows (dollars in thousands):

Disposition Date	Franchise/Brand	Location	Guestrooms	Gross Sales Price
Year Ended December 31, 2016
February 11	Fairfield Inn & Suites	Bellevue, WA	144	$34,274
February 11	Fairfield Inn & Suites	Spokane, WA	84	13,542
February 11	Fairfield Inn & Suites	Denver, CO	160	19,118
February 11	Springhill Suites	Denver, CO	124	12,965
February 11	Hampton Inn	Fort Collins, CO	75	6,987
February 11	Hilton Garden Inn	Fort Collins, CO	120	21,397
May 13	Holiday Inn Express	Irving (Las Colinas), TX	128	10,500
June 1	Aloft	Jacksonville, FL	136	8,590
June 7	Holiday Inn Express	Vernon Hills, IL	119	5,900
July 6	Hyatt Place	Irving (Las Colinas), TX	122	14,000
Total			1,212	$147,273
Year Ended December 31, 2015
October 15	Hampton Inn	Medford, OR	75	$12,873
October 15	DoubleTree	Baton Rouge, LA	127	17,938
October 15	Fairfield Inn & Suites	Baton Rouge, LA	78	4,868
October 15	Springhill Suites	Baton Rouge, LA	78	7,593
October 15	TownePlace Suites	Baton Rouge, LA	90	8,086
October 15	Hampton Inn & Suites	El Paso, TX	139	22,672
October 15	Hampton Inn	Fort Wayne, IN	118	12,817
October 15	Residence Inn	Fort Wayne, IN	109	14,829
October 15	Courtyard	Flagstaff, AZ	164	31,609
October 15	Springhill Suites	Flagstaff, AZ	112	16,784
Total			1,090	$150,069

The sale of the ten properties during the year ended December 31, 2016 resulted in the realization of a combined net gain of $49.8 million.

Hotel Revenues and Operating Expenses

Our revenues are derived from hotel operations and consist of room revenue and other hotel operations revenue. As a result of our focus on select-service hotels, substantially all of our revenues are related to the sales of hotel guestrooms. Our other hotel operations revenue consists of ancillary revenues related to food and beverage sales, meeting rooms, retail space available for long-term lease and other guest services provided at certain of our hotel properties.

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

Results of Operations

The comparisons that follow should be reviewed in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K. Hotel properties classified as discontinued operations prior to our adoption of Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements and Property, Plant and Equipment," are not included in the discussion below.

Comparison of 2016 to 2015

The following table contains key operating metrics for our total portfolio and our same-store portfolio for 2016 compared with 2015 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned or leased as of December 31, 2016 and that we have owned or leased at all times since January 1, 2015.

	2016		2015		Year-over-Year Dollar Change		Year-over-Year Percentage/Basis Point Change
	Total Portfolio (81 hotels)	Same-Store Portfolio (70 hotels)	Total Portfolio (87 hotels)	Same-Store Portfolio (70 hotels)	Total Portfolio (81/87 hotels)	Same-Store Portfolio (70 hotels)	Total Portfolio (81/87 hotels)		Same-Store Portfolio (70 hotels)
Total revenues	$473,935	$384,815	$463,455	$372,370	$10,480	$12,445	2.3%		3.3%
Hotel operating expenses	$295,681	$242,891	$295,828	$238,639	$(147)	$4,252	0.0%		1.8%
Occupancy	77.9%	77.7%	77.2%	77.1%	n/a	n/a	70	bps	60	bps
ADR	$141.77	$138.75	$132.32	$135.27	$9.45	$3.48	7.1%		2.6%
RevPAR	$110.41	$107.83	$102.20	$104.35	$8.21	$3.48	8.0%		3.3%

The total portfolio information above includes revenues and expenses from the four hotels we acquired in 2016 (the “2016 Acquired Hotels”) and the seven hotel properties we acquired in 2015 (the “2015 Acquired Hotels”) from the date of acquisition through December 31, 2016, and operating information (occupancy, ADR, and RevPAR) for the period each hotel was owned. Accordingly, the information does not reflect a full twelve months of operations in 2016 for the 2016 Acquired Hotels or a full twelve months of operations in 2015 for the 2015 Acquired Hotels. The combined 2016 Acquired Hotels and 2015 Acquired Hotels are referred to as the “2016/2015 Acquired Hotels.”

Revenues. Total revenues increased $10.5 million, or 2.3%, in 2016. The growth was due to a $12.4 million increase in same-store revenues and a $57.9 million increase in revenues at the 2016/2015 Acquired Hotels partially offset by a $59.8 million decrease in revenue related to the hotel properties sold during the period.

The same-store revenue increase of 3.3% in 2016, was due to a 60 basis point increase in same-store occupancy in 2016 compared with 2015, and a 2.6% increase in same-store ADR in 2016 compared with 2015. The increases in same-store occupancy and same-store ADR resulted in an 3.3% increase in same-store RevPAR from 2015 to 2016. These increases were due to general economic conditions, our strong revenue and asset management programs, hotel industry fundamentals and strategic and brand-required renovations made at our same-store hotel properties.

Hotel Operating Expenses. Hotel operating expenses for the total portfolio decreased $0.1 million in 2016, as fixed expense savings offset increases in variable costs related to the $10.5 million, or 2.3%, increase in total revenues. In addition, the increase in variable costs in 2016 for the total portfolio was driven by a $4.3 million increase in same-store portfolio expenses due to variable costs associated with the $12.4 million increase in same-store portfolio revenues. Operating Margins for the same-store portfolio improved in 2016, with same-store hotel operating expenses declining as a percentage of same-store revenue from 64.1% in 2015 to 63.1% in 2016, due to consistent fixed expenses and increases in revenues at the same-store hotel properties in 2016.

Other direct expense for the same-store portfolio increased by 2.6% in 2016, reflecting an increase commensurate with the increase in revenue. Other indirect expense for the same-store portfolio decreased by 0.1% in 2016 as property tax expense savings were offset by increased management expenses and travel agent commissions.

The following table summarizes our hotel operating expenses for our same-store (70 hotels) portfolio for 2016 and 2015 (dollars in thousands):

			Percentage	Percentage of Revenue
	2016	2015	Change	2016	2015
Rooms expense	$91,162	$88,139	3.4%	23.7%	23.7%
Other direct expense	52,962	51,595	2.6%	13.8%	13.9%
Other indirect expense	98,767	98,905	(0.1)%	25.7%	26.6%
Total hotel operating expenses	$242,891	$238,639	1.8%	63.1%	64.1%

Depreciation and Amortization. Depreciation and amortization expense increased $8.4 million, or 13.0%, in 2016, primarily due to incremental depreciation associated with the 2016/2015 Acquired Hotels partially offset by the decrease in depreciation and amortization related to the disposed properties, and properties moved to Assets Held for Sale resulting in depreciation expense no longer being recorded related to these assets in 2016.  The 2016 depreciation and amortization expense includes $72.1 million of real estate-related depreciation and $0.3 million of franchise application fee amortization. The 2015 depreciation and amortization expense includes $63.7 million of real estate-related depreciation and $0.4 million of franchise application fee amortization.

Corporate General and Administrative. Corporate general and administrative expenses decreased by $1.9 million, or 9.0%, in 2016. This decrease was primarily due to non-recurring severance costs of $3.1 million in 2015. This decrease was partially offset by a $1.0 million increase in employee-related costs.

Loss on impairment of assets. At December 31, 2016, we were under contract to sell the Courtyard by Marriott in El Paso, TX for $11.0 million. We recorded a loss on impairment of assets of $0.6 million to reduce the carrying value of the assets to the estimated net selling price. This hotel is one of the eight remaining Reinstated Hotels and is under contract to be sold to a third party that is unrelated to ARCH. In 2015, we determined that the value of land parcels in San Antonio, TX, Fort Myers, FL and Flagstaff, AZ were impaired based on market conditions.  As such, we recognized a loss on impairment of assets of $1.1 million for the year ended December 31, 2015.

Gain on Disposal of Assets. Gain on disposal of assets decreased by $15.2 million in 2016.  This reduction is primarily due to the sale of ten hotels in 2015 for a net gain of $66.6 million and the sale of ten hotels in 2016 for a net gain of $49.8 million.

Other Income/Expense. Other income decreased by $8.6 million, or 77.0%, in 2016, primarily due to the earnest money deposit of $9.1 million that we received in the fourth quarter of 2015 as a result of ARCH terminating the agreement to purchase ten hotel properties that was scheduled to close on December 29, 2015.

Income Tax Expense/Benefit. Our total income tax benefit in 2016 was $1.5 million based on the performance of our TRS lessees and a deferred tax adjustment related to corporate general and administrative expenses allocated to our TRS lessees.

In 2015, income tax expense was $0.6 million due in part to the valuation allowance recorded against our deferred tax assets.  At December 31, 2015, we reduced our valuation allowance to zero as we had sufficient positive evidence to conclude that a U.S. valuation allowance was no longer needed on our net deferred tax assets.  The release of the valuation allowance resulted in a non-cash tax benefit of $0.1 million.

Comparison of 2015 to 2014

The following table contains key operating metrics for our total portfolio and our same-store portfolio for 2015 compared with 2014 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned or leased as of December 31, 2015 and that we have owned or leased at all times since January 1, 2014.

	2015		2014		Year-over-Year Dollar Change		Year-over-Year Percentage/Basis Point Change
	Total Portfolio (87 hotels)	Same-Store Portfolio (74 hotels)	Total Portfolio (90 hotels)	Same-Store Portfolio (74 hotels)	Total Portfolio (87/90 hotels)	Same-Store Portfolio (74 hotels)	Total Portfolio (87/90 hotels)		Same-Store Portfolio (74 hotels)
Total revenues	$463,455	$357,701	$403,466	$330,353	$59,989	$27,348	14.9%		8.3%
Hotel operating expenses	$295,828	$231,060	$261,497	$215,447	$34,331	$15,613	13.1%		7.2%
Occupancy	77.2%	76.9%	75.7%	75.3%	n/a	n/a	150	bps	160	bps
ADR	$132.32	$128.48	$122.52	$121.18	$9.80	$7.30	8.0%		6.0%
RevPAR	$102.20	$98.77	$92.71	$91.28	$9.49	$7.48	10.2%		8.2%

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

Revenues. Total revenues increased $60.0 million, or 14.9%, in 2015. The growth was due to a $27.3 million increase in same-store revenues and a $39.0 million increase in revenues at the 2015/2014 Acquired Hotels.

The same-store revenue increase of 8.3% in 2015 was due to a 160 basis point increase in same-store occupancy in 2015 compared with 2014, and a 6.0% increase in same-store ADR in 2015 compared with 2014. The increases in same-store occupancy and same-store ADR resulted in an 8.2% increase in same-store RevPAR in 2015. These increases were due to general economic conditions, our strong revenue and asset management programs, hotel industry fundamentals and strategic and brand-required renovations made at our same-store hotel properties.

Hotel Operating Expenses. Hotel operating expenses for the total portfolio increased $34.3 million, or 13.1%, in 2015. This increase is due in part to a $23.5 million increase in hotel operating expenses related to the 2015/2014 Acquired Hotels. In addition, the increase in hotel operating expenses in 2015 for the total portfolio was driven by a $15.6 million increase in same-store hotel operating expenses due to variable costs related to the $27.3 million, or 8.3%, increase in same-store revenue. Operating Margins for the same-store portfolio improved in 2015 compared to 2014, with same-store hotel operating expenses declining as a percentage of same-store revenue from 65.2% in 2014 to 64.6% in 2015, due to consistent fixed expenses and increasing revenues at the same-store hotel properties in 2015.

Other direct expense for the same-store portfolio increased by 8.1% in 2015, reflecting an increase commensurate with the increase in revenue. Other indirect expense for the same-store portfolio increased by 10.9% in 2015 due to a $4.4 million increase in management expenses and travel agent commissions and a $3.6 million increase in property tax expense.

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

Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million, or 0.5%, in 2015, primarily due to incremental depreciation associated with the 2015/2014 Acquired Hotels offset by the effect of the reclassification of 26 hotel properties to Assets Held for Sale resulting in depreciation expense no longer being recorded related to these assets in 2015.  The 2015 depreciation and amortization expense includes $63.7 million of real estate-related depreciation and $0.4 million of franchise application fee amortization. The 2014 depreciation and amortization expense includes $63.3 million of real estate-related depreciation and $0.5 million of franchise application fee amortization.

Corporate General and Administrative. Corporate general and administrative expenses increased by $1.3 million, or 6.6%, in 2015. This increase was primarily due to non-recurring severance costs of $3.1 million in 2015.  This increase was partially offset by a $1.0 million reduction in professional fees incurred in 2014 but not in 2015 related to the establishment of new procedures and systems for intercompany account reconciliations and $0.8 million in executive and board of directors recruiting fees recorded during 2014.

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

Gain on Disposal of Assets. Gain on disposal of assets increased by $64.7 million in 2015.  This increase was primarily due to the sale of ten properties to ARCH on October 15, 2015 for a gain of $66.6 million.

Other Income/Expense. Other income increased $10.6 million, or 1,773%, in 2015 primarily due to the earnest money deposit of $9.1 million that we received in the fourth quarter of 2015 as a result of ARCH terminating the agreement to purchase ten hotel properties that was scheduled to close on December 29, 2015.

Income Tax Expense/Benefit. Our total income tax expense in 2015 was $0.5 million.  Our income tax expense was minimal due in part to the valuation allowance recorded against our deferred tax assets.  At December 31, 2015, we reduced our valuation allowance to zero as we had sufficient positive evidence to conclude that a U.S. valuation allowance was no longer needed on our net deferred tax assets.  The positive evidence included two consecutive years of profitability. The release of the valuation allowance resulted in a non-cash tax benefit of $0.1 million.

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

Discontinued Operations

Pursuant to our strategy, we periodically evaluate our hotel properties for potential sale and redeployment of capital. When a hotel property was sold or identified as being held for sale, we reported its historical and future results of operations, including impairment charges, in discontinued operations until we adopted ASU No. 2014-08 in the first quarter of 2014. Since adoption of ASU No. 2014-08, we have not included historical and future results of operations for our properties sold or identified as being held for sale. Discontinued operations in 2014 include the following hotel properties that have been sold:

•AmericInn Hotel & Suites and Aspen Hotel & Suites in Fort Smith, AR - sold on January 17, 2014; and
•Hampton Inn in Fort Smith, AR - sold on September 9, 2014.

A summary of results from our hotel properties included in discontinued operations follows (in thousands):

2014
Revenues	$3,128
Hotel operating expenses	(2,304)
Depreciation and amortization	(13)
Loss on impairment of assets	(400)
Operating income	411
Gain on disposal of assets	55
Income before taxes	466
Income tax benefit	26
Income from discontinued operations	$492

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

Funds From Operations

As defined by the National Association of Real Estate Investment Trusts, (“NAREIT”), FFO represents net income or loss (computed in accordance with GAAP), excluding preferred dividends, gains (or losses) from sales of real property, impairment losses on real estate assets, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization related to real estate assets, and adjustments for unconsolidated partnerships and joint ventures. Unless otherwise indicated, we present FFO applicable to our common shares and Common Units. We present FFO because we consider it an important supplemental measure of our operational performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, it provides a performance measure that, when compared year over year, reflects the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our computation of FFO differs slightly from the computation of NAREIT-defined FFO related to the reporting of corporate depreciation and amortization expense. Our computation of FFO may also differ from the methodology for calculating FFO used by other equity REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. Where indicated in this Annual Report on Form 10-K, FFO is based on our computation of FFO and not the computation of NAREIT-defined FFO unless otherwise noted.

The following is a reconciliation of our GAAP net income to FFO for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share/unit amounts):

	2016	2015	2014
Net income	$108,261	$125,256	$20,923
Preferred dividends	(18,232)	(16,588)	(16,588)
Premium on redemption of Series A Preferred Stock	(2,125)	—	—
Net income applicable to common shares and common units	87,904	108,668	4,335
Real estate-related depreciation	72,063	63,675	63,291
Loss on impairment of assets	577	1,115	9,247
Gain on disposal of assets	(49,855)	(65,067)	(446)
Non-controlling interest in joint venture	—	—	(1)
Adjustments related to joint venture	—	—	(204)
FFO applicable to common shares and common units	$110,689	$108,391	$76,222
FFO per common share/common unit	$1.26	$1.24	$0.88
Weighted average diluted common shares/common units(1)	87,798	87,144	86,590

(1)       Includes Common Units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the Common Units are redeemable for cash or, at our election, shares of our common stock.

During the year ended December 31, 2016, FFO applicable to common shares and common units increased by $2.3 million, or 2.1%, over the prior year primarily due to an increase in total revenues of $10.5 million partially offset by a decrease in other income of $8.6 million during the year ended December 31, 2016 in comparison with the prior year. The increase in revenues was the result of increases in occupancy and ADR as discussed above under “Results of Operations — Comparison of 2016 to 2015 — Revenues.”  The decline in other income was primarily due to the $9.1 million earnest money deposit that was forfeited by ARCH in the fourth quarter of 2015 as a result of terminating the agreement to purchase ten hotel properties that was scheduled to close on December 29, 2015.

During the year ended December 31, 2015, FFO applicable to common shares and common units increased by $32.2 million, or 42.2%, over the prior year primarily due to an increase in total revenues of $60.0 million during the year ended December 31, 2015 in comparison with the prior year, which resulted in an increase in net income (adjusted for non-cash items such as depreciation and amortization, loss on impairment of assets, equity-based compensation and gains on the disposal of assets) of $34.7 million for the year ended December 31, 2015 over the prior year.  The increase in revenues was the result of increases in occupancy and ADR as discussed above under “Results of Operations — Comparison of 2015 to 2014 — Revenues.”

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

The following is a reconciliation of our GAAP net income to EBITDA for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Net income	$108,261	$125,256	$20,923
Depreciation and amortization	72,406	64,052	63,776
Interest expense	28,091	30,414	28,517
Interest income	(22)	(998)	(690)
Income tax (benefit) expense	(1,450)	553	718
Non-controlling interest in joint venture	—	—	(1)
Adjustments related to joint venture	—	—	(204)
EBITDA	$207,286	$219,277	$113,039

During the year ended December 31, 2016, EBITDA decreased by $12.0 million, or 5.5%, from the prior year primarily due to a decrease in gain on disposal of assets of $15.2 million and other income of $8.6 million, partially offset by an increase in total revenues of $10.5 million during the year ended December 31, 2016 in comparison with the prior year. The increase in revenues was the result of increases in occupancy and ADR as discussed above under “Results of Operations — Comparison of 2016 to 2015 — Revenues.” The decline in other income was primarily due to the $9.1 million earnest money deposit that was forfeited by ARCH in the fourth quarter of 2015 as a result of terminating the agreement to purchase ten hotel properties that was scheduled to close on December 29, 2015.

During the year ended December 31, 2015, EBITDA increased by $106.2 million, or 94.0%, over the prior year primarily due to an increase in net income of $104.3 million during the year ended December 31, 2015 in comparison with the prior year.  The increase in net income was primarily driven by an increase in revenues of $60.0 million and an increase in gain on disposal of assets of $64.6 million during the year ended December 31, 2015.  The increase in revenues was the result of increases in occupancy and ADR as discussed above under “Results of Operations — Comparison of 2015 to 2014 — Revenues.”

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

At December 31, 2016, we had $7.7 million of mortgage debt that matures in 2017.  We have other scheduled principal debt payments in 2017 of $8.1 million. Although we believe we will have the capacity to satisfy these debt maturities and pay these scheduled principal debt payments or that we will be able to fund them using draws under our $450 million senior unsecured credit facility, there can be no assurances that our credit facility will be available to repay such amortizing debt as draws under our credit facility are subject to certain financial covenants.

We anticipate making renovations and other non-recurring capital expenditures with respect to our hotel properties pursuant to property improvement plans required by our franchisors and our internal quality standards. We expect 2017 capital expenditures for these activities at hotel properties we own as of February 15, 2017 to be in the range of $35.0 million to $45.0 million.  Actual amounts may differ from our expectations.  We may also make renovations and incur other non-recurring capital expenditures in 2017 at hotel properties we acquire in the future.

Cash Flow Analysis

The increase in net cash provided by operating activities of $5.7 million from 2015 to 2016 primarily resulted from an increase in net income of $2.4 million, after adjusting for non-cash items, and net changes in working capital of $3.4 million.

The $23.3 million increase in net cash used in investing activities in 2016 compared with 2015 is primarily due to an increase in cash used for asset acquisitions of $8.2 million and an increase in funding of real estate loans, net of repayments, of $17.1 million.

The $32.2 million increase in net cash from financing activities in 2016 compared with 2015 is primarily due to the net proceeds from stock offerings of $161.3 million partially offset by a decrease in net borrowings of $69.8 million, cash paid for the redemption of preferred stock of $50.0 million and an increase in dividends of $9.1 million.

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

The $100.6 million decrease in net cash from financing activities in 2015 compared with 2014 resulted primarily from a reduction in net borrowings of $97.5 million.

Outstanding Indebtedness

At December 31, 2016, we had $317.6 million in outstanding indebtedness secured by first priority mortgage liens on 33 hotel properties. We also had borrowed $200.0 million on our $450 million senior unsecured credit facility (the “2016 Unsecured Credit Facility”) and we had borrowed $140.0 million on our unsecured term loan, both of which were supported at December 31, 2016 by a borrowing base of 46 unencumbered hotel properties. At December 31, 2016, the maximum amount of borrowing permitted under the $450 million senior unsecured credit facility was $450.0 million, of which we had borrowed $200.0 million and $250.0 million was available to borrow.

At February 15, 2017, we had borrowed $185.0 million on our $450 million senior unsecured credit facility and we had borrowed $140.0 million on our unsecured term loan, both of which were supported by 46 hotel properties included in the credit facility borrowing bases.  In addition, we have two other hotels with a total of 363 guestrooms unencumbered by mortgage debt that are available to be used as collateral for future loans. Please see "Note 5 - Debt" to the Consolidated Financial Statements for additional information concerning the 2016 Unsecured Credit Facility and our unsecured term loan.

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

We intend to maintain a prudent capital structure and, while the ratio will vary from time to time, we generally intend to limit our ratio of indebtedness to EBITDA to no more than 6.0x. For purposes of calculating this ratio, we exclude preferred stock from indebtedness.

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

     A summary of our debt at December 31, 2016 is as follows (dollars in thousands):

Lender	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Encumbered Properties	Principle Amount Outstanding
$450 Million Senior Unsecured Credit Facility
Deutsche Bank AG New York Branch
$300 Million Revolver	2.27% Variable	n/a	March 31, 2020	n/a	$50,000
$150 Million Term Loan	2.86% Variable(1)	n/a	March 31, 2021	n/a	150,000
Total Senior Unsecured Credit Facility					200,000

Unsecured Term Loan
KeyBank National Association, as Administrative Agent
Term Loan	2.57% Variable	n/a	April 7, 2022	n/a	140,000

Secured Mortgage Indebtedness
Voya (formerly ING Life Insurance and Annuity)	5.18% Fixed	20	March 1, 2019	2(2)	41,328
	5.18% Fixed	20	March 1, 2019	4(2)	37,042
	5.18% Fixed	20	March 1, 2019	3(2)	23,889
	5.18% Fixed	20	March 1, 2019	1(2)	16,970
KeyBank National Association	4.46% Fixed	30	February 1. 2023	4	27,473
	4.52% Fixed	30	April 1, 2023	3	21,291
	4.30% Fixed	30	April 1, 2023	3	20,626
	4.95% Fixed	30	August 1, 2023	2	36,741
Bank of America Commercial Mortgage	6.41% Fixed	25	September 1, 2017	1	7,661
Western Alliance Bank (formerly GE Capital Financial, Inc.)	5.39% Fixed	25	April 1, 2020	1	8,912
	5.39% Fixed	25	April 1, 2020	1	4,798
MetaBank	4.25% Fixed	20	August 1, 2018	1	6,588
Bank of Cascades	2.77% Variable	25	December 19, 2024	1(3)	9,289
	4.30% Fixed	25	December 19, 2024	—(3)	9,289
Compass Bank	3.17% Variable	25	May 6, 2020	3	23,394
Western Alliance Bank (formerly GE Capital Corp.)	5.39% Fixed	25	April 1, 2020	1	5,910
	5.39% Fixed	25	April 1, 2020	1	5,046
U.S. Bank, NA	6.13% Fixed	25	November 11, 2021	1	11,303
Total Mortgage Loans					317,550
Total Debt				33	$657,550

(1) Our interest rate swap fixed a portion of the interest on this loan. See "Note 6 - Derivative Financial Instruments and Hedging" to the Consolidated Financial Statements.
(2) The ten hotel properties encumbered by the Voya mortgage loans are cross-collateralized, and the four Voya mortgage loans are cross-defaulted.
(3) The Bank of Cascades mortgage loans are secured by the same collateral and cross-defaulted.

Equity Transactions

On June 28, 2016, we completed the offering of 3,000,000 shares of our 6.45% Series D cumulative redeemable preferred stock for net proceeds of $72.3 million, after the underwriting discount and offering-related expenses of $2.7 million. The proceeds were used to repay the outstanding balance on our revolving line of credit and for other general corporate purposes.

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

Pursuant to the Sales Agreements, the Shares may be offered and sold through members of the Bank Group in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions.  Members of the Bank Group will be entitled to compensation of up to 2.0% of the gross proceeds of Shares sold through members of the Bank Group from time to time under the Sales Agreements. The Company has no obligation to sell any of the Shares under the Sales Agreements and may at any time suspend solicitations and offers under, or terminate, the Sales Agreements.

During the year ended December 31, 2016, we sold 6,151,514 shares of our common stock under the 2016 ATM Program for net proceeds of $89.1 million. The proceeds were used to pay down our revolving line of credit which had been used for acquisitions and other general corporate purposes.

On October 28, 2016, we paid $50.7 million to redeem all 2,000,000 of our outstanding 9.25% Series A cumulative redeemable preferred shares at a redemption price of $25 per share plus accrued and unpaid dividends.

Capital Expenditures

During the year ended December 31, 2016, we funded $42.4 million in capital expenditures.  We anticipate spending an estimated $35.0 million to $45.0 million on capital expenditures in 2017. We expect to fund these expenditures through a combination of cash provided by operations, working capital, borrowings under our 2016 Unsecured Credit Facility, or other potential sources of capital, to the extent available to us.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at December 31, 2016 (dollars in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Debt obligations (1)	$770,526	$41,624	$228,832	$238,114	$261,956
Operating lease obligations (2)	114,929	1,384	3,540	3,727	106,278
Purchase obligations (3)	6,757	6,757	—	—	—
Total	$892,212	$49,765	$232,372	$241,841	$368,234

(1)
Amounts shown include amortization of principal, maturities, and estimated interest payments. Interest payments on our variable rate debt have been estimated using the interest rates in effect at December 31, 2016, after giving effect to our interest rate swap.

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

Critical Accounting Policies

See "Note 2 - Summary of Significant Accounting Policies" to the Consolidated Financial Statements.

New Accounting Standards

See "Note 2 - Summary of Significant Accounting Policies" to the Consolidated Financial Statements.

Recent Developments

Equity Transactions

On January 1, 2017, we had 39,959 of our outstanding performance-based restricted stock awards granted pursuant to our Equity Plan vest.

On January 24, 2017, our Board of Directors declared cash dividends of $0.1625 per share of common stock, $0.4921875 per share of 7.875% Series B Cumulative Redeemable Preferred Stock, $0.4453125 per share of 7.125% Series C Cumulative Redeemable Preferred Stock, and $0.403125 per share of 6.45% Series D Cumulative Redeemable Preferred Stock. These dividends are payable February 28, 2017 to stockholders of record on February 14, 2017.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that impact market-sensitive instruments. In pursuing our business strategies, the primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is to 30-day LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. On a limited basis we also use derivative financial instruments to manage interest rate risk.

At December 31, 2016, we were party to an interest rate derivative agreement, with a total notional amount of $75.0 million, where we receive variable-rate payments in exchange for making fixed-rate payments. This agreement is accounted for as a cash flow hedge and has a termination value of $1.2 million. The interest rate swap expires on October 1, 2018.

At December 31, 2016, after giving effect to our interest rate derivative agreement, $359.9 million, or 54.7%, of our debt had fixed interest rates and $297.7 million, or 45.3%, had variable interest rates.  At December 31, 2015, after giving effect to our interest rate derivative agreements, $402.7 million, or 59.5%, of our debt had fixed interest rates and $274.4 million, or 40.5%, had variable interest rates. Assuming no increase in the level of our variable rate debt outstanding as of December 31, 2016, if interest rates increased by 1.0% our cash flow would decrease by approximately $3.0 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At December 31, 2016, we have $7.7 million of debt maturing in 2017 all of which has fixed rates. Additionally, we have other scheduled payments of principal on debt in 2017 totaling $8.1 million.

Item 8.        Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are included on pages F-1 through F-43 of this Annual Report on Form 10-K and are incorporated by reference herein.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that we had effective internal control over financial reporting as of December 31, 2016.

Ernst & Young LLP, our independent registered public accounting firm, has issued an auditor’s attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. This report is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the year ended December 31, 2016.

Item 9B.    Other Information.

None.

 PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Definitive Proxy Statement on Schedule 14A (the “2017 Proxy Statement”) for the 2017 Annual Meeting of Stockholders.

Item 11.                          Executive Compensation.

The information required by this item is incorporated by reference to our 2017 Proxy Statement.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our 2017 Proxy Statement.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our 2017 Proxy Statement.

Item 14.                          Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our 2017 Proxy Statement.

PART IV

Item 15.                          Exhibits and Financial Statement Schedules.

1.              Financial Statements:

Included herein at pages F-1 through F-39

2.              Financial Statement Schedules:

The following financial statement schedule is included herein at pages F-40 - F-43.

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: February 23, 2017	By:	/s/ Daniel P. Hansen
Daniel P. Hansen
Chairman of the Board of Directors
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel P. Hansen	Chairman of the Board of Directors President and Chief Executive Officer	February 23, 2017
Daniel P. Hansen	(Principal Executive Officer)

/s/ Greg A. Dowell	Executive Vice President, Chief Financial Officer and Treasurer	February 23, 2017
Greg A. Dowell	(Principal Financial Officer)

/s/ Paul Ruiz	Vice President and Chief Accounting Officer	February 23, 2017
Paul Ruiz	(Principal Accounting Officer)

/s/ Bjorn R. L. Hanson	Director	February 23, 2017
Bjorn R. L. Hanson

/s/ Jeffrey W. Jones	Director	February 23, 2017
Jeffrey W. Jones

/s/ Kenneth J. Kay	Director	February 23, 2017
Kenneth J. Kay

/s/ Thomas W. Storey	Director	February 23, 2017
Thomas W. Storey

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed by Summit Hotel Properties, Inc. on February 28, 2012).

3.2
Articles Supplementary designating the Company’s 9.25% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on October 28, 2011).

3.3
Articles Supplementary designating the Company’s 7.875% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on December 7, 2012).

3.4
Articles Supplementary designating the Company’s 7.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on March 19, 2013).

3.5
Articles Supplementary designating the Company’s 6.45% Series D Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 8-A filed by Summit Hotel Properties, Inc. on June 24, 2016).

3.6
Amended and Restated Bylaws of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010).

3.7
First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP, dated February 14, 2011, as amended (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 6, 2013).

3.8
First Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on October 28, 2011).

3.9
Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on April 16, 2012).

3.10
Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on December 7, 2012).

3.11
Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on March 19, 2013).

3.12
Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2016).

3.13
Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP. (incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 2, 2016).

3.14
Articles Supplementary to the Articles of Amendment and Restatement of Summit Hotel Properties, Inc. prohibiting election under Sections 3-803, 3-804(a), 3-804(b) and 3-805 of the MGCL without stockholder approval (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2016).

4.1
Specimen certificate of common stock of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on February 7, 2011).

10.1
$450,000,000 Credit Agreement, dated as of January 15, 2016, among Summit Hotel OP, LP, as Borrower, Summit Hotel Properties, Inc., as Parent Guarantor, the other guarantors named therein, as Subsidiary Guarantors, the Initial Lenders, Initial Issuing Banks and Swing Line Banks named therein, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A. and Regions Bank, as Co-Syndication Agents, with Deutsche Bank Securities Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Regions Capital Markets, as Joint Lead Arrangers and as Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 20, 2016).

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

10.4
First Amendment to Credit Agreement dated as of December 21, 2015, among Summit Hotel OP, LP, KeyBank National Association and the financial institutions party to the Credit Agreement (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-K filed by Summit Hotel Properties, Inc. on February 21, 2016).

10.5
Second Amendment to Credit Agreement dated as of January 15, 2016, among Summit Hotel OP, LP, KeyBank National Association and the financial institutions party to the Credit Agreement (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-K filed by Summit Hotel Properties, Inc. on February 24, 2016).

10.6
Amended and Restated Hotel Management Agreement, dated February 14, 2011, among Interstate Management Company, LLC and the subsidiaries of Summit Hotel Properties, Inc. party thereto (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.7
First Amendment to Amended and Restated Hotel Management Agreement, dated June 30, 2011, among Interstate Management Company, LLC and the subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 15, 2011).

10.8
Form of Lease Agreement between Summit Hotel OP, LP and TRS Lessee (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010).

10.9*
Summit Hotel Properties, Inc. 2011 Equity Incentive Plan, as amended and restated effective June 15, 2015 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed by Summit Hotel Properties, Inc. on April 28, 2015).

10.10*	Form of Option Award Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010).
10.11*
Form of Incentive Award Agreement between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 5, 2012).

10.12*
Form of Stock Award Agreement (Performance Based Shares) between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 5, 2012).

10.13*
Form of Stock Award Agreement (Service-Based Shares) between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 5, 2012).

10.14*
Form of Stock Award Agreement (Performance Based Shares) between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 4, 2015).

10.15*
Form of Stock Award Agreement (Service-Based Shares) between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 3, 2016).

10.16*
Form of Stock Award Agreement (Performance Based Shares) between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 3, 2016).

10.17*
Form of Incentive Award Agreement between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 3, 2016).

10.18*
Employment Agreement, dated May 28, 2014, between Summit Hotel Properties, Inc. and Daniel P. Hansen (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 6, 2014).

10.19*
Employment Agreement, dated May 28, 2014, between Summit Hotel Properties, Inc. and Craig J. Aniszewski (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 6, 2014).

10.20*
Employment Agreement, dated May 28, 2014, between Summit Hotel Properties, Inc. and Christopher R. Eng (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 6, 2014).

10.21*
Employment Agreement, dated September 11, 2014 and effective as of October 1, 2014, between Summit Hotel Properties, Inc. and Greg A. Dowell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on September 11, 2014).

10.22*
Employment Agreement, dated March 3, 2015, between Summit Hotel Properties, Inc. and Paul Ruiz (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 4, 2015).

10.23*
Form of Indemnification Agreement between Summit Hotel Properties, Inc. and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010).

10.24
Sales Agreement, dated as of August 3, 2015, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Robert W. Baird & Co. Incorporated (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 3, 2015).

10.25
Real Estate Purchase and Sale Agreement, dated as of June 2, 2015, by and among the Sellers listed on Schedule 1 attached thereto, Summit Hotel OP, LP and American Realty Capital Hospitality Portfolio SMT, LLC, relating to the sale of 16 hotels (“ARCH PSA #1”) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed by Summit Hotel Properties, Inc. on August 3, 2015).

10.26
Letter Agreement, dated July 15, 2015, amending ARCH PSA #1 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed by Summit Hotel Properties, Inc. on August 3, 2015).

10.27
Real Estate Purchase and Sale Agreement, dated as of June 2, 2015, by and among the Sellers listed on Schedule 1 attached thereto, Summit Hotel OP, LP and American Realty Capital Hospitality Portfolio SMT, LLC, relating to the sale of 10 hotels (“ARCH PSA #2”) (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed by Summit Hotel Properties, Inc. on August 3, 2015).

10.28
Letter Agreement, dated July 15, 2015, amending ARCH PSA #2 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed by Summit Hotel Properties, Inc. on August 3, 2015).

10.29
Letter Agreement, dated as of February 11, 2016, by and among Summit Hotel OP, LP, and certain affiliated entities, and American Realty Capital Hospitality Portfolio SMT, LLC, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 16, 2016).

10.30
$27.5 million Loan Agreement dated February 11, 2016 between American Realty Capital Hospitality Trust, Inc. and Summit Hotel OP, LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 16, 2016).

10.31
Sales Agreement, dated as of August 2, 2016, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Robert W. Baird & Co. Incorporated (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 2, 2016).

10.32
Sales Agreement, dated as of August 2, 2016, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 2, 2016).

10.33
Sales Agreement, dated as of August 2, 2016, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Merrill Lynch, Pierce, Fenner & Smith, Incorporated. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 2, 2016).

10.34
Sales Agreement, dated as of August 2, 2016, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Deutsche Bank Securities, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 2, 2016).

10.35
Sales Agreement, dated as of August 2, 2016, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and RBC Capital Markets, LLC. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 2, 2016).

10.36
Sales Agreement, dated as of August 2, 2016, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and KeyBanc Capital Markets, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 2, 2016).

10.37
Sales Agreement, dated as of August 2, 2016, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Canaccord Genuity, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 2, 2016).

10.38
Sales Agreement, dated as of August 2, 2016, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Jefferies, LLC. (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 2, 2016).

10.39
Letter Agreement, dated as of January 10, 2017, by and among Summit Hotel OP, LP and certain affiliated entities, and American Realty Capital Hospitality Portfolio SMT ALT, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 13, 2017).

10.40
Letter Agreement, dated as of January12, 2017, by and among Summit Hotel OP, LP and certain affiliated entities, and American Realty Capital Hospitality Portfolio SMT ALT, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 13, 2017).

10.41
First Amendment to Loan Agreement, dated as of January 12, 2017, between American Realty Capital Hospitality Trust, Inc. and Summit Hotel OP, LP (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 13, 2017).

10.42
$3.0 million Loan Agreement, dated as of January 12, 2017, between American Realty Capital Hospitality Trust, Inc. and Summit Hotel OP, LP (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 13, 2017).

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
† Filed herewithin

SUMMIT HOTEL PROPERTIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Summit Hotel Properties, Inc.

We have audited the accompanying consolidated balance sheets of Summit Hotel Properties, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15.2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Hotel Properties, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for classifying debt issuance costs during 2016.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Summit Hotel Properties, Inc.

We have audited Summit Hotel Properties, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). Summit Hotel Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements Report on the Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Summit Hotel Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Summit Hotel Properties, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in equity and consolidated statements of cash flows for each of the three years in the period ended December 31, 2016 of Summit Hotel Properties, Inc. and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 23, 2017

Summit Hotel Properties, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2016	2015
ASSETS
Investment in hotel properties, net	$1,538,868	$1,333,407
Land held for development	5,742	5,742
Assets held for sale	62,695	133,138
Investment in real estate loans, net	17,585	12,803
Cash and cash equivalents	34,694	29,326
Restricted cash	24,881	23,073
Trade receivables, net	11,807	9,437
Prepaid expenses and other	6,474	15,281
Deferred charges, net	3,727	3,628
Other assets	12,032	9,559
Total assets	$1,718,505	$1,575,394
LIABILITIES AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$652,414	$671,536
Accounts payable	4,623	2,947
Accrued expenses and other	46,880	42,174
Derivative financial instruments	1,118	1,811
Total liabilities	705,035	718,468
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized:
9.25% Series A - 2,000,000 shares issued and outstanding at December 31, 2015 (aggregate liquidation preference of $50,398 at December 31, 2015)	—	20
7.875% Series B - 3,000,000 shares issued and outstanding at December 31, 2016 and 2015 (aggregate liquidation preference of $75,509 at December 31, 2016 and 2015)	30	30
7.125% Series C - 3,400,000 shares issued and outstanding at December 31, 2016 and 2015 (aggregate liquidation preference of $85,522 at December 31, 2016 and 2015)	34	34
6.45% Series D - 3,000,000 shares issued and outstanding at December 31, 2016 (aggregate liquidation preference of $75,417 at December 31, 2016)	30	—
Common stock, $.01 par value per share, 500,000,000 shares authorized, 93,525,469 and 86,793,521 shares issued and outstanding at December 31, 2016 and 2015, respectively	935	868
Additional paid-in capital	1,011,412	894,060
Accumulated other comprehensive loss	(977)	(1,666)
Accumulated deficit and distributions	(1,422)	(40,635)
Total stockholders’ equity	1,010,042	852,711
Non-controlling interests in operating partnership	3,428	4,215
Total equity	1,013,470	856,926
Total liabilities and equity	$1,718,505	$1,575,394

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
Room	$443,270	$436,202	$380,472
Other hotel operations revenue	30,665	27,253	22,994
Total revenues	473,935	463,455	403,466
Expenses:
Hotel operating expenses:
Room	110,221	109,844	101,150
Other direct	64,608	64,010	55,388
Other indirect	120,852	121,974	104,959
Total hotel operating expenses	295,681	295,828	261,497
Depreciation and amortization	72,406	64,052	63,763
Corporate general and administrative	19,292	21,204	19,884
Hotel property acquisition costs	3,492	1,246	769
Loss on impairment of assets	577	1,115	8,847
Total expenses	391,448	383,445	354,760
Operating income	82,487	80,010	48,706
Other income (expense):
Interest expense	(28,091)	(30,414)	(28,517)
Gain on disposal of assets, net	49,855	65,067	391
Other income, net	2,560	11,146	595
Total other income (expense)	24,324	45,799	(27,531)
Income from continuing operations before income taxes	106,811	125,809	21,175
Income tax benefit (expense)	1,450	(553)	(744)
Income from continuing operations	108,261	125,256	20,431
Income from discontinued operations, net of taxes	—	—	492
Net income	108,261	125,256	20,923
Less - income attributable to non-controlling interests:
Operating partnership	(456)	(819)	(51)
Joint venture	—	—	(1)
Net income attributable to Summit Hotel Properties, Inc.	107,805	124,437	20,871
Preferred dividends	(18,232)	(16,588)	(16,588)
Premium on redemption of Series A Preferred Stock	(2,125)	—	—
Net income attributable to common stockholders	$87,448	$107,849	$4,283
Earnings per share - Basic:
Net income per share from continuing operations	$1.00	$1.25	$0.04
Net income per share from discontinued operations	—	—	0.01
Net income per share	$1.00	$1.25	$0.05
Earnings per share - Diluted:
Net income per share from continuing operations	$1.00	$1.24	$0.04
Net income per share from discontinued operations	—	—	0.01
Net income per share	$1.00	$1.24	$0.05
Weighted average common shares outstanding:
Basic	86,874	85,920	85,242
Diluted	87,343	87,144	85,566
Dividends per share	$0.55	$0.47	$0.46

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net income	$108,261	$125,256	$20,923
Other comprehensive income (loss), net of tax:
Changes in fair value of derivative financial instruments	693	81	(371)
Comprehensive income	108,954	125,337	20,552
Less - Comprehensive income attributable to non-controlling interests:
Operating partnership	(460)	(820)	(47)
Joint venture	—	—	(1)
Comprehensive income attributable to Summit Hotel Properties, Inc.	108,494	124,517	20,504
Preferred dividends	(18,232)	(16,588)	(16,588)
Premium on redemption of Series A Preferred Stock	(2,125)	—	—
Comprehensive income attributable to common stockholders	$88,137	$107,929	$3,916

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Distributions		Non-controlling Interests
								Total Shareholders’ Equity	Operating Partnership	Joint Venture	Total Equity
Balance at December 31, 2013	8,400,000	$84	85,402,408	$854	$882,858	$(1,379)	$(72,577)	$809,840	$4,722	$7,816	$822,378
Common stock redemption of common units	—	—	438,631	4	2,425	—	—	2,429	(2,429)	—	—
Common units issued for acquisition	—	—	—	—	—	—	—	—	3,685	—	3,685
Acquisition of non-controlling interest in joint venture	—	—	—	—	(415)	—	—	(415)	—	(7,817)	(8,232)
Dividends paid	—	—	—	—	—	—	(56,073)	(56,073)	(477)	—	(56,550)
Equity-based compensation	—	—	321,269	3	3,479	—	—	3,482	42	—	3,524
Other	—	—	(12,588)	—	(156)	—	—	(156)	—	—	(156)
Other comprehensive loss	—	—	—	—	—	(367)	—	(367)	(4)	—	(371)
Net income	—	—	—	—	—	—	20,871	20,871	51	1	20,923
Balance at December 31, 2014	8,400,000	84	86,149,720	861	888,191	(1,746)	(107,779)	779,611	5,590	—	785,201
Common stock redemption of common units	—	—	268,947	3	1,919	—	—	1,922	(1,922)	—	—
Dividends paid	—	—	—	—	—	—	(57,293)	(57,293)	(309)	—	(57,602)
Equity-based compensation	—	—	411,239	4	4,713	—	—	4,717	36	—	4,753
Other	—	—	(36,385)	—	(763)	—	—	(763)	—	—	(763)
Other comprehensive income	—	—	—	—	—	80	—	80	1	—	81
Net income	—	—	—	—	—	—	124,437	124,437	819	—	125,256
Balance at December 31, 2015	8,400,000	84	86,793,521	868	894,060	(1,666)	(40,635)	852,711	4,215	—	856,926
Net proceeds from sale of common stock	—	—	6,151,514	62	88,995	—	—	89,057	—	—	89,057
Net proceeds from sale of preferred stock	3,000,000	30	—	—	72,260	—	—	72,290	—	—	72,290
Redemption of preferred shares	(2,000,000)	(20)	—	—	(47,855)	—	(2,125)	(50,000)	—	—	(50,000)
Common stock redemption of common units	—	—	119,308	1	1,022	—	—	1,023	(1,023)	—	—
Dividends paid	—	—	—	—	—	—	(66,467)	(66,467)	(246)	—	(66,713)
Equity-based compensation	—	—	522,748	5	4,194	—	—	4,199	22	—	4,221
Other	—	—	(61,622)	(1)	(1,264)	—	—	(1,265)	—	—	(1,265)
Other comprehensive income	—	—	—	—	—	689	—	689	4	—	693
Net income	—	—	—	—	—	—	107,805	107,805	456	—	108,261
Balance at December 31, 2016	9,400,000	$94	93,525,469	$935	$1,011,412	$(977)	$(1,422)	$1,010,042	$3,428	$—	$1,013,470

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$108,261	$125,256	$20,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,406	64,052	63,776
Amortization of deferred financing costs	2,143	1,723	1,549
Loss on impairment of assets	577	1,115	9,247
Equity-based compensation	4,221	4,753	3,524
Deferred tax asset, net	(2,391)	64	(127)
Gain on disposal of assets, net	(49,855)	(65,067)	(446)
Other	180	1,287	48
Changes in operating assets and liabilities:
Restricted cash - operating	1,195	18	(631)
Trade receivables, net	(2,655)	(1,727)	(419)
Prepaid expenses and other	(626)	28	3,618
Accounts payable	1,676	(4,324)	(312)
Accrued expenses and other	2,803	5,038	1,389
NET CASH PROVIDED BY OPERATING ACTIVITIES	137,935	132,216	102,139
INVESTING ACTIVITIES
Acquisitions of hotel properties	(244,714)	(236,518)	(177,820)
Improvements to hotel properties	(42,433)	(43,197)	(42,432)
Proceeds from asset dispositions, net of closing costs	145,347	150,054	19,280
Funding of real estate loans	(27,500)	(2,634)	(7,366)
Proceeds from repayment or sale of real estate loans	7,814	—	—
(Increase) decrease in restricted cash - FF&E reserve	(3,003)	11,304	16,275
Decrease (increase) in escrow deposits for acquisitions	10,046	(10,046)	—
Acquisition of non-controlling interest in joint venture	—	—	(8,232)
Investment in hotel properties under development	—	(75)	(253)
NET CASH USED IN INVESTING ACTIVITIES	(154,443)	(131,112)	(200,548)
FINANCING ACTIVITIES
Proceeds from issuance of debt	405,000	600,407	263,601
Principal payments on debt	(424,545)	(550,150)	(115,829)
Proceeds from equity offerings, net of offering costs	161,347	—	—
Redemption of preferred shares	(50,000)	—	—
Dividends paid	(66,713)	(57,602)	(56,550)
Financing fees on debt	(1,948)	(2,250)	(782)
Other	(1,265)	(764)	(156)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	21,876	(10,359)	90,284
Net change in cash and cash equivalents	5,368	(9,255)	(8,125)
CASH AND CASH EQUIVALENTS
Beginning of period	29,326	38,581	46,706
End of period	$34,694	$29,326	$38,581
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$26,156	$28,927	$26,925
Capitalized interest	$—	$75	$253
Cash payments for income taxes, net of refunds	$1,228	$2,436	$926
Mortgage debt assumed for acquisitions of hotel properties	$—	$—	$43,172
Fair value of common units issued for acquisition of hotel	$—	$—	$3,685
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

We focus primarily on owning premium-branded, select-service hotels. At December 31, 2016, our portfolio consisted of 81 hotels with a total of 10,957 guestrooms located in 23 states. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our short taxable year ended December 31, 2011. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiary (“TRS”). We indirectly own 100% of the outstanding equity interests in all of our TRS Lessees.

NOTE 2 –– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements of the Company consolidate the accounts of the Company and all entities that are controlled by ownership of a majority voting interest, as well as variable interest entities for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in the Consolidated Financial Statements.

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

Additionally, we have in the past and may in the future enter into purchase and sale transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (“IRC”), for the exchange of like-kind property to defer taxable gains on the sale of real estate properties (“1031 Exchange”).  For reverse transactions under a 1031 Exchange in which we purchase a new property prior to selling the property to be matched in the like-kind exchange (we refer to a new property being acquired by us in the 1031 Exchange prior to the sale of the related property as a “Parked Asset”), legal title to the Parked Asset is held by a qualified intermediary engaged to execute the 1031 Exchange until the sale transaction and the 1031 Exchange is completed.  We retain essentially all of the legal and economic benefits and obligations related to the Parked Assets prior to completion of the 1031 Exchanges.   As such, the Parked Assets are included in our Consolidated Balance Sheets and Consolidated Statements of Operations as a VIE until legal title is transferred to us upon completion of the 1031 Exchange.

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

We regularly review the collectability of our trade receivables. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.1 million at December 31, 2016 and 2015. Bad debt expense was $0.6 million, $0.3 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Deferred Charges, net

Initial franchise fees are capitalized and amortized over the term of the franchise agreement using the straight-line method.

Deferred Financing Fees

In accordance with ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, debt issuance costs are presented as a direct deduction from the carrying value of the debt liability on the Consolidated Balance Sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method. All periods have been reclassified to conform to this presentation.

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

Revenue Recognition

We recognize revenue when guestrooms are occupied and services have been rendered or fees are earned. Revenues are recorded net of any sales and other taxes collected from customers. All discounts are recorded as a reduction to revenue. Cash received prior to guest arrival is recorded as an advance from the customer and is recognized at the time of occupancy.

Occupancy, Sales and Other Taxes

We have operations in states and municipalities that impose occupancy, sales and other taxes on certain sales. We collect these taxes from our customers and remit the entire amount to the various governmental units. The taxes collected and remitted are excluded from revenues and are included in accrued expenses until remitted.

Equity-Based Compensation

Our 2011 Equity Incentive Plan, which was amended and restated effective June 15, 2015 (as amended, the “Equity Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other stock-based awards. We account for the stock options granted upon completion of our IPO at fair value using the Black-Scholes option-pricing model and we account for time-based stock awards using the grant date fair value of those equity awards. Restricted stock awards with performance-based vesting conditions are market-based awards tied to total stockholder return and are valued using a Monte Carlo simulation model in accordance with ASC Topic 718, Compensation — Stock Compensation. We expense the fair value of awards under the Equity Plan ratably over the vesting period and market-based awards are not adjusted for performance. The amount of stock-based compensation expense may be subject to adjustment in future periods due to a change in forfeiture assumptions or modification of previously granted awards.

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

For interest rate derivatives designated as cash flow hedges, the effective portion of changes in fair value is initially reported as a component of accumulated other comprehensive loss in the equity section of our Consolidated Balance Sheets and reclassified to interest expense in our Consolidated Statements of Operations in the period in which the hedged item affects earnings. The ineffective portion of changes in fair value is recognized in current earnings in Other Income (Expense) in the Consolidated Statements of Operations.

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

Substantially all of our assets are held by and all of our operations are conducted through our Operating Partnership. Partnerships are not subject to U.S. federal income taxes as revenues and expenses pass through to and are taxed on the partners. Generally, the states and cities where partnerships operate follow the U.S. federal income tax treatment. However, there are a limited number of local and state jurisdictions that tax the taxable income of the Operating Partnership.  Accordingly, we provide for income taxes in these jurisdictions for the Operating Partnership.

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

Reclassifications

Certain amounts reported in previous periods, such as the reporting of deferred financing costs, have been reclassified to conform to the current presentation primarily as a result of adopting new accounting standards in the current year.  Reclassifications had no net effect on the Company’s previously reported financial position or results of operations.

New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We have begun to evaluate each of our revenue streams under the new model. Based on preliminary assessments, we do not expect the adoption of ASU No. 2014-09 to have a material effect on our financial position or our results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income for the period. ASU No. 2016-01 is effective for our fiscal year commencing on January 1, 2018. The adoption of ASU No. 2016-01 will not have a material effect on our financial position or our results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for our fiscal year commencing on January 1, 2019, but early adoption is permitted. We anticipate that we will adopt ASU No. 2016-02 for our fiscal year commencing on January 1, 2019. We expect to apply the modified retrospective approach such that we will account for leases that commenced before the effective date of ASU No. 2016-02 in accordance with previous GAAP unless the lease is modified, except we will recognize right-of-use assets and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The effect that the adoption of ASU No. 2016-02 will have on our financial position or results of operations is not currently reasonably estimable.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for income taxes for certain equity-based awards to employees. ASU No. 2016-09 is effective for our fiscal year commencing on January 1, 2017. The adoption of ASU No. 2016-09 will not have a material effect on our financial position or our results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. ASU No. 2016-15 is effective for our fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively where practical and early adoption is permitted. We expect to adopt ASU No. 2016-15 for our fiscal year commencing on January 1, 2018. The adoption of ASU No. 2016-15 will not have a material effect on our financial position or our results of operations.

In October 2016, the FASB issued ASU No. 2016-17, Interest Held Through Related Parties That Are Under Common Control, which amends the accounting guidance when determining the treatment of certain VIEs to include the interest of related parties under common control in a VIE when considering whether or not the reporting entity is the primary beneficiary of the VIE when considering consolidation. ASU No. 2016-17 is effective for our fiscal year commencing on January 1, 2017. The adoption of ASU No. 2016-17 will not have a material effect on our financial position or our results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Classification of Restricted Cash, which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions. ASU No. 2016-18 is effective for our fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively and early adoption is permitted. We expect to adopt ASU No. 2016-18 for our fiscal year commencing on January 1, 2018. The adoption of ASU No. 2016-18 will not have a material effect on our financial position or our results of operations.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for our fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. We are evaluating early adoption of ASU No. 2017-01 for our fiscal year commencing on January 1, 2017. The adoption of ASU No. 2017-01 will not have a material effect on our financial position or our results of operations.

NOTE 3 –– INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties, net

Investment in hotel properties, net at December 31, 2016 and 2015 include (in thousands):

	2016	2015
Land	$178,423	$149,996
Hotel buildings and improvements	1,433,389	1,222,017
Construction in progress	22,490	6,555
Furniture, fixtures and equipment	129,437	123,332
	1,763,739	1,501,900
Less - accumulated depreciation	(224,871)	(168,493)
	$1,538,868	$1,333,407

Depreciation expense was $72.1 million, $63.7 million, and $63.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Assets Held for Sale

Assets held for sale at December 31, 2016 and 2015 include the following (in thousands):

	2016	2015
Land	$10,907	$24,250
Hotel building and improvements	44,718	97,249
Furniture, fixtures and equipment	6,649	10,906
Construction in progress	29	42
Franchise fees	392	691
	$62,695	$133,138

On June 2, 2015, the Operating Partnership and certain affiliated entities entered into two separate agreements (collectively, the “ARCH Agreement”), as amended on July 15, 2015, to sell a portfolio of 26 hotels containing an aggregate of 2,793 guestrooms to affiliates of American Realty Capital Hospitality Trust, Inc. (“ARCH”) for an aggregate cash sales price of approximately $347.4 million (the “ARCH Sale”). The hotels were to be sold in three separate closings.  As a result, the 26 hotels to be sold were reclassified as Assets Held for Sale upon execution of the ARCH Agreement.  The first closing of 10 hotels consisting of 1,090 guestrooms was completed on October 15, 2015 for an aggregate cash payment of $150.1 million (the “First Closing”). The First Closing resulted in a gain on the sale of assets of $66.6 million that was recorded in the fourth quarter of 2015.

On February 11, 2016, we completed the sale of six hotels to ARCH for an aggregate selling price of $108.3 million, with the proceeds from the sale of the hotels being used to complete certain reverse 1031 Exchanges (the “ARCH Second Closing”). The hotels acquired by us for the reverse 1031 Exchanges included the 179-guestroom Courtyard by Marriott, Atlanta (Decatur), GA on October 20, 2015, for a purchase price of $44.0 million and the 226-guestroom Courtyard by Marriott, Nashville, TN for a purchase price of $71.0 million on January 19, 2016.  The completion of the reverse 1031 Exchanges resulted in the deferral of taxable gains of approximately $74.0 million and the pay-down of our unsecured revolving credit facility by $105.0 million.  Additionally, we repaid a mortgage loan totaling $5.8 million related to sale of the Springhill Suites, Denver, CO to ARCH. The sale to ARCH resulted in a $56.8 million gain, of which $20.0 million was initially deferred related to the seller financing described below. Through December 31, 2016, we have recognized as income $5.0 million of the deferred gain upon receipt of scheduled repayments of the principal balance of the loan from ARCH.

On February 11, 2016, the Operating Partnership entered into a loan agreement with ARCH, as borrower, which provides for a loan by the Operating Partnership to ARCH in the amount of $27.5 million (the “Loan” or “Loan Agreement”) as further described below.  The proceeds of the Loan were required to be applied by ARCH as follows: (i) $20.0 million was applied toward the payment of a portion of the $108.3 million purchase price for the six hotels acquired by ARCH as part of the ARCH Second Closing; and (ii) the remaining $7.5 million was applied by ARCH to fund the escrow deposit required by the Reinstatement Agreement described below.

As previously disclosed by us in a Current Report on 8-K filed on February 16, 2016, and a Current Report on 8-K filed on January 6, 2017, we and American Realty Capital Hospitality Portfolio SMT ALT, LLC (“ARCH Purchaser”), an affiliate of ARCH, entered into a letter agreement (the “Reinstatement Agreement”) to reinstate the Real Estate Purchase and Sale Agreement, dated as of June 2, 2015, (the “Purchase Agreement”) in its entirety, except as modified by the Reinstatement Agreement and further amended by the 2017 Letter Agreement defined below.

Pursuant to the Purchase Agreement, the ARCH Purchaser had the right to acquire from us fee simple interests in the eight hotels (the “Remaining Hotels”) listed below containing a total of 741 guestrooms for an aggregate purchase price of $77.2 million with a closing that was required to occur by January 10, 2017. On January 10, 2017, the Company and ARCH Purchaser entered into a letter agreement to extend the required closing date of the Purchase Agreement to January 12, 2017.

Hotel	Location	Guestrooms
Courtyard by Marriott	Jackson, MS	117
Courtyard by Marriott	Germantown, TN	93
Courtyard by Marriott	El Paso, TX	90
Fairfield Inn & Suites	Germantown, TN	80
Homewood Suites	Ridgeland, MS	91
Residence Inn	Jackson, MS	100
Residence Inn	Germantown, TN	78
Staybridge Suites	Ridgeland, MS	92
		741

On January 12, 2017, the Company and the ARCH Purchaser entered into a letter agreement (the “2017 Letter Agreement”) to amend the terms of the Purchase Agreement as follows:

The closing date of the sale of the Remaining Hotels, except the Courtyard by Marriott, El Paso, TX (the “El Paso Courtyard”), is scheduled to occur on or before April 27, 2017 (the “Closing Date”), or at such later date as the closing may be adjourned or extended in accordance with the express terms of the Reinstatement Agreement. The closing date for the El Paso Courtyard is scheduled to occur on October 24, 2017 (the “El Paso Closing Date”).  If, on the El Paso Closing Date, the El Paso Courtyard is under contract to be sold to a bona fide third party purchaser that is not an affiliate of the Company, the ARCH Purchaser will not be obligated to purchase the hotel.

We continue to have the right to market and ultimately sell, without the consent of the ARCH Purchaser, any or all of the Remaining Hotels to a bona fide third party purchaser that is not an affiliate of ours.  If we sell some, but not all, of the Remaining Hotels to a bona fide third party purchaser, then the purchase price to be paid by the ARCH Purchaser for the Remaining Hotels will be reduced accordingly.

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

In addition to the assets of the eight hotels noted above, Assets Held for Sale at December 31, 2016 includes land parcels in Spokane, WA and Flagstaff, AZ, which are being actively marketed for sale.

In addition to the assets of the hotels subject to the ARCH Sale, Assets Held for Sale at December 31, 2015, included land parcels in Spokane, WA, Fort Meyers, FL, and Flagstaff, AZ.

Modification of $27.5 million Loan Agreement

On January 12, 2017, we entered into a First Amendment to Loan Agreement with ARCH modifying the terms of the Loan.

The outstanding principal amount of the Loan, and any accrued and unpaid interest, will be due and payable on February 11, 2018 (the “Maturity Date”), unless extended pursuant to the Loan Agreement. Any payment-in-kind (“PIK”) interest accrued as of January 12, 2017, under the terms of the Loan Agreement will be deferred until the earlier of the Closing Date or the termination of the Purchase Agreement as the result of a breach by the ARCH Purchaser. However, if the sale of the Remaining Hotels occurs on the Closing Date, the entire principal amount of the Loan and any accrued and unpaid interest, including the PIK interest accrued through the Closing Date, will be due and payable on the Closing Date. If the sale of the Remaining Hotels does not occur on the Closing Date, ARCH is required to immediately pay the outstanding PIK accrued through February 11, 2017, and to repay a portion of the outstanding principal balance of the Loan in an aggregate amount of $2.0 million, to be paid in two equal installments of $1.0 million, on the last day of August and September 2017. The Loan may be prepaid in whole or in part at any time by ARCH without payment of any penalty or premium. ARCH shall be deemed to be in default of the Second Loan Agreement (as defined below) if it is in default under the terms of the Loan Agreement.

Execution of $3.0 Million Loan Agreement

On January 12, 2017, we entered into a loan agreement with ARCH, as borrower, which provides for a loan to ARCH in the amount of $3.0 million (the “Second Loan” or “Second Loan Agreement”).  The proceeds of the Second Loan will be deemed as consideration for the 2017 Letter Agreement, but shall not be collectible by us unless the Purchase Agreement is terminated as a result of a breach by the ARCH Purchaser.

The outstanding principal amount of the Second Loan, and any accrued and unpaid interest, shall be due and payable on July 31, 2017 (the “Maturity Date”). However, if the sale of the Remaining Hotels occurs on the Closing Date, the entire principal amount of the Second Loan shall be deemed paid in full and ARCH shall have no further obligations to us except for payment of any unpaid interest accrued and payable as of the Closing Date. If the sale of the Remaining Hotels does not occur on the Closing Date, ARCH is required to repay the principal amount of the Second Loan in installments of $1.0 million on the last day of each of May, June and July 2017. The Second Loan may be prepaid in whole or in part at any time, without payment of any penalty or premium. The ARCH Borrower shall be deemed to be in default of the Loan Agreement if it is in default of the Second Loan Agreement.

Interest will accrue on the unpaid principal balance of the Second Loan at a rate of 13.0% per annum from the date of the Second Loan to February 11, 2017, and at 14.0% per annum from February 11, 2017, to the earlier of the Closing Date or the Maturity Date. An amount equal to 9.0% per annum is to be paid monthly beginning January 31, 2017.  The remaining 4.0%, 5.0% and any other unpaid interest, as the case may be, will accrue and be compounded monthly.

Other Dispositions

On May 13, 2016, we completed the sale of the Holiday Inn Express & Suites in Irving (Las Colinas), TX for $10.5 million.

We also completed the sale of two properties previously contracted for sale to the ARCH Purchaser to third parties unrelated to the ARCH Purchaser under the terms of the Reinstatement Agreement. The first sale was the Aloft in Jacksonville, FL for $8.6 million on June 1, 2016. The second sale was the Holiday Inn Express in Vernon Hills, IL for $5.9 million on June 7, 2016. The proceeds from the sale of the Holiday Inn Express & Suites in Irving (Las Colinas), TX and the Holiday Inn Express in Vernon Hills, IL were used to complete a reverse 1031 Exchange with the acquisition of the 160-guestroom Residence Inn by Marriott in Atlanta, GA on January 20, 2016 for a purchase price of $38.0 million. The completion of the reverse 1031 Exchange resulted in the deferral of taxable gains of approximately $5.1 million.

On July 6, 2016, we completed the sale of the Hyatt Place in Irving (Las Colinas), TX for $14.0 million. The proceeds from the sale of this property were used to complete a 1031 Exchange related to the purchase of the 157-guestroom Marriott in Boulder, CO on August 9, 2016 for a purchase price of $61.4 million. The completion of the 1031 Exchange resulted in the deferral of taxable gains of approximately $7.5 million.

The sale of the ten properties during the year ended December 31, 2016 resulted in the realization of a combined net gain of $49.8 million.

Hotel Property Acquisitions

Hotel property acquisitions in 2016 and 2015 were as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Guestrooms	Purchase Price
Year Ended December 31, 2016
January 19	Courtyard by Marriott	Nashville, TN	226	$71,000
January 20	Residence Inn	Atlanta, GA	160	38,000
August 9	Marriott	Boulder, CO	157	61,400
October 28	Hyatt Place (1)	Chicago, IL	206	73,750
			749	$244,150	(2)
Year Ended December 31, 2015
April 13	Hampton Inn & Suites	Minneapolis, MN	211	$38,951
June 18	Hampton Inn	Boston (Norwood), MA	139	24,000
June 30	Hotel Indigo	Asheville, NC	115	35,000
July 24	Residence Inn	Branchburg, NJ	101	25,700
July 24	Residence Inn	Baltimore (Hunt Valley), MD	141	31,100
October 19	Hyatt House	Miami, FL	156	39,000
October 20	Courtyard by Marriott	Atlanta (Decatur), GA	179	44,000
			1,042	$237,751	(3)

(1)
This hotel was a Parked Asset at December 31, 2016 pending the completion of a reverse 1031 Exchange related to the sale of certain properties. See “Note 2 — Summary of Significant Accounting Policies — Variable Interest Entities” to these Consolidated Financial Statements.  As such, the legal title to this Parked Asset was held by a qualified intermediary engaged to execute 1031 Exchanges.  We retain essentially all of the legal and economic benefits and obligations related to the Parked Asset.  As such, the Parked Asset was included in our Consolidated Balance Sheet at December 31, 2016 and Consolidated Statement of Operations for the year then ended as a VIE until legal title is transferred to us upon completion of the 1031 Exchange.

(2)	The net assets acquired totaled $244.7 million due to the purchase at settlement of $0.6 million of net working capital assets.

(3)	The net assets acquired totaled $237.9 million due to the purchase at settlement of $0.1 million of net working capital assets.

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

	2016	2015
Land	$28,683	$18,947
Hotel buildings and improvements	207,433	208,864
Furniture, fixtures and equipment	8,081	6,803
Other assets	1,240	7,072
Total assets acquired	245,437	241,686
Less lease liability assumed	—	(3,250)
Less other liabilities	(723)	(577)
Net assets acquired	$244,714	$237,859

Total revenues and net income for hotel properties acquired in 2016 and 2015, which are included in our Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, are as follows (in thousands):

	2016 Acquisitions	2015 Acquisitions
	2016	2016	2015
Revenues	$28,560	$52,196	$22,811
Net income	$6,992	$5,816	$3,317

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

The unaudited condensed pro forma financial information for 2016 and 2015 is as follows (in thousands, except per share):

	2016	2015
	(unaudited)
Revenues	$484,989	$460,422
Net income (1)	$66,099	$62,432
Net income attributable to common stockholders, net of amount allocated to participating securities (1)	$45,319	$45,381
Net income per share attributable to common stockholders (1):
Basic	$0.52	$0.53
Diluted	$0.52	$0.52

(1)	The pro forma amounts exclude the $49.8 million and $66.6 million pre-tax gain on the sale of hotel properties during the years ended December 31, 2016 and 2015, respectively.

NOTE 4 — SUPPLEMENTAL BALANCE SHEET INFORMATION

Investment in Real Estate Loans

Investment in real estate loans, net at December 31, 2016 and 2015 includes (in thousands):

	2016	2015
Real estate loan	$10,085	$10,085
ARCH Loan (net of deferred gain of $15.0 million at December 31, 2016)	7,500	—
Seller-financing note	—	2,718
	$17,585	$12,803

At December 31, 2016 and 2015, the real estate loan totaling $10.1 million had an interest rate of 10.0% per annum paid monthly and an initial maturity date of May 31, 2017. On January 12, 2017, the borrower exercised an option to extend the maturity date until May 13, 2018. The interest rate remains 10.0% per annum during the extension period and principal payments will be made based on a 25-year amortization schedule.

At December 31, 2016, the outstanding PIK interest related to the ARCH Loan totaled $0.9 million. We will recognize the PIK interest as payments are received from ARCH.

At December 31, 2015, we held two notes receivable totaling $2.7 million related to seller-financing for the sale in a prior year of two hotel properties in Emporia, KS (each an "Emporia Property").  The loans had matured and the buyer was in payment default under the terms of the loans.  We were awarded legal title to one Emporia Property through foreclosure. We also purchased an additional note receivable from the first priority lien holder for the Emporia Property for which foreclosure proceedings were ongoing to facilitate the completion of the reacquisition of this Emporia Property through a foreclosure. On April 15, 2016, we completed the sale of the reacquired Emporia Property to a third party purchaser that was unrelated to the prior owner. On May 18, 2016, we completed the sale of the first and second lien notes related to the remaining Emporia Property to the same purchaser. The aggregate selling price of the Emporia Properties was approximately $4.5 million. As a result of the foreclosure activities and the sale of the notes, we have no further interest in either Emporia Property.

Restricted Cash

Restricted cash at December 31, 2016 and 2015 was as follows (in thousands):

	2016	2015
FF&E reserves	$22,000	$18,997
Property taxes	2,220	2,758
Other	661	1,318
	$24,881	$23,073

Prepaid Expenses and Other

Prepaid expenses and other at December 31, 2016 and 2015 was as follows (in thousands):

	2016	2015
Prepaid insurance	$2,218	$813
Escrow deposits	—	10,046
Other	4,256	4,422
	$6,474	$15,281

Deferred Charges

Deferred charges at December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Initial franchise fees	$5,101	$4,760
Less - accumulated amortization	(1,374)	(1,132)
Total	$3,727	$3,628

Amortization expense for the years ended December 31, 2016, 2015, and 2014 was $0.3 million, $0.4 million and $0.5 million, respectively.

Other Assets

Other assets at December 31, 2016 and 2015 was as follows (in thousands):

	2016	2015
Acquired intangible assets	$6,254	$6,122
Prepaid land lease	3,275	3,325
Deferred tax asset, net	2,503	112
	$12,032	$9,559

At December 31, 2016, intangible assets consisted of assumed contractual arrangements including terms that were above market compared to an estimated fair market value of the agreement at the acquisition date. These assets are being amortized using the straight-line method over a weighted average amortization period of 29.0 years.

Future amortization expense is expected to be as follows (in thousands):

2017	$471
2018	350
2019	213
2020	190
2021	190
Thereafter	4,840
$6,254

Accrued Expenses and Other

Accrued expenses and other at December 31, 2016 and 2015 was as follows (in thousands):

	2016	2015
Accrued property, sales and income taxes	$11,171	$12,901
Accrued salaries and benefits	10,802	9,366
Accrued interest	1,655	1,862
Acquired unfavorable leases	4,812	4,907
Accrued expenses at hotels	12,356	10,536
Other	6,084	2,602
	$46,880	$42,174

NOTE 5 –– DEBT

At December 31, 2016, our indebtedness is comprised of borrowings under a $450 million senior unsecured credit facility, the 2015 Term Loan (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. At December 31, 2015, our indebtedness was comprised of borrowings under the former $300.0 million senior unsecured credit facility, the 2015 Term Loan, and indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving affect to our interest rate derivative, for all borrowings was 3.69% and 3.90% at December 31, 2016 and 2015, respectively.

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

$450 Million Senior Unsecured Credit Facility

On January 15, 2016, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $450.0 million senior unsecured facility (the “2016 Unsecured Credit Facility”). The 2016 Unsecured Credit Facility is comprised of a $300.0 million revolving credit facility (the “$300 million Revolver”) and a $150.0 million term loan (the “$150 million Term Loan”). At December 31, 2016, the maximum amount of borrowing provided by the 2016 Unsecured Credit Facility was $450.0 million, of which we had $200.0 million borrowed and $250.0 million available to borrow.

The 2016 Unsecured Credit Facility has an accordion feature which will allow the Company to increase the total commitments by an aggregate of up to $150.0 million.  The $300 million Revolver will mature on March 31, 2020 and can be extended to March 31, 2021 at the Company’s option, subject to certain conditions. The $150 million Term Loan will mature on March 31, 2021.

The Company pays interest on revolving credit advances at varying rates based upon, at the Company’s option, either (i) 1, 2, 3, or 6-month LIBOR, plus a LIBOR margin between 1.50% and 2.25%, depending upon the Company’s leverage ratio (as defined in the 2016 Unsecured Credit Facility agreement), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin between 0.50% and 1.25%, depending upon the Company’s leverage ratio.  The interest rate at December 31, 2016 was 2.27%.

Unencumbered Assets. The 2016 Unsecured Credit Facility is unsecured.  However, borrowings under the 2016 Unsecured Credit Facility are limited by the value of hotel assets that qualify as unencumbered assets. At December 31, 2016, the Company had 46 unencumbered hotel properties supporting the 2016 Unsecured Credit Facility.

An interest rate swap entered into on September 5, 2013 with a notional value of $75.0 million, an effective date of January 2, 2014 and a maturity date of October 1, 2018 remains outstanding.  This interest rate swap was designated as a cash flow hedge and effectively fixes LIBOR at 2.04% and the interest rate on borrowings under a portion of the $150 million Term Loan to a fixed rate of 3.49%.

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

At closing, we were advanced the full $125.0 million amount of the 2015 Term Loan and on April 21, 2015, we were advanced the $15.0 million exercised on the accordion. All proceeds were used to pay down the principal balance of our $225 million Revolver provided under the former $300.0 million senior unsecured credit facility.  We pay interest on advances equal to the sum of LIBOR or the administrative agent’s prime rate and the applicable margin. We are currently paying interest at 2.57% based on LIBOR at December 31, 2016.

Borrowings under the 2015 Term Loan are limited by the value of hotel assets that qualify as unencumbered assets. As of December 31, 2016, 46 of our hotel properties qualified as, and are deemed to be, unencumbered assets supporting the 2015 Term Loan.

At December 31, 2016 and 2015 our outstanding indebtedness was as follows (in thousands):

Lender	Reference	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Properties Encumbered	Balance at
						December 31,
					12/31/2016	2016	2015
$450 Million Senior Unsecured Credit Facility
Deutsche Bank AG New York Branch
$300 Million Revolver		2.27% Variable	n/a	March 31, 2020	n/a	$50,000	$—
$150 Million Term Loan	(1)	2.86% Variable	n/a	March 31, 2021	n/a	150,000	—
Total Senior Unsecured Credit Facility						200,000	—

$300 Million Senior Unsecured Credit Facility
Deutsche Bank AG New York Branch
$225 Million Revolver		n/a	n/a	October 10, 2017	n/a	$—	$95,000
$75 Million Term Loan		n/a	n/a	October 10, 2018	n/a	—	75,000
Total Former Unsecured Credit Facility						—	170,000

Unsecured Term Loan
KeyBank National Association, as Administrative Agent
Term Loan		2.57% Variable	n/a	April 7, 2022	n/a	140,000	140,000

Secured Mortgage Indebtedness
Voya (formerly ING Life Insurance and Annuity)	(2)	5.18% Fixed	20	March 1, 2019	2	41,328	42,574
	(2)	5.18% Fixed	20	March 1, 2019	4	37,042	38,159
	(2)	5.18% Fixed	20	March 1, 2019	3	23,889	24,610
	(2)	5.18% Fixed	20	March 1, 2019	1	16,970	17,482
KeyBank National Association	(3)	4.46% Fixed	30	February 1, 2023	4	27,473	27,991
	(4)	4.52% Fixed	30	April 1, 2023	3	21,291	21,683
	(5)	4.30% Fixed	30	April 1, 2023	3	20,626	21,022
	(6)	4.95% Fixed	30	August 1, 2023	2	36,741	37,352
Bank of America Commercial Mortgage	(7)	6.41% Fixed	25	September 1, 2017	1	7,661	7,916
Merrill Lynch Mortgage Lending Inc.	(8)	n/a	30	August 1, 2016	n/a	—	5,047
Western Alliance Bank (formerly GE Capital Financial Inc.)	(9)	5.39% Fixed	25	April 1, 2020	1	8,912	9,110
	(9)	5.39% Fixed	25	April 1, 2020	1	4,798	4,905
MetaBank	(10)	4.25% Fixed	20	August 1, 2018	1	6,588	6,852
Bank of Cascades	(11)	2.77% Variable	25	December 19, 2024	1	9,289	9,556
	(11)	4.30% Fixed	25	December 19, 2024	—	9,289	9,556
Goldman Sachs	(12)	n/a	25	July 6, 2016	n/a	—	13,467
Compass Bank	(13)	3.17% Variable	25	May 6, 2020	3	23,394	24,015
Western Alliance Bank (formerly GE Capital Corp)	(14)	5.39% Fixed	25	April 1, 2020	1	5,910	5,160
	(14)	5.39% Fixed	25	April 1, 2020	1	5,046	6,041
	(15)	n/a	20	April 1, 2018	n/a	—	5,852
U.S. Bank, NA	(16)	n/a	30	November 1, 2016	n/a	—	17,179
	(17)	6.13% Fixed	25	November 11, 2021	1	11,303	11,567
Total Mortgage Loans					33	317,550	367,096
Total Debt						657,550	677,096
Unamortized debt issuance costs						(5,136)	(5,560)
Debt, net of issuance costs						$652,414	$671,536

(1) Our interest rate swap fixed a portion of the interest on this loan. See "Note 6 - Derivative Financial Instruments and Hedging."

(2) On September 24, 2015, we modified an existing term loan collateralized by properties sold in 2015 to substitute collateral with properties not included in the sale in order to avoid significant yield maintenance costs associated with an early pay-off. We now have four term loans with Voya with an aggregate principal amount of $119.2 million, fixed interest rates of 5.18%, and a first call date of March 1, 2019. The ten hotel properties encumbered by the Voya mortgage loans are cross-collateralized, and the four mortgage loans are cross-defaulted.

(3) On January 25, 2013, we closed on a $29.4 million loan with a fixed rate of 4.46% and a maturity of February 1, 2023. This loan is secured by four of the Hyatt Place hotels we acquired in October 2012. These hotels are located in Chicago (Lombard), IL; Denver (Lone Tree), CO; Denver (Englewood), CO; and Dallas (Arlington), TX.  This loan is subject to defeasance if prepaid.

(4) On March 7, 2013, we closed on a $22.7 million loan with a fixed rate of 4.52% and a maturity of April 1, 2023. This loan is secured by three of the Hyatt hotels we acquired in October 2012. These hotels include a Hyatt House in Denver (Englewood), CO and Hyatt Place hotels in Baltimore (Owings Mills), MD and Scottsdale, AZ.  This loan is subject to defeasance if prepaid.

(5) On March 8, 2013, we closed on a $22.0 million loan with a fixed rate of 4.30% and a maturity of April 1, 2023. This loan is secured by the three Hyatt Place hotels we acquired in January 2013. These hotels are located in Chicago (Hoffman Estates), IL; Orlando (Convention), FL; and Orlando (Universal), FL. This loan is subject to defeasance if prepaid.

(6) On July 22, 2013, we closed on a $38.7 million loan with a fixed rate of 4.95% and a maturity of August 1, 2023. This loan is secured by two Marriott hotels we acquired in May 2013. These hotels include a Fairfield Inn & Suites and SpringHill Suites in Louisville, KY. This loan is subject to defeasance if prepaid.

(7) On May 16, 2012, we assumed a loan in our acquisition of the Hilton Garden Inn in Smyrna, TN. This loan is subject to defeasance if prepaid.

(8) On June 21, 2012, we assumed a loan in our acquisition of the Hampton Inn & Suites in Smyrna, TN. This loan was repaid in 2016. There were no prepayment penalties incurred in this transaction.

(9) On March 28, 2014, we amended the loans with GE Capital Financial, which are cross-collateralized by the Courtyard by Marriott and the SpringHill Suites by Marriott, both located in Scottsdale, AZ. The loans were amended to bear interest at a fixed rate of 5.39% and the maturity dates were extended to April 1, 2020.

(10) On July 26, 2013, we closed on a $7.4 million loan with a fixed rate of 4.25% and a maturity of August 1, 2018. This loan is secured by the Hyatt Place in Atlanta, GA. This loan has a prepayment penalty of: (i ) 3% until July 26, 2015, (ii) 2% until July 26, 2017, and (iii) 1% until February 1, 2018.

(11) On December 19, 2014, we refinanced our loan with Bank of the Cascades and increased the amount financed by $7.9 million.  As part of the refinance the loan was split into two notes. Note A carries a variable interest rate of 30-day LIBOR plus 200 basis points and Note B carries a fixed interest rate of 4.3%. Both notes have amortization periods of 25 years and maturity dates of December 19, 2024. The Bank of Cascades mortgage loans are secured by the same collateral and cross-defaulted.

(12) This loan was secured by the SpringHill Suites by Marriott and the Hampton Inn & Suites in Bloomington, MN. This loan was repaid in 2016. There were no prepayment penalties incurred in this transaction.

(13) On May 6, 2014, we closed on a $25.0 million loan with Compass Bank. The loan carries a variable rate of 30-day LIBOR plus 240 basis points, amortizes over 25 years, and has a May 6, 2020 maturity date. The loan is secured by first mortgage liens on the Hampton Inn & Suites hotels located in San Diego (Poway), CA, Ventura (Camarillo), CA and Fort Worth, TX.

(14) On March 28, 2014, we amended two loans with General Electric Capital Corp., which are cross - collateralized by the Hilton Garden Inn (Lakeshore) and the Hilton Garden Inn (Liberty Park), both located in Birmingham, AL. Both loans were amended to bear interest at a fixed rate of 5.39% and the maturity dates were extended to April 1, 2020.

(15) This loan was secured by the SpringHill Suites by Marriott in Denver, CO.  In anticipation of the ARCH Second Closing the interest rate swap was settled in 2015. This loan was repaid in 2016.  There were no prepayment penalties incurred in this transaction.

(16) On January 9, 2014, as part of our acquisition of the 182-guestroom Hilton Garden Inn in Houston, TX, we assumed a $17.8 million mortgage loan with a fixed interest rate of 6.22%, an amortization period of 30 years, and a maturity date of November 1, 2016. This loan was repaid in 2016. There were no prepayment penalties incurred in this transaction.

(17) On January 10, 2014, as part of our acquisition of the 98-guestroom Hampton Inn in Santa Barbara (Goleta), CA, we assumed a $12.0 million mortgage loan with a fixed interest rate of 6.133%, an amortization period of 25 years, and a maturity date of November 11, 2021.

Our outstanding indebtedness requires us to comply with a series of financial and other covenants. At December 31, 2016, we were in compliance with all required covenants.

Our total fixed-rate and variable-rate debt at December 31, 2016 and 2015, after giving effect to our $75.0 million interest rate derivative, is as follows (in thousands):

	2016	2015
Fixed-rate debt	$359,867	$402,673
Variable-rate debt	297,683	274,423
	$657,550	$677,096

Principal payments for each of the next five years are as follows (in thousands):

2017	$15,828
2018	14,557
2019	166,136
2020	197,049
2021	13,017
Thereafter	250,963
$657,550

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Fixed-rate debt	$284,867	$283,416	$327,673	$321,841	Level 2 - Market approach

At both December 31, 2016 and 2015, we had $75.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to “Note 6 –– Derivative Financial Instruments and Hedging.”

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

Our objectives in using derivative financial instruments are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Our interest rate swap is designated as a cash flow hedge and involves the receipt of variable-rate payments from a counterparty in exchange for making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount.

Our agreement with our derivative counterparty contains a provision where if we default, or are capable of being declared in default, on any of our indebtedness, then we could also be declared in default on our derivative financial instrument.

Information about our derivative financial instrument at December 31, 2016 and 2015 is as follows (dollar amounts in thousands):

	December 31, 2016			December 31, 2015
	Number of Instruments	Notional Amount	Fair Value	Number of Instruments	Notional Amount	Fair Value
Interest rate swaps (liability)	1	$75,000	$(1,118)	1	$75,000	$(1,811)
	1	$75,000	$(1,118)	1	$75,000	$(1,811)

Our interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At December 31, 2016 and 2015, our interest rate swap was in a liability position. The interest rate swap expires on October 1, 2018. We are not required to post any collateral related to this agreement and are not in breach of any financial provisions of the agreement.

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	2016	2015	2014
Loss recognized in accumulated other comprehensive income on derivative financial instruments (effective portion)	$(497)	$(1,846)	$(2,112)
Loss reclassified from accumulated other comprehensive income to interest expense (effective portion)	$(1,190)	$(1,927)	$(1,741)
Loss recognized in Other Expense (ineffective portion)	$—	$(1)	$(1)

Amounts reported in accumulated other comprehensive income related to derivative financial instruments will be reclassified to interest expense as interest payments are made on the hedged variable-rate debt. In 2017, we estimate that an additional $0.8 million will be reclassified from other comprehensive income as an increase to interest expense.

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

Pursuant to the Sales Agreements, the Shares may be offered and sold through members of the Bank Group in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions.  Members of the Bank Group will be entitled to compensation of up to 2.0% of the gross proceeds of Shares sold through members of the Bank Group from time to time under the Sales Agreements. The Company has no obligation to sell any of the Shares under the Sales Agreements and may at any time suspend solicitations and offers under, or terminate, the Sales Agreements.

During the year ended December 31, 2016, we sold 6,151,514 shares of our common stock under the 2016 ATM Program for net proceeds of $89.1 million. The proceeds were used to pay down our revolving line of credit which had been used for acquisitions and other general corporate purposes.

Changes in common stock during the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
Beginning common shares outstanding	86,793,521	86,149,720
Common stock issued	6,151,514	—
Grants under the Equity Plan	446,686	320,845
Common Unit redemptions	119,308	268,947
Exercise of stock options	37,684	99,738
Annual grants to independent directors	32,180	30,440
Common stock issued for director fees	7,618	6,246
Forfeitures	(1,420)	(46,030)
Shares retained for employee tax withholding requirements	(61,622)	(36,385)
Ending common shares outstanding	93,525,469	86,793,521

At December 31, 2016 and 2015, the Company had reserved 6,332,307 and 14,691,018 shares of common stock, respectively, for the issuance of common stock (i) upon the exercise of stock options, issuance of time-based restricted stock awards, issuance of performance-based restricted stock awards, grants of director stock awards, or other awards issued pursuant to our Equity Plan, (ii) upon redemption of Common Units, or (iii) under the 2016 ATM Program.

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, 0.01 par value per share, of which 88,600,000 is currently undesignated and 2,000,000 shares have been designated as 9.25% Series A Cumulative Redeemable Preferred Stock (the “Series A preferred shares”), 3,000,000 shares have been designated as 7.875% Series B Cumulative Redeemable Preferred Stock (the “Series B preferred shares”), 3,400,000 shares have been designated as 7.125% Series C Cumulative Redeemable Preferred Stock (the “Series C preferred shares”) and 3,000,000 shares have been designated as 6.45% Series D Cumulative Redeemable Preferred Stock (the "Series D preferred shares").

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

The Company's preferred shares (collectively, “Preferred Shares”) rank senior to our common stock and on parity with each other with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Preferred Shares do not have any maturity date and are not subject to mandatory redemption or sinking fund requirements. The Company may not redeem the Series B preferred shares, Series C preferred shares or Series D preferred shares prior to December 11, 2017, March 20, 2018 and June 28, 2021, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or in connection with certain changes in control. After those dates, the Company may, at its option, redeem the applicable Preferred Shares, in whole or from time to time in part, by payment of $25 per share, plus any accumulated, accrued and unpaid distributions up to, but not including, the date of redemption. If the Company does not exercise its rights to redeem the Preferred Shares upon certain changes in control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each Series B preferred share is 5.6497 shares of common stock, each Series C preferred share is 5.1440 shares of common stock and each Series D preferred share is 3.9216 shares of common stock, all subject to certain adjustments.

The Company pays dividends at an annual rate of $1.96875 for each Series B preferred share, $1.78125 for each Series C preferred share and $1.6125 for each Series D preferred share. Dividend payments are made quarterly in arrears on or about the last day of February, May, August and November of each year.

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

At December 31, 2016 and 2015, unaffiliated third parties owned 396,713 and 516,021, respectively, of Common Units of the Operating Partnership, representing less than a 1% limited partnership interest in the Operating Partnership.

We classify outstanding Common Units held by unaffiliated third parties as non-controlling interests in the Operating Partnership, a component of equity in the Company’s Consolidated Balance Sheets. The portion of net income allocated to these Common Units is reported on the Company’s Consolidated Statement of Operations as net income attributable to non-controlling interests of the Operating Partnership.

Leasehold Venture

At December 31, 2015, we owned a majority interest in a joint venture that owned a fee simple interest in a hotel property and we also owned a minority interest in a related joint venture (“Leasehold Venture”) that held a leasehold interest in the property. On June 30, 2016, our joint venture partner in the Leasehold Venture exercised a put option to sell its joint venture interest in the Leasehold Venture to us for $0.4 million. We finalized the transaction in July 2016 and we own 100% of the fee simple interest and leasehold interest in the hotel property effective July 31, 2016.

NOTE 8 — FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2016 and 2015. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurement at December 31, 2016 using
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$—	$1,118	$—	$1,118

	Fair Value Measurement at December 31, 2015 using
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$—	$1,811	$—	$1,811

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2016 or 2015.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Ground Leases

We lease land for one hotel property in Duluth, GA under the terms of an operating ground lease agreement expiring April 1, 2069. We also have two prepaid land leases for two hotel properties in Portland, OR which expire in June of 2084 and have a remaining prepaid balance of $3.3 million at December 31, 2016 and 2015.  We have one option to extend these leases for an additional 14 years. We lease land for one hotel property in Houston (Galleria Area), TX under the terms of an operating ground lease agreement with an initial termination date of April 20, 2053 with one option to extend for an additional 10 years.  We lease land for one hotel property in Austin, TX with an initial lease termination date of May 31, 2050.  We lease land for one hotel property in Baltimore (Hunt Valley), MD with a lease termination date of December 31, 2019 and twelve remaining options to extend for five additional years per extension.  Total rent expense for these leases for the years ended December 31, 2016, 2015 and 2014 was $1.7 million, $1.2 million, and $1.1 million, respectively.

Future minimum rental payments for noncancelable operating leases with a remaining term in excess of one year are as follows (in thousands):

2017	$1,505
2018	1,757
2019	1,748
2020	1,817
2021	1,831
Thereafter	106,232
$114,890

In addition, we lease land for one hotel property in Garden City, NY under a PILOT (payment in lieu of taxes) lease. We pay a reduced amount of property tax each year of the lease as rent. The lease expires on December 31, 2019. Upon expiration of the lease, we expect to exercise our right to acquire a fee simple interest in the hotel for nominal consideration.

Franchise Agreements

All of our hotel properties operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 20 years with various extension provisions. Each franchisor receives franchise fees ranging from 2% to 6% of each hotel property’s gross revenue, and some agreements require that we pay marketing fees of up to 4% of gross revenue. In addition, some of these franchise agreements require that we deposit a percentage of the hotel property’s gross revenue, generally not more than 5%, into a reserve fund for capital expenditures. In 2016, 2015, and 2014, we expensed fees related to our franchise agreements of $37.2 million, $37.8 million, and $33.6 million, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various third-party management companies. The terms of our management agreements range from three to twenty-five years with various extension provisions. Each management company receives a base management fee, generally a percentage of total hotel property revenues. In some cases there are also monthly fees for certain services, such as accounting, based on number of guestrooms. Generally there are also incentive fees based on attaining certain financial thresholds. In 2016, 2015, and 2014, we expensed fees related to our hotel management agreements of $18.8 million, $18.6 million, and $16.1 million, respectively.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business. We are currently involved in litigation related to the settlement of a contractual obligation related to the purchase of a hotel property in 2012. We have accrued the amount of our expected liability to settle the contractual obligation at December 31, 2016. We are not currently aware of any actions against us that would have a material effect on our financial condition or results of operations.

NOTE 10 — EQUITY-BASED COMPENSATION

Our currently outstanding equity-based awards were issued under our Equity Plan which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based awards or incentive awards.

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

The fair value of stock options granted was estimated using a Black-Scholes valuation model and the following assumptions:

Expected dividend yield	5.09%
Expected stock price volatility	56.6%
Risk-free interest rate	2.57%
Expected life of options (in years)	6.5
Weighted average estimated fair value of options at grant date per share	3.48

The expected dividend yield was calculated based on our annual expected dividend payments at the time the options were granted. The expected volatility was based on historical price changes of a peer group of comparable entities based on the expected life of the options at the date of grant. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the date of grant. The expected life of the options is the average number of years we estimate that the options will be outstanding.

The following table summarizes stock option activity under our Equity Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value (Current Value Less Exercise Price)
		(per share)	(in years)	(in thousands)
Outstanding at December 31, 2014	846,000	$9.75
Exercised	(376,000)	9.75
Outstanding at December 31, 2015	470,000	9.75
Exercised	(235,000)	9.75
Outstanding at December 31, 2016	235,000	$9.75	4.2	$1,476

Exercisable at December 31, 2016	235,000	$9.75	4.2	$1,476

All stock options outstanding at December 31, 2016 are vested.  During the years ended December 31, 2016, 2015, and 2014, the total fair value of stock options that vested was $0.3 million, $0.9 million and $0.7 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $1.0 million, $1.3 million and $0.1 million, respectively.

The intrinsic value of outstanding and exercisable options at December 31, 2016 was $1.5 million.  The intrinsic value of outstanding options and exercisable options at December 31, 2015 was $1.0 million and $0.8 million, respectively.  At December 31, 2014, the intrinsic value of outstanding options and exercisable options was $2.3 million and $1.4 million, respectively.

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

The holders of these awards have the right to vote the related shares of common stock and receive all dividends declared and paid whether or not vested. The fair value of time-based restricted stock awards granted is calculated based on the market value of our common stock on the date of grant.

The following table summarizes time-based restricted stock activity under our Equity Plan for 2016 and 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested December 31, 2014	181,116	$9.81
Granted	166,340	13.53
Vested	(97,445)	10.46
Non-vested December 31, 2015	250,011	12.03
Granted	192,123	11.36
Vested	(82,869)	11.06
Forfeited	(1,420)	10.27
Non-vested December 31, 2016	357,845	$11.90	$5,736

During the years ended December 31, 2016, 2015, and 2014, the total fair value of time-based restricted stock awards that vested was $0.9 million, $1.0 million and $0.8 million, respectively.

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

On May 28, 2014 we awarded performance-based restricted stock awards for 161,935 shares of common stock to our executive officers. These awards vest ratably on January 1 in each year of the three-year period following the grant date subject to the attainment of certain performance goals and continued service, or upon a change in control.

The 2014 performance-based restricted stock awards are market-based awards and are accounted for based on the grant date fair value of our common stock. These awards vest based on a performance measurement that requires the Company’s total stockholder return (“TSR”) to exceed the TSR for the SNL U.S. Lodging REIT Index for a designated one, two or three year performance period.  The holders of these awards have the right to vote the related shares of common stock and any dividends declared will be accumulated and will be subject to the same vesting conditions as the awards.

The fair value of performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model and the following assumptions:

	2016	2015
Expected dividend yield	4.01%	3.42%
Expected stock price volatility	24.2%	22.2%
Risk-free interest rate	1.04%	1.02%
Monte Carlo iterations	100,000	100,000
Weighted average estimated fair value of performance-based restricted stock awards	$13.77	$18.78

The expected dividend yield was calculated based on our annual expected dividend payments at the time of grant. The expected volatility was based on historical price changes of our common stock for a period comparable to the performance period. The risk-free interest rates were interpolated from the Federal Reserve Bond Equivalent Yield rates for “on-the-run” U.S. Treasury securities.

 The following table summarizes performance-based restricted stock activity under our Equity Plan for 2016 and 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested December 31, 2014	384,558	$6.75
Granted	154,505	18.78
Vested	(184,666)	6.86
Forfeited	(46,030)	5.10
Non-vested December 31, 2015	308,367	12.95
Granted	254,563	13.77
Vested	(113,903)	7.10
Non-vested December 31, 2016	449,027	$14.90	$7,198

Director Stock Awards Made Pursuant to Our Equity Plan

During the years ended December 31, 2016 and 2015, we granted 32,180 and 30,440 shares of common stock, respectively, to our non-employee directors as a part of our director compensation program. These grants were made pursuant to our Equity Plan and were vested upon grant.

Our non-employee directors have the option to receive shares of our common stock in lieu of cash for their director fees. In 2016 and 2015, we issued 7,618 and 6,246 shares of common stock, respectively, for director fees. The fair value of director stock awards is calculated based on the market value of our common stock on the date of grant.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate General and Administrative expense in the Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014 was as follows (in thousands):

	2016	2015	2014
Stock options	$55	$633	$675
Time-based restricted stock	1,594	1,691	960
Performance-based restricted stock	2,107	1,957	1,483
Director stock	465	472	406
	$4,221	$4,753	$3,524

We recognize equity-based compensation expense ratably over the vesting terms. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $6.0 million at December 31, 2016 as follows (in thousands):

	Total	2017	2018	2019	2020
Time-based restricted stock	$2,493	$1,503	$817	$163	$10
Performance-based restricted stock	3,555	2,192	1,168	195	—
	$6,048	$3,695	$1,985	$358	$10

NOTE 11 — BENEFIT PLANS

On August 1, 2011, we initiated a qualified contributory retirement plan (the “Plan”) under Section 401(k) of the IRC, which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions may be made to the Plan by employees. The Plan is a Safe Harbor Plan and requires a mandatory employer contribution. The employer contribution expense for the years ended December 31, 2016, 2015 and 2014 was $0.3 million, $0.2 million, and $0.2 million, respectively.

NOTE 12 — LOSS ON IMPAIRMENT OF ASSETS

At December 31, 2016, we were under contract to sell the Courtyard by Marriott in El Paso, TX for $11.0 million. We recorded a loss on impairment of assets of $0.6 million related to this transaction during 2016. This hotel is one of the eight remaining Reinstated Hotels and is under contract to be sold to a third party that is unrelated to ARCH.

During the year ended December 31, 2015, we determined that the value of land parcels in San Antonio, TX, Fort Myers, FL and Flagstaff, AZ were impaired based on market conditions.  As such, we recognized a loss on impairment of assets of $1.1 million in our Consolidated Statement of Operations.

During the year ended December 31, 2014, we recognized a loss on impairment of assets of $0.4 million related to the Hampton Inn in Fort Smith, AR. This property was classified as held for sale prior to our adoption of ASU No. 2014-08 and its operating results, including impairment charges, were included in discontinued operations.

During the year ended December 31, 2014, we recognized a loss on impairment of assets of $8.2 million related to the Country Inn & Suites and three adjacent land parcels totaling 5.64 acres in San Antonio, TX, which was sold in the fourth quarter of 2014, and a loss on impairment of assets of $0.7 million related to a land parcel in Spokane, WA.  These losses on impairment of assets were charged to operations.

NOTE 13 — INCOME TAXES

We have elected to be taxed as a REIT. As a REIT, we are generally not subject to corporate level income taxes on taxable income we distribute to our shareholders. We believe we have met the annual REIT distribution requirement by distribution of at least 90% of our taxable income to our shareholders.

Income related to our TRS is subject to federal, state and local taxes at applicable tax rates. Our consolidated tax provision includes the income tax provision related to the operations of the TRS as well as state and local income taxes related to the Operating Partnership.

The components of income tax expense (benefit) for the years ended December 31, 2016, 2015, and 2014 are as follows (in thousands):

	2016	2015	2014
Current:
Federal	$37	$81	$133
State and local	904	408	712
Deferred
Federal	(1,918)	(159)	—
State and local	(473)	223	(127)
Income tax expense (benefit)	$(1,450)	$553	$718

Income tax expense (benefit)
From continuing operations	$(1,450)	$553	$744
From discontinued operations	—	—	(26)
Income tax expense (benefit)	$(1,450)	$553	$718

A reconciliation of the federal statutory rate to the effective income tax rate for the TRS is as follows (in thousands):

	2016	2015	2014
Tax provision (benefit) at U.S. statutory rates on TRS income (loss) subject to tax	$(1,157)	$2,345	$2,024
State income tax, net of federal income tax benefit	65	486	77
Provision to return and deferred adjustment	(872)	—	—
Effect of permanent differences and other	31	(161)	727
Decrease in valuation allowance	—	(2,448)	(2,580)
TRS income tax expense (benefit)	$(1,933)	$222	$248

	2016	2015	2014
Total provision (benefit) for TRS and Operating Partnership:
TRS income tax expense (benefit)	$(1,933)	$222	$248
Operating Partnership state and local income tax expense	483	331	470
Income tax expense (benefit)	$(1,450)	$553	$718

 Current tax liabilities are included in Accrued Expenses and Other in the accompanying Consolidated Balance Sheets.

Significant components of deferred tax assets (liabilities) are as follows (in thousands):

	2016	2015
Tax carryforwards	$767	$1,481
Investments	—	(1,349)
Accrued expenses	1,744	—
Other	(8)	(20)
Net deferred tax assets	$2,503	$112

Gross deferred tax assets	$2,580	$1,515
Gross deferred tax liabilities	(77)	(1,403)
Net deferred tax assets	$2,503	$112

At December 31, 2015, we reduced our valuation allowance to zero as we determined that it was more likely than not that our net deferred tax assets would be realized. The release of the valuation allowance resulted in a non-cash tax benefit of $0.1 million. During the year ended December 31, 2015, the TRS profits were offset by net operating loss carryforwards. As we had a valuation allowance against substantially all of our net deferred tax assets at December 31, 2014, the utilization of tax attributes to offset profits reduced the overall level of deferred tax assets subject to the valuation allowance. At December 31, 2015, we had gross deferred tax assets of $1.5 million primarily related to net operating loss carryforwards and a $1.3 million deferred tax liability related to an investment in a joint venture.

At December 31, 2016, we had (i) U.S. federal net operating losses of $1.1 million which expire in 2033 (ii) state net operating losses of $2.6 million which expire beginning in 2027 and (iii) federal minimum tax credits of $0.2 million which do not expire.

We had no unrecognized tax benefits at December 31, 2016 or in the three year period then ended. The Company recognizes interest expense and penalties associated with uncertain tax positions as a component of income tax expense. We have no material interest or penalties relating to unrecognized tax benefits in the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 or 2014 or in the Consolidated Balance Sheets as of December 31, 2016 or 2015.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. We currently have no open audits related to our income tax returns. In general, we are not subject to tax examinations by tax authorities for years before 2013.

NOTE 14 — DISCONTINUED OPERATIONS

We have adjusted our Consolidated Statements of Operations for the year ended December 31, 2014 to reflect the operations of hotel properties sold or classified as held for sale in discontinued operations. No such adjustment was made during the years ended December 31, 2016 or 2015 due to the adoption of ASU No. 2014-08. Discontinued operations for the year ended December 31, 2014 include the following hotel properties that have been sold:

•AmericInn Hotel & Suites and Aspen Hotel & Suites in Fort Smith, AR - sold on January 17, 2014; and
•Hampton Inn in Fort Smith, AR — sold on September 9, 2014.

Condensed results for the hotel properties included in discontinued operations for the year ended December 31, 2014 is as follows (in thousands):

2014
Revenues	$3,128
Hotel operating expenses	(2,304)
Depreciation and amortization	(13)
Loss on impairment of assets	(400)
Operating income	411
Gain on disposal of assets	55
Income before taxes	466
Income tax benefit	26
Income from discontinued operations	$492
Income from discontinued operations attributable to non-controlling interest	$6
Income from discontinued operations attributable to common stockholders	$486

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

At December 31, 2014, we had 846,000 stock options outstanding which were not included in the computation of diluted earnings per share, as the effect would have been anti-dilutive. All outstanding stock options were included in the computation of diluted earnings per share for the years ended December 31, 2016 and 2015 due to their dilutive effect. The Common Units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income would also be added to derive net income attributable to common stockholders. For the years ended December 31, 2016, 2015, and 2014, we had unvested performance-based restricted stock awards of 409,068 shares, 194,463 shares and 256,373 shares, respectively, which were excluded from the denominator of the diluted earnings per share as the awards had not achieved the requisite performance conditions for vesting at each period end.

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

	2016	2015	2014
Numerator:
Income from continuing operations	$108,261	$125,256	$20,431
Less: Preferred dividends	(18,232)	(16,588)	(16,588)
Premium on redemption of Series A Preferred Stock	(2,125)	—	—
Allocation to participating securities	(342)	(118)	(94)
Attributable to non-controlling interest	(456)	(819)	(46)
Income from continuing operations attributable to common stockholders	87,106	107,731	3,703
Income from discontinued operations attributable to common stockholders	—	—	486
Net income attributable to common stockholders, net of amount allocated to participating securities	$87,106	$107,731	$4,189

Denominator:
Weighted average common shares outstanding - basic	86,874	85,920	85,242
Dilutive effect of equity-based compensation awards	469	1,224	324
Weighted average common shares outstanding - diluted	87,343	87,144	85,566

Earnings per common share - basic:
Net income from continuing operations	$1.00	$1.25	$0.04
Net income from discontinued operations	—	—	0.01
Net income per common share	$1.00	$1.25	$0.05
Earnings per common share - diluted:
Net income from continuing operations	$1.00	$1.24	$0.04
Net income from discontinued operations	—	—	0.01
Net income per common share	$1.00	$1.24	$0.05

NOTE 16 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2016 and 2015 are as follows (in thousands, except per share amounts):

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$118,082	$127,195	$118,336	$110,322
Income from continuing operations	$48,734	$21,955	$27,198	$10,374
Net income	$48,734	$21,955	$27,198	$10,374
Net income attributable to Summit Hotel Properties, Inc.	$48,485	$21,865	$27,083	$10,372

Earnings per share - Basic and diluted	$0.51	$0.20	$0.25	$0.04

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$107,648	$120,677	$125,091	$110,039
Income from continuing operations	$10,591	$16,301	$13,606	$84,758
Net income	$10,591	$16,301	$13,606	$84,758
Net income attributable to Summit Hotel Properties, Inc.	$10,534	$16,204	$13,540	$84,159
Earnings per share:
Basic	$0.07	$0.14	$0.11	$0.93
Diluted	$0.07	$0.14	$0.11	$0.92

NOTE 17 — SUBSEQUENT EVENTS

Equity Transactions

On January 1, 2017, we had 39,959 of our outstanding performance-based restricted stock awards granted pursuant to our Equity Plan vest.

On January 24, 2017, our Board of Directors declared cash dividends of $0.1625 per share of common stock, $0.4921875 per share of 7.875% Series B Cumulative Redeemable Preferred Stock, $0.4453125 per share of 7.125% Series C Cumulative Redeemable Preferred Stock, and $0.403125 per share of 6.45% Series D Cumulative Redeemable Preferred Stock. These dividends are payable February 28, 2017 to stockholders of record on February 14, 2017.

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016
(in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition	Total Cost
Location	Franchise	Year Acquired/ Constructed	Land		Building & Improvements	Land, Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgage Debt
Arlington, TX	Hyatt Place	2012	$650		$8,405	$1,541	$650	$9,946	$10,596	$(2,721)	$7,875	$27,473	(1)
Arlington, TX	Courtyard by Marriott	2012	1,497		13,503	2,070	1,497	15,573	17,070	(2,368)	14,702
Arlington, TX	Residence Inn by Marriott	2012	1,646		13,854	1,586	1,646	15,440	17,086	(1,866)	15,220
Asheville, NC	Hotel Indigo	2015	2,100		32,783	1,972	2,100	34,755	36,855	(1,924)	34,931
Atlanta, GA	Hyatt Place	2006	1,154		9,605	2,600	1,154	12,205	13,359	(3,749)	9,610	6,588
Atlanta, GA	Courtyard by Marriott	2012	2,050		26,850	1,119	2,050	27,969	30,019	(4,934)	25,085
Atlanta, GA	Courtyard by Marriott	2015	4,046		33,795	356	4,046	34,151	38,197	(1,799)	36,398
Atlanta, GA	Residence Inn by Marriott	2016	3,381		34,619	201	3,381	34,820	38,201	(1,115)	37,086
Austin, TX	Hampton Inn and Suites	2014	—	(2)	53,760	2,634	—	56,394	56,394	(4,250)	52,144
Baltimore, MD	Hyatt Place	2012	2,100		8,135	1,664	2,100	9,799	11,899	(2,281)	9,618	21,291	(1)
Baltimore, MD	Residence Inn by Marriott	2015	—	(2)	34,350	1,086	—	35,436	35,436	(1,863)	33,573
Birmingham, AL	Hilton Garden Inn	2012	1,400		7,225	1,906	1,400	9,131	10,531	(2,485)	8,046	5,046
Birmingham, AL	Hilton Garden Inn	2012	1,400		10,100	1,921	1,400	12,021	13,421	(2,404)	11,017	5,910
Bloomington, MN	SpringHill Suites by Marriott	2007	1,658		14,071	690	1,658	14,761	16,419	(4,118)	12,301
Bloomington, MN	Hampton Inn and Suites	2007	1,658		14,596	627	1,658	15,223	16,881	(4,409)	12,472
Boston, MA	Hampton Inn	2015	2,000		22,000	1,922	2,000	23,922	25,922	(3,157)	22,765
Boulder, CO	Marriott	2016	11,115		48,843	361	11,115	49,204	60,319	(800)	59,519
Branchburg, NJ	Residence Inn by Marriott	2015	2,374		23,326	1,085	2,374	24,411	26,785	(1,316)	25,469
Charleston, WV	Country Inn and Suites	2004	1,042		3,489	1,686	1,042	5,175	6,217	(2,140)	4,077
Charleston, WV	Holiday Inn Express	2004	907		2,903	2,150	907	5,053	5,960	(2,351)	3,609
Chicago, IL	Hyatt Place	2016	5,395		68,355	—	5,395	68,355	73,750	(511)	73,239
Denver, CO	Hyatt Place	2012	1,300		9,230	2,474	1,300	11,704	13,004	(3,008)	9,996		(1)
Denver, CO	Hyatt Place	2012	2,000		9,515	2,435	2,000	11,950	13,950	(2,903)	11,047		(1)
Denver, CO	Hyatt House	2012	2,700		10,780	5,487	2,700	16,267	18,967	(3,419)	15,548		(1)
Duluth, GA	Holiday Inn	2011	—	(2)	7,000	466	—	7,466	7,466	(1,896)	5,570
Duluth, GA	Hilton Garden Inn	2011	2,200		11,150	1,544	2,200	12,694	14,894	(3,145)	11,749		(1)
Eden Prairie, MN	Hilton Garden Inn	2013	1,800		8,400	2,811	1,800	11,211	13,011	(2,030)	10,981
El Paso, TX	Courtyard by Marriott	2011	1,640		10,710	368	1,640	11,078	12,718	(1,920)	10,798
Ft. Myers, FL	Hyatt Place	2009	1,878		16,583	(3,917)	1,878	12,666	14,544	(2,425)	12,119
Ft. Worth, TX	Hampton Inn	2007	1,500		8,184	953	1,500	9,137	10,637	(2,442)	8,195	23,394	(1)
Ft. Worth, TX	Fairfield Inn and Suites by Marriott	2004	553		2,698	3,177	553	5,875	6,428	(2,576)	3,852
Ft. Worth, TX	Hilton Garden Inn	2012	903		6,226	3,584	903	9,810	10,713	(2,229)	8,484	23,889	(1)
Garden City, NY(3)	Hyatt Place	2012	4,200		26,800	975	4,200	27,775	31,975	(2,922)	29,053
Germantown, TN	Courtyard by Marriott	2005	1,860		5,448	2,014	1,860	7,462	9,322	(2,315)	7,007
Germantown, TN	Fairfield Inn and Suites by Marriott	2005	767		2,700	2,206	767	4,906	5,673	(1,175)	4,498
Germantown, TN	Residence Inn by Marriott	2005	1,083		5,200	2,281	1,083	7,481	8,564	(1,981)	6,583

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016
(in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition	Total Cost
Location	Franchise	Year Acquired/ Constructed	Land		Building & Improvements	Land, Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgage Debt
Glendale, CO	Staybridge Suites	2011	2,100		7,900	2,251	2,100	10,151	12,251	(2,541)	9,710
Goleta, CA	Hampton Inn	2014	4,100		23,800	2,391	4,100	26,191	30,291	(2,591)	27,700	11,303
Greenville, SC	Hilton Garden Inn	2013	1,200		14,050	516	1,200	14,566	15,766	(2,079)	13,687		(1)
Hoffman Estates, IL	Hyatt Place	2013	1,900		7,330	1,587	1,900	8,917	10,817	(2,162)	8,655	20,626	(1)
Houston, TX	Hilton Garden Inn	2014	—	(2)	38,492	3,346	—	41,838	41,838	(5,278)	36,560
Houston, TX	Hilton Garden Inn	2014	2,800		33,200	577	2,800	33,777	36,577	(2,343)	34,234	16,970
Indianapolis, IN	SpringHill Suites by Marriott	2013	4,012		26,193	1,717	4,012	27,910	31,922	(3,500)	28,422	41,328	(1)
Indianapolis, IN	Courtyard by Marriott	2013	7,788		50,846	3,538	7,788	54,384	62,172	(6,838)	55,334		(1)
Jackson, MS	Courtyard by Marriott	2005	1,301		7,322	2,332	1,301	9,654	10,955	(3,572)	7,383
Jackson, MS	Staybridge Suites	2007	698		8,454	1,766	698	10,220	10,918	(2,428)	8,490
Lombard, IL	Hyatt Place	2012	1,550		15,475	1,876	1,550	17,351	18,901	(3,831)	15,070		(1)
Louisville, KY	Fairfield Inn and Suites by Marriott	2013	3,120		21,903	2,328	3,120	24,231	27,351	(3,814)	23,537	36,741	(1)
Louisville, KY	SpringHill Suites by Marriott	2013	4,880		34,258	3,103	4,880	37,361	42,241	(6,295)	35,946		(1)
Miami, FL	Hyatt House	2015	4,926		34,074	6,013	4,926	40,087	45,013	(2,819)	42,194
Minneapolis, MN	Hyatt Place	2013	—		32,506	1,520	—	34,026	34,026	(3,955)	30,071
Minneapolis, MN	Hampton Inn and Suites	2015	3,500		35,339	96	3,500	35,435	38,935	(3,063)	35,872
Minnetonka, MN	Holiday Inn Express and Suites	2013	1,000		5,900	1,762	1,000	7,662	8,662	(1,556)	7,106
Nashville, TN	SpringHill Suites by Marriott	2004	777		3,576	2,022	777	5,598	6,375	(2,672)	3,703
Nashville, TN	Courtyard by Marriott	2016	8,792		62,869	(110)	8,792	62,759	71,551	(2,002)	69,549
New Orleans, LA	Courtyard by Marriott	2013	1,944		23,739	1,381	1,944	25,120	27,064	(4,768)	22,296
New Orleans, LA	Courtyard by Marriott	2013	1,860		21,679	3,489	1,860	25,168	27,028	(4,367)	22,661		(1)
New Orleans, LA	Courtyard by Marriott	2013	2,490		28,337	5,883	2,490	34,220	36,710	(5,759)	30,951
New Orleans, LA	Residence Inn by Marriott	2013	1,790		18,099	5,287	1,790	23,386	25,176	(3,197)	21,979		(1)
New Orleans, LA	SpringHill Suites by Marriott	2013	2,046		31,049	2,221	2,046	33,270	35,316	(5,165)	30,151
Orlando, FL	Hyatt Place	2013	3,100		9,152	2,191	3,100	11,343	14,443	(3,270)	11,173		(1)
Orlando, FL	Hyatt Place	2013	5,516		9,043	2,178	5,516	11,221	16,737	(3,226)	13,511		(1)
Phoenix, AZ	Hyatt Place	2012	582		4,438	709	582	5,147	5,729	(1,091)	4,638
Portland, OR	Hyatt Place	2009	—	(2)	16,713	(2,013)	—	14,700	14,700	(2,525)	12,175
Portland, OR	Residence Inn by Marriott	2009	—	(2)	16,409	(780)	—	15,629	15,629	(3,300)	12,329	18,578
Provo, UT	Hampton Inn	2004	909		2,862	2,154	909	5,016	5,925	(2,568)	3,357
Ridgeland, MS	Residence Inn by Marriott	2007	1,050		10,040	(387)	1,050	9,653	10,703	(1,868)	8,835
Ridgeland, MS	Homewood Suites	2011	1,314		6,036	1,786	1,314	7,822	9,136	(1,630)	7,506
Salt Lake City, UT	Residence Inn by Marriott	2012	2,392		17,567	7,152	2,392	24,719	27,111	(4,892)	22,219
San Diego, CA	Hampton Inn and Suites	2013	2,300		12,850	1,878	2,300	14,728	17,028	(1,667)	15,361		(1)
San Francisco, CA	Holiday Inn Express and Suites	2013	15,545		44,955	4,514	15,545	49,469	65,014	(8,240)	56,774
San Francisco, CA	DoubleTree	2014	3,300		35,760	3,926	3,300	39,686	42,986	(5,342)	37,644
San Francisco, CA	Four Points by Sheraton	2014	1,200		20,050	1,347	1,200	21,397	22,597	(3,145)	19,452

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016
(in thousands)

			Initial Cost		Cost Capitalized Subsequent to Acquisition	Total Cost
Location	Franchise	Year Acquired/ Constructed	Land	Building & Improvements	Land, Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgage Debt
Sandy, UT	Holiday Inn Express and Suites	2004	720	1,768	1,437	720	3,205	3,925	(1,467)	2,458	37,042
Scottsdale, AZ	Hyatt Place	2012	1,500	9,030	1,141	1,500	10,171	11,671	(2,458)	9,213		(1)
Scottsdale, AZ	Courtyard by Marriott	2004	3,225	10,152	2,419	3,225	12,571	15,796	(5,352)	10,444	8,912
Scottsdale, AZ	SpringHill Suites by Marriott	2004	2,195	7,120	2,376	2,195	9,496	11,691	(4,464)	7,227	4,798
Smyrna, TN	Hampton Inn and Suites	2012	1,145	6,855	2,430	1,145	9,285	10,430	(1,873)	8,557
Smyrna, TN	Hilton Garden Inn	2012	1,188	10,312	2,099	1,188	12,411	13,599	(2,263)	11,336	7,661
Ventura, CA	Hampton Inn and Suites	2013	2,200	13,550	3,816	2,200	17,366	19,566	(2,334)	17,232		(1)
Yrbor City, FL	Hampton Inn and Suites	2012	3,600	17,244	3,122	3,600	20,366	23,966	(2,771)	21,195		(1)
Austin, TX	Corporate Office	2012	—	210	3,482	—	3,692	3,692	(472)	3,220
Land Parcels			8,105	—	(2,545)	5,560	—	5,560	—	5,560
			$197,617	$1,493,697	$157,359	$195,072	$1,653,601	$1,848,673	$(241,760)	$1,606,913	$317,550
(1) Properties cross-collateralize the related loan, refer to "Note 5 - Debt" in the Consolidated Financial Statements.
(2) Properties subject to ground lease, refer to "Note 9 - Commitments and Contingencies" in the Consolidated Financial Statements.
(3) Property subject to a PILOT lease, refer to "Note 9 - Commitments and Contingencies" in the Consolidated Financial Statements.

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016
(in thousands)

(a)         ASSET BASIS

	2016	2015	2014
Reconciliation of land, buildings and improvements:
Balance at beginning of period	$1,683,803	$1,527,569	$1,349,088
Additions to land, buildings and improvements	290,486	273,902	263,182
Disposition of land, buildings and improvements	(125,039)	(116,553)	(75,454)
Impairment loss	(577)	(1,115)	(9,247)
Balance at end of period	$1,848,673	$1,683,803	$1,527,569

 (b)         ACCUMULATED DEPRECIATION

	2016	2015	2014
Reconciliation of accumulated depreciation:
Balance at beginning of period	$212,207	$179,455	$173,149
Depreciation	72,063	63,675	63,669
Depreciation on assets sold or disposed	(42,510)	(30,923)	(57,363)
Balance at end of period	$241,760	$212,207	$179,455

 (c)        The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $1,384.1 million.

(d)         Depreciation is computed based upon the following useful lives:

Buildings and improvements 6-40 years
Furniture and equipment 2-15 years

(e)          We have mortgages payable on the properties as noted.  Additional mortgage information can be found in "Note 5 - Debt" to the Consolidated Financial Statements.

(f)           The negative balance for costs capitalized subsequent to acquisition include out-parcels sold, disposal of assets, and recorded impairment losses.

(g)          The amounts presented in Schedule III exclude capitalized franchise costs that are included in Assets Held for Sale.