Form 10-Q
period 2017-03-31
Summit Hotel Properties, Inc.
filed 2017-05-03
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File Number:  001-35074

SUMMIT HOTEL PROPERTIES, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________

Maryland	27-2962512
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

12600 Hill Country Boulevard, Suite R-100
Austin, TX 78738
(Address of principal executive offices, including zip code)

(512) 538-2300
(Registrant’s telephone number, including area code)
________________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
 As of April 21, 2017, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 93,861,131.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investment in hotel properties, net	$1,577,751	$1,538,868
Investment in hotel properties under development	7,888	—
Land held for development	2,942	5,742
Assets held for sale	62,816	62,695
Investment in real estate loans, net	10,085	17,585
Cash and cash equivalents	68,046	34,694
Restricted cash	27,141	24,881
Trade receivables, net	16,548	11,807
Prepaid expenses and other	7,065	6,474
Deferred charges, net	3,851	3,727
Other assets	11,986	12,032
Total assets	$1,796,119	$1,718,505
LIABILITIES AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$714,306	$652,414
Accounts payable	5,402	4,623
Accrued expenses and other	47,635	46,880
Derivative financial instruments	769	1,118
Total liabilities	768,112	705,035
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized:
7.875% Series B - 3,000,000 shares issued and outstanding at March 31, 2017 and December 31, 2016 (aggregate liquidation preference of $75,509 at March 31, 2017 and December 31, 2016)	30	30
7.125% Series C - 3,400,000 shares issued and outstanding at March 31, 2017 and December 31, 2016 (aggregate liquidation preference of $85,522 at March 31, 2017 and December 31, 2016)	34	34
6.45% Series D - 3,000,000 shares issued and outstanding at March 31, 2017 and December 31, 2016 (aggregate liquidation preference of $75,417 at March 31, 2017 and December 31, 2016)	30	30
Common stock, $.01 par value per share, 500,000,000 shares authorized, 93,811,172 and 93,525,469 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	938	935
Additional paid-in capital	1,011,938	1,011,412
Accumulated other comprehensive loss	(629)	(977)
Retained earnings (deficit) and distributions	12,268	(1,422)
Total stockholders’ equity	1,024,609	1,010,042
Non-controlling interests in operating partnership	3,398	3,428
Total equity	1,028,007	1,013,470
Total liabilities and equity	$1,796,119	$1,718,505

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Room	$110,350	$110,595
Other hotel operations revenue	7,639	7,487
Total revenues	117,989	118,082
Expenses:
Hotel operating expenses:
Room	28,514	27,269
Other direct	15,790	16,240
Other indirect	30,900	30,629
Total hotel operating expenses	75,204	74,138
Depreciation and amortization	18,726	18,143
Corporate general and administrative	5,138	4,579
Hotel property acquisition costs	354	554
Total expenses	99,422	97,414
Operating income	18,567	20,668
Other income (expense):
Interest expense	(6,791)	(7,483)
Gain on disposal of assets, net	19,456	36,780
Other income, net	2,395	340
Total other income (expense)	15,060	29,637
Income from continuing operations before income taxes	33,627	50,305
Income tax expense	(421)	(1,571)
Net income	33,206	48,734
Less - Income attributable to non-controlling interests in Operating Partnership	(120)	(249)
Net income attributable to Summit Hotel Properties, Inc.	33,086	48,485
Preferred dividends	(4,200)	(4,147)
Net income attributable to common stockholders	$28,886	$44,338
Earnings per share:
Basic and diluted	$0.31	$0.51
Weighted average common shares outstanding:
Basic	92,762	86,360
Diluted	93,230	87,170

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2017	2016
Net income	$33,206	$48,734
Other comprehensive income (loss), net of tax:
Changes in fair value of derivative financial instruments	349	(632)
Comprehensive income	33,555	48,102
Less - Comprehensive income attributable to operating partnership	(121)	(245)
Comprehensive income attributable to Summit Hotel Properties, Inc.	33,434	47,857
Preferred dividends	(4,200)	(4,147)
Comprehensive income attributable to common stockholders	$29,234	$43,710

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit) and Distributions	Total Stockholders’ Equity	Non-controlling Interests in Operating Partnership	Total Equity
Balance at December 31, 2016	9,400,000	$94	93,525,469	$935	$1,011,412	$(977)	$(1,422)	$1,010,042	$3,428	$1,013,470
Common stock redemption of common units	—	—	10,657	—	92	—	—	92	(92)	—
Dividends	—	—	—	—	—	—	(19,396)	(19,396)	(64)	(19,460)
Equity-based compensation	—	—	317,401	3	1,122	—	—	1,125	5	1,130
Other	—	—	(42,355)	—	(688)	—	—	(688)	—	(688)
Other comprehensive income	—	—	—	—	—	348	—	348	1	349
Net income	—	—	—	—	—	—	33,086	33,086	120	33,206
Balance at March 31, 2017	9,400,000	$94	93,811,172	$938	$1,011,938	$(629)	$12,268	$1,024,609	$3,398	$1,028,007

Balance at December 31, 2015	8,400,000	$84	86,793,521	$868	$894,060	$(1,666)	$(40,635)	$852,711	$4,215	$856,926
Common stock redemption of common units	—	—	31,042	—	254	—	—	254	(254)	—
Dividends	—	—	—	—	—	—	(14,345)	(14,345)	(57)	(14,402)
Equity-based compensation	—	—	448,342	4	785	—	—	789	4	793
Other	—	—	(53,059)	—	(617)	—	—	(617)	—	(617)
Other comprehensive loss	—	—	—	—	—	(628)	—	(628)	(4)	(632)
Net income	—	—	—	—	—	—	48,485	48,485	249	48,734
Balance at March 31, 2016	8,400,000	$84	87,219,846	$872	$894,482	$(2,294)	$(6,495)	$886,649	$4,153	$890,802

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$33,206	$48,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,726	18,143
Amortization of deferred financing costs	518	563
Equity-based compensation	1,130	793
Realization of deferred gain	(15,000)	—
Gain on disposal of assets, net	(4,456)	(36,780)
Other	(198)	949
Changes in operating assets and liabilities:
Restricted cash - operating	(309)	(634)
Trade receivables, net	(4,741)	(5,572)
Prepaid expenses and other	49	(2,458)
Accounts payable	779	835
Accrued expenses and other	902	(33)
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,606	24,540
INVESTING ACTIVITIES
Acquisitions of hotel properties	(60,467)	(109,182)
Investment in hotel properties under development	(5,088)	—
Improvements to hotel properties	(8,297)	(9,665)
Proceeds from asset dispositions, net of closing costs	14,914	107,477
Funding of real estate loans	—	(27,500)
Proceeds from collection of real estate loans	22,500	—
Increase in restricted cash - FF&E reserve	(1,951)	(1,068)
Decrease in escrow deposits for acquisitions	—	10,046
NET CASH USED IN INVESTING ACTIVITIES	(38,389)	(29,892)
FINANCING ACTIVITIES
Proceeds from issuance of debt	100,000	150,000
Principal payments on debt	(38,652)	(123,035)
Dividends paid	(19,394)	(14,402)
Financing fees on debt	(131)	(1,948)
Other	(688)	(617)
NET CASH PROVIDED BY FINANCING ACTIVITIES	41,135	9,998
Net change in cash and cash equivalents	33,352	4,646
CASH AND CASH EQUIVALENTS
Beginning of period	34,694	29,326
End of period	$68,046	$33,972
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$5,887	$6,783
Capitalized interest	$21	$—
Cash payments for income taxes, net of refunds	$—	$15

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

We focus on owning primarily premium-branded, select-service hotels. At March 31, 2017, our portfolio consisted of 82 hotels with a total of 11,095 guestrooms located in 23 states. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our short taxable year ended December 31, 2011. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiary (“TRS”). We indirectly own 100% of the outstanding equity interests in all of our TRS Lessees.

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

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934 (the “Exchange Act”). Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three months ended March 31, 2017 may not be indicative of the results that may be expected for the full year of 2017. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Effective January 1, 2017, we early adopted ASU No. 2017-01, Clarifying the Definition of a Business. As such, if substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. When we conclude that an acquisition meets this threshold, acquisition costs will be capitalized as part of our allocation of the purchase price of the acquired hotel properties.

Our hotel properties and related assets are recorded at cost, less accumulated depreciation. We capitalize hotel development costs and the costs of significant additions and improvements that materially upgrade, increase the value or extend the useful life of the property. These costs may include hotel development, refurbishment, renovation, and remodeling expenditures, as well as certain indirect internal costs related to construction projects. If an asset requires a period of time in which to carry out the activities necessary to bring it to the condition necessary for its intended use, the interest cost incurred during that period as a result of expenditures for the asset is capitalized as part of the cost of the asset. We expense the cost of repairs and maintenance as incurred.

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

Additionally, we have in the past and may in the future enter into purchase and sale transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (“IRC”), for the exchange of like-kind property to defer taxable gains on the sale of real estate properties (“1031 Exchange”).  For reverse transactions under a 1031 Exchange in which we purchase a new property prior to selling the property to be matched in the like-kind exchange (we refer to a new property being acquired by us in the 1031 Exchange prior to the sale of the related property as a “Parked Asset”), legal title to the Parked Asset is held by a qualified intermediary engaged to execute the 1031 Exchange until the sale transaction and the 1031 Exchange is completed.  We retain essentially all of the legal and economic benefits and obligations related to a Parked Asset prior to completion of a 1031 Exchange.   As such, a Parked Asset is included in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations as a VIE until legal title is transferred to us upon completion of the 1031 Exchange.

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

New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the full retrospective adoption or a modified retrospective adoption. In July 2015, the FASB deferred the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We expect to adopt ASU No. 2014-09 on January 1, 2018 using the modified retrospective adoption method. We have begun to evaluate each of our revenue streams under the new model. Based on preliminary assessments, we do not expect the adoption of ASU No. 2014-09 to have a material effect on our financial position or our results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting requirements for the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income for the period. ASU No. 2016-01 is effective for our fiscal year commencing on January 1, 2018. We do not expect the adoption of ASU No. 2016-01 to have a material effect on our financial position or our results of operations.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. ASU No. 2016-15 is effective for our fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively where practical and early adoption is permitted. We expect to adopt ASU No. 2016-15 for our fiscal year commencing on January 1, 2018. We do not expect the adoption of ASU No. 2016-15 to have a material effect on our financial position or our results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Classification of Restricted Cash, which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions. ASU No. 2016-18 is effective for our fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively and early adoption is permitted. We expect to adopt ASU No. 2016-18 for our fiscal year commencing on January 1, 2018. We do not expect the adoption of ASU No. 2016-18 to have a material effect on our financial position or our results of operations.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, with the objective of providing guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for our fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. We have early adopted ASU No. 2017-01 for our fiscal year commencing on January 1, 2017. Under ASU No. 2017-01, we have concluded that the acquisitions of the Homewood Suites, Aliso Viejo (Laguna Beach), CA on March 1, 2017 and the Hyatt Place, Phoenix (Mesa), AZ on March 30, 2017 are the acquisition of assets. As such, we have capitalized the acquisition costs related to these transactions.

NOTE 3 - INVESTMENT IN HOTEL PROPERTIES, NET

Investment in Hotel Properties, net

Investment in hotel properties, net at March 31, 2017 and December 31, 2016 is as follows (in thousands):

	March 31, 2017	December 31, 2016
Land	$185,269	$178,423
Hotel buildings and improvements	1,473,573	1,433,389
Construction in progress	20,019	22,490
Furniture, fixtures and equipment	135,694	129,437
	1,814,555	1,763,739
Less - accumulated depreciation	(236,804)	(224,871)
	$1,577,751	$1,538,868

Investment in Hotel Properties Under Development

We are developing a hotel in Orlando, FL on a parcel of land owned by us. We expect the total development costs for the construction of the hotel to be approximately $30.0 million. We have incurred $5.1 million of costs to date and we have reclassified the carrying amount of the land parcel of $2.8 million from Land Held for Development to Investment in Hotel Properties Under Development during the three months ended March 31, 2017 in connection with our development activities.

Assets Held for Sale

Assets held for sale at March 31, 2017 and December 31, 2016 include the following (in thousands):

	March 31, 2017	December 31, 2016
Land	$10,907	$10,907
Hotel buildings and improvements	44,736	44,718
Furniture, fixtures and equipment	6,752	6,649
Franchise fees and other	421	421
	$62,816	$62,695

On February 11, 2016, we completed the sale of six hotels to affiliates of American Realty Capital Hospitality Trust, Inc. ("ARCH") for an aggregate selling price of $108.3 million (the "ARCH Sale"), with the proceeds from the ARCH Sale being used to complete certain reverse 1031 Exchanges. The hotels acquired by us for the reverse 1031 Exchanges included the 179-guestroom Courtyard by Marriott in Atlanta (Decatur), GA on October 20, 2015 for a purchase price of $44.0 million and the 226-guestroom Courtyard by Marriott, Nashville, TN for a purchase price of $71.0 million on January 19, 2016.  The completion of the reverse 1031 Exchanges resulted in the deferral of taxable gains of approximately $74.0 million and the pay-down of our unsecured revolving credit facility by $105.0 million. Additionally, we repaid a mortgage loan totaling $5.8 million related to the sale of a hotel to ARCH. The ARCH Sale resulted in a $56.8 million gain, of which $20.0 million was initially deferred related to seller financing that we provided as described below.

In connection with the ARCH Sale, the Operating Partnership entered into a loan agreement with ARCH, as borrower, which provided for a loan by the Operating Partnership to ARCH in the amount of $27.5 million (the “Loan” or "Loan Agreement").  The proceeds of the Loan were required to be applied by ARCH as follows: (i) $20.0 million was applied toward the payment of a portion of the $108.3 million purchase price for the six hotels acquired by ARCH as part of the ARCH Sale; and (ii) the remaining $7.5 million was applied by ARCH to fund the escrow deposit required for the purchase of eight hotels as described below. Through December 31, 2016, we had recognized as income $5.0 million of the deferred gain upon receipt of scheduled repayments of the principal balance of the loan from ARCH. On March 31, 2017, ARCH repaid the remaining $22.5 million principal balance of the Loan and payment-in-kind (“PIK”) interest of $1.2 million. As such, we recognized as income during the three months ended March 31, 2017 the remaining $15.0 million of the deferred gain related to the sale of six hotels to ARCH.

Pursuant to an agreement entered into by the Company and an affiliate of ARCH on February 11, 2016, as such agreement was subsequently modified and extended, the affiliate of ARCH was to purchase ten of the Company's hotels. Two of the hotels were sold during 2016 to a purchaser not affiliated with ARCH as permitted by the agreement.

On April 27, 2017, we completed the sale of seven of the remaining eight hotels to an affiliate of ARCH for a total purchase price of $66.8 million, resulting in a net gain of approximately $16.0 million. The seven hotels sold were as follows:

Hotel	Location	Guestrooms
Courtyard by Marriott	Jackson, MS	117
Courtyard by Marriott	Germantown, TN	93
Fairfield Inn & Suites	Germantown, TN	80
Homewood Suites	Ridgeland, MS	91
Residence Inn	Jackson, MS	100
Residence Inn	Germantown, TN	78
Staybridge Suites	Ridgeland, MS	92
Total		651

The proceeds from this sale have been deposited with a qualified intermediary to be used to complete 1031 Exchanges with future hotel purchases to defer the taxable gains on the sale of approximately $21.0 million.

The Courtyard by Marriott, El Paso, TX (the “El Paso Courtyard”) is the last hotel under contract for sale to ARCH. The closing date for the El Paso Courtyard is scheduled to occur on October 24, 2017 (the “El Paso Closing Date”).  If, on the El Paso Closing Date, the El Paso Courtyard is under contract to be sold to a bona fide third-party purchaser that is not an affiliate of the Company, the ARCH Purchaser will not be obligated to purchase the hotel. At March 31, 2017, the El Paso Courtyard was under contract to be sold to a third-party purchaser that is unrelated to ARCH. We expect this closing to occur in the second quarter of 2017. If the sale of the El Paso Courtyard to the third-party purchaser closes as expected, then ARCH will have fulfilled its purchase obligations to us.

In addition to the hotel properties related to the ARCH agreements noted above, Assets Held for Sale at March 31, 2017 and December 31, 2016 included land parcels in Spokane, WA and Flagstaff, AZ, which were being actively marketed for sale.

Other Dispositions

On March 30, 2017, we completed the sale of the Hyatt Place in Atlanta, GA for $14.5 million and repaid a related mortgage loan totaling $6.5 million. The sale of this property resulted in the realization of a net gain of $4.8 million during the three months ended March 31, 2017.

Other Asset Sales

At December 31, 2015, we held two notes receivable totaling $2.7 million related to seller-financing for the sale in a prior year of two hotel properties in Emporia, KS (each an "Emporia Property").  The loans had matured and the buyer was in payment default under the terms of the loans.  We were awarded legal title to one Emporia Property through foreclosure. We also purchased an additional note receivable from the first priority lien holder for the Emporia Property for which foreclosure proceedings were ongoing to facilitate the completion of the reacquisition of this Emporia Property through a foreclosure. On April 15, 2016, we completed the sale of the reacquired Emporia Property to a third-party purchaser that was unrelated to the prior owner. On May 18, 2016, we completed the sale of the first and second lien notes related to the remaining Emporia Property to the same purchaser. The aggregate selling price of the Emporia Properties was approximately $4.5 million. As a result of the foreclosure activities and the sale of the notes, we have no further interest in either Emporia Property.

Hotel Property Acquisitions

A summary of the hotel properties acquired during the three months ended March 31, 2017 and 2016 is as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Purchase Price
For the three months ended March 31, 2017
March 1, 2017	Homewood Suites	Aliso Viejo (Laguna Beach), CA	$38,000
March 30, 2017	Hyatt Place	Phoenix (Mesa), AZ	22,200
			$60,200	(1)
For the three months ended March 31, 2016
January 19, 2016	Courtyard by Marriott	Nashville, TN	$71,000
January 20, 2016	Residence Inn by Marriott	Atlanta, GA	38,000
			$109,000	(2)

(1)	The net assets acquired totaled $60.5 million due to the purchase at settlement of $0.3 million of net working capital assets.

(2)	The net assets acquired totaled $109.2 million due to the purchase at settlement of $0.2 million of net working capital assets.

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

	For the Three Months Ended March 31,
	2017		2016
Land	$7,999		$12,173
Hotel buildings and improvements	49,027		94,697
Furniture, fixtures and equipment	3,150		2,130
Other assets	360	(1)	383	(2)
Total assets acquired	60,536		109,383
Less - other liabilities assumed	(69)	(1)	(201)	(2)
Net assets acquired	$60,467		$109,182

(1)	The net assets acquired totaled $60.5 million due to the purchase at settlement of $0.3 million of net working capital assets.

(2)	The net assets acquired totaled $109.2 million due to the purchase at settlement of $0.2 million of net working capital assets.

Total revenues and net income for hotel properties acquired in the three months ended March 31, 2017 and 2016, which are included in our Condensed Consolidated Statements of Operations, are as follows (in thousands):

	2017 Acquisitions	2016 Acquisitions
	For the	For the
	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2017	2016
Revenues	$768	$5,338	$4,244
Net income	$373	$1,081	$977

The results of operations of acquired hotel properties are included in the Condensed Consolidated Statements of Operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information presents the results of operations as if all acquisitions in 2017 and 2016 had taken place on January 1, 2016 and all dispositions had occurred prior to that date. The unaudited condensed pro forma financial information is for comparative purposes only and is not necessarily indicative of what actual results of operations would have been had the hotel acquisitions and dispositions taken place on or before January 1, 2016. The pro forma amounts exclude the $19.5 million and $36.8 million gain on the sale of hotel properties during the three months ended March 31, 2017 and 2016, respectively. This information does not purport to be indicative of or represent results of operations for future periods.

The unaudited condensed pro forma financial information for the three months ended March 31, 2017 and 2016 is as follows (in thousands, except per share):

	For the Three Months Ended March 31,
	2017	2016
Revenues	$120,002	$119,101
Income from hotel operations	$43,850	$45,069
Net income before taxes	$15,348	$15,925
Net income	$14,927	$14,354
Net income attributable to common stockholders, net of amount allocated to participating securities	$10,568	$10,121
Basic and diluted net income per share attributable to common stockholders	$0.11	$0.12

NOTE 4 - DEBT

At March 31, 2017 and December 31, 2016, our indebtedness is comprised of borrowings under a $450.0 million senior unsecured credit facility, the 2015 Term Loan (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivative, for all borrowings was 3.65% at March 31, 2017 and 3.69% at December 31, 2016.

Debt, net of debt issuance costs, is as follows (in thousands):

	March 31, 2017	December 31, 2016
Revolving debt	$120,000	$50,000
Term loans	290,000	290,000
Mortgage loans	308,900	317,550
	718,900	657,550
Unamortized debt issuance costs	(4,594)	(5,136)
Debt, net of debt issuance costs	$714,306	$652,414

Our total fixed-rate and variable-rate debt, after giving effect to our interest rate derivative, is as follows (in thousands):

	March 31, 2017	December 31, 2016
Fixed-rate debt	$351,460	$359,867
Variable-rate debt	367,440	297,683
	$718,900	$657,550

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Fixed-rate debt	$276,460	$280,210	$284,867	$283,416	Level 2 - Market approach

At March 31, 2017 and December 31, 2016, we had $75.0 million of debt with variable interest rates that had been converted to fixed interest rates through a derivative financial instrument which is carried at fair value.  Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to "Note 5 — Derivative Financial Instruments and Hedging."

$450 Million Senior Unsecured Credit Facility

On January 15, 2016, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $450.0 million senior unsecured credit facility (the “2016 Unsecured Credit Facility”), which replaced the previous $300.0 million senior unsecured credit facility that was in place. The 2016 Unsecured Credit Facility is comprised of a $300.0 million revolving credit facility (the “$300 Million Revolver”) and a $150.0 million term loan (the “$150 Million Term Loan”). At March 31, 2017, the maximum amount of borrowing provided by the 2016 Unsecured Credit Facility was $450.0 million, of which we had $270.0 million borrowed and $180.0 million available to borrow.

The 2016 Unsecured Credit Facility has an accordion feature which will allow the Company to increase the total commitments by an aggregate of up to $150.0 million.  The $300 Million Revolver will mature on March 31, 2020 and can be extended to March 31, 2021 at the Company’s option, subject to certain conditions. The $150 Million Term Loan will mature on March 31, 2021.

The Company pays interest on revolving credit advances at varying rates based upon, at the Company’s option, either (i) 1-, 2-, 3- or 6-month LIBOR, plus a margin of between 1.50% and 2.25%, depending upon the Company’s leverage ratio (as defined in the 2016 Unsecured Credit Facility agreement), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin of between 0.50% and 1.25%, depending upon the Company’s leverage ratio.  The interest rate at March 31, 2017 was 2.48%.

Financial and Other Covenants. We are required to comply with a series of financial and other covenants to borrow under this credit facility. At March 31, 2017, we were in compliance with all required covenants.

Unencumbered Assets. The 2016 Unsecured Credit Facility is unsecured.  However, borrowings under the 2016 Unsecured Credit Facility are limited by the value of hotel assets that qualify as unencumbered assets. At March 31, 2017, the Company had 46 unencumbered hotel properties (the "Unencumbered Properties") supporting the 2016 Unsecured Credit Facility.

An interest rate swap entered into on September 5, 2013 with a notional value of $75.0 million, an effective date of January 2, 2014 and a maturity date of October 1, 2018 remains outstanding.  This interest rate swap was designated as a cash flow hedge and effectively fixes LIBOR at 2.04% which results in a fixed interest rate of 3.49% on $75.0 million of the $150 Million Term Loan.

Unsecured Term Loan

On April 7, 2015, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $125.0 million unsecured term loan (the “2015 Term Loan”). The 2015 Term Loan matures on April 7, 2022 and has an accordion feature which allows us to increase the total commitments by an aggregate of $75.0 million prior to the maturity date, subject to certain conditions.  At closing, we were advanced the full $125.0 million amount of the 2015 Term Loan and on April 21, 2015, we were advanced the $15.0 million upon exercise of the accordion. All proceeds were used to pay down the principal balance of our $225 million revolving credit facility provided under the former $300.0 million senior unsecured credit facility.  We pay interest on advances equal to the sum of LIBOR or the administrative agent’s prime rate and the applicable margin. We are currently paying interest at 2.78% based on LIBOR at March 31, 2017.

Borrowings under the 2015 Term Loan are limited by the value of hotel assets that qualify as unencumbered assets. As of March 31, 2017, the 46 Unencumbered Properties also supported the 2015 Term Loan.

Term Loans

At March 31, 2017, we had $598.9 million in secured and unsecured term loans outstanding (including the $150 Million Term Loan and the 2015 Term Loan described above).  Term loans totaling $308.9 million are secured primarily by first mortgage liens on certain hotel properties.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at March 31, 2017 and December 31, 2016 is as follows (dollars in thousands):

	March 31, 2017			December 31, 2016
	Number of Instruments	Notional Amount	Fair Value	Number of Instruments	Notional Amount	Fair Value
Interest rate swaps (liability)	1	$75,000	$(769)	1	$75,000	$(1,118)
	1	$75,000	$(769)	1	$75,000	$(1,118)

Our interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At March 31, 2017 and December 31, 2016, our interest rate swap was in a liability position. The interest rate swap expires on October 1, 2018. We are not required to post any collateral related to this agreement and are not in breach of any financial provisions of the agreement.

The table below details the presentation in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Gain (loss) recognized in accumulated other comprehensive income on derivative financial instruments (effective portion)	$112	$(938)
Loss reclassified from accumulated other comprehensive income to interest expense (effective portion)	$(237)	$(306)

Amounts reported in accumulated other comprehensive income related to derivative financial instruments will be reclassified to interest expense as interest payments are made on the hedged variable-rate debt. In the next twelve months, we estimate that an additional $0.6 million will be reclassified from Other Comprehensive Income and recorded as an increase to interest expense.

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

On August 2, 2016, the Company and the Operating Partnership entered into separate sales agreements (the “Sales Agreements”) with each of Robert W. Baird & Co. Incorporated, Raymond James & Associates, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., RBC Capital Markets, LLC, KeyBanc Capital Markets Inc., Canaccord Genuity Inc. and Jefferies LLC (collectively, the “Bank Group”), pursuant to which the Company may issue and sell from time to time up to $125.0 million in shares of its common stock, $0.01 par value per share, and shares of its 6.45% Series D Preferred Stock, $0.01 par value per share (collectively, the “Shares”), through members of the Bank Group, acting as agents or principals (the “2016 ATM Program”). Through March 31, 2017, we have sold 6,151,514 shares of our common stock under the 2016 ATM Program for net proceeds of $89.1 million.

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

Changes in common stock during the three months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended March 31,
	2017	2016
Beginning common shares outstanding	93,525,469	86,793,521
Grants under the Equity Plan	316,142	446,280
Common Unit redemptions	10,657	31,042
Common stock issued for director fees	1,259	2,062
Shares retained for employee tax withholding requirements	(42,355)	(53,059)
Ending common shares outstanding	93,811,172	87,219,846

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.01 par value per share, of which 90,600,000 is currently undesignated, 3,000,000 shares have been designated as 7.875% Series B Cumulative Redeemable Preferred Stock (the “Series B preferred shares”), 3,400,000 shares have been designated as 7.125% Series C Cumulative Redeemable Preferred Stock (the “Series C preferred shares”), and 3,000,000 shares have been designated as 6.45% Series D Cumulative Redeemable Preferred Stock (the "Series D preferred shares").

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

The Company's outstanding shares of preferred stock (collectively, “Preferred Shares”) rank senior to our common stock and on parity with each other with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Preferred Shares do not have any maturity date and are not subject to mandatory redemption or sinking fund requirements. The Company may not redeem the Series B preferred shares, Series C preferred shares or Series D preferred shares prior to December 11, 2017, March 20, 2018, and June 28, 2021, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or in connection with certain changes in control. After those dates, the Company may, at its option, redeem the applicable Preferred Shares, in whole or from time to time in part, by payment of $25 per share, plus any accumulated, accrued and unpaid distributions up to, but not including, the date of redemption. If the Company does not exercise its rights to redeem the Preferred Shares upon certain changes in control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each Series B preferred share is 5.6497 shares of common stock, each Series C preferred share is 5.1440 shares of common stock, and each Series D preferred share is 3.9216 shares of common stock, all subject to certain adjustments.

The Company pays dividends at an annual rate of $1.96875 for each Series B preferred share, $1.78125 for each Series C preferred share, and $1.6125 for each Series D preferred share. Dividend payments are made quarterly in arrears on or about the last day of February, May, August and November of each year.

Non-controlling Interests in Operating Partnership

Pursuant to the limited partnership agreement of our Operating Partnership, beginning on February 14, 2012, the unaffiliated third parties who hold Common Units in our Operating Partnership have the right to cause us to redeem their Common Units in exchange for cash based upon the fair value of an equivalent number of our shares of common stock at the time of redemption; however, the Company has the option to redeem Common Units with shares of our common stock on a one-for-one basis. The number of shares of our common stock issuable upon redemption of Common Units may be adjusted upon the occurrence of certain events such as share dividend payments, share subdivisions or combinations.

 At March 31, 2017 and December 31, 2016, unaffiliated third parties owned 386,056 and 396,713 Common Units of the Operating Partnership, respectively, representing less than a 1% limited partnership interest in the Operating Partnership for each period.

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

Leasehold Venture

At March 31, 2016, we owned a majority interest in a joint venture that owned a fee simple interest in a hotel property and we also owned a minority interest in a related joint venture (“Leasehold Venture”) that held a leasehold interest in the property. On June 30, 2016, our joint venture partner in the Leasehold Venture exercised a put option to sell its joint venture interest in the Leasehold Venture to us for $0.4 million. We finalized the transaction in July 2016 and we now own 100% of the fee simple interest and leasehold interest in the hotel property effective July 31, 2016.

NOTE 7 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at March 31, 2017 using
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$—	$769	$—	$769

	Fair Value Measurements at December 31, 2016 using
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$—	$1,118	$—	$1,118

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Restricted Cash

The Company maintains reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at some of our hotel properties in accordance with management, franchise or mortgage loan agreements. These agreements generally require us to reserve cash ranging from 3% to 5% of the revenues of the individual hotel in restricted cash escrow accounts. Any unused restricted cash balances revert to us upon the termination of the underlying agreement or may be released to us from the restricted cash escrow accounts upon proof of expenditures and approval from the lender or other party requiring the restricted cash reserves. At March 31, 2017 and December 31, 2016, approximately $27.1 million and $24.9 million, respectively, was available in restricted cash reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at our hotel properties.

Ground Leases

We lease land for one hotel property in Duluth, GA under the terms of an operating ground lease agreement expiring April 1, 2069. We have two prepaid land leases for two hotel properties in Portland, OR which expire in June of 2084 and have a remaining prepaid balance of approximately $3.3 million at both March 31, 2017 and December 31, 2016.  We have one option to extend these leases for an additional 14 years. We lease land for one hotel property in Houston (Galleria Area), TX under the terms of an operating ground lease agreement with an initial termination date of April 20, 2053 and one option to extend for an additional 10 years.  We lease land for one hotel property in Austin, TX with an initial lease termination date of May 31, 2050.  We lease land for one hotel property in Baltimore (Hunt Valley), MD with a lease termination date of December 31, 2019 and twelve remaining options to extend for five additional years per extension. Total rent expense for the three months ended March 31, 2017 and 2016 was $0.5 million and $0.3 million, respectively.

In addition, we lease land for one hotel property in Garden City, NY under a PILOT (payment in lieu of taxes) lease. We pay a reduced amount of property tax each year of the lease as rent. The lease expires on December 31, 2019. Upon expiration of the lease, we expect to exercise our right to acquire a fee simple interest in the hotel for nominal consideration.

Franchise Agreements

All of our hotel properties operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 20 years with various extension provisions. Each franchisor receives franchise fees ranging from 2% to 6% of each hotel property’s gross revenue, and some agreements require that we pay marketing fees of up to 4% of gross revenue. In addition, some of these franchise agreements require that we deposit a percentage of the hotel property’s gross revenue, generally not more than 5%, into a reserve fund for capital expenditures. We also pay fees to our franchisors for services such as reservation and information systems. During the three months ended March 31, 2017 and 2016, we expensed fees related to our franchise agreements of $9.2 million and $9.1 million, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various professional third-party management companies. The terms of our management agreements range from three to 25 years with various extension provisions. Each management company receives a base management fee, generally a percentage of total hotel property revenues. In some cases there are also monthly fees for certain services, such as accounting, based on the number of guestrooms. Generally there are also incentive fees based on attaining certain financial thresholds. Management fee expenses for the three months ended March 31, 2017 and 2016 were $4.7 million and $4.9 million, respectively.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business. We are currently involved in litigation related to the settlement of a contractual obligation related to the purchase of a hotel property in 2012. We have accrued the amount of our expected liability to settle the contractual obligation at March 31, 2017. We are not currently aware of any actions against us that we believe would have a material effect on our financial condition or results of operations.

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

Stock Options Granted Under our Equity Plan

As of March 31, 2017, we had 235,000 outstanding and exercisable stock options with a weighted average exercise price of $9.75 per share, weighted average contractual term of 3.9 years and an aggregate intrinsic value of $1.5 million.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

On March 6, 2017, we granted time-based restricted stock awards for 16,079 shares of common stock to certain of our non-executive employees. The awards vest over a four-year period based on continued service (20% on March 9, 2018, 2019 and 2020, and 40% on March 9, 2021).  On March 6, 2017, we granted time-based restricted stock awards for 120,024 shares of common stock to our executive officers. The awards vest 25% on March 9, 2018, 25% on March 9, 2019 and 50% on March 9, 2020, based on continuous service through the vesting dates or in certain circumstances upon a change in control.

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

The following table summarizes time-based restricted stock award activity under our Equity Plan for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2016	357,845	$11.90	$5,736
Granted	136,103	15.39
Vested	(74,588)	12.19
Non-vested at March 31, 2017	419,360	$12.98	$6,701

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

On March 6, 2017, we granted performance-based restricted stock awards for 180,039 shares of common stock to our executive officers. Our performance-based restricted stock awards are market-based awards and are accounted for based on the fair value of our common stock on the grant date. The fair value of the performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model. These awards generally vest based on our percentile ranking within the SNL U.S. REIT Hotel Index at the end of the period beginning on March 6, 2017 and ending on the earlier of March 6, 2020 or upon a change in control.  The awards require continued service during the measurement period and are subject to the other conditions described in the Equity Plan or award document.

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

The following table summarizes performance-based restricted stock activity under the Equity Plan for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2016	449,027	$14.90	$7,198
Granted	180,039	17.13
Vested	(39,959)	7.12
Non-vested at March 31, 2017	589,107	$16.11	$9,414

(1) The amounts included in this column represent the expected future value of the performance-based restricted stock awards calculated using the Monte Carlo simulation valuation model.

Director Stock Awards Made Pursuant to Our Equity Plan

Our non-employee directors have the option to receive shares of our common stock in lieu of cash for their director fees. During the three months ended March 31, 2017, we issued 1,259 shares of common stock for director fees.  The fair value of director stock awards is calculated based on the market value of our common stock on the date of grant.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate General and Administrative expenses in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Stock options	$—	$55
Time-based restricted stock	476	337
Performance-based restricted stock	634	381
Director stock	20	20
	$1,130	$793

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $10.1 million at March 31, 2017 as follows (in thousands):

	Total	2017	2018	2019	2020	2021
Time-based restricted stock	$4,106	$1,591	$1,493	$839	$173	$10
Performance-based restricted stock	6,005	2,415	2,196	1,223	171	—
	$10,111	$4,006	$3,689	$2,062	$344	$10

NOTE 10 - INCOME TAXES

Income taxes for the interim periods presented have been included in our Condensed Consolidated Financial Statements on the basis of an estimated annual effective tax rate. Our effective tax rate is affected by the mix of earnings and losses by taxing jurisdictions. Our earnings, other than from our TRS, are not generally subject to federal and state corporate income taxes due to our REIT election, provided that we distribute 100% of our taxable income to our shareholders. However, there are a limited number of local and state jurisdictions that tax the taxable income of the Operating Partnership. Accordingly, we provide for income taxes in these jurisdictions for the Operating Partnership.

For the three months ended March 31, 2017 and 2016, we recorded an income tax provision attributable to continuing operations of $0.4 million and $1.6 million, respectively.

We had no unrecognized tax benefits at March 31, 2017. We expect no significant changes in unrecognized tax benefits within the next year.

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

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share):

	For the Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$33,206	$48,734
Less: Preferred dividends	(4,200)	(4,147)
Allocation to participating securities	(114)	(29)
Attributable to non-controlling interest	(120)	(249)
Net income attributable to common stockholders, net of amount allocated to participating securities	$28,772	$44,309
Denominator:
Weighted average common shares outstanding - basic	92,762	86,360
Dilutive effect of equity-based compensation awards	468	810
Weighted average common shares outstanding - diluted	93,230	87,170
Earnings per share:
Basic and diluted	$0.31	$0.51

All outstanding stock options were included in the computation of diluted earnings per share for the three months ended March 31, 2017 and 2016 due to their dilutive effect. The Common Units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income would also be added to derive net income attributable to common stockholders. For the three months ended March 31, 2017 and 2016, we had unvested performance-based restricted stock awards of 589,107 shares and 449,027 shares, respectively, which were excluded from the denominator of the diluted earnings per share as the awards had not achieved the requisite performance conditions for vesting at each period end.

NOTE 12 - SUBSEQUENT EVENTS

Dispositions

On April 27, 2017, we completed the sale of seven hotels to an affiliate of ARCH for a total purchase price of $66.8 million, resulting in a net gain of approximately $16.0 million (See "Note 3 - Investment in Hotel Properties, Net").

Dividends

On April 28, 2017, our Board of Directors declared cash dividends of $0.17 per share of common stock, $0.4921875 per share of 7.875% Series B Cumulative Redeemable Preferred Stock, $0.4453125 per share of 7.125% Series C Cumulative Redeemable Preferred Stock and $0.403125 per share of 6.45% Series D Cumulative Redeemable Preferred Stock. These dividends are payable on May 31, 2017 to stockholders of record on May 16, 2017.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2016 and our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

•	global, national, regional and local economic and geopolitical conditions;

•	levels of spending for business and leisure travel, as well as consumer confidence;

•	adverse changes in, or declining rates of growth with respect to, occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) and other hotel operating metrics;

•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

•	financial condition of, and our relationships with, third-party property managers and franchisors;

•	the degree and nature of our competition;

•	increased interest rates and operating costs;

•	increased renovation costs, which may cause actual renovation costs to exceed our current estimates;

•	changes in zoning laws and significant increases in real property taxes;

•
risks associated with potential hotel acquisitions, including the ability to ramp up and stabilize newly acquired hotels with limited or no operating history or that require substantial amounts of capital improvements for us to earn stabilized economic returns consistent with our expectations at the time of acquisition;

•
risks associated with dispositions of hotel properties, including our ability to successfully complete the sale of hotel properties currently under contract to be sold, including the risk that the purchaser may not have access to the capital needed to complete the purchase;

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

•	availability of and our ability to retain qualified personnel;

•	our failure to maintain our qualification as a real estate investment trust (“REIT”) under the IRC;

•	changes in our business or investment strategy;

•	availability, terms and deployment of capital;

•	general volatility of the capital markets and the market price of our common stock;

•	environmental uncertainties and risks related to natural disasters; and

•	the other factors discussed under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning primarily premium-branded, select-service hotels. At March 31, 2017, our portfolio consisted of 82 hotels with a total of 11,095 guestrooms located in 23 states, including one hotel held by a qualified intermediary to complete a reverse like-kind exchange under Section 1031 of the IRC (“1031 Exchange”). Except for seven hotels, six of which are subject to ground leases and one of which is subject to a PILOT (payment in lieu of taxes) lease, we own our hotels in fee simple. Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

The vast majority of our hotels operate under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”) and Intercontinental® Hotel Group (“IHG”).

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

Management Company	Number of Properties	Number of Guestrooms
Interstate Management Company, LLC and its affiliate Noble Management Group, LLC	40	4,883
Select Hotel Group, LLC	12	1,681
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott	6	973
Pillar Hotels and Resorts, LLC	6	622
White Lodging Services Corporation	4	791
Stonebridge Realty Advisors, Inc.	4	597
OTO Development, LLC	4	586
Affiliates of IHG including IHG Management (Maryland) LLC and Intercontinental Hotel Group Resources, Inc.	2	395
American Liberty Hospitality, Inc.	2	372
Kana Hotels, Inc.	2	195
Total	82	11,095

Our typical hotel management agreement requires us to pay a base fee to our hotel manager calculated as a percentage of hotel revenues.  In addition, our hotel management agreements generally provide that the hotel manager can earn an incentive fee for revenue or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") over certain thresholds or based on a return over the owner's preferred return.  Our TRS lessees may employ other hotel managers in the future.  We do not, and will not, have any ownership or economic interest in any of the hotel management companies engaged by our TRS lessees.

Our revenues are derived from hotel operations and consist of room revenue and other hotel operations revenue. As a result of our focus on select-service hotels, substantially all of our revenues are related to the sales of hotel guestrooms. Our other hotel operations revenue consists of ancillary revenues related to food and beverage sales, meeting rooms, and other guest services provided at certain of our hotel properties.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to macroeconomic trends. Key drivers of demand include growth in GDP, corporate profits, capital investments and employment. The recent volatility of the economy and lodging industry and the risk that global and domestic political or economic conditions may cause economic growth to slow or stall, could adversely affect industry growth expectations. Also, increasing supply in the industry may reduce growth expectations.

The U.S. lodging industry experienced a positive trend through 2016 that we expect to continue at a slower rate in 2017.  According to the PricewaterhouseCoopers, LLP industry report, "Hospitality Directions: January 2017," RevPAR growth in the U.S. for Upscale hotels is projected to be 1.2% for 2017. While we continue to have a positive outlook on national macroeconomic conditions and their effect on RevPAR growth, room-night demand for fiscal year 2017 is expected to decelerate from that experienced in 2016 based on anticipated levels of business and leisure travel. While the supply of new hotels under construction has increased and is expected to accelerate in 2017, we expect that our operating results will not be adversely affected to a substantial degree by near-term increases in lodging supply in our markets.

Our Hotel Property Portfolio

At March 31, 2017, our portfolio consisted of 82 hotels with a total of 11,095 guestrooms. According to current chain scales as defined by Smith Travel Research, one of our hotel properties with 157 guestrooms is categorized as an Upper-upscale hotel, 61 of our hotel properties with 8,499 guestrooms are categorized as Upscale hotels and 20 of our hotel properties with 2,439 guestrooms are categorized as Upper-midscale hotels. Information for our hotel properties by franchisor as of March 31, 2017 is as follows:

Franchise/Brand	Number of Hotel Properties	Number of Guestrooms
Marriott/Starwood (1)
Courtyard by Marriott	12	1,903
Fairfield Inn & Suites by Marriott	3	290
Four Points by Sheraton	1	101
Marriott	1	157
Residence Inn by Marriott	9	1,109
SpringHill Suites by Marriott	6	874
Total Marriott/Starwood	32	4,434
Hilton
DoubleTree by Hilton	1	210
Hampton Inn	3	327
Hampton Inn & Suites	8	1,116
Hilton Garden Inn	9	1,146
Homewood Suites	2	220
Total Hilton	23	3,019
Hyatt
Hyatt House (2)	2	298
Hyatt Place	16	2,310
Total Hyatt	18	2,608
IHG
Holiday Inn	1	143
Holiday Inn Express	1	66
Holiday Inn Express & Suites	3	433
Hotel Indigo	1	115
Staybridge Suites	2	213
Total IHG	8	970
Carlson
Country Inn & Suites by Carlson	1	64
Total	82	11,095

(1) On September 23, 2016, Marriott completed its previously announced acquisition of Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”). As a result of the transaction, Starwood became an indirect, wholly-owned subsidiary of Marriott.
(2) During the three months ended March 31, 2017, we added 7 guestrooms due to the completion of renovations.

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

Dispositions to Affiliates of ARCH

On February 11, 2016, we completed the sale of six hotels to affiliates of American Realty Capital Hospitality Trust, Inc. ("ARCH") for an aggregate selling price of $108.3 million (the “ARCH Sale”), with the proceeds from the ARCH Sale being used to complete certain reverse 1031 Exchanges. The hotels acquired by us for the reverse 1031 Exchanges included the 179-guestroom Courtyard by Marriott, Atlanta (Decatur), GA on October 20, 2015, for a purchase price of $44.0 million and the 226-guestroom Courtyard by Marriott, Nashville, TN for a purchase price of $71.0 million on January 19, 2016.  The completion of the reverse 1031 Exchanges resulted in the deferral of taxable gains of approximately $74.0 million and the pay-down of our unsecured revolving credit facility by $105.0 million.  Additionally, we repaid a mortgage loan totaling $5.8 million related to sale of a hotel to ARCH. The sale to ARCH resulted in a $56.8 million gain, of which $20.0 million was initially deferred related to seller financing that we provided as described below.

In connection with the ARCH Sale, Summit Hotel OP, LP (the "Operating Partnership") entered into a loan agreement with ARCH, as borrower, which provided for a loan by the Operating Partnership to ARCH in the amount of $27.5 million (the “Loan” or “Loan Agreement”).  The proceeds of the Loan were required to be applied by ARCH as follows: (i) $20.0 million was applied toward the payment of a portion of the $108.3 million purchase price for the six hotels acquired by ARCH as part of the ARCH Sale; and (ii) the remaining $7.5 million was applied by ARCH to fund the escrow deposit required for the purchase of eight hotels as described below. Through December 31, 2016, we had recognized as income $5.0 million of the deferred gain upon receipt of $5.0 million of scheduled repayments of the principal balance of the Loan from ARCH. On March 31, 2017, ARCH repaid the remaining $22.5 million principal balance of the Loan and payment-in-kind (“PIK”) interest of $1.2 million. As such, we recognized as income during the three months ended March 31, 2017 the remaining $15.0 million of the deferred gain related to the sale of six hotels to ARCH.

Pursuant to an agreement entered into by the Company and an affiliate of ARCH on February 11, 2016, as such agreement was subsequently modified and extended, the affiliate of ARCH was to purchase ten of the Company's hotels. Two of the hotels were sold during 2016 to a purchaser not affiliated with ARCH as permitted by the agreement.

On April 27, 2017, we completed the sale of seven of the remaining eight hotels to an affiliate of ARCH for a total purchase price of $66.8 million, resulting in a net gain of approximately $16.0 million. The seven hotels sold were as follows:

Hotel	Location	Guestrooms
Courtyard by Marriott	Jackson, MS	117
Courtyard by Marriott	Germantown, TN	93
Fairfield Inn & Suites	Germantown, TN	80
Homewood Suites	Ridgeland, MS	91
Residence Inn	Jackson, MS	100
Residence Inn	Germantown, TN	78
Staybridge Suites	Ridgeland, MS	92
Total		651

The proceeds from this sale have been deposited with a qualified intermediary to be used to complete 1031 Exchanges with future hotel purchases to defer the taxable gains on the sale of approximately $21.0 million.

The Courtyard by Marriott, El Paso, TX (the “El Paso Courtyard”) is the last hotel under contract for sale to ARCH. The closing date for the El Paso Courtyard is scheduled to occur on October 24, 2017 (the “El Paso Closing Date”).  If, on the El Paso Closing Date, the El Paso Courtyard is under contract to be sold to a bona fide third-party purchaser that is not an affiliate of the Company, the ARCH Purchaser will not be obligated to purchase the hotel. At March 31, 2017, the El Paso Courtyard was under contract to be sold to a third-party purchaser that is unrelated to ARCH. We expect this closing to occur in the second quarter of 2017. If the sale of the El Paso Courtyard to the third-party purchaser closes as expected, then ARCH will have fulfilled all of its contractual obligations to us.

Other Dispositions

On March 30, 2017, we completed the sale of the Hyatt Place in Atlanta, GA for $14.5 million and repaid a related mortgage loan totaling $6.5 million. The sale of this property resulted in the realization of a net gain of $4.8 million during the three months ended March 31, 2017.

Other Asset Sales

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

Hotel Property Acquisitions

A summary of the hotel properties acquired during the three months ended March 31, 2017 and 2016 is as follows (dollars in thousands):

Date Acquired	Franchise/Brand	Location	Guestrooms	Purchase Price
For the three months ended March 31, 2017
March 1, 2017	Homewood Suites	Aliso Viejo (Laguna Beach), CA	129	$38,000
March 30, 2017	Hyatt Place	Phoenix (Mesa), AZ	152	22,200
			281	$60,200	(1)

For the three months ended March 31, 2016
January 19, 2016	Courtyard by Marriott	Nashville, TN	226	$71,000
January 20, 2016	Residence Inn by Marriott	Atlanta, GA	160	38,000
			386	$109,000	(2)

(1)
The net assets acquired totaled $60.5 million due to the purchase at settlement of certain working capital assets and liabilities related to the properties that was in addition to the purchase price of $60.2 million.

(2)
The net assets acquired totaled $109.2 million due to the purchase at settlement of certain working capital assets and liabilities related to the properties that was in addition to the purchase price of $109.0 million.

The acquisitions closed during the three months ended March 31, 2017 and 2016 were funded by advances on our senior unsecured credit facility, cash generated from the sale of properties, and operating cash flows.

Results of Operations

The comparisons that follow should be reviewed in conjunction with the unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2017 with the Three Months Ended March 31, 2016

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the three months ended March 31, 2017 compared with the three months ended March 31, 2016 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned or leased as of March 31, 2017 and that we have owned or leased at all times since January 1, 2016.

	For the Three Months Ended March 31,				Quarter-over-Quarter		Quarter-over-Quarter
	2017		2016 (1)		Dollar Change		Percentage/Basis Point Change
	Total Portfolio (82 hotels)	Same-Store Portfolio (76 hotels)	Total Portfolio (83 hotels)	Same-Store Portfolio (76 hotels)	Total Portfolio (82/83 hotels)	Same-Store Portfolio (76 hotels)	Total Portfolio (82/83 hotels)		Same-Store Portfolio (76 hotels)
Total revenues	$117,989	$105,954	$118,082	$106,998	$(93)	$(1,044)	(0.1)%		(1.0)%
Hotel operating expenses	$75,204	$67,633	$74,138	$66,710	$1,066	$923	1.4%		1.4%
Occupancy	76.8%	76.3%	76.5%	76.8%	n/a	n/a	38	bps	(49)	bps
ADR	$144.94	$143.83	$140.20	$142.64	$4.74	$1.19	3.4%		0.8%
RevPAR	$111.36	$109.78	$107.18	$109.58	$4.18	$0.20	3.9%		0.2%

(1) Operating results for the three months ended March 31, 2016 include one more day than the three months ended March 31, 2017 as 2016 was a leap year.

Revenue. Revenues for the total portfolio and the same-store portfolio were lower by $0.1 million and $1.0 million, respectively, for the three months ended March 31, 2017 compared with the three months ended March 31, 2016 because there was one additional day of revenue production during the three months ended March 31, 2016 due to the leap year. RevPAR for the total portfolio was higher by 3.9% for the three months ended March 31, 2017 compared with the corresponding period in 2016 due to a 3.4% increase in ADR coupled with a 38 basis point increase in occupancy. RevPAR for the same-store portfolio was 0.2% higher for the three months ended March 31, 2017 compared with the corresponding period in 2016 due to a 0.8% increase in ADR offset by a 49 basis point decline in occupancy.

Hotel Operating Expenses. Hotel operating expenses for the total portfolio and same-store portfolio increased $1.1 million and $0.9 million, respectively, in the three months ended March 31, 2017 compared with the three months ended March 31, 2016, as higher labor and property tax expenses more than offset variable cost savings related to the lower total revenues. Operating Margins for the same-store portfolio declined slightly in the three months ended March 31, 2017, with same-store hotel operating expenses increasing as a percentage of same-store revenue from 62.3% in the three months ended March 31, 2016 to 63.8% in the three months ended March 31, 2017.

Other direct expense and other indirect expense for the same-store portfolio decreased by 1.1% and 0.2%, respectively, in the three months ended March 31, 2017, reflecting a decrease commensurate with the decrease in revenue.

The following table summarizes our hotel operating expenses for our same-store portfolio (76 hotels) for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended March 31,		Percentage	Percentage of Revenue
	2017	2016	Change	2017	2016
Rooms expense	$25,798	$24,667	4.6%	24.3%	23.1%
Other direct expense	14,316	14,477	(1.1)%	13.5%	13.5%
Other indirect expense	27,519	27,566	(0.2)%	26.0%	25.8%
Total hotel operating expenses	$67,633	$66,710	1.4%	63.8%	62.3%

Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million, or 3.2%, in the three months ended March 31, 2017, primarily due to incremental depreciation associated with the Acquired Hotels partially offset by the decrease in depreciation and amortization related to the disposed properties.

Corporate General and Administrative. Corporate general and administrative expenses increased by $0.6 million, or 12.2%, in the three months ended March 31, 2017. This increase was primarily due to increases in stock-based compensation.

Gain on Disposal of Assets. Gain on disposal of assets decreased by $17.3 million in the three months ended March 31, 2017.  This reduction is primarily due to the sale of six hotels in the three months ended March 31, 2016 for a net gain of $36.8 million compared to the sale of one hotel for a net gain of $4.8 million and the recognition of the remaining $15.0 million of deferred gain during the three months ended March 31, 2017 related to the repayment of the ARCH Loan.

Other Income/Expense. Other income increased by $2.1 million, in the three months ended March 31, 2017, primarily due to an increase in interest income of $1.4 million related to the realization of PIK interest of $1.2 million paid by ARCH upon pay-off of the ARCH Loan on March 31, 2017.

Non-GAAP Financial Measures

We consider funds from operations (“FFO”) and EBITDA, both of which are financial measures not prescribed by Generally Accepted Accounting Principles ("non-GAAP"), to be useful to investors as key supplemental measures of our operating performance. We caution investors that amounts presented in accordance with our definitions of FFO and EBITDA may not be comparable to similar measures disclosed by other companies, since not all companies calculate these non-GAAP financial measures in the same manner. FFO and EBITDA should be considered along with, but not as alternatives to, net income (loss) as a measure of our operating performance. FFO and EBITDA may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, debt service obligations and other commitments and uncertainties. Although we believe that FFO and EBITDA can enhance the understanding of our financial condition and results of operations, these non-GAAP financial measures are not necessarily better indicators of any trend as compared to a comparable measure prescribed by Generally Accepted Accounting Principles ("GAAP") such as net income (loss).

 Funds From Operations

As defined by the National Association of Real Estate Investment Trusts, (“NAREIT”), FFO represents net income or loss (computed in accordance with GAAP), excluding preferred dividends, gains (or losses) from sales of real property, impairment losses on real estate assets, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization related to real estate assets, and adjustments for unconsolidated partnerships and joint ventures. Unless otherwise indicated, we present FFO applicable to our common shares and common units. We present FFO because we consider it an important supplemental measure of our operational performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, it provides a performance measure that, when compared year over year, reflects the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our computation of FFO differs slightly from the computation of NAREIT-defined FFO related to the reporting of corporate depreciation and amortization expense. Our computation of FFO may also differ from the methodology for calculating FFO used by other equity REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.  Where indicated in this Quarterly Report on Form 10-Q, FFO is based on our computation of FFO and not the computation of NAREIT-defined FFO unless otherwise noted.

The following is a reconciliation of our GAAP net income to FFO for the three months ended March 31, 2017 and 2016 (in thousands, except per share/unit amounts):

	For the Three Months Ended March 31,
	2017	2016
Net income	$33,206	$48,734
Preferred dividends	(4,200)	(4,147)
Net income applicable to common shares and common units	29,006	44,587
Real estate-related depreciation	18,640	18,057
Gain on disposal of assets	(19,456)	(36,780)
FFO applicable to common shares and common units	28,190	25,864
FFO per common share/common unit	$0.30	$0.30
Weighted average diluted common shares/common units (1)	93,623	87,170

(1)
Includes common units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the common units are redeemable for cash or, at our election, shares of our common stock.

During the three months ended March 31, 2017, FFO increased by $2.3 million, or 9.0%, over the comparable period in the prior year primarily due to an increase in interest income of $1.4 million related to the ARCH Loan and a reduction in income tax expense of $1.2 million.

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

The following is a reconciliation of our GAAP net income to EBITDA for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Net income	$33,206	$48,734
Depreciation and amortization	18,726	18,143
Interest expense	6,791	7,483
Interest income	(4)	(4)
Income tax expense	421	1,571
EBITDA	$59,140	$75,927

During the three months ended March 31, 2017, EBITDA decreased by $16.8 million, or 22.1%, from the comparable period in the prior year primarily due to a difference in the gain on disposal of assets of $17.3 million.

Liquidity and Capital Resources

Liquidity Requirements

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with internal and brand standards, capital expenditures to improve our hotel properties, hotel development costs, acquisitions, interest expense, settlement of interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations and distributions to our stockholders. Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other non-recurring capital expenditures that periodically are made with respect to our hotel properties and scheduled debt payments, including maturing loans.

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

We expect to satisfy our liquidity requirements with cash provided by operations, working capital, short-term borrowings under our $450 million senior unsecured credit facility, term debt, repayment of notes receivable, the strategic sale of hotels and the release of restricted cash upon satisfaction of the usage requirements. In addition, we may fund the purchase price of hotel acquisitions, hotel development costs, and cost of required capital improvements by borrowing under our senior unsecured credit facility, assuming existing mortgage debt, issuing securities (including common units issued by our Operating Partnership), or incurring mortgage or other types of debt. Further, we may seek to meet our liquidity requirements by raising capital through public or private offerings of our equity or debt securities. However, certain factors may have an adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders, volatility in the equity and debt capital markets and other market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all. We believe that our cash provided by operations, working capital, borrowings available under our $450 million senior unsecured credit facility and other sources of funds available to us will be sufficient to meet our ongoing liquidity requirements for at least the next 12 months.

At March 31, 2017, the $68.0 million balance of our cash and cash equivalents was higher than normal due to the cash proceeds from the sale of the Hyatt Place in Atlanta, GA on March 30, 2017 and the repayment of the Loan by ARCH on March 31, 2017. These proceeds were applied to reduce the outstanding balance on our senior unsecured credit facility by approximately $40.0 million during April 2017. At March 31, 2017, we have $7.6 million of outstanding mortgage debt that matures during the next 12 months.  Additionally, we have other scheduled payments of principal on debt during the next 12 months totaling $7.7 million. Although we believe we will have the capacity to satisfy these debt maturities and pay these scheduled principal debt payments or that we will be able to fund them using draws under our $450 million senior unsecured credit facility, there can be no assurances that our credit facility will be available to repay such amortizing debt as draws under our credit facility are subject to certain financial covenants. At March 31, 2017, we were in compliance with all of our covenants under the $450 million senior unsecured credit facility.

We anticipate making renovations and other non-recurring capital expenditures with respect to our hotel properties pursuant to property improvement plans required by our franchisors and our internal quality standards. We expect capital expenditures through the remainder of 2017 for these activities at hotel properties we own as of March 31, 2017 to be in the range of $25.0 million to $35.0 million.  Actual amounts may differ from our expectations.  We may also make renovations and incur other non-recurring capital expenditures in 2017 at hotel properties that we acquire in the future.

We are developing a hotel in Orlando, FL on a parcel of land owned by us. We expect the total development costs for the construction of the hotel to be approximately $30.0 million. We have incurred $5.1 million of costs to date and we have reclassified the carrying amount of the land parcel of $2.8 million from Land Held for Development to Investment in Hotel Properties Under Development during the three months ended March 31, 2017 in connection with our development activities.

Cash Flows

The increase in net cash provided by operating activities of $6.1 million for the three months ended March 31, 2017 compared with the three months ended March 31, 2016 primarily resulted from an increase in net income, after adjusting for non-cash items, of $1.5 million and net changes in working capital of $4.5 million.

The increase in net cash used in investing activities of $8.5 million for the three months ended March 31, 2017 compared with the three months ended March 31, 2016 is primarily due to a decrease in proceeds from asset dispositions of $92.6 million, a change in net escrow deposits for acquisitions of $10.0 million, an increase in hotel development costs of $5.1 million, and an increase in the net cash contributed to the restricted cash reserve of $0.9 million. These changes were partially offset by a decrease in acquisitions of hotel properties of $48.7 million, an increase in receipts of principal payments on real estate loans of $22.5 million, a decrease in the funding of real estate loans of $27.5 million, and a decrease in capital expenditures of $1.4 million.

The increase in net cash from financing activities of $31.1 million for the three months ended March 31, 2017 compared with the three months ended March 31, 2016 is primarily due to an increase in net borrowings of $34.4 million partially offset by an increase in dividends of $5.0 million.

Outstanding Indebtedness

At March 31, 2017, we had $308.9 million in outstanding indebtedness secured by first priority mortgage liens on 32 hotel properties. We also had borrowed $270.0 million on our $450 million senior unsecured credit facility and we had borrowed $140.0 million on our unsecured term loan, both of which were supported at March 31, 2017 by a borrowing base of 46 unencumbered hotel properties. At March 31, 2017, the maximum amount of borrowing permitted under the $450 million senior unsecured credit facility was $450.0 million, of which we had borrowed $270.0 million and $180.0 million was available to borrow.

 At April 21, 2017, we had borrowed $230.0 million on our $450 million senior unsecured credit facility and we had borrowed $140.0 million on our unsecured term loan, both of which were supported by 46 hotel properties included in the credit facility borrowing bases.  In addition, we have four other hotels with a total of 644 guestrooms unencumbered by mortgage debt that are available to be used as collateral for future loans. See "Note 4 - Debt" to the Condensed Consolidated Financial Statements for additional information related to the $450 million senior unsecured credit facility and our unsecured term loan.

We intend to secure or assume term loan financing or use our senior unsecured credit facility, together with other sources of financing, for use in funding future acquisitions, hotel development costs, and capital improvements. We may not succeed in obtaining new financing on favorable terms, or at all, and we cannot predict the size or terms of future financings. Our failure to obtain new financing could adversely affect our ability to grow our business.

We intend to maintain a prudent capital structure and, while the ratio will vary from time to time, we generally intend to limit our ratio of indebtedness to EBITDA to no more than 6.0x. For purposes of calculating this ratio, we exclude preferred stock from indebtedness.

We have obtained financing through debt instruments having staggered maturities and intend to continue to do so in the future. Our debt includes, and may include in the future, debt secured by first priority mortgage liens on certain hotel properties and unsecured debt. We believe that we will have adequate liquidity to meet the requirements for scheduled maturities and principal repayments. However, we can provide no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, whether such refinancing will be available on favorable terms.

A summary of our gross debt at March 31, 2017 is as follows (dollars in thousands):

Lender	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Encumbered Properties		Principal Amount Outstanding
$450 Million Senior Unsecured Credit Facility
Deutsche Bank AG New York Branch
$300 Million Revolver	2.48% Variable	n/a	March 31, 2020	n/a		$120,000
$150 Million Term Loan	2.96% Variable (1)	n/a	March 31, 2021	n/a		150,000
Total Senior Unsecured Credit Facility						270,000

Unsecured Term Loan
KeyBank National Association, as Administrative Agent
Term Loan	2.78% Variable	n/a	April 7, 2022	n/a		140,000

Secured Mortgage Indebtedness
Voya (formerly ING Life Insurance and Annuity)	5.18% Fixed	20	March 1, 2019	2	(2)	41,006
	5.18% Fixed	20	March 1, 2019	4	(2)	36,753
	5.18% Fixed	20	March 1, 2019	3	(2)	23,703
	5.18% Fixed	20	March 1, 2019	1	(2)	16,838
KeyBank National Association	4.46% Fixed	30	February 1, 2023	4		27,335
	4.52% Fixed	30	April 1, 2023	3		21,185
	4.30% Fixed	30	April 1, 2023	3		20,521
	4.95% Fixed	30	August 1, 2023	2		36,576
Bank of America Commercial Mortgage	6.41% Fixed	25	September 1, 2017	1		7,593
Western Alliance Bank (formerly GE Capital Financial, Inc.)	5.39% Fixed	25	April 1, 2020	1		8,858
	5.39% Fixed	25	April 1, 2020	1		4,770
Bank of Cascades	2.98% Variable	25	December 19, 2024	1	(3)	9,201
	4.30% Fixed	25	December 19, 2024	—	(3)	9,201
Compass Bank	3.38% Variable	25	May 6, 2020	3		23,239
Western Alliance Bank (formerly General Electric Capital Corp.)	5.39% Fixed	25	April 1, 2020	1		5,016
	5.39% Fixed	25	April 1, 2020	1		5,874
U.S. Bank, NA	6.13% Fixed	25	November 11, 2021	1		11,231
Total Mortgage Loans						308,900
Total Debt				32		$718,900

(1)	Our interest rate swap fixed a portion of the interest rate on this loan. See "Note 5 - Derivative Financial Instruments and Hedging" to the Condensed Consolidated Financial Statements.

(2)	The four Voya mortgage loans are cross-defaulted and cross-collateralized.

(3)	The Bank of Cascades mortgage loans are secured by the same collateral and cross-defaulted.

Equity Transactions

On August 2, 2016, the Company and the Operating Partnership entered into separate sales agreements (the “Sales Agreements”) with each of Robert W. Baird & Co. Incorporated, Raymond James & Associates, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., RBC Capital Markets, LLC, KeyBanc Capital Markets Inc., Canaccord Genuity Inc. and Jefferies LLC (collectively, the “Bank Group”), pursuant to which the Company may issue and sell from time to time up to $125.0 million in shares of its common stock, $0.01 par value per share, and shares of its 6.45% Series D Preferred Stock, $0.01 par value per share (collectively, the “Shares”), through members of the Bank Group, acting as agents or principals (the “2016 ATM Program”). At the same time, the Company terminated the sales agreement entered into in connection with its prior ATM offering program, which was established in August 2015 and under which no shares were sold. Through March 31, 2017, we have sold 6,151,514 shares of our common stock under the 2016 ATM Program for net proceeds of $89.1 million.

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

Capital Expenditures

During the three months ended March 31, 2017, we funded $8.3 million in capital expenditures.  We anticipate spending an estimated $25.0 million to $35.0 million on capital expenditures in the remainder of 2017. We also incurred $5.1 million of hotel development costs related to the construction of a hotel in Orlando, FL. We expect total hotel development costs for this hotel to be approximately $30.0 million. We expect to fund these expenditures through a combination of cash provided by operations, working capital, borrowings under our $450 million senior unsecured credit facility, or other potential sources of capital, to the extent available to us.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at March 31, 2017 (dollars in thousands):

	Payments Due By Period
	Total	Less than One Year (5)	One to Three Years	Four to Five Years	More than Five Years
Debt obligations (1)	$718,900	$15,255	$440,550	$179,688	$83,407
Currently projected interest (2)	100,718	26,120	58,877	14,234	1,487
Operating lease obligations (3)	114,658	1,386	3,565	3,734	105,973
Purchase obligations (4)	4,447	4,447	—	—	—
Total	$938,723	$47,208	$502,992	$197,656	$190,867

(1)	Amounts shown include amortization of principal and debt maturities.

(2)	Interest payments on our variable rate debt have been estimated using the interest rates in effect at March 31, 2017, after giving effect to our interest rate swap.

(3)	Amounts consist primarily of non-cancelable ground lease and corporate office lease obligations.

(4)	This amount represents purchase orders and executed contracts for renovation projects at our hotel properties.

(5)	Purchase obligations reflect committed amounts through March 31, 2018.

Critical Accounting Policies

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, with the objective of providing guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for our fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. We have early adopted ASU No. 2017-01 for our fiscal year commencing on January 1, 2017. Under ASU No. 2017-01, we have concluded that the acquisitions of the Homewood Suites, Aliso Viejo (Laguna Beach), CA on March 1, 2017 and the Hyatt Place, Phoenix (Mesa), AZ on March 30, 2017 are the acquisition of assets. As such, we have capitalized the acquisition costs related to these transactions.

For other critical accounting policies, see "Note 2 - Summary of Significant Accounting Policies" to the Condensed Consolidated Financial Statements.

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

At March 31, 2017, we were party to an interest rate derivative agreement, with a total notional amount of $75.0 million, where we receive variable-rate payments in exchange for making fixed-rate payments. This agreement is accounted for as a cash flow hedge and has a termination value of $0.9 million. The interest rate swap expires on October 1, 2018.

At March 31, 2017, after giving effect to our interest rate derivative agreement, $351.5 million, or 48.9%, of our debt had fixed interest rates and $367.4 million, or 51.1%, had variable interest rates.  At December 31, 2016, after giving effect to our interest rate derivative agreements, $359.9 million, or 54.7%, of our debt had fixed interest rates and $297.7 million, or 45.3%, had variable interest rates. Assuming no increase in the level of our variable rate debt outstanding at March 31, 2017, if interest rates increased by 1.0%, then our interest cost would increase by approximately $3.7 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At March 31, 2017, we have $7.6 million of outstanding mortgage debt that matures during the next twelve months.  Additionally, we have other scheduled debt principal amortization payments during the next 12 months totaling $7.7 million.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Item 1A.                                                Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

The following table represents shares retained by the Company for employee taxes due upon vesting of equity awards during the three months ended March 31, 2017:

Period	Total Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	12,455	$16.03	—	—
February 1, 2017 - February 28, 2017	—	$—	—	—
March 1, 2017 - March 31, 2017	29,900	$15.35	—	—
Total	42,355	$15.55	—

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
10.1*
Employment Agreement, effective as of April 17, 2017, between Summit Hotel Properties, Inc. and Jonathan P. Stanner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on April 4, 2017).

31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)
* - Management contract or compensatory plan or arrangement
† - Filed herewith
†† - Furnished herewith
(1) - Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: May 3, 2017	By:	/s/ Greg A. Dowell
Greg A. Dowell Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1*
Employment Agreement, effective as of April 17, 2017, between Summit Hotel Properties, Inc. and Jonathan P. Stanner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on April 4, 2017).

31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)
* - Management contract or compensatory plan or arrangement
† - Filed herewith
†† - Furnished herewith
(1) - Submitted electronically herewith