Form 10-Q
period 2017-06-30
Summit Hotel Properties, Inc.
filed 2017-08-02
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
 As of July 25, 2017, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 104,265,488.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investment in hotel properties, net	$1,857,548	$1,545,122
Investment in hotel properties under development	12,665	—
Land held for development	2,942	5,742
Assets held for sale	20,820	62,695
Investment in real estate loans, net	10,145	17,585
Cash and cash equivalents	29,819	34,694
Restricted cash	25,560	24,881
Trade receivables, net	17,939	11,807
Prepaid expenses and other	8,731	6,474
Deferred charges, net	4,618	3,727
Other assets	5,754	5,778
Total assets	$1,996,541	$1,718,505
LIABILITIES AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$735,206	$652,414
Accounts payable	7,647	4,623
Accrued expenses and other	47,549	46,880
Derivative financial instruments	595	1,118
Total liabilities	790,997	705,035

Commitments and contingencies (Note 8)

Equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized:
7.875% Series B - 3,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016 (aggregate liquidation preference of $75,492 at June 30, 2017 and $75,509 at December 31, 2016)	30	30
7.125% Series C - 3,400,000 shares issued and outstanding at June 30, 2017 and December 31, 2016 (aggregate liquidation preference of $85,505 at June 30, 2017 and $85,522 at December 31, 2016)	34	34
6.45% Series D - 3,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016 (aggregate liquidation preference of $75,403 at June 30, 2017 and $75,417 at December 31, 2016)	30	30
Common stock, $.01 par value per share, 500,000,000 shares authorized, 104,238,807 and 93,525,469 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,042	935
Additional paid-in capital	1,177,264	1,011,412
Accumulated other comprehensive loss	(456)	(977)
Retained earnings (deficit) and distributions	24,318	(1,422)
Total stockholders’ equity	1,202,262	1,010,042
Non-controlling interests in operating partnership	3,282	3,428
Total equity	1,205,544	1,013,470
Total liabilities and equity	$1,996,541	$1,718,505

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Room	$120,514	$119,285	$230,864	$229,880
Other hotel operations revenue	8,542	7,910	16,181	15,397
Total revenues	129,056	127,195	247,045	245,277
Expenses:
Hotel operating expenses:
Room	29,303	26,985	57,817	54,254
Other direct	16,619	16,843	32,409	33,083
Other indirect	33,577	32,929	64,477	63,558
Total hotel operating expenses	79,499	76,757	154,703	150,895
Depreciation and amortization	19,732	17,685	38,458	35,828
Corporate general and administrative	5,310	5,391	10,448	9,970
Hotel property acquisition costs	—	1,728	354	2,282
Total expenses	104,541	101,561	203,963	198,975
Operating income	24,515	25,634	43,082	46,302
Other income (expense):
Interest expense	(6,927)	(7,123)	(13,718)	(14,606)
Gain on disposal of assets, net	16,350	2,726	35,806	39,506
Other income, net	568	853	2,963	1,193
Total other income (expense)	9,991	(3,544)	25,051	26,093
Income from continuing operations before income taxes	34,506	22,090	68,133	72,395
Income tax expense	(423)	(135)	(844)	(1,706)
Net income	34,083	21,955	67,289	70,689
Less - Income attributable to non-controlling interests in operating partnership	(114)	(90)	(234)	(339)
Net income attributable to Summit Hotel Properties, Inc.	33,969	21,865	67,055	70,350
Preferred dividends	(4,200)	(4,147)	(8,400)	(8,294)
Net income attributable to common stockholders	$29,769	$17,718	$58,655	$62,056
Earnings per share:
Basic	$0.30	$0.20	$0.61	$0.72
Diluted	$0.30	$0.20	$0.61	$0.71
Weighted average common shares outstanding:
Basic	98,184	86,433	95,488	86,396
Diluted	98,706	87,355	95,983	87,264

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$34,083	$21,955	$67,289	$70,689
Other comprehensive income (loss), net of tax:
Changes in fair value of derivative financial instruments	174	(15)	523	(647)
Comprehensive income	34,257	21,940	67,812	70,042
Less - Comprehensive income attributable to operating partnership	(115)	(90)	(236)	(335)
Comprehensive income attributable to Summit Hotel Properties, Inc.	34,142	21,850	67,576	69,707
Preferred dividends	(4,200)	(4,147)	(8,400)	(8,294)
Comprehensive income attributable to common stockholders	$29,942	$17,703	$59,176	$61,413

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit) and Distributions	Total Stockholders’ Equity	Non-controlling Interests in Operating Partnership	Total Equity
Balance at December 31, 2016	9,400,000	$94	93,525,469	$935	$1,011,412	$(977)	$(1,422)	$1,010,042	$3,428	$1,013,470
Net proceeds from sale of common stock	—	—	10,350,000	104	163,566	—	—	163,670	—	163,670
Common stock redemption of common units	—	—	30,657	—	268	—	—	268	(268)	—
Dividends	—	—	—	—	—	—	(41,315)	(41,315)	(126)	(41,441)
Equity-based compensation	—	—	391,792	4	2,978	—	—	2,982	12	2,994
Shares acquired to satisfy employee withholding requirements	—	—	(59,111)	(1)	(960)	—	—	(961)	—	(961)
Other comprehensive income	—	—	—	—	—	521	—	521	2	523
Net income	—	—	—	—	—	—	67,055	67,055	234	67,289
Balance at June 30, 2017	9,400,000	$94	104,238,807	$1,042	$1,177,264	$(456)	$24,318	$1,202,262	$3,282	$1,205,544

Balance at December 31, 2015	8,400,000	$84	86,793,521	$868	$894,060	$(1,666)	$(40,635)	$852,711	$4,215	$856,926
Net proceeds from sale of preferred stock	3,000,000	30	—	—	72,307	—	—	72,337	—	72,337
Common stock redemption of common units	—	—	53,636	—	447	—	—	447	(447)	—
Dividends	—	—	—	—	—	—	(30,162)	(30,162)	(118)	(30,280)
Equity-based compensation	—	—	482,127	5	2,165	—	—	2,170	12	2,182
Shares acquired to satisfy employee withholding requirements	—	—	(61,622)	—	(717)	—	—	(717)	—	(717)
Other comprehensive loss	—	—	—	—	—	(643)	—	(643)	(4)	(647)
Net income	—	—	—	—	—	—	70,350	70,350	339	70,689
Balance at June 30, 2016	11,400,000	$114	87,267,662	$873	$968,262	$(2,309)	$(447)	$966,493	$3,997	$970,490

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$67,289	$70,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,458	35,828
Amortization of deferred financing costs	1,014	1,103
Equity-based compensation	2,994	2,182
Realization of deferred gain	(15,000)	(2,000)
Gain on disposal of assets, net	(20,806)	(37,506)
Other	8	274
Changes in operating assets and liabilities:
Restricted cash - operating	(910)	(357)
Trade receivables, net	(6,132)	(5,560)
Prepaid expenses and other	595	175
Accounts payable	(156)	1,883
Accrued expenses and other	1,829	2,830
NET CASH PROVIDED BY OPERATING ACTIVITIES	69,183	69,541
INVESTING ACTIVITIES
Acquisitions of hotel properties	(367,135)	(109,182)
Investment in hotel properties under development	(9,865)	—
Improvements to hotel properties	(13,953)	(18,205)
Proceeds from asset dispositions, net of closing costs	93,272	134,511
Funding of real estate loans	—	(27,500)
Proceeds from collection of real estate loans	22,506	2,000
(Increase) decrease in restricted cash - FF&E reserve	231	(1,933)
Decrease (increase) in escrow deposits for acquisitions	(2,340)	6,996
NET CASH USED IN INVESTING ACTIVITIES	(277,284)	(13,313)
FINANCING ACTIVITIES
Proceeds from issuance of debt	260,000	195,000
Principal payments on debt	(178,178)	(243,509)
Proceeds from equity offerings, net of issuance costs	163,834	72,337
Dividends paid	(41,270)	(30,280)
Financing fees on debt	(199)	(1,948)
Repurchase of common shares to satisfy employee withholding requirements	(961)	(717)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	203,226	(9,117)
Net change in cash and cash equivalents	(4,875)	47,111
CASH AND CASH EQUIVALENTS
Beginning of period	34,694	29,326
End of period	$29,819	$76,437
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$12,743	$13,016
Accrued acquisitions and improvements to hotel properties	$3,897	$2,780
Capitalized interest	$73	$—
Cash payments for income taxes, net of refunds	$463	$868
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

We focus on owning primarily premium-branded, select-service hotels. At June 30, 2017, our portfolio consisted of 81 hotels with a total of 11,608 guestrooms located in 24 states. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our short taxable year ended December 31, 2011. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiary (“TRS”). We indirectly own 100% of the outstanding equity interests in all of our TRS Lessees.

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

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934 (the “Exchange Act”). Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and six months ended June 30, 2017 may not be indicative of the results that may be expected for the full year of 2017. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Effective January 1, 2017, we early adopted ASU No. 2017-01, Clarifying the Definition of a Business. As such, if substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, the asset or asset group is not considered a business. When we conclude that an acquisition meets this threshold, acquisition costs will be capitalized as part of our allocation of the purchase price of the acquired hotel properties.

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

Additionally, we have in the past and may in the future enter into purchase and sale transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (“IRC”), for the exchange of like-kind property to defer taxable gains on the sale of real estate properties (“1031 Exchange”).  For reverse transactions under a 1031 Exchange in which we purchase a new property prior to selling the property to be matched in the like-kind exchange (we refer to a new property being acquired by us in the 1031 Exchange prior to the sale of the related property as a “Parked Asset”), legal title to the Parked Asset is held by a qualified intermediary engaged to execute the 1031 Exchange until the sale transaction and the 1031 Exchange is completed.  We retain essentially all of the legal and economic benefits and obligations related to a Parked Asset prior to completion of a 1031 Exchange.   As such, a Parked Asset is included in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations as a consolidated VIE until legal title is transferred to us upon completion of the 1031 Exchange.

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

Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the current presentation primarily as a result of the reclassification of certain intangible assets related to our acquisitions of hotel properties from Other assets to Investment in hotel properties, net, on the Company's balance sheet. These reclassifications had no net effect on the Company’s previously reported financial position or results of operations. See "Note 3 - Investment in Hotel Properties, net" for further details.

New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the full retrospective adoption or a modified retrospective adoption. In July 2015, the FASB deferred the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We expect to adopt ASU No. 2014-09 on January 1, 2018 using the modified retrospective adoption method. We have formed a project implementation team which formulated a project timeline under which this new standard is being evaluated. We have begun to evaluate each of our revenue streams under the new model. Based on preliminary assessments, we do not expect the adoption of ASU No. 2014-09 to have a material effect on our financial position or our results of operations.

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

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with ASC No. 718, Compensation - Stock Compensation. ASC No. 2017-09 is effective for our fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively to an award modified on or after the adoption date and early adoption is permitted. The effect that the adoption of ASU No. 2017-09 will have on our financial position or results of operations is not currently reasonably estimable.

NOTE 3 - INVESTMENT IN HOTEL PROPERTIES, NET

Investment in Hotel Properties, net

Investment in hotel properties, net at June 30, 2017 and December 31, 2016 is as follows (in thousands):

	June 30, 2017	December 31, 2016
Land	$235,929	$178,423
Hotel buildings and improvements	1,681,609	1,433,389
Intangible assets	22,312	6,602
Construction in progress	14,118	22,490
Furniture, fixtures and equipment	152,795	129,437
	2,106,763	1,770,341
Less - accumulated depreciation and amortization	(249,215)	(225,219)
	$1,857,548	$1,545,122

Intangible assets included in Investment in hotel properties, net and intangible liabilities included in Accrued expenses and other in our Condensed Consolidated Balance Sheets include the following (in thousands):

	June 30, 2017	December 31, 2016
Intangible assets:
Air rights (1)	$11,213	$—
Favorable leases (2)	10,053	6,032
In-place lease agreements	966	570
Other	80	—
	22,312	6,602
Less accumulated amortization	(590)	(348)
Intangible assets, net	$21,722	$6,254

Intangible liabilities:
Unfavorable leases (2)	$5,002	$5,002
Less accumulated amortization	(237)	(190)
Intangible liabilities, net	$4,765	$4,812

(1)	In conjunction with the acquisition of the Courtyard by Marriott - Charlotte, NC, the Company acquired the air rights associated with the hotel property.

(2)
Intangible assets and liabilities are recorded on contracts assumed as part of the acquisition of certain hotels. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts assumed and our estimate of the fair market contract rates for corresponding contracts measured over a period equal to the remaining non-cancelable term of the contracts assumed. Intangible assets and liabilities are amortized over the remaining non-cancelable term of the related contracts.

Investment in Hotel Properties Under Development

We are developing a hotel in Orlando, FL on a parcel of land owned by us. We expect the total development costs for the construction of the hotel to be approximately $30.0 million. We have incurred $9.9 million of costs to date and we have reclassified the carrying amount of the land parcel of $2.8 million from Land Held for Development to Investment in Hotel Properties Under Development during the six months ended June 30, 2017 in connection with our development activities.

Assets Held for Sale

Assets held for sale at June 30, 2017 and December 31, 2016 include the following (in thousands):

	June 30, 2017	December 31, 2016
Land	$4,149	$10,907
Hotel buildings and improvements	15,872	44,718
Furniture, fixtures and equipment	676	6,649
Franchise fees and other	123	421
	$20,820	$62,695

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

The proceeds of the Loan were required to be applied by ARCH as follows: (i) $20.0 million was applied toward the payment of a portion of the $108.3 million purchase price for the six hotels acquired by ARCH as part of the ARCH Sale; and (ii) the remaining $7.5 million was applied by ARCH to fund the escrow deposit required for the purchase of eight hotels as described below. Through December 31, 2016, we had recognized as income $5.0 million of the deferred gain upon receipt of scheduled repayments of the principal balance of the loan from ARCH. On March 31, 2017, ARCH repaid the remaining $22.5 million principal balance of the Loan and payment-in-kind (“PIK”) interest of $1.2 million. As such, we recognized as income during the six months ended June 30, 2017 the remaining $15.0 million of the deferred gain related to the sale of six hotels to ARCH.

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

The proceeds from this sale were used to complete a 1031 Exchange, which resulted in the deferral of taxable gains of approximately $20.8 million. The hotel acquired by us for the 1031 Exchange was the 261-guestroom Courtyard by Marriott, Fort Lauderdale, FL for a purchase price of $85.0 million on May 23, 2017.

On June 2, 2017, we completed the sale of the Courtyard by Marriott, El Paso, TX, which was the final hotel under contract for sale to ARCH, to a third-party purchaser that is unrelated to ARCH. The sale of this property resulted in the realization of a net gain of $0.4 million during the six months ended June 30, 2017. As a result of this sale, ARCH has fulfilled its purchase obligations to us.

Assets Held for Sale at June 30, 2017 included three hotel properties in Fort Worth, TX and land parcels in Spokane, WA and Flagstaff, AZ, which were being actively marketed for sale. Assets Held for Sale at December 31, 2016 include the hotel properties related to ARCH and the land parcels in Spokane, WA and Flagstaff, AZ, which were being actively marketed for sale.

Other Asset Sales

On March 30, 2017, we completed the sale of the Hyatt Place in Atlanta, GA for $14.5 million and repaid a related mortgage loan totaling $6.5 million. The sale of this property resulted in the realization of a net gain of $4.8 million during the six months ended June 30, 2017.

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

Hotel Property Acquisitions

A summary of the hotel properties acquired during the six months ended June 30, 2017 and 2016 is as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Purchase Price
For the six months ended June 30, 2017
March 1, 2017	Homewood Suites	Aliso Viejo (Laguna Beach), CA	$38,000
March 30, 2017	Hyatt Place	Phoenix (Mesa), AZ	22,200
May 23, 2017	Courtyard by Marriott	Fort Lauderdale, FL	85,000
June 9, 2017	Courtyard by Marriott	Charlotte, NC	56,250
June 21, 2017	Courtyard by Marriott	Fort Worth, TX	40,000
June 21, 2017	Courtyard by Marriott	Kansas City, MO	24,500
June 21, 2017	Courtyard by Marriott	Pittsburgh, PA	42,000
June 21, 2017	Hampton Inn & Suites	Baltimore, MD	18,000
June 21, 2017	Residence Inn by Marriott	Baltimore, MD	38,500
			$364,450	(1)
For the six months ended June 30, 2016
January 19, 2016	Courtyard by Marriott	Nashville, TN	$71,000
January 20, 2016	Residence Inn by Marriott	Atlanta, GA	38,000
			$109,000	(2)

(1)
The net assets acquired totaled $367.4 million due to the purchase at settlement of $0.8 million of net working capital and other assets and capitalized transaction costs of $2.1 million, of which $0.2 million were accrued and unpaid as of June 30, 2017.

(2)	The net assets acquired totaled $109.2 million due to the purchase at settlement of $0.2 million of net working capital assets.

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

	For the Six Months Ended June 30,
	2017		2016
Land	$61,616		$12,173
Hotel buildings and improvements	274,961		94,697
Intangible assets	15,710		—
Furniture, fixtures and equipment	14,314		2,130
Other assets	1,775	(1)	383	(2)
Total assets acquired	368,376		109,383
Less - other liabilities assumed	(990)	(1)	(201)	(2)
Net assets acquired	$367,386		$109,182

(1)
The net assets acquired totaled $367.4 million due to the purchase at settlement of $0.8 million of net working capital and other assets and capitalized transaction costs of $2.1 million, of which $0.2 million were accrued and unpaid as of June 30, 2017.

(2)	The net assets acquired totaled $109.2 million due to the purchase at settlement of $0.2 million of net working capital assets.

Under ASU No. 2017-01, hotel purchases completed in 2017 are the acquisition of assets and acquisition costs related to these transactions have been capitalized.

Total revenues and net income for hotel properties acquired in the six months ended June 30, 2017 and 2016, which are included in our Condensed Consolidated Statements of Operations, are as follows (in thousands):

	2017 Acquisitions	2016 Acquisitions		2017 Acquisitions	2016 Acquisitions
	For the	For the		For the	For the
	Three Months Ended June 30,	Three Months Ended June 30,		Six Months Ended June 30,	Six Months Ended June 30,
	2017	2017	2016	2017	2017	2016
Revenues	$6,603	$6,066	$6,267	$7,371	$11,404	$10,511
Net income	$1,482	$1,508	$1,738	$1,856	$2,589	$2,715

The results of operations of acquired hotel properties are included in the Condensed Consolidated Statements of Operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information presents the results of operations as if all acquisitions in 2017 and 2016 had taken place on January 1, 2016 and all dispositions had occurred prior to that date. The unaudited condensed pro forma financial information is for comparative purposes only and is not necessarily indicative of what actual results of operations would have been had the hotel acquisitions and dispositions taken place on or before January 1, 2016. The pro forma amounts exclude the gain on the sale of hotel properties during the three and six months ended June 30, 2017 and 2016, respectively. This information does not purport to be indicative of or represent results of operations for future periods.

The unaudited condensed pro forma financial information for the 81 hotel properties owned at June 30, 2017 for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands, except per share):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$140,830	$144,572	$271,750	$274,072
Income from hotel operations	$54,639	$59,192	$103,388	$109,051
Net income before taxes	$23,515	$29,593	$44,409	$50,908
Net income	$23,092	$29,458	$43,565	$49,202
Net income attributable to common stockholders, net of amount allocated to participating securities	$18,694	$25,126	$34,785	$40,606
Basic and diluted net income per share attributable to common stockholders	$0.19	$0.29	$0.36	$0.47

NOTE 4 - DEBT

At June 30, 2017 and December 31, 2016, our indebtedness is comprised of borrowings under a $450.0 million senior unsecured credit facility, the 2015 Term Loan (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivative, for all borrowings was 3.71% at June 30, 2017 and 3.69% at December 31, 2016.

Debt, net of debt issuance costs, is as follows (in thousands):

	June 30, 2017	December 31, 2016
Revolving debt	$150,000	$50,000
Term loans	290,000	290,000
Mortgage loans	299,374	317,550
	739,374	657,550
Unamortized debt issuance costs	(4,168)	(5,136)
Debt, net of debt issuance costs	$735,206	$652,414

Our total fixed-rate and variable-rate debt, after giving effect to our interest rate derivative, is as follows (in thousands):

	June 30, 2017	December 31, 2016
Fixed-rate debt	$342,157	$359,867
Variable-rate debt	397,217	297,683
	$739,374	$657,550

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Fixed-rate debt	$267,157	$270,344	$284,867	$283,416	Level 2 - Market approach

At June 30, 2017 and December 31, 2016, we had $75.0 million of debt with variable interest rates that had been converted to fixed interest rates through a derivative financial instrument which is carried at fair value.  Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to "Note 5 — Derivative Financial Instruments and Hedging."

$450 Million Senior Unsecured Credit Facility

On January 15, 2016, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $450.0 million senior unsecured credit facility (the “2016 Unsecured Credit Facility”), which replaced the previous $300.0 million senior unsecured credit facility that was in place. The 2016 Unsecured Credit Facility is comprised of a $300.0 million revolving credit facility (the “$300 Million Revolver”) and a $150.0 million term loan (the “$150 Million Term Loan”). At June 30, 2017, the maximum amount of borrowing provided by the 2016 Unsecured Credit Facility was $450.0 million, of which we had $300.0 million borrowed and $150.0 million available to borrow.

The 2016 Unsecured Credit Facility has an accordion feature which will allow the Company to increase the total commitments by an aggregate of up to $150.0 million.  The $300 Million Revolver will mature on March 31, 2020 and can be extended to March 31, 2021 at the Company’s option, subject to certain conditions. The $150 Million Term Loan will mature on March 31, 2021.

The Company pays interest on revolving credit advances at varying rates based upon, at the Company’s option, either (i) 1-, 2-, 3- or 6-month LIBOR, plus a margin of between 1.50% and 2.25%, depending upon the Company’s leverage ratio (as defined in the 2016 Unsecured Credit Facility agreement), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin of between 0.50% and 1.25%, depending upon the Company’s leverage ratio.  The interest rate at June 30, 2017 was 2.73%.

Financial and Other Covenants. We are required to comply with a series of financial and other covenants to borrow under this credit facility. At June 30, 2017, we were in compliance with all required covenants.

Unencumbered Assets. The 2016 Unsecured Credit Facility is unsecured.  However, borrowings under the 2016 Unsecured Credit Facility are limited by the value of hotel assets that qualify as unencumbered assets. At June 30, 2017, the Company had 36 unencumbered hotel properties (the "Unencumbered Properties") supporting the 2016 Unsecured Credit Facility.

An interest rate swap entered into on September 5, 2013 with a notional value of $75.0 million, an effective date of January 2, 2014 and a maturity date of October 1, 2018 remains outstanding.  This interest rate swap was designated as a cash flow hedge and effectively fixes LIBOR at 2.04% which results in a fixed interest rate of 3.49% on $75.0 million of the $150 Million Term Loan.

Unsecured Term Loan

On April 7, 2015, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $125.0 million unsecured term loan (the “2015 Term Loan”). The 2015 Term Loan matures on April 7, 2022 and has an accordion feature which allows us to increase the total commitments by an aggregate of $75.0 million prior to the maturity date, subject to certain conditions.  At closing, we were advanced the full $125.0 million amount of the 2015 Term Loan and on April 21, 2015, we were advanced $15.0 million upon exercise of the accordion. All proceeds were used to pay down the principal balance of our $225 million revolving credit facility provided under the former $300.0 million senior unsecured credit facility.  We pay interest on advances equal to the sum of LIBOR or the administrative agent’s prime rate and the applicable margin. We are currently paying interest at 3.03% based on LIBOR at June 30, 2017.

Borrowings under the 2015 Term Loan are limited by the value of hotel assets that qualify as unencumbered assets. As of June 30, 2017, the 36 Unencumbered Properties also supported the 2015 Term Loan.

Metabank Loan

On June 30, 2017, we entered into a $47.6 million secured, non-recourse loan with Metabank (the "Metabank Loan"). The Metabank Loan includes a delayed draw feature, at no additional cost, whereby $25.0 million of the total loan commitment must be drawn within 90 days of the closing date and the remaining loan commitment must be drawn by December 31, 2017. At June 30, 2017, we had not drawn on the Metabank Loan. The Metabank Loan provides for a fixed interest rate of 4.44% and interest only payments for 18 months following the closing date. After this 18 month period, the loan is amortized on a 25-year amortization schedule through the maturity date of July 1, 2027. The Metabank Loan is secured by the Residence Inn in Salt Lake City, UT, the Four Points by Sheraton Hotel & Suites in South San Francisco, CA, and the Hyatt Place in Mesa, AZ. The Metabank Loan is subject to a prepayment penalty if prepaid prior to April 1, 2027.

Term Loans

At June 30, 2017, we had $589.4 million in secured and unsecured term loans outstanding (including the $150 Million Term Loan and the 2015 Term Loan described above).  Term loans totaling $299.4 million are secured primarily by first mortgage liens on certain hotel properties.

On June 30, 2017, we repaid a mortgage loan totaling $7.5 million. There were no prepayment penalties associated with this transaction.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at June 30, 2017 and December 31, 2016 is as follows (dollars in thousands):

	June 30, 2017			December 31, 2016
	Number of Instruments	Notional Amount	Fair Value	Number of Instruments	Notional Amount	Fair Value
Interest rate swaps (liability)	1	$75,000	$(595)	1	$75,000	$(1,118)
	1	$75,000	$(595)	1	$75,000	$(1,118)

Our interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At June 30, 2017 and December 31, 2016, our interest rate swap was in a liability position. The interest rate swap expires on October 1, 2018. We are not required to post any collateral related to this agreement and are not in breach of any financial provisions of the agreement.

The table below details the presentation in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Gain (loss) recognized in accumulated other comprehensive income on derivative financial instruments (effective portion)	$(22)	$(318)	$90	$(1,256)
Loss reclassified from accumulated other comprehensive income to interest expense (effective portion)	$(196)	$(303)	$(433)	$(609)
Loss recognized in Other Expense (ineffective portion)	$—	$(19)	$—	$(19)

Amounts reported in accumulated other comprehensive income related to derivative financial instruments will be reclassified to interest expense as interest payments are made on the hedged variable-rate debt. In the next twelve months, we estimate that an additional $0.5 million will be reclassified from Other Comprehensive Income and recorded as an increase to interest expense.

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

On May 9, 2017, the Company and the Operating Partnership, entered into an underwriting agreement (the “Underwriting Agreement”) with Raymond James & Associates, Inc. and Deutsche Bank Securities Inc., as the representatives of the several underwriters named therein, relating to the issuance and sale of 9,000,000 shares of the Company’s common stock, $0.01 par value per share (“Common Stock”), at a public offering price of $16.50 per share, less an underwriting discount of $0.66 per share. Pursuant to the terms of the Underwriting Agreement, the Company granted the underwriters a 30-day option to purchase up to an additional 1,350,000 shares of common stock on the same terms, which the underwriters exercised in full on May 10, 2017. The closing of the offering occurred on May 15, 2017 for net proceeds of $163.8 million, after the underwriting discount and offering-related expenses of $7.0 million.

On May 25, 2017, the Company and the Operating Partnership entered into separate sales agreements (collectively, the “Sales Agreements”) with each of Robert W. Baird & Co. Incorporated, Raymond James & Associates, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., RBC Capital Markets, LLC, KeyBanc Capital Markets Inc., Canaccord Genuity Inc., Jefferies LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, and BTIG, LLC (collectively, the “Sales Agents”), pursuant to which the Company may sell the Company’s shares of common stock, $0.01 par value per share, having an aggregate offering price of up to $200.0 million (the “Shares”), from time to time through the Sales Agents, each acting as a sales agent and/or principal. At the same time, the Company terminated each of the sales agreements entered into in connection with its prior at-the-market offering program, which was established in August 2016 and under which 6,151,514 shares of the Company’s common stock were sold for net proceeds of approximately $89.1 million.

Pursuant to the Sales Agreements, the Shares may be offered and sold through any Sales Agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions. Each Sales Agent will be entitled to compensation equal to up to 2.0% of the gross proceeds of the Shares sold through such Sales Agent from time to time under the related Sales Agreement. The Company has no obligation to sell any of the Shares under the Sales Agreements and may at any time suspend solicitations and offers under, or terminate, any of the Sales Agreements.

Changes in common stock during the six months ended June 30, 2017 and 2016 were as follows:

	For the Six Months Ended June 30,
	2017	2016
Beginning common shares outstanding	93,525,469	86,793,521
Stock Offering	10,350,000	—
Grants under the Equity Plan	366,679	446,280
Common Unit redemptions	30,657	53,636
Annual grants to independent directors	23,896	32,180
Common stock issued for director fees	2,454	4,073
Forfeitures	(1,237)	(406)
Shares retained for employee tax withholding requirements	(59,111)	(61,622)
Ending common shares outstanding	104,238,807	87,267,662

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

 At June 30, 2017 and December 31, 2016, unaffiliated third parties owned 366,056 and 396,713 Common Units of the Operating Partnership, respectively, representing less than a 1% limited partnership interest in the Operating Partnership for each period.

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

NOTE 7 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at June 30, 2017 using
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$—	$595	$—	$595

	Fair Value Measurements at December 31, 2016 using
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$—	$1,118	$—	$1,118

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Restricted Cash

The Company maintains reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at some of our hotel properties in accordance with management, franchise or mortgage loan agreements. These agreements generally require us to reserve cash ranging from 3% to 5% of the revenues of the individual hotel in restricted cash escrow accounts. Any unused restricted cash balances revert to us upon the termination of the underlying agreement or may be released to us from the restricted cash escrow accounts upon proof of expenditures and approval from the lender or other party requiring the restricted cash reserves. At June 30, 2017 and December 31, 2016, approximately $25.6 million and $24.9 million, respectively, was available in restricted cash reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at our hotel properties.

Ground Leases

We lease land for one hotel property in Duluth, GA under the terms of an operating ground lease agreement expiring April 1, 2069. We have two prepaid land leases for two hotel properties in Portland, OR which expire in June of 2084 and have a remaining prepaid balance of approximately $3.3 million at both June 30, 2017 and December 31, 2016.  We have one option to extend these leases for an additional 14 years. We lease land for one hotel property in Houston (Galleria Area), TX under the terms of an operating ground lease agreement with an initial termination date of April 20, 2053 and one option to extend for an additional 10 years.  We lease land for one hotel property in Austin, TX with an initial lease termination date of May 31, 2050.  We lease land for one hotel property in Baltimore (Hunt Valley), MD with a lease termination date of December 31, 2019 and twelve remaining options to extend for five additional years per extension. Total rent expense for ground leases for the three months ended June 30, 2017 and 2016 was $0.4 million and $0.5 million, respectively. Total rent expense for ground leases for the six months ended June 30, 2017 and 2016 was $0.9 million and $0.8 million, respectively.

In addition, we lease land for one hotel property in Garden City, NY under a PILOT (payment in lieu of taxes) lease. We pay a reduced amount of property tax each year of the lease as rent. The lease expires on December 31, 2019. Upon expiration of the lease, we expect to exercise our right to acquire a fee simple interest in the hotel for nominal consideration.

Franchise Agreements

All of our hotel properties operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 20 years with various extension provisions. Each franchisor receives franchise fees ranging from 2% to 6% of each hotel property’s gross revenue, and some agreements require that we pay marketing fees of up to 4% of gross revenue. In addition, some of these franchise agreements require that we deposit a percentage of the hotel property’s gross revenue, generally not more than 5%, into a reserve fund for capital expenditures. We also pay fees to our franchisors for services such as reservation and information systems. During the three months ended June 30, 2017 and 2016, we expensed fees related to our franchise agreements of $10.2 million and $10.0 million, respectively. During the six months ended June 30, 2017 and 2016, we expensed fees related to our franchise agreements of $19.4 million and $19.1 million, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various professional third-party management companies. The terms of our management agreements range from three to 25 years with various extension provisions. Each management company receives a base management fee, generally a percentage of total hotel property revenues. In some cases there are also monthly fees for certain services, such as accounting, based on the number of guestrooms. Generally there are also incentive fees based on attaining certain financial thresholds. Management fee expenses for the three months ended June 30, 2017 and 2016 were $5.1 million and $5.7 million, respectively. Management fee expenses for the six months ended June 30, 2017 and 2016 were $9.8 million and $10.7 million, respectively.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business. We are currently involved in litigation related to the settlement of a contractual obligation related to the purchase of a hotel property in 2012. We have accrued the amount of our expected liability to settle the contractual obligation at June 30, 2017. We are not currently aware of any actions against us that we believe would have a material effect on our financial condition or results of operations.

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

Stock Options Granted Under our Equity Plan

As of June 30, 2017, we had 235,000 outstanding and exercisable stock options with a weighted average exercise price of $9.75 per share, weighted average contractual term of 3.7 years and an aggregate intrinsic value of $2.1 million.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

On March 6, 2017, we granted time-based restricted stock awards for 16,079 shares of common stock to certain of our non-executive employees. The awards vest over a four-year period based on continued service (20% on March 9, 2018, 2019 and 2020, and 40% on March 9, 2021).

On March 6, 2017, we granted time-based restricted stock awards for 120,024 shares of common stock to our executive officers. On April 18, 2017, we granted a time-based restricted stock award for 20,215 shares of common stock to an executive officer. The awards vest 25% on March 9, 2018, 25% on March 9, 2019 and 50% on March 9, 2020, based on continuous service through the vesting dates or in certain circumstances upon a change in control.

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

The following table summarizes time-based restricted stock award activity under our Equity Plan for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2016	357,845	$11.90	$5,736
Granted	156,318	15.52
Vested	(120,366)	11.29
Forfeited	(1,237)	13.57
Non-vested at June 30, 2017	392,560	$13.52	$7,321

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

On March 6, 2017, we granted performance-based restricted stock awards for 180,039 shares of common stock to our executive officers. On April 18, 2017, we granted a performance-based restricted stock award for 30,322 shares of common stock to an executive officer. Our performance-based restricted stock awards are market-based awards and are accounted for based on the fair value of our common stock on the grant date. The fair value of the performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model. These awards generally vest based on our percentile ranking within the SNL U.S. REIT Hotel Index at the end of the period beginning on March 6, 2017 and ending on the earlier of March 6, 2020 or upon a change in control.  The awards require continued service during the measurement period and are subject to the other conditions described in the Equity Plan or award document.

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

The following table summarizes performance-based restricted stock activity under the Equity Plan for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2016	449,027	$14.90	$7,198
Granted	210,361	17.13
Vested	(39,959)	7.12
Non-vested at June 30, 2017	619,429	$16.16	$11,552

(1) The amounts included in this column represent the expected future value of the performance-based restricted stock awards calculated using the Monte Carlo simulation valuation model.

Director Stock Awards Made Pursuant to Our Equity Plan

Our non-employee directors have the option to receive shares of our common stock in lieu of cash for their director fees. During the six months ended June 30, 2017, we issued 2,454 shares of common stock for director fees and we made an annual grant of 23,896 shares of common stock to our independent directors.  The fair value of director stock awards is calculated based on the market value of our common stock on the date of grant.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate General and Administrative expenses in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Time-based restricted stock	$590	$420	$1,066	$757
Performance-based restricted stock	850	575	1,484	956
Stock options	—	—	—	55
Director stock	424	394	444	414
	$1,864	$1,389	$2,994	$2,182

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $9.5 million at June 30, 2017 as follows (in thousands):

	Total	2017	2018	2019	2020	2021
Time-based restricted stock	$3,834	$1,082	$1,603	$949	$190	$10
Performance-based restricted stock	5,675	1,699	2,374	1,401	201	—
	$9,509	$2,781	$3,977	$2,350	$391	$10

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

We recorded an income tax provision attributable to continuing operations of $0.4 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $0.8 million and $1.7 million for the six months ended June 30, 2017 and 2016, respectively.

We had no unrecognized tax benefits at June 30, 2017. We expect no significant changes in unrecognized tax benefits within the next year.

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

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$34,083	$21,955	$67,289	$70,689
Less: Preferred dividends	(4,200)	(4,147)	(8,400)	(8,294)
Allocation to participating securities	(126)	(51)	(240)	(80)
Attributable to non-controlling interest	(114)	(90)	(234)	(339)
Net income attributable to common stockholders, net of amount allocated to participating securities	$29,643	$17,667	$58,415	$61,976
Denominator:
Weighted average common shares outstanding - basic	98,184	86,433	95,488	86,396
Dilutive effect of equity-based compensation awards	522	922	495	868
Weighted average common shares outstanding - diluted	98,706	87,355	95,983	87,264
Earnings per share:
Basic	$0.30	$0.20	$0.61	$0.72
Diluted	$0.30	$0.20	$0.61	$0.71

All outstanding stock options were included in the computation of diluted earnings per share for the three and six months ended June 30, 2017 and 2016 due to their dilutive effect. The Common Units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income would also be added to derive net income attributable to common stockholders. We had unvested performance-based restricted stock awards of 619,429 shares and 449,027 shares for the three months ended June 30, 2017 and 2016, respectively, and 619,429 shares and 449,027 shares for the six months ended June 30, 2017 and 2016, respectively, which were excluded from the denominator of the diluted earnings per share as the awards had not achieved the requisite performance conditions for vesting at each period end.

NOTE 12 - SUBSEQUENT EVENTS

Acquisitions

On July 13, 2017, we completed the acquisition of the 255-guestroom AC Hotel by Marriott in Atlanta, GA for an aggregate purchase price of $57.5 million.

Dispositions

On July 21, 2017, we completed the sale of three hotel properties in Fort Worth, TX for an aggregate sales price of $27.8 million, resulting in a net gain of approximately $8.0 million. The proceeds from this sale were used to complete a 1031 Exchange, which resulted in the deferral of taxable gains of approximately $8.8 million.

Real Estate Loans

On August 1, 2017, the real estate loan of $10.1 million recorded as Investment in real estate loans, net at June 30, 2017 was repaid in full by the borrower.

Dividends

On July 28, 2017, our Board of Directors declared cash dividends of $0.17 per share of common stock, $0.4921875 per share of 7.875% Series B Cumulative Redeemable Preferred Stock, $0.4453125 per share of 7.125% Series C Cumulative Redeemable Preferred Stock and $0.403125 per share of 6.45% Series D Cumulative Redeemable Preferred Stock. These dividends are payable on August 31, 2017 to stockholders of record on August 16, 2017.

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

•	global, national, regional and local economic and geopolitical conditions;

•	levels of spending for business and leisure travel, as well as consumer confidence;

•	supply and demand factors in our markets or sub-markets;

•	adverse changes in, or declining rates of growth with respect to, occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) and other hotel operating metrics;

•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

•	financial condition of, and our relationships with, third-party property managers and franchisors;

•	the degree and nature of our competition;

•	increased interest rates and operating costs;

•	increased renovation costs, which may cause actual renovation costs to exceed our current estimates;

•	changes in zoning laws and significant increases in real property taxes;

•
risks associated with potential hotel acquisitions, including the ability to ramp up and stabilize newly acquired hotels with limited or no operating history or that require substantial amounts of capital improvements for us to earn stabilized economic returns consistent with our expectations at the time of acquisition;

•	risks associated with dispositions of hotel properties;

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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning primarily premium-branded, select-service hotels. At June 30, 2017, our portfolio consisted of 81 hotels with a total of 11,608 guestrooms located in 24 states, including one hotel held by a qualified intermediary to complete a reverse like-kind exchange under Section 1031 of the IRC (“1031 Exchange”). Except for seven hotels, six of which are subject to ground leases and one of which is subject to a PILOT (payment in lieu of taxes) lease, we own our hotels in fee simple. Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

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

Management Company	Number of Properties	Number of Guestrooms
Interstate Management Company, LLC and its affiliate Noble Management Group, LLC	34	4,447
Select Hotel Group, LLC	12	1,681
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	7	1,176
Pillar Hotels and Resorts, LLC	6	622
White Lodging Services Corporation	4	791
Stonebridge Realty Advisors, Inc.	4	597
OTO Development, LLC	7	1,071
Affiliates of IHG including IHG Management (Maryland) LLC and Intercontinental Hotel Group Resources, Inc.	2	395
American Liberty Hospitality, Inc.	2	372
Kana Hotels, Inc.	2	195
Fillmore Hospitality	1	261
Total	81	11,608

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

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to macroeconomic trends. Key drivers of demand include growth in gross domestic product, corporate profits, capital investments and employment. Volatility in the economy and lodging industry and the risk of global and domestic political or economic instability may cause economic growth to slow or stall. Also, increasing supply in the industry, and specifically in our markets or sub-markets, may reduce RevPAR growth expectations.

The U.S. lodging industry experienced a positive trend through 2016 that we expect to continue at a muted rate in 2017.  According to the PricewaterhouseCoopers, LLP industry report, "Hospitality Directions: May 2017," RevPAR growth in the U.S. for Upscale hotels is forecasted to be 0.8% for 2017. While we continue to have a positive outlook on national macroeconomic conditions and their effect on RevPAR growth, room-night demand for fiscal year 2017 is expected to decelerate from that experienced in 2016 based on anticipated levels of business and leisure travel. Our industry and our market segment have recently experienced declining rates of RevPAR growth and we could experience a decline in our RevPAR over the short-run due to increases in supply or reduced demand in our market or sub-markets.

Our Hotel Property Portfolio

At June 30, 2017, our portfolio consisted of 81 hotels with a total of 11,608 guestrooms. According to current chain scales as defined by Smith Travel Research, one of our hotel properties with 157 guestrooms is categorized as an Upper-upscale hotel, 60 of our hotel properties with 8,976 guestrooms are categorized as Upscale hotels and 20 of our hotel properties with 2,475 guestrooms are categorized as Upper-midscale hotels. Information for our hotel properties by franchisor as of June 30, 2017 is as follows:

Franchise/Brand	Number of Hotel Properties	Number of Guestrooms
Marriott/Starwood (1)
Courtyard by Marriott	14	2,553
Fairfield Inn & Suites by Marriott	2	210
Four Points by Sheraton	1	101
Marriott	1	157
Residence Inn by Marriott	8	1,119
SpringHill Suites by Marriott	6	874
Total Marriott/Starwood	32	5,014
Hilton
DoubleTree by Hilton	1	210
Hampton Inn	3	327
Hampton Inn & Suites	9	1,232
Hilton Garden Inn	9	1,146
Homewood Suites	1	129
Total Hilton	23	3,044
Hyatt
Hyatt House	2	298
Hyatt Place	16	2,310
Total Hyatt	18	2,608
IHG
Holiday Inn	1	143
Holiday Inn Express	1	66
Holiday Inn Express & Suites	3	433
Hotel Indigo	1	115
Staybridge Suites	1	121
Total IHG	7	878
Carlson
Country Inn & Suites by Carlson	1	64
Total	81	11,608

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

In connection with the ARCH Sale, Summit Hotel OP, LP (the "Operating Partnership") entered into a loan agreement with ARCH, as borrower, which provided for a loan by the Operating Partnership to ARCH in the amount of $27.5 million (the “Loan” or “Loan Agreement”).  The proceeds of the Loan were required to be applied by ARCH as follows: (i) $20.0 million was applied toward the payment of a portion of the $108.3 million purchase price for the six hotels acquired by ARCH as part of the ARCH Sale; and (ii) the remaining $7.5 million was applied by ARCH to fund the escrow deposit required for the purchase of eight hotels as described below. Through December 31, 2016, we had recognized as income $5.0 million of the deferred gain upon receipt of $5.0 million of scheduled repayments of the principal balance of the Loan from ARCH. On March 31, 2017, ARCH repaid the remaining $22.5 million principal balance of the Loan and payment-in-kind (“PIK”) interest of $1.2 million. As such, we recognized as income during the six months ended June 30, 2017 the remaining $15.0 million of the deferred gain related to the sale of six hotels to ARCH.

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

The proceeds from this sale were used to complete a 1031 Exchange, which resulted in the deferral of taxable gains of approximately $20.8 million. The hotel acquired by us for the 1031 Exchange was the 261-guestroom Courtyard by Marriott, Fort Lauderdale, FL for a purchase price of $85.0 million on May 23, 2017.

On June 2, 2017, we completed the sale of the Courtyard by Marriott, El Paso, TX, which was the final hotel under contract for sale to ARCH, to a third-party purchaser that is unrelated to ARCH. The sale of this property resulted in the realization of a net gain of $0.4 million during the six months ended June 30, 2017. As a result of this sale, ARCH has fulfilled its purchase obligations to us.

Other Asset Sales

On March 30, 2017, we completed the sale of the Hyatt Place in Atlanta, GA for $14.5 million and repaid a related mortgage loan totaling $6.5 million. The sale of this property resulted in the realization of a net gain of $4.8 million during the six months ended June 30, 2017.

On July 21, 2017, we completed the sale of three hotel properties in Fort Worth, TX for a total sales price of $27.8 million, resulting in a net gain of approximately $8.0 million. The proceeds from this sale were used to complete a 1031 Exchange, which resulted in the deferral of taxable gains of approximately $8.8 million.

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

Hotel Property Acquisitions

A summary of the hotel properties acquired during the six months ended June 30, 2017 and 2016 is as follows (dollars in thousands):

Date Acquired	Franchise/Brand	Location	Guestrooms	Purchase Price
For the six months ended June 30, 2017
March 1, 2017	Homewood Suites	Aliso Viejo (Laguna Beach), CA	129	$38,000
March 30, 2017	Hyatt Place	Phoenix (Mesa), AZ	152	22,200
May 23, 2017	Courtyard by Marriott	Fort Lauderdale, FL	261	85,000
June 9, 2017	Courtyard by Marriott	Charlotte, NC	181	56,250
June 21, 2017	Courtyard by Marriott	Fort Worth, TX	203	40,000
June 21, 2017	Courtyard by Marriott	Kansas City, MO	123	24,500
June 21, 2017	Courtyard by Marriott	Pittsburgh, PA	182	42,000
June 21, 2017	Hampton Inn & Suites	Baltimore, MD	116	18,000
June 21, 2017	Residence Inn by Marriott	Baltimore, MD	188	38,500
			1,535	$364,450	(1)

For the six months ended June 30, 2016
January 19, 2016	Courtyard by Marriott	Nashville, TN	226	$71,000
January 20, 2016	Residence Inn by Marriott	Atlanta, GA	160	38,000
			386	$109,000	(2)

(1)
The net assets acquired totaled $367.4 million due to the purchase at settlement of $0.8 million of net working capital and other assets and capitalized transaction costs of $2.1 million, of which $0.2 million were accrued and unpaid as of June 30, 2017.

(2)	The net assets acquired totaled $109.2 million due to the purchase at settlement of $0.2 million of net working capital assets.

The acquisitions closed during the six months ended June 30, 2017 were funded by advances on our senior unsecured credit facility, net proceeds from the sale of common stock, cash generated from the sale of properties, and operating cash flows. The acquisitions closed during the six months ended June 30, 2016 were funded by advances on our senior unsecured credit facility, cash generated from the sale of properties, and operating cash flows.

Results of Operations

The comparisons that follow should be reviewed in conjunction with the unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended June 30, 2017 with the Three Months Ended June 30, 2016

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the three months ended June 30, 2017 compared with the three months ended June 30, 2016 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned or leased as of June 30, 2017 and that we have owned or leased at all times since January 1, 2016.

	For the Three Months Ended June 30,				Quarter-over-Quarter		Quarter-over-Quarter
	2017		2016		Dollar Change		Percentage/Basis Point Change
	Total Portfolio (81 hotels)	Same-Store Portfolio (68 hotels)	Total Portfolio (80 hotels)	Same-Store Portfolio (68 hotels)	Total Portfolio (81/80 hotels)	Same-Store Portfolio (68 hotels)	Total Portfolio (81/80 hotels)		Same-Store Portfolio (68 hotels)
Total revenues	$129,056	$107,191	$127,195	$110,935	$1,861	$(3,744)	1.5%		(3.4)%
Hotel operating expenses	$79,499	$66,882	$76,757	$66,526	$2,742	$356	3.6%		0.5%
Occupancy	82.4%	82.1%	82.8%	83.0%	n/a	n/a	(33)	bps	(84)	bps
ADR	$148.13	$144.23	$144.59	$147.90	$3.54	$(3.67)	2.4%		(2.5)%
RevPAR	$122.10	$118.45	$119.65	$122.69	$2.45	$(4.24)	2.0%		(3.5)%

Revenue. Revenues for the total portfolio increased by $1.9 million for the three months ended June 30, 2017 compared with the three months ended June 30, 2016. This increase was driven by the four hotels acquired in 2016 and the nine hotels acquired in 2017 (the "2016/2017 Acquisitions"), which contributed an increase in revenues of $13.7 million, offset by the decline in revenues associated with disposed properties of $8.1 million and the decline in revenues of $3.7 million from the same-store portfolio.

RevPAR for the total portfolio was higher by 2.0% for the three months ended June 30, 2017 compared with the corresponding period in 2016 primarily due to the 2016/2017 Acquisitions which contributed RevPAR of $157.00 for the three months ended June 30, 2017. RevPAR for the same-store portfolio was 3.5% lower for the three months ended June 30, 2017 compared with the corresponding period in 2016 due to a 2.5% decrease in ADR coupled with an 84 basis point decline in occupancy. The decline in same-store revenues was attributable to supply and demand factors in select markets.

The following table summarizes our hotel operating expenses for our same-store portfolio (68 hotels) for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended June 30,		Percentage	Percentage of Revenue
	2017	2016	Change	2017	2016
Rooms expense	$24,987	$23,326	7.1%	23.3%	21.0%
Other direct expense	14,122	14,574	(3.1)%	13.2%	13.1%
Other indirect expense	27,773	28,626	(3.0)%	25.9%	25.8%
Total hotel operating expenses	$66,882	$66,526	0.5%	62.4%	60.0%

Hotel Operating Expenses. Hotel operating expenses for the total portfolio and same-store portfolio increased $2.7 million and $0.4 million, respectively, in the three months ended June 30, 2017 compared with the three months ended June 30, 2016.

The increase in rooms expenses for the same-store portfolio in the three months ended June 30, 2017 was primarily due to increased labor costs.  The Company anticipates that labor costs are likely to continue to grow due to government regulations and the impact in certain markets of lower unemployment rates.

Other direct expense for the same-store portfolio decreased by 3.1% in the three months ended June 30, 2017, due to a decrease in variable expenses that is commensurate with the decrease in revenues.

Other indirect expense for the same-store portfolio decreased by 3.0% in the three months ended June 30, 2017 primarily due to decreases in management fees and insurance expenses offset by increases in property tax expenses, which increased in certain areas due to the reassessment of property values by localities.

Other Corporate Expenses

Depreciation and Amortization. Depreciation and amortization expenses increased $2.0 million, or 11.6%, in the three months ended June 30, 2017, primarily due to incremental depreciation expense associated with the nine hotels acquired in 2017 partially offset by the decrease in depreciation and amortization expenses related to the disposed properties.

Corporate General and Administrative. Corporate general and administrative expenses decreased by $0.1 million, or 1.5%, in the three months ended June 30, 2017 compared with the three months ended June 30, 2016, primarily due to reductions in incentive compensation costs offset by increases in stock-based compensation.

Gain on Disposal of Assets. Gain on disposal of assets increased by $13.6 million for the three months ended June 30, 2017.  This increase is primarily due to the sale of eight hotels during the three months ended June 30, 2017 for a net gain of $16.4 million compared to the recognition of $2.0 million of deferred gain during the three months ended June 30, 2016 related to scheduled principal payments on the ARCH Loan.

Comparison of the Six Months Ended June 30, 2017 with the Six Months Ended June 30, 2016

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the six months ended June 30, 2017 compared with the six months ended June 30, 2016 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned or leased as of June 30, 2017 and that we have owned or leased at all times since January 1, 2016.

	Six Months Ended June 30,				Period-over-Period		Period-over-Period
	2017		2016 (1)		Dollar Change		Percentage/Basis Point Change
	Total Portfolio (81 hotels)	Same-Store Portfolio (68 hotels)	Total Portfolio (80 hotels)	Same-Store Portfolio (68 hotels)	Total Portfolio (81/80 hotels)	Same-Store Portfolio (68 hotels)	Total Portfolio (81/80 hotels)		Same-Store Portfolio (68 hotels)
Total revenues	$247,045	$207,995	$245,277	$212,266	$1,768	$(4,271)	0.7%		(2.0)%
Hotel operating expenses	$154,703	$130,879	$150,895	$129,454	$3,808	$1,425	2.5%		1.1%
Occupancy	79.6%	79.4%	79.6%	79.9%	n/a	n/a	3	bps	(52)	bps
ADR	$146.59	$145.51	$142.44	$146.74	$4.15	$(1.23)	2.9%		(0.8)%
RevPAR	$116.72	$115.55	$113.31	$117.28	$3.41	$(1.73)	3.0%		(1.5)%

(1) Operating results for the six months ended June 30, 2016 include one more day than the six months ended June 30, 2017 as 2016 was a leap year.

Revenue. Revenues for the total portfolio increased by $1.8 million for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. The increase was driven by the 2016/2017 Acquisitions, which contributed an increase in revenues of $20.3 million, offset by the decline in revenues associated with the disposed properties of $14.2 million and the decline in revenues of $4.3 million from the same-store portfolio.

RevPAR for the total portfolio was higher by 3.0% for the six months ended June 30, 2017 compared with the corresponding period in 2016 primarily due to the 2016/2017 Acquisitions which contributed RevPAR of $148.77 for the six months ended June 30, 2017. RevPAR for the same-store portfolio was 1.5% lower for the six months ended June 30, 2017 compared with the corresponding period in 2016 due to a 0.8% decrease in ADR and a 52 basis point decline in occupancy. The decline in same-store revenues was attributable to supply and demand factors in select markets.

The following table summarizes our hotel operating expenses for our same-store portfolio (68 hotels) for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Six Months Ended June 30,		Percentage	Percentage of Revenue
	2017	2016	Change	2017	2016
Rooms expense	$49,293	$46,565	5.9%	23.7%	21.9%
Other direct expense	27,608	28,169	(2.0)%	13.3%	13.3%
Other indirect expense	53,978	54,720	(1.4)%	26.0%	25.8%
Total hotel operating expenses	$130,879	$129,454	1.1%	62.9%	61.0%

Hotel Operating Expenses. Hotel operating expenses for the total portfolio and same-store portfolio increased $3.8 million and $1.4 million, respectively, in the six months ended June 30, 2017 compared with the six months ended June 30, 2016.

The increase in rooms expenses for the same-store portfolio in the six months ended June 30, 2017 was primarily due to increased labor costs.  The Company anticipates that labor costs are likely to continue to grow due to government regulations and the impact in certain markets of lower unemployment rates.

Other direct expense for the same-store portfolio decreased by 2.0% in the six months ended June 30, 2017, due to a decrease in variable expenses that is commensurate with the decrease in revenues.

Other indirect expense for the same-store portfolio decreased by 1.4% in the six months ended June 30, 2017 primarily due to decreases in management fees and insurance expenses offset by increases in property tax expenses, which increased in certain areas due to the reassessment of property values by localities.

Other Corporate Expenses

Depreciation and Amortization. Depreciation and amortization expenses increased $2.6 million, or 7.3%, in the six months ended June 30, 2017, primarily due to incremental depreciation expense associated with the four hotel properties acquired in 2016 and the nine hotel properties acquired in 2017 partially offset by the decrease in depreciation and amortization expenses related to the disposed properties.

Corporate General and Administrative. Corporate general and administrative expenses increased by $0.5 million, or 4.8%, in the six months ended June 30, 2017, primarily due to increases in stock-based compensation offset slightly by decreases in incentive compensation costs.

Gain on Disposal of Assets. Gain on disposal of assets decreased by $3.7 million in the six months ended June 30, 2017.  This reduction is primarily due to the $38.8 million net gain recognized on the sale of six hotel properties to ARCH on February 11, 2016, including scheduled repayments of the principal balance of the related loan by ARCH through June 30, 2016, compared to the sale of nine hotels for a net gain of $21.1 million and the recognition of the remaining $15.0 million of deferred gain during the six months ended June 30, 2017 related to the repayment of the ARCH Loan.

Other Income/Expense. Other income increased by $1.8 million, in the six months ended June 30, 2017, primarily due to increases in interest income and other miscellaneous income of $0.8 million and $0.5 million, respectively, coupled with a decline in debt transaction costs of $0.3 million.

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

The following is a reconciliation of our GAAP net income to FFO for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share/unit amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$34,083	$21,955	$67,289	$70,689
Preferred dividends	(4,200)	(4,147)	(8,400)	(8,294)
Net income applicable to common shares and common units	29,883	17,808	58,889	62,395
Real estate-related depreciation	19,642	17,599	38,282	35,656
Gain on disposal of assets	(16,350)	(2,726)	(35,806)	(39,506)
FFO applicable to common shares and common units	33,175	32,681	61,365	58,545
FFO per common share/common unit	$0.33	$0.37	$0.64	$0.67
Weighted average diluted common shares/common units (1)	99,079	87,355	96,366	87,264

(1)
Includes common units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the common units are redeemable for cash or, at our election, shares of our common stock.

During the three months ended June 30, 2017, FFO increased by $0.5 million, or 1.5%, over the comparable period in the prior year primarily due to a reduction in hotel acquisition costs of $1.7 million offset by a reduction in operating margin of $0.9 million and an increase in income tax expense of $0.3 million.

During the six months ended June 30, 2017, FFO increased by $2.8 million, or 4.8%, over the comparable period in the prior year primarily due to reductions in hotel acquisition costs, interest expense, and income tax expense of $1.9 million, $0.9 million, and $0.9 million, respectively, and an increase in interest income of $0.8 million. These changes were offset by a reduction in operating margin of $2.0 million.

We have early adopted ASU No. 2017-01 for our fiscal year commencing on January 1, 2017. Under ASU No. 2017-01, we have concluded that each of the acquisitions completed in 2017 are the acquisition of assets. As such, we have capitalized the acquisition costs related to these transactions. The declines in hotel acquisition costs from the periods in 2016 to the periods in 2017 are the result of the change in accounting.

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

The following is a reconciliation of our GAAP net income to EBITDA for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$34,083	$21,955	$67,289	$70,689
Depreciation and amortization	19,732	17,685	38,458	35,828
Interest expense	6,927	7,123	13,718	14,606
Interest income	(65)	(1)	(69)	(5)
Income tax expense	423	135	844	1,706
EBITDA	$61,100	$46,897	$120,240	$122,824

During the three months ended June 30, 2017, EBITDA increased by $14.2 million, or 30.3%, from the comparable period in the prior year primarily due to an increase in the gain on disposal of assets of $13.6 million and a reduction in hotel acquisition costs of $1.7 million offset by a reduction in operating margin of $0.9 million.

During the six months ended June 30, 2017, EBITDA decreased by $2.6 million, or 2.1%, from the comparable period in the prior year primarily due to a reduction in operating margin of $2.0 million and a decrease in the gain on disposal of assets of $3.7 million slightly offset by a reduction in hotel acquisition costs of $1.9 million and an increase in interest income on real estate loans of $0.8 million.

We have early adopted ASU No. 2017-01 for our fiscal year commencing on January 1, 2017. Under ASU No. 2017-01, we have concluded that each of the acquisitions completed in 2017 are the acquisition of assets. As such, we have capitalized the acquisition costs related to these transactions. The declines in hotel acquisition costs from the periods in 2016 to the periods in 2017 are the result of the change in accounting.

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

On May 15, 2017, the Company completed a public offering of 10,350,000 common shares for net proceeds of $163.8 million, after the underwriting discount and offering-related expenses of $7.0 million. The net proceeds from the offering were used for repayment of borrowings under our senior unsecured revolving credit facility, acquisitions of additional hotel properties and general corporate purposes. See "Note 6 - Equity" to the Condensed Consolidated Financial Statements for additional information.

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

At June 30, 2017, we have scheduled debt principal amortization payments during the next 12 months totaling $8.1 million. Although we believe we will have the capacity to satisfy these debt maturities and pay these scheduled principal debt payments or that we will be able to fund them using draws under our $450 million senior unsecured credit facility, there can be no assurances that our credit facility will be available to repay such amortizing debt as draws under our credit facility are subject to certain financial covenants. At June 30, 2017, we were in compliance with all of our covenants under the $450 million senior unsecured credit facility.

We anticipate making renovations and other non-recurring capital expenditures with respect to our hotel properties pursuant to property improvement plans required by our franchisors and our internal quality standards. We expect capital expenditures through the remainder of 2017 for these activities at hotel properties we own as of June 30, 2017 to be in the range of $20.0 million to $30.0 million.  Actual amounts may differ from our expectations.  We may also make renovations and incur other non-recurring capital expenditures in 2017 at hotel properties that we acquire in the future.

We are developing a hotel in Orlando, FL on a parcel of land owned by us. We expect the total development costs for the construction of the hotel to be approximately $30.0 million. We have incurred $9.9 million of costs to date and we have reclassified the carrying amount of the land parcel of $2.8 million from Land Held for Development to Investment in Hotel Properties Under Development during the six months ended June 30, 2017 in connection with our development activities.

Cash Flows

The decrease in net cash provided by operating activities of $0.4 million for the six months ended June 30, 2017 compared with the six months ended June 30, 2016 primarily resulted from net changes in working capital of $3.7 million offset by an increase in net income, after adjusting for non-cash items, of $3.4 million.

The increase in net cash used in investing activities of $264.0 million for the six months ended June 30, 2017 compared with the six months ended June 30, 2016 is primarily due to an increase in acquisitions of hotel properties of $258.0 million, a decrease in proceeds from asset dispositions of $41.2 million, an increase in hotel development costs of $9.9 million and a change in net escrow deposits for acquisitions of $9.3 million. These changes were partially offset by an increase in receipts of principal payments on real estate loans of $20.5 million, a decrease in the funding of real estate loans of $27.5 million, a decrease in capital expenditures of $4.3 million, and a decrease in the net cash contributed to the restricted cash reserve of $2.2 million.

The increase in net cash from financing activities of $212.3 million for the six months ended June 30, 2017 compared with the six months ended June 30, 2016 is primarily due to an increase in net borrowings of $130.3 million, an increase in proceeds from equity offerings of $91.5 million, and a reduction in financing fees of $1.7 million partially offset by an increase in dividends of $11.0 million.

Outstanding Indebtedness

At June 30, 2017, we had $299.4 million in outstanding indebtedness secured by first priority mortgage liens on 34 hotel properties. We also had borrowed $300.0 million on our $450 million senior unsecured credit facility and we had borrowed $140.0 million on our unsecured term loan, both of which were supported at June 30, 2017 by a borrowing base of 36 unencumbered hotel properties. At June 30, 2017, the maximum amount of borrowing permitted under the $450 million senior unsecured credit facility was $450.0 million, of which we had borrowed $300.0 million and $150.0 million was available to borrow.

 At July 25, 2017, we had borrowed $330.0 million on our $450 million senior unsecured credit facility and we had borrowed $140.0 million on our unsecured term loan, both of which were supported by 33 hotel properties included in the credit facility borrowing bases.  In addition, we have 13 other hotels with a total of 2,235 guestrooms unencumbered by mortgage debt that are available to be used as collateral for future loans. See "Note 4 - Debt" to the Condensed Consolidated Financial Statements for additional information related to the $450 million senior unsecured credit facility and our unsecured term loan.

On June 30, 2017, we entered into a $47.6 million secured, non-recourse loan with Metabank (the "Metabank Loan"). The Metabank Loan includes a delayed draw feature, at no additional cost, whereby $25.0 million of the total loan commitment must be drawn within 90 days of the closing date and the remaining loan commitment must be drawn by December 31, 2017. At June 30, 2017, we had not drawn on the Metabank Loan. The Metabank Loan provides for a fixed interest rate of 4.44% and interest only payments for 18 months following the closing date. After this 18 month period, the loan is amortized on a 25-year amortization schedule through the maturity date of July 1, 2027. The Metabank Loan is secured by the Residence Inn in Salt Lake City, UT, the Four Points by Sheraton Hotel & Suites in South San Francisco, CA, and the Hyatt Place in Mesa, AZ. The Metabank Loan is subject to a prepayment penalty if prepaid prior to April 1, 2027.

On June 30, 2017, we repaid a mortgage loan totaling $7.5 million. There were no prepayment penalties associated with this transaction.

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

A summary of our gross debt at June 30, 2017 is as follows (dollars in thousands):

Lender	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Encumbered Properties		Principal Amount Outstanding
$450 Million Senior Unsecured Credit Facility
Deutsche Bank AG New York Branch
$300 Million Revolver	2.73% Variable	n/a	March 31, 2020	n/a		$150,000
$150 Million Term Loan	3.09% Variable (1)	n/a	March 31, 2021	n/a		150,000
Total Senior Unsecured Credit Facility						300,000

Unsecured Term Loan
KeyBank National Association, as Administrative Agent
Term Loan	3.03% Variable	n/a	April 7, 2022	n/a		140,000

Secured Mortgage Indebtedness
Voya (formerly ING Life Insurance and Annuity)	5.18% Fixed	20	March 1, 2019	2	(2)	40,680
	5.18% Fixed	20	March 1, 2019	4	(2)	36,461
	5.18% Fixed	20	March 1, 2019	3	(2)	23,515
	5.18% Fixed	20	March 1, 2019	1	(2)	16,704
MetaBank	4.44% Fixed	25	July 1, 2027	3		—
KeyBank National Association	4.46% Fixed	30	February 1, 2023	4		27,202
	4.52% Fixed	30	April 1, 2023	3		21,085
	4.30% Fixed	30	April 1, 2023	3		20,420
	4.95% Fixed	30	August 1, 2023	2		36,418
Western Alliance Bank (formerly GE Capital Financial, Inc.)	5.39% Fixed	25	April 1, 2020	1		8,807
	5.39% Fixed	25	April 1, 2020	1		4,742
Bank of Cascades	3.23% Variable	25	December 19, 2024	1	(3)	9,134
	4.30% Fixed	25	December 19, 2024	—	(3)	9,134
Compass Bank	3.63% Variable	25	May 6, 2020	3		23,083
Western Alliance Bank (formerly General Electric Capital Corp.)	5.39% Fixed	25	April 1, 2020	1		4,987
	5.39% Fixed	25	April 1, 2020	1		5,840
U.S. Bank, NA	6.13% Fixed	25	November 11, 2021	1		11,162
Total Mortgage Loans						299,374
Total Debt				34		$739,374

(1)	Our interest rate swap fixed a portion of the interest rate on this loan. See "Note 5 - Derivative Financial Instruments and Hedging" to the Condensed Consolidated Financial Statements.

(2)	The four Voya mortgage loans are cross-defaulted and cross-collateralized.

(3)	The Bank of Cascades mortgage loans are secured by the same collateral and cross-defaulted.

Equity Transactions

On May 9, 2017, the Company and the Operating Partnership, entered into an underwriting agreement (the “Underwriting Agreement”) with Raymond James & Associates, Inc. and Deutsche Bank Securities Inc., as the representatives of the several underwriters named therein, relating to the issuance and sale of 9,000,000 shares of the Company’s common stock, $0.01 par value per share (“Common Stock”), at a public offering price of $16.50 per share, less an underwriting discount of $0.66 per share. Pursuant to the terms of the Underwriting Agreement, the Company granted the underwriters a 30-day option to purchase up to an additional 1,350,000 shares of common stock on the same terms, which the underwriters exercised in full on May 10, 2017. The closing of the offering occurred on May 15, 2017 for net proceeds of $163.8 million, after the underwriting discount and offering-related expenses of $7.0 million. The net proceeds from the offering were used for repayment of borrowings under our senior unsecured revolving credit facility, acquisitions of additional hotel properties and general corporate purposes.

On May 25, 2017, the Company and the Operating Partnership entered into separate sales agreements (collectively, the “Sales Agreements”) with each of Robert W. Baird & Co. Incorporated, Raymond James & Associates, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., RBC Capital Markets, LLC, KeyBanc Capital Markets Inc., Canaccord Genuity Inc., Jefferies LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, and BTIG, LLC (collectively, the “Sales Agents”), pursuant to which the Company may sell the Company’s shares of common stock, $0.01 par value per share, having an aggregate offering price of up to $200,000,000 (the “Shares”), from time to time through the Sales Agents, each acting as a sales agent and/or principal. At the same time, the Company terminated each of the sales agreements entered into in connection with its prior at-the-market offering program, which was established in August 2016 and under which 6,151,514 shares of the Company’s common stock were sold for net proceeds of approximately $89.1 million.

Pursuant to the Sales Agreements, the Shares may be offered and sold through any Sales Agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions. Each Sales Agent will be entitled to compensation equal to up to 2.0% of the gross proceeds of the Shares sold through such Sales Agent from time to time under the related Sales Agreement. The Company has no obligation to sell any of the Shares under the Sales Agreements and may at any time suspend solicitations and offers under, or terminate, any of the Sales Agreements.

Capital Expenditures

During the six months ended June 30, 2017, we funded $14.0 million in capital expenditures.  We anticipate spending an estimated $20.0 million to $30.0 million on capital expenditures in the remainder of 2017. We also incurred $9.9 million of hotel development costs related to the construction of a hotel in Orlando, FL. We expect total hotel development costs for this hotel to be approximately $30.0 million. We expect to fund these expenditures through a combination of cash provided by operations, working capital, borrowings under our $450 million senior unsecured credit facility, or other potential sources of capital, to the extent available to us.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at June 30, 2017 (dollars in thousands):

	Payments Due By Period
	Total	Less than One Year (5)	One to Three Years	Four to Five Years	More than Five Years
Debt obligations (1)	$787,014	$8,062	$317,689	$308,765	$152,498
Currently projected interest (2)	118,622	29,389	50,693	25,502	13,038
Operating lease obligations (3)	114,290	1,639	3,565	3,754	105,332
Purchase obligations (4)	3,365	3,365	(5)	(5)	(5)
Total	$1,023,291	$42,455	$371,947	$338,021	$270,868

(1)	Amounts shown include amortization of principal and debt maturities.

(2)	Interest payments on our variable rate debt have been estimated using the interest rates in effect at June 30, 2017, after giving effect to our interest rate swap.

(3)	Amounts consist primarily of non-cancelable ground lease and corporate office lease obligations.

(4)	This amount represents purchase orders and executed contracts for renovation projects at our hotel properties.

(5)	Purchase obligations reflect committed amounts through June 30, 2018.

Critical Accounting Policies

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, with the objective of providing guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for our fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. We have early adopted ASU No. 2017-01 for our fiscal year commencing on January 1, 2017. Under ASU No. 2017-01, we have concluded that each of the acquisitions completed in 2017 are the acquisition of assets. As such, we have capitalized the acquisition costs related to these transactions.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with ASC No. 718, Compensation - Stock Compensation. ASC No. 2017-09 is effective for our fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively to an award modified on or after the adoption date and early adoption is permitted. The effect that the adoption of ASU No. 2017-09 will have on our financial position or results of operations is not currently reasonably estimable.

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

At June 30, 2017, we were party to an interest rate derivative agreement, with a total notional amount of $75.0 million, where we receive variable-rate payments in exchange for making fixed-rate payments. This agreement is accounted for as a cash flow hedge and has a termination value of $0.7 million. The interest rate swap expires on October 1, 2018.

At June 30, 2017, after giving effect to our interest rate derivative agreement, $342.2 million, or 46.3%, of our debt had fixed interest rates and $397.2 million, or 53.7%, had variable interest rates.  At December 31, 2016, after giving effect to our interest rate derivative agreements, $359.9 million, or 54.7%, of our debt had fixed interest rates and $297.7 million, or 45.3%, had variable interest rates. Assuming no increase in the level of our variable rate debt outstanding at June 30, 2017, if interest rates increased by 1.0%, then our interest cost would increase by approximately $4.0 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At June 30, 2017, we have scheduled debt principal amortization payments during the next 12 months totaling $8.1 million.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

The following table represents common shares retained by the Company for employee taxes due upon vesting of equity awards during the three months ended June 30, 2017:

Period	Total Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	—	$—	—	—
May 1, 2017 - May 31, 2017	16,756	$18.04	—	—
June 1, 2017 - June 30, 2017	—	$—	—	—
Total	16,756	$18.04	—

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
1.1
Underwriting Agreement, dated May 9, 2017, by and among Summit Hotel Properties, Inc. and Summit Hotel OP, LP and Raymond James & Associates, Inc. and Deutsche Bank Securities Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 15, 2017).

3.1
Articles of Amendment to the Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 19, 2017).

3.2
Articles Supplementary to the Articles of Amendment and Restatement of the Company (prohibiting election under Section 3-804(c) of the MGCL without stockholder approval) (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 19, 2017).

3.3
Second Amended and Restated Bylaws of the Company, effective as of May 18, 2017 (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 19, 2017).

5.1	Opinion of Venable LLP regarding the legality of the common stock (incorporated by reference to Exhibit 5.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 15, 2017).
5.2
Opinion of Venable LLP, dated May 25, 2017, regarding the legality of the Shares (incorporated by reference to Exhibit 5.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.1
Form of Sales Agreement, dated May 25, 2017, by and among the Company, the Operating Partnership and each of the Sales Agents (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

23.1	Consent of Venable LLP (incorporated by reference to Exhibit 23.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 15, 2017).
23.2	Consent of Venable LLP (incorporated by reference to Exhibit 23.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)
† - Filed herewith
†† - Furnished herewith
(1) - Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: August 2, 2017	By:	/s/ Greg A. Dowell
Greg A. Dowell Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
1.1
Underwriting Agreement, dated May 9, 2017, by and among Summit Hotel Properties, Inc. and Summit Hotel OP, LP and Raymond James & Associates, Inc. and Deutsche Bank Securities Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 15, 2017).

3.1
Articles of Amendment to the Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 19, 2017).

3.2
Articles Supplementary to the Articles of Amendment and Restatement of the Company (prohibiting election under Section 3-804(c) of the MGCL without stockholder approval) (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 19, 2017).

3.3
Second Amended and Restated Bylaws of the Company, effective as of May 18, 2017 (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 19, 2017).

5.1	Opinion of Venable LLP regarding the legality of the common stock (incorporated by reference to Exhibit 5.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 15, 2017).
5.2
Opinion of Venable LLP, dated May 25, 2017, regarding the legality of the Shares (incorporated by reference to Exhibit 5.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.1
Form of Sales Agreement, dated May 25, 2017, by and among the Company, the Operating Partnership and each of the Sales Agents (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

23.1	Consent of Venable LLP (incorporated by reference to Exhibit 23.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 15, 2017).
23.2	Consent of Venable LLP (incorporated by reference to Exhibit 23.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)
† - Filed herewith
†† - Furnished herewith
(1) - Submitted electronically herewith