Form 10-Q
period 2017-09-30
Summit Hotel Properties, Inc.
filed 2017-10-30
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
 As of October 20, 2017, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 104,276,587.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investment in hotel properties, net	$1,902,949	$1,545,122
Investment in hotel properties under development	18,754	—
Land held for development	2,942	5,742
Assets held for sale	1,193	62,695
Investment in real estate loans, net	—	17,585
Cash and cash equivalents	52,451	34,694
Restricted cash	28,933	24,881
Trade receivables, net	20,899	11,807
Prepaid expenses and other	5,294	6,474
Deferred charges, net	4,669	3,727
Other assets	5,794	5,778
Total assets	$2,043,878	$1,718,505
LIABILITIES AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$772,275	$652,414
Accounts payable	7,257	4,623
Accrued expenses and other	56,306	46,880
Derivative financial instruments	438	1,118
Total liabilities	836,276	705,035

Commitments and contingencies (Note 8)

Equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized:
7.875% Series B - 3,000,000 shares issued and outstanding at September 30, 2017 and December 31, 2016 (aggregate liquidation preference of $75,492 at September 30, 2017 and $75,509 at December 31, 2016)	30	30
7.125% Series C - 3,400,000 shares issued and outstanding at September 30, 2017 and December 31, 2016 (aggregate liquidation preference of $85,505 at September 30, 2017 and $85,522 at December 31, 2016)	34	34
6.45% Series D - 3,000,000 shares issued and outstanding at September 30, 2017 and December 31, 2016 (aggregate liquidation preference of $75,403 at September 30, 2017 and $75,417 at December 31, 2016)	30	30
Common stock, $.01 par value per share, 500,000,000 shares authorized, 104,266,587 and 93,525,469 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,043	935
Additional paid-in capital	1,178,896	1,011,412
Accumulated other comprehensive loss	(300)	(977)
Retained earnings (deficit) and distributions	24,783	(1,422)
Total stockholders’ equity	1,204,516	1,010,042
Non-controlling interests in operating partnership	3,086	3,428
Total equity	1,207,602	1,013,470
Total liabilities and equity	$2,043,878	$1,718,505

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Room	$127,246	$110,777	$358,110	$340,657
Other hotel operations revenue	9,341	7,559	25,522	22,956
Total revenues	136,587	118,336	383,632	363,613
Expenses:
Hotel operating expenses:
Room	33,404	28,705	91,221	82,959
Other direct	16,846	15,513	49,255	48,596
Other indirect	35,820	29,312	100,297	92,870
Total hotel operating expenses	86,070	73,530	240,773	224,425
Depreciation and amortization	23,594	17,887	62,052	53,715
Corporate general and administrative	4,550	4,388	14,998	14,358
Hotel property acquisition costs	—	527	354	2,809
Loss on impairment of assets	—	577	—	577
Total expenses	114,214	96,909	318,177	295,884
Operating income	22,373	21,427	65,455	67,729
Other income (expense):
Interest expense	(7,768)	(6,626)	(21,486)	(21,232)
Gain on disposal of assets, net	7,725	10,491	43,531	49,997
Other income (expense), net	(116)	661	2,847	1,854
Total other income (expense)	(159)	4,526	24,892	30,619
Income from continuing operations before income taxes	22,214	25,953	90,347	98,348
Income tax benefit (expense)	231	1,245	(613)	(461)
Net income	22,445	27,198	89,734	97,887
Less - Income attributable to non-controlling interests in operating partnership	(55)	(115)	(289)	(454)
Net income attributable to Summit Hotel Properties, Inc.	22,390	27,083	89,445	97,433
Preferred dividends	(4,200)	(4,993)	(12,600)	(13,287)
Net income attributable to common stockholders	$18,190	$22,090	$76,845	$84,146
Earnings per share:
Basic	$0.18	$0.25	$0.78	$0.97
Diluted	$0.17	$0.25	$0.78	$0.96
Weighted average common shares outstanding:
Basic	103,253	86,492	98,105	86,428
Diluted	103,632	87,401	98,471	87,319

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$22,445	$27,198	$89,734	$97,887
Other comprehensive income (loss), net of tax:
Changes in fair value of derivative financial instruments	157	545	680	(102)
Comprehensive income	22,602	27,743	90,414	97,785
Less - Comprehensive income attributable to operating partnership	(56)	(118)	(292)	(453)
Comprehensive income attributable to Summit Hotel Properties, Inc.	22,546	27,625	90,122	97,332
Preferred dividends	(4,200)	(4,993)	(12,600)	(13,287)
Comprehensive income attributable to common stockholders	$18,346	$22,632	$77,522	$84,045

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit) and Distributions	Total Stockholders’ Equity	Non-controlling Interests in Operating Partnership	Total Equity
Balance at December 31, 2016	9,400,000	$94	93,525,469	$935	$1,011,412	$(977)	$(1,422)	$1,010,042	$3,428	$1,013,470
Net proceeds from sale of common stock	—	—	10,350,000	104	163,516	—	—	163,620	—	163,620
Common stock redemption of common units	—	—	52,808	1	466	—	—	467	(467)	—
Dividends	—	—	—	—	—	—	(63,240)	(63,240)	(184)	(63,424)
Equity-based compensation	—	—	397,421	4	4,462	—	—	4,466	17	4,483
Shares acquired to satisfy employee withholding requirements	—	—	(59,111)	(1)	(960)	—	—	(961)	—	(961)
Other comprehensive income	—	—	—	—	—	677	—	677	3	680
Net income	—	—	—	—	—	—	89,445	89,445	289	89,734
Balance at September 30, 2017	9,400,000	$94	104,266,587	$1,043	$1,178,896	$(300)	$24,783	$1,204,516	$3,086	$1,207,602

Balance at December 31, 2015	8,400,000	$84	86,793,521	$868	$894,060	$(1,666)	$(40,635)	$852,711	$4,215	$856,926
Net proceeds from sale of preferred stock	3,000,000	30	—	—	72,260	—	—	72,290	—	72,290
Common stock redemption of common units	—	—	61,056	1	510	—	—	511	(511)	—
Dividends	—	—	—	—	—	—	(47,328)	(47,328)	(178)	(47,506)
Equity-based compensation	—	—	521,995	5	3,180	—	—	3,185	17	3,202
Shares acquired to satisfy employee withholding requirements	—	—	(61,622)	(1)	(1,264)	—	—	(1,265)	—	(1,265)
Other comprehensive loss	—	—	—	—	—	(101)	—	(101)	(1)	(102)
Net income	—	—	—	—	—	—	97,433	97,433	454	97,887
Balance at September 30, 2016	11,400,000	$114	87,314,950	$873	$968,746	$(1,767)	$9,470	$977,436	$3,996	$981,432

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$89,734	$97,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,052	53,715
Amortization of deferred financing costs	1,553	1,625
Loss on impairment of assets	—	577
Equity-based compensation	4,483	3,202
Realization of deferred gain	(15,000)	(5,000)
Gain on disposal of assets, net	(28,531)	(44,997)
Other	51	(573)
Changes in operating assets and liabilities:
Restricted cash - operating	(2,326)	(881)
Trade receivables, net	(9,140)	(5,848)
Prepaid expenses and other	1,817	1,109
Accounts payable	(233)	1,215
Accrued expenses and other	9,780	10,348
NET CASH PROVIDED BY OPERATING ACTIVITIES	114,240	112,379
INVESTING ACTIVITIES
Acquisitions of hotel properties	(424,734)	(169,654)
Investment in hotel properties under development	(15,954)	—
Improvements to hotel properties	(25,252)	(31,098)
Proceeds from asset dispositions, net of closing costs	120,901	145,366
Funding of real estate loans	—	(27,500)
Proceeds from collection of real estate loans	32,500	7,814
Increase in restricted cash - FF&E reserve	(1,726)	(1,613)
Decrease in escrow deposits for acquisitions	—	6,446
NET CASH USED IN INVESTING ACTIVITIES	(314,265)	(70,239)
FINANCING ACTIVITIES
Proceeds from issuance of debt	485,000	250,000
Principal payments on debt	(365,087)	(302,546)
Proceeds from equity offerings, net of issuance costs	163,620	72,290
Dividends paid	(63,148)	(47,506)
Financing fees on debt	(1,642)	(1,948)
Repurchase of common shares to satisfy employee withholding requirements	(961)	(1,265)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	217,782	(30,975)
Net change in cash and cash equivalents	17,757	11,165
CASH AND CASH EQUIVALENTS
Beginning of period	34,694	29,326
End of period	$52,451	$40,491
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$20,242	$19,425
Accrued acquisition costs and improvements to hotel properties	$3,482	$1,590
Capitalized interest	$172	$—
Cash payments for income taxes, net of refunds	$600	$1,135
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

We focus on owning primarily premium-branded, select-service hotels. At September 30, 2017, our portfolio consisted of 79 hotels with a total of 11,590 guestrooms located in 24 states. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our short taxable year ended December 31, 2011. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiary (“TRS”). We indirectly own 100% of the outstanding equity interests in all of our TRS Lessees.

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

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934 (the “Exchange Act”). Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and nine months ended September 30, 2017 may not be indicative of the results that may be expected for the full year of 2017. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Trade Receivables and Credit Policies

We grant credit to qualified customers, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of hotel guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables also include credit and debit card transactions that are in the process of being settled. Trade receivables are stated at the amount billed to the customer and do not accrue interest.

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

New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the full retrospective adoption or a modified retrospective adoption. In July 2015, the FASB deferred the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We expect to adopt ASU No. 2014-09 on January 1, 2018 using the modified retrospective adoption method. We have evaluated each of our revenue streams under the new model. Based on preliminary assessments, we do not expect the adoption of ASU No. 2014-09 to have a material effect on our financial position or our results of operations.

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

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, with the objective of providing guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for our fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. We have early adopted ASU No. 2017-01 for our fiscal year commencing on January 1, 2017. The adoption of ASU No. 2017-01 did not have a material effect on our financial position or our results of operations.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. ASC No. 2017-12 is effective for our fiscal year commencing on January 1, 2019, and early adoption is permitted. Based on our preliminary evaluation, the adoption of ASU No. 2017-12 will not have a material effect on our financial position or our results of operations.

NOTE 3 - INVESTMENT IN HOTEL PROPERTIES, NET

Investment in Hotel Properties, net

Investment in hotel properties, net at September 30, 2017 and December 31, 2016 is as follows (in thousands):

	September 30, 2017	December 31, 2016
Land	$237,652	$178,423
Hotel buildings and improvements	1,745,059	1,433,389
Intangible assets	22,764	6,602
Construction in progress	13,602	22,490
Furniture, fixtures and equipment	152,562	129,437
	2,171,639	1,770,341
Less - accumulated depreciation and amortization	(268,690)	(225,219)
	$1,902,949	$1,545,122

Intangible assets included in Investment in hotel properties, net and intangible liabilities included in Accrued expenses and other in our Condensed Consolidated Balance Sheets include the following (in thousands):

	September 30, 2017	December 31, 2016
Intangible assets:
Air rights (1)	$10,754	$—
Favorable leases (2)	10,569	6,032
In-place lease agreements	1,361	570
Other	80	—
	22,764	6,602
Less accumulated amortization	(796)	(348)
Intangible assets, net	$21,968	$6,254

Intangible liabilities:
Unfavorable leases (2)	$5,002	$5,002
Less accumulated amortization	(261)	(190)
Intangible liabilities, net	$4,741	$4,812

(1)	In conjunction with the acquisition of the Courtyard by Marriott - Charlotte, NC, the Company acquired certain air rights related to the hotel property.

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

Investment in Hotel Properties Under Development

We are developing a hotel in Orlando, FL on a parcel of land that we own. We expect the total development costs for the construction of the hotel to be approximately $30.0 million. We have incurred $16.0 million of costs to date and we have reclassified the $2.8 million carrying amount of the land parcel from Land Held for Development to Investment in Hotel Properties Under Development during the nine months ended September 30, 2017 as a result of our development activities.

Assets Held for Sale

Assets held for sale at September 30, 2017 and December 31, 2016 include the following (in thousands):

	September 30, 2017	December 31, 2016
Land	$1,193	$10,907
Hotel buildings and improvements	—	44,718
Furniture, fixtures and equipment	—	6,649
Franchise fees and other	—	421
	$1,193	$62,695

Assets Held for Sale at September 30, 2017 included land parcels in Spokane, WA and Flagstaff, AZ, which were being actively marketed for sale. Assets Held for Sale at December 31, 2016 include the hotel properties related to the ARCH Sale and the land parcels in Spokane, WA and Flagstaff, AZ, which were being actively marketed for sale.

ARCH Sale

On February 11, 2016, we completed the sale of six hotels to affiliates of American Realty Capital Hospitality Trust, Inc. ("ARCH") for an aggregate selling price of $108.3 million (the "ARCH Sale"), with the proceeds from the ARCH Sale being used to complete certain reverse 1031 Exchanges. The hotels acquired by us for the reverse 1031 Exchanges included the 179-guestroom Courtyard by Marriott in Atlanta (Decatur), GA on October 20, 2015 for a purchase price of $44.0 million and the 226-guestroom Courtyard by Marriott, Nashville, TN for a purchase price of $71.0 million on January 19, 2016.  The completion of the reverse 1031 Exchanges resulted in the deferral of taxable gains of approximately $74.0 million and the pay-

down of our unsecured revolving credit facility by $105.0 million. Additionally, we repaid a mortgage loan totaling $5.8 million related to the sale of a hotel to ARCH. The ARCH Sale resulted in a $56.8 million gain, of which $20.0 million was initially deferred related to seller financing that we provided as described below.

In connection with the ARCH Sale, the Operating Partnership entered into a loan agreement with ARCH, as borrower, which provided for a loan by the Operating Partnership to ARCH in the amount of $27.5 million (the “Loan” or "Loan Agreement").  The proceeds of the Loan were required to be applied by ARCH as follows: (i) $20.0 million was applied toward the payment of a portion of the $108.3 million purchase price for the six hotels acquired by ARCH as part of the ARCH Sale; and (ii) the remaining $7.5 million was applied by ARCH to fund the escrow deposit required for the purchase of eight hotels as described below. Through December 31, 2016, we had recognized as income $5.0 million of the deferred gain upon receipt of scheduled repayments of the principal balance of the loan from ARCH. On March 31, 2017, ARCH repaid the remaining $22.5 million principal balance of the Loan and payment-in-kind (“PIK”) interest of $1.2 million. As such, we recognized as income during the nine months ended September 30, 2017 the remaining $15.0 million of the deferred gain related to the sale of six hotels to ARCH.

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

On June 2, 2017, we completed the sale of the Courtyard by Marriott, El Paso, TX, which was the final hotel under contract for sale to ARCH, to a third-party purchaser that is unrelated to ARCH. The sale of this property resulted in the realization of a net gain of $0.4 million during the nine months ended September 30, 2017. As a result of this sale, ARCH has fulfilled its purchase obligations to us.

Other Asset Sales

On March 30, 2017, we completed the sale of the Hyatt Place in Atlanta, GA for $14.5 million and repaid a related mortgage loan totaling $6.5 million. The sale of this property resulted in the realization of a net gain of $4.8 million during the nine months ended September 30, 2017.

On July 21, 2017, we completed the sale of three hotel properties in Fort Worth, TX for an aggregate sales price of $27.8 million, resulting in a net gain of $8.1 million. The proceeds from this sale were used to complete a 1031 Exchange, which resulted in the deferral of taxable gains of $8.6 million.

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

Hotel Property Acquisitions

A summary of the hotel properties acquired during the nine months ended September 30, 2017 and 2016 is as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Purchase Price
For the nine months ended September 30, 2017
March 1, 2017	Homewood Suites	Aliso Viejo (Laguna Beach), CA	$38,000
March 30, 2017	Hyatt Place	Phoenix (Mesa), AZ	22,200
May 23, 2017	Courtyard by Marriott	Fort Lauderdale, FL	85,000
June 9, 2017	Courtyard by Marriott	Charlotte, NC	56,250
June 21, 2017	Courtyard by Marriott	Fort Worth, TX	40,000
June 21, 2017	Courtyard by Marriott	Kansas City, MO	24,500
June 21, 2017	Courtyard by Marriott	Pittsburgh, PA	42,000
June 21, 2017	Hampton Inn & Suites	Baltimore, MD	18,000
June 21, 2017	Residence Inn by Marriott	Baltimore, MD	38,500
July 13, 2017	AC Hotel by Marriott	Atlanta, GA	57,500
			$421,950	(1)
For the nine months ended September 30, 2016
January 19, 2016	Courtyard by Marriott	Nashville, TN	$71,000
January 20, 2016	Residence Inn by Marriott	Atlanta, GA	38,000
August 9, 2016	Marriott	Boulder, CO	61,400
			$170,400	(2)

(1)	The net assets acquired totaled $424.8 million due to the purchase at settlement of $0.6 million of net working capital and other assets and capitalized transaction costs of $2.2 million.

(2)	The net assets acquired totaled $169.7 million due to the purchase at settlement of $0.7 million of net liabilities.

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

	For the Nine Months Ended September 30,
	2017		2016
Land	$63,339		$23,288
Hotel buildings and improvements	328,395		143,195
Intangible assets	16,162		442
Furniture, fixtures and equipment	16,294		2,948
Other assets	1,937		504
Total assets acquired	426,127		170,377
Less - other liabilities assumed	(1,354)		(723)
Net assets acquired	$424,773	(1)	$169,654	(2)

(1)	The net assets acquired totaled $424.8 million due to the purchase at settlement of $0.6 million of net working capital and other assets and capitalized transaction costs of $2.2 million.

(2)	The net assets acquired totaled $169.7 million due to the purchase at settlement of $0.7 million of net liabilities.

Under ASU No. 2017-01, all hotel purchases completed in 2017 were deemed to be the acquisition of assets. Therefore, acquisition costs related to these transactions have been capitalized as part of the recorded amount of the acquired assets.

Total revenues and net income for hotel properties acquired in the nine months ended September 30, 2017 and 2016, which are included in our Condensed Consolidated Statements of Operations, are as follows (in thousands):

	2017 Acquisitions (1)	2016 Acquisitions (2)		2017 Acquisitions (1)	2016 Acquisitions (2)
	For the	For the		For the	For the
	Three Months Ended September 30,	Three Months Ended September 30,		Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2017	2016	2017	2017	2016
Revenues	$20,913	$9,233	$8,071	$28,283	$25,929	$18,582
Net income	$1,960	$1,734	$2,568	$3,816	$4,965	$5,284

(1)
Net income for the 2017 Acquisitions includes depreciation expense, real estate tax expense, interest expense, and other corporate expenses totaling $7.0 million and $8.5 million for three and nine months ended September 30, 2017, respectively.

(2)
Net income for the 2016 Acquisitions includes depreciation expense, real estate tax expense, interest expense, and other corporate expenses totaling $3.0 million and $1.9 million for three months ended September 30, 2017 and 2016, respectively, and $8.2 million and $4.6 million for the nine months ended September 30, 2017 and 2016, respectively.

The results of operations of acquired hotel properties are included in the Condensed Consolidated Statements of Operations beginning on their respective acquisition dates. The following unaudited pro forma information includes operating results for 79 hotels owned as of September 30, 2017 as if all such hotels had been owned by us since January 1, 2016. For hotels acquired by us after January 1, 2016 (the "Acquired Hotels"), we have included in the pro forma information the financial results of each of the Acquired Hotels for the period from January 1, 2016 to the date the Acquired Hotels were purchased by us (the "Preacquisition Period"). The financial results for the Pre-Acquisition Period were provided by the third-party owner of such Acquired Hotel prior to purchase by us and such information has not been audited or reviewed by our auditors or adjusted by us. For hotels sold by us between January 1, 2016 and September 30, 2017 (the "Disposed Hotels"), the unaudited pro forma information excludes the financial results of each of the Disposed Hotels for the period of ownership by us from January 1, 2016 through the date that the Disposed Hotels were sold by us. The unaudited pro forma information is included to enable comparison of results for the current reporting period to results for the comparable period of the prior year and is not indicative of what actual results of operations would have been had the hotel acquisitions and dispositions taken place on or before January 1, 2016. The pro forma amounts exclude the gain on the sale of hotel properties during the three and nine months ended September 30, 2017 and 2016, respectively. This information does not purport to be indicative of or represent results of operations for future periods.

The unaudited condensed pro forma financial information for the 79 hotel properties owned at September 30, 2017 for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands, except per share):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$136,369	$135,373	$405,289	$408,104
Income from hotel operations	$50,458	$52,250	$152,282	$160,450
Net income before taxes (1)	$14,234	$25,181	$58,044	$79,569
Net income (1)	$14,465	$26,426	$57,431	$76,108
Net income attributable to common stockholders, net of amount allocated to participating securities (1)	$10,162	$21,275	$44,359	$62,357
Basic and diluted net income per share attributable to common stockholders (1)	$0.10	$0.25	$0.45	$0.72
Diluted net income per share attributable to common stockholders (1)	$0.10	$0.24	$0.45	$0.71

(1)
Pro Forma amounts include depreciation expense, real estate tax expense, interest expense, income tax expense, and other corporate expenses totaling $46.2 million and $34.3 million for three months ended September 30, 2017 and 2016, respectively, and $124.3 million and $110.9 million for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 4 - DEBT

At September 30, 2017 our indebtedness is comprised of borrowings under a $450.0 million senior unsecured credit facility, the 2015 Term Loan (as defined below), the 2017 Term Loan (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. At December 31, 2016, our indebtedness is comprised of borrowings under a $450.0 million senior unsecured credit facility, the 2015 Term Loan (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivative, for all borrowings was 3.78% at September 30, 2017 and 3.69% at December 31, 2016.

Debt, net of debt issuance costs, is as follows (in thousands):

	September 30, 2017	December 31, 2016
Revolving debt	$40,000	$50,000
Term loans	415,000	290,000
Mortgage loans	322,464	317,550
	777,464	657,550
Unamortized debt issuance costs	(5,189)	(5,136)
Debt, net of debt issuance costs	$772,275	$652,414

Our total fixed-rate and variable-rate debt, after giving effect to our interest rate derivative, is as follows (in thousands):

	September 30, 2017	December 31, 2016
Fixed-rate debt	$365,446	$359,867
Variable-rate debt	412,018	297,683
	$777,464	$657,550

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Fixed-rate debt	$290,446	$293,207	$284,867	$283,416	Level 2 - Market approach

At September 30, 2017 and December 31, 2016, we had $75.0 million of debt with variable interest rates that had been converted to fixed interest rates through a derivative financial instrument which is carried at fair value.  Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to "Note 5 — Derivative Financial Instruments and Hedging."

$450 Million Senior Unsecured Credit Facility

On January 15, 2016, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $450.0 million senior unsecured credit facility (the “2016 Unsecured Credit Facility”), which replaced the previous $300.0 million senior unsecured credit facility that was in place. The 2016 Unsecured Credit Facility is comprised of a $300.0 million revolving credit facility (the “$300 Million Revolver”) and a $150.0 million term loan (the “$150 Million Term Loan”). At September 30, 2017, the maximum amount of borrowing provided by the 2016 Unsecured Credit Facility was $450.0 million, of which we had $190.0 million borrowed and $260.0 million available to borrow.

The 2016 Unsecured Credit Facility has an accordion feature which will allow the Company to increase the total commitments by an aggregate of up to $150.0 million.  The $300 Million Revolver will mature on March 31, 2020 and can be extended to March 31, 2021 at the Company’s option, subject to certain conditions. The $150 Million Term Loan will mature on March 31, 2021.

The Company pays interest on revolving credit advances at varying rates based upon, at the Company’s option, either (i) 1-, 2-, 3- or 6-month LIBOR, plus a margin of between 1.50% and 2.25%, depending upon the Company’s leverage ratio (as defined in the 2016 Unsecured Credit Facility agreement), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin of between 0.50% and 1.25%, depending upon the Company’s leverage ratio.  The interest rate at September 30, 2017 was 2.88%.

Financial and Other Covenants. We are required to comply with a series of financial and other covenants to borrow under this credit facility. At September 30, 2017, we were in compliance with all required covenants.

Unencumbered Assets. The 2016 Unsecured Credit Facility is unsecured.  However, borrowings under the 2016 Unsecured Credit Facility are limited by the value of hotel assets that qualify as unencumbered assets. At September 30, 2017, the Company had 46 unencumbered hotel properties (the "Unencumbered Properties") supporting the 2016 Unsecured Credit Facility.

An interest rate swap entered into on September 5, 2013 with a notional value of $75.0 million, an effective date of January 2, 2014 and a maturity date of October 1, 2018 remains outstanding.  This interest rate swap was designated as a cash flow hedge and effectively fixes LIBOR at 2.04% which results in a fixed interest rate of 3.49% on $75.0 million of the $150 Million Term Loan.

Unsecured Term Loans

2015 Term Loan

On April 7, 2015, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $125.0 million unsecured term loan (the “2015 Term Loan”). The 2015 Term Loan matures on April 7, 2022 and has an accordion feature which allows us to increase the total commitments by an aggregate of $75.0 million prior to the maturity date, subject to certain conditions.  At closing, we were advanced the full $125.0 million amount of the 2015 Term Loan and on April 21, 2015, we were advanced $15.0 million upon exercise of the accordion. All proceeds were used to pay down the principal balance of our $225.0 million revolving credit facility provided under the former $300.0 million senior unsecured credit facility.  We pay interest on advances equal to the sum of LIBOR or the administrative agent’s prime rate and the applicable margin. Interest on the outstanding balance of $140 million is currently being paid at an annual rate of 3.18% based on LIBOR at September 30, 2017.

Borrowings under the 2015 Term Loan are limited by the value of hotel assets that qualify as unencumbered assets. As of September 30, 2017, the 46 Unencumbered Properties also supported the 2015 Term Loan.

2017 Term Loan

On September 26, 2017, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $225.0 million unsecured term loan (the "2017 Term Loan") with KeyBank National Association, as administrative agent, Deutsche Bank AG New York Branch and Bank of America, N.A., as co-syndication agents, KeyBanc Capital Markets, Inc., Deutsche Bank Securities, Inc., and Merrill Lynch Pierce Fenner & Smith, as joint bookrunners and joint lead arrangers, and a syndicate of lenders including KeyBank National Association, Deutsche Bank AG New York Branch, Bank of America, N.A., Capital One, National Association, PNC Bank, National Association, Regions Bank, Raymond James Bank, N.A., Royal Bank of Canada, Branch Banking and Trust Company, and U.S. Bank National Association.

The 2017 Term Loan has an accordion feature which allows us to increase the total commitments by an aggregate of $175.0 million prior to the maturity date, subject to certain conditions. The 2017 Term Loan matures on November 25, 2022.

We pay interest on advances at varying rates, based upon, at our option, either (i) 1, 2, 3, or 6-month LIBOR, plus a LIBOR margin between 1.45% and 2.20%, depending upon our leverage ratio (as defined in the loan documents), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin between 0.45% and 1.20%, depending upon our leverage ratio. We are required to pay other fees, including customary arrangement and administrative fees.

Financial and Other Covenants. In addition, we are required to comply with a series of financial and other covenants in order to borrow and maintain borrowings under the 2017 Term Loan. At September 30, 2017 we are in compliance with all financial covenants.

Unencumbered Assets. The 2017 Term Loan is unsecured. However, borrowings under the term loan are limited by the value of hotel assets that qualify as unencumbered assets. As of September 30, 2017, the 46 Unencumbered Properties also supported the 2017 Term Loan.

We have the ability to delay draws of the principal amount of the term loan and, in addition to making a draw at closing, we may make up to three additional draws prior to September 20, 2018. Beginning December 25, 2017, we pay a facility unused fee of 0.25% per annum on the unused principal amount of the loan.

On September 26, 2017, we drew $125.0 million of the $225.0 million available under the 2017 Term Loan and used the proceeds to pay down the principal balance of our $300 Million Revolver.

Metabank Loan

On June 30, 2017, we entered into a $47.6 million secured, non-recourse loan with Metabank (the "Metabank Loan"). The Metabank Loan includes a delayed draw feature, at no additional cost, whereby $25.0 million of the total loan commitment must be drawn within 90 days of the closing date and the remaining loan commitment must be drawn by December 31, 2017. At September 30, 2017, we had drawn $25.0 million on the Metabank Loan. The Metabank Loan provides for a fixed interest rate of 4.44% and interest only payments for 18 months following the closing date. After this 18 month period, the loan is amortized on a 25-year amortization schedule through the maturity date of July 1, 2027. The Metabank Loan is secured by the Residence Inn in Salt Lake City, UT, the Four Points by Sheraton Hotel & Suites in South San Francisco, CA, and the Hyatt Place in Mesa, AZ. The Metabank Loan is subject to a prepayment penalty if prepaid prior to April 1, 2027.

Term Loans

At September 30, 2017, we had $737.5 million in secured and unsecured term loans outstanding (including the $150 Million Term Loan, the 2015 Term Loan, the 2017 Term Loan and the Metabank Loan described above).  Term loans totaling $322.5 million are secured primarily by first mortgage liens on certain hotel properties.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at September 30, 2017 and December 31, 2016 is as follows (dollars in thousands):

	September 30, 2017			December 31, 2016
	Number of Instruments	Notional Amount	Fair Value	Number of Instruments	Notional Amount	Fair Value
Interest rate swaps (liability)	1	$75,000	$(438)	1	$75,000	$(1,118)
	1	$75,000	$(438)	1	$75,000	$(1,118)

Our interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At September 30, 2017 and December 31, 2016, our interest rate swap was in a liability position. The interest rate swap expires on October 1, 2018. We are not required to post any collateral related to this agreement and are not in breach of any financial provisions of the agreement.

The table below details the presentation in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Gain (loss) recognized in accumulated other comprehensive income on derivative financial instruments (effective portion)	$2	$248	$92	$(1,008)
Loss reclassified from accumulated other comprehensive income to interest expense (effective portion)	$(155)	$(297)	$(588)	$(906)
Gain recognized in Other Expense (ineffective portion)	$—	$19	$—	$—

Amounts reported in accumulated other comprehensive income related to derivative financial instruments will be reclassified to interest expense as interest payments are made on the hedged variable-rate debt. In the next twelve months, we estimate that an additional $0.4 million will be reclassified from Other Comprehensive Income and recorded as an increase to interest expense.

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

Changes in common stock during the nine months ended September 30, 2017 and 2016 were as follows:

	For the Nine Months Ended September 30,
	2017	2016
Beginning common shares outstanding	93,525,469	86,793,521
Stock Offering	10,350,000	—
Grants under the Equity Plan	366,679	446,686
Common Unit redemptions	52,808	61,056
Exercise of stock options	—	37,684
Annual grants to independent directors	28,426	32,180
Common stock issued for director fees	3,553	5,851
Forfeitures	(1,237)	(406)
Shares retained for employee tax withholding requirements	(59,111)	(61,622)
Ending common shares outstanding	104,266,587	87,314,950

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

 At September 30, 2017 and December 31, 2016, unaffiliated third parties owned 343,905 and 396,713 Common Units of the Operating Partnership, respectively, representing less than a 1% limited partnership interest in the Operating Partnership for each period.

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

NOTE 7 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at September 30, 2017 using
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$—	$438	$—	$438

	Fair Value Measurements at December 31, 2016 using
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$—	$1,118	$—	$1,118

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Restricted Cash

The Company maintains reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at some of our hotel properties in accordance with management, franchise or mortgage loan agreements. These agreements generally require us to reserve cash ranging from 3% to 5% of the revenues of the individual hotel in restricted cash escrow accounts. Any unused restricted cash balances revert to us upon the termination of the underlying agreement or may be released to us from the restricted cash escrow accounts upon proof of expenditures and approval from the lender or other party requiring the restricted cash reserves. At September 30, 2017 and December 31, 2016, approximately $28.9 million and $24.9 million, respectively, was available in restricted cash reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at our hotel properties.

Ground Leases

We lease land for one hotel property in Duluth, GA under the terms of an operating ground lease agreement expiring April 1, 2069. We have two prepaid land leases for two hotel properties in Portland, OR which expire in June of 2084 and had remaining prepaid balances of approximately $3.2 million and $3.3 million at September 30, 2017 and December 31, 2016, respectively.  We have one option to extend these leases for an additional 14 years. We lease land for one hotel property in Houston (Galleria Area), TX under the terms of an operating ground lease agreement with an initial termination date of April 20, 2053 and one option to extend for an additional 10 years.  We lease land for one hotel property in Austin, TX with an initial lease termination date of May 31, 2050.  We lease land for one hotel property in Baltimore (Hunt Valley), MD with a lease termination date of December 31, 2019 and twelve remaining options to extend for five additional years per extension. Total rent expense for ground leases for the three months ended September 30, 2017 and 2016 was $0.4 million and $0.4 million, respectively. Total rent expense for ground leases for the nine months ended September 30, 2017 and 2016 was $1.3 million and $1.2 million, respectively.

In addition, we lease land for one hotel property in Garden City, NY under a PILOT (payment in lieu of taxes) lease. We pay a reduced amount of property tax each year of the lease as rent. The lease expires on December 31, 2019. Upon expiration of the lease, we expect to exercise our right to acquire a fee simple interest in the hotel for nominal consideration.

Franchise Agreements

All of our hotel properties operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 20 years with various extension provisions. Each franchisor receives franchise fees ranging from 2% to 6% of each hotel property’s gross revenue, and some agreements require that we pay marketing fees of up to 4% of gross revenue. In addition, some of these franchise agreements require that we deposit a percentage of the hotel property’s gross revenue, generally not more than 5%, into a reserve fund for capital expenditures. We also pay fees to our franchisors for services such as reservation and information systems. During the three months ended September 30, 2017 and 2016, we expensed fees related to our franchise agreements of $11.4 million and $9.3 million, respectively. During the nine months ended September 30, 2017 and 2016, we expensed fees related to our franchise agreements of $30.8 million and $28.3 million, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various professional third-party management companies. The terms of our management agreements range from three to 25 years with various extension provisions. Each management company receives a base management fee, generally a percentage of total hotel property revenues. In some cases there are also monthly fees for certain services, such as accounting, based on the number of guestrooms. Generally there are also incentive fees based on attaining certain financial thresholds. Management fee expenses for the three months ended September 30, 2017 and 2016 were $4.2 million and $4.2 million, respectively. Management fee expenses for the nine months ended September 30, 2017 and 2016 were $14.0 million and $14.9 million, respectively.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business. We are currently involved in litigation related to the settlement of a contractual obligation related to the purchase of a hotel property in 2012. We have accrued the amount of our expected liability to settle the contractual obligation at September 30, 2017. We are not currently aware of any actions against us that we believe would have a material effect on our financial condition or results of operations.

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

Stock Options Granted Under our Equity Plan

As of September 30, 2017, we had 235,000 outstanding and exercisable stock options with a weighted average exercise price of $9.75 per share, weighted average contractual term of 3.4 years and an aggregate intrinsic value of $1.5 million.

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

The following table summarizes time-based restricted stock award activity under our Equity Plan for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2016	357,845	$11.90	$5,736
Granted	156,318	15.52
Vested	(120,366)	11.29
Forfeited	(1,237)	13.57
Non-vested at September 30, 2017	392,560	$13.52	$6,277

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

The following table summarizes performance-based restricted stock activity under the Equity Plan for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2016	449,027	$14.90	$7,198
Granted	210,361	17.13
Vested	(39,959)	7.12
Non-vested at September 30, 2017	619,429	$16.16	$9,905

(1) The amounts included in this column represent the expected future value of the performance-based restricted stock awards calculated using the Monte Carlo simulation valuation model.

Director Stock Awards Made Pursuant to Our Equity Plan

Our non-employee directors have the option to receive shares of our common stock in lieu of cash for their director fees. During the nine months ended September 30, 2017, we issued 3,553 shares of common stock for director fees and we made an annual grant of 28,426 shares of common stock to our independent directors.  The fair value of director stock awards is calculated based on the market value of our common stock on the date of grant.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate General and Administrative expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Time-based restricted stock	$541	$419	$1,607	$1,176
Performance-based restricted stock	849	576	2,333	1,532
Stock options	—	—	—	55
Director stock	99	25	543	439
	$1,489	$1,020	$4,483	$3,202

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $8.1 million at September 30, 2017 as follows (in thousands):

	Total	2017	2018	2019	2020	2021
Time-based restricted stock	$3,293	$541	$1,603	$949	$190	$10
Performance-based restricted stock	4,826	850	2,374	1,401	201	—
	$8,119	$1,391	$3,977	$2,350	$391	$10

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

We recorded an income tax benefit related to net income from continuing operations of $0.2 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively, and an income tax expense related to net income from continuing operations of $0.6 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.

We had no unrecognized tax benefits at September 30, 2017. We expect no significant changes in unrecognized tax benefits within the next year.

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

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$22,445	$27,198	$89,734	$97,887
Less: Preferred dividends	(4,200)	(4,993)	(12,600)	(13,287)
Allocation to participating securities	(69)	(47)	(305)	(127)
Attributable to non-controlling interest	(55)	(115)	(289)	(454)
Net income attributable to common stockholders, net of amount allocated to participating securities	$18,121	$22,043	$76,540	$84,019
Denominator:
Weighted average common shares outstanding - basic	103,253	86,492	98,105	86,428
Dilutive effect of equity-based compensation awards	379	909	366	891
Weighted average common shares outstanding - diluted	103,632	87,401	98,471	87,319
Earnings per share:
Basic	$0.18	$0.25	$0.78	$0.97
Diluted	$0.17	$0.25	$0.78	$0.96

All outstanding stock options were included in the computation of diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 due to their dilutive effect. The Common Units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income would also be added to derive net income attributable to common stockholders. We had unvested performance-based restricted stock awards of 464,924 shares and 449,027 shares for the three months ended September 30, 2017 and 2016, respectively, and 464,924 shares and 449,027 shares for the nine months ended September 30, 2017 and 2016, respectively, which were excluded from the denominator of the diluted earnings per share as the awards had not achieved the requisite performance conditions for vesting at each period end.

NOTE 12 - SUBSEQUENT EVENTS

Derivatives

On October 2, 2017, we entered into two separate $100 million interest rate swap agreements with an effective date of January 29, 2018, to partially fix the interest rate on a portion of our variable interest rate unsecured indebtedness.  The swaps convert LIBOR from floating rate to an average fixed rate of 1.98% through January 31, 2023.

Mezzanine Loans

We are a mezzanine lender on a construction loan to fund up to $12.0 million to a developer for the development of a hotel property. The mezzanine loan closed on October 27, 2017, and has an initial maturity date of November 2020.  As of October 27, 2017, we have funded $7.2 million on the loan. We have the option to purchase a 90% interest in the hotel upon completion of construction. We have the right to purchase the remaining interest at a future date.

Dividends

On October 30, 2017, our Board of Directors declared cash dividends of $0.17 per share of common stock, $0.4921875 per share of 7.875% Series B Cumulative Redeemable Preferred Stock, $0.4453125 per share of 7.125% Series C Cumulative Redeemable Preferred Stock and $0.403125 per share of 6.45% Series D Cumulative Redeemable Preferred Stock. These dividends are payable on November 30, 2017 to stockholders of record on November 16, 2017.

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

•
our ability to recover fully under our existing insurance policies for insurable losses and our ability to maintain adequate or full replacement cost “all-risk” property insurance policies on our properties on commercially reasonable terms;

•
the effect of a data breach or significant disruption of hotel operator information technology networks as a result of cyber attacks beyond insurance coverages or indemnities from service providers; and

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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning primarily premium-branded, select-service hotels. At September 30, 2017, our portfolio consisted of 79 hotels with a total of 11,590 guestrooms located in 24 states. Except for seven hotels, six of which are subject to ground leases and one of which is subject to a PILOT (payment in lieu of taxes) lease, we own our hotels in fee simple. Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

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

Management Company	Number of Properties	Number of Guestrooms
Interstate Management Company, LLC and its affiliate Noble Management Group, LLC	33	4,527
Select Hotel Group, LLC	12	1,681
OTO Development, LLC	10	1,396
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	7	1,176
White Lodging Services Corporation	4	791
Stonebridge Realty Advisors, Inc.	4	597
Affiliates of IHG including IHG Management (Maryland) LLC and Intercontinental Hotel Group Resources, Inc.	2	395
American Liberty Hospitality, Inc.	2	372
Aimbridge Hospitality (formerly Pillar Hotels and Resorts, LLC)	2	199
Kana Hotels, Inc.	2	195
Fillmore Hospitality	1	261
Total	79	11,590

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

The U.S. lodging industry experienced a positive trend through 2016 that has continued at a muted rate to-date in 2017.  According to the PricewaterhouseCoopers, LLP industry report, "Hospitality Directions: August 2017," RevPAR growth in the U.S. for Upscale hotels is forecasted to be 0.4% for 2017. While we continue to have a positive outlook on national macroeconomic conditions and their effect on RevPAR growth, room-night demand for fiscal year 2017 has decelerated to-date from that experienced in 2016 based on levels of business and leisure travel. Our industry and our market segment have experienced declining rates of RevPAR growth and we could experience a decline in our RevPAR over the short-run due to increases in supply or reduced demand in our market or sub-markets.

Our Hotel Property Portfolio

At September 30, 2017, our portfolio consisted of 79 hotels with a total of 11,590 guestrooms. According to current chain scales as defined by Smith Travel Research, one of our hotel properties with 157 guestrooms is categorized as an Upper-upscale hotel, 60 of our hotel properties with 9,133 guestrooms are categorized as Upscale hotels and 18 of our hotel properties with 2,300 guestrooms are categorized as Upper-midscale hotels. Information for our hotel properties by franchisor as of September 30, 2017 is as follows:

Franchise/Brand	Number of Hotel Properties	Number of Guestrooms
Marriott/Starwood (1)
AC Hotel by Marriott	1	255
Courtyard by Marriott	14	2,553
Fairfield Inn & Suites by Marriott	1	140
Four Points by Sheraton	1	101
Marriott	1	157
Residence Inn by Marriott	8	1,119
SpringHill Suites by Marriott	6	874
Total Marriott/Starwood	32	5,199
Hilton
DoubleTree by Hilton	1	210
Hampton Inn	3	327
Hampton Inn & Suites	8	1,127
Hilton Garden Inn	8	1,048
Homewood Suites	1	129
Total Hilton	21	2,841
Hyatt
Hyatt House	2	298
Hyatt Place	16	2,310
Total Hyatt	18	2,608
IHG
Holiday Inn	1	143
Holiday Inn Express	1	66
Holiday Inn Express & Suites	3	433
Hotel Indigo	1	115
Staybridge Suites	1	121
Total IHG	7	878
Carlson
Country Inn & Suites by Carlson	1	64
Total	79	11,590

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

In connection with the ARCH Sale, Summit Hotel OP, LP (the "Operating Partnership") entered into a loan agreement with ARCH, as borrower, which provided for a loan by the Operating Partnership to ARCH in the amount of $27.5 million (the “Loan” or “Loan Agreement”).  The proceeds of the Loan were required to be applied by ARCH as follows: (i) $20.0 million was applied toward the payment of a portion of the $108.3 million purchase price for the six hotels acquired by ARCH as part of the ARCH Sale; and (ii) the remaining $7.5 million was applied by ARCH to fund the escrow deposit required for the purchase of eight hotels as described below. Through December 31, 2016, we had recognized as income $5.0 million of the deferred gain upon receipt of $5.0 million of scheduled repayments of the principal balance of the Loan from ARCH. On March 31, 2017, ARCH repaid the remaining $22.5 million principal balance of the Loan and payment-in-kind (“PIK”) interest of $1.2 million. As such, we recognized as income during the nine months ended September 30, 2017 the remaining $15.0 million of the deferred gain related to the sale of six hotels to ARCH.

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

On June 2, 2017, we completed the sale of the Courtyard by Marriott, El Paso, TX, which was the final hotel under contract for sale to ARCH, to a third-party purchaser that is unrelated to ARCH. The sale of this property resulted in the realization of a net gain of $0.4 million during the nine months ended September 30, 2017. As a result of this sale, ARCH has fulfilled its purchase obligations to us.

Other Asset Sales

On March 30, 2017, we completed the sale of the Hyatt Place in Atlanta, GA for $14.5 million and repaid a related mortgage loan totaling $6.5 million. The sale of this property resulted in the realization of a net gain of $4.8 million during the nine months ended September 30, 2017.

On July 21, 2017, we completed the sale of three hotel properties in Fort Worth, TX for an aggregate sales price of $27.8 million, resulting in a net gain of $8.1 million. The proceeds from this sale were used to complete a 1031 Exchange, which resulted in the deferral of taxable gains of $8.6 million.

Hotel Property Acquisitions

A summary of the hotel properties acquired during the nine months ended September 30, 2017 and 2016 is as follows (dollars in thousands):

Date Acquired	Franchise/Brand	Location	Guestrooms	Purchase Price
For the nine months ended September 30, 2017
March 1, 2017	Homewood Suites	Aliso Viejo (Laguna Beach), CA	129	$38,000
March 30, 2017	Hyatt Place	Phoenix (Mesa), AZ	152	22,200
May 23, 2017	Courtyard by Marriott	Fort Lauderdale, FL	261	85,000
June 9, 2017	Courtyard by Marriott	Charlotte, NC	181	56,250
June 21, 2017	Courtyard by Marriott	Fort Worth, TX	203	40,000
June 21, 2017	Courtyard by Marriott	Kansas City, MO	123	24,500
June 21, 2017	Courtyard by Marriott	Pittsburgh, PA	182	42,000
June 21, 2017	Hampton Inn & Suites	Baltimore, MD	116	18,000
June 21, 2017	Residence Inn by Marriott	Baltimore, MD	188	38,500
July 13, 2017	AC Hotel by Marriott	Atlanta, GA	255	57,500
			1,790	$421,950	(1)

For the nine months ended September 30, 2016
January 19, 2016	Courtyard by Marriott	Nashville, TN	226	$71,000
January 20, 2016	Residence Inn by Marriott	Atlanta, GA	160	38,000
August 9, 2016	Marriott	Boulder, CO	157	61,400
			543	$170,400	(2)

(1)	The net assets acquired totaled $424.8 million due to the purchase at settlement of $0.6 million of net working capital and other assets and capitalized transaction costs of $2.2 million.

(2)	The net assets acquired totaled $169.7 million due to the purchase at settlement of $0.7 million of net liabilities.

The acquisitions closed during the nine months ended September 30, 2017 were funded by advances on our senior unsecured credit facility, net proceeds from the sale of common stock, cash generated from the sale of properties, and operating cash flows. The acquisitions closed during the nine months ended September 30, 2016 were funded by the net proceeds from our Series D cumulative redeemable preferred stock offering, advances on our senior unsecured credit facility, cash generated from the sale of properties, and operating cash flows.

Results of Operations

The comparisons that follow should be reviewed in conjunction with the unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2017 with the Three Months Ended September 30, 2016

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the three months ended September 30, 2017 compared with the three months ended September 30, 2016 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned or leased as of September 30, 2017 and that we have owned or leased at all times since January 1, 2016.

	For the Three Months Ended September 30,				Quarter-over-Quarter		Quarter-over-Quarter
	2017		2016		Dollar Change		Percentage/Basis Point Change
	Total Portfolio (79 hotels)	Same-Store Portfolio (65 hotels)	Total Portfolio (80 hotels)	Same-Store Portfolio (65 hotels)	Total Portfolio (79/80 hotels)	Same-Store Portfolio (65 hotels)	Total Portfolio (79/80 hotels)		Same-Store Portfolio (65 hotels)
Total revenues	$136,587	$101,912	$118,336	$101,425	$18,251	$487	15.4%		0.5%
Hotel operating expenses	$86,070	$64,957	$73,530	$63,238	$12,540	$1,719	17.1%		2.7%
Occupancy	80.5%	80.6%	78.8%	79.0%	n/a	n/a	166	bps	155	bps
ADR	$147.84	$142.80	$142.84	$144.77	$5.00	$(1.97)	3.5%		(1.4)%
RevPAR	$119.02	$115.04	$112.63	$114.39	$6.39	$0.65	5.7%		0.6%

Revenue. The $18.3 million increase in total portfolio revenues for the three months ended September 30, 2017 compared to the same period of 2016 is the result of incremental revenues of $26.2 million generated as a result of the acquisition of four hotels in 2016 and ten hotels in 2017 (the “2016/2017 Acquisitions”) and an increase in same-store revenues of $0.5 million, partially offset by a decline in revenues of $8.4 million related to properties sold after June 30, 2016.

The 5.7% increase in RevPAR for the total portfolio for the three months ended September 30, 2017 compared to the same period of 2016 is the result of the purchase of higher RevPAR hotel properties with the 2016/2017 Acquisitions, which produced an aggregate RevPAR of $134.69 for the three months ended September 30, 2017; the sale of lower RevPAR hotels since September 30, 2016, which produced an aggregate RevPAR of $78.67 for the three months ended September 30, 2016; and an increase in RevPAR for same-store hotel properties of 0.6% for the three months ended September 30, 2017.

The following table summarizes our hotel operating expenses for our same-store portfolio (65 hotels) for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended September 30,		Percentage	Percentage of Revenue
	2017	2016	Change	2017	2016
Rooms expense	$25,451	$24,867	2.3%	25.0%	24.5%
Other direct expense	12,942	13,055	(0.9)%	12.7%	12.9%
Other indirect expense	26,564	25,316	4.9%	26.1%	25.0%
Total hotel operating expenses	$64,957	$63,238	2.7%	63.7%	62.3%

Hotel Operating Expenses. Hotel operating expenses for the total portfolio and same-store portfolio increased $12.5 million and $1.7 million, respectively, for the three months ended September 30, 2017 compared with the three months ended September 30, 2016. Hotel operating expenses for the total portfolio were affected by incremental expenses from acquired hotels offset by a reduction of expenses from sold hotels.

The increase in same-store rooms expense for the three months ended September 30, 2017 was primarily due to increased labor costs.  The Company anticipates that labor costs are likely to continue to grow modestly due to the upward pressure on wages in certain markets with lower unemployment rates.

Other direct expense for the same-store portfolio is generally fixed in nature and remained consistent for the three months ended September 30, 2017 compared with the corresponding period in 2016 due to our management of expenses.

Other indirect expense for the same-store portfolio increased by 4.9% in the three months ended September 30, 2017 primarily due to an increase in property tax expenses.

Other Corporate Expenses

Depreciation and Amortization. Depreciation and amortization expenses increased $5.7 million, or 31.9%, in the three months ended September 30, 2017, primarily due to incremental depreciation expense associated with the 2016/2017 acquisitions, partially offset by the decrease in depreciation and amortization expenses related to the properties sold since June 30, 2016.

Corporate General and Administrative. Corporate general and administrative expenses increased by $0.2 million, or 3.7%, during the three months ended September 30, 2017 compared with the three months ended September 30, 2016, primarily due to increases in stock-based compensation offset by reductions in incentive compensation costs.

Gain on Disposal of Assets. Gain on disposal of assets decreased by $2.8 million for the three months ended September 30, 2017 primarily due to the recognition of $3.0 million of deferred gain related to scheduled principal payments on the ARCH Loan during the three months ended September 30, 2016. The ARCH loan was paid in full on March 31, 2017.

Comparison of the Nine Months Ended September 30, 2017 with the Nine Months Ended September 30, 2016

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned or leased as of September 30, 2017 and that we have owned or leased at all times since January 1, 2016.

	For the Nine Months Ended September 30,				Period-over-Period		Period-over-Period
	2017		2016 (1)		Dollar Change		Percentage/Basis Point Change
	Total Portfolio (79 hotels)	Same-Store Portfolio (65 hotels)	Total Portfolio (80 hotels)	Same-Store Portfolio (65 hotels)	Total Portfolio (79/80 hotels)	Same-Store Portfolio (65 hotels)	Total Portfolio (79/80 hotels)		Same-Store Portfolio (65 hotels)
Total revenues	$383,632	$305,209	$363,613	$308,805	$20,019	$(3,596)	5.5%		(1.2)%
Hotel operating expenses	$240,773	$192,617	$224,425	$189,395	$16,348	$3,222	7.3%		1.7%
Occupancy	79.9%	79.8%	79.3%	79.6%	n/a	n/a	62	bps	18	bps
ADR	$147.03	$145.20	$142.57	$146.66	$4.46	$(1.46)	3.1%		(1.0)%
RevPAR	$117.53	$115.87	$113.08	$116.78	$4.45	$(0.91)	3.9%		(0.8)%

(1) Operating results for the nine months ended September 30, 2016 include one more day than the nine months ended September 30, 2017 as 2016 was a leap year.

Revenue. The $20.0 million increase in total portfolio revenues for the nine months ended September 30, 2017 compared to the same period of 2016 is the result of incremental revenues of $46.4 million generated as a result of the 2016/2017 Acquisitions, partially offset by a decrease in same-store revenues of $3.6 million and a decline in revenues of $22.8 million related to properties sold after December 31, 2015. The decline in same-store revenues for the nine months ended September 30, 2017 was primarily driven by the San Francisco, New Orleans, Minneapolis, Houston and Dallas/Fort Worth markets, which were negatively affected by convention center closures and calendars as well as additional supply being added to several of these markets.

The 3.9% increase in RevPAR for the total portfolio for the nine months ended September 30, 2017 compared to the same period of 2016 is the result of the purchase of higher RevPAR hotel properties with the 2016/2017 Acquisitions, which produced an aggregate RevPAR of $141.01 for the nine months ended September 30, 2017; the sale of lower RevPAR hotels since September 30, 2016, which produced an aggregate RevPAR of $83.74 for the nine months ended September 30, 2016; and a decrease in RevPAR for same-store hotels properties of 0.8% for the nine months ended September 30, 2017.

The following table summarizes our hotel operating expenses for our same-store portfolio (65 hotels) for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Nine Months Ended September 30,		Percentage	Percentage of Revenue
	2017	2016	Change	2017	2016
Rooms expense	$73,581	$70,258	4.7%	24.1%	22.8%
Other direct expense	39,744	40,481	(1.8)%	13.0%	13.1%
Other indirect expense	79,292	78,656	0.8%	26.0%	25.5%
Total hotel operating expenses	$192,617	$189,395	1.7%	63.1%	61.3%

Hotel Operating Expenses. Hotel operating expenses for the total portfolio and same-store portfolio increased $16.3 million and $3.2 million, respectively, in the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. Hotel operating expenses for the total portfolio were affected by incremental expenses from acquired hotels offset by a reduction of expenses from sold hotels.

The increase in same-store rooms expense for the nine months ended September 30, 2017 was primarily due to increased labor costs.  The Company anticipates that labor costs are likely to continue to grow modestly due to the upward pressure on wages in certain markets with lower unemployment rates.

Other direct expense for the same-store portfolio decreased by 1.8% for the nine months ended September 30, 2017 due to a decrease in incentive compensation costs.

Other indirect expense for the same-store portfolio increased by 0.8% for the nine months ended September 30, 2017 primarily due to increases in property tax expenses, offset by decreases in management fees.

Other Corporate Expenses

Depreciation and Amortization. Depreciation and amortization expenses increased by $8.3 million, or 15.5%, for the nine months ended September 30, 2017, primarily due to incremental depreciation expense associated with the 2016/2017 Acquisitions, which was partially offset by the decrease in depreciation and amortization expenses related to the properties sold since December 31, 2015.

Corporate General and Administrative. Corporate general and administrative expenses increased by $0.6 million, or 4.5%, for the nine months ended September 30, 2017, primarily due to increases in stock-based compensation offset slightly by decreases in incentive compensation costs.

Gain on Disposal of Assets. Gain on disposal of assets decreased by $6.5 million for the nine months ended September 30, 2017.  During the nine months ended September 30, 2016 we sold ten hotel properties for an aggregate net gain of $49.9 million, including the recognition of deferred gains of $5.0 million related to the scheduled repayments of the principal balance of the ARCH Loan through September 30, 2016. During the nine months ended September 30, 2017, we sold twelve hotel properties for an aggregate net gain of $44.3 million, including the recognition of the remaining $15.0 million of deferred gain during the nine months ended September 30, 2017 related to the repayment of the ARCH Loan.

Other Income/Expense. Other income increased by $1.0 million, for the nine months ended September 30, 2017, primarily due to increases in tenant income and other miscellaneous income of $0.3 million and $0.5 million, respectively, coupled with a decline in debt transaction costs of $0.3 million.

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

The following is a reconciliation of our GAAP net income to FFO for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share/unit amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$22,445	$27,198	$89,734	$97,887
Preferred dividends	(4,200)	(4,993)	(12,600)	(13,287)
Net income applicable to common shares and common units	18,245	22,205	77,134	84,600
Real estate-related depreciation	23,484	17,802	61,766	53,458
Loss on impairment of assets	—	577	—	577
Gain on disposal of assets	(7,725)	(10,491)	(43,531)	(49,997)
FFO applicable to common shares and common units	34,004	30,093	95,369	88,638
FFO per common share/common unit	$0.33	$0.34	$0.96	$1.02
Weighted average diluted common shares/common units (1)	104,149	87,401	99,062	87,319

(1)
Includes common units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the common units are redeemable for cash or, at our election, shares of our common stock.

During the three months ended September 30, 2017, FFO increased by $3.9 million, or 13.0%, over the comparable period in 2016 due to an increase in net income of $3.1 million, after adjusting for gain on disposal of assets and non-cash items, including depreciation expense, coupled with a decrease in preferred dividends of $0.8 million as a result of the redemption of our Series A Preferred Stock in December 2016.

During the nine months ended September 30, 2017, FFO increased by $6.7 million, or 7.6%, over the comparable period in 2016 due to an increase in net income of $6.0 million, after adjusting for gain on disposal of assets and non-cash items, including depreciation expense, coupled with a decrease in preferred dividends of $0.7 million as a result of the redemption of our Series A Preferred Stock in December 2016.

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

The following is a reconciliation of our GAAP net income to EBITDA for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$22,445	$27,198	$89,734	$97,887
Depreciation and amortization	23,594	17,887	62,052	53,715
Interest expense	7,768	6,626	21,486	21,232
Interest income	(20)	(13)	(89)	(18)
Income tax expense (benefit)	(231)	(1,245)	613	461
EBITDA	$53,556	$50,453	$173,796	$173,277

During the three months ended September 30, 2017, EBITDA increased by $3.1 million, or 6.2%, from the comparable period in 2016 primarily due to an increase in total revenues less total hotel operating expenses ("Hotel Operating Margin") of $5.7 million and a reduction in hotel acquisition costs of $0.5 million, offset by a reduction in gain on disposal of assets of $2.8 million and a reduction in other income of $0.8 million.

During the nine months ended September 30, 2017, EBITDA increased by $0.5 million, or 0.3%, from the comparable period in 2016 primarily due to an increase in Hotel Operating Margin of $3.7 million and a reduction in hotel acquisition costs of $2.5 million, offset by a decrease in the gain on disposal of assets of $6.5 million.

We have early adopted ASU No. 2017-01 for our fiscal year commencing on January 1, 2017. Under ASU No. 2017-01, we have concluded that each of the acquisitions completed in 2017 are the acquisition of assets. As such, we have capitalized the acquisition costs related to these transactions. The declines in hotel acquisition costs from the periods in 2016 to the periods in 2017 are the result of the change in accounting under ASU No. 2017-01.

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

We expect to satisfy our liquidity requirements with cash provided by operations, working capital, short-term borrowings under our $450 million senior unsecured credit facility, term debt, repayment of notes receivable, the strategic sale of hotels and the release of restricted cash upon satisfaction of the usage requirements. In addition, we may fund the purchase price of hotel acquisitions, hotel development costs, and cost of required capital improvements by borrowing under our senior unsecured credit facility, assuming mortgage debt from the seller on acquired hotels, issuing securities (including common units issued by our Operating Partnership), or incurring mortgage or other types of debt. Further, we may seek to meet our liquidity requirements by raising capital through public or private offerings of our equity or debt securities. However, certain factors may have an adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders, volatility in the equity and debt capital markets and other market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all. We believe that our cash provided by operations, working capital, borrowings available under our $450 million senior unsecured credit facility, our Metabank Loan (defined below), and our 2017 Term Loan (defined below) and other sources of funds available to us will be sufficient to meet our ongoing liquidity requirements for at least the next 12 months.

On May 15, 2017, the Company completed a public offering of 10,350,000 common shares for net proceeds of $163.8 million, after the underwriting discount and offering-related expenses of $7.0 million. The net proceeds from the offering were used to repay borrowings under our senior unsecured revolving credit facility, to acquire additional hotel properties and for general corporate purposes. See "Note 6 - Equity" to the Condensed Consolidated Financial Statements for additional information.

On June 30, 2017, we entered into a $47.6 million secured, non-recourse loan with Metabank (the "Metabank Loan"). The Metabank Loan includes a delayed draw feature, at no additional cost, whereby $25.0 million of the total loan commitment must be drawn within 90 days of the closing date and the remaining loan commitment must be drawn by December 31, 2017. At September 30, 2017, we had drawn $25.0 million on the Metabank Loan. See "Note 4 - Debt" to the Condensed Consolidated Financial Statements for additional information.

On August 1, 2017, a loan receivable of $10.1 million, recorded as Investment in real estate loans, net at June 30, 2017, was repaid in full by the borrower.

On September 26, 2017, we entered into a $225.0 million unsecured term loan (the "2017 Term Loan") which includes an accordion feature which allows us to increase the total commitments by an aggregate of $175.0 million prior to the maturity date, subject to certain conditions. The 2017 Term Loan matures on November 25, 2022. On September 26, 2017, we drew $125.0 million of the $225.0 million available under the 2017 Term Loan and used the proceeds to pay down the principal balance of our revolving credit facility. See "Note 4 - Debt" to the Condensed Consolidated Financial Statements for additional information.

At September 30, 2017, we have scheduled debt principal amortization payments during the next 12 months totaling $8.2 million. Although we believe we will have the capacity to satisfy these debt maturities and pay these scheduled principal debt payments or that we will be able to fund them using draws under our $450 million senior unsecured credit facility, there can be no assurances that our credit facility will be available to repay such amortizing debt as draws under our credit facility are subject to certain financial covenants. At September 30, 2017, we were in compliance with all of our covenants under the $450 million senior unsecured credit facility.

We anticipate making renovations and other non-recurring capital expenditures with respect to our hotel properties pursuant to property improvement plans required by our franchisors and our internal quality standards. We expect capital expenditures through the remainder of 2017 for these activities at hotel properties we own as of September 30, 2017 to be in the range of $15.0 million to $20.0 million.  Actual amounts may differ from our expectations.  We may also make renovations and incur other non-recurring capital expenditures in 2017 at hotel properties that we acquire in the future.

We are developing a hotel in Orlando, FL on a parcel of land that we own. We expect the total development costs for the construction of the hotel to be approximately $30.0 million. We have incurred $16.0 million of costs to date and we have reclassified the carrying amount of the land parcel of $2.8 million from Land Held for Development to Investment in Hotel Properties Under Development during the nine months ended September 30, 2017 in connection with our development activities.

Effect of Recent Natural Disasters

We own two hotels in Houston, Texas. The hotels sustained minor damage as a result of Hurricane Harvey, but were able to remain operational without interruption despite the extensive damage caused to the Houston area.

               We own six hotels in Florida that were in the path of Hurricane Irma. Mandatory evacuations and disruption caused by the hurricane resulted in the closure of one hotel for five days and another hotel for six days. The other four hotels remained open throughout the hurricane and its aftermath.  All of the hotels sustained minor damage primarily due to water intrusion. All of the hotels are currently fully operational and the minor damage and disruption caused by Hurricane Irma did not have a material effect on our financial position or results of operations at September 30, 2017 and for the three and nine months then ended.

               We maintain comprehensive insurance coverage on all of our hotels for potential insurable losses related to property and casualty, flood and business interruption. The damage and business interruption to our properties as a result of the hurricanes was minor and the costs incurred to restore our hotels to their normal operating condition fell below our insurance deductibles.

Cash Flows

The increase in net cash provided by operating activities of $1.9 million for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 primarily resulted from an increase in net income, after adjusting for non-cash items, of $7.9 million partially offset by an increase in Trade Receivables, net of $3.3 million due to the acquired properties during the period and the timing of cash receipts and other net changes in working capital of $2.8 million.

The increase in net cash used in investing activities of $244.0 million for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 is primarily due to an increase in acquisitions of hotel properties of $255.1 million, a decrease in proceeds from asset dispositions of $24.5 million, an increase in hotel development costs of $16.0 million, and a change in net escrow deposits for acquisitions of $6.4 million. These changes were partially offset by an increase in receipts of principal payments on real estate loans of $24.7 million, a decrease in the funding of real estate loans of $27.5 million, and a decrease in capital expenditures of $5.8 million.

The increase in net cash from financing activities of $248.8 million for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 is primarily due to an increase in net borrowings of $172.5 million and an increase in proceeds from equity offerings of $91.3 million, partially offset by an increase in dividends of $15.6 million.

Outstanding Indebtedness

At September 30, 2017, we had $322.5 million in outstanding indebtedness secured by first priority mortgage liens on 33 hotel properties. We also had borrowed $190.0 million on our $450 million senior unsecured credit facility, which included borrowings of $150.0 million on our $150 Million Term Loan (as defined in "Note 4 - Debt" to the Condensed Consolidated Financial Statements), $140.0 million on our 2015 Term Loan (as defined in "Note 4 - Debt" to the Condensed Consolidated Financial Statements), and $125.0 million on our 2017 Term Loan (as defined below), each of which were supported at September 30, 2017 by a borrowing base of 46 unencumbered hotel properties. At September 30, 2017, the maximum amount of borrowing permitted under the $450 million senior unsecured credit facility was $450.0 million, of which we had borrowed $190.0 million and $260.0 million was available to borrow. See "Note 4 - Debt" to the Condensed Consolidated Financial Statements for additional information.

At October 20, 2017, we had borrowed $195.0 million on our $450 million senior unsecured credit facility, which included borrowings of $150 million on our $150 Million Term Loan, $140.0 million on our 2015 Term Loan, and $125.0 million on our 2017 Term Loan (as defined below), each of which were supported by 46 hotel properties included in the credit facility borrowing bases.

On June 30, 2017, we entered into a $47.6 million secured, non-recourse loan with Metabank (the "Metabank Loan"). The Metabank Loan includes a delayed draw feature, at no additional cost, whereby $25.0 million of the total loan commitment must be drawn within 90 days of the closing date and the remaining loan commitment must be drawn by December 31, 2017. At September 30, 2017, we had drawn $25.0 million on the Metabank Loan. See "Note 4 - Debt" to the Condensed Consolidated Financial Statements for additional information.

On September 26, 2017, we entered into a $225.0 million unsecured term loan (the "2017 Term Loan") which includes an accordion feature which allows us to increase the total commitments by an aggregate of $175.0 million prior to the maturity date, subject to certain conditions. The 2017 Term Loan matures on November 25, 2022. At closing, we drew $125.0 million of the $225.0 million available under the 2017 Term Loan and used the proceeds to pay down the principal balance of our revolving credit facility. See "Note 4 - Debt" to the Condensed Consolidated Financial Statements for additional information.

On October 2, 2017, we entered into two separate $100 million interest rate swap agreements, with an effective date of January 29, 2018, to partially fix the interest rate on a portion of our variable interest rate unsecured indebtedness.  The swaps convert LIBOR from floating rate to an average fixed rate of 1.98% through January 31, 2023.

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

We intend to maintain a prudent capital structure and, while the ratio will vary from time to time, we generally intend to limit our ratio of indebtedness to EBITDA to no more than 6.5x. For purposes of calculating this ratio, we exclude preferred stock from indebtedness.

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

A summary of our gross debt at September 30, 2017 is as follows (dollars in thousands):

Lender	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Encumbered Properties		Principal Amount Outstanding
$450 Million Senior Unsecured Credit Facility
Deutsche Bank AG New York Branch
$300 Million Revolver	2.88% Variable	n/a	March 31, 2020	n/a		$40,000
$150 Million Term Loan	3.24% Variable (1)	n/a	March 31, 2021	n/a		150,000
Total Senior Unsecured Credit Facility						190,000

Unsecured Term Loan
KeyBank National Association, as Administrative Agent
Term Loan	3.18% Variable	n/a	April 7, 2022	n/a		140,000
KeyBank National Association, as Administrative Agent
Term Loan	2.78% Variable	n/a	November 25, 2022	n/a		125,000

Secured Mortgage Indebtedness
Voya (formerly ING Life Insurance and Annuity)	5.18% Fixed	20	March 1, 2019	2	(2)	40,350
	5.18% Fixed	20	March 1, 2019	4	(2)	36,165
	5.18% Fixed	20	March 1, 2019	2	(2)	23,324
	5.18% Fixed	20	March 1, 2019	1	(2)	16,568
MetaBank	4.44% Fixed	25	July 1, 2027	3		25,000
KeyBank National Association	4.46% Fixed	30	February 1, 2023	4		27,067
	4.52% Fixed	30	April 1, 2023	3		20,983
	4.30% Fixed	30	April 1, 2023	3		20,317
	4.95% Fixed	30	August 1, 2023	2		36,259
Western Alliance Bank (formerly GE Capital Financial, Inc.)	5.39% Fixed	25	April 1, 2020	1		8,755
	5.39% Fixed	25	April 1, 2020	1		4,714
Bank of Cascades	3.23% Variable	25	December 19, 2024	1	(3)	9,090
	4.30% Fixed	25	December 19, 2024	—	(3)	9,090
Compass Bank	3.63% Variable	25	May 6, 2020	3		22,928
Western Alliance Bank (formerly General Electric Capital Corp.)	5.39% Fixed	25	April 1, 2020	1		4,957
	5.39% Fixed	25	April 1, 2020	1		5,805
U.S. Bank, NA	6.13% Fixed	25	November 11, 2021	1		11,092
Total Mortgage Loans						322,464
Total Debt				33		$777,464

(1)	Our interest rate swap fixed a portion of the interest rate on this loan. See "Note 5 - Derivative Financial Instruments and Hedging" to the Condensed Consolidated Financial Statements.

(2)	The four Voya mortgage loans are cross-defaulted and cross-collateralized.

(3)	The Bank of Cascades mortgage loans are secured by the same collateral and cross-defaulted.

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

Capital Expenditures

During the nine months ended September 30, 2017, we funded $25.3 million in capital expenditures.  We anticipate spending an estimated $15.0 million to $20.0 million on capital expenditures in the remainder of 2017. We also incurred $16.0 million of hotel development costs related to the construction of a hotel in Orlando, FL. We expect total hotel development costs for this hotel to be approximately $30.0 million. We expect to fund these expenditures through a combination of cash provided by operations, working capital, borrowings under our $450 million senior unsecured credit facility, or other potential sources of capital, to the extent available to us.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at September 30, 2017 (dollars in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Debt obligations (1) (5)	$777,464	$8,151	$208,656	$436,196	$124,461
Currently projected interest (2)	112,196	29,636	49,159	28,258	5,143
Operating lease obligations (3)	113,970	1,756	3,592	3,764	104,858
Purchase obligations (4)	21,084	21,084	—	—	—
Total	$1,024,714	$60,627	$261,407	$468,218	$234,462

(1)	Amounts shown include amortization of principal and debt maturities.

(2)	Interest payments on our variable rate debt have been estimated using the interest rates in effect at September 30, 2017, after giving effect to our interest rate swap.

(3)	Amounts consist primarily of non-cancelable ground lease and corporate office lease obligations.

(4)	This amount represents purchase orders and executed contracts for development or renovation projects at our hotel properties.

(5)
Only $25.0 million of the Metabank Loan has been drawn at September 30, 2017, with the remaining $22.6 million required to be drawn by December 31, 2017. The remaining $22.6 million that is available to draw is not included in total debt obligations.

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

At September 30, 2017, we were party to an interest rate derivative agreement, with a total notional amount of $75.0 million, where we receive variable-rate payments in exchange for making fixed-rate payments. This agreement is accounted for as a cash flow hedge and has a termination value of $0.5 million. The interest rate swap expires on October 1, 2018.

At September 30, 2017, after giving effect to our interest rate derivative agreement, $365.4 million, or 47.0%, of our debt had fixed interest rates and $412.0 million, or 53.0%, had variable interest rates.  At December 31, 2016, after giving effect to our interest rate derivative agreements, $359.9 million, or 54.7%, of our debt had fixed interest rates and $297.7 million, or 45.3%, had variable interest rates. Assuming no increase in the level of our variable rate debt outstanding at September 30, 2017, if interest rates increased by 1.0%, then our interest cost would increase by approximately $4.1 million per year.

On October 2, 2017, we entered into two separate $100 million interest rate swap agreements with an effective date of January 29, 2018, to partially fix the interest rate on a portion of our variable interest rate unsecured indebtedness.  The swaps convert LIBOR from floating rate to an average fixed rate of 1.98% through January 31, 2023. The interest rate swap agreements, when effective, will result in 73% of our debt having fixed interest rates and 27% having variable interest rates.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At September 30, 2017, we have scheduled debt principal amortization payments during the next 12 months totaling $8.2 million.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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
10.1
$225,000,000 Credit Agreement dated September 26, 2017 among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, KeyBank National Association, Deutsche Bank AG New York Branch, Bank of America, N.A., Capital One, National Association, PNC Bank, National Association, Regions Bank, Raymond James Bank, N.A., Royal Bank of Canada, Branch Banking and Trust Company, and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2017).

10.2
Third Amendment to Credit Agreement among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, KeyBank National Association and the financial institutions party to the Credit Agreement, dated September 26, 2017.

10.3
First Amendment to Credit Agreement among Summit Hotel OP, LP, Summit Hotel Properties, Inc., the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, and the financial institutions party to the Credit Agreement, dated September 26, 2017.

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: October 30, 2017	By:	/s/ Greg A. Dowell
Greg A. Dowell Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)