Form 10-K
period 2017-12-31
Summit Hotel Properties, Inc.
filed 2018-02-21
CIK 1497645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number:  001-35074

SUMMIT HOTEL PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-2962512
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

13215 Bee Cave Parkway, Suite B-300
Austin, TX  78738
(Address of principal executive offices, including zip code)

(512) 538-2300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
7.125% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange
6.45% Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange
6.25% Series E Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant’s as of June 30, 2017 was $1,913,063,885 based on the closing sale price of the registrant’s common stock on the New York Stock Exchange as of June 30, 2017.

As of February 15, 2018 the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 104,326,620.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A for its 2018 annual meeting of stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, are incorporated herein by reference into Part III, Items 10, 11, 12, 13 and 14.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2017
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

•	global, national, regional and local economic and geopolitical conditions;

•	levels of spending for business and leisure travel, as well as consumer confidence;

•	supply and demand factors in our markets or sub-markets;

•	adverse changes in, or declining rates of growth with respect to, occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) and other hotel operating metrics;

•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

•	financial condition of, and our relationships with, third-party property managers and franchisors;

•	the degree and nature of our competition;

•	increased interest rates;

•	increased operating costs;

•	increased renovation costs, which may cause actual renovation costs to exceed our current estimates;

•	changes in zoning laws and increases in real property taxes;

•
risks associated with hotel acquisitions, including the ability to ramp up and stabilize newly acquired hotels with limited or no operating history or that require substantial amounts of capital improvements for us to earn stabilized economic returns consistent with our expectations at the time of acquisition, and risks associated with dispositions of hotel properties, including our ability to successfully complete the sale of hotel properties under contract to be sold, including the risk that the purchaser may not have access to the capital needed to complete the purchase;

•
the nature of our structure and transactions such that our federal and state taxes are complex and there is risk of successful challenges to our tax positions by the Internal Revenue Service ("IRS") or other federal and state taxing authorities;

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

•
our ability to recover fully under our existing insurance policies for insurable losses and our ability to maintain adequate or full replacement cost "all-risk" property insurance policies on our properties on commercially reasonable terms;

•
the effect of a data breach or significant disruption of hotel operator information technology networks, including as a result of cyber attacks, beyond insurance coverages or indemnities from service providers;

•	current and future changes to the IRC; and

•	the other factors discussed under the heading “Risk Factors” in this report.

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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering (“IPO”) in February 2011. We focus on owning primarily premium-branded, select-service hotels. At December 31, 2017, our portfolio consisted of 83 hotels with a total of 12,242 guestrooms located in 26 states. Except for seven hotels, six of which are subject to ground leases and one of which is subject to a PILOT (payment in lieu of taxes) lease, we own our hotels in fee simple.

As of December 31, 2017, 89.4% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 95.9% were located within the top 100 MSAs and 99.5% of our hotel guestrooms operate under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Intercontinental® Hotel Group (“IHG”), and Hyatt® Hotels Corporation (“Hyatt”). Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership, Summit Hotel OP, LP (the “Operating Partnership”). Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At December 31, 2017, we owned, directly and indirectly, approximately 99.7% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding Series C, Series D, and Series E preferred units of limited partnership interest (“Preferred Units”). Pursuant to the Operating Partnership’s partnership agreement, we have full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership, including the ability to cause the Operating Partnership to enter into certain major transactions including acquisitions, dispositions and refinancings, to make distributions to partners and to cause changes in the Operating Partnership’s business activities.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011.  To qualify as a REIT, we cannot operate or manage our hotels.  Accordingly, all of our hotels are leased to wholly-owned subsidiaries (our “TRS lessees”) of Summit Hotel TRS, Inc., our taxable REIT subsidiary.  All of our hotels are operated pursuant to hotel management agreements between our TRS lessees and professional third-party hotel management companies that are not affiliated with us.  We have one reportable segment as defined by generally accepted accounting principles (“GAAP”). See Item 8. – "Financial Statements and Supplementary Data – Note 2 – Basis of Presentation and Significant Accounting Policies."

Our corporate offices are located at 13215 Bee Cave Parkway, Suite B-300, Austin, TX 78738.  Our telephone number is (512) 538-2300.  Our website is www.shpreit.com.  The information contained on, or accessible through, our website is not incorporated by reference into this report and should not be considered a part of this report.

Business Strategy

Our strategy includes focused asset management, targeted capital investment and strategic transactions, including increasing the value of the Company through transformation of our portfolio, or capital recycling, by selling assets with lower operating margins and RevPAR growth opportunities and purchasing assets with higher operating margins and RevPAR growth opportunities. Our primary objective is to enhance stockholder value over time by generating strong, risk-adjusted returns. The key elements of our strategy that we believe will allow us to create long-term value include the following:

Focus on Premium-Branded Hotels. We primarily focus on hotels in the Upscale segment of the lodging industry, as defined by Smith Travel Research ("STR"). We believe that our focus on this segment provides us the opportunity to achieve strong, risk-adjusted returns across multiple lodging cycles for several reasons, including:

•
RevPAR Growth.  We believe that our hotels will continue to experience long-term demand growth based on the characteristics of our portfolio and current industry fundamentals and trends in the Upscale segment. We expect to achieve RevPAR growth in markets where demand growth exceeds supply growth as anticipated by PricewaterhouseCoopers LLP's forecast for 2018.

•
Stable Cash Flow Potential.  Our hotels can generally be operated with fewer employees than full-service hotels that offer more amenities including more expansive food and beverage options, which we believe enables us to generate higher operating margins and consistent cash flows with less volatility.

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

•
Enhanced Diversification.  Premium-branded Upscale hotels generally cost less to acquire or build, on an absolute and a per-key basis, than hotels in the Upper-upscale and Luxury segments of the industry. As a result, we can diversify our investment capital into ownership of a larger number of hotels than we could in more expensive segments.

Capitalize on Investments in Our Hotels.  We strongly believe in investing in our properties to enable them to be performance leaders in their respective markets.  Over the past three years, we have invested $122.8 million in capital improvements to our hotels. We believe these investments produce attractive returns, and we intend to continue to use available capital to upgrade our hotels with strategic renovations and brand-required hotel property improvement plans.

External Growth Through Acquisitions.  We intend to continue to grow through acquisitions of existing hotels using a disciplined approach, while maintaining a prudent capital structure. We generally target premium-branded hotels that meet one or more of the following acquisition criteria:

•	potential for strong risk-adjusted returns and are located in the top 50 MSAs and other select markets;

•	can operate under leading franchise brands, which may include but are not limited to brands owned by Marriott, Hilton, Hyatt, and IHG;

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

Strategic Hotel Sales (Capital Recycling Program).  We seek to maximize our return on invested capital and we periodically review our hotels to determine if any significant changes to area markets or our hotels have occurred or are anticipated to occur that would warrant the sale of a hotel or hotels.  We intend to continue to pursue a disciplined capital allocation strategy designed to maximize the value of our investments by selectively selling hotel properties that we believe are no longer consistent with our investment strategy or whose returns on invested capital appear to have been maximized. To the extent that we sell hotel properties, we intend to redeploy the capital into acquisition and capital investment opportunities that we believe have the potential to generate significant improvements in RevPAR and earnings before interest, taxes, depreciation and amortization (“EBITDA”). We expect to generate these improvements with our proactive asset management approach and by investing in our hotels to enhance their quality and attractiveness, increase their long-term value and generate more favorable returns on our invested capital. Alternatively, we may redeploy our capital into the purchase of assets with a higher potential long-term return.

Selectively Develop Hotels.  We seek to identify attractive opportunities to selectively partner with experienced hotel developers to acquire, upon completion, newly constructed hotels that meet our acquisition criteria.  We will consider unique opportunities to develop hotels utilizing our own resources if and when circumstances warrant.

Selective Mezzanine Lending. We seek to identify select opportunities to provide mezzanine lending to developers, where we also have the opportunity to acquire the hotel at or after the completion of the development project.

Our Financing Strategy

We rely on cash provided by operations, working capital, borrowings under our $450 million senior unsecured credit and term loan facility, term debt, repayment of notes receivable, proceeds from the issuance of securities, the strategic sale of hotels and the release of restricted cash upon satisfaction of the usage requirements to finance our business.  While the ratio will vary from time to time, we generally intend to limit our ratio of net debt to EBITDA, which amount may be adjusted for non-cash and non-recurring items, to no more than 6.5x.  At December 31, 2017, our ratio of net debt to EBITDA was 3.9x. For purposes of calculating this ratio, we exclude preferred stock from indebtedness.  During 2017, we financed our long-term growth with borrowings under our $450 million senior unsecured credit and term loan facility and term loans, issuance of securities, and proceeds from the strategic sale of hotels and intend to continue to do so in the future. Our debt includes, and may include in the future, mortgage debt secured by hotels and unsecured debt.  As of December 31, 2017, we had $873.1 million in outstanding indebtedness.

When purchasing hotel properties, the Operating Partnership may issue Common Units or Preferred Units as full or partial consideration to sellers who may be interested in taking advantage of the opportunity to defer taxable gains on the sale of a property or participate in the potential appreciation in the value of our common stock.

Competition

We face competition for investments in hotel properties from institutional pension funds, private equity investors, REITs, hotel companies and others who are engaged in hotel acquisitions and investments. Some of these entities have substantially greater financial and operational resources than we have. This competition may increase the bargaining power of property owners seeking to sell, reduce the number of suitable investment opportunities available to us and increase the cost of acquiring targeted hotel properties.

The lodging industry is highly competitive. Our hotels compete with other hotels and alternative accommodations for guests in their respective markets based on a number of factors, including location, convenience, brand affiliation, quality of the physical condition of the hotel, guestroom rates, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels. Competition could adversely affect our occupancy rates, our ADR and our RevPAR, and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may reduce our profitability.

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

Environmental, Health and Safety Matters

Our hotels and development land parcels are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of property, to perform or pay for the cleanup of contamination (including hazardous substances, waste, or petroleum products) at, on, under or emanating from the property and to pay for natural resource damages arising from contamination.  These laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused the contamination, and the liability may be joint and several.  Because these laws also impose liability on persons who owned a property at the time it became contaminated, we could incur cleanup costs or other environmental liabilities even after we sell properties. Contamination at, on, under or emanating from our properties also may expose us to liability to private parties for costs of remediation, personal injury and death or property damage.  In addition, environmental liens may be created on contaminated sites in favor of the government for damages and costs it incurs to address contamination.  If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which our property may be used or our businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

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

In addition, our hotels (including our real property, operations and equipment) are subject to various federal, state and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to the existence of mold and other airborne contaminants above regulatory thresholds, the registration, maintenance and operation of our boilers and storage tanks, the supply of potable water to our guests, air emissions from emergency generators, storm water and wastewater discharges, protection of natural resources, asbestos, lead-based paint, and waste management. Some of our hotels also routinely handle and use hazardous or regulated substances and wastes as part of their operations (for example, swimming pool chemicals or biological waste). Our hotels incur costs to comply with these environmental, health and safety laws and regulations and if these regulatory requirements are not met or unforeseen events result in the discharge of dangerous or toxic substances at our hotels, we could be subject to fines and penalties for non-compliance with applicable laws and material liability from third parties for harm to the environment, damage to real property or personal injury or death. We are aware of no past or present environmental liability for non-compliance with environmental, health and safety laws and regulations that we believe would have a material adverse effect on our business, financial position or results of operations.

Tax Status

REIT Election

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

Recent Tax Legislation

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (the “TCJA”), was enacted. The TCJA made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Pursuant to this legislation, as of January 1, 2018, (1) the federal income tax rate applicable to corporations is reduced to 21%, (2) the highest marginal individual income tax rate is reduced to 37% (through taxable years ending in 2025), (3) the corporate alternative minimum tax is repealed, and (4) the backup withholding rate for U.S. stockholders is reduced to 24%. In addition, individuals, estates and trusts may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income,” subject to certain limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends would be 29.6% (through taxable years ending in 2025). The maximum rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests is also reduced from 35% to 21%. The deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. The reduced corporate tax rate will apply to our TRS and any other TRS that we form.

The reduced 21% federal income tax rate applicable to corporations will apply to taxable earnings reported for the full 2018 fiscal year. Accordingly, we have remeasured our net deferred tax assets using the lower federal tax rate that will apply when these amounts are expected to reverse.

We recorded a $0.6 million discrete non-cash tax expense in the fourth quarter of 2017 as a result of the remeasurement of our net deferred tax assets due to the changes from the TCJA. The provisional remeasurement amount is an estimate and may change as data becomes available to make final adjustments to the scheduling of the deferred tax assets and liabilities.

We are still in the process of evaluating the income tax effect of other changes required by the TCJA that will be effective for our fiscal year 2018.

Employees

As of February 15, 2018, we employ 49 full-time employees. The staff at our hotels are employed by our professional third-party hotel managers.

Available Information

Our Internet website is located at www.shpreit.com. Copies of the charters of the committees of our board of directors, our code of business conduct and ethics and our corporate governance guidelines are available on our website. We will provide timely disclosures of amendments and waivers to the aforementioned documents, if any, via website posting. All reports that we have filed with the Securities and Exchange Commission (“SEC”) including this Annual Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, can be obtained free of charge from the SEC’s website at www.sec.gov or through our website. In addition, all reports filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549-1090. Further information regarding the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330.  The information contained on, or accessible through the SEC’s website or our website is not incorporated by reference into this report and should not be considered a part of this report.

Item 1A.    Risk Factors.

The following risk factors address the material risks concerning our business. If any of the risks discussed in this report were to occur, our business, prospects, financial condition, results of operation and our ability to service our debt and make distributions to our stockholders could be materially and adversely affected and the market price per share of our stock could decline significantly. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Cautionary Statement About Forward-Looking Statements.” The discussion of the potential effect of the following risk factors on our financial results relates to our consolidated financial position, consolidated results of operations and cash flows.

Risks Related to Our Business

Our business strategy, future results of operations and growth prospects are dependent on achieving revenue and net income growth from anticipated increases in demand for hotel guestrooms and general economic conditions.

Our business strategy includes achieving continued revenue and cash flow growth from anticipated improvement in demand for hotel guestrooms as the economy continues to grow. We, however, cannot provide any assurances that demand for hotel guestrooms will increase from current levels or continue to exceed the growth of new supply, or the time or extent of any demand growth that we do experience. If demand does not continue to increase as the economy grows, or if there is a setback in the general economy resulting in weakening demand, our operating results and growth prospects could be adversely affected. As a result, any slowdown in economic growth or a new economic downturn could adversely affect our future results of operations and our growth prospects.

Our expenses may not decrease if our revenue decreases.

Many of the expenses associated with owning and operating hotels, such as debt service payments, property taxes, insurance, utilities, and certain components of employee compensation, are relatively fixed. They do not necessarily decrease directly with a reduction in revenue at the hotels and may be subject to increases that are not related to the performance of our hotels or the increase in the rate of inflation. Also, as of December 31, 2017, six of our hotels are subject to third-party ground leases, and one hotel is subject to a payment-in-lieu-of-taxes lease, which generally require periodic increases in rent payments. Our ability to pay these rents could be adversely affected if our hotel revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases.

Additionally, certain costs, such as wages, benefits and insurance, may exceed the rate of inflation in any given period. In the event of a significant decrease in demand, our hotel managers may not be able to reduce the size of hotel work forces in order to decrease compensation costs. Our managers also may be unable to offset any fixed or increased expenses with higher room rates. Any of our efforts to reduce operating costs also could adversely affect the future growth of our business and the value of our hotel properties.

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

Our inability to complete hotel acquisitions on favorable terms or at all, could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

The sale of certain hotel properties could result in significant tax liabilities unless we are able to defer the taxable gain through like-kind exchanges under Section 1031 of the IRC ("1031 Exchanges").

In general, we structure asset sales for possible inclusion in like-kind exchanges within the meaning of Section 1031 of the IRC. The ability to complete a like-kind exchange depends on many factors, including, among others, identifying and acquiring suitable replacement property within limited time periods, and the ownership structure of the properties being sold and acquired.  Therefore, we are not always able to sell an asset as part of a like-kind exchange. When successful, a like-kind exchange enables us to defer the taxable gain on the asset sold. Our inability to defer the taxable gain resulting from the sales of certain hotel properties, could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

We may fail to successfully integrate acquired hotels or achieve expected operating performance.

Our ability to successfully integrate newly acquired hotels or achieve expected operating performance is subject to the following risks:

•
we may not possess the same level of familiarity with the dynamics and market conditions of any new markets that we may enter, which could result in us paying too much for hotels in new markets or not have the hotels achieve their maximum potential;

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

•	we may need to spend more than anticipated amounts to make necessary improvements or renovations to our newly acquired hotels; and

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of hotels, into our existing operations.

The inability of our acquired hotels to meet our operating performance expectations could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

We may assume liabilities in connection with the acquisition of hotel properties, including unknown liabilities.

We may assume existing liabilities in connection with the acquisition of hotel properties, some of which may be unknown or unquantifiable on the acquisition date.  Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of hotel guests, vendors or other persons dealing with the seller of a particular hotel property, tax liabilities, employment-related issues and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise.  If the magnitude of such unknown liabilities is high, they could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

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

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

The management of a large number of hotels in our portfolio is currently concentrated with one hotel management company.

As of December 31, 2017, Interstate Management Company, LLC (“Interstate”) or its affiliate managed 37 of our 83 hotels.  Thus, a substantial portion of our revenues is generated by hotels managed by Interstate.  This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more evenly diversified among several hotel management companies. Any adverse developments in Interstate’s business, financial strength or ability to operate our hotels efficiently and effectively could have a material adverse effect on our results of operations. We cannot provide assurance that Interstate will satisfy its obligations to us or effectively and efficiently operate our hotel properties. The failure or inability of Interstate to satisfy its obligations to us or effectively and efficiently operate our hotel properties could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

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

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

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

The loss of a franchise license could materially and adversely affect the operations or the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. Because our hotels are concentrated with a limited number of franchise brands, a loss of all of the licenses for a particular franchise could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

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

We expect to continue to rely on external sources of capital, including debt and equity financing, to fund future capital needs. Part of our strategy involves the use of additional debt financing to supplement our equity capital which may include our unsecured credit and term loan facilities, mortgage financing and other unsecured financing. Our ability to effectively implement and accomplish our business strategy will be affected by our ability to obtain and use additional leverage in sufficient amounts and on favorable terms. However, the capital environment is often characterized by extended periods of limited availability of both debt and equity financing, increasing financing costs, stringent credit terms and significant volatility. We may not be able to secure first mortgage financing or increase the availability under, extend the maturity of or refinance our unsecured credit and term loan facility.  If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business, or to meet our obligations and commitments as they mature. Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions and the market price of the shares of our common stock. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable to access the capital markets on a timely basis or on favorable terms.

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

Generally, our mortgage debt carries maturity dates or call dates such that the loans become due prior to their full amortization.  It may be difficult to refinance or extend the maturity of such loans on terms acceptable to us, or at all, and we may not have sufficient borrowing capacity on our unsecured credit and term loan facility to repay any amounts that we are unable to refinance.  Although we believe that we will be able to refinance or extend the maturity of these loans, or will have the capacity to repay them, if necessary, using draws under our unsecured credit and term loan facility, there can be no assurance that our unsecured credit and term loan facility will be available to repay such maturing debt, as draws under our unsecured credit and term loan facility are subject to limitations based upon our unencumbered assets and certain financial covenants.

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

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

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in any hotel subject to mortgage debt.

Except for the borrowings under our unsecured credit and term loan facilities, all of our other long-term debt existing as of December 31, 2017 is secured by mortgages on our hotel properties and related assets. Incurring mortgages and other secured debt obligations increases our risk of property losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the hotels securing such loans. If we are in default under a cross-defaulted mortgage loan, we could lose multiple hotels to foreclosure. For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the IRC. We may assume or incur new mortgage indebtedness on the hotels in our portfolio or hotels that we acquire in the future. Any default under any one of our mortgage debt obligations may increase the risk of our default on our other indebtedness.

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

An increase in interest rates would increase our interest costs on our variable rate debt and could have broader effects on the cost of capital for real estate companies and real estate asset values.

With respect to our existing and future variable-rate debt, an increase in interest rates would increase our interest payments and reduce our cash flow available for other corporate purposes, including capital improvements to our hotels or acquisitions of additional hotels. In addition, rising interest rates could limit our ability to refinance existing debt when it matures and increase interest costs on any debt that is refinanced. Further, an increase in interest rates could increase the cost of capital for real estate assets which, in turn, could have a negative effect on real estate asset values generally, and our hotel properties specifically.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Qualitative and Quantitative Effects of Market Risk.”

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

We hedge our interest rate exposure to manage our exposure to interest rate volatility.

We have entered into an interest rate swap having an aggregate notional amount of $75.0 million at December 31, 2017, and two separate $100.0 million interest rate swaps having an aggregate notional amount of $200.0 million with an effective date of January 29, 2018, to hedge against interest rate increases on certain of our outstanding variable-rate indebtedness. In the future, we may manage our exposure to interest rate volatility by using hedging arrangements, such as interest rate swaps and interest rate caps. Hedging arrangements involve the risk that the arrangement may fail to protect or adversely affect us because, among other things:

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

As a result of any of the foregoing, our hedging transactions, which are intended to limit losses and exposure to interest rate volatility, could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts and expertise of our management team to manage our day-to-day operations and strategic business activities.  The loss of services from any of the members of our management team, and our inability to find suitable replacements on a timely basis could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or services provided to guests at our hotels, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

We and our third-party managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and customer information. These systems require the collection and retention of large volumes of hotel guests’ personally identifiable information, including credit card numbers. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as personally identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Cyber criminals may be able to penetrate our network security or the network security of our third-party managers and franchisors, and misappropriate or compromise our confidential information or that of our hotel guests, create system disruptions or cause the shutdown of our hotels. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our computer systems or the computer systems operated by our third-party managers and franchisors, or otherwise exploit any security vulnerabilities of our respective networks. In addition, sophisticated hardware and operating system software and applications that we and our third-party managers or franchisors may procure from outside companies may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with our internal operations or the operations at our hotels. The costs to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential business at our hotels. Any compromise of our third-party managers and franchisor information networks’ function, security and availability could result in disruptions to operations, delayed sales or bookings, lost guest reservations, increased costs and lower margins. Any of these events could adversely affect our financial results, stock price and reputation, result in misstated financial reports and subject us to potential litigation and liability.

Portions of our information technology infrastructure or the information technology infrastructure of our third-party managers and franchisors also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We or our third-party managers and franchisors may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact the ability of our third-party managers and franchisors to fulfill reservations for guestrooms and other services offered at our hotels.

Although we have taken steps to protect the security of our information systems, and the data maintained in these systems, there can be no assurance that the security measures we have taken will prevent failures, inadequacies or interruptions in system services, or that system security will not be breached through physical or electronic break-ins, computer viruses or attacks by hackers. The increased level of sophistication and volume of attacks in recent years make it more difficult to predict the effect of a future breach. In addition, we rely on the security systems of our third-party managers and franchisors to protect proprietary and customer information from these threats.

Many of our managers carry cyber insurance policies to protect and offset a portion of potential costs that may be incurred from a security breach. Additionally, we currently have cyber insurance policies to provide supplemental coverage above the coverage carried by our third-party managers. Despite various precautionary steps to protect our hotels from losses resulting from cyber-attacks, however, any occurrence of a cyber-attack could still result in losses at our properties, which could affect our results of operations. To date, we are not currently aware of any cyber incidents that we believe to be material or that could have a material adverse effect on the business, financial condition and results of operations of the Company.

Any of these items could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

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

If a joint venture partner becomes bankrupt or otherwise defaults on its obligations under a joint venture agreement, we and any other remaining joint venture partners would generally remain liable for the joint venture liabilities. Furthermore, if a joint venture partner becomes bankrupt or otherwise defaults on its obligations under a joint venture agreement, we may be unable to continue the joint venture other than by purchasing such joint venture partner’s interests or the underlying assets at a premium to the market price. If any of the above risks are realized, it could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Actions by organized labor could have a material adverse effect on our business.

We believe that unions are generally becoming more aggressive about organizing workers at hotels in certain locations.  If the workers employed by the third-party hotel management companies that manage our hotels unionize in the future, potential labor activities at any affected hotel could significantly increase the administrative, labor and legal expenses of the third-party hotel management company that we have engaged to manage that hotel, which likely would adversely affect the operating results of the hotel properties. If hotels in our portfolio are unionized, this could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Risks Related to the Lodging Industry

Economic conditions may adversely affect the lodging industry.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. gross domestic product (“GDP”). The lodging industry is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenue and profitability of our assets and therefore the net operating profits of our investments. Economic weakness could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

We experience a high level of competition from other hotels and alternative accommodations in the markets in which we operate.

The lodging industry is highly competitive. Our hotels compete with other hotels for guests in each market in which our hotels operate based on a number of factors, including location, convenience, brand affiliation, guestroom rates, range of services and guest amenities or accommodations offered and quality of customer service. We also compete with numerous owners and operators of vacation ownership resorts, as well as companies that offer alternative accommodations, such as Airbnb and similiar organizations, which operate websites that market available furnished, privately-owned residential properties, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis. Competition will often be specific to the individual markets in which our hotels are located and includes competition from existing and new hotels. Our competitors may have an operating model that enables them to offer guestrooms at lower rates than we can, which could result in our competitors increasing their occupancy at our expense. Competition could adversely affect our occupancy, ADR and RevPAR, and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make.

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

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

Hotels have different economic characteristics than many other real estate assets. A typical office property owner, for example, has long-term leases with third-party tenants, which provide a relatively stable long-term stream of revenue. By contrast, our hotels are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	relatively short-duration occupancies;

•	dependence on business and commercial travelers and tourism;

•	over-building of hotels in our markets, which could adversely affect occupancy and revenue at the hotels we acquire;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs, including increased real estate and personal property taxes, due to inflation and other factors that may not be offset by increased guestroom rates;

•	potential increases in labor costs at our hotels, including as a result of unionization of the labor force and increasing health care insurance expense;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international, national, regional and local economic and market conditions; and

•
unforeseen events beyond our control, such as instability in the national, European or global economy, terrorist attacks, travel-related health concerns including pandemics and epidemics, travel-related environmental concerns including water contamination and air pollution, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities and travel-related accidents and unusual weather patterns, including natural disasters such as hurricanes.

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

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

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

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

To the extent we develop hotels or acquire hotels under development, we cannot provide assurance that any development project will be completed on time or within budget. Our inability to complete a project on time or within budget could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Customers may increasingly use Internet travel intermediaries.

Our hotel guestrooms can be booked through Internet travel intermediaries, including, but not limited to Travelocity.com, Expedia.com and Priceline.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced guestroom rates or other significant contract concessions from our management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel guestrooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our hotels are franchised. If the amount of sales made through Internet intermediaries increases significantly, guestroom revenue may flatten or decrease, which could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

We could incur uninsured and underinsured losses.

We intend to maintain comprehensive insurance on our hotels, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by owners of hotels similar to our hotels. Various types of catastrophic losses, such as hurricanes, floods and earthquakes, acts of terrorism, data breaches or losses related to business disruption from disputes with franchisors, may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not be sufficient to cover the operating loss or the full market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the asset. Loan covenants, inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate an asset after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotels.

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

 Consumer trends and preferences, particularly with respect to younger generations, could change away from select-service hotels.

Consumer trends and preferences continuously change, especially within younger generations.   Many new hotel brands have been introduced over recent years to specifically address the perceived unique needs and preferences of younger travelers.  As our portfolio is concentrated in select-service hotels, significant consumer shifts in preferences away from select-service hotels could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

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

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

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

In addition, our hotels (including our real property, operations and equipment) are subject to various federal, state and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to the registration, maintenance and operation of our boilers and storage tanks, air emissions from emergency generators, storm water and wastewater discharges, asbestos, lead-based paint, mold and mildew, and waste management. Some of our hotels also routinely handle or use hazardous or regulated substances and waste in their operations (for example, swimming pool chemicals or biological waste). Our hotels incur costs to comply with these environmental, health and safety laws and regulations and if these regulatory requirements are not met or unforeseen events result in the discharge of dangerous or toxic substances at our hotels, we could be subject to fines and penalties for non-compliance with applicable laws and material liability from third parties for harm to the environment, damage to real property or personal injury and death. We are aware of no past or present environmental liability for non-compliance with environmental, health and safety laws and regulations that we believe would have a material adverse effect on our business, assets or results of operations.

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

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

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

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

We have fixed obligations related to right-of-use assets on which certain of our hotels are located.

If we default on the terms of any of our right-of-use assets, such as ground leases, air rights or other intangible assets, and are unable to cure the default in a timely manner, we may be liable for damages and could lose our leasehold interest in the applicable property and interest in the hotel on the applicable property. An event of default that is not timely cured could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

The states and localities in which we own material amounts of property or conduct material business operations could raise their income and property tax rates or amend their tax regimes in a manner that increases our state and local tax liabilities.

We and our subsidiaries are subject to income tax and other taxes by states and localities in which we conduct business. Additionally, we are and will continue to be subject to property taxes in states and localities in which we own property, and our TRS lessees are and will continue to be subject to state and local corporate income tax.  As these states and localities seek additional sources of revenue, they may, among other steps, raise income and property tax rates or amend their tax regimes to eliminate for state income tax purposes the favorable tax treatment REITs enjoy for federal income tax purposes. We cannot predict when or if any states or localities would make any such changes, or what form those changes would take. If states and localities in which we own material amounts of property or conduct material amounts of business make changes to their tax rates or tax regimes that increase our state and local tax liabilities, such increases could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

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

Our board of directors determines our major policies, including policies and guidelines relating to our acquisitions, leverage, financing, growth, operations and distributions to stockholders. Our board of directors may amend or revise these and other policies and guidelines from time to time without the vote or consent of our stockholders. Accordingly, our stockholders will have limited control over changes in our policies and those changes could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

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

We own approximately 99% of the Common Units in the Operating Partnership, all of the issued and outstanding 7.125% Series C Cumulative Redeemable Preferred Units of the Operating Partnership (“Series C Preferred Units”), all of the issued and outstanding 6.45% Series D Cumulative Redeemable Preferred Units of the Operating Partnership (“Series D Preferred Units”), and all of the issued and outstanding 6.25% Series E Cumulative Redeemable Preferred Units of the Operating Partnership ("Series E Preferred Units"). We refer to the Series C Preferred Units, Series D Preferred Units and Series E Preferred Units collectively referred to as Preferred Units.  Any future issuances by our Operating Partnership of additional Common Units or Preferred Units could reduce our ownership percentage in our Operating Partnership. Because our common stockholders do not directly own any Common Units or Preferred Units, they will not have any voting rights with respect to any such issuances or other partnership-level activities of the Operating Partnership.

If we are unable to maintain an effective system of internal controls, we may not be able to produce and report accurate financial information on a timely basis or prevent fraud.

A system of internal controls that is well designed and properly functioning is critical for us to produce and report accurate and reliable financial information and effectively prevent fraud. We must also rely on the quality of the internal control environments of our third-party property managers who provide us with financial information related to our hotel properties. At times, we may identify areas of internal controls that are not properly functioning as designed, that need improvement or that must be developed to ensure that we have an adequate system of internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually issue their own opinion on our internal controls over financial reporting. We cannot be certain that we will be successful in maintaining adequate internal controls over our financial reporting and processes. Additionally, as we grow our business, our internal controls will become more complex and we will require significantly more resources to ensure that our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if promptly remedied, could cause our stockholders to lose confidence in our financial results, which could reduce the market value of our common shares. Additionally, the existence of any material weakness or significant deficiency could require management to devote substantial time and incur significant expense to remediate any such conditions.  There can be no assurance that management will be able to remediate any material weaknesses in a timely manner.

Risks Related to Ownership of Our Securities

The New York Stock Exchange (“NYSE”) or another nationally-recognized exchange may not continue to list our securities.

Our common stock trades on the NYSE under the symbol “INN,” our 7.125% Series C Cumulative Redeemable Preferred Stock trades on the NYSE under the symbol “INNPrC,”  our 6.45% Series D Cumulative Redeemable Preferred Stock trades on the NYSE under the symbol “INNPrD,” and our 6.25% Series E Cumulative Redeemable Preferred Stock trades on the NYSE under the symbol "INNPrE." In order for our securities to remain listed, we are required to meet the continued listing requirements of the NYSE or, in the alternative, any other nationally-recognized exchange to which we apply. We may be unable to satisfy those listing requirements, and there is no guarantee our securities will remain listed on a nationally-recognized exchange. If our securities are delisted from the NYSE or another nationally-recognized exchange, we could face significant material adverse consequences, including:

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

Subject to the preferential rights of the holders of our Series C, Series D, and Series E preferred stock and any other class or series of our stock that are senior to our common stock with respect to distribution rights, we intend to make quarterly distributions to holders of our common stock. Distributions declared by us will be authorized by our board of directors in its sole discretion out of funds legally available for distribution and will depend upon a number of factors, including restrictions under applicable law and the capital requirements of our company. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, the requirements for qualification as a REIT, restrictions under applicable law and other factors as our board of directors may deem relevant from time to time. We may be required to fund distributions from working capital, borrowings under our unsecured revolving credit facility, proceeds of future stock offerings or a sale of assets to the extent distributions exceed earnings or cash flows from operations. Funding distributions from working capital would restrict our operations. If we borrow from the unsecured revolving credit facility to pay distributions, we would be more limited in our ability to execute our strategy of using that unsecured revolving credit facility to fund acquisitions. Finally, selling assets may require us to dispose of assets at a time or in a manner that is not consistent with our disposition strategy. If we borrow to fund distributions, our leverage ratios and future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. We may not be able to make distributions in the future. In addition, some of our distributions may be considered a return of capital for income tax purposes. If we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.

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

Other factors that could affect the market price of our stock include the following:

•	actual or anticipated variations in our quarterly results of operations;

•	increases in interest rates;

•	changes in market valuations of companies in the lodging industry;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	our issuances of common stock, preferred stock, or other securities in the future;

•	the inclusion of our common stock and preferred stock in equity indices, which could induce additional purchases;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances;

•
unforeseen events beyond our control, such as instability in the national, European or global economy, terrorist attacks, travel related health concerns including pandemics and epidemics, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities and travel-related accidents and unusual weather patterns, including natural disasters; and

•	changes in the tax laws or regulations to which we are subject.

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

Sales of substantial amounts of shares of our common stock or preferred stock in the public market, or upon exchange of Common Units or exercise of any equity awards, or the perception that such sales might occur, could adversely affect the market price of our common stock and preferred stock. As of February 15, 2018, a total of 323,391 Common Units are redeemable and could be converted into shares of our common stock and sold into the public market. The exchange of Common Units for common stock, the vesting of any equity-based awards granted to certain directors, executive officers and other employees under the 2011 Equity Incentive Plan which was amended and restated effective June 15, 2015 (as amended and restated, the “Equity Plan”), the issuance of our common stock or Common Units in connection with hotel, portfolio or business acquisitions and other issuances of our common stock or Common Units could have an adverse effect on the market price of the shares of our common stock.

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

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•
we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates (a maximum rate of 35% applies through 2017 and a 21% rate applies for subsequent years);

•	we could be subject to the federal alternative minimum tax for taxable years prior to 2018 and possibly increased state and local taxes; and

•	unless we are entitled to relief under certain federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

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

Our TRS is subject to federal, state and local income tax on its taxable income, which typically consists of the revenue from the hotels leased by our TRS lessees, net of the operating expenses for such hotels and rent payments to us and, in the case of any hotel that is owned by a wholly-owned subsidiary of our TRS, the revenue from that hotel, net of the operating expenses. In certain circumstances, the ability of our TRS to deduct interest expense or utilize net operating loss carryfowards for federal income tax purposes may be limited. Accordingly, although our ownership of our TRS allows us to participate in the operating income from our hotels in addition to receiving rent, that operating income will be fully subject to income tax. The after-tax net income of our TRS is available for distribution to us.

Our TRS lessee structure subjects us to the risk of increased hotel operating expenses.

Our leases with our TRS lessees require our TRS lessees to pay us rent based in part on revenue from our hotels. Our operating risks include decreases in hotel revenue and increases in hotel operating expenses, including but not limited to the increases in wage and benefit costs, repair and maintenance expenses, energy costs and other operating expenses, which would adversely affect our TRS’ ability to pay us rent due under the leases. Increases in these operating expenses could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

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

Finally, each property with respect to which our TRS lessees pay rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. As of the date hereof, we believe that the properties that are leased to our TRS lessees are qualified lodging facilities. Although we intend to monitor future acquisitions and improvements of properties, REIT provisions of the IRC provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied. If any of our properties are not deemed to be a "qualified lodging facility," we may fail to qualify as a REIT.

Our ownership of our TRS is subject to limitations and our transactions with our TRS could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 20% (25% for taxable years beginning prior to January 1, 2018) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the IRC limits the deductibility of interest paid or accrued by a TRS to its parent REIT to provide assurance that the TRS is subject to an appropriate level of corporate taxation. The IRC also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. The 100% tax would apply, for example, to the extent that we were found to have charged our TRS lessees rent in excess of an arm’s-length rent.  We monitor the value of our investment in our TRS for the purpose of ensuring compliance with TRS ownership limitations and structure our transactions with our TRS on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% (25% for taxable years beginning prior to January 1, 2018) TRS limitations or to avoid application of the 100% excise tax.

We may be subject to adverse legislative or regulatory tax changes.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation and we could experience a reduction in the price of our stock. The recently enacted tax reform bill, informally known as the TCJA, significantly changed the federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs and their stockholders.

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

We may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder.  Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, as long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we made a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. We do not currently intend to pay a taxable dividend of our common stock and cash.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.        Properties.

Our Portfolio

A list of our hotel properties as of December 31, 2017 is included in the table below.  According to current chain scales as defined by STR, as of December 31, 2017, one of our hotel properties with 157 guestrooms is categorized as an Upper-upscale hotel, 64 of our hotel properties with 9,785 guestrooms are categorized as Upscale hotels and 18 of our hotel properties with 2,300 guestrooms are categorized as Upper-midscale hotels.  Hotel information for the year ended December 31, 2017 is as follows:

Franchise/Brand	Location	Number of Guestrooms
Marriott
AC Hotel by Marriott(2)	Atlanta, GA	255
Courtyard by Marriott(1)	Indianapolis, IN	297
Courtyard by Marriott(2)	Fort Lauderdale, FL	261
Courtyard by Marriott(2)	Nashville (West End), TN	226
Courtyard by Marriott(2)	New Haven, CT	207
Courtyard by Marriott(2)	Fort Worth, TX	203
Courtyard by Marriott(2)	New Orleans (Convention), LA	202
Courtyard by Marriott(2)	Pittsburgh, PA	182
Courtyard by Marriott(2)	Charlotte, NC	181
Courtyard by Marriott(2)	Atlanta (Decatur), GA	179
Courtyard by Marriott(1)	Phoenix (Scottsdale), AZ	153
Courtyard by Marriott(1)	New Orleans (Metairie), LA	153
Courtyard by Marriott(2)	Atlanta (Downtown), GA	150
Courtyard by Marriott(2)	New Orleans (French Quarter), LA	140
Courtyard by Marriott(2)	Kansas City, MO	123
Courtyard by Marriott(1)	Dallas (Arlington), TX	103
Fairfield Inn & Suites by Marriott(1)	Louisville, KY	140
Four Points by Sheraton(1)	San Francisco, CA	101
Marriott(2)	Boulder, CO	157
Residence Inn by Marriott(1)	Salt Lake City, UT	189
Residence Inn by Marriott(2)	Baltimore, MD	188
Residence Inn by Marriott(2)	Cleveland, OH	175
Residence Inn by Marriott(2)	Atlanta (Midtown), GA	160
Residence Inn by Marriott(2)(3)	Hunt Valley, MD	141
Residence Inn by Marriott(1)(3)	Portland, OR	124
Residence Inn by Marriott(1)	New Orleans (Metairie), LA	120
Residence Inn by Marriott(2)	Branchburg, NJ	101
Residence Inn by Marriott(2)	Dallas (Arlington), TX	96
SpringHill Suites by Marriott(1)	New Orleans, LA	208
SpringHill Suites by Marriott(1)	Louisville, KY	198
SpringHill Suites by Marriott(1)	Indianapolis, IN	156
SpringHill Suites by Marriott(1)	Phoenix (Scottsdale), AZ	121
SpringHill Suites by Marriott(2)	Minneapolis (Bloomington), MN	113
SpringHill Suites by Marriott(2)	Nashville, TN	78
Total Marriott (34 hotel properties)		5,581

Franchise/Brand	Location	Number of Guestrooms
Hilton
DoubleTree(2)	San Francisco, CA	210
Hampton Inn(2)	Boston (Norwood), MA	139
Hampton Inn(1)	Santa Barbara (Goleta), CA	101
Hampton Inn(2)	Provo, UT	87
Hampton Inn & Suites(2)	Minneapolis, MN	211
Hampton Inn & Suites(2)(3)	Austin, TX	209
Hampton Inn & Suites(2)	Minneapolis (Bloomington), MN	146
Hampton Inn & Suites(1)	Tampa (Ybor City), FL	138
Hampton Inn & Suites(2)	Baltimore, MD	116
Hampton Inn & Suites(1)	Ventura (Camarillo), CA	116
Hampton Inn & Suites(1)	San Diego (Poway), CA	108
Hampton Inn & Suites(2)	Nashville (Smyrna), TN	83
Hilton Garden Inn(1)	Houston (Energy Corridor), TX	190
Hilton Garden Inn(2)(3)	Houston (Galleria), TX	182
Hilton Garden Inn(2)	Waltham, MA	148
Hilton Garden Inn(1)	Birmingham, AL	130
Hilton Garden Inn(2)	Atlanta (Duluth), GA	122
Hilton Garden Inn(1)	Greenville, SC	120
Hilton Garden Inn(2)	Nashville (Smyrna), TN	112
Hilton Garden Inn(2)	Minneapolis (Eden Prairie), MN	97
Hilton Garden Inn(1)	Birmingham, AL	95
Homewood Suites(2)	Aliso Viejo (Laguna Beach), CA	129
Homewood Suites(2)	Tucson, AZ	122
Total Hilton (23 hotel properties)		3,111
Hyatt
Hyatt House(2)	Miami, FL	163
Hyatt House(1)	Denver (Englewood), CO	135
Hyatt Place(2)	Minneapolis, MN	213
Hyatt Place(2)	Chicago (Downtown), IL	206
Hyatt Place(1)	Phoenix (Mesa), AZ	152
Hyatt Place(1)	Chicago (Lombard), IL	151
Hyatt Place(1)	Orlando (Convention), FL	150
Hyatt Place(1)	Orlando (Universal), FL	150
Hyatt Place(2)	Fort Myers, FL	148
Hyatt Place(2)(3)	Portland, OR	136
Hyatt Place(2)	Phoenix, AZ	127
Hyatt Place(1)	Dallas (Arlington), TX	127
Hyatt Place(1)	Denver (Lone Tree), CO	127
Hyatt Place(1)	Phoenix (Scottsdale), AZ	126
Hyatt Place(1)	Denver (Englewood), CO	126
Hyatt Place(1)	Chicago (Hoffman Estates), IL	126
Hyatt Place(1)	Baltimore (Owing Mills), MD	123
Hyatt Place(2)(4)	Long Island (Garden City), NY	122
Total Hyatt (18 hotel properties)		2,608

Franchise/Brand	Location	Number of Guestrooms
IHG
Holiday Inn(2)(3)	Atlanta (Duluth), GA	143
Holiday Inn Express(2)	Charleston, WV	66
Holiday Inn Express & Suites(2)	San Francisco, CA	252
Holiday Inn Express & Suites(2)	Minneapolis (Minnetonka), MN	93
Holiday Inn Express & Suites(1)	Salt Lake City (Sandy), UT	88
Hotel Indigo(2)	Asheville, NC	115
Staybridge Suites(2)	Denver (Glendale), CO	121
Total IHG (7 hotel properties)		878
Carlson
Country Inn & Suites by Carlson(2)	Charleston, WV	64
Total Carlson (1 hotel property)		64
Total Portfolio (83 hotel properties)		12,242

(1)
These hotel properties are subject to mortgage debt at December 31, 2017.  For additional information concerning our mortgage debt and lenders, see Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outstanding Indebtedness,” and "Note 5-Debt,” to our Consolidated Financial Statements included under Item 8. — “Financial Statements and Supplementary Data.”

(2)	These hotel properties are unencumbered or included in our borrowing base for our unsecured credit and term loan facilities at December 31, 2017.

(3)	These hotel properties are subject to ground leases as described below in “Other Hotel Operating Agreements — Ground Leases.”

(4)	This hotel property is subject to a PILOT (payment in lieu of taxes) lease as described below in “Other Hotel Operating Agreements — Ground Leases.”

In addition to our hotel property portfolio, we own several parcels of unimproved land. Two of the parcels are designated as held for sale. The parcels are generally suitable for the development of new hotel properties, possible expansion of existing hotel properties or the development of restaurants.  When unique opportunities to develop hotels utilizing our own resources arise, we may develop our own hotels on occasion. We may also sell these parcels in the future if and when market conditions warrant if we opt not to develop our own hotels on these parcels. To reduce the risk of incurring a prohibited transaction tax on any sales, we may transfer some or all of these parcels to our TRS.

Our Hotel Operating Agreements

Ground Leases

At December 31, 2017, six of our hotel properties are subject to ground lease agreements that cover all of the land underlying the respective hotel property.

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

•
The Hampton Inn & Suites located in Austin, TX is subject to a ground lease with an initial lease termination date of May 31, 2050. Annual ground rent currently is estimated to be $0.4 million for 2018 including performance based incentive rent.  Annual rent is increased every five years with the next adjustment coming in 2020.

•
The Hilton Garden Inn located in Houston (Galleria Area), Texas is subject to a ground lease with an initial lease termination date of April 20, 2053 with one option to extend for an additional 10 years. Annual ground rent currently is estimated to be $0.5 million for 2018 including performance based incentive rent.  Annual rent is increased every five years with the next adjustment coming in 2018.

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

•
The Holiday Inn located in Duluth, GA is subject to a ground lease with a lease termination date of April 1, 2069.  Annual ground rent currently is estimated to be $0.2 million in 2018.  Annual rent is increased annually by 3% for each successive lease year, on a cumulative basis.

•
The Residence Inn by Marriott located in Baltimore (Hunt Valley), MD is subject to a ground lease with an initial termination date of December 31, 2019 and twelve successive five-year renewal periods with annual payments increasing by 12.5% at the start of each 5-year term.  Annual ground rent is currently estimated to be $0.4 million for 2018.

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

Franchise Agreements

At December 31, 2017, all of our hotel properties operate under franchise agreements with Marriott, Hilton, Hyatt, IHG, or Country Inns & Suites By Carlson, Inc. (“Carlson”). We believe that the public’s perception of the quality associated with a branded hotel is an important feature in its attractiveness to guests. Franchisors provide a variety of benefits to franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, loyalty programs, training of personnel and maintenance of operational quality at hotels across the brand system.

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

Hotel Management Agreements

At December 31, 2017, all of our hotel properties are operated pursuant to hotel management agreements with professional third-party hotel management companies as follows:

Management Company	Number of Properties	Number of Guestrooms
Interstate Management Company, LLC and its affiliate Noble Management Group, LLC	37	5,179
Select Hotel Group, LLC	12	1,681
OTO Development, LLC	10	1,396
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott	7	1,176
White Lodging Services Corporation	4	791
Stonebridge Realty Advisors, Inc.	4	597
Affiliates of IHG including IHG Management (Maryland) LLC and Intercontinental Hotel Group Resources, Inc.	2	395
American Liberty Hospitality, Inc.	2	372
Aimbridge Hospitality (formerly Pillar Hotels and Resorts, LLC)	2	199
Kana Hotels, Inc.	2	195
Fillmore Hospitality	1	261
Total	83	12,242

Our typical hotel management agreement requires us to pay a base fee to our hotel manager calculated as a percentage of hotel revenues.  In addition, our hotel management agreements generally provide that the hotel manager can earn an incentive fee for EBITDA over certain thresholds.  Our TRS lessees may employ other hotel managers in the future.  We do not, and will not, have any ownership or economic interest in any of the hotel management companies engaged by our TRS lessees.

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

Market Information

Our common stock began trading on the NYSE on February 9, 2011 under the symbol “INN.”  Prior to that time, there was no public trading market for our common stock. The last reported sale price for our common stock as reported on the NYSE on February 15, 2018 was $14.35 per share.  The following table sets forth the high and low closing sales price per share of our common stock per quarter reported on the NYSE, and the distributions declared on our common stock for each of the quarters indicated.

2017	High	Low	Distribution Declared Per Common Share/Unit
Fourth Quarter	$16.28	$14.82	$0.1800
Third Quarter	$19.03	$14.46	$0.1700
Second Quarter	$19.22	$15.54	$0.1700
First Quarter	$16.36	$15.21	$0.1700

2016	High	Low	Distribution Declared Per Common Share/Unit
Fourth Quarter	$16.04	$12.57	$0.1625
Third Quarter	$14.37	$13.09	$0.1625
Second Quarter	$13.24	$11.06	$0.1325
First Quarter	$11.97	$9.28	$0.1325

Stockholder Information

As of February 15, 2018, our common stock was held of record by 308 holders and there were 104,326,620 shares of our common stock outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2017 with respect to our securities that may be issued under existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Summit Hotel Properties, Inc. Stockholders (2)	235,000	$9.75	2,874,428
Equity Compensation Plans Not Approved by Summit Hotel Properties, Inc. Stockholders	—	—	—
Total	235,000	$9.75	2,874,428

(1)  Excludes securities reflected in the column entitled “Number of Securities to be Issued Upon Exercise of Outstanding Options.”
(2)  Consists of our Equity Plan.

The following table represents common shares retained by the Company for employee taxes due upon vesting of equity awards during the year ended December 31, 2017:

Period	Total Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	12,455	$16.03	—	—
March 1, 2017 - March 31, 2017	29,900	$15.35	—	—
May 1, 2017 - May 31, 2017	16,756	$18.04	—	—
Total	59,111		—

Stock Performance Graph

The following graph compares the yearly change in our cumulative total stockholder return on our common shares from December 31, 2012 and through December 31, 2017, with the yearly change in the Standard and Poor’s 500 Stock Index (“S&P 500 Index”), and the SNL US REIT Hotel Index for the same period, assuming a base share price of $100.00 for our common stock, the S&P 500 Index and the SNL US REIT Hotel Index for comparative purposes.  The SNL US REIT Hotel Index is composed of publicly traded REITs, all of which focus on investments in hotel properties.  Total stockholder return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested.  The performance graph is not indicative of future investment performance.  We do not make or endorse any predictions as to future share price performance.

	Period Ended
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Summit Hotel Properties, Inc.	100.00	99.30	143.59	143.06	200.53	198.91
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
SNL US REIT Hotel	100.00	126.33	166.75	128.99	159.87	169.90

Item 6.        Selected Financial Data.

The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited Consolidated Financial Statements and related notes thereto, appearing elsewhere in this Form 10-K.

(in thousands, except per share amounts)	2017	2016	2015	2014	2013
Statement of Operations Data
Revenues:
Room	$479,934	$443,270	$436,202	$380,472	$283,279
Other hotel operations revenue	35,443	30,665	27,253	22,994	15,679
Total revenues	515,377	473,935	463,455	403,466	298,958
Expenses:
Hotel operating expenses:
Room	123,129	110,221	109,844	101,150	80,391
Other direct	67,256	64,608	64,010	55,388	39,815
Other indirect	135,219	120,852	121,974	104,959	78,136
Total hotel operating expenses	325,604	295,681	295,828	261,497	198,342
Depreciation and amortization	85,927	72,406	64,052	63,763	49,330
Corporate general and administrative	19,597	19,292	21,204	19,884	12,929
Hotel property acquisition costs	354	3,492	1,246	769	1,886
Loss on impairment of assets	—	577	1,115	8,847	1,369
Total expenses	431,482	391,448	383,445	354,760	263,856
Operating income	83,895	82,487	80,010	48,706	35,102
Other income (expense):
Interest expense	(29,687)	(28,091)	(30,414)	(28,517)	(21,991)
Gain on disposal of assets, net	43,209	49,855	65,067	391	363
Other income (expense)	3,778	2,560	11,146	595	(1,955)
Total other income (expense), net	17,300	24,324	45,799	(27,531)	(23,583)
Income from continuing operations before income taxes	101,195	106,811	125,809	21,175	11,519
Income tax (expense) benefit	(1,674)	1,450	(553)	(744)	(4,894)
Income from continuing operations	99,521	108,261	125,256	20,431	6,625
Income (loss) from discontinued operations	—	—	—	492	(728)
Net income	99,521	108,261	125,256	20,923	5,897
Less - (income) loss attributable to non-controlling interests:
Operating partnership	(307)	(456)	(819)	(51)	297
Joint venture	—	—	—	(1)	(316)
Net income attributable to Summit Hotel Properties, Inc.	99,214	107,805	124,437	20,871	5,878
Preferred dividends	(17,408)	(18,232)	(16,588)	(16,588)	(14,590)
Premium on redemption of preferred stock	(2,572)	(2,125)	—	—	—
Net income (loss) attributable to common stockholders	$79,234	$87,448	$107,849	$4,283	$(8,712)
Earnings per share - Basic:
Net income (loss) per share from continuing operations	$0.79	$1.00	$1.25	$0.04	$(0.11)
Net income (loss) per share from discontinued operations	—	—	—	0.01	(0.01)
Net income (loss) per share	$0.79	$1.00	$1.25	$0.05	$(0.12)
Earnings per share - Diluted:
Net income (loss) per share from continuing operations	$0.79	$1.00	$1.24	$0.04	$(0.11)
Net income (loss) per share from discontinued operations	—	—	—	0.01	(0.01)
Net income (loss) per share	$0.79	$1.00	$1.24	$0.05	$(0.12)
Weighted average common shares outstanding:
Basic	99,406	86,874	85,920	85,242	70,327
Diluted	99,780	87,343	87,144	85,566	70,327
Dividends per share	$0.67	$0.55	$0.47	$0.46	$0.45
Balance Sheet Data
Total assets	$2,209,874	$1,718,505	$1,575,394	$1,453,835	$1,288,540
Debt	$868,236	$652,414	$671,536	$621,344	$429,653
Total equity	$1,277,376	$1,013,470	$856,926	$785,201	$822,378

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of lodging demand include growth in gross domestic product, corporate profits, capital investments and employment. Volatility in the economy and lodging demand and risks arising from global and domestic political or economic conditions may cause economic growth to slow or stall. Also, increasing supply in the industry, and specifically in our markets or sub-markets, may reduce RevPAR growth expectations.

The U.S. lodging industry has experienced a positive trend since emerging from the last downturn in 2010, though at a slower rate in 2017.  According to the PricewaterhouseCoopers LLP industry report, "Hospitality Directions: January 2018," RevPAR growth in the U.S. for Upscale hotels is forecasted to be 2.3% for 2018. While we continue to have a positive outlook on national macroeconomic conditions and their effect on RevPAR growth, the velocity of RevPAR growth for fiscal year 2017 decelerated from that experienced in 2016 based in part on slower growth in business travel. Our industry and the Upscale market segment have experienced declining rates of RevPAR growth and we could experience a decline in our RevPAR growth in the near term due to increases in supply or reduced demand in our market or sub-markets.

Operating Performance Metrics

We use a variety of performance indicators and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP, as well as other financial information that is not prepared in accordance with GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotel properties, groups of hotel properties and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

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

Hotel Property Portfolio Activity

Acquisitions

We acquired 14 hotel properties in 2017 and four hotel properties in 2016. A summary of these acquisitions is as follows (dollars in thousands):

Date Acquired	Franchise/Brand	Location	Guestrooms	Purchase Price(1)
Year Ended December 31, 2017
March 1, 2017	Homewood Suites	Aliso Viejo (Laguna Beach), CA	129	$38,000
March 30, 2017	Hyatt Place	Phoenix (Mesa), AZ	152	22,200
May 23, 2017	Courtyard by Marriott	Fort Lauderdale, FL	261	85,000
June 9, 2017	Courtyard by Marriott	Charlotte, NC	181	56,250
June 21, 2017	Courtyard by Marriott	Fort Worth, TX	203	40,000
June 21, 2017	Courtyard by Marriott	Kansas City, MO	123	24,500
June 21, 2017	Courtyard by Marriott	Pittsburgh, PA	182	42,000
June 21, 2017	Hampton Inn & Suites	Baltimore, MD	116	18,000
June 21, 2017	Residence Inn by Marriott	Baltimore, MD	188	38,500
July 13, 2017	AC Hotel by Marriott	Atlanta, GA	255	57,500
November 14, 2017	Courtyard by Marriott	New Haven, CT	207	63,400
November 14, 2017	Hilton Garden Inn	Waltham, MA	148	32,300
November 14, 2017	Homewood Suites	Tucson, AZ	122	25,300
November 14, 2017	Residence Inn by Marriott	Cleveland, OH	175	43,000
			2,442	$585,950	(2)
Year Ended December 31, 2016
January 19, 2016	Courtyard by Marriott	Nashville, TN	226	$71,000
January 20, 2016	Residence Inn by Marriott	Atlanta, GA	160	38,000
August 9, 2016	Marriott	Boulder, CO	157	61,400
October 28, 2016	Hyatt Place	Chicago, IL	206	73,750
			749	$244,150	(3)

(1)
In addition to the purchase price, we generally anticipate investing additional amounts for hotel renovations at the time we purchase a hotel property. Such additional investments are included in our underwriting of the hotel property prior to purchase, but are not included in the table above.. See Item 7. – "Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures."

(2)	The net assets acquired totaled $588.8 million due to the purchase at settlement of $0.2 million of net working capital assets and capitalized transaction costs of $2.6 million.

(3)	The net assets acquired totaled $244.7 million due to the purchase at settlement of $0.6 million of net working capital assets.

The purchase price of the 14 hotels acquired in 2017 was funded by a combination of the net proceeds of our Series E cumulative redeemable preferred stock offering, the net proceeds from the sale of common stock, advances on our senior unsecured credit and term loan facility, advances on our 2017 term loan, cash generated from the sale of properties, and operating cash flows. The purchase price in 2016 was funded by the net proceeds of our Series D cumulative redeemable preferred stock offering, net proceeds from the sale of common stock, advances on our senior unsecured credit and term loan facility, cash generated from the sale of properties, and operating cash flows.

Dispositions to Affiliates of Hospitality Investors Trust, Inc. (formerly American Realty Capital Hospitality Trust, Inc.)

On February 11, 2016, we completed the sale of six hotels to affiliates of Hospitality Investors Trust, Inc. ("HIT") for an aggregate selling price of $108.3 million (the "HIT Sale"), with the proceeds from the HIT Sale being used to complete certain reverse 1031 Exchanges. The hotels acquired by us for the reverse 1031 Exchanges included the 179-guestroom Courtyard by Marriott in Atlanta (Decatur), GA on October 20, 2015 for a purchase price of $44.0 million and the 226-guestroom Courtyard by Marriott, Nashville, TN for a purchase price of $71.0 million on January 19, 2016.  The completion of the reverse 1031 Exchanges resulted in the deferral of taxable gains of approximately $74.0 million and the pay-down of our unsecured revolving credit facility by $105.0 million. Additionally, we repaid a mortgage loan totaling $5.8 million related to the sale of a hotel to HIT. The HIT Sale resulted in a $56.8 million gain, of which $20.0 million was initially deferred related to seller financing that we provided as described below.

In connection with the HIT Sale, the Operating Partnership entered into a loan agreement with HIT, as borrower, which provided for a loan by the Operating Partnership to HIT in the amount of $27.5 million (the “Loan” or "Loan Agreement").  The proceeds of the Loan were required to be applied by HIT as follows: (i) $20.0 million was applied toward the payment of a portion of the $108.3 million purchase price for the six hotels acquired by HIT as part of the HIT Sale; and (ii) the remaining $7.5 million was applied by HIT to fund the escrow deposit required for the purchase of eight hotels as described below. Through December 31, 2016, we had recognized as income $5.0 million of the deferred gain upon receipt of scheduled repayments of the principal balance of the loan from HIT. On March 31, 2017, HIT repaid the remaining $22.5 million principal balance of the Loan and payment-in-kind (“PIK”) interest of $1.2 million. As such, we recognized as income during the year ended December 31, 2017 the remaining $15.0 million of the deferred gain related to the sale of six hotels to HIT.

Pursuant to an agreement entered into by the Company and an affiliate of HIT on February 11, 2016, as such agreement was subsequently modified and extended, the affiliate of HIT was to purchase ten of the Company's hotels. Two of the hotels were sold during 2016 to a purchaser not affiliated with HIT, as permitted by the agreement.

On April 27, 2017, we completed the sale of seven of the remaining eight hotels to an affiliate of HIT for a total selling price of $66.8 million, resulting in a net gain of approximately $16.0 million. The seven hotels sold were as follows:

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

On June 2, 2017, we completed the sale of the Courtyard by Marriott, El Paso, TX, which was the final hotel under contract for sale to HIT, to a third-party purchaser that is unrelated to HIT. The sale of this property resulted in the realization of a net gain of $0.4 million during the year ended December 31, 2017. As a result of this sale, HIT has fulfilled its purchase obligations to us.

Other Dispositions

On March 30, 2017, we completed the sale of the Hyatt Place in Atlanta, GA for $14.5 million and repaid a related mortgage loan totaling $6.5 million. The sale of this property resulted in the realization of a net gain of $4.8 million during the year ended December 31, 2017.

On July 21, 2017, we completed the sale of three hotel properties in Fort Worth, TX for an aggregate sales price of $27.8 million, resulting in a net gain of $8.1 million. The proceeds from this sale were used to complete a 1031 Exchange, which resulted in the deferral of taxable gains of $8.6 million.

The sale of these four properties during the year ended December 31, 2017 resulted in the realization of a combined net gain of $12.9 million.

On May 13, 2016, we completed the sale of the Holiday Inn Express & Suites in Irving (Las Colinas), TX for $10.5 million.

We also completed the sale of two properties previously contracted for sale to HIT to third parties unrelated to HIT. The first sale was the Aloft in Jacksonville, FL for $8.6 million on June 1, 2016. The second sale was the Holiday Inn Express in Vernon Hills, IL for $5.9 million on June 7, 2016. The proceeds from the sale of the Holiday Inn Express & Suites in Irving

(Las Colinas), TX and the Holiday Inn Express in Vernon Hills, IL were used to complete a reverse 1031 Exchange with the acquisition of the 160-guestroom Residence Inn by Marriott in Atlanta, GA on January 20, 2016 for a purchase price of $38.0 million. The completion of the reverse 1031 Exchange resulted in the deferral of taxable gains of approximately $5.1 million.

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

The sale of these four properties during the year ended December 31, 2016 resulted in the realization of a combined net gain of $8.1 million.

A summary of the dispositions in 2017 and 2016 follows (dollars in thousands):

Disposition Date	Franchise/Brand	Location	Guestrooms	Gross Sales Price
Year Ended December 31, 2017
March 30, 2017	Hyatt Place	Atlanta, GA	150	$14,500
April 27, 2017	Courtyard by Marriott	Jackson, MS	117	9,774
April 27, 2017	Courtyard by Marriott	Germantown, TN	93	11,615
April 27, 2017	Fairfield Inn & Suites by Marriott	Germantown, TN	80	4,866
April 27, 2017	Homewood Suites	Ridgeland, MS	91	9,676
April 27, 2017	Residence Inn by Marriott	Jackson, MS	100	14,030
April 27, 2017	Residence Inn by Marriott	Germantown, TN	78	8,910
April 27, 2017	Staybridge Suites	Ridgeland, MS	92	7,882
June 2, 2017	Courtyard by Marriott	El Paso, TX	90	11,150
July 21, 2017	Fairfield Inn & Suites by Marriott	Fort Worth, TX	70	4,700
July 21, 2017	Hampton Inn & Suites	Fort Worth, TX	105	13,834
July 21, 2017	Hilton Garden Inn	Fort Worth, TX	98	9,216
Total			1,164	$120,153
Year Ended December 31, 2016
February 11, 2016	Fairfield Inn & Suites	Bellevue, WA	144	$34,274
February 11, 2016	Fairfield Inn & Suites	Spokane, WA	84	13,542
February 11, 2016	Fairfield Inn & Suites	Denver, CO	160	19,118
February 11, 2016	Springhill Suites	Denver, CO	124	12,965
February 11, 2016	Hampton Inn	Fort Collins, CO	75	6,987
February 11, 2016	Hilton Garden Inn	Fort Collins, CO	120	21,397
May 13, 2016	Holiday Inn Express	Irving (Las Colinas), TX	128	10,500
June 1, 2016	Aloft	Jacksonville, FL	136	8,590
June 7, 2016	Holiday Inn Express	Vernon Hills, IL	119	5,900
July 6, 2016	Hyatt Place	Irving (Las Colinas), TX	122	14,000
Total			1,212	$147,273

The sale of the 12 properties during the year ended December 31, 2017 resulted in the realization of a combined net gain of $29.3 million.

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

Comparison of 2017 to 2016

The following table contains key operating metrics for our total portfolio and our same-store portfolio for 2017 compared with 2016 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned or leased as of December 31, 2017 and that we have owned or leased at all times since January 1, 2016.

	2017		2016		Year-over-Year Dollar Change		Year-over-Year Percentage/Basis Point Change
	Total Portfolio (83 hotels)	Same-Store Portfolio (65 hotels)	Total Portfolio (81 hotels)	Same-Store Portfolio (65 hotels)	Total Portfolio (83/81 hotels)	Same-Store Portfolio (65 hotels)	Total Portfolio (83/81 hotels)		Same-Store Portfolio (65 hotels)
Total revenues	$515,377	$400,688	$473,935	$401,019	$41,442	$(331)	8.7%		(0.1)%
Hotel operating expenses	$325,604	$255,420	$295,681	$249,163	$29,923	$6,257	10.1%		2.5%
Occupancy	78.9%	78.9%	77.9%	78.1%	n/a	n/a	100	bps	80	bps
ADR	$146.74	$144.09	$141.77	$145.15	$4.97	$(1.06)	3.5%		(0.7)%
RevPAR	$115.80	$113.65	$110.41	$113.41	$5.39	$0.24	4.9%		0.2%

The total portfolio information above includes revenues and expenses from the 14 hotels we acquired in 2017 (the “2017 Acquired Hotels”) and the four hotel properties that we acquired in 2016 (the “2016 Acquired Hotels”) from the date of acquisition through December 31, 2017, and operating information (occupancy, ADR, and RevPAR) for the period each hotel was owned. Accordingly, the information does not reflect a full twelve months of operations in 2017 for the 2017 Acquired Hotels or a full twelve months of operations in 2016 for the 2016 Acquired Hotels. The combined 2017 Acquired Hotels and 2016 Acquired Hotels are referred to as the “2017/2016 Acquired Hotels.”

Revenues. Total revenues for the total portfolio increased $41.4 million, or 8.7%, in 2017. The growth was due to incremental revenues of $72.7 million generated by the 2017/2016 Acquired Hotels, partially offset by a $0.3 million decline in same-store revenues and a $31.0 million decline in revenue related to the hotel properties sold during the period.

Same-store revenues were relatively consistent from 2016 to 2017 due to the lower-than-expected performance of hotels in certain geographies due to increased supply or other economic challenges, partially offset by our strong revenue and asset management programs and strategic and brand-required renovations made at our same-store hotels.

RevPAR for the total portfolio increased by 4.9% in 2017 compared to 2016 as the result of the purchase of higher RevPAR hotel properties with the 2017/2016 Acquired Hotels, which produced an aggregate RevPAR of $134.15 in 2017; the sale of lower RevPAR hotels since December 31, 2016, which produced an aggregate RevPAR of $81.00 in 2016; and an increase in RevPAR for same-store hotel properties of 0.2% in 2017.

The following table summarizes our hotel operating expenses for our same-store (65 hotels) portfolio for 2017 and 2016 (dollars in thousands):

			Percentage	Percentage of Revenue
	2017	2016	Change	2017	2016
Rooms expense	$97,444	$93,143	4.6%	24.3%	23.2%
Other direct expense	53,239	53,747	(0.9)%	13.3%	13.4%
Other indirect expense	104,737	102,273	2.4%	26.1%	25.5%
Total hotel operating expenses	$255,420	$249,163	2.5%	63.7%	62.1%

Hotel Operating Expenses. Hotel operating expenses for the total portfolio and same-store portfolio increased $29.9 million and $6.3 million, respectively, in 2017 compared to 2016. Hotel operating expenses for the total portfolio were affected by incremental expenses from the 2017/2016 Acquired Hotels offset by a reduction of expenses from sold hotels.

The increase in same-store rooms expense in 2017 was primarily due to an increase in occupancy which drove increased labor costs of $2.6 million.  We anticipate that labor costs are likely to continue to grow modestly due to the upward pressure on wages in certain markets with lower unemployment rates.

Other direct expense for the same-store portfolio is generally fixed in nature and declined slightly in 2017 compared to 2016.

Other indirect expense for the same-store portfolio increased by 2.4% in 2017 compared to 2016 primarily due to an increase in property tax expenses of $2.5 million.

Other Corporate Expenses

Depreciation and Amortization. Depreciation and amortization expense increased $13.5 million, or 18.7%, in 2017, primarily due to incremental depreciation associated with the 2017/2016 Acquired Hotels of $15.2 million partially offset by the decrease in depreciation and amortization related to the properties disposed in 2016 and 2017 of $1.4 million.

Corporate General and Administrative. Corporate general and administrative expenses increased by $0.3 million, or 1.6%, in 2017. This increase was primarily due to an increase in stock-based compensation expense of $1.7 million and other miscellaneous general and administrative expenses of $0.6 million, partially offset by a reduction in employee-related incentive compensation costs of $2.0 million.

Gain on Disposal of Assets. Gain on disposal of assets decreased by $6.6 million in 2017.  This reduction is primarily due to the sale of ten hotels in 2016 for a net gain of $49.8 million compared to the sale of 12 hotels in 2017 for a net gain of $29.3 million coupled with the recognition of $15.0 million in deferred gains related to the HIT Sale.

Income Tax Expense/Benefit. In 2017, we recorded an income tax expense of $1.7 million, which includes $0.6 million associated with the remeasurement of our deferred tax assets as a result of the passage of TCJA in December 2017, which reduced the maximum corporate federal income tax rate to 21% beginning on January 1, 2018.

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

	2016		2015		Year-over-Year Dollar Change		Year-over-Year Percentage/Basis Point Change
	Total Portfolio (81 hotels)	Same-Store Portfolio (70 hotels)	Total Portfolio (87 hotels)	Same-Store Portfolio (70 hotels)	Total Portfolio (81/87 hotels)	Same-Store Portfolio (70 hotels)	Total Portfolio (81/87 hotels)		Same-Store Portfolio (70 hotels)
Total revenues	$473,935	$384,815	$463,455	$372,370	$10,480	$12,445	2.3%		3.3%
Hotel operating expenses	$295,681	$242,891	$295,828	$238,639	$(147)	$4,252	—%		1.8%
Occupancy	77.9%	77.7%	77.2%	77.1%	n/a	n/a	70	bps	60	bps
ADR	$141.77	$138.75	$132.32	$135.27	$9.45	$3.48	7.1%		2.6%
RevPAR	$110.41	$107.83	$102.20	$104.35	$8.21	$3.48	8.0%		3.3%

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

Revenues. Total revenues increased by $10.5 million, or 2.3%, in 2016. The growth was due to a $12.4 million increase in same-store revenues and a $57.9 million increase in revenues at the 2016/2015 Acquired Hotels partially offset by a $59.8 million decrease in revenue related to the hotel properties sold during the period.

The same-store revenue increase of 3.3% in 2016 was due to a 60-basis point increase in same-store occupancy in 2016 compared with 2015, and a 2.6% increase in same-store ADR in 2016 compared with 2015. The increases in same-store occupancy and same-store ADR resulted in a 3.3% increase in same-store RevPAR from 2015 to 2016. These increases were due to general economic conditions, our strong revenue and asset management programs, hotel industry fundamentals and strategic and brand-required renovations made at our same-store hotel properties.

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

Hotel Operating Expenses. Hotel operating expenses for the total portfolio decreased by $0.1 million and the same-store portfolio increased by $4.3 million in 2016 compared to 2015.

The increase in same-store rooms expense in 2016 was consistent with the increase in revenues. Other direct expense and other indirect expense for the same-store portfolio remained generally consistent in 2016 compared to 2015.

Other Corporate Expenses

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

Loss on Impairment of Assets. At December 31, 2016, we were under contract to sell the Courtyard by Marriott in El Paso, TX for $11.0 million. We recorded a loss on impairment of assets of $0.6 million during the year ended December 31, 2016 to reduce the carrying value of the hotel to the estimated net selling price. We completed the sale of this hotel in June 2017.

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

Other Income/Expense. Other income decreased by $8.6 million, or 77.0%, in 2016, primarily due to the earnest money deposit of $9.1 million that we received in the fourth quarter of 2015 as a result of HIT terminating the agreement to purchase ten hotel properties that was scheduled to close on December 29, 2015.

Income Tax Expense/Benefit. Our total income tax benefit in 2016 was $1.5 million based on the performance of our TRS lessees and a deferred tax adjustment related to corporate general and administrative expenses allocated to our TRS lessees.

In 2015, income tax expense was $0.6 million due in part to the valuation allowance recorded against our deferred tax assets.  At December 31, 2015, we reduced our valuation allowance to zero as we had sufficient positive evidence to conclude that a valuation allowance was no longer needed on our net deferred tax assets.  The release of the valuation allowance resulted in a non-cash tax benefit of $0.1 million.

Non-GAAP Financial Measures

We consider funds from operations (“FFO”) and EBITDA, both of which are financial measures not prescribed by GAAP ("non-GAAP"), to be useful to investors as key supplemental measures of our operating performance. We caution investors that amounts presented in accordance with our definitions of FFO and EBITDA may not be comparable to similar measures disclosed by other companies, since not all companies calculate these non-GAAP financial measures in the same manner. FFO and EBITDA should be considered along with, but not as alternatives to, net income (loss) as a measure of our operating performance. FFO and EBITDA may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, debt service obligations and other commitments and uncertainties. Although we believe that FFO and EBITDA can enhance the understanding of our financial condition and results of operations, these non-GAAP financial measures are not necessarily better indicators of any trend as compared to a comparable GAAP measure such as net income (loss).

Funds From Operations

As defined by Nareit, FFO represents net income or loss (computed in accordance with GAAP), excluding preferred dividends, gains (or losses) from sales of real property, impairment losses on real estate assets, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization related to real estate assets, and adjustments for unconsolidated partnerships and joint ventures. Unless otherwise indicated, we present FFO applicable to our common shares and Common Units. We present FFO because we consider it an important supplemental measure of our operational performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, it provides a performance measure that, when compared year over year, reflects the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our computation of FFO differs slightly from the computation of Nareit-defined FFO related to the reporting of corporate depreciation and amortization expense. Our computation of FFO may also differ from the methodology for calculating FFO used by other equity REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. Where indicated in this Annual Report on Form 10-K, FFO is based on our computation of FFO and not the computation of Nareit-defined FFO unless otherwise noted.

The following is a reconciliation of our GAAP net income to FFO for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share/unit amounts):

	2017	2016	2015
Net income	$99,521	$108,261	$125,256
Preferred dividends	(17,408)	(18,232)	(16,588)
Premium on redemption of preferred stock	(2,572)	(2,125)	—
Net income applicable to common shares and common units	79,541	87,904	108,668
Real estate-related depreciation	85,524	72,063	63,675
Loss on impairment of assets	—	577	1,115
Gain on disposal of assets	(43,209)	(49,855)	(65,067)
FFO applicable to common shares and common units	$121,856	$110,689	$108,391
FFO per common share/common unit	$1.21	$1.26	$1.24
Weighted average diluted common shares/common units(1)	100,372	87,798	87,144

(1)       Includes Common Units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the Common Units are redeemable for cash or, at our election, shares of our common stock.

During the year ended December 31, 2017, FFO applicable to common shares and common units increased by $11.2 million, or 10.1%, over the prior year due primarily to an increase in operating income resulting from an increase in acquired hotels, net of sold hotels.

During the year ended December 31, 2016, FFO applicable to common shares and common units increased by $2.3 million, or 2.1%, over the prior year primarily due to a net increase in hotel operations of $10.6 million. The increase was partially offset by a decline in other income of $8.6 million primarily due to the $9.1 million earnest money deposit that was forfeited by HIT in the fourth quarter of 2015.

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA represents net income or loss, excluding: (i) interest, (ii) income tax expense and (iii) depreciation and amortization. We believe EBITDA is useful to an investor in evaluating our operating performance because it provides investors with an indication of our ability to incur and service debt, to satisfy general operating expenses, to make capital expenditures and to fund other cash needs or reinvest cash into our business. We also believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our asset base (primarily depreciation and amortization) from our operating results. Our management team also uses EBITDA as one measure in determining the value of acquisitions and dispositions.

The following is a reconciliation of our GAAP net income to EBITDA for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Net income	$99,521	$108,261	$125,256
Depreciation and amortization	85,927	72,406	64,052
Interest expense	29,687	28,091	30,414
Interest income	(104)	(22)	(998)
Income tax expense (benefit)	1,674	(1,450)	553
EBITDA	$216,705	$207,286	$219,277

During the year ended December 31, 2017, EBITDA increased by $9.4 million, or 4.5%, from the prior year primarily due to an increase in operating income resulting from an increase in acquired hotels, net of sold hotels, and a reduction in hotel acquisition costs of $3.1 million, partially offset by a decrease in gain on disposal of assets of $6.6 million during the year ended December 31, 2017 in comparison with the prior year.

During the year ended December 31, 2016, EBITDA decreased by $12.0 million, or 5.5%, from the prior year primarily due to a decrease in gain on disposal of assets of $15.2 million and other income of $8.6 million, partially offset by an increase in total revenues of $10.5 million during the year ended December 31, 2016 in comparison with the prior year. The increase in revenues was the result of increases in occupancy and ADR as discussed above under “Results of Operations — Comparison of 2016 to 2015 — Revenues.” The decline in other income was primarily due to the $9.1 million earnest money deposit that was forfeited by HIT in the fourth quarter of 2015 as a result of terminating the agreement to purchase ten hotel properties that was scheduled to close on December 29, 2015.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with internal and brand standards, capital expenditures to improve our hotel properties, hotel development costs, acquisitions, interest payments, settlement of interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations and distributions to our stockholders. Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other non-recurring capital expenditures that periodically are made with respect to our hotel properties, dividend distributions, and scheduled debt payments, including maturing loans.

To satisfy the requirements for qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to distribute a sufficient amount of our taxable income to maintain our status as a REIT and to avoid tax on undistributed income. Because we anticipate distributing a substantial amount of our available cash from operations, if sufficient funds are not available to us from hotel dispositions, our senior unsecured revolving credit and term loan facilities and additional mortgage and other loans, we will need to raise capital to grow our business and invest in additional hotel properties.

We expect to satisfy our liquidity requirements with cash provided by operations, working capital, short-term borrowings under our $450 million senior unsecured credit and term loan facility, term debt, repayment of notes receivable, the strategic sale of hotels and the release of restricted cash upon satisfaction of the usage requirements. In addition, we may fund the purchase price of hotel acquisitions, hotel development costs, and cost of required capital improvements by borrowing under our senior unsecured credit and term loan facility, assuming mortgage debt from the seller on acquired hotels, issuing securities (including common units issued by our Operating Partnership), or incurring mortgage or other types of debt. Further, we may seek to meet our liquidity requirements by raising capital through public or private offerings of our equity or debt securities. However, certain factors may have an adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders, volatility in the equity and debt capital markets and other market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all. We believe that our cash provided by operations, working capital, borrowings available under our $450 million senior unsecured credit and term loan facility, our MetaBank Loan (defined below), and our 2017 Term Loan (defined below) and other sources of funds available to us will be sufficient to meet our ongoing liquidity requirements for at least the next 12 months.

On May 15, 2017, we completed a public offering of 10,350,000 common shares for net proceeds of $163.8 million, after the underwriting discount and offering-related expenses of $7.0 million. The net proceeds from the offering were used to repay borrowings under our senior unsecured revolving credit facility, to acquire additional hotel properties and for general corporate purposes. See "Note 6 - Equity" to the Consolidated Financial Statements for additional information.

On May 25, 2017, we entered into the 2017 ATM (as defined in Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Transactions") pursuant to which we may sell our common stock having an aggregate offering price of up to $200.0 million. At the same time, we terminated each of the sales agreements entered into in connection with its prior at-the-market offering program, which was established in August 2016 and under which 6,151,514 shares of our common stock were sold for net proceeds of approximately $89.1 million. To date, we have not sold any shares of our common stock under the 2017 ATM.

On June 30, 2017, we entered into a $47.6 million secured, non-recourse loan with MetaBank (the "MetaBank Loan"). See "Note 5 - Debt" to the Consolidated Financial Statements for additional information.

On August 1, 2017, a loan receivable of $10.1 million, recorded as Investment in Real Estate Loans, net at December 31, 2016, was repaid in full by the borrower.

On September 26, 2017, we entered into a $225.0 million unsecured term loan with KeyBank National Association as administrative agent (the "2017 Term Loan") which includes an accordion feature which allows us to increase the total commitments by an aggregate of $175.0 million prior to the maturity date, subject to certain conditions. See "Note 5 - Debt" to the Consolidated Financial Statements for additional information.

On November 13, 2017, we completed the offering of 6,400,000 shares of our 6.25% Series E cumulative redeemable preferred stock for net proceeds of $154.7 million, after the underwriting discount and offering-related expenses of $5.3 million.

At December 31, 2017, our scheduled debt principal amortization payments during the next 12 months will total approximately $8.2 million. Although we believe we will have the capacity to satisfy these debt maturities and pay these scheduled principal debt payments or that we will be able to fund them using draws under our $450 million senior unsecured credit and term loan facility, there can be no assurances that our credit facility will be available to repay such amortizing debt as draws under our credit facility are subject to certain financial covenants. At December 31, 2017, we were in compliance with all of our covenants under the $450 million senior unsecured credit and term loan facility.

We anticipate making renovations and other non-recurring capital expenditures with respect to our hotel properties pursuant to property improvement plans required by our franchisors and our internal quality standards. During 2018, we expect capital expenditures at hotel properties we own to be in the range of $45.0 million to $65.0 million. Actual amounts may differ from our expectations.  We may also make renovations and incur other non-recurring capital expenditures in 2018 at hotel properties that we acquire in the future. We are developing a hotel in Orlando, FL on a parcel of land that we own. We expect the total development costs for the construction of the hotel to be approximately $30.0 million. We have incurred $21.0 million of costs to date and we have reclassified the carrying amount of the land parcel of $2.8 million from Land Held for Development to Investment in Hotel Properties Under Development during the year ended December 31, 2017 in connection with our development activities. We anticipate that construction of this hotel will be complete by mid-year 2018 and the hotel will be open for business shortly thereafter.

Cash Flow Analysis

The following table summarizes changes in cash flows for the years ended December 31, 2017 and December 31, 2016:

	For the Years Ended December 31,
	2017	2016	Change
	(in thousands)
Net cash provided by operating activities	$146,923	$137,935	$8,988
Net cash used in investing activities	(515,520)	(154,443)	(361,077)
Net cash provided by financing activities	370,448	21,876	348,572
Net change in cash and cash equivalents	$1,851	$5,368	$(3,517)

The increase in net cash provided by operating activities of $9.0 million from 2016 to 2017 primarily resulted from an increase in net income of $15.5 million, after adjusting for non-cash items, such as depreciation and amortization and gains on the sale of assets, and partially offset by net changes in working capital of $6.5 million primarily due to the timing of working capital changes.

The $361.1 million increase in net cash used in investing activities in 2017 compared with 2016 is primarily due to an increase in cash used for asset acquisitions of $344.1 million, a reduction in proceeds from asset dispositions of $24.6 million, an increase in investments in hotel properties under development of $21.0 million, and a change in escrow deposits for acquisitions of hotel properties of $10.0 million. These outflows were partially offset by net repayments of real estate loans receivable of $34.3 million and a reduction in capital expenditures of $5.2 million.

The $348.6 million increase in net cash from financing activities in 2017 compared with 2016 is primarily due to the increase in net proceeds from stock offerings of $157.0 million and an increase in net borrowings of $235.1 million, partially offset by an increase in cash paid for the redemption of preferred stock of $25.0 million and an increase in dividends of $18.9 million.

The following table summarizes changes in cash flows for the years ended December 31, 2016 and December 31, 2015:

	For the Years Ended December 31,
	2016	2015	Change
	(in thousands)
Net cash provided by operating activities	$137,935	$132,216	$5,719
Net cash used in investing activities	(154,443)	(131,112)	(23,331)
Net cash provided by (used in) financing activities	21,876	(10,359)	32,235
Net change in cash and cash equivalents	$5,368	$(9,255)	$14,623

The increase in net cash provided by operating activities of $5.7 million from 2015 to 2016 primarily resulted from an increase in net income of $2.4 million, after adjusting for non-cash items, and favorable net changes in working capital of $3.4 million.

The $23.3 million increase in net cash used in investing activities in 2016 compared with 2015 is primarily due to an increase in cash used for asset acquisitions of $8.2 million, an increase in funding of real estate loans, net of repayments, of $17.1 million, a change in restricted cash reserves of $14.3 million, and a reduction in proceeds from asset dispositions of $4.7 million. These outflows were partially offset by a change in escrow deposits for acquisitions of hotel properties of $20.1 million.

The $32.2 million increase in net cash from financing activities in 2016 compared with 2015 is primarily due to the net proceeds from stock offerings of $161.3 million partially offset by a decrease in net borrowings of $69.8 million, cash paid for the redemption of preferred stock of $50.0 million and an increase in dividends of $9.1 million.

Outstanding Indebtedness

At December 31, 2017, we had $343.1 million in outstanding indebtedness secured by first priority mortgage liens on 33 hotel properties. We also had borrowed $165.0 million on our $450 million senior unsecured credit and term loan facility (the “2016 Unsecured Credit Facility”), $140.0 million on our 2015 Term Loan (as defined in "Note 5 - Debt" to the Consolidated Financial Statements), and $225.0 million on our 2017 Term Loan (defined below), each of which were supported at December 31, 2017 by a borrowing base of 50 unencumbered hotel properties. At December 31, 2017, the maximum amount of borrowing permitted under the 2016 Unsecured Credit Facility was $450.0 million, of which we had borrowed $165.0 million and $285.0 million was available to borrow. Please see "Note 5 - Debt" to the Consolidated Financial Statements for additional information concerning the 2016 Unsecured Credit Facility, the 2015 Term Loan and the 2017 Term Loan.

At February 15, 2018, we had borrowed $160.0 million on our $450 million 2016 Unsecured Credit Facility, which which was supported by 50 hotel properties included in the credit facility borrowing base.

On June 30, 2017, we entered into a $47.6 million secured, non-recourse loan with MetaBank (the "MetaBank Loan"). The MetaBank Loan includes a delayed draw feature, at no additional cost. At September 30, 2017, we had drawn $25.0 million on the MetaBank Loan. On December 28, 2017, we drew the remaining $22.6 million available under the MetaBank Loan and used the proceeds to pay down the principal balance of our revolving credit facility. See "Note 5 - Debt" to the Consolidated Financial Statements for additional information concerning the MetaBank Loan.

On September 26, 2017, we entered into a $225.0 million unsecured term loan (the "2017 Term Loan") which includes an accordion feature which allows us to increase the total commitments by an aggregate of $175.0 million prior to the maturity date, subject to certain conditions. The 2017 Term Loan matures on November 25, 2022. On September 26, 2017, we drew $125.0 million of the $225.0 million available under the 2017 Term Loan and used the proceeds to pay down the principal balance of our revolving credit facility. On December 11, 2017, we drew the remaining $100.0 million of the $225.0 million available under the 2017 Term Loan and used the proceeds to pay down the principal balance of our senior unsecured credit and term loan facility. See "Note 5 - Debt" to the Consolidated Financial Statements for additional information.

On October 2, 2017, we entered into two separate $100 million interest rate swap agreements, with an effective date of January 29, 2018, to fix the interest rate on a portion of our variable interest rate unsecured indebtedness.  The swaps convert LIBOR from a floating rate to an average fixed rate of 1.98% through January 31, 2023.

We intend to secure or assume term loan financing or use our senior unsecured credit and term loan facility, together with other sources of financing, to fund future acquisitions and capital improvements. We may not succeed in obtaining new financing on favorable terms, or at all, and we cannot predict the size or terms of future financings. Our failure to obtain new financing could adversely affect our ability to grow our business.

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

     A summary of our debt at December 31, 2017 is as follows (dollars in thousands):

Lender	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Encumbered Properties	Principal Amount Outstanding
$450 Million Senior Unsecured Credit and Term Loan Facility
Deutsche Bank AG New York Branch
$300 Million Revolver	3.21% Variable	n/a	March 31, 2020	n/a	$15,000
$150 Million Term Loan	3.40% Variable(1)	n/a	March 31, 2021	n/a	150,000
Total Senior Unsecured Credit and Term Loan Facility					165,000

Unsecured Term Loan
KeyBank National Association, as Administrative Agent
Term Loan	3.51% Variable	n/a	April 7, 2022	n/a	140,000
KeyBank National Association
Term Loan	3.11% Variable	n/a	November 25, 2022	n/a	225,000

Secured Mortgage Indebtedness
Voya	5.18% Fixed	20	March 1, 2019	2(2)	40,015
	5.18% Fixed	20	March 1, 2019	4(2)	35,865
	5.18% Fixed	20	March 1, 2019	2(2)	23,130
	5.18% Fixed	20	March 1, 2019	1(2)	16,431
KeyBank National Association	4.46% Fixed	30	February 1. 2023	4	26,928
	4.52% Fixed	30	April 1, 2023	3	20,877
	4.30% Fixed	30	April 1, 2023	3	20,211
	4.95% Fixed	30	August 1, 2023	2	36,093
Western Alliance Bank	5.39% Fixed	25	April 1, 2020	1	8,701
	5.39% Fixed	25	April 1, 2020	1	4,685
MetaBank	4.44% Fixed	25	July 1, 2027	3	47,640
Bank of Cascades	3.56% Variable	25	December 19, 2024	1(3)	9,023
	4.30% Fixed	25	December 19, 2024	—(3)	9,023
Compass Bank	3.96% Variable	25	May 6, 2020	3	22,773
Western Alliance Bank	5.39% Fixed	25	April 1, 2020	1	5,769
	5.39% Fixed	25	April 1, 2020	1	4,926
U.S. Bank, NA	6.13% Fixed	25	November 11, 2021	1	11,019
Total Mortgage Loans					343,109
Total Debt				33	$873,109

(1) Our interest rate swap fixed a portion of the interest rate on this loan. See "Note 6 - Derivative Financial Instruments and Hedging" to the Consolidated Financial Statements.
(2) The nine hotel properties encumbered by the Voya mortgage loans are cross-collateralized, and the four Voya mortgage loans are cross-defaulted.
(3) The Bank of Cascades mortgage loans are secured by the same collateral and cross-defaulted.

Equity Transactions

On May 9, 2017, the Company and the Operating Partnership entered into an underwriting agreement (the “Underwriting Agreement”) with Raymond James & Associates, Inc. and Deutsche Bank Securities Inc., as the representatives of the several underwriters named therein, relating to the issuance and sale of 9,000,000 shares of our common stock at a public offering price of $16.50 per share, less an underwriting discount of $0.66 per share. Pursuant to the terms of the Underwriting Agreement, we granted the underwriters a 30-day option to purchase up to an additional 1,350,000 shares of common stock on the same terms, which the underwriters exercised in full on May 10, 2017. The closing of the offering occurred on May 15, 2017 for net proceeds of $163.8 million, after the underwriting discount and offering-related expenses of $7.0 million. The net proceeds from the offering were used for repayment of borrowings under our senior unsecured revolving credit facility, acquisitions of additional hotel properties and general corporate purposes.

On May 25, 2017, the Company and the Operating Partnership entered into separate sales agreements (collectively, the “Sales Agreements”) with each of Robert W. Baird & Co. Incorporated, Raymond James & Associates, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., RBC Capital Markets, LLC, KeyBanc Capital Markets Inc., Canaccord Genuity Inc., Jefferies LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, and BTIG, LLC (collectively, the “Sales Agents”), pursuant to which we may sell our common stock having an aggregate offering price of up to $200.0 million (the “Shares”), from time to time through the Sales Agents, each acting as a sales agent or principal (the "2017 ATM"). At the same time, we terminated each of the sales agreements entered into in connection with its prior at-the-market offering program, which was established in August 2016 and under which 6,151,514 shares of our common stock were sold for net proceeds of approximately $89.1 million. To date, we have not sold any shares of our common stock under the 2017 ATM. During 2017, we incurred costs totaling $0.2 million related to the 2017 ATM.

Pursuant to the Sales Agreements, the Shares may be offered and sold through any Sales Agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with our prior consent, in privately negotiated transactions. Each Sales Agent will be entitled to compensation of 2.0% of the gross proceeds of the Shares sold through such Sales Agent from time to time under the related Sales Agreement. We have no obligation to sell any of the Shares under the Sales Agreements and may at any time suspend solicitations and offers under, or terminate, any of the Sales Agreements.

On November 13, 2017, we completed the offering of 6,400,000 shares of our 6.25% Series E cumulative redeemable preferred stock for net proceeds of $154.7 million, after the underwriting discount and offering-related expenses of $5.3 million. The proceeds were used to repay the outstanding balance on our revolving line of credit to facilitate the redemption of the Series B Preferred Stock which occurred in December 2017 and the recently announced redemption of the Series C Preferred Stock which will occur in March 2018.

On December 11, 2017, we paid $75.2 million to redeem all 3,000,000 of our outstanding 7.875% Series B cumulative redeemable preferred shares at a redemption price of $25 per share plus accrued and unpaid dividends.

Capital Expenditures

During the year ended December 31, 2017, we funded $37.2 million in capital expenditures.  We anticipate spending an estimated $45.0 million to $65.0 million on capital expenditures in 2018. We expect to fund these expenditures through a combination of cash provided by operations, working capital, borrowings under our $450 million senior unsecured credit and term loan facility, or other potential sources of capital, to the extent available to us.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at December 31, 2017 (dollars in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Debt obligations (1)	$873,109	$8,154	$190,846	$547,485	$126,624
Currently projected interest (2)	154,481	37,341	67,300	39,689	10,151
Operating lease obligations (3)	115,871	2,023	4,193	4,235	105,420
Purchase obligations (4)	5,444	5,444	—	—	—
Total	$1,148,905	$52,962	$262,339	$591,409	$242,195

(1)	Amounts shown include amortization of principal and debt maturities.

(2)	Interest payments on our variable rate debt have been estimated using the interest rates in effect at December 31, 2017, after giving effect to our interest rate swap.

(3)	Amounts consist primarily of non-cancelable ground lease and corporate office lease obligations.

(4)	This amount represents purchase orders and executed contracts for renovation projects at our hotel properties.

Inflation

Operators of hotel properties, in general, possess the ability to adjust guestroom rates daily to reflect the effects of inflation on our operating expenses. However, competitive pressures may limit the ability of our management companies to raise guestroom rates and thus, we may not be able to offset increased expenses with an increase in revenues.

Critical Accounting Policies

See "Note 2 - Basis of Presentation and Significant Accounting Policies" to the Consolidated Financial Statements.

New Accounting Standards

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, with the objective of providing guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for our fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively and early adoption is permitted. We have early adopted ASU No. 2017-01 for our fiscal year commencing on January 1, 2017. Under ASU No. 2017-01, we have concluded that each of the acquisitions completed in 2017 are the acquisition of assets. As such, we have capitalized the acquisition costs related to these transactions. The adoption of ASU No. ASU 2017-01 did not have a material effect on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with ASC No. 718, Compensation - Stock Compensation. ASC No. 2017-09 is effective for our fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively to an award modified on or after the adoption date and early adoption is permitted. Subsequent to year end, we applied the requirements of ASU No. 2017-09 to the modification of certain stock awards as described in "Note 16 - Subsequent Events."

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. During 2017, we elected to early adopt ASC No. 2017-12. The adoption of ASU No. 2017-12 did not have a material effect on our consolidated financial statements.

See "Note 2 - Basis of Presentation and Significant Accounting Policies" to the Consolidated Financial Statements.

Recent Developments

Equity Transactions

On January 1, 2018, the performance-based restricted stock awards granted on March 3, 2015 vested.  Based on our percentile ranking within the SNL U.S. REIT Hotel Index for the measurement period, the executive officers earned twice the number of shares granted. The executive officers were also entitled to dividends as if the additional shares had been outstanding throughout the measurement period. As a result of this vesting, we issued a total of 309,010 shares to our executive officers and paid dividends totaling $0.5 million.

As previously reported on the Current Report on Form 8-K filed by the Company on November 13, 2017, Gregory A. Dowell, Executive Vice President and Chief Financial Officer of the Company, notified the Company of his intent to retire from the Company effective March 31, 2018 (the “Retirement Date”). On January 24, 2018, in connection with Mr. Dowell’s planned retirement, the Company entered into a separation agreement and mutual general release agreement with Mr. Dowell (the “Initial Agreement”). On the Retirement Date, in connection with Mr. Dowell’s planned retirement, the Company and Mr. Dowell will enter into a Supplemental Mutual General Release Agreement (the “Supplemental Agreement”). In addition, on the Retirement Date, in connection with Mr. Dowell’s planned retirement, the Company and Mr. Dowell will enter into amendments to those two certain Stock Award Agreements (performance-based shares), dated March 8, 2016 and March 6, 2017, respectively, between the Company and Mr. Dowell (collectively the “Performance Awards”), to remove the requirement that Mr. Dowell remain employed by the Company to continue to be eligible to receive any shares that may vest.

The Initial Agreement, the Supplemental Agreement and the Amendments collectively provide or will provide, as the case may be, for the following: (i) accelerated vesting on the Retirement Date of all unvested service-based restricted shares of common stock previously awarded to Mr. Dowell pursuant to those two certain Stock Award Agreements (service-based shares), dated March 8, 2016 and March 6, 2017, between the Company and Mr. Dowell; (ii) the opportunity to earn unvested performance-based restricted shares of common stock in 2019 and 2020 based on the Company’s total shareholder return in accordance with the previously reported Performance Awards; (iii) a release by each party of all claims against the other party; and (iv) customary confidentiality, non-disparagement, non-compete and non-solicitation covenants.

On February 5, 2018, our Board of Directors declared cash dividends of $0.18 per share of common stock, $0.4453125 per share of 7.125% Series C Cumulative Redeemable Preferred Stock, $0.403125 per share of 6.45% Series D Cumulative Redeemable Preferred Stock, and $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock. These dividends are payable February 28, 2018 to stockholders of record on February 16, 2018.

On February 5, 2018, the Company announced that it will redeem all 3,400,000 of its outstanding 7.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Series C Preferred Stock”), at a redemption price for each share of Series C Preferred Stock of $25.00 plus accrued and unpaid dividends per share to, but not including, the redemption date of March 20, 2018.

Debt Transactions

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing term loan documentation as a subsidiary guarantor, entered into a new $225.0 million unsecured term loan (the “2018 Term Loan”).  The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the maturity date of February 14, 2025, subject to certain conditions, and a delayed draw feature that allows us to delay principal advances until May 16, 2018, at no additional cost.  At closing, we drew $140.0 million of the $225.0 million available under the 2018 Term Loan and used the proceeds to replace the 2015 Term Loan.

We pay interest on advances at varying rates, based upon, at our option, either (i) 1, 2, 3, or 6-month LIBOR, plus a LIBOR margin between 1.80% and 2.55%, depending upon our leverage ratio (as defined in the loan documents), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin between 0.80% and 1.55%, depending upon our leverage ratio.  We are required to pay other fees, including customary arrangement and administrative fees.  The 2018 Term Loan was entered into with KeyBank National Association, as administrative agent, Regions Bank, Raymond James Bank, N.A., PNC Bank, National Association, Capital One, and BB&T, as co-syndication agents, and KeyBanc Capital Markets Inc., Regions Capital Markets, Raymond James Bank, N.A., PNC Capital Markets, LLC, Capital One, National Association and Branch Banking and Trust Company as co-lead arrangers.

Financial and Other Covenants.  In addition, we are required to comply with a series of financial and other covenants in order to draw and maintain borrowings under the 2018 Term Loan, which are consistent with the 2015 Term Loan.

Unencumbered Assets.  The 2018 Term Loan is unsecured.  However, borrowings under the term loan are limited by the value of the assets that qualify as unencumbered assets.  As of February 15, 2018, the 50 unencumbered properties also supported the 2018 Term Loan.

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

At December 31, 2017, we were party to an interest rate derivative agreement, with a total notional amount of $75.0 million, where we receive variable-rate payments in exchange for making fixed-rate payments. This agreement is accounted for as a cash flow hedge and has a termination value of $0.2 million. The interest rate swap expires on October 1, 2018.

At December 31, 2017, after giving effect to our interest rate derivative agreement, $386.3 million, or 44.2%, of our debt had fixed interest rates and $486.8 million, or 55.8%, had variable interest rates.  At December 31, 2016, after giving effect to our interest rate derivative agreements, $359.9 million, or 54.7%, of our debt had fixed interest rates and $297.7 million, or 45.3%, had variable interest rates. Taking into consideration our existing $75.0 million interest rate swap an increase in interest rates of 1.0% would decrease our cash flows by approximately $4.9 million per year.

On October 2, 2017, we entered into two separate $100 million interest rate swap agreements with an effective date of January 29, 2018, to partially fix the interest rate on a portion of our variable interest rate unsecured indebtedness.  The swaps convert LIBOR from a floating rate to an average fixed rate of 1.98% through January 31, 2023. The interest rate swap agreements, when effective, will result in 67.2% of our debt having fixed interest rates and 32.8% having variable interest rates. Taking into consideration the effect of all of our interest rate swaps, an increase in interest rates of 1.0% would decrease our cash flows by approximately $2.9 million.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At December 31, 2017, we have scheduled payments of principal on debt in 2018 totaling approximately $8.2 million.

Item 8.        Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are included on pages F-1 through F-43 of this Annual Report on Form 10-K and are incorporated by reference herein.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that we had effective internal control over financial reporting as of December 31, 2017.

Ernst & Young LLP, our independent registered public accounting firm, has issued an auditor’s attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. This report is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the year ended December 31, 2017.

Item 9B.    Other Information.

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing term loan documentation as a subsidiary guarantor, entered into the 2018 Term Loan.  The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the maturity date of February 14, 2025, subject to certain conditions, and a delayed draw feature that allows us to delay principal advances until May 16, 2018, at no additional cost.  At closing, we drew $140.0 million of the $225.0 million available under the 2018 Term Loan and used the proceeds to replace the 2015 Term Loan.

We pay interest on advances at varying rates, based upon, at our option, either (i) 1, 2, 3, or 6-month LIBOR, plus a LIBOR margin between 1.80% and 2.55%, depending upon our leverage ratio (as defined in the loan documents), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-

month LIBOR plus 1.00%, plus a base rate margin between 0.80% and 1.55%, depending upon our leverage ratio.  We are required to pay other fees, including customary arrangement and administrative fees.  The 2018 Term Loan was entered into with KeyBank National Association, as administrative agent, Regions Bank, Raymond James Bank, N.A., PNC Bank, National Association, Capital One, and BB&T, as co-syndication agents, and KeyBanc Capital Markets Inc., Regions Capital Markets, Raymond James Bank, N.A., PNC Capital Markets, LLC, Capital One, National Association and Branch Banking and Trust Company as co-lead arrangers.

Financial and Other Covenants.  In addition, we are required to comply with a series of financial and other covenants in order to draw and maintain borrowings under the 2018 Term Loan, which are consistent with the 2015 Term Loan.

Unencumbered Assets.  The 2018 Term Loan is unsecured.  However, borrowings under the term loan are limited by the value of the assets that qualify as unencumbered assets.  As of February 15, 2018, the 50 unencumbered properties also supported the 2018 Term Loan.

 PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Definitive Proxy Statement on Schedule 14A (the “2018 Proxy Statement”) for the 2018 Annual Meeting of Stockholders.

Item 11.                          Executive Compensation.

The information required by this item is incorporated by reference to our 2018 Proxy Statement.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our 2018 Proxy Statement.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our 2018 Proxy Statement.

Item 14.                          Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our 2018 Proxy Statement.

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: February 21, 2018	By:	/s/ Daniel P. Hansen
Daniel P. Hansen
Chairman of the Board of Directors
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel P. Hansen	Chairman of the Board of Directors President and Chief Executive Officer	February 21, 2018
Daniel P. Hansen	(principal executive officer)

/s/ Greg A. Dowell	Executive Vice President, Chief Financial Officer and Treasurer	February 21, 2018
Greg A. Dowell	(principal financial officer)

/s/ Paul Ruiz	Senior Vice President and Chief Accounting Officer	February 21, 2018
Paul Ruiz	(principal accounting officer)

/s/ Bjorn R. L. Hanson	Director	February 21, 2018
Bjorn R. L. Hanson

/s/ Jeffrey W. Jones	Director	February 21, 2018
Jeffrey W. Jones

/s/ Kenneth J. Kay	Director	February 21, 2018
Kenneth J. Kay

/s/ Thomas W. Storey	Director	February 21, 2018
Thomas W. Storey

/s/ Hope S. Taitz	Director	February 21, 2018
Hope S. Taitz

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

3.5
Articles Supplementary designating the Company’s 6.45% Series D Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to Registration Statement on Form 8-A filed by Summit Hotel Properties, Inc. on June 24, 2016).

3.6	Articles of Amendment of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 19, 2017).
3.7	Articles Supplementary of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 19, 2017).
3.8
Articles Supplementary to the Articles of Amendment and Restatement of Summit Hotel Properties, Inc. designating the Company’s 6.250% Series E Preferred Stock, $0.01 par value per share(incorporated by refrence to Exhibit 3.7 to Registration Statement on Form 8-A filled by Summit Hotel Properties, Inc. on November 8, 2017).

3.9	Amended and Restated Bylaws of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc on May 19, 2017).
3.10
Articles Supplementary to the Articles of Amendment and Restatement of Summit Hotel Properties, Inc. prohibiting election under Sections 3-803, 3-804(a), 3-804(b) and 3-805 of the MGCL without stockholder approval (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on May 26, 2016).

3.11
First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP, dated February 14, 2011, as amended (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 6, 2013).

3.12
First Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on October 28, 2011).

3.13
Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on April 16, 2012).

3.14
Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on December 7, 2012).

3.15
Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on March 19, 2013).

3.16
Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the SEC on June 24, 2016).

3.17
Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP. (incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 2, 2016).

3.18
Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on November 8, 2017).

3.19†	Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP.

4.1
Specimen certificate of common stock of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on February 7, 2011).

10.1
$450,000,000 Credit Agreement, dated as of January 15, 2016, among Summit Hotel OP, LP, as Borrower, Summit Hotel Properties, Inc., as Parent Guarantor, the other guarantors named therein, as Subsidiary Guarantors, the Initial Lenders, Initial Issuing Banks and Swing Line Banks named therein, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A. and Regions Bank, as Co-Syndication Agents, with Deutsche Bank Securities Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated and Regions Capital Markets, as Joint Lead Arrangers and as Joint Bookrunners (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 20, 2016).

10.2
First Amendment to Credit Agreement, dated as of September 26, 2017, among Summit Hotel OP, LP, Deutsche Bank AG New York Branch and the financial institutions party to the Credit Agreement (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on October 30, 2017).

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

10.5
First Amendment to Credit Agreement dated as of December 21, 2015, among Summit Hotel OP, LP, KeyBank National Association and the financial institutions party to the Credit Agreement (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-K filed by Summit Hotel Properties, Inc. on February 24, 2016).

10.6
Second Amendment to Credit Agreement dated as of January 15, 2016, among Summit Hotel OP, LP, KeyBank National Association and the financial institutions party to the Credit Agreement (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-K filed by Summit Hotel Properties, Inc. on February 24, 2016).

10.7
Add after the item currently listed as item 10.3 in the last draft of the 10k: Third Amendment to Credit Agreement dated as of September 26, 2017, among Summit Hotel OP, LP, KeyBank National Association, and the financial institutions party to the Credit Agreement (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on October 30, 2017).

10.8
$225,000,000 Credit Agreement, dated as of September 26, 2017, among Summit Hotel OP, LP, as Borrower, Summit Hotel Properties, Inc., as Parent Guarantor, the other guarantors named therein, as administrative agent, Deutsche Bank AG New York Branch and Bank of America, N.A., as co-syndication agents, KeyBanc Capital Markets, Inc., Deutsche Bank Securities, Inc., and Merrill Lynch Pierce Fenner & Smith, as joint bookrunners and joint lead arrangers, and a syndicate of lenders including KeyBank National Association, Deutsche Bank AG New York Branch, Bank of America, N.A., Capital One, National Association, PNC Bank, National Association, Regions Bank, Raymond James Bank, N.A., Royal Bank of Canada, Branch Banking and Trust Company, and U.S. Bank National Association (incorporated by refrence to Exhibit 10.1 to the Current Report of the Form 8-K filed by Summit Hotel Properties, Inc on October 2, 2017).

10.9†
First Amended and Restated Credit Agreement, dates as of February 15, 2018, amoung Summit Hotel OP, LP, as Borrower, Summit Hotel Properties, Inc., as Parent Guarantor, the other guarantors named herein, as subsidiary guarantors, the intital lenders named herein, as intial lenders, Keybank National Association, as Administrative Agent, Regions Bank, Raymond James Bank, N.A., PNC Bank, National Association, Capital One, National Association, and Branch Banking and Trust Company, as co-syndication agents, and Keybanc Capital Markets, Inc., as sole bookrunner, Keybanc Capital Markets, Inc., Regions Capital Markets, Raymond James Bank, N.A., PNC Capital Markets LLC, Capital One, National Association, and Branch Banking and Trust Company as joint lead arrangers.

10.10
Amended and Restated Hotel Management Agreement, dated February 14, 2011, among Interstate Management Company, LLC and the subsidiaries of Summit Hotel Properties, Inc. party thereto (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.11
First Amendment to Amended and Restated Hotel Management Agreement, dated June 30, 2011, among Interstate Management Company, LLC and the subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 15, 2011).

10.12
Form of Lease Agreement between Summit Hotel OP, LP and TRS Lessee (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010).

10.13*
Summit Hotel Properties, Inc. 2011 Equity Incentive Plan, as amended and restated effective June 15, 2015 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed by Summit Hotel Properties, Inc. on April 28, 2015).

10.14*	Form of Option Award Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010).
10.15*
Form of Incentive Award Agreement between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 15, 2012).

10.16*
Form of Stock Award Agreement (Performance Based Shares) between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 15, 2012).

10.17*
Form of Stock Award Agreement (Service-Based Shares) between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 15, 2012).

10.18*
Form of Stock Award Agreement (Performance Based Shares) between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 4, 2015).

10.19*
Form of Stock Award Agreement (Service-Based Shares) between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 3, 2016).

10.20*
Form of Stock Award Agreement (Performance Based Shares) between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 3, 2016).

10.21*
Form of Incentive Award Agreement between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 3, 2016).

10.22*
Employment Agreement, dated May 28, 2014, between Summit Hotel Properties, Inc. and Daniel P. Hansen (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 6, 2014).

10.23*
Employment Agreement, dated May 28, 2014, between Summit Hotel Properties, Inc. and Craig J. Aniszewski (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 6, 2014).

10.24*
Employment Agreement, dated May 28, 2014, between Summit Hotel Properties, Inc. and Christopher R. Eng (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 6, 2014).

10.25*
Employment Agreement, dated September 11, 2014 and effective as of October 1, 2014, between Summit Hotel Properties, Inc. and Greg A. Dowell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on September 11, 2014).

10.26*
Employment Agreement, dated March 3, 2015, between Summit Hotel Properties, Inc. and Paul Ruiz (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 4, 2015).

10.27*
Employment Agreement, dated April 17, 2017, between Summit Hotel Properties, Inc. and Jonathan P. Stanner (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on April 4, 2017).

10.28*
Separation Agreement and Mutual General Release, dated January 24, 2018, between Summit Hotel Properties, Inc. and Greg A. Dowell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 26, 2018).

10.29*
First Amendment to Stock Award Agreement (Performance Shares), dated January 24, 2018, between Summit Hotel Properties, Inc. and Greg A. Dowell (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 26, 2018).

10.30*
First Amendment to Stock Award Agreement (Performance Shares), dated January 24, 2018, between Summit Hotel Properties, Inc. and Greg A. Dowell (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 26, 2018).

10.31*
Form of Indemnification Agreement between Summit Hotel Properties, Inc. and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010).

10.32
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

10.33
Letter Agreement, dated July 15, 2015, amending ARCH PSA #1 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed by Summit Hotel Properties, Inc. on August 3, 2015).

10.34
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

10.35
Letter Agreement, dated July 15, 2015, amending ARCH PSA #2 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed by Summit Hotel Properties, Inc. on August 3, 2015).

10.36
Letter Agreement, dated as of February 11, 2016, by and among Summit Hotel OP, LP, and certain affiliated entities, and American Realty Capital Hospitality Portfolio SMT, LLC, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 16, 2016).

10.37
$27.5 million Loan Agreement dated February 11, 2016 between American Realty Capital Hospitality Trust, Inc. and Summit Hotel OP, LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 16, 2016).

10.38
Letter Agreement, dated as of January 10, 2017, by and among Summit Hotel OP, LP and certain affiliated entities, and American Realty Capital Hospitality Portfolio SMT ALT, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 13, 2017).

10.39
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

10.42
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Robert W. Baird & Co. Incorporated (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.43
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Robert W. Baird & Co. Incorporated (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.44
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.45
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Merill Lynch (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.46
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Pierce (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.47
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.48
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.49
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and RBC Capital Markets LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.50
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.51
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Canaccord Genuity Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.52
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Jefferies LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.53
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and BB&T Capital Markets, a division of BB&T Securities, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.54
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and BTIG, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

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
† Filed herewithin

SUMMIT HOTEL PROPERTIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Summit Hotel Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Hotel Properties, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2017 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Austin, Texas

February 21, 2018

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors of Summit Hotel Properties, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Summit Hotel Properties, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Summit Hotel Properties, Inc.’s (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedules listed in the Index at Item 15(a), and our report dated February 21, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on the Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAPB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP

Austin, Texas

February 21, 2018

Summit Hotel Properties, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2017	2016
ASSETS
Investment in hotel properties, net	$2,059,492	$1,545,122
Investment in hotel properties under development	23,793	—
Land held for development	2,942	5,742
Assets held for sale	1,193	62,695
Investment in real estate loans, net	12,356	17,585
Cash and cash equivalents	36,545	34,694
Restricted cash	29,462	24,881
Trade receivables, net	16,985	11,807
Prepaid expenses and other	9,454	6,474
Deferred charges, net	5,221	3,727
Other assets	12,431	5,778
Total assets	$2,209,874	$1,718,505
LIABILITIES AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$868,236	$652,414
Accounts payable	7,774	4,623
Accrued expenses and other	56,488	47,998
Total liabilities	932,498	705,035
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
7.875% Series B - 3,000,000 shares issued and outstanding at December 31, 2016 (aggregate liquidation preference of $75,509 at December 31, 2016)	—	30
7.125% Series C - 3,400,000 shares issued and outstanding at December 31, 2017 and 2016 (aggregate liquidation preference of $85,522 at December 31, 2017 and 2016)	34	34
6.45% Series D - 3,000,000 shares issued and outstanding at December 31, 2017 and 2016 (aggregate liquidation preference of $75,417 at December 31, 2017 and 2016)	30	30
6.25% Series E - 6,400,000 shares issued and outstanding at December 31, 2017 (aggregate liquidation preference of $160,861 at December 31, 2017)	64	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 104,287,128 and 93,525,469 shares issued and outstanding at December 31, 2017 and 2016, respectively	1,043	935
Additional paid-in capital	1,262,679	1,011,412
Accumulated other comprehensive income (loss)	1,451	(977)
Retained earnings (distributions in excess of retained earnings)	9,201	(1,422)
Total stockholders’ equity	1,274,502	1,010,042
Non-controlling interests in operating partnership	2,874	3,428
Total equity	1,277,376	1,013,470
Total liabilities and equity	$2,209,874	$1,718,505

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015
Revenues:
Room	$479,934	$443,270	$436,202
Other hotel operations revenue	35,443	30,665	27,253
Total revenues	515,377	473,935	463,455
Expenses:
Hotel operating expenses:
Room	123,129	110,221	109,844
Other direct	67,256	64,608	64,010
Other indirect	135,219	120,852	121,974
Total hotel operating expenses	325,604	295,681	295,828
Depreciation and amortization	85,927	72,406	64,052
Corporate general and administrative	19,597	19,292	21,204
Hotel property acquisition costs	354	3,492	1,246
Loss on impairment of assets	—	577	1,115
Total expenses	431,482	391,448	383,445
Operating income	83,895	82,487	80,010
Other income (expense):
Interest expense	(29,687)	(28,091)	(30,414)
Gain on disposal of assets, net	43,209	49,855	65,067
Other income, net	3,778	2,560	11,146
Total other income, net	17,300	24,324	45,799
Income from continuing operations before income taxes	101,195	106,811	125,809
Income tax (expense) benefit	(1,674)	1,450	(553)
Net income	99,521	108,261	125,256
Less - income attributable to non-controlling interests:
Operating partnership	(307)	(456)	(819)
Net income attributable to Summit Hotel Properties, Inc.	99,214	107,805	124,437
Preferred dividends	(17,408)	(18,232)	(16,588)
Premium on redemption of preferred stock	(2,572)	(2,125)	—
Net income attributable to common stockholders	$79,234	$87,448	$107,849
Earnings per share:
Basic	$0.79	$1.00	$1.25
Diluted	$0.79	$1.00	$1.24
Weighted average common shares outstanding:
Basic	99,406	86,874	85,920
Diluted	99,780	87,343	87,144
Dividends per share	$0.67	$0.55	$0.47

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net income	$99,521	$108,261	$125,256
Other comprehensive income, net of tax:
Changes in fair value of derivative financial instruments	2,437	693	81
Comprehensive income	101,958	108,954	125,337
Less - Comprehensive income attributable to non-controlling interests:
Operating partnership	(316)	(460)	(820)
Comprehensive income attributable to Summit Hotel Properties, Inc.	101,642	108,494	124,517
Preferred dividends	(17,408)	(18,232)	(16,588)
Premium on redemption of preferred stock	(2,572)	(2,125)	—
Comprehensive income attributable to common stockholders	$81,662	$88,137	$107,929

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2017, 2016 and 2015
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in Excess of Retained Earnings)	Total Shareholders’ Equity	Non-controlling Interests in Operating Partnership
										Total Equity
Balance at December 31, 2014	8,400,000	$84	86,149,720	$861	$888,191	$(1,746)	$(107,779)	$779,611	$5,590	$785,201
Common stock redemption of common units	—	—	268,947	3	1,919	—	—	1,922	(1,922)	—
Dividends paid	—	—	—	—	—	—	(57,293)	(57,293)	(309)	(57,602)
Equity-based compensation	—	—	411,239	4	4,713	—	—	4,717	36	4,753
Other	—	—	(36,385)	—	(763)	—	—	(763)	—	(763)
Other comprehensive loss	—	—	—	—	—	80	—	80	1	81
Net income	—	—	—	—	—	—	124,437	124,437	819	125,256
Balance at December 31, 2015	8,400,000	84	86,793,521	868	894,060	(1,666)	(40,635)	852,711	4,215	856,926
Net proceeds from sale of common stock	—	—	6,151,514	62	88,995	—	—	89,057	—	89,057
Net proceeds from sale of preferred stock	3,000,000	30	—	—	72,260	—	—	72,290	—	72,290
Redemption of preferred stock	(2,000,000)	(20)	—	—	(47,855)	—	(2,125)	(50,000)	—	(50,000)
Common stock redemption of common units	—	—	119,308	1	1,022	—	—	1,023	(1,023)	—
Dividends paid	—	—	—	—	—	—	(66,467)	(66,467)	(246)	(66,713)
Equity-based compensation	—	—	522,748	5	4,194	—	—	4,199	22	4,221
Other	—	—	(61,622)	(1)	(1,264)	—	—	(1,265)	—	(1,265)
Other comprehensive income	—	—	—	—	—	689	—	689	4	693
Net income	—	—	—	—	—	—	107,805	107,805	456	108,261
Balance at December 31, 2016	9,400,000	94	93,525,469	935	1,011,412	(977)	(1,422)	1,010,042	3,428	1,013,470
Net proceeds from sale of common stock	—	—	10,350,000	104	163,471	—	—	163,575	—	163,575
Net proceeds from sale of preferred stock	6,400,000	64	—	—	154,668	—	—	154,732	—	154,732
Redemption of preferred stock	(3,000,000)	(30)	—	—	(72,423)	—	(2,572)	(75,025)	—	(75,025)
Common stock redemption of common units	—	—	73,322	1	650	—	—	651	(651)	—
Dividends paid	—	—	—	—	—	—	(86,019)	(86,019)	(241)	(86,260)
Equity-based compensation	—	—	397,448	4	5,861	—	—	5,865	22	5,887
Other	—	—	(59,111)	(1)	(960)	—	—	(961)	—	(961)
Other comprehensive income	—	—	—	—	—	2,428	—	2,428	9	2,437
Net income	—	—	—	—	—	—	99,214	99,214	307	99,521
Balance at December 31, 2017	12,800,000	$128	104,287,128	$1,043	$1,262,679	$1,451	$9,201	$1,274,502	$2,874	$1,277,376

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$99,521	$108,261	$125,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,927	72,406	64,052
Amortization of deferred financing costs	2,022	2,143	1,723
Loss on impairment of assets	—	577	1,115
Equity-based compensation	5,887	4,221	4,753
Deferred tax asset, net	887	(2,391)	64
Realization of deferred gain	(15,000)	(5,000)	—
Gain on disposal of assets, net	(28,209)	(44,855)	(65,067)
Non-cash interest income	(284)	—	—
Other	323	180	1,287
Changes in operating assets and liabilities:
Restricted cash - operating	(769)	1,195	18
Trade receivables, net	(5,032)	(2,655)	(1,727)
Prepaid expenses and other	(2,454)	(626)	28
Accounts payable	(491)	1,676	(4,324)
Accrued expenses and other	4,595	2,803	5,038
NET CASH PROVIDED BY OPERATING ACTIVITIES	146,923	137,935	132,216
INVESTING ACTIVITIES
Acquisitions of hotel properties	(588,822)	(244,714)	(236,518)
Improvements to hotel properties	(37,191)	(42,433)	(43,197)
Investment in hotel properties under development	(20,993)	—	(75)
Proceeds from asset dispositions, net of closing costs	120,733	145,347	150,054
Funding of real estate loans	(17,935)	(27,500)	(2,634)
Proceeds from repayment or sale of real estate loans	32,500	7,814	—
(Increase) decrease in restricted cash - FF&E reserve	(3,812)	(3,003)	11,304
Decrease (increase) in escrow deposits for acquisitions	—	10,046	(10,046)
NET CASH USED IN INVESTING ACTIVITIES	(515,520)	(154,443)	(131,112)
FINANCING ACTIVITIES
Proceeds from issuance of debt	667,640	405,000	600,407
Principal payments on debt	(452,082)	(424,545)	(550,150)
Proceeds from equity offerings, net of offering costs	318,307	161,347	—
Redemption of preferred shares	(75,025)	(50,000)	—
Dividends paid	(85,635)	(66,713)	(57,602)
Financing fees on debt	(1,796)	(1,948)	(2,250)
Other	(961)	(1,265)	(764)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	370,448	21,876	(10,359)
Net change in cash and cash equivalents	1,851	5,368	(9,255)
CASH AND CASH EQUIVALENTS
Beginning of period	34,694	29,326	38,581
End of period	$36,545	$34,694	$29,326
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$27,362	$26,156	$28,927
Accrued acquisition costs and improvements to hotel properties	$7,074	$3,071	$1,063
Capitalized interest	$301	$—	$75
Cash payments for income taxes, net of refunds	$623	$1,228	$2,436
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

We focus primarily on owning premium-branded, select-service hotels. At December 31, 2017, our portfolio consisted of 83 hotels with a total of 12,242 guestrooms located in 26 states. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our short taxable year ended December 31, 2011. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiary (“TRS”). We indirectly own 100% of the outstanding equity interests in all of our TRS Lessees.

NOTE 2 –– BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements of the Company consolidate the accounts of the Company and all entities that are controlled by the Company's ownership of a majority voting interest in such entities, as well as variable interest entities for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in the Consolidated Financial Statements.

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

Segment Disclosure

Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, for activities related to investing in real estate. Our investments in real estate are geographically diversified and the chief operating decision makers evaluate operating performance on an individual asset level. As each of our assets has similar economic characteristics, the assets have been aggregated into one reportable segment.

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

Additionally, we have in the past and may in the future enter into purchase and sale transactions in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (“IRC”), for the exchange of like-kind property to defer taxable gains on the sale of real estate properties (“1031 Exchange”).  For reverse transactions under a 1031 Exchange in which we purchase a new property prior to selling the property to be matched in the like-kind exchange (we refer to a new property being acquired by us in the 1031 Exchange prior to the sale of the related property as a “Parked Asset”), legal title to the Parked Asset is held by a qualified intermediary engaged to execute the 1031 Exchange until the sale transaction and the 1031 Exchange is completed.  We retain essentially all of the legal and economic benefits and obligations related to a Parked Asset prior to completion of a 1031 Exchange.   As such, a Parked Asset is included in our Consolidated Balance Sheets and Consolidated Statements of Operations as a consolidated VIE until legal title is transferred to us upon completion of the 1031 Exchange.

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

We regularly review the collectability of our trade receivables. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.1 million at December 31, 2017 and 2016. Bad debt expense was $0.7 million, $0.6 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Equity-Based Compensation

Our 2011 Equity Incentive Plan, which was amended and restated effective June 15, 2015 (as amended, the “Equity Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other stock-based awards. We account for the stock options granted upon completion of our IPO at fair value using the Black-Scholes option-pricing model and we account for all other awards of equity, including time-based and performance-based stock awards using the grant date fair value of those equity awards. Restricted stock awards with performance-based vesting conditions are market-based awards tied to total stockholder return and are valued using a Monte Carlo simulation model in accordance with ASC Topic 718, Compensation — Stock Compensation. We expense the fair value of awards under the Equity Plan ratably over the vesting period and market-based awards are not adjusted for performance. The amount of stock-based compensation expense may be subject to adjustment in future periods due to a change in forfeiture assumptions or modification of previously granted awards.

Derivative Financial Instruments and Hedging

All derivative financial instruments are recorded at fair value in our Consolidated Balance Sheets. We use interest rate derivatives to hedge our risks on variable-rate debt. Interest rate derivatives could include swaps, caps and floors. We assess the effectiveness of each hedging relationship by comparing changes in fair value or cash flows of the derivative financial instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

During 2017, we elected to early adopt ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. As a result of this election, beginning in 2017, the entire change in the fair value of the hedging instrument was recorded in Other comprehensive income. Amounts deferred in Other comprehensive income will be reclassified to interest expense in our Consolidated Statements of Operations in the period in which the hedged item affects earnings.

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

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (the “TCJA”), was enacted. The TCJA made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Pursuant to this legislation, as of January 1, 2018, (1) the federal income tax rate applicable to corporations is reduced to 21%, (2) the highest marginal individual income tax rate is reduced to 37% (through taxable years ending in 2025), (3) the corporate alternative minimum tax is repealed, and (4) the backup withholding rate for U.S. stockholders is reduced to 24%. In addition, individuals, estates and trusts may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income,” subject to certain limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends would be 29.6% (through taxable years ending in 2025). The maximum rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests is also reduced from 35% to 21%. The deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. The reduced corporate tax rate will apply to Summit TRS and any other TRS that we form.

The reduced 21% federal income tax rate applicable to corporations will apply to taxable earnings reported for the full 2018 fiscal year. Accordingly, the Company has remeasured its net deferred tax assets using the lower federal tax rate that will apply when these amounts are expected to reverse.

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

Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the current presentation, such as the reporting of deferred financing costs and the reclassification of certain intangible assets related to our acquisitions of hotel properties from Other assets to Investment in hotel properties, net, on the Company's balance sheet. Reclassifications had no net effect on the Company’s previously reported financial position or results of operations.

New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the full retrospective adoption or a modified retrospective adoption. In July 2015, the FASB deferred the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We adopted ASU No. 2014-09 on January

1, 2018 using the modified retrospective adoption method. We have evaluated each of our revenue streams under the new model. The adoption of ASU No. 2014-09 will not have a material effect on our financial position or our results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting requirements for the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income for the period. We adopted ASU No. 2016-01 on January 1, 2018. The adoption of ASU No. 2016-01 is not expected to have a material effect on our financial position or our results of operations.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. ASU No. 2016-15 is effective for our fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively where practical and early adoption is permitted. We have adopted ASU No. 2016-15 for our fiscal year commencing on January 1, 2018. The adoption of ASU No. 2016-15 will not have a material effect on our financial position or our results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Classification of Restricted Cash, which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions. ASU No. 2016-18 is effective for our fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively and early adoption is permitted. We adopted ASU No. 2016-18 for our fiscal year commencing on January 1, 2018. The adoption of ASU No. 2016-18 will not have a material effect on our financial position or our results of operations.

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

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with ASC No. 718, Compensation - Stock Compensation. ASC No. 2017-09 is effective for our fiscal year commencing on January 1, 2018. The effect of this guidance is to be applied prospectively to an award modified on or after the adoption date and early adoption is permitted. Subsequent to year end, we applied the requirements of ASU No. 2017-09 to the modification of certain stock awards as described in "Note 16 - Subsequent Events."

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. During 2017, we elected to early adopt ASC No. 2017-12. The adoption of ASU No. 2017-12 did not have a material effect on our financial position or our results of operations.

NOTE 3 –– INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties, net

Investment in hotel properties, net at December 31, 2017 and 2016 include (in thousands):

	2017	2016
Land	$272,932	$178,423
Hotel buildings and improvements	1,868,273	1,433,389
Intangible assets	22,764	6,602
Construction in progress	12,464	22,490
Furniture, fixtures and equipment	174,126	129,437
	2,350,559	1,770,341
Less - accumulated depreciation	(291,067)	(225,219)
	$2,059,492	$1,545,122

Depreciation expense was $85.5 million, $72.1 million, and $63.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Intangible assets included in Investment in hotel properties, net and intangible liabilities included in Accrued expenses and other in our Consolidated Balance Sheets include the following (in thousands):

	2017	2016
Intangible assets:
Air rights (1)	$10,754	$—
Favorable leases (2)	10,569	6,032
In-place lease agreements	1,361	570
Other	80	—
	22,764	6,602
Less accumulated amortization	(1,001)	(348)
Intangible assets, net	$21,763	$6,254

Intangible liabilities:
Unfavorable leases (2)	$5,002	$5,002
Less accumulated amortization	(285)	(190)
Intangible liabilities, net	$4,717	$4,812

(1)	In conjunction with the acquisition of the Courtyard by Marriott - Charlotte, NC, the Company acquired certain air rights related to the hotel property.

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

The finite-lived intangible assets are being amortized using the straight-line method over a weighted average amortization period of 37.1 years. The intangible liabilities are being amortized using the straight-line method over a weighted average amortization period of 55.7 years.

Future amortization expense is expected to be as follows (in thousands):

	Finite-Lived Intangible Assets	Intangible Liabilities
2018	$699	$95
2019	499	95
2020	370	95
2021	360	95
2022	274	95
Thereafter	8,727	4,242
	$10,929	$4,717

Investment in Hotel Properties Under Development

We are developing a hotel in Orlando, FL on a parcel of land that we own. We expect the total development costs for the construction of the hotel to be approximately $30.0 million. We have incurred $21.0 million of costs to date and we have reclassified the $2.8 million carrying amount of the land parcel from Land Held for Development to Investment in Hotel Properties Under Development during the year ended December 31, 2017 as a result of our development activities. We anticipate that construction of this hotel will be complete by mid-year 2018 and the hotel will be open for business shortly thereafter.

Assets Held for Sale

Assets held for sale at December 31, 2017 and 2016 include the following (in thousands):

	2017	2016
Land	$1,193	$10,907
Hotel building and improvements	—	44,718
Furniture, fixtures and equipment	—	6,649
Construction in progress	—	29
Franchise fees	—	392
	$1,193	$62,695

Assets Held for Sale at December 31, 2017 included land parcels in Spokane, WA and Flagstaff, AZ, which were being actively marketed for sale. Assets Held for Sale at December 31, 2016 include the hotel properties related to the HIT Sale and the land parcels in Spokane, WA and Flagstaff, AZ, which were being actively marketed for sale.

Dispositions to Affiliates of Hospitality Investors Trust, Inc. (formerly American Realty Capital Hospitality Trust, Inc.)

On February 11, 2016, we completed the sale of six hotels to affiliates of Hospitality Investors Trust, Inc. ("HIT") for an aggregate selling price of $108.3 million (the "HIT Sale"), with the proceeds from the HIT Sale being used to complete certain reverse 1031 Exchanges. The hotels acquired by us for the reverse 1031 Exchanges included the 179-guestroom Courtyard by Marriott in Atlanta (Decatur), GA on October 20, 2015 for a purchase price of $44.0 million and the 226-guestroom Courtyard by Marriott, Nashville, TN for a purchase price of $71.0 million on January 19, 2016.  The completion of the reverse 1031 Exchanges resulted in the deferral of taxable gains of approximately $74.0 million and the pay-down of our unsecured revolving credit facility by $105.0 million. Additionally, we repaid a mortgage loan totaling $5.8 million related to the sale of a hotel to HIT. The HIT Sale resulted in a $56.8 million gain, of which $20.0 million was initially deferred related to seller financing that we provided as described below.

In connection with the HIT Sale, the Operating Partnership entered into a loan agreement with HIT, as borrower, which provided for a loan by the Operating Partnership to HIT in the amount of $27.5 million (the “Loan” or "Loan Agreement").  The proceeds of the Loan were required to be applied by HIT as follows: (i) $20.0 million was applied toward the payment of a portion of the $108.3 million purchase price for the six hotels acquired by HIT as part of the HIT Sale; and (ii) the remaining $7.5 million was applied by HIT to fund the escrow deposit required for the purchase of eight hotels as described below.

Through December 31, 2016, we had recognized as income $5.0 million of the deferred gain upon receipt of scheduled repayments of the principal balance of the loan from HIT. On March 31, 2017, HIT repaid the remaining $22.5 million principal balance of the Loan and payment-in-kind (“PIK”) interest of $1.2 million. As such, we recognized as income during the year ended December 31, 2017 the remaining $15.0 million of the deferred gain related to the sale of six hotels to HIT.

Pursuant to an agreement entered into by the Company and an affiliate of HIT on February 11, 2016, as such agreement was subsequently modified and extended, the affiliate of HIT was to purchase ten of the Company's hotels. Two of the hotels were sold during 2016 to a purchaser not affiliated with HIT as permitted by the agreement.

On April 27, 2017, we completed the sale of seven of the remaining eight hotels to an affiliate of HIT for a total purchase price of $66.8 million, resulting in a net gain of approximately $16.0 million. The seven hotels sold were as follows:

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

On June 2, 2017, we completed the sale of the Courtyard by Marriott, El Paso, TX, which was the final hotel under contract for sale to HIT, to a third-party purchaser that is unrelated to HIT. The sale of this property resulted in the realization of a net gain of $0.4 million during the year ended December 31, 2017. As a result of this sale, HIT has fulfilled its purchase obligations to us.

Other Asset Sales

On March 30, 2017, we completed the sale of the Hyatt Place in Atlanta, GA for $14.5 million and repaid a related mortgage loan totaling $6.5 million. The sale of this property resulted in the realization of a net gain of $4.8 million during the year ended December 31, 2017.

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

On May 13, 2016, we completed the sale of the Holiday Inn Express & Suites in Irving (Las Colinas), TX for $10.5 million.

We also completed the sale of two properties previously contracted for sale to HIT to third parties unrelated to HIT. The first sale was the Aloft in Jacksonville, FL for $8.6 million on June 1, 2016. The second sale was the Holiday Inn Express in Vernon Hills, IL for $5.9 million on June 7, 2016. The proceeds from the sale of the Holiday Inn Express & Suites in Irving (Las Colinas), TX and the Holiday Inn Express in Vernon Hills, IL were used to complete a reverse 1031 Exchange with the acquisition of the 160-guestroom Residence Inn by Marriott in Atlanta, GA on January 20, 2016 for a purchase price of $38.0 million. The completion of the reverse 1031 Exchange resulted in the deferral of taxable gains of approximately $5.1 million.

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

Hotel Property Acquisitions

Hotel property acquisitions in 2017 and 2016 were as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Guestrooms	Purchase Price
Year Ended December 31, 2017
March 1, 2017	Homewood Suites	Aliso Viejo (Laguna Beach), CA	129	$38,000
March 30, 2017	Hyatt Place	Phoenix (Mesa), AZ	152	22,200
May 23, 2017	Courtyard by Marriott	Fort Lauderdale, FL	261	85,000
June 9, 2017	Courtyard by Marriott	Charlotte, NC	181	56,250
June 21, 2017	Courtyard by Marriott	Fort Worth, TX	203	40,000
June 21, 2017	Courtyard by Marriott	Kansas City, MO	123	24,500
June 21, 2017	Courtyard by Marriott	Pittsburgh, PA	182	42,000
June 21, 2017	Hampton Inn & Suites	Baltimore, MD	116	18,000
June 21, 2017	Residence Inn by Marriott	Baltimore, MD	188	38,500
July 13, 2017	AC Hotel by Marriott	Atlanta, GA	255	57,500
November 14, 2017	Courtyard by Marriott	New Haven, CT	207	63,400
November 14, 2017	Hilton Garden Inn	Waltham, MA	148	32,300
November 14, 2017	Homewood Suites	Tucson, AZ	122	25,300
November 14, 2017	Residence Inn by Marriott	Cleveland, OH	175	43,000
			2,442	$585,950	(1)
Year Ended December 31, 2016
January 19, 2016	Courtyard by Marriott	Nashville, TN	226	$71,000
January 20, 2016	Residence Inn by Marriott	Atlanta, GA	160	38,000
August 9, 2016	Marriott	Boulder, CO	157	61,400
October 28, 2016	Hyatt Place	Chicago, IL	206	73,750
			749	$244,150	(2)

(1)	The net assets acquired totaled $588.8 million due to the purchase at settlement of $0.2 million of net working capital assets and capitalized transaction costs of $2.6 million.

(2)	The net assets acquired totaled $244.7 million due to the purchase at settlement of $0.6 million of net working capital assets.

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

	2017	2016
Land	$98,639	$28,683
Hotel buildings and improvements	447,477	207,433
Intangible assets	16,162	442
Furniture, fixtures and equipment	26,546	8,081
Other assets	2,738	798
Total assets acquired	591,562	245,437
Less other liabilities	(2,740)	(723)
Net assets acquired	$588,822	$244,714

Total revenues and net income for hotel properties acquired in 2017 and 2016, which are included in our Consolidated Statements of Operations for the years ended December 31, 2017 and 2016, are as follows (in thousands):

	2017 Acquisitions	2016 Acquisitions
	2017 (1)	2017	2016 (1)
Revenues	$53,443	$47,842	$28,560
Net income	$5,914	$8,736	$6,992

(1)	The results of operations of acquired hotel properties are included beginning on their respective acquisition dates; therefore, the results are for a partial period in the year acquired.

The results of operations of acquired hotel properties are included in the Consolidated Statements of Operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information presents the results of operations as if all acquisitions in 2017 and 2016 had taken place on January 1, 2016 and all dispositions had occurred prior to that date. For hotels acquired by us after January 1, 2016 (the "Acquired Hotels"), we have included in the pro forma information the financial results of each of the Acquired Hotels for the period from January 1, 2016 to the date the Acquired Hotels were purchased by us (the "Pre-Acquisition Period"). The financial results for the Pre-Acquisition Period were provided by the third-party owner of such Acquired Hotel prior to purchase by us and such information has not been audited or reviewed by our auditors or adjusted by us. For hotels sold by us between January 1, 2016 and December 31, 2017 (the "Disposed Hotels"), the unaudited pro forma information excludes the financial results of each of the Disposed Hotels for the period of ownership by us from January 1, 2016 through the date that the Disposed Hotels were sold by us. The unaudited pro forma information is included to enable comparison of results for the current reporting period to results for the comparable period of the prior year and is not indicative of what actual results of operations would have been had the hotel acquisitions and dispositions taken place on or before January 1, 2016. The pro forma amounts exclude the gain on the sale of hotel properties during the years ended December 31, 2017 and 2016, respectively. This information does not purport to be indicative of or represent results of operations for future periods.

The unaudited condensed pro forma financial information for 2017 and 2016 is as follows (in thousands, except per share):

	2017	2016
	(unaudited)
Revenues	$567,342	$562,030
Income from hotel operations (1)	$211,730	$217,414
Net income (2)	$76,292	$106,909
Net income attributable to common stockholders, net of amount allocated to participating securities (2)	$55,803	$85,761
Basic net income per share attributable to common stockholders (2)	$0.56	$0.99
Diluted net income per share attributable to common stockholders (2)	$0.56	$0.98

(1)	Pro Forma amounts include real estate tax expense totaling $31.9 million and $27.5 million for the years ended December 31, 2017 and 2016, respectively.

(2)
Pro Forma amounts include depreciation expense, real estate tax expense, interest expense, income tax expense, and other corporate expenses totaling $166.8 million and $139.3 million for the years ended December 31, 2017 and 2016, respectively.

NOTE 4 — SUPPLEMENTAL BALANCE SHEET INFORMATION

Investment in Real Estate Loans

Investment in real estate loans, net at December 31, 2017 and 2016 includes (in thousands):

	2017	2016
Real estate loans (net of discount of $5.8 million at December 31, 2017)	$12,356	$10,085
HIT Loan (net of deferred gain of $15.0 million at December 31, 2016)	—	7,500
	$12,356	$17,585

We are a mezzanine lender on three construction loans to fund up to an aggregate of $29.6 million for the development of three hotel properties. The three real estate loans closed in the fourth quarter of 2017 and each has a stated interest rate of 8% and an initial term of approximately three years.  As of December 31, 2017, we have funded $17.9 million on the loans. We have separate options related to each loan (each the "Initial Option") to purchase a 90% interest in each joint venture that owns the hotels upon completion of construction. We also have the right to purchase the remaining interests in each joint venture at future dates, generally five years after we exercise our Initial Option. We have recorded the aggregate estimated fair value of the Initial Options totaling $6.1 million in Other assets and as a discount to the related real estate loans. The discount will be amortized as a component of interest income over the term of the real estate loans using the straight-line method, which approximates the interest method. We recorded amortization of the discount of $0.3 million during the year ended December 31, 2017.

At December 31, 2016, we had an outstanding real estate note receivable totaling $10.1 million. The note had an interest rate of 10.0% per annum paid monthly and an initial maturity date of May 31, 2017. On January 12, 2017, the borrower exercised an option to extend the maturity date until May 13, 2018. On August 1, 2017, the borrower repaid our note receivable in full.

On March 31, 2017, HIT repaid the remaining $22.5 million principal balance of the Loan and PIK interest of $1.2 million. As such, we recognized as income during the year ended December 31, 2017 the remaining $15.0 million of the deferred gain related to the sale of six hotels to HIT (See "Note 3 - Investment in Hotel Properties" for further details).

Restricted Cash

Restricted cash at December 31, 2017 and 2016 was as follows (in thousands):

	2017	2016
FF&E reserves	$25,812	$22,000
Property taxes	2,726	2,220
Other	924	661
	$29,462	$24,881

Prepaid Expenses and Other

Prepaid expenses and other at December 31, 2017 and 2016 included the following (in thousands):

	2017	2016
Prepaid insurance	$3,020	$2,218
Other	6,434	4,256
	$9,454	$6,474

Deferred Charges

Deferred charges at December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Initial franchise fees	$6,894	$5,101
Less - accumulated amortization	(1,673)	(1,374)
	$5,221	$3,727

Amortization expense for the years ended December 31, 2017, 2016, and 2015 was $0.4 million, $0.3 million and $0.4 million, respectively.

Other Assets

Other assets at December 31, 2017 and 2016 included the following (in thousands):

	2017	2016
Purchase options related to real estate loans	$6,078	$—
Prepaid land lease	3,228	3,275
Deferred tax asset, net	1,616	2,503
Derivative financial instruments	1,509	—
	$12,431	$5,778

Accrued Expenses and Other

Accrued expenses and other at December 31, 2017 and 2016 included the following (in thousands):

	2017	2016
Accrued property, sales and income taxes	$16,664	$11,171
Accrued salaries and benefits	8,556	10,802
Other accrued expenses at hotels	15,509	12,356
Acquired unfavorable leases	4,717	4,812
Accrued interest	1,958	1,655
Derivative financial instruments	190	1,118
Other	8,894	6,084
	$56,488	$47,998

NOTE 5 –– DEBT

At December 31, 2017, our indebtedness is comprised of borrowings under a $450.0 million senior unsecured credit and term loan facility, the 2015 Term Loan (as defined below), the 2017 Term Loan (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. At December 31, 2016, our indebtedness was comprised of borrowings under a $450.0 million senior unsecured credit and term loan facility, the 2015 Term Loan (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving affect to our interest rate derivative, for all borrowings was 3.89% and 3.69% at December 31, 2017 and 2016, respectively.

$450 Million Senior Unsecured Credit and Term Loan Facility

On January 15, 2016, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $450.0 million senior unsecured facility (the “2016 Unsecured Credit Facility”). The 2016 Unsecured Credit Facility is comprised of a $300.0 million revolving credit facility (the “$300 million Revolver”) and a $150.0 million term loan (the “$150 million Term Loan”). At December 31, 2017, the maximum amount of borrowing provided by the 2016 Unsecured Credit Facility was $450.0 million, of which we had $165.0 million borrowed and $285.0 million available to borrow.

The 2016 Unsecured Credit Facility has an accordion feature which will allow the Company to increase the total commitments by an aggregate of up to $150.0 million.  The $300 million Revolver will mature on March 31, 2020 and can be extended to March 31, 2021 at the Company’s option, subject to certain conditions. The $150 million Term Loan will mature on March 31, 2021.

The Company pays interest on revolving credit advances at varying rates based upon, at the Company’s option, either (i) 1, 2, 3, or 6-month LIBOR, plus a LIBOR margin between 1.50% and 2.25%, depending upon the Company’s leverage ratio (as defined in the 2016 Unsecured Credit Facility agreement), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin between 0.50% and 1.25%, depending upon the Company’s leverage ratio.  The interest rate at December 31, 2017 was 3.21%.

Unencumbered Assets. The 2016 Unsecured Credit Facility is unsecured.  However, borrowings under the 2016 Unsecured Credit Facility are limited by the value of hotel assets that qualify as unencumbered assets. At December 31, 2017, the Company had 50 unencumbered hotel properties (the "Unencumbered Properties") supporting the 2016 Unsecured Credit Facility.

An interest rate swap entered into on September 5, 2013 with a notional value of $75.0 million, an effective date of January 2, 2014 and a maturity date of October 1, 2018 remains outstanding.  This interest rate swap was designated as a cash flow hedge and effectively fixes LIBOR at 2.04% for a portion of the $150 million Term Loan.
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

At closing, we were advanced the full $125.0 million amount of the 2015 Term Loan and on April 21, 2015, we were advanced the $15.0 million exercised on the accordion. All proceeds were used to pay down the principal balance of our $225 million revolver provided under the former $300.0 million senior unsecured credit and term loan facility.  We pay interest on advances equal to the sum of LIBOR or the administrative agent’s prime rate and the applicable margin. We are currently paying interest at 3.51% based on LIBOR at December 31, 2017.

Borrowings under the 2015 Term Loan are limited by the value of hotel assets that qualify as unencumbered assets. As of December 31, 2017, the Unencumbered Properties also supported the 2015 Term Loan.

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

Financial and Other Covenants. In addition, we are required to comply with a series of financial and other covenants in order to borrow and maintain borrowings under the 2017 Term Loan. At December 31, 2017 we are in compliance with all financial covenants.

Unencumbered Assets. The 2017 Term Loan is unsecured. However, borrowings under the term loan are limited by the value of hotel assets that qualify as unencumbered assets. As of December 31, 2017, the Unencumbered Properties also supported the 2017 Term Loan.

The 2017 Term Loan gave us the option to delay draws of the principal amount of the term loan. On September 26, 2017, we drew $125.0 million of the $225.0 million available under the 2017 Term Loan and used the proceeds to pay down the principal balance of our $300 million Revolver. On December 11, 2017, we drew the remaining $100.0 million of the $225.0 million available under the 2017 Term Loan and used the proceeds to pay down the principal balance of our $300 million Revolver. The interest rate at December 31, 2017 was 3.11%.

MetaBank Loan

On June 30, 2017, we entered into a $47.6 million secured, non-recourse loan with MetaBank (the "MetaBank Loan"). The MetaBank Loan includes a delayed draw feature, at no additional cost. At September 30, 2017, we had drawn $25.0 million on the MetaBank Loan. On December 28, 2017, we drew the remaining $22.6 million available under the MetaBank Loan and used the proceeds to pay down the principal balance of our $300 million Revolver. The MetaBank Loan provides for a fixed interest rate of 4.44% and interest only payments for 18 months following the closing date. After this 18 month period, the loan is amortized on a 25-year amortization schedule through the maturity date of July 1, 2027. The MetaBank Loan is secured by the Residence Inn in Salt Lake City, UT, the Four Points by Sheraton Hotel & Suites in South San Francisco, CA, and the Hyatt Place in Mesa, AZ. The MetaBank Loan is subject to a prepayment penalty if prepaid prior to April 1, 2027.

At December 31, 2017 and 2016 our outstanding indebtedness was as follows (in thousands):

Lender	Reference	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Properties Encumbered	Balance at
						December 31,
					12/31/2017	2017	2016
$450 Million Senior Unsecured Credit and Term Loan Facility
Deutsche Bank AG New York Branch
$300 Million Revolver		3.21% Variable	n/a	March 31, 2020	n/a	$15,000	$50,000
$150 Million Term Loan	(1)	3.40% Variable	n/a	March 31, 2021	n/a	150,000	150,000
Total Senior Unsecured Credit and Term Loan Facility						165,000	200,000

Unsecured Term Loan
KeyBank National Association, as Administrative Agent
Term Loan		3.51% Variable	n/a	April 7, 2022	n/a	140,000	140,000
KeyBank National Association, as Administrative Agent
Term Loan		3.11% Variable	n/a	November 25, 2022	n/a	225,000	—

Secured Mortgage Indebtedness
Voya	(2)	5.18% Fixed	20	March 1, 2019	2	40,015	41,328
	(2)	5.18% Fixed	20	March 1, 2019	4	35,865	37,042
	(2)	5.18% Fixed	20	March 1, 2019	2	23,130	23,889
	(2)	5.18% Fixed	20	March 1, 2019	1	16,431	16,970
KeyBank National Association	(3)	4.46% Fixed	30	February 1, 2023	4	26,928	27,473
	(4)	4.52% Fixed	30	April 1, 2023	3	20,877	21,291
	(5)	4.30% Fixed	30	April 1, 2023	3	20,211	20,626
	(6)	4.95% Fixed	30	August 1, 2023	2	36,093	36,741
Bank of America Commercial Mortgage	(7)	6.41% Fixed	25	September 1, 2017	—	—	7,661
Western Alliance Bank	(8)	5.39% Fixed	25	April 1, 2020	1	8,701	8,912
	(8)	5.39% Fixed	25	April 1, 2020	1	4,685	4,798
MetaBank	(9)	4.25% Fixed	20	August 1, 2018	—	—	6,588
	(10)	4.44% Fixed	25	July 1, 2027	3	47,640	—
Bank of Cascades	(11)	3.56% Variable	25	December 19, 2024	1	9,023	9,289
	(11)	4.30% Fixed	25	December 19, 2024	—	9,023	9,289
Compass Bank	(12)	3.96% Variable	25	May 6, 2020	3	22,773	23,394
Western Alliance Bank	(13)	5.39% Fixed	25	April 1, 2020	1	5,769	5,910
	(13)	5.39% Fixed	25	April 1, 2020	1	4,926	5,046
U.S. Bank, NA	(14)	6.13% Fixed	25	November 11, 2021	1	11,019	11,303
Total Mortgage Loans					33	343,109	317,550
Total Debt						873,109	657,550
Unamortized debt issuance costs						(4,873)	(5,136)
Debt, net of issuance costs						$868,236	$652,414

(1) An interest rate swap fixed a portion of the interest rate on this loan. See "Note 6 - Derivative Financial Instruments and Hedging."

(2) On September 24, 2015, we modified an existing term loan collateralized by properties sold in 2015 to substitute collateral with properties not included in the sale in order to avoid significant yield maintenance costs associated with an early pay-off. We now have four term loans with Voya with an aggregate principal amount of $115.4 million, fixed interest rates of 5.18%, and a first call date of March 1, 2019. The nine hotel properties encumbered by the Voya mortgage loans are cross-collateralized, and the four mortgage loans are cross-defaulted.

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

(7) On May 16, 2012, we assumed a loan in our acquisition of the Hilton Garden Inn in Smyrna, TN. This loan was repaid in 2017. There were no prepayment penalties incurred in this transaction.

(8) On March 28, 2014, we amended the loans with Western Alliance Bank, which are cross-collateralized by the Courtyard by Marriott and the SpringHill Suites by Marriott, both located in Scottsdale, AZ. The loans were amended to bear interest at a fixed rate of 5.39% and the maturity dates were extended to April 1, 2020.

(9) On July 26, 2013, we closed on a $7.4 million loan with a fixed rate of 4.25% and a maturity of August 1, 2018. This loan is secured by the Hyatt Place in Atlanta, GA. This loan has a prepayment penalty of: (i) 3% until July 26, 2015, (ii) 2% until July 26, 2017, and (iii) 1% until February 1, 2018. This loan was repaid in 2017. There were prepayment penalties of $0.1 million related to the early repayment of this loan.

(10) On June 30, 2017, we entered into the MetaBank Loan. The MetaBank Loan provides for a fixed interest rate of 4.44% and interest only payments for 18 months following the closing date. After this 18 month period, the loan is amortized on a 25-year amortization schedule through the maturity date of July 1, 2027. The MetaBank Loan is secured by the Residence Inn in Salt Lake City, UT, the Four Points by Sheraton Hotel & Suites in South San Francisco, CA, and the Hyatt Place in Mesa, AZ. The MetaBank Loan is subject to a prepayment penalty if prepaid prior to April 1, 2027.

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

(12) On May 6, 2014, we closed on a $25.0 million loan with Compass Bank. The loan carries a variable rate of 30-day LIBOR plus 240 basis points, amortizes over 25 years, and has a May 6, 2020 maturity date. The loan is secured by first mortgage liens on the Hampton Inn & Suites hotels located in San Diego (Poway), CA and Ventura (Camarillo), CA and the Courtyard by Marriott located in Arlington, TX.

(13) On March 28, 2014, we amended two loans with Western Alliance Bank, which are cross-collateralized by the Hilton Garden Inn (Lakeshore) and the Hilton Garden Inn (Liberty Park), both located in Birmingham, AL. Both loans were amended to bear interest at a fixed rate of 5.39% and the maturity dates were extended to April 1, 2020.

(14) On January 10, 2014, as part of our acquisition of the 98-guestroom Hampton Inn in Santa Barbara (Goleta), CA, we assumed a $12.0 million mortgage loan with a fixed interest rate of 6.133%, an amortization period of 25 years, and a maturity date of November 11, 2021.

Our outstanding indebtedness requires us to comply with a series of financial and other covenants. At December 31, 2017, we were in compliance with all required covenants.

Our total fixed-rate and variable-rate debt at December 31, 2017 and 2016, after giving effect to our $75.0 million interest rate derivative, is as follows (in thousands):

	2017	2016
Fixed-rate debt	$386,313	$359,867
Variable-rate debt	486,796	297,683
	$873,109	$657,550

Principal payments for each of the next five years are as follows (in thousands):

2018	$8,154
2019	116,978
2020	63,489
2021	164,155
2022	369,269
Thereafter	151,064
$873,109

 Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Fixed-rate debt	$311,313	$310,535	$284,867	$283,416	Level 2 - Market approach

At both December 31, 2017 and 2016, we had $75.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to “Note 6 –– Derivative Financial Instruments and Hedging.”

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

Our objectives in using derivative financial instruments are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Our interest rate swaps are designated as cash flow hedges and involve the receipt of variable-rate payments from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

On October 2, 2017, we entered into two separate $100 million interest rate swap agreements with an effective date of January 29, 2018, to partially fix the interest rate on a portion of our variable interest rate unsecured indebtedness.  The swaps convert LIBOR from a floating rate to an average annual fixed rate of 1.98% through January 31, 2023.

Our interest rate swap agreement with a notional amount of $75.0 million expires on October 1, 2018.

Our agreements with our derivative counterparties contain provisions such that if we default, or can be declared in default, on any of our indebtedness, then we could also be declared in default on our derivative financial instruments.

Information about our derivative financial instruments at December 31, 2017 and 2016 are as follows (dollar amounts in thousands):

	December 31, 2017			December 31, 2016
	Number of Instruments	Notional Amount	Fair Value	Number of Instruments	Notional Amount	Fair Value
Interest rate swaps (asset)	2	$200,000	$1,509	—	$—	$—
Interest rate swap (liability)	1	75,000	(190)	1	75,000	(1,118)
	3	$275,000	$1,319	1	$75,000	$(1,118)

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At December 31, 2017, two of our interest rate swaps were in an asset position and one was in a liability position. At December 31, 2016, our interest rate swap was in a liability position. We are not required to post any collateral related to these agreements and we are not in breach of any financial provisions of the agreements.

During 2017, we elected to early adopt ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. As a result of this election, beginning in 2017, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness will be recorded in other comprehensive income. Amounts deferred in other comprehensive income will be reclassified to interest expense as interest payments are made on the hedged variable-rate debt. In 2018, we estimate that an additional $0.6 million will be reclassified from other comprehensive income as an increase to interest expense.

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	2017	2016	2015
Gain (loss) recognized in accumulated other comprehensive income on derivative financial instruments	$1,703	$(497)	$(1,846)
Loss reclassified from accumulated other comprehensive income to interest expense	$(734)	$(1,190)	$(1,927)
Loss recognized in other expense	$—	$—	$(1)
Total interest expense and other finance expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded	$(29,687)	$(28,091)	$(30,414)

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

On May 9, 2017, the Company and the Operating Partnership, entered into an underwriting agreement (the “Underwriting Agreement”) with Raymond James & Associates, Inc. and Deutsche Bank Securities Inc., as the representatives of the several underwriters named therein, relating to the issuance and sale of 9,000,000 shares of our common stock at a public offering price of $16.50 per share, less an underwriting discount of $0.66 per share. Pursuant to the terms of the Underwriting Agreement, the Company granted the underwriters a 30-day option to purchase up to an additional 1,350,000 shares of common stock on the same terms, which the underwriters exercised in full on May 10, 2017. The closing of the offering occurred on May 15, 2017 for net proceeds of $163.8 million, after the underwriting discount and offering-related expenses of $7.0 million.

On May 25, 2017, the Company and the Operating Partnership entered into separate sales agreements (collectively, the “Sales Agreements”) with each of Robert W. Baird & Co. Incorporated, Raymond James & Associates, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., RBC Capital Markets, LLC, KeyBanc Capital Markets Inc., Canaccord Genuity Inc. (this agreement was terminated on September 29, 2017), Jefferies LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, and BTIG, LLC (collectively, the “Sales Agents”), pursuant to which the Company may sell our common stock having an aggregate offering price of up to $200.0 million (the “Shares”), from time to time through the Sales Agents, each acting as a sales agent and/or principal (the "2017 ATM Program"). At the same time, the Company terminated each of the sales agreements entered into in connection with its prior at-the-market offering program, which was established in August 2016 and under which 6,151,514 shares of the Company’s common stock were sold for net proceeds of approximately $89.1 million. To date, we have not sold any shares of our common stock under the 2017 ATM Program. During 2017, we incurred costs totaling $0.2 million related to the 2017 ATM Program.

Pursuant to the Sales Agreements, the Shares may be offered and sold through any Sales Agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions. Each Sales Agent will be entitled to compensation equal to 2.0% of the gross proceeds of the Shares sold through such Sales Agent from time to time under the related Sales Agreement. The Company has no obligation to sell any of the Shares under the Sales Agreements and may at any time suspend solicitations and offers under, or terminate, any of the Sales Agreements.

Changes in common stock during the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
Beginning common shares outstanding	93,525,469	86,793,521
Common stock issued	10,350,000	6,151,514
Grants under the Equity Plan	366,679	446,686
Common Unit redemptions	73,322	119,308
Exercise of stock options	—	37,684
Annual grants to independent directors	28,426	32,180
Common stock issued for director fees	4,663	7,618
Forfeitures	(2,320)	(1,420)
Shares retained for employee tax withholding requirements	(59,111)	(61,622)
Ending common shares outstanding	104,287,128	93,525,469

At December 31, 2017 and 2016, the Company had reserved 15,275,114 and 6,332,307 shares of common stock, respectively, for the issuance of common stock (i) upon the exercise of stock options, issuance of time-based restricted stock awards, issuance of performance-based restricted stock awards, grants of director stock awards, or other awards issued pursuant to our Equity Plan, (ii) upon redemption of Common Units, or (iii) under the 2017 ATM Program.

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.01 par value per share, of which 87,200,000 is currently undesignated and 3,400,000 shares have been designated as 7.125% Series C Cumulative Redeemable Preferred Stock (the “Series C preferred shares”), 3,000,000 shares have been designated as 6.45% Series D Cumulative Redeemable Preferred Stock (the "Series D preferred shares") and 6,400,000 shares have been designated as 6.25% Series E Cumulative Redeemable Preferred Stock (the "Series E preferred shares").

The Company completed the offering of 6,400,000 Series E preferred shares on November 13, 2017 for net proceeds of $154.7 million, after the underwriting discount and offering-related expenses of $5.3 million.

On December 11, 2017, the Company paid $75.2 million to redeem all 3,000,000 of its outstanding Series B preferred shares at a redemption price of $25 per share plus accrued and unpaid dividends.

On February 5, 2018, the Company announced that it will redeem all 3,400,000 of its outstanding Series C preferred shares (See "Note 16 - Subsequent Events" for further details).

The Company's preferred shares (collectively, “Preferred Shares”) rank senior to our common stock and on parity with each other with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Preferred Shares do not have any maturity date and are not subject to mandatory redemption or sinking fund requirements. The Company may not redeem the Series C preferred shares, Series D preferred shares or Series E preferred shares prior to March 20, 2018, June 28, 2021 and November 13, 2022, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or in connection with certain changes in control. After those dates, the Company may, at its option, redeem the applicable Preferred Shares, in whole or from time to time in part, by payment of $25 per share, plus any accumulated, accrued and unpaid distributions up to, but not including, the date of redemption. If the Company does not exercise its rights to redeem the Preferred Shares upon certain changes in control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each Series C preferred share is 5.1440 shares of common stock, each Series D preferred share is 3.9216 shares of common stock and each Series E preferred share is 3.1686 shares of common stock, all subject to certain adjustments.

The Company pays dividends at an annual rate of $1.78125 for each Series C preferred share, $1.6125 for each Series D preferred share and $1.5625 for each Series E preferred share. Dividend payments are made quarterly in arrears on or about the last day of February, May, August and November of each year.

Non-controlling Interests in Operating Partnership

Pursuant to the limited partnership agreement of our Operating Partnership, the unaffiliated third parties who hold Common Units in our Operating Partnership have the right to cause us to redeem their Common Units in exchange for cash based upon the fair value of an equivalent number of our shares of common stock at the time of redemption; however, the Company has the option to redeem with shares of our common stock on a one-for-one basis. The number of shares of our common stock issuable upon redemption of Common Units may be adjusted upon the occurrence of certain events such as share dividend payments, share subdivisions or combinations.

At December 31, 2017 and 2016, unaffiliated third parties owned 323,391 and 396,713, respectively, of Common Units of the Operating Partnership, representing less than a 1% limited partnership interest in the Operating Partnership.

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

NOTE 8 — FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2017 and 2016. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurement at December 31, 2017 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$1,509	$—	$1,509
Purchase options related to real estate loans	—	—	6,078	6,078
Liabilities:
Interest rate swaps	—	190	—	190

	Fair Value Measurement at December 31, 2016 using
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swaps	$—	$1,118	$—	$1,118

Our purchase options do not have readily determinable fair values. The fair value of each purchase option was estimated using a binomial lattice model. The estimated fair values of the purchase options were based on unobservable inputs for which there is little or no market information available and required us to develop our own assumptions as follows (dollar amounts in thousands):

	Real Estate Loan 1	Real Estate Loan 2	Real Estate Loan 3
Exercise price	$15,143	$17,377	$5,503
First option exercise date	12/31/2018	3/31/2019	5/31/2019
Last option exercise date	11/1/2020	12/5/2020	12/1/2020
Expected volatility	32.0%	38.0%	37.0%
Risk free rate	1.7%	1.8%	1.9%
Expected annualized equity dividend yield	6.8%	9.9%	6.5%

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2017 or 2016.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Ground Leases

We lease land for one hotel property in Duluth, GA under the terms of an operating ground lease agreement expiring April 1, 2069. We also have two prepaid land leases for two hotel properties in Portland, OR which expire in June of 2084 and have a remaining prepaid balance of $3.2 million and $3.3 million at December 31, 2017 and 2016, respectively.  We have one option to extend these leases for an additional 14 years. We lease land for one hotel property in Houston (Galleria Area), TX under the terms of an operating ground lease agreement with an initial termination date of April 20, 2053 with one option to extend for an additional 10 years.  We lease land for one hotel property in Austin, TX with an initial lease termination date of May 31, 2050.  We lease land for one hotel property in Baltimore (Hunt Valley), MD with a lease termination date of December 31, 2019 and twelve remaining options to extend for five additional years per extension.  Total rent expense for these leases for the years ended December 31, 2017, 2016 and 2015 was $1.9 million, $1.7 million, and $1.2 million, respectively. Certain of our ground leases contain variable lease payments based on gross receipts or the consumer price index.

Future minimum rental payments for non-cancelable operating leases with a remaining term in excess of one year are as follows (in thousands):

2018	$2,023
2019	2,055
2020	2,138
2021	2,165
2022	2,070
Thereafter	105,420
$115,871

In addition, we lease land for one hotel property in Garden City, NY under a PILOT (payment-in-lieu-of-taxes) lease. We pay a reduced amount of property tax each year of the lease as rent. The lease expires on December 31, 2019. Upon expiration of the lease, we expect to exercise our right to acquire a fee simple interest in the hotel for nominal consideration.

Franchise Agreements

All of our hotel properties operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 20 years with various extension provisions. Each franchisor receives franchise fees ranging from 2% to 6% of each hotel property’s gross revenue, and some agreements require that we pay marketing fees of up to 4% of gross revenue. In addition, some of these franchise agreements require that we deposit a percentage of the hotel property’s gross revenue, generally not more than 5%, into a reserve fund for capital expenditures. We also pay fees to our franchisors for services such as reservation and information systems. In 2017, 2016, and 2015, we expensed fees related to our franchise agreements of $41.6 million, $37.2 million, and $37.8 million, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various professional third-party management companies. The terms of our management agreements range from three to twenty-five years with various extension provisions. Each management company receives a base management fee, generally a percentage of total hotel property revenues. In some cases there are also monthly fees for certain services, such as accounting, based on the number of guestrooms. Generally there are also incentive fees based on attaining certain financial thresholds. In 2017, 2016, and 2015, we expensed fees related to our hotel management agreements of $18.2 million, $18.8 million, and $18.6 million, respectively.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business. We are currently involved in litigation related to the settlement of a contractual obligation related to the purchase of a hotel property in 2012. We have accrued the amount of our expected liability to settle the contractual obligation at December 31, 2017. We are not currently aware of any actions against us that would have a material effect on our financial condition or results of operations.

NOTE 10 — EQUITY-BASED COMPENSATION

Our currently outstanding equity-based awards were issued under our Equity Plan which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based awards or incentive awards.

Stock options granted may be either incentive stock options or non-qualified stock options. Vesting terms may vary with each grant, and stock option terms are generally five to ten years. We have outstanding equity-based awards in the form of stock options and restricted stock awards. All of our outstanding equity-based awards are classified as equity.

Stock Options Granted Under Our Equity Plan

The following table summarizes stock option activity under our Equity Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value (Current Value Less Exercise Price)
		(per share)	(in years)	(in thousands)
Outstanding at December 31, 2015	470,000	$9.75
Exercised	(235,000)	9.75
Outstanding at December 31, 2016	235,000	9.75
Exercised	—	—
Outstanding at December 31, 2017	235,000	$9.75	3.2	$1,288

Exercisable at December 31, 2017	235,000	$9.75	3.2	$1,288

All stock options outstanding at December 31, 2017 vested in prior years.  During the years ended December 31, 2016 and 2015, the total fair value of stock options that vested was $0.3 million and $0.9 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2016 and 2015 was $1.0 million and $1.3 million, respectively. No stock options were exercised during the year ended December 31, 2017.

The intrinsic value of outstanding and exercisable options at December 31, 2017 was $1.3 million.  The intrinsic value of outstanding and exercisable options at December 31, 2016 was $1.5 million.  At December 31, 2015, the intrinsic value of outstanding options and exercisable options was $1.0 million and $0.8 million, respectively.

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

On September 2, 2016, we granted time-based restricted stock awards for 406 shares of common stock to certain of our non-executive employees. The awards were forfeited in 2017.

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

The following table summarizes time-based restricted stock activity under our Equity Plan for 2017 and 2016:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested December 31, 2015	250,011	$12.03
Granted	192,123	11.36
Vested	(82,869)	11.06
Forfeited	(1,420)	10.27
Non-vested December 31, 2016	357,845	11.90
Granted	156,318	15.52
Vested	(120,366)	11.29
Forfeited	(2,320)	13.70
Non-vested December 31, 2017	391,477	$13.52	$5,962

During the years ended December 31, 2017, 2016, and 2015, the total fair value of time-based restricted stock awards that vested was $1.4 million, $0.9 million and $1.0 million, respectively.

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

On March 6, 2017, we granted performance-based restricted stock awards for 180,039 shares of common stock to our executive officers. On April 18, 2017, we granted a performance-based restricted stock award for 30,322 shares of common stock to an executive officer. Our performance-based restricted stock awards are market-based awards and are accounted for based on the fair value of our common stock on the grant date. The fair value of the performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model. These awards generally vest based on our percentile ranking within the SNL U.S. REIT Hotel Index at the end of the period beginning on March 6, 2017 and ending on the earlier of March 6, 2020 or upon a change in control.  The awards require continued service during the measurement period and are subject to the other conditions described in the Equity Plan or award document unless modified.

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

The fair value of performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model and the following assumptions:

	2017	2016	2015
Expected dividend yield	4.14%	4.01%	3.42%
Expected stock price volatility	24.8%	24.2%	22.2%
Risk-free interest rate	1.59%	1.04%	1.02%
Monte Carlo iterations	100,000	100,000	100,000
Weighted average estimated fair value of performance-based restricted stock awards	$17.13	$13.77	$18.78

The expected dividend yield was calculated based on our annual expected dividend payments at the time of grant. The expected volatility was based on historical price changes of our common stock for a period comparable to the performance period. The risk-free interest rates were interpolated from the Federal Reserve Bond Equivalent Yield rates for “on-the-run” U.S. Treasury securities.

 The following table summarizes performance-based restricted stock activity under our Equity Plan for 2017 and 2016:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested December 31, 2015	308,367	$12.95
Granted	254,563	13.77
Vested	(113,903)	7.10
Non-vested December 31, 2016	449,027	14.90
Granted	210,361	17.13
Vested	(39,959)	7.12
Non-vested December 31, 2017	619,429	$16.16	$9,434

Director Stock Awards Made Pursuant to Our Equity Plan

During the years ended December 31, 2017 and 2016, we granted 28,426 and 32,180 shares of common stock, respectively, to our non-employee directors as a part of our director compensation program. These grants were made pursuant to our Equity Plan and were vested upon grant.

Our non-employee directors have the option to receive shares of our common stock in lieu of cash for their director fees. In 2017 and 2016, we issued 4,663 and 7,618 shares of common stock, respectively, for director fees. The fair value of director stock awards is calculated based on the market value of our common stock on the date of grant.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate General and Administrative expense in the Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015 was as follows (in thousands):

	2017	2016	2015
Stock options	$—	$55	$633
Time-based restricted stock	2,145	1,594	1,691
Performance-based restricted stock	3,183	2,107	1,957
Director stock	559	465	472
	$5,887	$4,221	$4,753

We recognize equity-based compensation expense ratably over the vesting terms. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $6.7 million at December 31, 2017 as follows (in thousands):

	Total	2018	2019	2020	2021
Time-based restricted stock	$2,741	$1,599	$945	$187	$10
Performance-based restricted stock	3,976	2,374	1,401	201	—
	$6,717	$3,973	$2,346	$388	$10

NOTE 11 — BENEFIT PLANS

On August 1, 2011, we initiated a qualified contributory retirement plan (the “Plan”) under Section 401(k) of the IRC, which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions may be made to the Plan by employees. The Plan is a Safe Harbor Plan and requires a mandatory employer contribution. The employer contribution expense for the years ended December 31, 2017, 2016 and 2015 was $0.2 million, $0.3 million, and $0.2 million, respectively.

NOTE 12 — LOSS ON IMPAIRMENT OF ASSETS

At December 31, 2016, we were under contract to sell the Courtyard by Marriott in El Paso, TX for $11.0 million. We recorded a loss on impairment of assets of $0.6 million related to this transaction during 2016. On June 2, 2017, we completed the sale of this hotel property, which was the final hotel under contract for sale to HIT, to a third-party purchaser that is unrelated to HIT. The sale of this property resulted in the realization of a net gain of $0.4 million during the year ended December 31, 2017.

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

The components of income tax expense (benefit) for the years ended December 31, 2017, 2016, and 2015 are as follows (in thousands):

	2017	2016	2015
Current:
Federal	$10	$37	$81
State and local	777	904	408
Deferred:
Federal	232	(1,918)	(159)
State and local	49	(473)	223
Effect of federal tax law change	606	—	—
Income tax expense (benefit)	$1,674	$(1,450)	$553

As of December 31, 2017, the Company has remeasured its net deferred tax assets as a result of the TCJA resulting in a $0.6 million discrete, non-cash tax expense recorded in the fourth quarter of 2017. The provisional remeasurement amount may change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities.

We are still in the process of evaluating the income tax effect of other changes required by the TCJA that will be effective for our fiscal year 2018.

Below is a reconciliation between the provision for income taxes and the amounts computed by applying the federal statutory income tax rate to the income or loss before taxes:

	2017	2016	2015
Statutory federal income tax provision	$35,418	$37,384	$44,033
Nontaxable income of the REIT	(35,073)	(38,575)	(41,619)
Impact of graduated corporate tax rates	(10)	34	(69)
State income taxes, net of federal tax benefit	716	548	817
Provision to return and deferred adjustment	—	(872)	—
Effect of permanent differences and other	17	31	(161)
Effect of federal tax law change	606	—	—
Decrease in valuation allowance	—	—	(2,448)
Income tax provision (benefit)	$1,674	$(1,450)	$553

Deferred tax assets and liabilities are included within Other Assets in the accompanying Consolidated Balance Sheets.
Significant components of deferred tax assets (liabilities) are as follows (in thousands):

	2017	2016
Tax carryforwards	$449	$767
Accrued expenses	1,144	1,744
Other	23	(8)
Net deferred tax assets	$1,616	$2,503

Gross deferred tax assets	$1,649	$2,580
Gross deferred tax liabilities	(33)	(77)
Net deferred tax assets	$1,616	$2,503

At December 31, 2017, we had (i) U.S. federal net operating losses of $0.4 million which expire in 2033 (ii) state net operating losses of $1.8 million which expire beginning in 2027 and (iii) federal minimum tax credits of $0.3 million which do not expire.

We had no unrecognized tax benefits at December 31, 2017 or in the three year period then ended. The Company recognizes interest expense and penalties associated with uncertain tax positions as a component of income tax expense. We have no material interest or penalties relating to unrecognized tax benefits in the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 or 2015 or in the Consolidated Balance Sheets as of December 31, 2017 or 2016.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. We currently have no open audits related to our income tax returns. In general, we are not subject to tax examinations by tax authorities for years before 2014.

NOTE 14 — EARNINGS PER SHARE

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

All outstanding stock options were included in the computation of diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 due to their dilutive effect. The Common Units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income would also be added to derive net income attributable to common stockholders. For the years ended December 31, 2017, 2016, and 2015, we had unvested performance-based restricted stock awards of 464,924 shares, 409,068 shares and 194,463 shares, respectively, which were excluded from the denominator of the diluted earnings per share as the awards had not achieved the requisite performance conditions for vesting at each period end.

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

	2017	2016	2015
Numerator:
Income from continuing operations	$99,521	$108,261	$125,256
Less: Preferred dividends	(17,408)	(18,232)	(16,588)
Premium on redemption of preferred stock	(2,572)	(2,125)	—
Allocation to participating securities	(307)	(342)	(118)
Attributable to non-controlling interest	(307)	(456)	(819)
Net income attributable to common stockholders, net of amount allocated to participating securities	$78,927	$87,106	$107,731

Denominator:
Weighted average common shares outstanding - basic	99,406	86,874	85,920
Dilutive effect of equity-based compensation awards	374	469	1,224
Weighted average common shares outstanding - diluted	99,780	87,343	87,144

Earnings per share:
Basic	$0.79	$1.00	$1.25
Diluted	$0.79	$1.00	$1.24

NOTE 15 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2017 and 2016 are as follows (in thousands, except per share amounts):

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$117,989	$129,056	$136,587	$131,745
Net income	$33,206	$34,083	$22,445	$9,787
Net income attributable to Summit Hotel Properties, Inc.	$33,086	$33,969	$22,390	$9,769
Earnings per share:
Basic	$0.31	$0.30	$0.18	$0.02
Diluted	$0.31	$0.30	$0.17	$0.02

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$118,082	$127,195	$118,336	$110,322
Net income	$48,734	$21,955	$27,198	$10,374
Net income attributable to Summit Hotel Properties, Inc.	$48,485	$21,865	$27,083	$10,372
Earnings per share:
Basic and diluted	$0.51	$0.20	$0.25	$0.04

NOTE 16 — SUBSEQUENT EVENTS

Equity Transactions

On January 1, 2018, the performance-based restricted stock awards granted on March 3, 2015 vested.  Based on our percentile ranking within the SNL U.S. REIT Hotel Index for the measurement period, the executive officers earned twice the number of shares granted in accordance with the provisions of the Equity Plan. The executive officers were also entitled to dividends as if the additional shares had been outstanding throughout the measurement period. As a result of this vesting, we issued a total of 309,010 shares to our executive officers and paid dividends totaling $0.5 million.

As previously reported on the Current Report on Form 8-K filed by the Company on November 13, 2017, Gregory A. Dowell, Executive Vice President and Chief Financial Officer of the Company, notified the Company of his intent to retire from the Company effective March 31, 2018 (the “Retirement Date”). On January 24, 2018, in connection with Mr. Dowell’s planned retirement, the Company entered into a separation agreement and mutual general release agreement with Mr. Dowell (the “Initial Agreement”). On the Retirement Date, in connection with Mr. Dowell’s planned retirement, the Company and Mr. Dowell will enter into a Supplemental Mutual General Release Agreement (the “Supplemental Agreement”). In addition, on the Retirement Date, in connection with Mr. Dowell’s planned retirement, the Company and Mr. Dowell will enter into amendments to those two certain Stock Award Agreements (performance-based shares), dated March 8, 2016 and March 6, 2017, respectively, between the Company and Mr. Dowell (collectively the “Performance Awards”), to remove the requirement that Mr. Dowell remain employed by the Company to continue to be eligible to receive any shares that may vest.

The Initial Agreement, the Supplemental Agreement and the Amendments collectively provide or will provide, as the case may be, for the following: (i) accelerated vesting on the Retirement Date of all unvested service-based restricted shares of common stock previously awarded to Mr. Dowell pursuant to those two certain Stock Award Agreements (service-based shares), dated March 8, 2016 and March 6, 2017, between the Company and Mr. Dowell; (ii) the opportunity to earn unvested performance-based restricted shares of common stock in 2019 and 2020 based on the Company’s total shareholder return in accordance with the previously reported Performance Awards; (iii) a release by each party of all claims against the other party; and (iv) customary confidentiality, non-disparagement, non-compete and non-solicitation covenants.

On February 5, 2018, our Board of Directors declared cash dividends of $0.18 per share of common stock, $0.4453125 per share of 7.125% Series C Cumulative Redeemable Preferred Stock, $0.403125 per share of 6.45% Series D Cumulative

Redeemable Preferred Stock, and $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock. These dividends are payable February 28, 2018 to stockholders of record on February 16, 2018.

On February 5, 2018, the Company announced that it will redeem all 3,400,000 of its outstanding Series C preferred shares, at a redemption price for each Series C preferred share of $25.00 plus accrued and unpaid dividends per share to, but not including, the redemption date of March 20, 2018.

Debt Transactions

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing term loan documentation as a subsidiary guarantor, entered into a new $225.0 million unsecured term loan (the “2018 Term Loan”).  The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the maturity date of February 14, 2025, subject to certain conditions, and a delayed draw feature that allows us to delay principal advances until May 16, 2018, at no additional cost.  At closing, we drew $140.0 million of the $225.0 million available under the 2018 Term Loan and used the proceeds to pay off and replace the 2015 Term Loan.

We pay interest on advances at varying rates, based upon, at our option, either (i) 1, 2, 3, or 6-month LIBOR, plus a LIBOR margin between 1.80% and 2.55%, depending upon our leverage ratio (as defined in the loan documents), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin between 0.80% and 1.55%, depending upon our leverage ratio.  We are required to pay other fees, including customary arrangement and administrative fees.  The 2018 Term Loan was entered into with KeyBank National Association, as administrative agent, Regions Bank, Raymond James Bank, N.A., PNC Bank, National Association, Capital One, and BB&T, as co-syndication agents, and KeyBanc Capital Markets Inc., Regions Capital Markets, Raymond James Bank, N.A., PNC Capital Markets, LLC, Capital One, National Association and Branch Banking and Trust Company as co-lead arrangers.

Financial and Other Covenants.  In addition, we are required to comply with a series of financial and other covenants in order to draw and maintain borrowings under the 2018 Term Loan.

Unencumbered Assets.  The 2018 Term Loan is unsecured.  However, borrowings under the term loan are limited by the value of the assets that qualify as unencumbered assets.  As of February 15, 2018, the 50 unencumbered properties also supported the 2018 Term Loan.

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2017
(in thousands)

				Initial Cost			Cost Capitalized Subsequent to Acquisition	Total Cost
Location		Franchise	Year Acquired/ Constructed	Land		Building & Improvements	Land, Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgage Debt
Aliso Viejo, CA		Homewood Suites	2017	$5,599		$32,367	$140	$5,599	$32,508	$38,107	$(1,101)	$37,006	$—
Arlington, TX		Hyatt Place	2012	650		9,946	249	650	10,195	10,845	(3,313)	7,532	—	(1)
Arlington, TX		Courtyard	2012	1,497		15,573	(98)	1,497	15,475	16,972	(3,072)	13,900	22,773	(1)
Arlington, TX		Residence Inn	2012	1,646		15,440	(186)	1,646	15,254	16,900	(2,578)	14,322	—
Asheville, NC		Hotel Indigo	2015	2,100		34,755	730	2,100	35,485	37,585	(3,476)	34,109	—
Atlanta, GA		Courtyard	2012	2,050		27,969	96	2,050	28,065	30,115	(5,994)	24,121	—
Atlanta, GA		Residence Inn	2016	3,381		34,820	165	3,381	34,985	38,366	(2,369)	35,997	—
Atlanta, GA		AC Hotel	2017	5,670		51,922	159	5,670	52,081	57,751	(931)	56,820	—
Austin, TX		Hampton Inn & Suites	2014	—	(2)	56,394	770	—	57,164	57,164	(6,610)	50,554	—
Baltimore, MD		Hampton Inn & Suites	2017	2,205		16,013	224	2,205	16,237	18,442	(680)	17,762	—
Baltimore, MD		Residence Inn	2017	1,986		37,016	629	1,986	37,645	39,631	(1,406)	38,225	—
Austin, TX		Corporate Office	2017	—		6,048	—	—	6,048	6,048	(731)	5,317	—
Birmingham, AL		Hilton Garden Inn	2012	1,400		9,131	160	1,400	9,291	10,691	(2,982)	7,709	4,926	(1)
Birmingham, AL		Hilton Garden Inn	2012	1,400		12,021	45	1,400	12,066	13,466	(3,063)	10,403	5,769	(1)
Bloomington, MN		SpringHill Suites	2007	1,658		14,761	34	1,658	14,795	16,453	(4,768)	11,685	—
Bloomington, MN		Hampton Inn & Suites	2007	1,658		15,223	70	1,658	15,293	16,951	(5,202)	11,749	—
Boulder, CO		Marriott	2016	11,115		49,204	4,011	11,115	53,215	64,330	(2,902)	61,428	—
Branchburg, NJ		Residence Inn	2015	2,374		24,411	191	2,374	24,602	26,976	(2,503)	24,473	—
Brisbane, CA		DoubleTree	2014	3,300		39,686	652	3,300	40,338	43,638	(7,675)	35,963	—
Camarillo, CA		Hampton Inn & Suites	2013	2,200		17,366	109	2,200	17,475	19,675	(3,476)	16,199	—	(1)
Charleston, WV		Country Inn & Suites	2001	1,042		5,175	23	1,042	5,198	6,240	(2,478)	3,762	—
Charleston, WV		Holiday Inn Express	2001	907		5,053	20	907	5,073	5,980	(2,479)	3,501	—
Charlotte, NC		Courtyard	2017	—		41,094	146	—	41,240	41,240	(894)	40,346	—
Chicago, IL		Hyatt Place	2016	5,395		68,355	77	5,395	68,432	73,827	(3,613)	70,214	—
Cleveland, OH		Residence Inn	2017	10,075		33,340	18	10,075	33,358	43,433	(155)	43,278	—
Decatur, GA		Courtyard	2015	4,046		34,151	726	4,046	34,877	38,923	(3,441)	35,482	—
Duluth, GA		Holiday Inn	2011	—	(2)	7,466	61	—	7,527	7,527	(2,132)	5,395	—
Duluth, GA		Hilton Garden Inn	2011	2,200		12,694	129	2,200	12,823	15,023	(3,709)	11,314	—
Eden Prairie, MN		Hilton Garden Inn	2013	1,800		11,211	85	1,800	11,296	13,096	(2,721)	10,375	—
Englewood, CO		Hyatt Place	2012	2,000		11,950	(646)	2,000	11,304	13,304	(2,843)	10,461	—	(1)
Englewood, CO		Hyatt House	2012	2,700		16,267	83	2,700	16,350	19,050	(4,591)	14,459	—	(1)
Fort Lauderdale, FL		Courtyard	2017	37,950		47,002	265	37,950	47,267	85,217	(1,481)	83,736	—
Fort Myers, FL		Hyatt Place	2009	1,878		12,666	954	1,878	13,620	15,498	(2,840)	12,658	—
Fort Worth, TX		Courtyard	2017	1,920		38,070	345	1,920	38,416	40,336	(1,145)	39,191	—
Garden City, NY	(3)	Hyatt Place	2012	4,200		27,775	42	4,200	27,817	32,017	(3,874)	28,143	—
Glendale, CO		Staybridge Suites	2011	2,100		10,151	227	2,100	10,378	12,478	(2,647)	9,831	—

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2017
(in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition	Total Cost
Location	Franchise	Year Acquired/ Constructed	Land		Building & Improvements	Land, Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgage Debt
Goleta, CA	Hampton Inn	2014	$4,100		$26,191	$905	$4,100	$27,096	$31,196	$(3,449)	$27,747	$11,019	(1)
Greenville, SC	Hilton Garden Inn	2013	1,200		14,566	2,291	1,200	16,857	18,057	(2,704)	15,353	—	(1)
Hoffman Estates, IL	Hyatt Place	2013	1,900		8,917	44	1,900	8,961	10,861	(2,690)	8,171	20,211	(1)
Houston, TX	Hilton Garden Inn	2014	—	(2)	41,838	406	—	42,244	42,244	(7,143)	35,101	—
Houston, TX	Hilton Garden Inn	2014	2,800		33,777	775	2,800	34,552	37,352	(3,496)	33,856	16,431	(1)
Hunt Valley, MD	Residence Inn	2015	—	(2)	35,436	105	—	35,541	35,541	(3,421)	32,120	—
Indianapolis, IN	SpringHill Suites	2013	4,012		27,910	88	4,012	27,998	32,010	(4,251)	27,759	40,015	(1)
Indianapolis, IN	Courtyard	2013	7,788		54,384	(659)	7,788	53,725	61,513	(8,158)	53,355	—	(1)
Kansas City, MO	Courtyard	2017	3,955		20,608	286	3,955	20,894	24,849	(582)	24,267	—
Lombard, IL	Hyatt Place	2012	1,550		17,351	61	1,550	17,412	18,962	(4,695)	14,267	26,928	(1)
Lone Tree, CO	Hyatt Place	2012	1,300		11,704	85	1,300	11,789	13,089	(3,700)	9,389	—	(1)
Louisville, KY	Fairfield Inn & Suites	2013	3,120		24,231	73	3,120	24,304	27,424	(5,005)	22,419	36,093	(1)
Louisville, KY	SpringHill Suites	2013	4,880		37,361	283	4,880	37,644	42,524	(8,095)	34,429	—	(1)
Mesa, AZ	Hyatt Place	2017	2,400		19,848	312	2,400	20,160	22,560	(1,147)	21,413	—	(1)
Metairie, LA	Courtyard	2013	1,860		25,168	139	1,860	25,307	27,167	(5,607)	21,560	—	(1)
Metairie, LA	Residence Inn	2013	1,791		23,386	93	1,791	23,479	25,270	(4,804)	20,466	—	(1)
Miami, FL	Hyatt House	2015	4,926		40,087	147	4,926	40,234	45,160	(3,417)	41,743	—
Minneapolis, MN	Hyatt Place	2013	—		34,026	491	—	34,517	34,517	(5,326)	29,191	—
Minneapolis, MN	Hampton Inn & Suites	2015	3,502		35,433	19	3,502	35,452	38,954	(4,690)	34,264	—
Minnetonka, MN	Holiday Inn Express & Suites	2013	1,000		7,662	107	1,000	7,769	8,769	(1,998)	6,771	—
Nashville, TN	SpringHill Suites	2004	777		5,598	146	777	5,744	6,521	(3,143)	3,378	—
Nashville, TN	Courtyard	2016	8,792		62,759	281	8,792	63,040	71,832	(4,297)	67,535	—
New Haven, CT	Courtyard	2017	11,990		51,497	3	11,990	51,500	63,490	(173)	63,317	—
New Orleans, LA	Courtyard	2013	1,944		25,120	3,382	1,944	28,502	30,446	(6,059)	24,387	—
New Orleans, LA	Courtyard	2013	2,490		34,220	337	2,490	34,557	37,047	(7,752)	29,295	—
New Orleans, LA	SpringHill Suites	2013	2,046		33,270	6,769	2,046	40,039	42,085	(6,644)	35,441	23,130	(1)
Norwood, MA	Hampton Inn	2015	2,000		23,922	(853)	2,000	23,069	25,069	(2,548)	22,521	—
Orlando, FL	Hyatt Place	2013	3,100		11,343	134	3,100	11,477	14,577	(3,893)	10,684	—	(1)
Orlando, FL	Hyatt Place	2013	2,716		11,221	140	2,716	11,361	14,077	(3,838)	10,239	—	(1)
Orlando, FL	Hyatt House		2,800		20,993	—	2,800	20,993	23,793	—	23,793	—
Owings Mills, MD	Hyatt Place	2012	2,100		9,799	(481)	2,100	9,318	11,418	(2,298)	9,120	20,877	(1)
Phoenix, AZ	Hyatt Place	2012	582		5,147	(141)	582	5,006	5,588	(1,071)	4,517	—
Pittsburgh, PA	Courtyard	2017	1,652		40,749	211	1,652	40,960	42,612	(875)	41,737	—
Portland, OR	Hyatt Place	2009	—	(2)	14,700	15	—	14,715	14,715	(3,187)	11,528	—
Portland, OR	Residence Inn	2009	—	(2)	15,629	111	—	15,740	15,740	(4,088)	11,652	18,046	(1)
Poway, CA	Hampton Inn & Suites	2013	2,300		14,728	1,041	2,300	15,769	18,069	(2,059)	16,010	—	(1)
Provo, UT	Hampton Inn	1996	909		5,016	31	909	5,047	5,956	(2,782)	3,174	—

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2017
(in thousands)

			Initial Cost		Cost Capitalized Subsequent to Acquisition	Total Cost
Location	Franchise	Year Acquired/ Constructed	Land	Building & Improvements	Land, Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgage Debt
Salt Lake City, UT	Residence Inn	2012	$2,392	$24,719	$247	$2,392	$24,966	$27,358	$(6,254)	$21,104	$47,640	(1)
San Francisco, CA	Holiday Inn Express & Suites	2013	15,545	49,469	1,317	15,545	50,786	66,331	(10,654)	55,677	—
San Francisco, CA	Four Points	2014	1,200	21,397	102	1,200	21,499	22,699	(4,317)	18,382	—	(1)
Sandy, UT	Holiday Inn Express & Suites	1998	720	3,205	46	720	3,251	3,971	(1,708)	2,263	35,865	(1)
Scottsdale, AZ	Hyatt Place	2012	1,500	10,171	(636)	1,500	9,535	11,035	(2,242)	8,793	—	(1)
Scottsdale, AZ	Courtyard	2003	3,225	12,571	358	3,225	12,929	16,154	(5,740)	10,414	8,701	(1)
Scottsdale, AZ	SpringHill Suites	2003	2,195	9,496	134	2,195	9,630	11,825	(4,784)	7,041	4,685	(1)
Smyrna, TN	Hampton Inn & Suites	2012	1,145	9,285	96	1,145	9,381	10,526	(2,563)	7,963	—
Smyrna, TN	Hilton Garden Inn	2012	1,188	12,411	239	1,188	12,650	13,838	(2,938)	10,900	—
Tampa, FL	Hampton Inn & Suites	2012	3,600	20,366	335	3,600	20,701	24,301	(3,614)	20,687	—	(1)
Tucson, AZ	Homewood Suites	2017	2,570	22,802	22	2,570	22,824	25,394	(118)	25,276	—
Waltham, MA	Hilton Garden Inn	2017	10,644	21,713	26	10,644	21,739	32,383	(174)	32,209	—
Land Parcels	Land Parcels		8,105	—	(2,545)	5,559	—	5,559	—	5,559	—
			$282,413	$2,045,686	$27,623	$279,867	$2,075,856	$2,355,723	$(290,066)	$2,065,657	$343,109
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
(2) Properties subject to ground lease, refer to "Note 9 - Commitments and Contingencies" in the Consolidated Financial Statements.
(3) Property subject to a PILOT lease, refer to "Note 9 - Commitments and Contingencies" in the Consolidated Financial Statements.

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2017
(in thousands)

(a)         ASSET BASIS

	2017	2016	2015
Reconciliation of land, buildings and improvements:
Balance at beginning of period	$1,848,673	$1,683,803	$1,527,569
Additions to land, buildings and improvements	636,389	290,486	273,902
Disposition of land, buildings and improvements	(129,339)	(125,039)	(116,553)
Impairment loss	—	(577)	(1,115)
Balance at end of period	$2,355,723	$1,848,673	$1,683,803

 (b)         ACCUMULATED DEPRECIATION

	2017	2016	2015
Reconciliation of accumulated depreciation:
Balance at beginning of period	$241,760	$212,207	$179,455
Depreciation	85,524	72,063	63,675
Depreciation on assets sold or disposed	(37,218)	(42,510)	(30,923)
Balance at end of period	$290,066	$241,760	$212,207

 (c)        The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $2,137.1 million.

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