Form 10-Q
period 2018-03-31
Summit Hotel Properties, Inc.
filed 2018-05-02
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
 As of April 20, 2018, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 104,703,490.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investment in hotel properties, net	$2,023,551	$2,059,492
Investment in hotel properties under development	28,267	23,793
Land held for development	2,942	2,942
Assets held for sale, net	23,161	1,193
Investment in real estate loans, net	18,454	12,356
Cash and cash equivalents	43,435	36,545
Restricted cash	31,483	29,462
Trade receivables, net	20,844	16,985
Prepaid expenses and other	8,654	9,454
Deferred charges, net	5,050	5,221
Other assets	16,037	12,431
Total assets	$2,221,878	$2,209,874
LIABILITIES AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$975,316	$868,236
Accounts payable	4,748	7,774
Accrued expenses and other	60,941	56,488
Total liabilities	1,041,005	932,498
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
7.125% Series C - 3,400,000 shares issued and outstanding at December 31, 2017 (aggregate liquidation preference of $85,522 at December 31, 2017)	—	34
6.45% Series D - 3,000,000 shares issued and outstanding at March 31, 2018 and December 31, 2017 (aggregate liquidation preference of $75,417 at March 31, 2018 and December 31, 2017)	30	30
6.25% Series E - 6,400,000 shares issued and outstanding at March 31, 2018 and December 31, 2017 (aggregate liquidation preference of $160,861 at March 31, 2018 and December 31, 2017)	64	64
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 104,683,798 and 104,287,128 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,047	1,043
Additional paid-in capital	1,180,421	1,262,679
Accumulated other comprehensive income	5,183	1,451
(Distributions in excess of retained earnings) retained earnings	(8,710)	9,201
Total stockholders’ equity	1,178,035	1,274,502
Non-controlling interests in operating partnership	2,838	2,874
Total equity	1,180,873	1,277,376
Total liabilities and equity	$2,221,878	$2,209,874

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Room	$129,572	$110,350
Food and beverage	6,329	4,959
Other	4,298	2,680
Total revenues	140,199	117,989
Expenses:
Room	29,005	25,004
Food and beverage	4,999	3,924
Other hotel operating expenses	39,458	33,178
Property taxes, insurance and other	10,998	8,369
Management fees	5,352	4,729
Depreciation and amortization	25,246	18,726
Corporate general and administrative	6,607	5,138
Hotel property acquisition costs	—	354
Total expenses	121,665	99,422
Operating income	18,534	18,567
Other income (expense):
Interest expense	(9,329)	(6,791)
(Loss) gain on disposal of assets, net	(43)	19,456
Other income, net	789	2,395
Total other income (expense)	(8,583)	15,060
Income from continuing operations before income taxes	9,951	33,627
Income tax expense (Note 10)	(260)	(421)
Net income	9,691	33,206
Non-controlling interest in Operating Partnership	(3)	(120)
Net income attributable to Summit Hotel Properties, Inc.	9,688	33,086
Preferred dividends	(5,543)	(4,200)
Premium on redemption of preferred stock	(3,277)	—
Net income attributable to common stockholders	$868	$28,886
Earnings per share - basic and diluted	$0.01	$0.31
Weighted average common shares outstanding:
Basic	103,500	92,762
Diluted	103,899	93,230

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2018	2017
Net income	$9,691	$33,206
Other comprehensive income, net of tax:
Changes in fair value of derivative financial instruments	3,744	349
Comprehensive income	13,435	33,555
Less - Comprehensive income attributable to non-controlling interest in Operating Partnership	(15)	(121)
Comprehensive income attributable to Summit Hotel Properties, Inc.	13,420	33,434
Preferred dividends	(5,543)	(4,200)
Premium on redemption of preferred stock	(3,277)	—
Comprehensive income attributable to common stockholders	$4,600	$29,234

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit) and Distributions	Total Stockholders’ Equity	Non-controlling Interests in Operating Partnership	Total Equity
Balance at December 31, 2017	12,800,000	$128	104,287,128	$1,043	$1,262,679	$1,451	$9,201	$1,274,502	$2,874	$1,277,376
Redemption of preferred stock	(3,400,000)	(34)	—	—	(81,689)	—	(3,277)	(85,000)	—	(85,000)
Dividends	—	—	—	—	—	—	(24,322)	(24,322)	(58)	(24,380)
Equity-based compensation	—	—	584,520	6	2,214	—	—	2,220	7	2,227
Shares acquired for employee withholding requirements	—	—	(187,850)	(2)	(2,722)	—	—	(2,724)	—	(2,724)
Other	—	—	—	—	(61)	—	—	(61)	—	(61)
Other comprehensive income	—	—	—	—	—	3,732	—	3,732	12	3,744
Net income	—	—	—	—	—	—	9,688	9,688	3	9,691
Balance at March 31, 2018	9,400,000	$94	104,683,798	$1,047	$1,180,421	$5,183	$(8,710)	$1,178,035	$2,838	$1,180,873

Balance at December 31, 2016	9,400,000	$94	93,525,469	$935	$1,011,412	$(977)	$(1,422)	$1,010,042	$3,428	$1,013,470
Common stock redemption of common units	—	—	10,657	—	92	—	—	92	(92)	—
Dividends	—	—	—	—	—	—	(19,396)	(19,396)	(64)	(19,460)
Equity-based compensation	—	—	317,401	3	1,122	—	—	1,125	5	1,130
Shares acquired for employee withholding requirements	—	—	(42,355)	—	(688)	—	—	(688)	—	(688)
Other comprehensive income	—	—	—	—	—	348	—	348	1	349
Net income	—	—	—	—	—	—	33,086	33,086	120	33,206
Balance at March 31, 2017	9,400,000	$94	93,811,172	$938	$1,011,938	$(629)	$12,268	$1,024,609	$3,398	$1,028,007

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$9,691	$33,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,246	18,726
Amortization of deferred financing costs	494	518
Equity-based compensation	2,227	1,130
Realization of deferred gain	—	(15,000)
Loss (gain) on disposal of assets, net	43	(4,456)
Other	(227)	(198)
Changes in operating assets and liabilities:
Trade receivables, net	(3,953)	(4,741)
Prepaid expenses and other	499	49
Accounts payable	(448)	779
Accrued expenses and other	4,174	902
NET CASH PROVIDED BY OPERATING ACTIVITIES	37,746	30,915
INVESTING ACTIVITIES
Acquisitions of hotel properties	—	(60,467)
Investment in hotel properties under development	(4,474)	(5,088)
Improvements to hotel properties	(12,958)	(8,297)
Proceeds from asset dispositions, net of closing costs	—	14,914
Funding of real estate loans	(5,334)	—
Proceeds from collection of real estate loans	—	22,500
NET CASH USED IN INVESTING ACTIVITIES	(22,766)	(36,438)
FINANCING ACTIVITIES
Proceeds from issuance of debt	270,000	100,000
Principal payments on debt	(162,034)	(38,652)
Redemption of preferred stock	(85,000)	—
Dividends paid	(24,782)	(19,394)
Financing fees on debt and other issuance costs	(1,529)	(131)
Repurchase of common shares for withholding requirements	(2,724)	(688)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(6,069)	41,135
Net change in cash, cash equivalents and restricted cash	8,911	35,612
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	66,007	59,575
End of period	$74,918	$95,187
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$8,422	$5,887
Accrued acquisition costs and improvements to hotel properties	$5,423	$2,790
Capitalized interest	$187	$21
Cash payments for income taxes, net of refunds	$212	$—

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

We focus on owning primarily premium-branded, select-service hotels. At March 31, 2018, our portfolio consisted of 83 hotels with a total of 12,242 guestrooms located in 26 states. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our short taxable year ended December 31, 2011. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiary (“TRS”). We indirectly own 100% of the outstanding equity interests in all of our TRS Lessees.

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

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934 (the “Exchange Act”). Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three months ended March 31, 2018 may not be indicative of the results that may be expected for the full year of 2018. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

On January 1, 2018, we adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. As a result, we report changes in cash, cash equivalents and restricted cash on our Condensed Consolidated Statement of Cash Flows.

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

Deferred Charges, net

Initial franchise application fees are capitalized and amortized over the term of the franchise agreement using the straight-line method.

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

Revenue Recognition

On January 1, 2018 we adopted ASU No. 2014-09, Revenue from Contracts with Customers. In accordance with ASU No. 2014-09, we recognize revenue when guestrooms are occupied, services have been rendered or fees have been earned. Revenues are recorded net of any sales and other taxes collected from customers and discounts. Cash received prior to guest arrival is recorded as an advance from the customer and is recognized as revenue at the time of occupancy.

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

On January 1, 2018, we adopted ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. As such, we account for certain changes to share-based payment awards using modification accounting, which may result in incremental stock-based compensation expense based on the remeasurement of the award on the modification date.

Derivative Financial Instruments and Hedging

All derivative financial instruments are recorded at fair value as a net asset or liability in our Condensed Consolidated Balance Sheets. We use interest rate derivatives to hedge our risks on variable-rate debt. Interest rate derivatives could include swaps, caps and floors. We assess the effectiveness of each hedging relationship by comparing changes in fair value or cash flows of the derivative financial instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

During 2017, we adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. Accordingly, beginning in 2017, the change in the fair value of the hedging instruments is recorded in Other comprehensive income. Amounts deferred in Other comprehensive income will be reclassified to interest expense in our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings.

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

On January 1, 2018, we adopted ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10):
Recognition and Measurement of Financial Assets and Financial Liabilities. Accordingly, we have elected a measurement alternative for equity investments, such as our purchase options, that do not have readily determinable fair values. Under the alternative, our purchase options are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer, if any.

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

Reclassifications

Certain amounts reported in the Condensed Consolidated Statements of Operations in previous periods have been disaggregated and reclassified to conform to the current period presentation. Revenues have been disaggregated into Rooms, Food and beverage, and Other. Direct and Indirect expense has been reclassified into Room, Food and beverage, and Other hotel operating expenses. Property taxes, insurance and other, and Management expenses are also separately reported.

We have also reclassified certain intangible assets related to our acquisitions of hotel properties from Other assets to Investment in hotel properties, net, on the Condensed Consolidated Balance Sheet. See "Note 3 - Investment in Hotel Properties, net" for further details.

These reclassifications, made at March 31, 2018 and for the three months then ended, had no net effect on the previously reported financial position or results of operations.

New Accounting Standards

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10):
Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting requirements for the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income for the period. We adopted ASU No. 2016-01 for our fiscal year commencing on January 1, 2018. The adoption of ASU No. 2016-01 did not have a material effect on our consolidated financial position or our results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for our fiscal year commencing on January 1, 2019, but early adoption is permitted. We anticipate that we will adopt ASU No. 2016-02 for our fiscal year commencing on January 1, 2019. We expect to apply the modified retrospective approach such that we will account for leases that commenced before the effective date of ASU No. 2016-02 in accordance with previous GAAP unless the lease is modified, except we will recognize right-of-use assets and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The effect that the adoption of ASU No. 2016-02 will have on our consolidated financial position or results of operations is not currently reasonably estimable.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. We adopted ASU No. 2016-15 for our fiscal year commencing on January 1, 2018. The effect of this amendment has been applied retrospectively where practical. The adoption of ASU No. 2016-15 did not have a material effect on our consolidated financial position or our results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies how companies should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires companies to show the changes in the total of cash, cash equivalents and restricted cash in the statement of cash flows. We retrospectively adopted ASU No. 2016-18 for our fiscal year commencing on January 1, 2018. The adoption of ASU No. 2016-18 did not have a material effect on our consolidated financial position or our results of operations.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with ASC No. 718, Compensation - Stock Compensation. We adopted ASC No. 2017-09 for our fiscal year commencing on January 1, 2018. This guidance is to be applied prospectively to an award modified on or after the adoption date. We applied the requirements of ASU No. 2017-09 to the modification of certain stock awards as described in "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Equity Transactions".

In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies how an entity should measure certain equity securities. ASU 2018-03 is effective for our fiscal year commencing on January 1, 2019, but we have early adopted ASU No. 2018-03 for our fiscal year commencing on January 1, 2018. The adoption of ASU No 2018-03 did not have a material effect on our consolidated financial position or results of operations.

NOTE 3 - INVESTMENT IN HOTEL PROPERTIES, NET

Investment in Hotel Properties, net

Investment in hotel properties, net at March 31, 2018 and December 31, 2017 is as follows (in thousands):

	March 31, 2018	December 31, 2017
Land	$269,103	$272,932
Hotel buildings and improvements	1,855,028	1,868,273
Intangible assets	22,764	22,764
Construction in progress	14,619	12,464
Furniture, fixtures and equipment	167,830	174,126
	2,329,344	2,350,559
Less - accumulated depreciation and amortization	(305,793)	(291,067)
	$2,023,551	$2,059,492

Intangible assets included in Investment in hotel properties, net and intangible liabilities included in Accrued expenses and other in our Condensed Consolidated Balance Sheets include the following (in thousands):

	March 31, 2018	December 31, 2017
Intangible assets:
Air rights (1)	$10,754	$10,754
Favorable leases (2)	10,569	10,569
In-place lease agreements	1,361	1,361
Other	80	80
	22,764	22,764
Less accumulated amortization	(1,206)	(1,001)
Intangible assets, net	$21,558	$21,763

Intangible liabilities:
Unfavorable leases (2)	$5,002	$5,002
Less accumulated amortization	(309)	(285)
Intangible liabilities, net	$4,693	$4,717

(1)	In conjunction with the acquisition of the Courtyard by Marriott - Charlotte, NC, the Company acquired certain air rights related to the hotel property.

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

Investment in Hotel Properties Under Development

We are developing a 168-guestroom Hyatt House in Orlando, FL on a parcel of land that we own. We expect the total development costs for the construction of the hotel to be approximately $32.0 million. We have incurred $25.5 million of costs through March 31, 2018 and we have reclassified the $2.8 million carrying amount of the land parcel from Land Held for Development to Investment in Hotel Properties Under Development as a result of our development activities.

Assets Held for Sale

Assets held for sale at March 31, 2018 and December 31, 2017 include the following (in thousands):

	March 31, 2018	December 31, 2017
Land	$5,023	$1,193
Hotel buildings and improvements	17,731	—
Furniture, fixtures and equipment	338	—
Franchise fees and other	69	—
	$23,161	$1,193

On February 22, 2018, we entered into two separate agreements to sell the Holiday Inn Express & Suites in Sandy, UT and the Hampton Inn in Provo, UT for $9.0 million and $10.0 million, respectively.

On March 1, 2018, we entered into two separate agreements to sell the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA for $8.3 million and $16.0 million, respectively.

Assets Held for Sale at March 31, 2018 include the four hotels under contract for sale and Assets Held for Sale at both March 31, 2018 and December 31, 2017 included land parcels in Spokane, WA and Flagstaff, AZ.

Dispositions to Affiliates of Hospitality Investors Trust, Inc. (formerly American Realty Capital Hospitality Trust, Inc.)

On June 8, 2015, we entered into multiple sales agreements with affiliates of Hospitality Investors Trust, Inc. (“HIT”) for the sale of a portfolio of hotels to HIT. The agreements were modified on various occasions between 2015 and 2017 such that we sold 23 hotels containing 2,448 guestrooms to HIT in three tranches over that time period for a combined price of approximately $325.1 million (collectively, the “HIT Sale”), as follows (dollars in thousands):

Tranche	Closing Date	Hotels Sold	Sales Price
1	October 2015	10	$150,000
2	February 2016	6	108,300
3	April 2017	7	66,800
		23	$325,100

In connection with the HIT Sale, the Operating Partnership entered into a loan agreement with HIT, as borrower, which provided for a loan by us to HIT in the amount of $27.5 million (the “Loan” or “Loan Agreement”).  The proceeds of the Loan were required to be applied by HIT as follows: (i) $20.0 million was applied toward the payment of a portion of the $108.3 million purchase price for six hotels acquired in the second tranche; and (ii) the remaining $7.5 million was applied by HIT to fund the escrow deposit required for the purchase of hotels in the third tranche. We deferred $20.0 million of gain from the sale of the hotels in the second tranche as a result of the Loan structure. We recognized the deferred gain as principal payments on the Loan were received, and we recognized the final $15.0 million of gain when the Loan was paid in full on March 31, 2017.

Other Asset Sales

On March 30, 2017, we completed the sale of the Hyatt Place in Atlanta, GA for $14.5 million and repaid a related mortgage loan totaling $6.5 million. The sale of this property resulted in the realization of a net gain of $4.8 million during the three months ended March 31, 2017.

Hotel Property Acquisitions

We did not acquire any hotel properties during the three months ended March 31, 2018. A summary of the hotel properties acquired during the three months ended March 31, 2017 is as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Purchase Price
March 1, 2017	Homewood Suites	Aliso Viejo (Laguna Beach), CA	$38,000
March 30, 2017	Hyatt Place	Phoenix (Mesa), AZ	22,200
			$60,200	(1)

(1)	The net assets acquired totaled $60.5 million due to the purchase at settlement of $0.2 million of net working capital assets and capitalized transaction costs of $0.1 million.

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

	For the Three Months Ended March 31, 2017
Land	$7,999
Hotel buildings and improvements	49,027
Furniture, fixtures and equipment	3,150
Other assets	360
Total assets acquired	60,536
Less - other liabilities assumed	(69)
Net assets acquired	$60,467	(1)

(1)	The net assets acquired totaled $60.5 million due to the purchase at settlement of $0.2 million of net working capital assets and capitalized transaction costs of $0.1 million.

All hotel purchases completed in 2017 were deemed to be the acquisition of assets. Therefore, acquisition costs related to these transactions have been capitalized as part of the recorded amount of the acquired assets.

The results of operations of acquired hotel properties are included in the Condensed Consolidated Statements of Operations beginning on their respective acquisition dates. The following unaudited pro forma information includes operating results for 83 hotels owned as of March 31, 2018 as if all such hotels had been owned by us since January 1, 2017. For hotel properties acquired by us during the first quarter of 2017, the pro forma information for the three months ended March 31, 2017 includes both the financial results from the prior owner from January 1, 2017 through the date of acquisition by us (the “Pre-acquisition Period”) and the financial results generated by us from the date of acquisition through March 31, 2017. For properties acquired by us after March 31, 2017, the pro forma information for the three months ended March 31, 2017 reflects the financial results from the prior owner for the entire three month period. For all properties acquired by us during the year ended December 31, 2017, the pro forma information for the three months ended March 31, 2018 relate entirely to the financial results generated by us. The financial results for the Pre-acquisition Period were provided by the prior owner of such Acquired Hotel prior to purchase by us and such information has not been audited or reviewed by our auditors or adjusted by us. For hotels sold by us between January 1, 2017 and March 31, 2018 (the "Disposed Hotels"), the unaudited pro forma information excludes the financial results, including gains on disposal of assets, of each of the Disposed Hotels for the period of ownership by us from January 1, 2017 through the date that the Disposed Hotels were sold by us. The unaudited pro forma information is included to enable comparison of results for the current reporting period to results for the comparable period of the prior year and is not indicative of what actual results of operations would have been had the hotel acquisitions and dispositions taken place on or before January 1, 2017. The pro forma amounts exclude the gain or loss on the sale of hotel properties during the three months ended March 31, 2017 and 2018, respectively. This information does not purport to be indicative of or represent results of operations for future periods.

The unaudited condensed pro forma financial information for the 83 hotel properties owned at March 31, 2018 for the three months ended March 31, 2018 and 2017 is as follows (in thousands, except per share):

	For the Three Months Ended March 31,
	2018	2017
Revenues	$140,199	$136,798
Income from hotel operations	$50,363	$50,592
Net income (1)	$9,705	$21,741
Net income attributable to common stockholders, net of amount allocated to participating securities (1) (2)	$812	$17,353
Basic and diluted net income per share attributable to common stockholders (1) (2)	$0.01	$0.19

(1)
Pro forma amounts include depreciation expense, property tax expense, interest expense, income tax expense, and other corporate expenses totaling $49.7 million and $37.8 million for the three months ended March 31, 2018 and 2017, respectively.

(2)	Pro forma amounts for the three months ended March 31, 2018 include the effect of the premium on redemption of preferred stock of $3.3 million.

NOTE 4 - DEBT

At March 31, 2018 our indebtedness was comprised of borrowings under our $450.0 million senior unsecured credit and term loan facility (described below), the 2017 Term Loan (as defined below), the 2018 Term Loan (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. At December 31, 2017, our indebtedness was comprised of borrowings under our $450.0 million senior unsecured credit and term loan facility, the 2015 Term Loan (as defined below), the 2017 Term Loan (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 4.13% at March 31, 2018 and 3.89% at December 31, 2017.

Debt, net of debt issuance costs, is as follows (in thousands):

	March 31, 2018	December 31, 2017
Revolving debt	$125,000	$15,000
Term loans	515,000	515,000
Mortgage loans	341,074	343,109
	981,074	873,109
Unamortized debt issuance costs	(5,758)	(4,873)
Debt, net of debt issuance costs	$975,316	$868,236

Our total fixed-rate and variable-rate debt, after giving effect to our interest rate derivatives, is as follows (in thousands):

	March 31, 2018	December 31, 2017
Fixed-rate debt	$584,501	$386,313
Variable-rate debt	396,573	486,796
	$981,074	$873,109

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Fixed-rate debt	$309,501	$308,600	$311,313	$310,535	Level 2 - Market approach

At March 31, 2018 and December 31, 2017, we had $275.0 million and $75.0 million, respectively, of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value.  Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to "Note 5 — Derivative Financial Instruments and Hedging."

$450 Million Senior Unsecured Credit and Term Loan Facility

On January 15, 2016, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $450.0 million senior unsecured credit and term loan facility (the “2016 Unsecured Credit Facility”). The 2016 Unsecured Credit Facility is comprised of a $300.0 million revolving credit facility (the “$300 Million Revolver”) and a $150.0 million term loan (the “$150 Million Term Loan”). At March 31, 2018, the maximum amount of borrowing provided by the 2016 Unsecured Credit Facility was $450.0 million, of which we had borrowed $150.0 million under the $150 Million Term Loan and $125.0 million under the $300 Million Revolver and we had $175.0 million available to borrow.

The 2016 Unsecured Credit Facility has an accordion feature which will allow the Company to increase the total commitments by an aggregate of up to $150.0 million.  The $300 Million Revolver will mature on March 31, 2020 and can be extended to March 31, 2021 at the Company’s option, subject to certain conditions. The $150 Million Term Loan will mature on March 31, 2021.

The Company pays interest on revolving credit advances at varying rates based upon, at the Company’s option, either (i) 1-, 2-, 3- or 6-month LIBOR, plus a margin of between 1.50% and 2.25%, depending upon the Company’s leverage ratio (as defined in the 2016 Unsecured Credit Facility agreement), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin of between 0.50% and 1.25%, depending upon the Company’s leverage ratio.  The interest rate at March 31, 2018 was 3.68%.

Financial and Other Covenants. We are required to comply with a series of financial and other covenants to borrow under this credit facility. At March 31, 2018, we were in compliance with all required covenants.

Unencumbered Assets. The 2016 Unsecured Credit Facility is unsecured.  However, borrowings under the 2016 Unsecured Credit Facility are limited by the value of hotel assets that qualify as unencumbered assets. At March 31, 2018, the Company had 50 unencumbered hotel properties (the "Unencumbered Properties") supporting the 2016 Unsecured Credit Facility.

An interest rate swap entered into on September 5, 2013 with a notional value of $75.0 million, an effective date of January 2, 2014 and a maturity date of October 1, 2018 remains outstanding.  This interest rate swap was designated as a cash flow hedge and effectively fixes LIBOR at 2.04% which results in a fixed interest rate of 3.79% on $75.0 million of the $150 Million Term Loan.

Unsecured Term Loans

2015 Term Loan

On April 7, 2015, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into an unsecured term loan (the “2015 Term Loan”), with an original principal amount of $125.0 million, that was later increased to $140.0 million, upon exercise of an accordion feature.

On February 15, 2018, we repaid the $140.0 million outstanding balance with funds received from the 2018 Term Loan (as discussed below).

2017 Term Loan

On September 26, 2017, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $225.0 million unsecured term loan (the "2017 Term Loan") with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documentation.

The 2017 Term Loan has an accordion feature which allows us to increase the total commitments by an aggregate of $175.0 million prior to the maturity date, subject to certain conditions. The 2017 Term Loan matures on November 25, 2022.

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.45% and 2.20%, depending upon our leverage ratio (as defined in the loan documents), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin between 0.45% and 1.20%, depending upon our leverage ratio. We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at March 31, 2018 was 3.63%.

Financial and Other Covenants.  In addition, we are required to comply with a series of financial and other covenants in order to draw and maintain borrowings under the 2017 Term Loan. At March 31, 2018 we were in compliance with all financial covenants.

Unencumbered Assets.  The 2017 Term Loan is unsecured.  However, borrowings under the term loan are limited by the value of the assets that qualify as unencumbered assets.  At March 31, 2018, the Unencumbered Properties also supported the 2017 Term Loan.

2018 Term Loan

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a new $225.0 million unsecured term loan (the “2018 Term Loan”) with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documentation. The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the maturity date of February 14, 2025, subject to certain conditions, and a delayed draw feature that allows us to delay principal advances until May 16, 2018, at no additional cost.  At closing, we drew $140.0 million of the $225.0 million available under the 2018 Term Loan and used the proceeds to pay off and replace the 2015 Term Loan.

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.80% and 2.55%, depending upon our leverage ratio (as defined in the loan documents), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin between 0.80% and 1.55%, depending upon our leverage ratio.  We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at March 31, 2018 was 3.93%.

Financial and Other Covenants.  In addition, we are required to comply with a series of financial and other covenants in order to draw and maintain borrowings under the 2018 Term Loan. At March 31, 2018 we were in compliance with all financial covenants.

Unencumbered Assets.  The 2018 Term Loan is unsecured.  However, borrowings under the term loan are limited by the value of the assets that qualify as unencumbered assets.  At March 31, 2018, the Unencumbered Properties also supported the 2018 Term Loan.

On October 2, 2017, we entered into two separate $100.0 million interest rate swap agreements with an effective date of January 29, 2018, to partially fix the interest rate on a portion of our variable interest rate unsecured indebtedness.  The swaps convert LIBOR from a floating rate to an average annual fixed rate of 1.98% through January 31, 2023.

Metabank Loan

On June 30, 2017, we entered into a $47.6 million secured, non-recourse loan with MetaBank (the "MetaBank Loan"). As of December 31, 2017 we had drawn the entire $47.6 million balance available under the loan and used the proceeds to pay down the principal balance of our $300 Million Revolver. The MetaBank Loan provides for a fixed interest rate of 4.44% and interest only payments for 18 months following the closing date. After this 18 month period, the loan is amortized on a 25-year amortization schedule through the maturity date of July 1, 2027. The MetaBank Loan is secured by the Residence Inn in Salt Lake City, UT, the Four Points by Sheraton Hotel & Suites in South San Francisco, CA, and the Hyatt Place in Mesa, AZ. The MetaBank Loan is subject to a prepayment penalty if prepaid prior to April 1, 2027.

Mortgage and Term Loans

At March 31, 2018, we had $856.1 million in secured mortgages and unsecured term loans outstanding (including the $150 Million Term Loan, the 2017 Term Loan, the 2018 Term Loan and the Metabank Loan described above).  Term loans totaling $341.1 million, including the Metabank Loan, are secured primarily by first mortgage liens on certain hotel properties.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at March 31, 2018 and December 31, 2017 is as follows (dollars in thousands):

	March 31, 2018			December 31, 2017
	Number of Instruments	Notional Amount	Fair Value	Number of Instruments	Notional Amount	Fair Value
Interest rate swaps (asset)	2	$200,000	$5,084	2	$200,000	$1,509
Interest rate swaps (liability)	1	75,000	(21)	1	75,000	(190)
	3	$275,000	$5,063	3	$275,000	$1,319

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At March 31, 2018 and December 31, 2017, two of our interest rate swaps were in an asset position and one was in a liability position. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

During 2017, we adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. Accordingly, beginning in 2017, changes in the fair value of the hedging instruments are recorded in Other comprehensive income. Amounts deferred in Other comprehensive income are reclassified to interest expense in our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings. In the next twelve months, we estimate that $0.3 million will be reclassified from Other Comprehensive Income and recorded as a reduction to interest expense.

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Gain recognized in accumulated other comprehensive income on derivative financial instruments	$3,537	$112
Loss reclassified from accumulated other comprehensive income to interest expense	$(207)	$(237)

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

On May 9, 2017, the Company and the Operating Partnership, entered into an underwriting agreement (the “Underwriting Agreement”) with Raymond James & Associates, Inc. and Deutsche Bank Securities Inc., as the representatives of the several underwriters named therein, relating to the issuance and sale of 9,000,000 shares of the Company’s common stock, $0.01 par value per share, at a public offering price of $16.50 per share, less an underwriting discount of $0.66 per share. Pursuant to the terms of the Underwriting Agreement, the Company granted the underwriters a 30-day option to purchase up to an additional 1,350,000 shares of common stock on the same terms, which the underwriters exercised in full on May 10, 2017. The closing of the offering occurred on May 15, 2017 for net proceeds of $163.8 million, after the underwriting discount and offering-related expenses of $7.0 million.

On May 25, 2017, the Company and the Operating Partnership entered into separate sales agreements (collectively, the “Sales Agreements”) with each of Robert W. Baird & Co. Incorporated, Raymond James & Associates, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., RBC Capital Markets, LLC, KeyBanc Capital Markets Inc., Canaccord Genuity Inc., Jefferies LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, and BTIG, LLC (collectively, the “Sales Agents”), pursuant to which the Company may sell the Company’s shares of common stock, $0.01 par value per share, having an aggregate offering price of up to $200.0 million (the “Shares”), from time to time through the Sales Agents, each acting as a sales agent or principal (the "2017 ATM Program"). At the same time, the Company terminated each of the sales agreements entered into in connection with its prior at-the-market offering program, which was established in August 2016 and under which 6,151,514 shares of the Company’s common stock were sold through May 25, 2017 for net proceeds of approximately $89.1 million. To date, we have not sold any shares of our common stock under the 2017 ATM Program. During the three months ended March 31, 2018, we incurred costs totaling $0.1 million related to the 2017 ATM Program.

Pursuant to the Sales Agreements, the Shares may be offered and sold through any Sales Agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions. Each Sales Agent will be entitled to compensation of up to 2.0% of the gross proceeds of the Shares sold through such Sales Agent from time to time under the related Sales Agreement. The Company has no obligation to sell any of the Shares under the Sales Agreements and may at any time suspend solicitations and offers under, or terminate, any of the Sales Agreements.

Changes in common stock during the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
	2018	2017
Beginning common shares outstanding	104,287,128	93,525,469
Grants under the Equity Plan	583,373	316,142
Common Unit redemptions	—	10,657
Common stock issued for director fees	1,147	1,259
Shares retained for employee tax withholding requirements	(187,850)	(42,355)
Ending common shares outstanding	104,683,798	93,811,172

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.01 par value per share, of which 90,600,000 is currently undesignated, 3,000,000 shares have been designated as 6.45% Series D Cumulative Redeemable Preferred Stock (the "Series D preferred shares") and 6,400,000 shares have been designated as 6.25% Series E Cumulative Redeemable Preferred Stock (the "Series E preferred shares").

On March 20, 2018, the Company paid $85.3 million to redeem all 3,400,000 of its outstanding Series C preferred shares at a redemption price of $25 per share plus accrued and unpaid dividends.

The Company's outstanding shares of preferred stock (collectively, “Preferred Shares”) rank senior to our common stock and on parity with each other with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Preferred Shares do not have any maturity date and are not subject to mandatory redemption or sinking fund requirements. The Company may not redeem the Series D or Series E preferred shares prior to June 28, 2021 and November 13, 2022, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or in connection with certain changes in control. After those dates, the Company may, at its option, redeem the applicable Preferred Shares, in whole or from time to time in part, by payment of $25 per share, plus any accumulated, accrued and unpaid distributions up to, but not including, the date of redemption. If the Company does not exercise its rights to redeem the Preferred Shares upon certain changes in control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each Series D preferred share is 3.9216 shares of common stock and each Series E preferred share is 3.1686 shares of common stock, all subject to certain adjustments.

The Company pays dividends at an annual rate of $1.6125 for each Series D preferred share and $1.5625 for each Series E preferred share. Dividend payments are made quarterly in arrears on or about the last day of February, May, August and November of each year.

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

 At March 31, 2018 and December 31, 2017, unaffiliated third parties owned 323,391 Common Units of the Operating Partnership, representing less than a 1% limited partnership interest in the Operating Partnership for each period.

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

NOTE 7 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at March 31, 2018 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$5,084	$—	$5,084
Purchase options related to real estate loans	—	—	6,120	6,120
Liabilities:
Interest rate swaps	—	21	—	21

	Fair Value Measurements at December 31, 2017 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$1,509	$—	$1,509
Purchase options related to real estate loans	—	—	6,078	6,078
Liabilities:
Interest rate swaps	—	190	—	190

We are a mezzanine lender on three construction loans to fund up to an aggregate of $29.6 million for the development of three hotel properties. The three real estate loans closed in the fourth quarter of 2017 and each has a stated interest rate of 8% and an initial term of approximately three years.  As of March 31, 2018, we have funded $23.3 million on the loans. We have separate options related to each loan (each the "Initial Option") to purchase a 90% interest in each joint venture that owns the hotels upon completion of construction. We also have the right to purchase the remaining interests in each joint venture at future dates, generally five years after we exercise our Initial Option. We have recorded the aggregate estimated fair value of the Initial Options totaling $6.1 million in Other assets and as a discount to the related real estate loans. The discount will be amortized as a component of interest income over the term of the real estate loans using the straight-line method, which approximates the interest method. We recorded amortization of the discount of $0.5 million during the three-months ended March 31, 2018.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Restricted Cash

The Company maintains reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at some of our hotel properties in accordance with management, franchise or mortgage loan agreements. These agreements generally require us to reserve cash ranging from 3% to 5% of the revenues of the individual hotel in restricted cash escrow accounts. Any unused restricted cash balances revert to us upon the termination of the underlying agreement or may be released to us from the restricted cash escrow accounts upon proof of expenditures and approval from the lender or other party requiring the restricted cash reserves. At March 31, 2018 and December 31, 2017, approximately $31.5 million and $29.5 million, respectively, was available in restricted cash reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at our hotel properties.

Ground Leases

We lease land for one hotel property in Duluth, GA under the terms of an operating ground lease agreement expiring April 1, 2069. This property is currently under contract for sale. Upon completion of the sale, the operating ground lease agreement will be assigned to the buyer. We have two prepaid land leases for two hotel properties in Portland, OR which expire in June of 2084 and had remaining prepaid balances of approximately $3.2 million at both March 31, 2018 and December 31, 2017.  We have one option to extend these leases for an additional 14 years. We lease land for one hotel property in Houston (Galleria Area), TX under the terms of an operating ground lease agreement with an initial termination date of April 20, 2053 and one option to extend for an additional 10 years.  We lease land for one hotel property in Austin, TX with an initial lease termination date of May 31, 2050.  We lease land for one hotel property in Baltimore (Hunt Valley), MD with a lease termination date of December 31, 2019 and twelve remaining options to extend for five additional years per extension. Total rent expense for ground leases for each of the three months ended March 31, 2018 and 2017 was $0.5 million.

In addition, we lease land for one hotel property in Garden City, NY under a PILOT (payment in lieu of taxes) lease. We pay a reduced amount of property tax each year of the lease as rent. The lease expires on December 31, 2019. Upon expiration of the lease, we expect to exercise our right to acquire a fee simple interest in the hotel for nominal consideration.

Franchise Agreements

All of our hotel properties operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 20 years with various extension provisions. Each franchisor receives franchise fees ranging from 2% to 6% of each hotel property’s gross revenue, and some agreements require that we pay marketing fees of up to 4% of gross revenue. We also pay fees to our franchisors for services such as reservation and information systems. During the three months ended March 31, 2018 and 2017, we expensed fees related to our franchise agreements of $11.5 million and $9.2 million, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various professional third-party management companies. The terms of our management agreements generally range from three to 25 years with various extension provisions. Each management company receives a base management fee, generally a percentage of total hotel property revenues. In some cases there are also monthly fees for certain services, such as accounting, based on the number of guestrooms. Generally there are also incentive fees based on attaining certain financial thresholds. Management fee expenses for the three months ended March 31, 2018 and 2017 were $5.4 million and $4.7 million, respectively.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business. We are currently involved in litigation related to the settlement of a contractual obligation related to the purchase of a hotel property in 2012. We have accrued the amount of our expected liability to settle the contractual obligation at March 31, 2018. We are not currently aware of any actions against us that we believe would have a material effect on our financial condition or results of operations.

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

The Company's former Chief Financial Officer retired on March 31, 2018. In connection with his retirement, the Company recorded $1.0 million of additional stock-based compensation expense during the three months ended March 31, 2018 related to the modification of certain stock award agreements.

Stock Options Granted Under our Equity Plan

As of March 31, 2018, we had 235,000 outstanding and exercisable stock options with a weighted average exercise price of $9.75 per share, weighted average contractual term of 2.9 years and an aggregate intrinsic value of $0.9 million.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

On March 7, 2018, we granted time-based restricted stock awards for 23,363 shares of common stock to certain of our non-executive employees. The awards vest over a four-year period based on continued service (20% on March 9, 2019, 2020 and 2021, and 40% on March 9, 2022).

On March 7, 2018, we granted time-based restricted stock awards for 162,202 shares of common stock to our executive officers. The awards vest 25% on March 9, 2019, 25% on March 9, 2020 and 50% on March 9, 2021, based on continuous service through the vesting dates or in certain circumstances upon a change in control.

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

The following table summarizes time-based restricted stock award activity under our Equity Plan for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2017	391,477	$13.52	$5,962
Granted	185,565	13.15
Vested	(205,619)	13.41
Non-vested at March 31, 2018	371,423	$13.40	$5,055

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

On March 7, 2018, we granted performance-based restricted stock awards for 243,303 shares of common stock to our executive officers. Our performance-based restricted stock awards are market-based awards and are accounted for based on the fair value of our common stock on the grant date. The fair value of the performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model. These awards generally vest based on our percentile ranking within the SNL U.S. REIT Hotel Index at the end of the period beginning on March 7, 2018 and ending on the earlier of March 7, 2021 or upon a change in control.  The awards require continued service during the measurement period and are subject to the other conditions described in the Equity Plan or award document.

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

On March 3, 2015, we granted performance-based restricted stock awards for 154,505 shares of common stock to certain of our executive officers. These awards vested on January 1, 2018 at twice the number of shares granted based on our percentile ranking within the index at the end of the measurement period beginning on January 1, 2015 and ending on December 31, 2017.

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

The following table summarizes performance-based restricted stock activity under the Equity Plan for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2017	619,429	$16.16	$9,434
Granted	397,808	15.69
Vested	(309,010)	18.78
Non-vested at March 31, 2018	708,227	$14.75	$9,639

(1) The amounts included in this column represent the expected future value of the performance-based restricted stock awards calculated using the Monte Carlo simulation valuation model.

Director Stock Awards Made Pursuant to Our Equity Plan

Our non-employee directors have the option to receive shares of our common stock in lieu of cash for their director fees. During the three months ended March 31, 2018, we issued 1,147 shares of common stock for director fees.  The fair value of director stock awards is calculated based on the market value of our common stock on the date of grant.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate General and Administrative expenses in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Time-based restricted stock	$836	$476
Performance-based restricted stock	1,374	634
Director stock	17	20
	$2,227	$1,130

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $10.5 million at March 31, 2018 and will be recorded as follows (in thousands):

	Total	2018	2019	2020	2021	2022
Time-based restricted stock	$4,349	$1,554	$1,618	$959	$205	$13
Performance-based restricted stock	6,146	2,353	2,320	1,287	186	—
	$10,495	$3,907	$3,938	$2,246	$391	$13

NOTE 10 - INCOME TAXES

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

The reduced 21% federal income tax rate applicable to corporations will apply to taxable earnings reported for the full 2018 fiscal year. Accordingly, the Company remeasured its net deferred tax assets as of December 31, 2017 using the lower federal tax rate that will apply when these amounts are expected to reverse.

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

We recorded an income tax expense related to net income from continuing operations of $0.3 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

We had no unrecognized tax benefits at March 31, 2018. We expect no significant changes in unrecognized tax benefits within the next year.

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

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share):

	For the Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$9,691	$33,206
Less: Preferred dividends	(5,543)	(4,200)
Premium on redemption of preferred stock	(3,277)	—
Allocation to participating securities	(70)	(114)
Attributable to non-controlling interest	(3)	(120)
Net income attributable to common stockholders, net of amount allocated to participating securities	$798	$28,772
Denominator:
Weighted average common shares outstanding - basic	103,500	92,762
Dilutive effect of equity-based compensation awards	399	468
Weighted average common shares outstanding - diluted	103,899	93,230
Earnings per share - basic and diluted	$0.01	$0.31

All outstanding stock options were included in the computation of diluted earnings per share for the three months ended March 31, 2018 and 2017 due to their dilutive effect. The Common Units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income would also be added to derive net income attributable to common stockholders. We had unvested performance-based restricted stock awards of 453,664 shares and 589,107 shares for the three months ended March 31, 2018 and 2017, respectively,which were excluded from the denominator of the diluted earnings per share as the awards had not achieved the requisite performance conditions for vesting at each period end.

NOTE 12 - SUBSEQUENT EVENTS

Assets Held For Sale

During the three months ended March 31, 2018, the Company entered into contracts for the sale of the following properties: Holiday Inn - Duluth GA, Hilton Garden Inn – Duluth, GA, Hampton Inn – Provo, UT and the Holiday Inn Express – Sandy, UT. Subsequent to March 31, 2018, the escrow funds have become non-refundable and we consider the closing of the sales probable. As such, we reclassified the properties to Assets held for sale at March 31, 2018.

Debt

On April 2, 2018, we repaid four mortgage loans with Western Alliance Bank totaling $23.9 million that had a blended interest rate of 5.39%. There were no prepayment penalties associated with this transaction. The properties that secured the mortgage loans are now unencumbered and are expected to be added to our unencumbered pool to support our 2016 Unsecured Credit Facility, 2017 Term Loan and 2018 Term Loan.

Dividends

On April 30, 2018, our Board of Directors declared cash dividends of $0.18 per share of common stock, $0.403125 per share of 6.45% Series D Cumulative Redeemable Preferred Stock, and $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock. These dividends are payable May 31, 2018 to stockholders of record on May 16, 2018.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2017 and our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

•
the recognition of taxable gains from the sale of hotel properties as a result of the inability to complete certain like-kind exchanges in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (the "IRC");

•	availability of and our ability to retain qualified personnel;

•	our failure to maintain our qualification as a real estate investment trust ("REIT") under the IRC;

•	changes in our business or investment strategy;

•	availability, terms and deployment of capital;

•	general volatility of the capital markets and the market price of our common stock;

•	environmental uncertainties and risks related to natural disasters;

•
our ability to recover fully under our existing insurance policies for insurable losses and our ability to maintain adequate or full replacement cost “all-risk” property insurance policies on our properties on commercially reasonable terms;

•	the effect of a data breach or significant disruption of hotel operator information technology networks as a result of cyber attacks beyond insurance coverages or indemnities from service providers;

•	current and future changes to the IRC; and

•	the other factors discussed under the heading "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning primarily premium-branded, select-service hotels. At March 31, 2018, our portfolio consisted of 83 hotels with a total of 12,242 guestrooms located in 26 states. We own our hotels in fee simple, except for seven hotels, six of which are subject to ground leases and one of which is subject to a PILOT (payment in lieu of taxes) lease. Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

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

Management Company	Number of Properties	Number of Guestrooms
Interstate Management Company, LLC and its affiliate Noble Management Group, LLC	37	5,179
OTO Development, LLC	13	1,796
Select Hotel Group, LLC	9	1,281
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	7	1,176
White Lodging Services Corporation	4	791
Stonebridge Realty Advisors, Inc.	4	597
Affiliates of IHG including IHG Management (Maryland) LLC and Intercontinental Hotel Group Resources, Inc.	2	395
American Liberty Hospitality, Inc.	2	372
Aimbridge Hospitality (formerly Pillar Hotels and Resorts, LLC)	2	199
Kana Hotels, Inc.	2	195
Fillmore Hospitality	1	261
Total	83	12,242

Our typical hotel management agreement requires us to pay a base fee to our hotel manager calculated as a percentage of hotel revenues.  In addition, our hotel management agreements generally provide that the hotel manager can earn an incentive fee for revenue or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") over certain thresholds or based on a return over our required preferred return.  Our TRS lessees may employ other hotel managers in the future.  We do not, and will not, have any ownership or economic interest in any of the hotel management companies engaged by our TRS lessees.

Our revenues are derived from hotel operations and consist of room revenue, food and beverage revenue and other hotel operations revenue. Revenues from our other hotel operations consist of ancillary revenues related to meeting rooms and other guest services provided at certain of our hotel properties.

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

According to the PricewaterhouseCoopers, LLP industry report, "Hospitality Directions: January 2018," RevPAR growth in the U.S. for Upscale hotels (the Smith Travel Research segment in which the majority of our hotel properties are included) is forecasted to be 2.3% for 2018. We continue to have a positive outlook on national macroeconomic conditions and their potential effects on RevPAR growth. We are encouraged by the relative strength of leisure demand and some of the more recent positive indicators suggesting improved business travel conditions. However, the industry and the Upscale market in particular, experienced a deceleration in RevPAR growth in 2017, based in part on slower corporate demand growth and supply increasing more than demand. These trends could continue into 2018, although room starts are slowing and demand growth exceeded many forecasts in the first quarter.

Our Hotel Property Portfolio

At March 31, 2018, our portfolio consisted of 83 hotels with a total of 12,242 guestrooms. According to current chain scales as defined by Smith Travel Research, one of our hotel properties with 157 guestrooms is categorized as an Upper-upscale hotel, 64 of our hotel properties with 9,785 guestrooms are categorized as Upscale hotels and 18 of our hotel properties with 2,300 guestrooms are categorized as Upper-midscale hotels. Information about our hotel properties as of March 31, 2018 is as follows:

Franchise/Brand	Number of Hotel Properties	Number of Guestrooms
Marriott
AC Hotel by Marriott	1	255
Courtyard by Marriott	15	2,760
Fairfield Inn & Suites by Marriott	1	140
Four Points by Sheraton	1	101
Marriott	1	157
Residence Inn by Marriott	9	1,294
SpringHill Suites by Marriott	6	874
Total Marriott	34	5,581
Hilton
DoubleTree by Hilton	1	210
Hampton Inn	3	327
Hampton Inn & Suites	8	1,127
Hilton Garden Inn	9	1,196
Homewood Suites	2	251
Total Hilton	23	3,111
Hyatt
Hyatt House	2	298
Hyatt Place	16	2,310
Total Hyatt	18	2,608
IHG
Holiday Inn	1	143
Holiday Inn Express	1	66
Holiday Inn Express & Suites	3	433
Hotel Indigo	1	115
Staybridge Suites	1	121
Total IHG	7	878
Carlson
Country Inn & Suites by Carlson	1	64
Total	83	12,242

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

Dispositions to Affiliates of Hospitality Investors Trust, Inc. (formerly American Realty Capital Hospitality Trust, Inc.)

On June 8, 2015, we entered into multiple sales agreements with affiliates of Hospitality Investors Trust, Inc. (“HIT”) for the sale of a portfolio of hotels to HIT. The agreements were modified on various occasions between 2015 and 2017 such that we sold 23 hotels containing 2,448 guestrooms to HIT in three tranches over that time period for a combined price of approximately $325.1 million (collectively, the “HIT Sale”), as follows (dollars in thousands):

Tranche	Closing Date	Hotels Sold	Sales Price
1	October 2015	10	$150,000
2	February 2016	6	108,300
3	April 2017	7	66,800
		23	$325,100

In connection with the HIT Sale, Summit Hotel OP, LP (the "Operating Partnership") entered into a loan agreement with HIT, as borrower, which provided for a loan by us to HIT in the amount of $27.5 million (the “Loan” or “Loan Agreement”).  The proceeds of the Loan were required to be applied by HIT as follows: (i) $20.0 million was applied toward the payment of a portion of the $108.3 million purchase price for six hotels acquired in the second tranche; and (ii) the remaining $7.5 million was applied by HIT to fund the escrow deposit required for the purchase of hotels in the third tranche. We deferred $20.0 million of gain from the sale of the hotels in the second tranche as a result of the Loan structure. We recognized the deferred gain as principal payments on the Loan were received, and we recognized the final $15.0 million of gain when the Loan was paid in full on March 31, 2017.

Other Asset Sales and Pending Sales

On February 22, 2018, we entered into two separate agreements to sell the Holiday Inn Express & Suites in Sandy, UT and the Hampton Inn in Provo, UT for $9.0 million and $10.0 million, respectively.

On March 1, 2018, we entered into two separate agreements to sell the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA for $8.3 million and $16.0 million, respectively.

We expect to close the sale of the hotel properties currently under contract in the second quarter of 2018.

On March 30, 2017, we completed the sale of the Hyatt Place in Atlanta, GA for $14.5 million and repaid a related mortgage loan totaling $6.5 million. The sale of this property resulted in the realization of a net gain of $4.8 million during the three months ended March 31, 2017.

Hotel Property Acquisitions

We did not acquire any hotel properties during the three months ended March 31, 2018. A summary of the hotel properties acquired during the three months ended March 31, 2017 is as follows (dollars in thousands):

Date Acquired	Franchise/Brand	Location	Guestrooms	Purchase Price
March 1, 2017	Homewood Suites	Aliso Viejo (Laguna Beach), CA	129	$38,000
March 30, 2017	Hyatt Place	Phoenix (Mesa), AZ	152	22,200
			281	$60,200	(1)

(1)	The net assets acquired totaled $60.5 million due to the purchase at settlement of $0.2 million of net working capital and other assets and capitalized transaction costs of $0.1 million.

     The acquisitions closed during the three months ended March 31, 2017 were funded by advances on our $300 Million Revolver, cash generated from the sale of properties, and operating cash flows.

Results of Operations

The comparisons that follow should be reviewed in conjunction with the unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2018 with the Three Months Ended March 31, 2017

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the three months ended March 31, 2018 compared with the three months ended March 31, 2017 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned or leased as of March 31, 2018 and that we have owned or leased at all times since January 1, 2017.

	For the Three Months Ended March 31,				Quarter-over-Quarter		Quarter-over-Quarter
	2018		2017		Dollar Change		Percentage/Basis Point Change
	Total Portfolio (83 hotels)	Same-Store Portfolio (69 hotels)	Total Portfolio (82 hotels)	Same-Store Portfolio (69 hotels)	Total Portfolio (83/82 hotels)	Same-Store Portfolio (69 hotels)	Total Portfolio (83/82 hotels)		Same-Store Portfolio (69 hotels)
Revenues:
Room	$129,572	$101,240	$110,350	$101,240	$19,222	$—	17.4%		—%
Food and beverage	6,329	4,635	4,959	4,686	1,370	(51)	27.6%		(1.1)%
Other	4,298	2,896	2,680	2,560	1,618	336	60.4%		13.1%
Total	$140,199	$108,771	$117,989	$108,486	$22,210	$285	18.8%		0.3%

Expenses:
Room	$29,005	$23,445	$25,004	$22,618	$4,001	$827	16.0%		3.7%
Food and beverage	4,999	3,678	3,924	3,670	1,075	8	27.4%		0.2%
Other hotel operating expenses	39,458	30,484	33,178	30,037	6,280	447	18.9%		1.5%
Total	$73,462	$57,607	$62,106	$56,325	$11,356	$1,282	18.3%		2.3%

Operational Statistics:
Occupancy	76.3%	76.2%	76.8%	76.9%	n/a	n/a	(57)	bps	(76)	bps
ADR	$154.22	$150.73	$144.94	$149.25	$9.28	$1.48	6.4%		1.0%
RevPAR	$117.60	$114.78	$111.36	$114.78	$6.24	$—	5.6%		—%

Revenue. The $22.2 million increase in total portfolio revenues for the three months ended March 31, 2018 compared to the same period of 2017 is the result of incremental revenues of $30.7 million generated as a result of the acquisition of fourteen hotels in 2017 (the “2017 Acquisitions”) and an increase in same-store revenues of $0.3 million, partially offset by a decline in revenues of $8.7 million related to properties sold after December 31, 2016.

The 5.6% increase in RevPAR for the total portfolio for the three months ended March 31, 2018 compared to the same period of 2017 is the result of the purchase of higher RevPAR hotel properties with the 2017 Acquisitions, which produced an aggregate RevPAR of $128.91 for the three months ended March 31, 2018 and the sale of lower RevPAR hotels since March 31, 2017, which produced an aggregate RevPAR of $78.58 for the three months ended March 31, 2017.

Expenses. The $11.4 million increase in total portfolio expenses for the three months ended March 31, 2018 compared to the same period of 2017 is the result of incremental expenses of $15.5 million due to the 2017 Acquisitions and an increase in same-store expenses of $1.3 million, partially offset by a decline in expenses of $5.4 million related to properties sold after December 31, 2016.

The increase in Room expenses and Food and beverage expenses for the three months ended March 31, 2018 compared to the same period of 2017 were commensurate with the increases in Room revenues and Food and beverage revenues. Other hotel operating expenses remained consistent as a percentage of revenue for the three months ended March 31, 2018 compared to the same period of 2017. The increase in same-store expenses for the three months ended March 31, 2018 compared to the same period of 2017 were primarily driven by increased labor costs. We anticipate that labor costs are likely to continue to grow modestly due to the upward pressure on wages in certain markets with lower unemployment rates.

Property taxes, insurance and other. The increase in property taxes, insurance and other of $2.6 million for the three months ended March 31, 2018 compared to the same period of 2017 is primarily due to an increase in property taxes related to the 2017 Acquisitions.

Management fees. The increase in management fees of $0.6 million for the three months ended March 31, 2018 compared to the same period of 2017 is primarily due to the increase in revenue from the 2017 Acquisitions.

Depreciation and amortization. Depreciation and amortization expenses increased $6.5 million, or 34.8%, in the three months ended March 31, 2018, primarily due to incremental depreciation expense associated with the 2017 acquisitions.

Corporate, general and administrative. Corporate general and administrative expenses increased by $1.5 million, or 28.6%, during the three months ended March 31, 2018 compared with the three months ended March 31, 2017, primarily due to increases in stock-based compensation and incentive compensation costs. The increase in stock-based compensation expense related primarily to the modification of grants to our former CFO who retired on March 31, 2018.

(Loss) gain on disposal of assets, net. The Company recorded a small loss on disposal of assets for the three months ended March 31, 2018 and a gain on disposal of assets of $19.5 million for the three months ended March 31, 2017. The gain on disposal of assets for the three months ended March 31, 2017 was primarily due to the sale of one hotel for a net gain of $4.8 million and the recognition of the remaining $15.0 million of deferred gain related to the repayment of the HIT Loan.

Other income, net. Other income, net decreased by $1.6 million during the three months ended March 31, 2018 compared with the three months ended March 31, 2017, primarily due to interest income of $1.2 million related to the realization of PIK interest on the HIT Loan upon pay-off of the loan on March 31, 2017.

Non-GAAP Financial Measures

We disclose certain “non-GAAP financial measures,” which are measures of our historical financial performance. Non-GAAP financial measures are financial measures not prescribed by Generally Accepted Accounting Principles ("non-GAAP"). These measures are as follows: (i) Funds From Operations (“FFO”) and Adjusted Funds from Operations ("AFFO"), (ii) Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"), Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate ("EBITDAre") and Adjusted EBITDAre (as described below). We caution investors that amounts presented in accordance with our definitions of non-GAAP financial measures may not be comparable to similar measures disclosed by other companies, since not all companies calculate these non-GAAP financial measures in the same manner. Our non-GAAP measures should be considered along with, but not as alternatives to, net income (loss) as a measure of our operating performance. Our non-GAAP measures may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, debt service obligations and other commitments and uncertainties. Although we believe that our non-GAAP measures can enhance the understanding of our financial condition and results of operations, these non-GAAP financial measures are not necessarily better indicators of any trend as compared to a comparable measure prescribed by Generally Accepted Accounting Principles ("GAAP") such as net income (loss).

FFO and AFFO

As defined by the National Association of Real Estate Investment Trusts, (“Nareit”), FFO represents net income or loss (computed in accordance with GAAP), excluding preferred dividends, gains (or losses) from sales of real property, impairment losses on real estate assets, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization related to real estate assets, and adjustments for unconsolidated partnerships and joint ventures. AFFO represents FFO excluding amortization of deferred financing costs, franchise fees, equity-based compensation expense, debt transaction costs, premiums on redemption of preferred shares, losses from net casualties, non-cash interest income and non-cash income tax related adjustments to our deferred tax asset. Unless otherwise indicated, we present FFO and AFFO applicable to our common shares and common units. We present FFO and AFFO because we consider it an important supplemental measure of our operational performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and AFFO when reporting their results. FFO and AFFO is intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and AFFO excludes depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, it provides a performance measure that, when compared year over year, reflects the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our computation of

FFO differs slightly from the computation of Nareit-defined FFO related to the reporting of corporate depreciation and amortization expense. Our computation of FFO may also differ from the methodology for calculating FFO used by other equity REITs and, accordingly, may not be comparable to such other REITs. FFO and AFFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.  Where indicated in this Quarterly Report on Form 10-Q, FFO is based on our computation of FFO and not the computation of Nareit-defined FFO unless otherwise noted.

The following is a reconciliation of our GAAP net income to FFO and AFFO for the three months ended March 31, 2018 and 2017 (in thousands, except per share/unit amounts):

	For the Three Months Ended March 31,
	2018	2017
Net income	$9,691	$33,206
Preferred dividends	(5,543)	(4,200)
Premium on redemption of preferred stock	(3,277)	—
Net income applicable to common shares and common units	871	29,006
Real estate-related depreciation	25,123	18,640
Amortization of lease-related intangible assets, net	181	—
Loss (gain) on disposal of assets, net	43	(19,456)
FFO applicable to common shares and common units	26,218	28,190
Amortization of deferred financing costs	494	518
Amortization of franchise fees	123	86
Hotel property acquisition costs	—	354
Equity-based compensation	2,227	1,130
Debt transaction costs	88	154
Premium on redemption of preferred stock	3,277	—
Non-cash interest income	(509)	—
Casualty losses (recoveries), net	218	(266)
AFFO applicable to common shares and common units	$32,136	$30,166
Weighted average diluted common shares/common units (1)	104,403	93,623
FFO per common share/common unit	$0.25	$0.30
AFFO per common share/common unit	$0.31	$0.32

(1)
Includes common units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the common units are redeemable for cash or, at our election, shares of our common stock.

 EBITDA, EBITDAre and Adjusted EBITDAre

EBITDA

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

EBITDAre and Adjusted EBITDAre

In September 2017, Nareit proposed a standardized performance measure, called EBITDAre, which is based on EBITDA and is expected to provide additional relevant information about REITs as real estate companies in support of growing interest among generalist investors. The conclusion was reached that, while dedicated REIT investors have long been accustomed to utilizing the industry’s supplemental measures such as FFO and net operating income (“NOI”) to evaluate the investment quality of REITs as real estate companies, it would be helpful to generalist investors for REITs as real estate companies to also present EBITDAre as a more widely known and understood supplemental measure of performance. EBITDAre is intended to be a supplemental non-GAAP performance measure that is independent of a company’s capital structure and will provide a uniform basis to measure the enterprise value of a company compared to other REITs.

Nareit recommended that companies report EBITDAre in all financial reports for periods beginning after December 31, 2017. We have adopted Nareit’s presentation of EBITDAre for this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

EBITDAre, as defined by Nareit, is calculated as EBITDA, excluding: (i) loss and gains on disposition of property and (ii) asset impairments, if any. We believe EBITDAre is useful to an investor in evaluating our operating performance because it provides investors with an indication of our ability to incur and service debt, to satisfy general operating expenses, to make capital expenditures and to fund other cash needs or reinvest cash into our business. We also believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our asset base (primarily depreciation and amortization) from our operating results.

We make additional adjustments to EBITDAre when evaluating our performance because we believe that the exclusion of certain additional non-recurring or unusual items described below provides useful supplemental information to investors regarding our ongoing operating performance. We believe that the presentation of Adjusted EBITDAre, when combined with the primary GAAP presentation of net income, is useful to an investor in evaluating our operating performance because it provides investors with an indication of our ability to incur and service debt, to satisfy general operating expenses, to make capital expenditures and to fund other cash needs or reinvest cash into our business. We also believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our asset base (primarily depreciation and amortization) from our operating results.

The following is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Net income	$9,691	$33,206
Depreciation and amortization	25,246	18,726
Amortization of lease-related intangible assets, net	181	—
Interest expense	9,329	6,791
Interest income	(27)	(4)
Income tax expense	260	421
EBITDA	44,680	59,140
Loss (gain) on disposal of assets, net	43	(19,456)
EBITDAre	44,723	39,684
Equity-based compensation	2,227	1,130
Hotel property acquisition costs	—	354
Debt transaction costs	88	154
Non-cash interest income	(509)	—
Casualty losses (recoveries), net	218	(266)
Adjusted EBITDAre	$46,747	$41,056

Liquidity and Capital Resources

Liquidity Requirements

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with internal and brand standards, capital expenditures to improve our hotel properties, hotel development costs, acquisitions, interest expense, settlement of interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, mezzanine loan funding commitments, and distributions to our stockholders. Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other non-recurring capital expenditures that periodically are made with respect to our hotel properties and scheduled debt payments, including maturing loans.

To satisfy the requirements for qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to distribute a sufficient amount of our taxable income to maintain our status as a REIT and to avoid tax on undistributed income. Therefore, if sufficient funds are not available to us from hotel dispositions, our 2016 Unsecured Credit Facility and additional mortgage and other loans, we will need to raise capital to grow our business and invest in additional hotel properties.

We expect to satisfy our liquidity requirements with cash provided by operations, working capital, short-term borrowings under our 2016 Unsecured Credit Facility, borrowings of term debt, repayment of notes receivable, the strategic sale of hotels and the release of restricted cash upon satisfaction of the usage requirements. In addition, we may fund the purchase price of hotel acquisitions, hotel development costs, and cost of required capital improvements by borrowing under our 2016 Unsecured Credit Facility, assuming mortgage debt from the seller on acquired hotels, issuing securities (including common units issued by our Operating Partnership), or incurring mortgage or other types of debt. Further, we may seek to meet our liquidity requirements by raising capital through public or private offerings of our equity or debt securities. However, certain factors may have an adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders, volatility in the equity and debt capital markets and other market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all. We believe that our cash provided by operations, working capital, borrowings available under our 2016 Unsecured Credit Facility, unsecured term loans and other sources of funds available to us will be sufficient to meet our ongoing liquidity requirements for at least the next 12 months.

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a new $225.0 million unsecured term loan (the “2018 Term Loan”).  The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the maturity date of February 14, 2025, subject to certain conditions, and a delayed draw feature that allows us to delay principal advances until May 16, 2018, at no additional cost.  At closing, we drew $140.0 million of the $225.0 million available under the 2018 Term Loan and used the proceeds to pay off and replace the 2015 Term Loan (as defined in "Note 4 - Debt" to the Condensed Consolidated Financial Statements). See "Note 4 - Debt" to the Condensed Consolidated Financial Statements for additional information.

At March 31, 2018, we have scheduled debt principal amortization payments during the next 12 months totaling $8.2 million and debt maturities during the next 12 months totaling $110.8 million. Although we believe we will have the capacity to satisfy these debt maturities and pay these scheduled principal debt payments or that we will be able to fund them using draws under our $300 Million Revolver, there can be no assurances that our credit facility will be available to repay such amortizing debt as draws under our credit facility are subject to meeting certain financial covenants. At March 31, 2018, we were in compliance with all of our covenants under the 2016 Unsecured Credit Facility.

On April 2, 2018, we repaid four mortgage loans with Western Alliance Bank totaling $23.9 million. There were no prepayment penalties associated with this transaction.

We anticipate investing capital into our hotel properties pursuant to property improvement plans required by our franchisors and our own internal quality standards. We expect capital expenditures through the remainder of 2018 to be in the range of $32.0 million to $52.0 million.  Actual amounts may differ from our expectations.  We may also make renovations and incur other non-recurring capital expenditures in 2018 at hotel properties that we acquire in the future. For the three months ended March 31, 2018 we invested $13.0 million of capital into our hotels.

We are developing a 168-guestroom Hyatt House in Orlando, FL on a parcel of land that we own. We expect the total development costs for the construction of the hotel to be approximately $32.0 million. We have incurred $25.0 million of costs through March 31, 2018 and we have reclassified the carrying amount of the land parcel of $2.8 million from Land Held for Development to Investment in Hotel Properties Under Development.

We are a mezzanine lender on three construction loans to fund up to an aggregate of $29.6 million for the development of three hotel properties. The three real estate loans closed in the fourth quarter of 2017 and each has a stated interest rate of 8.0% and an initial term of approximately three years.  As of March 31, 2018, we have funded $23.3 million on the loans.

Cash Flows

	For the Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Net cash provided by operating activities	$37,746	$30,915	$6,831
Net cash used in investing activities	(22,766)	(36,438)	13,672
Net cash (used in) provided by financing activities	(6,069)	41,135	(47,204)
Net change in cash, cash equivalents and restricted cash	$8,911	$35,612	$(26,701)

The increase in net cash provided by operating activities of $6.8 million for the three months ended March 31, 2018 compared with the three months ended March 31, 2017 primarily resulted from an increase in net income, after adjusting for non-cash items, of $3.5 million and net changes in working capital of $3.3 million.

The decrease in net cash used in investing activities of $13.7 million for the three months ended March 31, 2018 compared with the three months ended March 31, 2017 is primarily due to a reduction in acquisitions of hotel properties of $60.5 million and a decrease in hotel development costs of $0.6 million, partially offset by a decrease in receipts of principal payments on real estate loans of $22.5 million, a decrease in proceeds from asset dispositions of $14.9 million, an increase in the funding of real estate loans of $5.3 million, and an increase in capital expenditures of $4.7 million.

The decrease in net cash from financing activities of $47.2 million for the three months ended March 31, 2018 compared with the three months ended March 31, 2017 is primarily due to the redemption of preferred shares of $85.0 million during the three months ended March 31, 2018 and an increase in dividends of $5.4 million, partially offset by an increase in net borrowings of $46.6 million.

At March 31, 2017, the $95.2 million balance of our cash, cash equivalents and restricted cash was higher than normal due to the cash proceeds from the sale of the Hyatt Place in Atlanta, GA on March 30, 2017 and the repayment of the Loan by HIT on March 31, 2017. These proceeds were applied to reduce the outstanding balance on our senior unsecured credit facility by approximately $40.0 million during April 2017.

Outstanding Indebtedness

At March 31, 2018, we had $341.1 million in outstanding indebtedness secured by first priority mortgage liens on 33 hotel properties. We also had borrowed $275.0 million on our 2016 Unsecured Credit Facility, which included borrowings of $150.0 million on our $150 Million Term Loan and $125.0 million on our $300 Million Revolver (each as defined in "Note 4 - Debt" to the Condensed Consolidated Financial Statements). We also had $225.0 million drawn on our 2017 Term Loan (as defined in "Note 4 - Debt" to the Condensed Consolidated Financial Statements), and $140.0 million on our 2018 Term Loan (as defined above), each of which were supported at March 31, 2018 by a borrowing base of 50 unencumbered hotel properties. At March 31, 2018, the maximum amount of borrowing permitted under the 2016 Unsecured Credit Facility was $450.0 million, of which we had borrowed $275.0 million and $175.0 million was available to borrow. See "Note 4 - Debt" to the Condensed Consolidated Financial Statements for additional information.

At April 20, 2018, we had borrowed $290.0 million on our 2016 Unsecured Credit Facility, which included borrowings of $150.0 million on our $150 Million Term Loan and $140.0 million on our $300 Million Revolver. Additionally, we had $225.0 million outstanding on our 2017 Term Loan and $140.0 million outstanding on our 2018 Term Loan. Each of the credit facilities were supported by the 50 hotel properties included in the credit facility borrowing bases.

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing term loan documentation as a subsidiary guarantor, entered into the 2018 Term Loan.  The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the maturity date of February 14, 2025, subject to certain conditions, and a delayed draw feature that allows us to delay principal advances until May 16, 2018, at no additional cost.  At closing, we drew $140.0 million of the $225.0 million available under the 2018 Term Loan and used the proceeds to pay off and replace the 2015 Term Loan (as defined in "Note 4 - Debt" to the Condensed Consolidated Financial Statements).

We intend to secure or assume term loan financing or use our $300 Million Revolver, together with other sources of financing, for use in funding future acquisitions, hotel development costs, and capital improvements. We may not succeed in obtaining new financing on favorable terms, or at all, and we cannot predict the size or terms of future financings. Our failure to obtain new financing could adversely affect our ability to grow our business.

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

A summary of our gross debt at March 31, 2018 is as follows (dollars in thousands):

Lender	Interest Rate		Amortization Period (Years)	Maturity Date	Number of Encumbered Properties		Principal Amount Outstanding
$450 Million Senior Unsecured Credit Facility
Deutsche Bank AG New York Branch
$300 Million Revolver	3.68% Variable		n/a	March 31, 2020	n/a		$125,000
$150 Million Term Loan	3.63% Variable	(1)	n/a	March 31, 2021	n/a		150,000
Total Senior Unsecured Credit Facility							275,000

Unsecured Term Loan
KeyBank National Association, as Administrative Agent
Term Loan	3.63% Variable		n/a	November 25, 2022	n/a		225,000
KeyBank National Association, as Administrative Agent
Term Loan	3.93% Variable		n/a	February, 14, 2025	n/a		140,000

Secured Mortgage Indebtedness
Voya (formerly ING Life Insurance and Annuity)	5.18% Fixed		20	March 1, 2019	2	(2)	39,676
	5.18% Fixed		20	March 1, 2019	4	(2)	35,561
	5.18% Fixed		20	March 1, 2019	2	(2)	22,935
	5.18% Fixed		20	March 1, 2019	1	(2)	16,292
MetaBank	4.44% Fixed		25	July 1, 2027	3		47,640
KeyBank National Association	4.46% Fixed		30	February 1, 2023	4		26,784
	4.52% Fixed		30	April 1, 2023	3		20,768
	4.30% Fixed		30	April 1, 2023	3		20,101
	4.95% Fixed		30	August 1, 2023	2		35,920
Western Alliance Bank (formerly GE Capital Financial, Inc.)	5.39% Fixed		25	April 1, 2020	1		8,644	(4)
	5.39% Fixed		25	April 1, 2020	1		4,655	(4)
Bank of Cascades	3.88% Variable		25	December 19, 2024	1	(3)	8,956
	4.30% Fixed		25	December 19, 2024	—	(3)	8,956
Compass Bank	4.28% Variable		25	May 6, 2020	3		22,617
Western Alliance Bank (formerly General Electric Capital Corp.)	5.39% Fixed		25	April 1, 2020	1		4,894	(4)
	5.39% Fixed		25	April 1, 2020	1		5,732	(4)
U.S. Bank, NA	6.13% Fixed		25	November 11, 2021	1		10,943
Total Mortgage Loans							341,074
Total Debt					33		$981,074

(1)	Our interest rate swap fixed a portion of the interest rate on this loan. See "Note 5 - Derivative Financial Instruments and Hedging" to the Condensed Consolidated Financial Statements.

(2)	The four Voya mortgage loans are cross-defaulted and cross-collateralized.

(3)	The Bank of Cascades mortgage loans are secured by the same collateral and cross-defaulted.

(4)	The four Western Alliance Bank loans were paid in full on April 2, 2018.

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

On March 20, 2018, the Company paid $85.3 million to redeem all 3,400,000 shares of its outstanding Series C preferred stock at a redemption price of $25 per share plus accrued and unpaid dividends.

The Company's former Chief Financial Officer retired on March 31, 2018. In connection with his retirement, the Company recorded $1.0 million of additional stock-based compensation expense during the three months ended March 31, 2018 related to the modification of certain stock award agreements.

Capital Expenditures

During the three months ended March 31, 2018, we funded $13.0 million in capital expenditures.  We anticipate spending an estimated $32.0 million to $52.0 million on capital expenditures in the remainder of 2018. We also incurred $4.5 million of hotel development costs related to the construction of a 168-guestroom Hyatt House in Orlando, FL. We expect total hotel development costs for this hotel to be approximately $32.0 million. We expect to fund these expenditures through a combination of cash provided by operations, working capital, borrowings under our $300 Million Revolver, or other potential sources of capital, to the extent available to us.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at March 31, 2018 (dollars in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Debt obligations (1)	$981,074	$119,012	$339,007	$193,240	$329,815
Currently projected interest (2)	185,173	37,652	66,750	44,645	36,126
Operating lease obligations (3)	115,389	2,037	4,221	4,017	105,114
Purchase obligations (4)	12,660	12,660	—	—	—
Total	$1,294,296	$171,361	$409,978	$241,902	$471,055

(1)	Amounts shown include amortization of principal and debt maturities.

(2)	Interest payments on our variable rate debt have been estimated using the interest rates in effect at March 31, 2018, after giving effect to our interest rate swaps.

(3)	Amounts consist primarily of non-cancelable ground lease and corporate office lease obligations.

(4)	This amount represents purchase orders and executed contracts for development or renovation projects at our hotel properties.

Critical Accounting Policies

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10):
Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting requirements for the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income for the period. We adopted ASU No. 2016-01 for our fiscal year commencing on January 1, 2018. The adoption of ASU No. 2016-01 did not have a material effect on our consolidated financial position or our results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for our fiscal year commencing on January 1, 2019, but early adoption is permitted. We anticipate that we will adopt ASU No. 2016-02 for our fiscal year commencing on January 1, 2019. We expect to apply the modified retrospective approach such that we will account for leases that commenced before the effective date of ASU No. 2016-02 in accordance with previous GAAP unless the lease is modified, except we will recognize right-of-use assets and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The effect that the adoption of ASU No. 2016-02 will have on our consolidated financial position or results of operations is not currently reasonably estimable.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. We adopted ASU No. 2016-15 for our fiscal year commencing on January 1, 2018. The effect of this amendment has been applied retrospectively where practical. The adoption of ASU No. 2016-15 did not have a material effect on our consolidated financial position or our results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies how companies should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires companies to show the changes in the total of cash, cash equivalents and restricted cash in the statement of cash flows. We retrospectively adopted ASU No. 2016-18 for our fiscal year commencing on January 1, 2018. The adoption of ASU No. 2016-18 did not have a material effect on our consolidated financial position or our results of operations.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with ASC No. 718, Compensation - Stock Compensation. We adopted ASC No. 2017-09 for our fiscal year commencing on January 1, 2018. This guidance is to be applied prospectively to an award modified on or after the adoption date. We applied the requirements of ASU No. 2017-09 to the modification of certain stock awards as described in "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Equity Transactions".

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

At March 31, 2018, we were party to three interest rate derivative agreements, with a total notional amount of $275.0 million, where we receive variable-rate payments in exchange for making fixed-rate payments. These agreements are accounted for as cash flow hedges. The termination value of the derivative in a liability position was $0.1 million at March 31, 2018. The $75.0 million interest rate swap expires on October 1, 2018 and the two separate $100.0 million interest rate swaps expire on January 31, 2023.

At March 31, 2018, after giving effect to our interest rate derivative agreements, $584.5 million, or 59.6%, of our debt had fixed interest rates and $396.6 million, or 40.4%, had variable interest rates.  At December 31, 2017, after giving effect to our interest rate derivative agreements, $386.3 million, or 44.2%, of our debt had fixed interest rates and $486.8 million, or 55.8%, had variable interest rates. Assuming no increase in the level of our variable rate debt outstanding at March 31, 2018, if interest rates increased by 1.0%, then our interest cost would increase by approximately $4.0 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At March 31, 2018, we have scheduled debt principal amortization payments during the next 12 months totaling $8.2 million and debt maturities during the next 12 months totaling $110.8 million.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Item 1A.                                                Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

The following table represents shares retained by the Company for employee taxes due upon vesting of equity awards during the three months ended March 31, 2018:

Period	Total Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	116,160	$15.23	—	—
February 1, 2018 - February 28, 2018	—	$—	—	—
March 1, 2018 - March 31, 2018	71,690	$13.32	—	—
Total	187,850	$14.50	—	—

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: May 2, 2018	By:	/s/ Jonathan P. Stanner
Jonathan P. Stanner Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)