Form 10-Q
period 2018-06-30
Summit Hotel Properties, Inc.
filed 2018-08-01
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
 As of July 20, 2018, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 104,744,101.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investment in hotel properties, net	$2,014,587	$2,059,492
Investment in hotel properties under development	—	23,793
Land held for development	2,942	2,942
Assets held for sale, net	37,878	1,193
Investment in real estate loans, net	28,945	12,356
Cash and cash equivalents	48,885	36,545
Restricted cash	32,479	29,462
Trade receivables, net	20,916	16,985
Prepaid expenses and other	7,371	9,454
Deferred charges, net	4,782	5,221
Other assets	17,483	12,431
Total assets	$2,216,268	$2,209,874
LIABILITIES AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$950,497	$868,236
Accounts payable	6,224	7,774
Accrued expenses and other	61,491	56,488
Total liabilities	1,018,212	932,498
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
7.125% Series C - 3,400,000 shares issued and outstanding at December 31, 2017 (aggregate liquidation preference of $85,522 at December 31, 2017)	—	34
6.45% Series D - 3,000,000 shares issued and outstanding at June 30, 2018 and December 31, 2017 (aggregate liquidation preference of $75,403 and $75,417 at June 30, 2018 and December 31, 2017, respectively)	30	30
6.25% Series E - 6,400,000 shares issued and outstanding at June 30, 2018 and December 31, 2017 (aggregate liquidation preference of $160,833 and $160,861 at June 30, 2018 and December 31, 2017, respectively)	64	64
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 104,744,101 and 104,287,128 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,047	1,043
Additional paid-in capital	1,182,398	1,262,679
Accumulated other comprehensive income	5,545	1,451
Retained earnings	6,310	9,201
Total stockholders’ equity	1,195,394	1,274,502
Non-controlling interests in operating partnership	2,662	2,874
Total equity	1,198,056	1,277,376
Total liabilities and equity	$2,216,268	$2,209,874

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Room	$140,650	$120,514	$270,222	$230,864
Food and beverage	6,517	5,294	12,846	10,253
Other	5,055	3,248	9,353	5,928
Total revenues	152,222	129,056	292,421	247,045
Expenses:
Room	31,113	26,455	60,118	51,459
Food and beverage	5,107	3,909	10,106	7,833
Other hotel operating expenses	41,578	35,259	81,036	68,437
Property taxes, insurance and other	11,032	8,813	22,030	17,182
Management fees	5,388	5,063	10,740	9,792
Depreciation and amortization	24,954	19,732	50,200	38,458
Corporate general and administrative	5,620	5,310	12,227	10,448
Hotel property acquisition costs	—	—	—	354
Total expenses	124,792	104,541	246,457	203,963
Operating income	27,430	24,515	45,964	43,082
Other income (expense):
Interest expense	(10,402)	(6,927)	(19,731)	(13,718)
Gain on disposal of assets, net	17,331	16,350	17,288	35,806
Other income, net	3,470	568	4,259	2,963
Total other income	10,399	9,991	1,816	25,051
Income from continuing operations before income taxes	37,829	34,506	47,780	68,133
Income tax expense (Note 10)	(152)	(423)	(412)	(844)
Net income	37,677	34,083	47,368	67,289
Non-controlling interest in Operating Partnership	(101)	(114)	(104)	(234)
Net income attributable to Summit Hotel Properties, Inc.	37,576	33,969	47,264	67,055
Preferred dividends	(3,709)	(4,200)	(9,252)	(8,400)
Premium on redemption of preferred stock	—	—	(3,277)	—
Net income attributable to common stockholders	$33,867	$29,769	$34,735	$58,655
Earnings per share:
Basic	$0.33	$0.30	$0.33	$0.61
Diluted	$0.32	$0.30	$0.33	$0.61
Weighted average common shares outstanding:
Basic	103,643	98,184	103,572	95,488
Diluted	103,883	98,706	103,892	95,983

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$37,677	$34,083	$47,368	$67,289
Other comprehensive income, net of tax:
Changes in fair value of derivative financial instruments	362	174	4,106	523
Comprehensive income	38,039	34,257	51,474	67,812
Comprehensive income attributable to non-controlling interests:
Less - Comprehensive income attributable to non-controlling interest in Operating Partnership	(101)	(115)	(116)	(236)
Comprehensive income attributable to Summit Hotel Properties, Inc.	37,938	34,142	51,358	67,576
Preferred dividends	(3,709)	(4,200)	(9,252)	(8,400)
Premium on redemption of preferred stock	—	—	(3,277)	—
Comprehensive income attributable to common stockholders	$34,229	$29,942	$38,829	$59,176

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit) and Distributions	Total Stockholders’ Equity	Non-controlling Interests in Operating Partnership	Total Equity
Balance at December 31, 2017	12,800,000	$128	104,287,128	$1,043	$1,262,679	$1,451	$9,201	$1,274,502	$2,874	$1,277,376
Redemption of preferred stock	(3,400,000)	(34)	—	—	(81,689)	—	(3,277)	(85,000)	—	(85,000)
Common stock redemption of common units	—	—	25,839	—	227	—	—	227	(227)	—
Dividends	—	—	—	—	—	—	(46,878)	(46,878)	(113)	(46,991)
Equity-based compensation	—	—	618,984	6	4,030	—	—	4,036	12	4,048
Shares acquired for employee withholding requirements	—	—	(187,850)	(2)	(2,722)	—	—	(2,724)	—	(2,724)
Other	—	—	—	—	(127)	—	—	(127)	—	(127)
Other comprehensive income	—	—	—	—	—	4,094	—	4,094	12	4,106
Net income	—	—	—	—	—	—	47,264	47,264	104	47,368
Balance at June 30, 2018	9,400,000	$94	104,744,101	$1,047	$1,182,398	$5,545	$6,310	$1,195,394	$2,662	$1,198,056

Balance at December 31, 2016	9,400,000	$94	93,525,469	$935	$1,011,412	$(977)	$(1,422)	$1,010,042	$3,428	$1,013,470
Net proceeds from sale of common stock	—	—	10,350,000	104	163,566	—	—	163,670	—	163,670
Common stock redemption of common units	—	—	30,657	—	268	—	—	268	(268)	—
Dividends	—	—	—	—	—	—	(41,315)	(41,315)	(126)	(41,441)
Equity-based compensation	—	—	391,792	4	2,978	—	—	2,982	12	2,994
Shares acquired for employee withholding requirements	—	—	(59,111)	(1)	(960)	—	—	(961)	—	(961)
Other comprehensive income	—	—	—	—	—	521	—	521	2	523
Net income	—	—	—	—	—	—	67,055	67,055	234	67,289
Balance at June 30, 2017	9,400,000	$94	104,238,807	$1,042	$1,177,264	$(456)	$24,318	$1,202,262	$3,282	$1,205,544

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$47,368	$67,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,200	38,458
Amortization of deferred financing costs	998	1,014
Equity-based compensation	4,048	2,994
Realization of deferred gain	—	(15,000)
Gain on disposal of assets, net	(17,288)	(20,806)
Other	(408)	8
Changes in operating assets and liabilities:
Trade receivables, net	(4,057)	(6,132)
Prepaid expenses and other	1,545	595
Accounts payable	(33)	(156)
Accrued expenses and other	2,041	1,829
NET CASH PROVIDED BY OPERATING ACTIVITIES	84,414	70,093
INVESTING ACTIVITIES
Acquisitions of hotel properties	—	(367,135)
Investment in hotel properties under development	(10,828)	(9,865)
Improvements to hotel properties	(30,648)	(13,953)
Proceeds from asset dispositions, net of closing costs	41,735	93,272
Funding of real estate loans	(15,245)	—
Proceeds from collection of real estate loans	—	22,506
Increase in escrow deposits for acquisitions	—	(2,340)
NET CASH USED IN INVESTING ACTIVITIES	(14,986)	(277,515)
FINANCING ACTIVITIES
Proceeds from issuance of debt	420,000	260,000
Principal payments on debt	(337,297)	(178,178)
Proceeds from equity offerings, net of issuance costs	—	163,834
Redemption of preferred stock	(85,000)	—
Dividends paid	(47,265)	(41,270)
Financing fees on debt and other issuance costs	(1,785)	(199)
Repurchase of common shares for withholding requirements	(2,724)	(961)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(54,071)	203,226
Net change in cash, cash equivalents and restricted cash	15,357	(4,196)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	66,007	59,575
End of period	$81,364	$55,379
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$18,638	$12,743
Accrued acquisition costs and improvements to hotel properties	$5,765	$3,897
Capitalized interest	$446	$73
Cash payments for income taxes, net of refunds	$622	$463

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

We focus on owning primarily premium-branded, select-service hotels. At June 30, 2018, our portfolio consisted of 80 hotels with a total of 11,978 guestrooms located in 26 states. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our short taxable year ended December 31, 2011. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiary (“TRS”). We indirectly own 100% of the outstanding equity interests in all of our TRS Lessees.

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

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934 (the “Exchange Act”). Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and six months ended June 30, 2018 may not be indicative of the results that may be expected for the full year of 2018. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Revenue Recognition

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers. In accordance with ASU No. 2014-09, we recognize revenue when guestrooms are occupied, services have been rendered or fees have been earned. Revenues are recorded net of any sales and other taxes collected from customers and discounts. Cash received prior to guest arrival is recorded as an advance from the customer and is recognized as revenue at the time of occupancy.

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

These reclassifications, made at June 30, 2018 and for the three and six months then ended, had no net effect on the previously reported financial position or results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for our fiscal year commencing on January 1, 2019, but early adoption is permitted. We anticipate that we will adopt ASU No. 2016-02 for our fiscal year commencing on January 1, 2019. We expect to apply the modified retrospective approach such that we will account for leases that commenced before the effective date of ASU No. 2016-02 in accordance with previous GAAP unless the lease is modified, except we will recognize right-of-use assets and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. We are currently in the process of analyzing our leases. As such, we do not expect the adoption of ASU No. 2016-02 to have a material impact on our consolidated financial statements except for recognition of the right-of-use assets and related lease liability accounts on the consolidated balance sheet.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. We adopted ASU No. 2016-15 for our fiscal year commencing on January 1, 2018. The effect of this amendment has been applied retrospectively. The adoption of ASU No. 2016-15 did not have a material effect on our consolidated financial position or our results of operations.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with ASC No. 718, Compensation - Stock Compensation. We adopted ASC No. 2017-09 for our fiscal year commencing on January 1, 2018. This guidance is to be applied prospectively to an award modified on or after the adoption date. We applied the requirements of ASU No. 2017-09 to the modification of certain stock awards as described in "Note 9 - Equity-Based Compensation".

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

NOTE 3 - INVESTMENT IN HOTEL PROPERTIES, NET

Investment in Hotel Properties, net

Investment in hotel properties, net at June 30, 2018 and December 31, 2017 is as follows (in thousands):

	June 30, 2018	December 31, 2017
Land	$265,699	$272,932
Hotel buildings and improvements	1,850,655	1,868,273
Intangible assets	22,764	22,764
Construction in progress	15,410	12,464
Furniture, fixtures and equipment	180,446	174,126
	2,334,974	2,350,559
Less - accumulated depreciation and amortization	(320,387)	(291,067)
	$2,014,587	$2,059,492

Recently Developed Properties

We completed the development and commenced operations of the new 168-guestroom Hyatt House Across From Orlando Universal Resort™ on June 27, 2018. The total construction cost for this hotel was $32.7 million, excluding land that we acquired in a prior-year transaction. The carrying amount for this hotel includes internal capitalized costs of $1.6 million. Total costs of $37.1 million, including the carrying amount of the land, were reclassified as Investment in Hotel Properties, net upon completion during the three months ended June 30, 2018.

Intangible Assets

Intangible assets included in Investment in hotel properties, net and intangible liabilities included in Accrued expenses and other in our Condensed Consolidated Balance Sheets include the following (in thousands):

	June 30, 2018	December 31, 2017
Intangible assets:
Air rights (1)	$10,754	$10,754
Favorable leases (2)	10,569	10,569
In-place lease agreements	1,361	1,361
Other	80	80
	22,764	22,764
Less accumulated amortization	(1,411)	(1,001)
Intangible assets, net	$21,353	$21,763

Intangible liabilities:
Unfavorable leases (2)	$5,002	$5,002
Less accumulated amortization	(333)	(285)
Intangible liabilities, net	$4,669	$4,717

(1)	In conjunction with the acquisition of the Courtyard by Marriott - Charlotte, NC, the Company acquired certain air rights related to the hotel property.

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

Asset Sales

On June 29, 2018, we sold the Holiday Inn Express & Suites in Sandy, UT and the Hampton Inn in Provo, UT, for an aggregate selling price of $19.0 million. On June 29, 2018 we also sold the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA for an aggregate selling price of $24.9 million. The sales of these four properties resulted in the realization of an aggregate net gain of $17.4 million during the three and six months ended June 30, 2018. We provided seller financing of $3.6 million, on the sale of the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA, under two three-and-a-half-year second mortgage notes with a blended interest rate of 7.38%.

On March 30, 2017, we completed the sale of the Hyatt Place in Atlanta, GA for $14.5 million and repaid a related mortgage loan totaling $6.5 million. The sale of this property resulted in the realization of a net gain of $4.8 million during the six months ended June 30, 2017.

On June 2, 2017, we completed the sale of the Courtyard by Marriott in El Paso, TX for $11.2 million. The sale of this property resulted in the realization of a net gain of $0.4 million during the three and six months ended June 30, 2017.

Dispositions to Affiliates of Hospitality Investors Trust, Inc. (formerly American Realty Capital Hospitality Trust, Inc.)

On June 8, 2015, we entered into multiple sales agreements with affiliates of Hospitality Investors Trust, Inc. (“HIT”) for the sale of a portfolio of hotels to HIT. The agreements were modified on various occasions between 2015 and 2017 such that we sold 23 hotels containing 2,448 guestrooms to HIT in three tranches over that time period for a combined price of approximately $325.1 million (collectively, the “HIT Sale”) as follows (dollars in thousands):

Tranche	Closing Date	Hotels Sold	Sales Price
1	October 2015	10	$150,000
2	February 2016	6	108,300
3	April 2017	7	66,800
		23	$325,100

In connection with the HIT Sale, the Operating Partnership entered into a loan agreement with HIT, as borrower, which provided for a loan by us to HIT in the amount of $27.5 million (the “Loan”).  The proceeds of the Loan were required to be applied by HIT as follows: (i) $20.0 million was applied toward the payment of a portion of the $108.3 million purchase price for six hotels acquired in the second tranche; and (ii) the remaining $7.5 million was applied by HIT to fund the escrow deposit required for the purchase of hotels in the third tranche. We deferred $20.0 million of gain from the sale of the hotels in the second tranche as a result of the Loan structure. We recognized the deferred gain as principal payments on the Loan were received, and we recognized the final $15.0 million of gain when the Loan was paid in full on March 31, 2017.

Hotel Property Acquisitions

We did not acquire any hotel properties during the six months ended June 30, 2018. A summary of the hotel properties acquired during the six months ended June 30, 2017 is as follows (in thousands):

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

(1)    The net assets acquired totaled $367.4 million due to the purchase at settlement of $0.8 million of net working capital assets and capitalized transaction costs of $2.1 million

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

For the Six Months Ended June 30, 2017
Land	$61,616
Hotel buildings and improvements	274,961
Intangible assets	15,710
Furniture, fixtures and equipment	14,314
Other assets	1,775
Total assets acquired	368,376
Less - other liabilities assumed	(990)
Net assets acquired	$367,386

All hotel purchases completed in 2017 were deemed to be the acquisition of assets. Therefore, acquisition costs related to these transactions have been capitalized as part of the recorded amount of the acquired assets.

The results of operations of acquired hotel properties are included in the Condensed Consolidated Statements of Operations beginning on their respective acquisition dates. The following unaudited pro forma information includes operating results for 80 hotels owned as of June 30, 2018 as if all such hotels had been owned by us since January 1, 2017. For hotel properties acquired by us during the three and six months ended June 30, 2017, the pro forma information for the three and six months ended June 30, 2017 includes both the financial results from the prior owner from January 1, 2017 through the date of acquisition by us (the “Pre-acquisition Period”) and the financial results generated by us from the date of acquisition through June 30, 2017. For properties acquired by us after June 30, 2017, the pro forma information for the three and six months ended June 30, 2017 reflects the financial results from the prior owner for the entire three and six month period. For all properties acquired by us during the year ended December 31, 2017, the pro forma information for the three and six months ended June 30, 2018 relate entirely to the financial results generated by us. The financial results for the Pre-acquisition Period were provided by the prior owner of such Acquired Hotel prior to purchase by us and such information has not been audited or reviewed by our auditors or adjusted by us. For hotels sold by us between January 1, 2017 and June 30, 2018 (the "Disposed Hotels"), the unaudited pro forma information excludes the financial results, including gains on disposal of assets, of each of the Disposed Hotels for the period of ownership by us from January 1, 2017 through the date that the Disposed Hotels were sold by us. The unaudited pro forma information is included to enable comparison of results for the current reporting period to results for the comparable period of the prior year and is not indicative of what actual results of operations would have been had the hotel acquisitions and dispositions taken place on or before January 1, 2017. The pro forma amounts exclude the gain or loss on the sale of hotel properties during the three and six months ended June 30, 2017 and 2018, respectively. This information does not purport to be indicative of or represent results of operations for future periods.

The unaudited condensed pro forma financial information for the 80 hotel properties owned at June 30, 2018 for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands, except per share):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$148,501	$144,912	$285,145	$278,044
Income from hotel operations	$56,877	$56,769	$106,148	$106,232
Net income (1)	$19,640	$25,656	$28,971	$47,072
Net income attributable to common stockholders, net of amount allocated to participating securities (1) (2)	$15,765	$21,249	$16,256	$38,279
Basic and diluted net income per share attributable to common stockholders (1) (2)	$0.15	$0.22	$0.16	$0.40

(1)
Pro forma amounts include depreciation expense, property tax expense, interest expense, income tax expense, and other corporate expenses totaling $49.0 million and $39.1 million for the three months ended June 30, 2018 and 2017, respectively, and $97.8 million and $76.0 million for the six months ended June 30, 2018 and 2017, respectively.

(2)	Pro forma amounts for the three and six months ended June 30, 2018 include the effect of the premium on redemption of preferred stock of $3.3 million.

Assets Held for Sale

Assets held for sale at June 30, 2018 and December 31, 2017 include the following (in thousands):

	June 30, 2018	December 31, 2017
Land	$7,410	$1,193
Hotel buildings and improvements	28,558	—
Furniture, fixtures and equipment	1,745	—
Construction in progress	15	—
Franchise fees and other	150	—
	$37,878	$1,193

Assets Held for Sale at June 30, 2018 and December 31, 2017 included land parcels in Spokane, WA and Flagstaff, AZ. Assets Held for Sale at June 30, 2018 also include four hotels under contract for sale that are expected to close during the three months ended September 30, 2018 as follow:

Property	Guestrooms
Sale 1:
Hilton Garden Inn - Smyrna, TN	112
Hampton Inn & Suites - Smyrna, TN	83
Hyatt Place Phoenix North - Phoenix, AZ	127
322

Sale 2:
Hyatt Place - Fort Myers, FL	148
470

NOTE 4 - DEBT

At June 30, 2018, our indebtedness was comprised of borrowings under our $450.0 million senior unsecured revolving credit and term loan facility (described below), the 2017 Term Loan (as defined below), the 2018 Term Loan (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. At December 31, 2017, our indebtedness was comprised of borrowings under our $450.0 million senior unsecured credit and term loan facility, the 2015 Term Loan (as defined below), the 2017 Term Loan (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 4.20% at June 30, 2018 and 3.89% at December 31, 2017.

Debt, net of debt issuance costs, is as follows (in thousands):

	June 30, 2018	December 31, 2017
Revolving debt	$45,000	$15,000
Term loans	600,000	515,000
Mortgage loans	310,813	343,109
	955,813	873,109
Unamortized debt issuance costs	(5,316)	(4,873)
Debt, net of debt issuance costs	$950,497	$868,236

We have entered into five interest rate swaps to partially fix the interest rate on a portion of our variable interest rate unsecured indebtedness and term loans. See "Note 5- Derivative Financial Instruments and Hedging" to the Condensed Consolidated Financial Statements for additional information. Our total fixed-rate and variable-rate debt, after considering our interest rate derivative agreements that are currently effective, is as follows (in thousands):

	June 30, 2018	Percentage	December 31, 2017	Percentage
Fixed-rate debt	$554,461	58%	$386,313	44%
Variable-rate debt	401,352	42%	486,796	56%
	$955,813		$873,109

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Fixed-rate debt	$279,461	$276,635	$311,313	$310,535	Level 2 - Market approach

At June 30, 2018 and December 31, 2017, we had $275.0 million and $75.0 million, respectively, of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value.  Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to "Note 5 — Derivative Financial Instruments and Hedging."

$450 Million Senior Unsecured Credit and Term Loan Facility

On January 15, 2016, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $450.0 million senior unsecured revolving credit and term loan facility (the “2016 Unsecured Credit Facility”). The 2016 Unsecured Credit Facility is comprised of a $300.0 million revolving credit facility (the “$300 Million Revolver”) and a $150.0 million term loan (the “$150 Million Term Loan”). At June 30, 2018, the maximum amount of borrowing provided by the 2016 Unsecured Credit Facility was $450.0 million, of which we had borrowed $150.0 million under the $150 Million Term Loan and $45.0 million under the $300 Million Revolver and we had $255.0 million available to borrow.

The 2016 Unsecured Credit Facility has an accordion feature which will allow the Company to increase the total commitments by an aggregate of up to $150.0 million.  The $300 Million Revolver will mature on March 31, 2020 and can be extended to March 31, 2021 at the Company’s option, subject to certain conditions. The $150 Million Term Loan will mature on March 31, 2021.

The Company pays interest on revolving credit advances at varying rates based upon, at the Company’s option, either (i) 1-, 2-, 3- or 6-month LIBOR, plus a margin of between 1.50% and 2.25%, depending upon the Company’s leverage ratio (as defined in the 2016 Unsecured Credit Facility agreement), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin of between 0.50% and 1.25%, depending upon the Company’s leverage ratio.  The interest rate at June 30, 2018 was 3.89%.

Financial and Other Covenants. We are required to comply with a series of financial and other covenants to borrow under this credit facility. At June 30, 2018, we were in compliance with all required covenants.

Unencumbered Assets. The 2016 Unsecured Credit Facility is unsecured.  However, borrowings under the 2016 Unsecured Credit Facility are limited by the value of hotel assets that qualify as unencumbered assets. At June 30, 2018, the Company had 51 unencumbered hotel properties (the "Unencumbered Properties") supporting the 2016 Unsecured Credit Facility.

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

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.45% and 2.20%, depending upon our leverage ratio (as defined in the loan documents), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin between 0.45% and 1.20%, depending upon our leverage ratio. We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at June 30, 2018 was 3.84%.

Financial and Other Covenants.  We are required to comply with a series of financial and other covenants in order to draw and maintain borrowings under the 2017 Term Loan. At June 30, 2018 we were in compliance with all financial covenants.

Unencumbered Assets.  The 2017 Term Loan is unsecured.  However, borrowings under the term loan are limited by the value of the assets that qualify as unencumbered assets.  At June 30, 2018, the Unencumbered Properties also supported the 2017 Term Loan.

2018 Term Loan

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a new $225.0 million unsecured term loan (the “2018 Term Loan”) with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documentation. The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the maturity date of February 14, 2025, subject to certain conditions.  At closing, we drew $140.0 million of the $225.0 million available under the 2018 Term Loan and used the proceeds to pay off and replace the 2015 Term Loan. On May 16, 2018, we drew the remaining $85.0 million available under the 2018 Term Loan and used the proceeds to pay down the $300 Million Revolver.

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.80% and 2.55%, depending upon our leverage ratio (as defined in the loan documents), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin between 0.80% and 1.55%, depending upon our leverage ratio.  We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at June 30, 2018 was 4.14%.

Financial and Other Covenants.  In addition, we are required to comply with a series of financial and other covenants in order to draw and maintain borrowings under the 2018 Term Loan. At June 30, 2018 we were in compliance with all financial covenants.

Unencumbered Assets.  The 2018 Term Loan is unsecured.  However, borrowings under the term loan are limited by the value of the assets that qualify as unencumbered assets.  At June 30, 2018, the Unencumbered Properties also supported the 2018 Term Loan.

Metabank Loan

On June 30, 2017, we entered into a $47.6 million secured, non-recourse loan with MetaBank (the "MetaBank Loan"). As of December 31, 2017, we had drawn the entire $47.6 million balance available under the loan and used the proceeds to pay down the principal balance of our $300 Million Revolver. The MetaBank Loan provides for a fixed interest rate of 4.44% and interest-only payments for 18 months following the closing date. After this 18 month period, the loan is amortized on a 25-year amortization schedule through the maturity date of July 1, 2027. The MetaBank Loan is secured by the Residence Inn in Salt Lake City, UT, the Four Points by Sheraton Hotel & Suites in South San Francisco, CA, and the Hyatt Place in Mesa, AZ.

Mortgage and Term Loans

On April 2, 2018, we repaid four mortgage loans with Western Alliance Bank totaling $23.9 million that had a blended interest rate of 5.39%. There were no prepayment penalties associated with the repayment of these loans. The properties that secured the mortgage loans are now unencumbered and have been added to our unencumbered pool to support our 2016 Unsecured Credit Facility, 2017 Term Loan and 2018 Term Loan.

At June 30, 2018, we had $910.8 million in secured mortgage loans and unsecured term loans outstanding (including the $150 Million Term Loan, the 2017 Term Loan, the 2018 Term Loan and the Metabank Loan described above).  Term loans totaling $310.8 million, including the Metabank Loan, are secured primarily by first mortgage liens on certain hotel properties.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at June 30, 2018 and December 31, 2017 is as follows (dollars in thousands):

			Notional Amount			Fair Value
Contract date	Effective Date	Expiration Date	June 30, 2018		December 31, 2017	June 30, 2018	December 31, 2017
September 5, 2013	January 2, 2014	October 1, 2018	$75,000	(1)	$75,000	$14	$(190)
October 2, 2017	January 29, 2018	January 31, 2023	100,000	(2)	100,000	3,231	722
October 2, 2017	January 29, 2018	January 31, 2023	100,000	(2)	100,000	3,299	787
June 11, 2018	September 28, 2018	September 30, 2024	75,000	(3)	—	(347)	—
June 11, 2018	December 31, 2018	December 31, 2025	125,000	(4)	—	(772)	—
			$475,000		$275,000	$5,425	$1,319

(1)	Interest rate swap is related to a portion of our 2016 Unsecured Credit Facility and converts LIBOR from a floating rate to an average annual fixed rate of 2.04%.

(2)	Interest rate swap partially fixes the interest rate on a portion of our variable interest rate unsecured indebtedness and converts LIBOR from a floating rate to an average annual fixed rate of 1.98%.

(3)	Interest rate swap partially fixes the interest rate on a portion of our variable interest rate unsecured indebtedness and converts LIBOR from a floating rate to an average annual fixed rate of 2.87%.

(4)	Interest rate swap partially fixes the interest rate on a portion of our variable interest rate unsecured indebtedness and converts LIBOR from a floating rate to an average annual fixed rate of 2.93%.

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At June 30, 2018, three of our interest rate swaps were in an asset position and two were in a liability position. At December 31, 2017, two of our interest rate swaps were in an asset position and one was in a liability position. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

During 2017, we adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. Accordingly, beginning in 2017, changes in the fair value of the hedging instruments are recorded in Other comprehensive income. Amounts deferred in Other comprehensive income are reclassified to Interest expense in our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings. In the next twelve months, we estimate that $0.4 million will be reclassified from Other comprehensive income and recorded as a reduction to Interest expense.

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Gain(loss) recognized in Accumulated other comprehensive income on derivative financial instruments	$309	$(22)	$3,846	$90
Loss reclassified from Accumulated other comprehensive income to Interest expense	$(53)	$(196)	$(260)	$(433)

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

On May 25, 2017, the Company and the Operating Partnership entered into separate sales agreements (collectively, the “Sales Agreements”) with each of Robert W. Baird & Co. Incorporated, Raymond James & Associates, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., RBC Capital Markets, LLC, KeyBanc Capital Markets Inc., Canaccord Genuity Inc., Jefferies LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, and BTIG, LLC (collectively, the “Sales Agents”), pursuant to which the Company may sell the Company’s shares of common stock, $0.01 par value per share, having an aggregate offering price of up to $200.0 million (the “Shares”), from time to time through the Sales Agents, each acting as a sales agent or principal (the "2017 ATM Program"). At the same time, the Company terminated each of the sales agreements entered into in connection with its prior at-the-market offering program, which was established in August 2016 and under which 6,151,514 shares of the Company’s common stock were sold through May 25, 2017 for net proceeds of approximately $89.1 million. To date, we have not sold any shares of our common stock under the 2017 ATM Program. During the six months ended June 30, 2018, we incurred costs totaling $0.1 million related to the 2017 ATM Program.

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

Changes in common stock during the six months ended June 30, 2018 and 2017 were as follows:

	For the Six Months Ended June 30,
	2018	2017
Beginning common shares outstanding	104,287,128	93,525,469
Stock Offering	—	10,350,000
Grants under the Equity Plan	583,373	366,679
Common Unit redemptions	25,839	30,657
Annual grants to independent directors	34,130	23,896
Common stock issued for director fees	2,299	2,454
Forfeitures	(818)	(1,237)
Shares retained for employee tax withholding requirements	(187,850)	(59,111)
Ending common shares outstanding	104,744,101	104,238,807

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

 At June 30, 2018 and December 31, 2017, unaffiliated third parties owned 297,552 and 323,391 Common Units of the Operating Partnership, respectively, representing less than a 1% limited partnership interest in the Operating Partnership for each period.

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

NOTE 7 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at June 30, 2018 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$6,544	$—	$6,544
Purchase options related to real estate loans	—	—	6,120	6,120
Liabilities:
Interest rate swaps	—	1,119	—	1,119

	Fair Value Measurements at December 31, 2017 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$1,509	$—	$1,509
Purchase options related to real estate loans	—	—	6,078	6,078
Liabilities:
Interest rate swaps	—	190	—	190

We are a mezzanine lender on three construction loans to fund up to an aggregate of $29.6 million for the development of three hotel properties. The three real estate loans closed in the fourth quarter of 2017 and each has a stated interest rate of 8% and an initial term of approximately three years.  As of June 30, 2018, we have funded the full amount of $29.6 million. We have separate options related to each loan (each the "Initial Option") to purchase a 90% interest in each joint venture that owns the respective hotel upon completion of construction. We also have the right to purchase the remaining interests in each joint venture at future dates, generally five years after we exercise our Initial Option. We have recorded the aggregate estimated fair value of the Initial Options totaling $6.1 million in Other assets and as a discount to the related real estate loans. The discount will be amortized as a component of interest income over the term of the real estate loans using the straight-line method, which approximates the interest method. We recorded amortization of the discount of $0.5 million during the three months ended June 30, 2018 and $1.0 million during the six months ended June 30, 2018.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Restricted Cash

The Company maintains reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at some of our hotel properties in accordance with management, franchise or mortgage loan agreements. These agreements generally require us to reserve cash ranging from 3% to 5% of the revenues of the individual hotel in restricted cash escrow accounts. Any unused restricted cash balances revert to us upon the termination of the underlying agreement or may be released to us from the restricted cash escrow accounts upon proof of expenditures and approval from the lender or other party requiring the restricted cash reserves. At June 30, 2018 and December 31, 2017, approximately $32.5 million and $29.5 million, respectively, was available in restricted cash reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at our hotel properties.

Ground Leases

At June 30, 2018 and December 31, 2017, we had two prepaid ground leases for two hotel properties in Portland, OR which expire in June 2084. These ground leases had prepaid balances of approximately $3.2 million at both June 30, 2018 and December 31, 2017.  We have one option to extend these leases for an additional 14 years. We lease land for one hotel property in Houston (Galleria Area), TX under the terms of an operating ground lease agreement with an initial termination date of April 20, 2053 and one option to extend for an additional 10 years.  We lease land for one hotel property in Austin, TX with an initial lease termination date of May 31, 2050.  We lease land for one hotel property in Baltimore (Hunt Valley), MD with a lease termination date of December 31, 2019 and twelve remaining options to extend for five additional years per extension. At December 31, 2017, we had an additional ground lease for one hotel property in Duluth, GA. The hotel property was sold on June 29, 2018 and the ground lease was transferred to the buyer. See "Note 3 - Investment in Hotel Properties, net" to the Condensed Consolidated Financial Statements for additional information.

Total rent expense for ground leases for each of the three months ended June 30, 2018 and 2017 was $0.4 million. Total rent expense for ground leases for each of the six months ended June 30, 2018 and 2017 was $0.9 million.

In addition, we lease land for one hotel property in Garden City, NY under a PILOT (payment in lieu of taxes) lease. We pay a reduced amount of property tax each year of the lease as rent. The lease expires on December 31, 2019. Upon expiration of the lease, we expect to exercise our right to acquire a fee simple interest in the hotel for nominal consideration.

Franchise Agreements

All of our hotel properties operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 20 years with various extension provisions. Each franchisor receives franchise fees ranging from 2% to 6% of each hotel property’s gross revenue, and some agreements require that we pay marketing fees of up to 4% of gross revenue. We also pay fees to our franchisors for services such as reservation and information systems. During the three months ended June 30, 2018 and 2017, we expensed fees related to our franchise agreements of $13.0 million and $10.2 million, respectively.  During the six months ended June 30, 2018 and 2017, we expensed fees related to our franchise agreements of $24.4 million and $19.4 million, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various professional third-party management companies. The terms of our management agreements generally range from less than one to 25 years with various extension provisions. Each management company receives a base management fee, generally a percentage of total hotel property revenues. In some cases there are also monthly fees for certain services, such as accounting and revenue management. Generally there are also incentive fees based on attaining certain financial thresholds. Management fee expenses for the three months ended June 30, 2018 and 2017 were $5.4 million and $5.1 million, respectively. Management fee expenses for the six months ended June 30, 2018 and 2017 were $10.7 million and $9.8 million, respectively.

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

The Company's former Chief Financial Officer retired on March 31, 2018. In connection with his retirement, the Company recorded $1.0 million of additional stock-based compensation expense during the six months ended June 30, 2018 related to the modification of certain stock award agreements.

Stock Options Granted Under our Equity Plan

As of June 30, 2018, we had 235,000 outstanding and exercisable stock options with a weighted average exercise price of $9.75 per share, weighted average contractual term of 2.7 years and an aggregate intrinsic value of $1.1 million.

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

The following table summarizes time-based restricted stock award activity under our Equity Plan for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2017	391,477	$13.52	$5,962
Granted	185,565	13.15
Vested	(205,619)	13.41
Forfeited	(818)	12.84
Non-vested at June 30, 2018	370,605	$13.40	$5,303

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

The following table summarizes performance-based restricted stock activity under the Equity Plan for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2017	619,429	$16.16	$9,434
Granted	397,808	15.69
Vested	(309,010)	18.78
Non-vested at June 30, 2018	708,227	$14.75	$10,135

(1) The amounts included in this column represent the expected future value of the performance-based restricted stock awards calculated using the Monte Carlo simulation valuation model.

Director Stock Awards Made Pursuant to Our Equity Plan

Our non-employee directors have the option to receive shares of our common stock in lieu of cash for their director fees. During the six months ended June 30, 2018, we issued 2,299 shares of common stock for director fees and we made an annual grant of 34,130 shares of common stock to our independent directors. The fair value of director stock awards is calculated based on the market value of our common stock on the date of grant.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Time-based restricted stock	$516	$590	$1,352	$1,066
Performance-based restricted stock	785	850	2,159	1,484
Director stock	520	424	537	444
	$1,821	$1,864	$4,048	$2,994

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $9.2 million at June 30, 2018 and will be recorded as follows (in thousands):

	Total	2018	2019	2020	2021	2022
Time-based restricted stock	$3,822	$1,035	$1,615	$956	$203	$13
Performance-based restricted stock	5,361	1,568	2,320	1,287	186	—
	$9,183	$2,603	$3,935	$2,243	$389	$13

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

We recorded an income tax expense related to net income from continuing operations of $0.2 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and $0.4 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively.

We had no unrecognized tax benefits at June 30, 2018. We expect no significant changes in unrecognized tax benefits within the next year.

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

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$37,677	$34,083	$47,368	$67,289
Less: Preferred dividends	(3,709)	(4,200)	(9,252)	(8,400)
Premium on redemption of preferred stock	—	—	(3,277)	—
Allocation to participating securities	(120)	(126)	(137)	(240)
Attributable to non-controlling interest	(101)	(114)	(104)	(234)
Net income attributable to common stockholders, net of amount allocated to participating securities	$33,747	$29,643	$34,598	$58,415
Denominator:
Weighted average common shares outstanding - basic	103,643	98,184	103,572	95,488
Dilutive effect of equity-based compensation awards	240	522	320	495
Weighted average common shares outstanding - diluted	103,883	98,706	103,892	95,983
Earnings per share:
Basic	$0.33	$0.30	$0.33	$0.61
Diluted	$0.32	$0.30	$0.33	$0.61

All outstanding stock options were included in the computation of diluted earnings per share for the three and six months ended June 30, 2018 and 2017 due to their dilutive effect. The Common Units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income would also be added to derive net income attributable to common stockholders. We had unvested performance-based restricted stock awards of 453,664 shares and 619,429 shares for the three months ended June 30, 2018 and 2017, respectively, and 453,664 shares and 619,429 shares for the six months ended June 30, 2018 and 2017, respectively, which were excluded from the denominator of the diluted earnings per share as the awards had not achieved the requisite performance conditions for vesting at each period end.

NOTE 12 - SUBSEQUENT EVENTS

Asset Sales

On July 24, 2018, we completed the sale of three hotel properties, the Hilton Garden Inn - Smyrna, TN, the Hampton Inn & Suites - Smyrna, TN, and the Hyatt Place Phoenix North - Phoenix, AZ, for an aggregate sales price of $46.5 million.

Dividends

On July 30, 2018, our Board of Directors declared cash dividends of $0.18 per share of common stock, $0.403125 per share of 6.45% Series D Cumulative Redeemable Preferred Stock, and $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock. These dividends are payable August 31, 2018 to stockholders of record on August 16, 2018.

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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning primarily premium-branded, select-service hotels. At June 30, 2018, our portfolio consisted of 80 hotels with a total of 11,978 guestrooms located in 26 states. We own our hotels in fee simple, except for six hotels, five of which are subject to ground leases and one of which is subject to a PILOT (payment in lieu of taxes) lease. Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

The vast majority of our hotels operate under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”) and InterContinental® Hotels Group (“IHG”).

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

Management Company	Number of Properties	Number of Guestrooms
Interstate Management Company, LLC and its affiliate Noble Management Group, LLC	34	4,882
OTO Development, LLC	13	1,796
Select Hotel Group, LLC	10	1,449
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	7	1,176
White Lodging Services Corporation	4	791
Stonebridge Realty Advisors, Inc.	4	605
American Liberty Hospitality, Inc.	2	372
Aimbridge Hospitality (formerly Pillar Hotels and Resorts, LLC)	2	199
Kana Hotels, Inc.	2	195
Fillmore Hospitality	1	261
Intercontinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Total	80	11,978

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

According to the PricewaterhouseCoopers, LLP industry report, "Hospitality Directions: May 2018," RevPAR growth in the U.S. for Upscale hotels (the Smith Travel Research segment in which the majority of our hotel properties are included) is forecasted to be 1.9% for 2018. We continue to have a positive outlook on national macroeconomic conditions and their potential effects on RevPAR growth. We are encouraged by the relative strength of leisure demand and some of the more recent positive indicators suggesting improved business travel conditions. However, the industry and the Upscale chain scale in particular, experienced a deceleration in RevPAR growth in 2017, based in part on slower corporate demand growth and accelerating supply growth. These trends may continue throughout 2018 as room starts are forecasted to increase and industry demand growth is expected to moderate.

Our Hotel Property Portfolio

At June 30, 2018, our portfolio consisted of 80 hotels with a total of 11,978 guestrooms. According to current chain scales as defined by STR, Inc., one of our hotel properties with 165 guestrooms is categorized as an Upper-upscale hotel, 64 of our hotel properties with 9,831 guestrooms are categorized as Upscale hotels and 15 of our hotel properties with 1,982 guestrooms are categorized as Upper-midscale hotels. Information about our hotel properties as of June 30, 2018 is as follows:

Franchise/Brand	Number of Hotel Properties	Number of Guestrooms
Marriott
AC Hotel by Marriott	1	255
Courtyard by Marriott	15	2,760
Fairfield Inn & Suites by Marriott	1	140
Four Points by Sheraton	1	101
Marriott	1	165
Residence Inn by Marriott	9	1,294
SpringHill Suites by Marriott	6	874
Total Marriott	34	5,589
Hilton
DoubleTree by Hilton	1	210
Hampton Inn	2	240
Hampton Inn & Suites	8	1,127
Hilton Garden Inn	8	1,074
Homewood Suites	2	251
Total Hilton	21	2,902
Hyatt
Hyatt House	3	466
Hyatt Place	16	2,310
Total Hyatt	19	2,776
IHG
Holiday Inn Express	1	66
Holiday Inn Express & Suites	2	345
Hotel Indigo	1	115
Staybridge Suites	1	121
Total IHG	5	647
Carlson
Country Inn & Suites by Carlson	1	64
Total	80	11,978

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

Asset Sales

On June 29, 2018, we sold the Holiday Inn Express & Suites in Sandy, UT and the Hampton Inn in Provo, UT, for an aggregate selling price of $19.0 million. On June 29, 2018 we also sold the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA for an aggregate selling price of $24.9 million. The sales of these four properties resulted in the realization of an aggregate net gain of $17.4 million during the three and six months ended June 30, 2018. We provided seller financing of $3.6 million, on the sale of the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA, under two three-and-a-half-year second mortgage notes with a blended interest rate of 7.38%.

On July 24, 2018, subsequent to the three months ended June 30, 2018, we completed the sale of three hotel properties, the Hilton Garden Inn in Smyrna, TN, the Hampton Inn & Suites in Smyrna, TN, and the Hyatt Place in Phoenix, AZ for an aggregate sales price of $46.5 million.

On March 30, 2017, we completed the sale of the Hyatt Place in Atlanta, GA for $14.5 million and repaid a related mortgage loan totaling $6.5 million. The sale of this property resulted in the realization of a net gain of $4.8 million during the six months ended June 30, 2017.

On June 2, 2017, we completed the sale of the Courtyard by Marriott in El Paso, TX for $11.2 million. The sale of this property resulted in the realization of a net gain of $0.4 million during the three and six months ended June 30, 2017.

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

In connection with the HIT Sale, Summit Hotel OP, LP (the "Operating Partnership") entered into a loan agreement with HIT, as borrower, which provided for a loan by us to HIT in the amount of $27.5 million (the “Loan”).  The proceeds of the Loan were required to be applied by HIT as follows: (i) $20.0 million was applied toward the payment of a portion of the $108.3 million purchase price for six hotels acquired in the second tranche; and (ii) the remaining $7.5 million was applied by HIT to fund the escrow deposit required for the purchase of hotels in the third tranche. We deferred $20.0 million of gain from the sale of the hotels in the second tranche as a result of the Loan structure. We recognized the deferred gain as principal payments on the Loan were received, and we recognized the final $15.0 million of gain when the Loan was paid in full on March 31, 2017.

.

Hotel Property Acquisitions

We did not acquire any hotel properties during the six months ended June 30, 2018. A summary of the hotel properties acquired during the six months ended June 30, 2017 is as follows (dollars in thousands):

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

(1)	The net assets acquired totaled $367.4 million due to the purchase at settlement of $0.8 million of net working capital assets and capitalized transaction costs of $2.1 million.

     The acquisitions closed during the six months ended June 30, 2017 were funded by advances on our $300 Million Revolver, cash generated from the sale of properties, and operating cash flows.

Recently Developed Properties

We completed the development and commenced operations of the new 168-guestroom Hyatt House Across From Orlando Universal Resort™ on June 27, 2018. The total construction cost for this hotel was $32.7 million, excluding land that we acquired in a prior-year transaction. The carrying amount for this hotel includes internal capitalized costs of $1.6 million. Total costs of $37.1 million, including the carrying amount of the land, were reclassified as Investment in Hotel Properties, net upon completion during the three months ended June 30, 2018.

Results of Operations

The comparisons that follow should be reviewed in conjunction with the unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended June 30, 2018 with the Three Months Ended June 30, 2017

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the three months ended June 30, 2018 compared with the three months ended June 30, 2017 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned or leased as of June 30, 2018 and that we have owned or leased at all times since January 1, 2017.

	For the Three Months Ended June 30,				Quarter-over-Quarter		Quarter-over-Quarter
	2018		2017		Dollar Change		Percentage/Basis Point Change
	Total Portfolio (80 hotels)	Same-Store Portfolio (65 hotels)	Total Portfolio (81 hotels)	Same-Store Portfolio (65 hotels)	Total Portfolio (80/81 hotels)	Same-Store Portfolio (65 hotels)	Total Portfolio (80/81 hotels)		Same-Store Portfolio (65 hotels)
Revenues:
Room	$140,650	$107,759	$120,514	$106,734	$20,136	$1,025	16.7%		1.0%
Food and beverage	6,517	4,721	5,294	4,674	1,223	47	23.1%		1.0%
Other	5,055	3,214	3,248	2,894	1,807	320	55.6%		11.1%
Total	$152,222	$115,694	$129,056	$114,302	$23,166	$1,392	18.0%		1.2%

Expenses:
Room	$31,113	$24,364	$26,455	$23,364	$4,658	$1,000	17.6%		4.3%
Food and beverage	5,107	3,529	3,909	3,352	1,198	177	30.6%		5.3%
Other hotel operating expenses	41,578	31,091	35,259	30,475	6,319	616	17.9%		2.0%
Total	$77,798	$58,984	$65,623	$57,191	$12,175	$1,793	18.6%		3.1%

Operational Statistics:
Occupancy	81.5%	81.8%	82.4%	82.7%	n/a	n/a	(93)	bps	(90)	bps
ADR	$154.84	$154.58	$148.13	$151.59	$6.71	$2.99	4.5%		2.0%
RevPAR	$126.20	$126.41	$122.10	$125.31	$4.10	$1.10	3.4%		0.9%

Revenue. The $23.2 million increase in total portfolio revenues for the three months ended June 30, 2018 compared to the same period of 2017 is the result of incremental revenues of $26.2 million generated as a result of the acquisition of fourteen hotels in 2017 (the “2017 Acquisitions”) and an increase in same-store revenues of $1.4 million, partially offset by a decline in revenues of $4.4 million related to properties sold after March 31, 2017.

The 3.4% increase in RevPAR for the total portfolio for the three months ended June 30, 2018 compared to the same period of 2017 is the result of an increase in same-store RevPAR of 0.9%, the purchase of higher RevPAR hotel properties with the 2017 Acquisitions, which produced an aggregate RevPAR of $132.06 for the three months ended June 30, 2018, and the sale of lower RevPAR hotels since June 30, 2017, which produced an aggregate RevPAR of $91.02 for the three months ended June 30, 2017.

Expenses. The $12.2 million increase in total portfolio expenses for the three months ended June 30, 2018 compared to the same period of 2017 is the result of incremental expenses of $13.1 million due to the 2017 Acquisitions and an increase in same-store expenses of $1.8 million, partially offset by a decline in expenses of $2.7 million related to properties sold after March 31, 2017. The increase in total portfolio and same-store expenses for the three months ended June 30, 2018 compared to the same period of 2017 were primarily driven by increased labor costs. We anticipate that labor costs are likely to continue to grow particularly in certain markets with more supply growth or lower unemployment rates.

Property taxes, insurance and other. The increase in property taxes, insurance and other of $2.2 million for the three months ended June 30, 2018 compared to the same period of 2017 is primarily due to an increase in property taxes related to the 2017 Acquisitions.

Management fees. The increase in management fees of $0.3 million for the three months ended June 30, 2018 compared to the same period of 2017 is primarily due to the increase in revenue from the 2017 Acquisitions.

Depreciation and amortization. Depreciation and amortization expenses increased $5.2 million, or 26.5%, in the three months ended June 30, 2018, primarily due to incremental depreciation expense associated with the 2017 Acquisitions.

Corporate, general and administrative. Corporate general and administrative expenses increased by $0.3 million, or 5.8%, during the three months ended June 30, 2018 compared with the three months ended June 30, 2017, primarily due to increases in incentive compensation costs.

Gain on disposal of assets, net. Gain on disposal of assets, net increased $1.0 million, or 6.0%, for the three months ended June 30, 2018 compared to the same period of 2017 primarily due to the sale of four hotels during the three months ended June 30, 2018 for a net gain of $17.4 million compared to the sale of eight hotels during the three months ended June 30, 2017 for a net gain of $16.4 million.

Other income, net. Other income, net increased by $2.9 million during the three months ended June 30, 2018 compared with the three months ended June 30, 2017. In April 2018, we reached a settlement related to a third-party-caused industrial disaster that occurred in a prior period and affected several of our coastal properties. As a result, we received a net recovery of $2.0 million during the three months ended June 30, 2018 that we recorded as Other income.

Comparison of the Six Months Ended June 30, 2018 with the Six Months Ended June 30, 2017

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the six months ended June 30, 2018 compared with the six months ended June 30, 2017 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned or leased as of June 30, 2018 and that we have owned or leased at all times since January 1, 2017.

	For the Six Months Ended June 30,				Quarter-over-Quarter		Quarter-over-Quarter
	2018		2017		Dollar Change		Percentage/Basis Point Change
	Total Portfolio (80 hotels)	Same-Store Portfolio (65 hotels)	Total Portfolio (81 hotels)	Same-Store Portfolio (65 hotels)	Total Portfolio (80/81 hotels)	Same-Store Portfolio (65 hotels)	Total Portfolio (80/81 hotels)		Same-Store Portfolio (65 hotels)
Revenues:
Room	$270,222	$205,669	$230,864	$204,577	$39,358	$1,092	17.0%		0.5%
Food and beverage	12,846	9,175	10,253	9,147	2,593	28	25.3%		0.3%
Other	9,353	6,065	5,928	5,398	3,425	667	57.8%		12.4%
Total	$292,421	$220,909	$247,045	$219,122	$45,376	$1,787	18.4%		0.8%

Expenses:
Room	$60,118	$47,059	$51,459	$45,191	$8,659	$1,868	16.8%		4.1%
Food and beverage	10,106	7,009	7,833	6,812	2,273	197	29.0%		2.9%
Other hotel operating expenses	81,036	60,365	68,437	59,288	12,599	1,077	18.4%		1.8%
Total	$151,260	$114,433	$127,729	$111,291	$23,531	$3,142	18.4%		2.8%

Operational Statistics:
Occupancy	78.9%	79.0%	79.6%	79.8%	n/a	n/a	(73)	bps	(79)	bps
ADR	$154.54	$153.68	$146.59	$151.41	$7.95	$2.27	5.4%		1.5%
RevPAR	$121.92	$121.35	$116.72	$120.75	$5.20	$0.60	4.5%		0.5%

Revenue. The $45.4 million increase in total portfolio revenues for the six months ended June 30, 2018 compared to the same period of 2017 is the result of incremental revenues of $56.9 million generated as a result of the 2017 Acquisitions and an increase in same-store revenues of $1.8 million, partially offset by a decline in revenues of $13.3 million related to properties sold after December 31, 2016.

The 4.5% increase in RevPAR for the total portfolio for the six months ended June 30, 2018 compared to the same period of 2017 is the result of an increase in same-store RevPAR of 0.5%, the purchase of higher RevPAR hotel properties with the 2017 Acquisitions, which produced an aggregate RevPAR of $130.49 for the six months ended June 30, 2018, and the sale of lower RevPAR hotels since June 30, 2017, which produced an aggregate RevPAR of $89.33 for the six months ended June 30, 2017.

Expenses. The $23.5 million increase in total portfolio expenses for the six months ended June 30, 2018 compared to the same period of 2017 is the result of incremental expenses of $28.6 million due to the 2017 Acquisitions and an increase in same-store expenses of $3.1 million, partially offset by a decline in expenses of $8.2 million related to properties sold after December 31, 2016. The increase in total portfolio and same-store expenses for the six months ended June 30, 2018 compared to the same period of 2017 were primarily driven by increased labor costs. We anticipate that labor costs are likely to continue to grow particularly in certain markets with more supply growth or lower unemployment rates.

Property taxes, insurance and other. The increase in property taxes, insurance and other of $4.8 million for the six months ended June 30, 2018 compared to the same period of 2017 is primarily due to an increase in property taxes related to the 2017 Acquisitions.

Management fees. The increase in management fees of $0.9 million for the six months ended June 30, 2018 compared to the same period of 2017 is primarily due to the increase in revenue from the 2017 Acquisitions.

Depreciation and amortization. Depreciation and amortization expenses increased $11.7 million, or 30.5%, in the six months ended June 30, 2018, primarily due to incremental depreciation expense associated with the 2017 Acquisitions.

Corporate, general and administrative. Corporate general and administrative expenses increased by $1.8 million, or 17.0%, during the six months ended June 30, 2018 compared with the six months ended June 30, 2017, primarily due to increases in stock-based compensation and incentive compensation costs. The increase in stock-based compensation expense related primarily to the modification of grants to our former CFO who retired on March 31, 2018.

Gain on disposal of assets, net. Gain on disposal of assets, net decreased $18.5 million, or 51.7%, for the six months ended June 30, 2018 compared to the same period of 2017 primarily due to the sale of four hotels during the six months ended June 30, 2018 for a net gain of $17.4 million compared to the sale of nine hotels during the six months ended June 30, 2017 for a net gain of $21.1 million and the recognition of the remaining $15.0 million of deferred gain during the six months ended June 30, 2017 related to the repayment of the HIT Loan.

Other income, net. Other income, net increased by $1.3 million during the six months ended June 30, 2018 compared with the six months ended June 30, 2017. In April 2018, we reached a settlement agreement related to a third-party-caused industrial disaster that occurred in a prior period and affected several of our coastal properties. As a result, we received a net recovery of $2.0 million during the six months ended June 30, 2018 that we recorded as Other income. This net recovery was slightly offset by declines in interest income and other miscellaneous income.

Non-GAAP Financial Measures

We disclose certain “non-GAAP financial measures,” which are measures of our historical financial performance. Non-GAAP financial measures are financial measures not prescribed by Generally Accepted Accounting Principles. These measures are as follows: (i) Funds From Operations (“FFO”) and Adjusted Funds from Operations ("AFFO"), (ii) Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"), Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate ("EBITDAre") and Adjusted EBITDAre (as described below). We caution investors that amounts presented in accordance with our definitions of non-GAAP financial measures may not be comparable to similar measures disclosed by other companies, since not all companies calculate these non-GAAP financial measures in the same manner. Our non-GAAP financial measures should be considered along with, but not as alternatives to, net income (loss) as a measure of our operating performance. Our non-GAAP financial measures may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, debt service obligations and other commitments and uncertainties. Although we believe that our non-GAAP financial measures can enhance the understanding of our financial condition and results of operations, these non-GAAP financial measures are not necessarily better indicators of any trend as compared to a comparable measure prescribed by Generally Accepted Accounting Principles ("GAAP") such as net income (loss).

FFO and AFFO

As defined by the National Association of Real Estate Investment Trusts, (“Nareit”), FFO represents net income or loss (computed in accordance with GAAP), excluding preferred dividends, gains (or losses) from sales of real property, impairment losses on real estate assets, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization related to real estate assets, and adjustments for unconsolidated partnerships and joint ventures. AFFO represents FFO excluding amortization of deferred financing costs, franchise fees, equity-based compensation expense, debt transaction costs, premiums on redemption of preferred shares, losses from net casualties, non-cash interest income and non-cash income tax related adjustments to our deferred tax asset. Unless otherwise indicated, we present FFO and AFFO applicable to our common shares and common units. We present FFO and AFFO because we consider FFO and AFFO an important supplemental measure of our operational performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and AFFO when reporting their results. FFO and AFFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and AFFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and AFFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our computation of FFO differs slightly from the computation of Nareit-defined FFO related to the reporting of corporate depreciation and amortization expense. Our computation of FFO may also differ from the methodology for calculating FFO used by other equity REITs and, accordingly, may not be comparable to such other REITs. FFO and AFFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.  Where indicated in this Quarterly Report on Form 10-Q, FFO is based on our computation of FFO and not the computation of Nareit-defined FFO unless otherwise noted.

The following is a reconciliation of our GAAP net income to FFO and AFFO for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share/unit amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$37,677	$34,083	$47,368	$67,289
Preferred dividends	(3,709)	(4,200)	(9,252)	(8,400)
Premium on redemption of preferred stock	—	—	(3,277)	—
Net income applicable to common shares and common units	33,968	29,883	34,839	58,889
Real estate-related depreciation	24,835	19,642	49,958	38,282
Amortization of lease-related intangible assets, net	181	—	362	—
Gain on disposal of assets, net	(17,331)	(16,350)	(17,288)	(35,806)
FFO applicable to common shares and common units	41,653	33,175	67,871	61,365
Amortization of deferred financing costs	504	496	998	1,014
Amortization of franchise fees	119	90	242	176
Equity-based compensation	1,821	1,864	4,048	2,994
Hotel property acquisition costs	—	—	—	354
Debt transaction costs	129	3	217	157
Premium on redemption of preferred stock	—	—	3,277	—
Non-cash interest income	(502)	—	(1,011)	—
Casualty (recoveries) losses, net	(2,286)	165	(2,068)	(101)
AFFO applicable to common shares and common units	$41,438	$35,793	$73,574	$65,959
Weighted average diluted common shares/common units (1)	104,273	99,079	104,360	96,366
FFO per common share/common unit	$0.40	$0.33	$0.65	$0.64
AFFO per common share/common unit	$0.40	$0.36	$0.71	$0.68

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

Nareit recommended that companies report EBITDAre in all financial reports for periods beginning after December 31, 2017. We have adopted Nareit’s presentation of EBITDAre for this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018.

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

The following is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$37,677	$34,083	$47,368	$67,289
Depreciation and amortization	24,954	19,732	50,200	38,458
Amortization of lease-related intangible assets, net	181	—	362	—
Interest expense	10,402	6,927	19,731	13,718
Interest income	(42)	(65)	(69)	(69)
Income tax expense	152	423	412	844
EBITDA	73,324	61,100	118,004	120,240
Gain on disposal of assets, net	(17,331)	(16,350)	(17,288)	(35,806)
EBITDAre	55,993	44,750	100,716	84,434
Equity-based compensation	1,821	1,864	4,048	2,994
Hotel property acquisition costs	—	—	—	354
Debt transaction costs	129	3	217	157
Non-cash interest income	(502)	—	(1,011)	—
Casualty (recoveries) losses, net	(2,286)	165	(2,068)	(101)
Adjusted EBITDAre	$55,155	$46,782	$101,902	$87,838

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

To satisfy the requirements for qualification as a REIT, we must meet a number of organizational and operational requirements, including that we distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to distribute a sufficient amount of our taxable income to maintain our status as a REIT and to avoid tax on undistributed income. Therefore, if sufficient funds are not available to us from hotel dispositions, our 2016 Unsecured Credit Facility and additional mortgage and other loans, we will need to raise capital to grow our business and invest in additional hotel properties.

We expect to satisfy our liquidity requirements with cash provided by operations, working capital, short-term borrowings under our 2016 Unsecured Credit Facility, borrowings of term debt, repayment of notes receivable, the strategic sale of hotels and the release of restricted cash upon satisfaction of certain requirements. In addition, we may fund the purchase price of hotel acquisitions, hotel development costs, and cost of required capital improvements by borrowing under our 2016 Unsecured Credit Facility, assuming mortgage debt from the seller on acquired hotels, issuing securities (including common units issued by our Operating Partnership), or incurring mortgage or other types of debt. Further, we may seek to meet our liquidity requirements by raising capital through public or private offerings of our equity or debt securities. However, certain factors may have an adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders, volatility in the equity and debt capital markets and other market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all. We believe that our cash provided by operations, working capital, borrowings available under our various credit facilities and other sources of funds available to us will be sufficient to meet our ongoing liquidity requirements for at least the next 12 months.

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a new $225.0 million unsecured term loan (the “2018 Term Loan”).  The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the maturity date of February 14, 2025, subject to certain conditions, and a delayed draw feature that allows us to delay principal advances until May 16, 2018, at no additional cost.  At closing, we drew $140.0 million of the $225.0 million available under the 2018 Term Loan and used the proceeds to pay off and replace the 2015 Term Loan (as defined in "Note 4 - Debt" to the Condensed Consolidated Financial Statements). On May 16, 2018, we drew the remaining $85.0 million available under the 2018 Term Loan and used the proceeds to pay down The $300 Million Revolver. See "Note 4 - Debt" to the Condensed Consolidated Financial Statements for additional information.

At June 30, 2018, we have scheduled debt principal amortization payments during the next 12 months totaling $7.0 million and debt maturities during the next 12 months totaling $106.2 million. Although we believe we will have the capacity to satisfy these debt maturities and pay these scheduled principal debt payments or that we will be able to fund them using draws under our $300 Million Revolver, there can be no assurances that our credit facility will be available to repay such amortizing debt as draws under our credit facility are subject to meeting certain financial covenants. At June 30, 2018, we were in compliance with all of our covenants under the 2016 Unsecured Credit Facility.

On April 2, 2018, we repaid four mortgage loans with Western Alliance Bank totaling $23.9 million. There were no prepayment penalties associated with the repayment of these loans.

We anticipate investing capital into our hotel properties pursuant to property improvement plans required by our franchisors and our own internal quality standards. We expect capital expenditures through the remainder of 2018 to be in the range of $25.0 million to $35.0 million.  Actual amounts may differ from our expectations.  We may also make renovations and incur other non-recurring capital expenditures in 2018 at hotel properties that we acquire in the future. For the six months ended June 30, 2018, we invested $30.6 million of capital into our hotels.

We are a mezzanine lender on three construction loans to fund up to an aggregate of $29.6 million for the development of three hotel properties. The three real estate loans closed in the fourth quarter of 2017 and each has a stated interest rate of 8.0% and an initial term of approximately three years.  As of June 30, 2018, we have funded the full amount of $29.6 million.

Cash Flows

	For the Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Net cash provided by operating activities	$84,414	$70,093	$14,321
Net cash used in investing activities	(14,986)	(277,515)	262,529
Net cash (used in) provided by financing activities	(54,071)	203,226	(257,297)
Net change in cash, cash equivalents and restricted cash	$15,357	$(4,196)	$19,553

The increase in net cash provided by operating activities of $14.3 million for the six months ended June 30, 2018 compared with the six months ended June 30, 2017 primarily resulted from an increase in net income, after adjusting for non-cash items, of $11.0 million and changes in net working capital of $3.3 million due to timing.

The decrease in net cash used in investing activities of $262.5 million for the six months ended June 30, 2018 compared with the six months ended June 30, 2017 is primarily due to a reduction in acquisitions of hotel properties of $367.1 million, partially offset by a decrease in receipts of principal payments on real estate loans of $22.5 million, a decrease in proceeds from asset dispositions of $51.5 million, an increase in the funding of real estate loans of $15.2 million, an increase in capital expenditures of $16.7 million and an increase in hotel development costs of $1.0 million.

The decrease in net cash from financing activities of $257.3 million for the six months ended June 30, 2018 compared with the six months ended June 30, 2017 is primarily due to the redemption of preferred shares of $85.0 million during the six months ended June 30, 2018, a decrease in proceeds from common stock offerings of $163.8 million and an increase in dividends of $6.0 million, partially offset by an increase in net borrowings of $0.9 million.

Outstanding Indebtedness

At June 30, 2018, we had $310.8 million in outstanding indebtedness secured by first priority mortgage liens on 29 hotel properties. We also had borrowed $195.0 million on our 2016 Unsecured Credit Facility, which included borrowings of $150.0 million on our $150 Million Term Loan and $45.0 million on our $300 Million Revolver (each as defined in "Note 4 - Debt" to the Condensed Consolidated Financial Statements). We also had $225.0 million drawn on our 2017 Term Loan (as defined in "Note 4 - Debt" to the Condensed Consolidated Financial Statements), and $225.0 million on our 2018 Term Loan (as defined above), each of which were supported at June 30, 2018 by a borrowing base of 51 unencumbered hotel properties. At June 30, 2018, the maximum amount of borrowing permitted under the 2016 Unsecured Credit Facility was $450.0 million, of which we had borrowed $195.0 million and $255.0 million was available to borrow. See "Note 4 - Debt" to the Condensed Consolidated Financial Statements for additional information.

At July 20, 2018, we had borrowed $185.0 million on our 2016 Unsecured Credit Facility, which included borrowings of $150.0 million on our $150 Million Term Loan and $35.0 million on our $300 Million Revolver. Additionally, we had $225.0 million outstanding on our 2017 Term Loan and $225.0 million outstanding on our 2018 Term Loan. Each of the credit facilities were supported by the 51 hotel properties included in the credit facility borrowing base.

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing term loan documentation as a subsidiary guarantor, entered into the 2018 Term Loan.  The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the maturity date of February 14, 2025, subject to certain conditions, and a delayed draw feature that allows us to delay principal advances until May 16, 2018, at no additional cost.  At closing, we drew $140.0 million of the $225.0 million available under the 2018 Term Loan and used the proceeds to pay off and replace the 2015 Term Loan (as defined in "Note 4 - Debt" to the Condensed Consolidated Financial Statements). On May 16, 2018, we drew the remaining $85.0 million available under the 2018 Term Loan and used the proceeds to pay down the $300 Million Revolver.

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

A summary of our gross debt at June 30, 2018 is as follows (dollars in thousands):

Lender	Interest Rate		Amortization Period (Years)	Maturity Date	Number of Encumbered Properties		Principal Amount Outstanding
$450 Million Senior Unsecured Credit Facility
Deutsche Bank AG New York Branch
$300 Million Revolver	3.89% Variable		n/a	March 31, 2020	n/a		$45,000
$150 Million Term Loan	3.82% Variable	(1)	n/a	March 31, 2021	n/a		150,000
Total Senior Unsecured Credit Facility							195,000

Unsecured Term Loan
KeyBank National Association, as Administrative Agent
Term Loan	3.84% Variable		n/a	November 25, 2022	n/a		225,000
KeyBank National Association, as Administrative Agent
Term Loan	4.14% Variable		n/a	February, 14, 2025	n/a		225,000

Secured Mortgage Indebtedness
Voya (formerly ING Life Insurance and Annuity)	5.18% Fixed		20	March 1, 2019	2	(2)	39,333
	5.18% Fixed		20	March 1, 2019	3	(2)	31,531
	5.18% Fixed		20	March 1, 2019	2	(2)	22,736
	5.18% Fixed		20	March 1, 2019	1	(2)	15,406
MetaBank	4.44% Fixed		25	July 1, 2027	3		47,640
KeyBank National Association	4.46% Fixed		30	February 1, 2023	4		26,644
	4.52% Fixed		30	April 1, 2023	3		20,662
	4.30% Fixed		30	April 1, 2023	4		19,995
	4.95% Fixed		30	August 1, 2023	2		35,754
Western Alliance Bank (formerly GE Capital Financial, Inc.)	5.39% Fixed		25	April 1, 2020	—		—	(4)
	5.39% Fixed		25	April 1, 2020	—		—	(4)
Bank of the Cascades	4.09% Variable		25	December 19, 2024	1	(3)	8,890
	4.30% Fixed		25	December 19, 2024	—	(3)	8,890
Compass Bank	4.49% Variable		25	May 6, 2020	3		22,462
Western Alliance Bank (formerly General Electric Capital Corp.)	5.39% Fixed		25	April 1, 2020	—		—	(4)
	5.39% Fixed		25	April 1, 2020	—		—	(4)
U.S. Bank, NA	6.13% Fixed		25	November 11, 2021	1		10,870
Total Mortgage Loans							310,813
Total Debt					29		$955,813

(1)	Our interest rate swap fixed a portion of the interest rate on this loan. See "Note 5 - Derivative Financial Instruments and Hedging" to the Condensed Consolidated Financial Statements.

(2)
The four Voya mortgage loans are cross-defaulted and cross-collateralized. The four loans were modified on April 27, 2018 resulting in reallocation of principal balances between the loans and release of the mortgage on one property.

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

The Company's former Chief Financial Officer retired on March 31, 2018. In connection with his retirement, the Company recorded $1.0 million of additional stock-based compensation expense during the six months ended June 30, 2018 related to the modification of certain stock award agreements.

Capital Expenditures

During the six months ended June 30, 2018, we funded $30.6 million in capital expenditures.  We anticipate spending an estimated $25.0 million to $35.0 million on capital expenditures in the remainder of 2018. We also incurred $10.8 million of hotel development costs related to the construction of the newly opened 168-guestroom Hyatt House Across From Orlando Universal Resort™ in Orlando, FL. We expect to fund these expenditures through a combination of cash provided by operations, working capital, borrowings under our $300 Million Revolver, or other potential sources of capital, to the extent available to us.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at June 30, 2018 (dollars in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Debt obligations (1)	$955,813	$113,161	$235,591	$224,643	$382,418
Currently projected interest (2)	205,175	39,056	73,327	52,907	39,885
Operating lease obligations (3)	86,801	1,807	3,751	3,279	77,964
Purchase obligations (4)	13,826	13,826	—	—	—
Total	$1,261,615	$167,850	$312,669	$280,829	$500,267

(1)	Amounts shown include amortization of principal and debt maturities.

(2)	Interest payments on our variable rate debt have been estimated using the interest rates in effect at June 30, 2018, after giving effect to our interest rate swaps.

(3)	Amounts consist primarily of non-cancelable ground lease and corporate office lease obligations.

(4)	This amount represents purchase orders and executed contracts for development or renovation projects at our hotel properties.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for our fiscal year commencing on January 1, 2019, but early adoption is permitted. We anticipate that we will adopt ASU No. 2016-02 for our fiscal year commencing on January 1, 2019. We expect to apply the modified retrospective approach such that we will account for leases that commenced before the effective date of ASU No. 2016-02 in accordance with previous GAAP unless the lease is modified, except we will recognize right-of-use assets and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. We are currently in the process of analyzing our leases. As such, we do not expect the adoption of ASU No. 2016-02 to have a material impact on our consolidated financial statements except for recognition of the right-of-use assets and related lease liability accounts on the consolidated balance sheet.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. We adopted ASU No. 2016-15 for our fiscal year commencing on January 1, 2018. The effect of this amendment has been applied retrospectively. The adoption of ASU No. 2016-15 did not have a material effect on our consolidated financial position or our results of operations.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with ASC No. 718, Compensation - Stock Compensation. We adopted ASC No. 2017-09 for our fiscal year commencing on January 1, 2018. This guidance is to be applied prospectively to an award modified on or after the adoption date. We applied the requirements of ASU No. 2017-09 to the modification of certain stock awards as described in "Note 9 - Equity-Based Compensation".

For other critical accounting policies, see "Note 2 - Summary of Significant Accounting Policies" to the Condensed Consolidated Financial Statements.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business strategies, the primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is to 30-day LIBOR. We primarily use derivative financial instruments to manage interest rate risk.

At June 30, 2018, we were party to five interest rate derivative agreements pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

			Notional Amount
Contract date	Effective Date	Expiration Date	June 30, 2018
September 5, 2013	January 2, 2014	October 1, 2018	$75,000
October 2, 2017	January 29, 2018	January 31, 2023	100,000
October 2, 2017	January 29, 2018	January 31, 2023	100,000
June 11, 2018	September 28, 2018	September 30, 2024	75,000
June 11, 2018	December 31, 2018	December 31, 2025	125,000
			$475,000

The termination value of the two derivatives in a liability position was $1.3 million at June 30, 2018.

At June 30, 2018, considering our interest rate derivative agreements that are currently effective, $554.5 million, or 58.0%, of our debt had fixed interest rates and $401.4 million, or 42.0%, had variable interest rates.  At December 31, 2017, after giving effect to our interest rate derivative agreements, $386.3 million, or 44.2%, of our debt had fixed interest rates and $486.8 million, or 55.8%, had variable interest rates. Assuming no increase in the level of our variable rate debt outstanding at June 30, 2018 and after consideration of expiring and newly effective interest rate swaps during the remainder of 2018, if interest rates increased by 1.0%, then our interest cost would increase by approximately $2.8 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At June 30, 2018, we have scheduled debt principal amortization payments during the next 12 months totaling $7.0 million and debt maturities during the next 12 months totaling $106.2 million.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: August 1, 2018	By:	/s/ Jonathan P. Stanner
Jonathan P. Stanner Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)