Form 10-Q
period 2018-09-30
Summit Hotel Properties, Inc.
filed 2018-10-30
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
 As of October 22, 2018, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 104,760,836.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investment in hotel properties, net	$2,082,605	$2,059,492
Investment in hotel properties under development	—	23,793
Land held for development	2,942	2,942
Assets held for sale, net	1,193	1,193
Investment in real estate loans, net	29,387	12,356
Cash and cash equivalents	60,533	36,545
Restricted cash	31,567	29,462
Trade receivables, net	23,969	16,985
Prepaid expenses and other	6,254	9,454
Deferred charges, net	4,854	5,221
Other assets	19,627	12,431
Total assets	$2,262,931	$2,209,874
LIABILITIES AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$969,146	$868,236
Accounts payable	5,200	7,774
Accrued expenses and other	71,350	56,488
Total liabilities	1,045,696	932,498
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
7.125% Series C - 3,400,000 shares issued and outstanding at December 31, 2017 (aggregate liquidation preference of $85,522 at December 31, 2017)	—	34
6.45% Series D - 3,000,000 shares issued and outstanding at September 30, 2018 and December 31, 2017 (aggregate liquidation preference of $75,403 and $75,417 at September 30, 2018 and December 31, 2017, respectively)	30	30
6.25% Series E - 6,400,000 shares issued and outstanding at September 30, 2018 and December 31, 2017 (aggregate liquidation preference of $160,833 and $160,861 at September 30, 2018 and December 31, 2017, respectively)	64	64
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 104,745,710 and 104,287,128 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,047	1,043
Additional paid-in capital	1,183,694	1,262,679
Accumulated other comprehensive income	8,033	1,451
Retained earnings	21,648	9,201
Total stockholders’ equity	1,214,516	1,274,502
Non-controlling interests in operating partnership	2,719	2,874
Total equity	1,217,235	1,277,376
Total liabilities and equity	$2,262,931	$2,209,874

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Room	$131,429	$127,246	$401,651	$358,110
Food and beverage	5,817	5,465	18,663	15,718
Other	5,094	3,876	14,447	9,804
Total revenues	142,340	136,587	434,761	383,632
Expenses:
Room	30,854	28,976	90,972	80,435
Food and beverage	4,684	4,444	14,790	12,277
Other hotel operating expenses	40,437	38,284	121,473	106,721
Property taxes, insurance and other	10,220	10,189	32,250	27,371
Management fees	4,188	4,177	14,928	13,969
Depreciation and amortization	24,941	23,594	75,141	62,052
Corporate general and administrative	4,852	4,550	17,079	14,998
Hotel property acquisition costs	—	—	—	354
Total expenses	120,176	114,214	366,633	318,177
Operating income	22,164	22,373	68,128	65,455
Other income (expense):
Interest expense	(10,848)	(7,768)	(30,579)	(21,486)
Gain on disposal of assets, net	24,826	7,725	42,114	43,531
Other income (expense), net	1,327	(116)	5,586	2,847
Total other income (expense)	15,305	(159)	17,121	24,892
Income from continuing operations before income taxes	37,469	22,214	85,249	90,347
Income tax benefit (expense) (Note 10)	532	231	120	(613)
Net income	38,001	22,445	85,369	89,734
Non-controlling interest in Operating Partnership	(100)	(55)	(204)	(289)
Net income attributable to Summit Hotel Properties, Inc.	37,901	22,390	85,165	89,445
Preferred dividends	(3,710)	(4,200)	(12,962)	(12,600)
Premium on redemption of preferred stock	—	—	(3,277)	—
Net income attributable to common stockholders	$34,191	$18,190	$68,926	$76,845
Earnings per share:
Basic	$0.33	$0.18	$0.66	$0.78
Diluted	$0.33	$0.17	$0.66	$0.78
Weighted average common shares outstanding:
Basic	103,666	103,253	103,603	98,105
Diluted	103,821	103,632	103,868	98,471

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$38,001	$22,445	$85,369	$89,734
Other comprehensive income, net of tax:
Changes in fair value of derivative financial instruments	2,495	157	6,601	680
Comprehensive income	40,496	22,602	91,970	90,414
Comprehensive income attributable to non-controlling interests:
Less - Comprehensive income attributable to non-controlling interest in Operating Partnership	(107)	(56)	(223)	(292)
Comprehensive income attributable to Summit Hotel Properties, Inc.	40,389	22,546	91,747	90,122
Preferred dividends	(3,710)	(4,200)	(12,962)	(12,600)
Premium on redemption of preferred stock	—	—	(3,277)	—
Comprehensive income attributable to common stockholders	$36,679	$18,346	$75,508	$77,522

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit) and Distributions	Total Stockholders’ Equity	Non-controlling Interests in Operating Partnership	Total Equity
Balance at December 31, 2017	12,800,000	$128	104,287,128	$1,043	$1,262,679	$1,451	$9,201	$1,274,502	$2,874	$1,277,376
Redemption of preferred stock	(3,400,000)	(34)	—	—	(81,689)	—	(3,277)	(85,000)	—	(85,000)
Common stock redemption of common units	—	—	25,839	—	227	—	—	227	(227)	—
Dividends	—	—	—	—	—	—	(69,441)	(69,441)	(167)	(69,608)
Equity-based compensation	—	—	620,593	6	5,345	—	—	5,351	16	5,367
Shares acquired for employee withholding requirements	—	—	(187,850)	(2)	(2,722)	—	—	(2,724)	—	(2,724)
Other	—	—	—	—	(146)	—	—	(146)	—	(146)
Other comprehensive income	—	—	—	—	—	6,582	—	6,582	19	6,601
Net income	—	—	—	—	—	—	85,165	85,165	204	85,369
Balance at September 30, 2018	9,400,000	$94	104,745,710	$1,047	$1,183,694	$8,033	$21,648	$1,214,516	$2,719	$1,217,235

Balance at December 31, 2016	9,400,000	$94	93,525,469	$935	$1,011,412	$(977)	$(1,422)	$1,010,042	$3,428	$1,013,470
Net proceeds from sale of common stock	—	—	10,350,000	104	163,516	—	—	163,620	—	163,620
Common stock redemption of common units	—	—	52,808	1	466	—	—	467	(467)	—
Dividends	—	—	—	—	—	—	(63,240)	(63,240)	(184)	(63,424)
Equity-based compensation	—	—	397,421	4	4,462	—	—	4,466	17	4,483
Shares acquired for employee withholding requirements	—	—	(59,111)	(1)	(960)	—	—	(961)	—	(961)
Other comprehensive income	—	—	—	—	—	677	—	677	3	680
Net income	—	—	—	—	—	—	89,445	89,445	289	89,734
Balance at September 30, 2017	9,400,000	$94	104,266,587	$1,043	$1,178,896	$(300)	$24,783	$1,204,516	$3,086	$1,207,602

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$85,369	$89,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,141	62,052
Amortization of deferred financing costs	1,495	1,553
Equity-based compensation	5,367	4,483
Realization of deferred gain	—	(15,000)
Gain on disposal of assets, net	(42,114)	(28,531)
Other	(1,386)	51
Changes in operating assets and liabilities:
Trade receivables, net	(7,054)	(9,140)
Prepaid expenses and other	2,729	1,817
Accounts payable	(627)	(233)
Accrued expenses and other	10,040	9,780
NET CASH PROVIDED BY OPERATING ACTIVITIES	128,960	116,566
INVESTING ACTIVITIES
Acquisitions of hotel properties	(71,002)	(424,734)
Investment in hotel properties under development	(12,208)	(15,954)
Improvements to hotel properties	(49,523)	(25,252)
Proceeds from asset dispositions, net of closing costs	103,587	120,901
Funding of real estate loans	(15,245)	—
Proceeds from collection of real estate loans	—	32,500
NET CASH USED IN INVESTING ACTIVITIES	(44,391)	(312,539)
FINANCING ACTIVITIES
Proceeds from issuance of debt	470,000	485,000
Principal payments on debt	(369,147)	(365,087)
Proceeds from equity offerings, net of issuance costs	—	163,620
Redemption of preferred stock	(85,000)	—
Dividends paid	(69,755)	(63,148)
Financing fees on debt and other issuance costs	(1,850)	(1,642)
Repurchase of common shares for withholding requirements	(2,724)	(961)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(58,476)	217,782
Net change in cash, cash equivalents and restricted cash	26,093	21,809
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	66,007	59,575
End of period	$92,100	$81,384
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$29,038	$20,242
Accrued acquisition costs and improvements to hotel properties	$7,853	$3,482
Capitalized interest	$446	$172
Cash payments for income taxes, net of refunds	$749	$600

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

We focus on owning primarily premium-branded, select-service hotels. At September 30, 2018, our portfolio consisted of 77 hotels with a total of 11,659 guestrooms located in 26 states. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiary (“TRS”). We indirectly own 100% of the outstanding equity interests in all of our TRS Lessees.

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

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934 (the “Exchange Act”). Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and nine months ended September 30, 2018 may not be indicative of the results that may be expected for the full year of 2018. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

In certain circumstances, we provide loan financing to developers of hotel properties for development projects. We record these loans as Investment in real estate loans, net unless we determine that we are the primary beneficiary of a variable interest entity through the loan provisions or other agreements. If we are the primary beneficiary of a variable interest entity, then the loan is recorded in Investment in hotel properties under development in our Condensed Consolidated Balance Sheets. If classified as Investment in hotel properties under development, no interest income is recognized on the loan and interest expense is capitalized as part of our investment in the hotel property during the construction period.

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

Revenue Recognition

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers. In accordance with ASU No. 2014-09, revenues from the operation of our hotels are recognized when guestrooms are occupied, services have been rendered or fees have been earned. Revenues are recorded net of any discounts and sales and other taxes collected from customers. Revenues consist of room sales, food and beverage sales, and other hotel revenues and are presented on a disaggregated basis on our Condensed Consolidated Statements of Operations.

Room revenue is generated through short-term contracts with customers whereby customers agree to pay a daily rate for the right to occupy hotel rooms for one or more nights. Our performance obligations are fulfilled at the end of each night that the customers have the right to occupy the rooms. Room revenues are recognized daily at the contracted room rate in effect for each room night.

Food and beverage revenues are generated when customers purchase food and beverage at a hotel's restaurant, bar or other facilities. Our performance obligations are fulfilled at the time that food and beverage is purchased and provided to our customers.

Other revenues such as for parking, meeting space or telephone services are recognized at the point in time or over the time period that the associated good or service is provided. Ancillary services such as parking at certain hotels are provided by third parties and we assesses whether we are the principal or agent in such arrangements. If we are determined to be the agent, revenue is recognized based upon the commission paid to us by the third party for the services rendered to our customers. If we are determined to be the principal, revenues are recognized based upon the gross contract price of the service provided. Certain of our hotels have retail spaces, restaurants or other spaces that we lease to third parties. Lease revenues are recognized on a straight line basis over the respective lease terms and are included in Other income on our Condensed Consolidated Statement of Operations.

Cash received prior to customer arrival is recorded as an advance deposit from the customer and is recognized as revenue at the time of occupancy.

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

These reclassifications, made at September 30, 2018 and for the three and nine months then ended, had no net effect on the previously reported financial position or results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for our fiscal year commencing on January 1, 2019, but early adoption is permitted. We anticipate that we will adopt ASU No. 2016-02 for our fiscal year commencing on January 1, 2019. We expect to apply the modified retrospective approach such that we will account for leases that commenced before the effective date of ASU No. 2016-02 in accordance with previous GAAP unless the lease is modified, except we will recognize right-of-use assets and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. We are currently in the process of analyzing our leases. We expect that the adoption of ASU No. 2016-02 will result in the recognition of right-of-use assets and related lease liability accounts on the consolidated balance sheet but is not expected to have a material effect on our consolidated financial position or our results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the Statement of Cash Flows classification and presentation of certain cash transactions. We adopted ASU No. 2016-15 for our fiscal year commencing on January 1, 2018. The effect of this amendment has been applied retrospectively. The adoption of ASU No. 2016-15 did not have a material effect on our consolidated financial position or our results of operations.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with ASC No. 718, Compensation - Stock Compensation. We adopted ASC No. 2017-09 for our fiscal year commencing on January 1, 2018. This guidance is to be applied prospectively to an award modified on or after the adoption date. We applied the requirements of ASU No. 2017-09 to the modification of certain stock awards as described in "Note 9 - Equity-Based Compensation."

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

NOTE 3 - INVESTMENT IN HOTEL PROPERTIES, NET

Investment in Hotel Properties, net

Investment in hotel properties, net at September 30, 2018 and December 31, 2017 is as follows (in thousands):

	September 30, 2018	December 31, 2017
Land	$290,782	$272,932
Hotel buildings and improvements	1,899,906	1,868,273
Intangible assets	22,064	22,764
Construction in progress	20,219	12,464
Furniture, fixtures and equipment	189,457	174,126
	2,422,428	2,350,559
Less - accumulated depreciation and amortization	(339,823)	(291,067)
	$2,082,605	$2,059,492

Recently Developed Properties

We completed the development and commenced operations of the new 168-guestroom Hyatt House Across From Orlando Universal Resort™ on June 27, 2018. The total construction cost for this hotel was $32.7 million, excluding land that we acquired in a prior-year transaction. The carrying amount for this hotel includes internal capitalized costs of $1.6 million. Total costs of $37.1 million, including the carrying amount of the land, were reclassified as Investment in hotel properties, net upon completion of construction.

Asset Sales

On September 28, 2018, we sold the Hyatt Place in Fort Myers, FL and adjacent land for $16.5 million. The sale of this property resulted in the realization of a net gain of $2.2 million during the three and nine months ended September 30, 2018.

On July 24, 2018, we completed the sale of three hotel properties, the Hilton Garden Inn - Smyrna, TN, the Hampton Inn & Suites - Smyrna, TN, and the Hyatt Place Phoenix North - Phoenix, AZ, for an aggregate sales price of $46.5 million. The sales of these three properties resulted in the realization of an aggregate net gain of $23.0 million during the three and nine months ended September 30, 2018. The proceeds from these sales were used to complete a 1031 Exchange, which resulted in the deferral of taxable gains of $22.2 million.

On June 29, 2018, we sold the Holiday Inn Express & Suites in Sandy, UT and the Hampton Inn in Provo, UT, for an aggregate selling price of $19.0 million. On June 29, 2018 we also sold the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA for an aggregate selling price of $24.9 million. The sales of these four properties resulted in the realization of an aggregate net gain of $17.4 million during the nine months ended September 30, 2018. We provided seller financing of $3.6 million, on the sale of the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA, under two three-and-a-half-year second mortgage notes with a blended interest rate of 7.38%.

On July 21, 2017, we completed the sale of three hotel properties in Fort Worth, TX for an aggregate sales price of $27.8 million, resulting in a net gain of $8.1 million during the three and nine months ended September 30, 2017. The proceeds from this sale were used to complete a 1031 Exchange, which resulted in the deferral of taxable gains of $8.6 million.

On June 2, 2017, we completed the sale of the Courtyard by Marriott in El Paso, TX for $11.2 million. The sale of this property resulted in the realization of a net gain of $0.4 million during the nine months ended September 30, 2017.

On April 27, 2017, we completed the sale of seven hotels to Hospitality Investors Trust, Inc. ("HIT") for a total purchase price of $66.8 million, resulting in a net gain of $16.0 million during the nine months ended September 30, 2017.

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

Dispositions to Affiliates of Hospitality Investors Trust, Inc. (formerly American Realty Capital Hospitality Trust, Inc.)

On June 8, 2015, we entered into multiple sales agreements with affiliates of HIT for the sale of a portfolio of hotels to HIT. The agreements were modified on various occasions between 2015 and 2017 such that we sold 23 hotels containing 2,448 guestrooms to HIT in three tranches over that time period for a combined price of approximately $325.1 million (collectively, the “HIT Sale”) as follows (dollars in thousands):

Tranche	Closing Date	Hotels Sold	Sales Price
1	October 2015	10	$150,000
2	February 2016	6	108,300
3	April 2017	7	66,800
		23	$325,100

In connection with the HIT Sale, the Operating Partnership entered into a loan agreement with HIT, as borrower, which provided for a loan by us to HIT in the amount of $27.5 million (the “Loan”).  The proceeds of the Loan were applied by HIT as follows: (i) $20.0 million was applied toward the payment of a portion of the $108.3 million purchase price for six hotels acquired in the second tranche; and (ii) the remaining $7.5 million was applied by HIT to fund the escrow deposit required for the purchase of hotels in the third tranche. We deferred $20.0 million of gain from the sale of the hotels in the second tranche as a result of the Loan structure. We recognized the deferred gain as principal payments on the Loan were received, and we recognized the final $15.0 million of gain when the Loan was paid in full on March 31, 2017.

Hotel Property Acquisitions

A summary of the hotel properties acquired during the nine months ended September 30, 2018 and 2017 is as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Guestrooms	Purchase Price
For the nine months ended September 30, 2018
September 12, 2018	Residence Inn by Marriott	Boston (Watertown), MA	150	$71,000
			150	$71,000	(1)

For the nine months ended September 30, 2017
March 1, 2017	Homewood Suites	Aliso Viejo (Laguna Beach), CA	129	$38,000
March 30, 2017	Hyatt Place	Phoenix (Mesa), AZ	152	22,200
May 23, 2017	Courtyard by Marriott	Fort Lauderdale, FL	261	85,000
June 9, 2017	Courtyard by Marriott	Charlotte, NC	181	56,250
June 21, 2017	Courtyard by Marriott	Fort Worth, TX	203	40,000
June 21, 2017	Courtyard by Marriott	Kansas City, MO	123	24,500
June 21, 2017	Courtyard by Marriott	Pittsburgh, PA	182	42,000
June 21, 2017	Hampton Inn & Suites	Baltimore, MD	116	18,000
June 21, 2017	Residence Inn by Marriott	Baltimore, MD	188	38,500
July 13, 2017	AC Hotel by Marriott	Atlanta, GA	255	57,500
			1,790	$421,950	(2)

(1) The net assets acquired totaled $71.0 million due to the purchase at settlement of $0.1 million of net working capital liabilities and capitalized transaction costs of $0.1 million.
(2) The net assets acquired totaled $424.8 million due to the purchase at settlement of $0.6 million of net working capital assets and capitalized transaction costs of $2.2 million.

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Land	$25,083	$63,339
Hotel buildings and improvements	42,676	328,395
Intangible assets	—	16,162
Furniture, fixtures and equipment	3,300	16,294
Other assets	185	1,937
Total assets acquired	71,244	426,127
Less - other liabilities assumed	(242)	(1,354)
Net assets acquired	$71,002	$424,773

All hotel purchases completed in 2018 and 2017 were deemed to be the acquisition of assets. Therefore, acquisition costs related to these transactions have been capitalized as part of the recorded amount of the acquired assets.

The results of operations of acquired hotel properties are included in the Condensed Consolidated Statements of Operations beginning on their respective acquisition dates. The following unaudited pro forma information includes operating results for 77 hotels owned as of September 30, 2018 as if all such hotels had been owned by us since January 1, 2017.  For hotels acquired by us after January 1, 2017 (the "Acquired Hotels"), we have included in the pro forma information the financial results of each of the Acquired Hotels for the period from January 1, 2017 to the date the Acquired Hotels were purchased by us (the "Preacquisition Period"). The financial results for the Pre-Acquisition Period were provided by the third-party owner of such Acquired Hotel prior to purchase by us and such information has not been audited or reviewed by our auditors or adjusted by us. For hotels sold by us between January 1, 2017 and September 30, 2018 (the "Disposed Hotels"), the unaudited pro forma information excludes the financial results, including gains on disposal of assets, of each of the Disposed Hotels for the period of ownership by us from January 1, 2017 through the date that the Disposed Hotels were sold by us. The unaudited pro forma information is included to enable comparison of results for the current reporting period to results for the comparable period of the prior year and is not indicative of what actual results of operations would have been had the hotel acquisitions and dispositions taken place on or before January 1, 2017. The pro forma amounts exclude the gain or loss on the sale of hotel properties during the three and nine months ended September 30, 2017 and 2018, respectively. This information does not purport to be indicative of or represent results of operations for future periods.

The unaudited condensed pro forma financial information for the 77 hotel properties owned at September 30, 2018 for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands, except per share):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$143,609	$140,582	$424,745	$414,604
Income from hotel operations	$53,423	$53,515	$158,869	$158,756
Net income (1)	$14,142	$17,539	$43,113	$64,416
Net income attributable to common stockholders, net of amount allocated to participating securities (1) (2)	$10,280	$13,225	$26,546	$51,317
Basic and diluted net income per share attributable to common stockholders (1) (2)	$0.10	$0.13	$0.26	$0.52

(1)
Pro forma amounts include depreciation expense, property tax expense, interest expense, income tax expense, and other corporate expenses totaling $48.0 million and $43.4 million for the three months ended September 30, 2018 and 2017, respectively, and $145.2 million and $118.5 million for the nine months ended September 30, 2018 and 2017, respectively.

(2)	Pro forma amounts for the nine months ended September 30, 2018 include the effect of the premium on redemption of preferred stock of $3.3 million.

Assets Held for Sale

Assets held for sale at September 30, 2018 and December 31, 2017 included land parcels in Spokane, WA and Flagstaff, AZ. The land in Spokane, WA is under contract for sale and is expected to close in the fourth quarter of 2018.

NOTE 4 - DEBT

At September 30, 2018, our indebtedness was comprised of borrowings under our $450.0 million senior unsecured revolving credit and term loan facility (described below), the 2018 Term Loan (as defined below), the 2017 Term Loan (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. At December 31, 2017, our indebtedness was comprised of borrowings under our $450.0 million senior unsecured credit and term loan facility, the 2017 Term Loan (as defined below), the 2015 Term Loan (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 4.31% at September 30, 2018 and 3.89% at December 31, 2017.

Debt, net of debt issuance costs, is as follows (in thousands):

	September 30, 2018	December 31, 2017
Revolving debt	$65,000	$15,000
Term loans	600,000	515,000
Mortgage loans	308,962	343,109
	973,962	873,109
Unamortized debt issuance costs	(4,816)	(4,873)
Debt, net of debt issuance costs	$969,146	$868,236

We have entered into five interest rate swaps to partially fix the interest rates on a portion of our variable interest rate unsecured indebtedness and term loans. See "Note 5- Derivative Financial Instruments and Hedging" to the Condensed Consolidated Financial Statements for additional information. Our total fixed-rate and variable-rate debt, after considering our interest rate derivative agreements that are currently effective, is as follows (in thousands):

	September 30, 2018	(1)	Percentage	December 31, 2017	Percentage
Fixed-rate debt	$627,833		64%	$386,313	44%
Variable-rate debt	346,129		36%	486,796	56%
	$973,962			$873,109

(1) Excludes the effect of a $125 million interest rate swap agreement that becomes effective December 31, 2018.

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Fixed-rate debt	$277,833	$272,177	$311,313	$310,535	Level 2 - Market approach

At September 30, 2018 and December 31, 2017, we had $350.0 million and $75.0 million, respectively, of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value.  Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to "Note 5 — Derivative Financial Instruments and Hedging."

$450 Million Senior Unsecured Credit and Term Loan Facility

On January 15, 2016, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $450.0 million senior unsecured revolving credit and term loan facility (the “2016 Unsecured Credit Facility”). The 2016 Unsecured Credit Facility is comprised of a $300.0 million revolving credit facility (the “$300 Million Revolver”) and a $150.0 million term loan (the “$150 Million Term Loan”). At September 30, 2018, the maximum amount of borrowing provided by the 2016 Unsecured Credit Facility was $450.0 million, of which we had borrowed $150.0 million under the $150 Million Term Loan and $65.0 million under the $300 Million Revolver and we had $235.0 million available to borrow.

The 2016 Unsecured Credit Facility has an accordion feature which will allow the Company to increase the total commitments by an aggregate of up to $150.0 million.  The $300 Million Revolver will mature on March 31, 2020 and can be extended to March 31, 2021 at the Company’s option, subject to certain conditions. The $150 Million Term Loan will mature on March 31, 2021.

The Company pays interest on revolving credit advances at varying rates based upon, at the Company’s option, either (i) 1-, 2-, 3- or 6-month LIBOR, plus a margin of between 1.50% and 2.25%, depending upon the Company’s leverage ratio (as defined in the 2016 Unsecured Credit Facility agreement), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin of between 0.50% and 1.25%, depending upon the Company’s leverage ratio.  The interest rate at September 30, 2018 was 4.06%.

Financial and Other Covenants. We are required to comply with a series of financial and other covenants to borrow under this credit facility. At September 30, 2018, we were in compliance with all required covenants.

Unencumbered Assets. The 2016 Unsecured Credit Facility is unsecured.  However, borrowings under the 2016 Unsecured Credit Facility are limited by the value of hotel assets that qualify as unencumbered assets. At September 30, 2018, the Company had 47 unencumbered hotel properties (the "Unencumbered Properties") supporting the 2016 Unsecured Credit Facility. In addition, the Company has one other hotel with a total of 150 guestrooms unencumbered by mortgage debt that is available to be used as collateral for future loans.

Unsecured Term Loans

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

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.80% and 2.55%, depending upon our leverage ratio (as defined in the loan documents), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin between 0.80% and 1.55%, depending upon our leverage ratio.  We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at September 30, 2018 was 4.31%.

Financial and Other Covenants.  We are required to comply with a series of financial and other covenants to draw and maintain borrowings under the 2018 Term Loan. At September 30, 2018, we were in compliance with all financial covenants.

Unencumbered Assets.  The 2018 Term Loan is unsecured.  However, borrowings under the term loan are limited by the value of the assets that qualify as unencumbered assets.  At September 30, 2018, the Unencumbered Properties also supported the 2018 Term Loan.

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

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.45% and 2.20%, depending upon our leverage ratio (as defined in the loan documents), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin between 0.45% and 1.20%, depending upon our leverage ratio. We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at September 30, 2018 was 4.01%.

Financial and Other Covenants.  We are required to comply with a series of financial and other covenants to draw and maintain borrowings under the 2017 Term Loan. At September 30, 2018 we were in compliance with all financial covenants.

Unencumbered Assets.  The 2017 Term Loan is unsecured.  However, borrowings under the term loan are limited by the value of the assets that qualify as unencumbered assets.  At September 30, 2018, the Unencumbered Properties also supported the 2017 Term Loan.

2015 Term Loan

On April 7, 2015, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into an unsecured term loan (the “2015 Term Loan”), with an original principal amount of $125.0 million, that was later increased to $140.0 million, upon exercise of an accordion feature.

On February 15, 2018, we repaid the $140.0 million outstanding balance with funds received from the 2018 Term Loan.

Metabank Loan

On June 30, 2017, we entered into a $47.6 million secured, non-recourse loan with MetaBank (the "MetaBank Loan"). As of December 31, 2017, we had drawn the entire $47.6 million balance available under the loan and used the proceeds to pay down the principal balance of our $300 Million Revolver. The MetaBank Loan provides for a fixed interest rate of 4.44% and interest-only payments for 18 months following the closing date. After this 18 month period, the loan is amortized over 25-years through the maturity date of July 1, 2027. The MetaBank Loan is secured by the Residence Inn in Salt Lake City, UT, the Four Points by Sheraton Hotel & Suites in South San Francisco, CA, and the Hyatt Place in Mesa, AZ.

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

At September 30, 2018, we had $909.0 million in secured mortgage loans and unsecured term loans outstanding (including the 2018 Term Loan, the 2017 Term Loan, and the $150 Million Term Loan).  Term loans totaling $309.0 million, including the Metabank Loan, are secured primarily by first mortgage liens on certain hotel properties.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at September 30, 2018 and December 31, 2017 is as follows (dollars in thousands):

			Notional Amount				Fair Value
Contract date	Effective Date	Expiration Date	September 30, 2018		December 31, 2017		September 30, 2018	December 31, 2017
September 5, 2013	January 2, 2014	October 1, 2018	$75,000	(1)	$75,000	(1)	$—	$(190)
October 2, 2017	January 29, 2018	January 31, 2023	100,000	(2)	100,000		3,707	722
October 2, 2017	January 29, 2018	January 31, 2023	100,000	(2)	100,000		3,779	787
June 11, 2018	September 28, 2018	September 30, 2024	75,000	(3)	—		180	—
June 11, 2018	December 31, 2018	December 31, 2025	125,000	(4)	—		254	—
			$475,000		$275,000		$7,920	$1,319

(1)	Interest rate swap is related to a portion of our 2016 Unsecured Credit Facility and converts LIBOR from a floating rate to an average annual fixed rate of 2.04%.

(2)	Interest rate swap partially fixes the interest rate on a portion of our variable interest rate unsecured indebtedness and converts LIBOR from a floating rate to an average annual fixed rate of 1.98%.

(3)	Interest rate swap partially fixes the interest rate on a portion of our variable interest rate unsecured indebtedness and converts LIBOR from a floating rate to an average annual fixed rate of 2.87%.

(4)	Interest rate swap partially fixes the interest rate on a portion of our variable interest rate unsecured indebtedness and converts LIBOR from a floating rate to an average annual fixed rate of 2.93%.

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At September 30, 2018, all of our interest rate swaps were in an asset position. At December 31, 2017, two of our interest rate swaps were in an asset position and one was in a liability position. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Other comprehensive income and are reclassified to Interest expense in our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings. In the next twelve months, we estimate that $0.9 million will be reclassified from Other comprehensive income and recorded as a reduction to Interest expense.

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Gain recognized in Other comprehensive income on derivative financial instruments	$2,555	$2	$6,401	$92
Gain (loss) reclassified from Other comprehensive income to Interest expense	$60	$(155)	$(200)	$(588)

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

On May 9, 2017, the Company and the Operating Partnership entered into an underwriting agreement relating to the issuance and sale of 9,000,000 shares of the Company’s common stock, $0.01 par value per share, at a public offering price of $16.50 per share, less an underwriting discount of $0.66 per share. Pursuant to the terms of the underwriting agreement, the Company granted the underwriters a 30-day option to purchase up to an additional 1,350,000 shares of common stock on the same terms, which the underwriters exercised in full on May 10, 2017. The closing of the offering occurred on May 15, 2017 for net proceeds of $163.8 million, after the underwriting discount and offering-related expenses of $7.0 million.

On May 25, 2017, the Company filed a prospectus supplement to sell up to $200.0 million in common shares under a new “at the market” offering program (the “2017 ATM program”). At the same time, the Company terminated its prior ATM program. To date, we have not sold any shares of our common stock under the 2017 ATM Program.

Changes in common stock during the nine months ended September 30, 2018 and 2017 were as follows:

	For the Nine Months Ended September 30,
	2018	2017
Beginning common shares outstanding	104,287,128	93,525,469
Stock offering	—	10,350,000
Grants under the Equity Plan	583,738	366,679
Common Unit redemptions	25,839	52,808
Annual grants to independent directors	34,130	28,426
Common stock issued for director fees	3,543	3,553
Forfeitures	(818)	(1,237)
Shares retained for employee tax withholding requirements	(187,850)	(59,111)
Ending common shares outstanding	104,745,710	104,266,587

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

On March 20, 2018, the Company paid $85.3 million to redeem all 3,400,000 of its outstanding 7.125% Series C Cumulative Redeemable Preferred Stock at a redemption price of $25 per share plus accrued and unpaid dividends.

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

Non-controlling Interests in Operating Partnership

Pursuant to the limited partnership agreement of our Operating Partnership, the unaffiliated third parties who hold common units of limited partnership interest ("Common Units") in our Operating Partnership have the right to cause us to redeem their Common Units in exchange for cash based upon the fair value of an equivalent number of our shares of common stock at the time of redemption; however, the Company has the option to redeem Common Units with shares of our common stock on a one-for-one basis. The number of shares of our common stock issuable upon redemption of Common Units may be adjusted upon the occurrence of certain events such as share dividend payments, share subdivisions or combinations.

 At September 30, 2018 and December 31, 2017, unaffiliated third parties owned 297,552 and 323,391 Common Units of the Operating Partnership, respectively, representing less than a 1% limited partnership interest in the Operating Partnership for each period.

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

NOTE 7 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at September 30, 2018 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$7,920	$—	$7,920
Purchase options related to real estate loans	—	—	6,120	6,120

	Fair Value Measurements at December 31, 2017 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$1,509	$—	$1,509
Purchase options related to real estate loans	—	—	6,078	6,078
Liabilities:
Interest rate swaps	—	190	—	190

We are a mezzanine lender on three construction loans to fund up to an aggregate of $29.6 million for the development of three hotel properties. The three real estate loans closed in the fourth quarter of 2017 and each has a stated interest rate of 8% and an initial term of approximately three years.  As of September 30, 2018, we have funded the full amount of $29.6 million. We have separate options related to each loan (each the "Initial Option") to purchase a 90% interest in each joint venture that owns the respective hotel upon completion of construction. We also have the right to purchase the remaining interests in each joint venture at future dates, generally five years after we exercise our Initial Option. We have recorded the aggregate estimated fair values of the Initial Options totaling $6.1 million in Other assets and as a discount to the related real estate loans. The discount will be amortized as a component of interest income over the term of the real estate loans using the straight-line method, which approximates the interest method. We recorded amortization of the discount of $0.5 million during the three months ended September 30, 2018 and $1.5 million during the nine months ended September 30, 2018.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Restricted Cash

The Company maintains reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at some of our hotel properties in accordance with management, franchise or mortgage loan agreements. These agreements generally require us to reserve cash ranging from 3% to 5% of the revenues of the individual hotel in restricted cash escrow accounts. Any unused restricted cash balances revert to us upon the termination of the underlying agreement or may be released to us from the restricted cash escrow accounts upon proof of expenditures and approval from the lender or other party requiring the restricted cash reserves. At September 30, 2018 and December 31, 2017, approximately $31.6 million and $29.5 million, respectively, was available in restricted cash reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at our hotel properties.

Ground Leases

At September 30, 2018 and December 31, 2017, we had two prepaid ground leases for two hotel properties in Portland, OR which expire in June 2084. These ground leases had prepaid balances of approximately $3.2 million at both September 30, 2018 and December 31, 2017.  We have one option to extend these leases for an additional 14 years. We lease land for one hotel property in Houston (Galleria Area), TX under the terms of an operating ground lease agreement with an initial termination date of April 20, 2053 and one option to extend for an additional 10 years.  We lease land for one hotel property in Austin, TX with an initial lease termination date of May 31, 2050.  We lease land for one hotel property in Baltimore (Hunt Valley), MD with a lease termination date of December 31, 2019 and twelve remaining options to extend for five additional years per extension. At December 31, 2017, we had an additional ground lease for one hotel property in Duluth, GA. The hotel property was sold on June 29, 2018 and the ground lease was transferred to the buyer. See "Note 3 - Investment in Hotel Properties, net" to the Condensed Consolidated Financial Statements for additional information.

Total rent expense for ground leases for each of the three months ended September 30, 2018 and 2017 was $0.4 million. Total rent expense for ground leases for each of the nine months ended September 30, 2018 and 2017 was $1.3 million.

In addition, we lease land for one hotel property in Garden City, NY under a PILOT (payment in lieu of taxes) lease. We pay a reduced amount of property tax each year of the lease as rent. The lease expires on December 31, 2019. Upon expiration of the lease, we expect to exercise our right to acquire a fee simple interest in the hotel for nominal consideration.

Franchise Agreements

During the three months ended September 30, 2018 and 2017, we expensed fees related to our franchise agreements of $11.7 million and $11.4 million, respectively.  During the nine months ended September 30, 2018 and 2017, we expensed fees related to our franchise agreements of $36.2 million and $30.8 million, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various professional third-party management companies. We pay base management fees that are a percentage of gross room revenues and incentive management fees based on achievement of certain financial targets pursuant to contracts that generally have remaining terms of less than five years.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business. There are currently no pending legal actions that we believe would have a material effect on our financial position or results of operations.

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

The Company's former Chief Financial Officer retired on March 31, 2018. In connection with his retirement, the Company recorded $1.0 million of additional stock-based compensation expense during the nine months ended September 30, 2018 related to the modification of certain stock award agreements.

Stock Options Granted Under our Equity Plan

As of September 30, 2018, we had 235,000 outstanding and exercisable stock options with a weighted average exercise price of $9.75 per share, weighted average contractual term of 2.4 years and an aggregate intrinsic value of $0.9 million.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock award activity under our Equity Plan for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2017	391,477	$13.52	$5,962
Granted	185,930	13.15
Vested	(205,619)	13.41
Forfeited	(818)	12.84
Non-vested at September 30, 2018	370,970	$13.40	$5,019

The awards granted to our non-executive employees generally vest over a four-year period based on continuous service (20% on the first, second and third anniversary of the grant date and 40% on the fourth anniversary of the grant date).

The awards granted to our executive officers generally vest over a three-year period based on continuous service (25% on the first and second anniversary of the grant date and 50% on the third anniversary of the grant date) or in certain circumstances upon a change in control.

The holders of these awards have the right to vote the related shares of common stock and receive all dividends declared and paid whether or not vested. The fair value of time-based restricted stock awards granted is calculated based on the market value of our common stock on the date of grant.

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under the Equity Plan for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2017	619,429	$16.16	$9,434
Granted	397,808	15.69
Vested	(309,010)	18.78
Non-vested at September 30, 2018	708,227	$14.75	$9,582

(1) The amounts included in this column represent the expected future value of the performance-based restricted stock awards calculated using the Monte Carlo simulation valuation model.

Our performance-based restricted stock awards are market-based awards and are accounted for based on the fair value of our common stock on the grant date. The fair value of the performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model. These awards generally vest over a three-year period based on our percentile ranking within the SNL U.S. REIT Hotel Index at the end of the period or upon a change in control. The awards require continued service during the measurement period and are subject to the other conditions described in the Equity Plan or award document.

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

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Time-based restricted stock	$518	$541	$1,870	$1,607
Performance-based restricted stock	784	849	2,943	2,333
Director stock	17	99	554	543
	$1,319	$1,489	$5,367	$4,483

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $7.9 million at September 30, 2018 and will be recorded as follows (in thousands):

	Total	2018	2019	2020	2021	2022
Time-based restricted stock	$3,310	$518	$1,617	$957	$205	$13
Performance-based restricted stock	4,577	784	2,320	1,287	186	—
	$7,887	$1,302	$3,937	$2,244	$391	$13

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

The reduced 21% federal income tax rate applicable to corporations will apply to taxable earnings reported for the full 2018 fiscal year. Accordingly, the Company remeasured its net deferred tax assets as a result of the TCJA at December 31, 2017 using the lower federal tax rate that will apply when these amounts are expected to reverse. At September 30, 2018, we have completed our accounting for all the enactment-date income tax effects of the act under ASC 740, Income Taxes. No subsequent adjustments have been necessary.

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

We recorded an income tax benefit of $0.5 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively. We recorded an income tax benefit of $0.1 million for the nine months ended September 30, 2018 and an income tax expense related to net income from continuing operations of $0.6 million for the nine months ended September 30, 2017. The Company had deferred tax assets of $2.4 million and $1.6 million at September 30, 2018 and December 31, 2017, respectively.

We had no unrecognized tax benefits at September 30, 2018. We expect no significant changes in unrecognized tax benefits within the next year.

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

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$38,001	$22,445	$85,369	$89,734
Less: Preferred dividends	(3,710)	(4,200)	(12,962)	(12,600)
Premium on redemption of preferred stock	—	—	(3,277)	—
Allocation to participating securities	(122)	(69)	(249)	(305)
Attributable to non-controlling interest	(100)	(55)	(204)	(289)
Net income attributable to common stockholders, net of amount allocated to participating securities	$34,069	$18,121	$68,677	$76,540
Denominator:
Weighted average common shares outstanding - basic	103,666	103,253	103,603	98,105
Dilutive effect of equity-based compensation awards	155	379	265	366
Weighted average common shares outstanding - diluted	103,821	103,632	103,868	98,471
Earnings per share:
Basic	$0.33	$0.18	$0.66	$0.78
Diluted	$0.33	$0.17	$0.66	$0.78

All outstanding stock options were included in the computation of diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 due to their dilutive effect. The Common Units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income would also be added to derive net income attributable to common stockholders. We had unvested performance-based restricted stock awards of 453,664 shares for the three and nine months ended September 30, 2018 and 464,924 shares for the three and nine months ended September 30, 2017, which were excluded from the denominator of the diluted earnings per share as the awards had not achieved the requisite performance conditions for vesting at each period end.

NOTE 12 - SUBSEQUENT EVENTS

Dividends

On October 26, 2018, our Board of Directors declared cash dividends of $0.18 per share of common stock, $0.403125 per share of 6.45% Series D Cumulative Redeemable Preferred Stock, and $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock. These dividends are payable November 30, 2018 to stockholders of record on November 16, 2018.

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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning primarily premium-branded, select-service hotels. At September 30, 2018, our portfolio consisted of 77 hotels with a total of 11,659 guestrooms located in 26 states. We own our hotels in fee simple, except for six hotels, five of which are subject to ground leases and one of which is subject to a PILOT (payment in lieu of taxes) lease. Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

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

Management Company	Number of Properties	Number of Guestrooms
Interstate Management Company, LLC and its affiliate Noble Management Group, LLC	33	4,734
OTO Development, LLC	13	1,797
Select Hotels Group, LLC, an affiliate of Hyatt	9	1,322
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	7	1,176
Stonebridge Realty Advisors, Inc.	5	755
White Lodging Services Corporation	4	791
American Liberty Hospitality, Inc.	2	372
Aimbridge Hospitality	2	199
Fillmore Hospitality	1	261
Intercontinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Total	77	11,659

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

Our revenues are derived from hotel operations and consist of room revenue, food and beverage revenue and other hotel operations revenue. Revenues from our other hotel operations consist of ancillary revenues related to meeting rooms and other customer services provided at certain of our hotel properties.

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

According to the PricewaterhouseCoopers, LLP industry report, "Hospitality Directions: August 2018," RevPAR growth in the U.S. for Upscale hotels (the Smith Travel Research segment in which the majority of our hotel properties are included) is forecasted to be 2.4% for 2018. We continue to have a positive outlook on national macroeconomic conditions and their potential effects on RevPAR growth. We are encouraged by the relative strength of leisure demand and some of the more recent positive indicators suggesting improved business travel conditions. However, the industry and the Upscale chain scale in particular, experienced a deceleration in RevPAR growth in 2017, based in part on slower corporate demand growth and accelerating supply growth. These trends have continued throughout 2018 as room starts have increased and industry demand growth has moderated.

Our Hotel Property Portfolio

At September 30, 2018, our portfolio consisted of 77 hotels with a total of 11,659 guestrooms. According to current chain scales as defined by STR, Inc., two of our hotel properties with 280 guestrooms are categorized as Upper-upscale hotels, 61 of our hotel properties with 9,480 guestrooms are categorized as Upscale hotels and 14 of our hotel properties with 1,899 guestrooms are categorized as Upper-midscale hotels. Information about our hotel properties as of September 30, 2018 is as follows:

Franchise/Brand	Number of Hotel Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	15	2,760
Residence Inn by Marriott	10	1,445
SpringHill Suites by Marriott	6	874
AC Hotel by Marriott	1	255
Fairfield Inn & Suites by Marriott	1	140
Four Points by Sheraton	1	101
Marriott	1	165
Total Marriott	35	5,740
Hilton
Hampton Inn & Suites	7	1,044
Hilton Garden Inn	7	962
Hampton Inn	2	240
Homewood Suites	2	251
DoubleTree by Hilton	1	210
Total Hilton	19	2,707
Hyatt
Hyatt Place	14	2,035
Hyatt House	3	466
Total Hyatt	17	2,501
IHG
Holiday Inn Express & Suites	2	345
Holiday Inn Express	1	66
Hotel Indigo	1	115
Staybridge Suites	1	121
Total IHG	5	647
Carlson
Country Inn & Suites by Carlson	1	64
Total	77	11,659

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

Asset Sales

On September 28, 2018, we sold the Hyatt Place in Fort Myers, FL and adjacent land for $16.5 million. The sale of this property resulted in the realization of a net gain of $2.2 million during the three and nine months ended September 30, 2018.

On July 24, 2018, we completed the sale of three hotel properties, the Hilton Garden Inn - Smyrna, TN, the Hampton Inn & Suites - Smyrna, TN, and the Hyatt Place Phoenix North - Phoenix, AZ, for an aggregate sales price of $46.5 million. The sales of these three properties resulted in the realization of an aggregate net gain of $23.0 million during the three and nine months ended September 30, 2018. The proceeds from these sales were used to complete a 1031 Exchange, which resulted in the deferral of taxable gains of $22.2 million.

On June 29, 2018, we sold the Holiday Inn Express & Suites in Sandy, UT and the Hampton Inn in Provo, UT for an aggregate selling price of $19.0 million. On June 29, 2018, we also sold the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA for an aggregate selling price of $24.9 million. The sales of these four properties resulted in the realization of an aggregate net gain of $17.4 million during the nine months ended September 30, 2018. We provided seller financing of $3.6 million, on the sale of the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA under two three-and-a-half-year second mortgage notes with a blended interest rate of 7.38%.

See “Note 3 - Investment in Hotel Properties, net” to the Condensed Consolidated Financial Statements for additional information concerning our asset acquisitions, development and dispositions.

Hotel Property Acquisitions

On September 12, 2018, the Company completed the acquisition of the 150-guestroom Residence Inn by Marriott Boston Watertown for a purchase price of $71.0 million. The acquisition was funded by advances on our $300 Million Revolver, cash generated from the sale of properties, and operating cash flows.

Recently Developed Properties

We completed the development and commenced operations of the new 168-guestroom Hyatt House Across From Orlando Universal Resort™ on June 27, 2018. The total construction cost for this hotel was $32.7 million, excluding land that we acquired in a prior-year transaction. The carrying amount for this hotel includes internal capitalized costs of $1.6 million. Total costs of $37.1 million, including the carrying amount of the land, were reclassified as Investment in hotel properties, net upon completion of construction during the nine months ended September 30, 2018.

Results of Operations

The comparisons that follow should be reviewed in conjunction with the unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2018 with the Three Months Ended September 30, 2017

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the three months ended September 30, 2018 compared with the three months ended September 30, 2017 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned or leased as of September 30, 2018 and that we have owned or leased at all times since January 1, 2017.

	For the Three Months Ended September 30,				Quarter-over-Quarter		Quarter-over-Quarter
	2018		2017		Dollar Change		Percentage/Basis Point Change
	Total Portfolio (77 hotels)	Same-Store Portfolio (61 hotels)	Total Portfolio (79 hotels)	Same-Store Portfolio (61 hotels)	Total Portfolio (77/79 hotels)	Same-Store Portfolio (61 hotels)	Total Portfolio (77/79 hotels)		Same-Store Portfolio (61 hotels)
Revenues:
Room	$131,429	$100,311	$127,246	$100,572	$4,183	$(261)	3.3%		(0.3)%
Food and beverage	5,817	4,063	5,465	4,037	352	26	6.4%		0.6%
Other	5,094	3,276	3,876	2,868	1,218	408	31.4%		14.2%
Total	$142,340	$107,650	$136,587	$107,477	$5,753	$173	4.2%		0.2%

Expenses:
Room	$30,854	$23,854	$28,976	$23,080	$1,878	$774	6.5%		3.4%
Food and beverage	4,684	3,254	4,444	3,216	240	38	5.4%		1.2%
Other hotel operating expenses	40,437	29,992	38,284	29,316	2,153	676	5.6%		2.3%
Total	$75,975	$57,100	$71,704	$55,612	$4,271	$1,488	6.0%		2.7%

Operational Statistics:
Occupancy	79.1%	79.3%	80.5%	81.4%	n/a	n/a	(141)	bps	(209)	bps
ADR	$153.55	$154.56	$147.84	$151.11	$5.71	$3.45	3.9%		2.3%
RevPAR	$121.44	$122.54	$119.02	$122.97	$2.42	$(0.43)	2.0%		(0.3)%

Revenue. The $5.8 million increase in total portfolio revenues for the three months ended September 30, 2018 compared to the same period of 2017 is the result of incremental revenues of $12.5 million generated as a result of the acquisition of fourteen hotels in 2017 and two hotels in 2018 (the “2017/2018 Acquisitions”) and an increase in same-store revenues of $0.2 million, partially offset by a decline in revenues of $6.9 million related to properties sold after June 30, 2017.

The 2.0% increase in RevPAR for the total portfolio for the three months ended September 30, 2018 compared to the same period of 2017 is the result of the purchase of higher RevPAR hotel properties with the 2017/2018 Acquisitions, which produced an aggregate RevPAR of $123.14 for the three months ended September 30, 2018, and the sale of lower RevPAR hotels since September 30, 2017, which produced an aggregate RevPAR of $87.02 for the three months ended September 30, 2017.

Expenses. The $4.3 million increase in total portfolio expenses for the three months ended September 30, 2018 compared to the same period of 2017 is the result of incremental expenses of $6.5 million due to the 2017/2018 Acquisitions and an increase in same-store expenses of $1.5 million, partially offset by a decline in expenses of $3.7 million related to properties sold after June 30, 2017. The increase in total portfolio and same-store expenses for the three months ended September 30, 2018 compared to the same period of 2017 were primarily driven by increased labor costs and sales and marketing expenses, such as travel agent commissions. We anticipate that labor costs are likely to continue to grow particularly in certain markets with more supply growth or lower unemployment rates.

Depreciation and amortization. Depreciation and amortization expenses increased $1.3 million, or 5.7%, in the three months ended September 30, 2018, primarily due to incremental depreciation expense associated with the 2017/2018 Acquisitions.

Corporate, general and administrative. Corporate general and administrative expenses increased by $0.3 million, or 6.6%, during the three months ended September 30, 2018 compared with the three months ended September 30, 2017, primarily due to changes in incentive compensation costs.

Gain on disposal of assets, net. Gain on disposal of assets, net increased $17.1 million for the three months ended September 30, 2018 compared to the same period of 2017 due to the sale of four hotels during the three months ended September 30, 2018 for a net gain of $25.2 million compared to the sale of three hotels during the three months ended September 30, 2017 for a net gain of $8.1 million.

Other income, net. Other income, net increased by $1.4 million during the three months ended September 30, 2018 compared with the three months ended September 30, 2017 primarily due to an increase in Investment in real estate loans, net that resulted in additional interest income during the three months ended September 30, 2018 of approximately $1.1 million.

Comparison of the Nine Months Ended September 30, 2018 with the Nine Months Ended September 30, 2017

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned or leased as of September 30, 2018 and that we have owned or leased at all times since January 1, 2017.

	For the Nine Months Ended September 30,				Period-over-Period		Period-over-Period
	2018		2017		Dollar Change		Percentage/Basis Point Change
	Total Portfolio (77 hotels)	Same-Store Portfolio (61 hotels)	Total Portfolio (79 hotels)	Same-Store Portfolio (61 hotels)	Total Portfolio (77/79 hotels)	Same-Store Portfolio (61 hotels)	Total Portfolio (77/79 hotels)		Same-Store Portfolio (61 hotels)
Revenues:
Room	$401,651	$297,233	$358,110	$296,566	$43,541	$667	12.2%		0.2%
Food and beverage	18,663	12,708	15,718	12,694	2,945	14	18.7%		0.1%
Other	14,447	9,300	9,804	8,245	4,643	1,055	47.4%		12.8%
Total	$434,761	$319,241	$383,632	$317,505	$51,129	$1,736	13.3%		0.5%

Expenses:
Room	$90,972	$68,797	$80,435	$66,346	$10,537	$2,451	13.1%		3.7%
Food and beverage	14,790	9,916	12,277	9,695	2,513	221	20.5%		2.3%
Other hotel operating expenses	121,473	87,864	106,721	86,229	14,752	1,635	13.8%		1.9%
Total	$227,235	$166,577	$199,433	$162,270	$27,802	$4,307	13.9%		2.7%

Operational Statistics:
Occupancy	79.0%	79.0%	79.9%	80.2%	n/a	n/a	(98)	bps	(120)	bps
ADR	$154.22	$154.99	$147.03	$152.43	$7.19	$2.56	4.9%		1.7%
RevPAR	$121.77	$122.40	$117.53	$122.20	$4.24	$0.20	3.6%		0.2%

Revenue. The $51.1 million increase in total portfolio revenues for the nine months ended September 30, 2018 compared to the same period of 2017 is the result of incremental revenues of $69.4 million generated as a result of the 2017/2018 Acquisitions and an increase in same-store revenues of $1.7 million, partially offset by a decline in revenues of $20.0 million related to properties sold after December 31, 2016.

The 3.6% increase in RevPAR for the total portfolio for the nine months ended September 30, 2018 compared to the same period of 2017 is the result of an increase in same-store RevPAR of 0.2%, the purchase of higher RevPAR hotel properties with the 2017/2018 Acquisitions, which produced an aggregate RevPAR of $127.79 for the nine months ended September 30, 2018, and the sale of lower RevPAR hotels since September 30, 2017, which produced an aggregate RevPAR of $92.22 for the nine months ended September 30, 2017.

Expenses. The $27.8 million increase in total portfolio expenses for the nine months ended September 30, 2018 compared to the same period of 2017 is the result of incremental expenses of $35.2 million due to the 2017/2018 Acquisitions and an increase in same-store expenses of $4.3 million, partially offset by a decline in expenses of $11.7 million related to properties sold after December 31, 2016. The increase in total portfolio and same-store expenses for the nine months ended

September 30, 2018 compared to the same period of 2017 were primarily driven by increased labor costs and sales and marketing expenses, such as travel agent commissions. We anticipate that labor costs are likely to continue to grow particularly in certain markets with more supply growth or lower unemployment rates.

Property taxes, insurance and other. The increase in property taxes, insurance and other of $4.9 million for the nine months ended September 30, 2018 compared to the same period of 2017 is primarily due to an increase in property taxes related to the 2017/2018 Acquisitions.

Management fees. The increase in management fees of $1.0 million for the nine months ended September 30, 2018 compared to the same period of 2017 is primarily due to the increase in revenue from the 2017/2018 Acquisitions.

Depreciation and amortization. Depreciation and amortization expenses increased $13.1 million, or 21.1%, in the nine months ended September 30, 2018, primarily due to incremental depreciation expense associated with the 2017/2018 Acquisitions.

Corporate, general and administrative. Corporate general and administrative expenses increased by $2.1 million, or 13.9%, during the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017, primarily due to increases in stock-based compensation and incentive compensation costs. The increase in stock-based compensation expense related primarily to the modification of grants to our former Chief Financial Officer who retired on March 31, 2018.

Gain on disposal of assets, net. Gain on disposal of assets, net decreased $1.4 million for the nine months ended September 30, 2018 compared to the same period of 2017 primarily due to the sale of eight hotels during the nine months ended September 30, 2018 for a net gain of $42.6 million compared to the sale of twelve hotels during the nine months ended September 30, 2017 for a net gain of $44.3 million, including the recognition of the remaining $15.0 million of deferred gain during the nine months ended September 30, 2017 related to the repayment of the HIT Loan.

Other income, net. Other income, net increased by $2.7 million during the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017. In April 2018, we reached a settlement agreement related to a third-party-caused industrial disaster that occurred in a prior period and affected several of our coastal properties. As a result, we received a net recovery of $2.0 million during the nine months ended September 30, 2018 that we recorded as Other income. We also had an increase in Investment in real estate loans, net that resulted in additional interest income during the nine months ended September 30, 2018 of approximately $0.8 million.

Non-GAAP Financial Measures

We disclose certain “non-GAAP financial measures,” which are measures of our historical financial performance. Non-GAAP financial measures are financial measures not prescribed by Generally Accepted Accounting Principles ("GAAP"). These measures are as follows: (i) Funds From Operations (“FFO”) and Adjusted Funds from Operations ("AFFO"), (ii) Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"), Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate ("EBITDAre") and Adjusted EBITDAre (as described below). We caution investors that amounts presented in accordance with our definitions of non-GAAP financial measures may not be comparable to similar measures disclosed by other companies, since not all companies calculate these non-GAAP financial measures in the same manner. Our non-GAAP financial measures should be considered along with, but not as alternatives to, net income (loss) as a measure of our operating performance. Our non-GAAP financial measures may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, debt service obligations and other commitments and uncertainties. Although we believe that our non-GAAP financial measures can enhance the understanding of our financial condition and results of operations, these non-GAAP financial measures are not necessarily better indicators of any trend as compared to a comparable measure prescribed by GAAP such as net income (loss).

FFO and AFFO

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

The following is a reconciliation of our GAAP net income to FFO and AFFO for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share/unit amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$38,001	$22,445	$85,369	$89,734
Preferred dividends	(3,710)	(4,200)	(12,962)	(12,600)
Premium on redemption of preferred stock	—	—	(3,277)	—
Net income applicable to common shares and common units	34,291	18,245	69,130	77,134
Real estate-related depreciation	24,828	23,484	74,786	61,766
Amortization of lease-related intangible assets, net	255	—	617	—
Gain on disposal of assets, net	(24,826)	(7,725)	(42,114)	(43,531)
FFO applicable to common shares and common units	34,548	34,004	102,419	95,369
Amortization of deferred financing costs	497	539	1,495	1,553
Amortization of franchise fees	113	110	355	286
Equity-based compensation	1,319	1,489	5,367	4,483
Hotel property acquisition costs	—	—	—	354
Debt transaction costs	48	23	265	180
Premium on redemption of preferred stock	—	—	3,277	—
Non-cash interest income	(517)	—	(1,528)	—
Casualty losses (recoveries), net	118	488	(1,950)	387
AFFO applicable to common shares and common units	$36,126	$36,653	$109,700	$102,612
Weighted average diluted common shares/common units (1)	104,230	104,149	104,343	99,062
FFO per common share/common unit	$0.33	$0.33	$0.98	$0.96
AFFO per common share/common unit	$0.35	$0.35	$1.05	$1.04

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

Nareit recommended that companies report EBITDAre in all financial reports for periods beginning after December 31, 2017. We have adopted Nareit’s presentation of EBITDAre for this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018.

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

The following is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$38,001	$22,445	$85,369	$89,734
Depreciation and amortization	24,941	23,594	75,141	62,052
Amortization of lease-related intangible assets, net	255	—	617	—
Interest expense	10,848	7,768	30,579	21,486
Interest income	(92)	(20)	(161)	(89)
Income tax (benefit) expense	(532)	(231)	(120)	613
EBITDA	73,421	53,556	191,425	173,796
Gain on disposal of assets, net	(24,826)	(7,725)	(42,114)	(43,531)
EBITDAre	48,595	45,831	149,311	130,265
Equity-based compensation	1,319	1,489	5,367	4,483
Hotel property acquisition costs	—	—	—	354
Debt transaction costs	48	23	265	180
Non-cash interest income	(517)	—	(1,528)	—
Casualty losses (recoveries), net	118	488	(1,950)	387
Adjusted EBITDAre	$49,563	$47,831	$151,465	$135,669

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

We are a mezzanine lender on three construction loans to fund up to an aggregate of $29.6 million for the development of three hotel properties. The three real estate loans closed in the fourth quarter of 2017 and each has a stated interest rate of 8.0% and an initial term of approximately three years.  As of September 30, 2018, we have funded the full amount of $29.6 million.

Outstanding Indebtedness

At October 22, 2018, we had borrowed $195.0 million on our 2016 Unsecured Credit Facility, which included borrowings of $150.0 million on our $150 Million Term Loan and $45.0 million on our $300 Million Revolver. Additionally, we had $225.0 million outstanding on our 2017 Term Loan and $225.0 million outstanding on our 2018 Term Loan. Each of the credit facilities were supported by the 47 hotel properties included in the credit facility borrowing base.  In addition, we have one other hotel with a total of 150 guestrooms unencumbered by mortgage debt that is available to be used as collateral for future loans.

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

At September 30, 2018, we have scheduled debt principal amortization payments during the next 12 months totaling $6.2 million and debt maturities during the next 12 months totaling $106.3 million. Although we believe that we will have the capacity to satisfy these debt maturities and pay these scheduled principal debt payments or that we will be able to fund them using draws under our $300 Million Revolver, there can be no assurances that our credit facility will be available to repay such amortizing debt as draws under our credit facility are subject to meeting certain financial covenants. At September 30, 2018, we were in compliance with all of our covenants under the 2016 Unsecured Credit Facility.

On April 2, 2018, we repaid four mortgage loans with Western Alliance Bank totaling $23.9 million. There were no prepayment penalties associated with the repayment of these loans.

We intend to secure or assume term loan financing or use our $300 Million Revolver, together with other sources of financing, for use in debt repayments, funding future acquisitions, hotel development costs, and capital improvements. We may not succeed in obtaining new financing on favorable terms, or at all, and we cannot predict the size or terms of future financings. Our failure to obtain new financing could adversely affect our ability to grow our business.

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

See "Note 4 - Debt" to the Condensed Consolidated Financial Statements for additional information concerning our financial arrangements.

A summary of our gross debt at September 30, 2018 is as follows (dollars in thousands):

Lender	Interest Rate		Amortization Period (Years)	Maturity Date	Number of Encumbered Properties		Principal Amount Outstanding
$450 Million Senior Unsecured Credit Facility
Deutsche Bank AG New York Branch, as Administrative Agent
$300 Million Revolver	4.06% Variable		n/a	March 31, 2020	n/a		$65,000
$150 Million Term Loan	4.01% Variable	(1)	n/a	March 31, 2021	n/a		150,000
Total Senior Unsecured Credit Facility							215,000

Unsecured Term Loans
KeyBank National Association, as Administrative Agent
Term Loan	4.01% Variable		n/a	November 25, 2022	n/a		225,000
KeyBank National Association, as Administrative Agent
Term Loan	4.31% Variable		n/a	February, 14, 2025	n/a		225,000

Secured Mortgage Indebtedness
Voya (formerly ING Life Insurance and Annuity)	5.18% Fixed		20	March 1, 2019	2	(2)	38,985
	5.18% Fixed		20	March 1, 2019	3	(2)	31,253
	5.18% Fixed		20	March 1, 2019	2	(2)	22,535
	5.18% Fixed		20	March 1, 2019	1	(2)	15,270
MetaBank	4.44% Fixed		25	July 1, 2027	3		47,640
KeyBank National Association	4.46% Fixed		30	February 1, 2023	4		26,503
	4.52% Fixed		30	April 1, 2023	3		20,555
	4.30% Fixed		30	April 1, 2023	4		19,888
	4.95% Fixed		30	August 1, 2023	2		35,586
Bank of the Cascades	4.26% Variable		25	December 19, 2024	1	(3)	8,823
	4.30% Fixed		25	December 19, 2024	—	(3)	8,823
Compass Bank	4.66% Variable		25	May 6, 2020	3		22,306
U.S. Bank, NA	6.13% Fixed		25	November 11, 2021	1		10,795
Total Mortgage Loans							308,962
Total Debt					29		$973,962

(1)	Our interest rate swap fixed a portion of the interest rate on this loan. See "Note 5 - Derivative Financial Instruments and Hedging" to the Condensed Consolidated Financial Statements.

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

The Company's former Chief Financial Officer retired on March 31, 2018. In connection with his retirement, the Company recorded $1.0 million of additional stock-based compensation expense during the nine months ended September 30, 2018 related to the modification of certain stock award agreements.

Capital Expenditures

During the nine months ended September 30, 2018, we funded $49.5 million in capital expenditures.  We anticipate spending an estimated $10.0 million to $15.0 million on capital expenditures in the remainder of 2018. We expect to fund these expenditures through a combination of cash provided by operations, working capital, borrowings under our $300 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flows

	For the Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Net cash provided by operating activities	$128,960	$116,566	$12,394
Net cash used in investing activities	(44,391)	(312,539)	268,148
Net cash (used in) provided by financing activities	(58,476)	217,782	(276,258)
Net change in cash, cash equivalents and restricted cash	$26,093	$21,809	$4,284

The increase in net cash provided by operating activities of $12.4 million for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 primarily resulted from an increase in net income, after adjusting for non-cash items, of $9.5 million and changes in net working capital of $2.9 million due to timing.

The decrease in net cash used in investing activities of $268.1 million for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 is primarily due to a reduction in acquisitions of hotel properties of $353.7 million and a reduction in hotel development costs of $3.7 million, partially offset by a decrease in receipts of principal payments on real estate loans of $32.5 million, a decrease in proceeds from asset dispositions of $17.3 million, an increase in the funding of real estate loans of $15.2 million and an increase in capital expenditures of $24.3 million.

The decrease in net cash from financing activities of $276.3 million for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 is primarily due to the redemption of preferred shares of $85.0 million during the nine months ended September 30, 2018, proceeds from common stock offerings of $163.6 million during the nine months ended September 30, 2017, a decrease in net borrowings of $19.1 million and an increase in dividends of $6.6 million.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at September 30, 2018 (in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Debt obligations (1)	$973,962	$112,483	$255,439	$224,071	$381,969
Currently projected interest (2)	191,511	39,724	70,610	48,336	32,841
Operating lease obligations (3)	86,337	1,810	3,761	3,067	77,699
Purchase obligations (4)	17,575	17,575	—	—	—
Total	$1,269,385	$171,592	$329,810	$275,474	$492,509

(1)	Amounts shown include amortization of principal and debt maturities.

(2)	Interest payments on our variable rate debt have been estimated using the interest rates in effect at September 30, 2018, after giving effect to our interest rate swaps.

(3)	Amounts consist primarily of non-cancelable ground lease and corporate office lease obligations.

(4)	This amount represents purchase orders and executed contracts for development or renovation projects at our hotel properties.

Critical Accounting Policies

For critical accounting policies, see "Note 2 - Summary of Significant Accounting Policies" to the Condensed Consolidated Financial Statements.

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

At September 30, 2018, we were party to five interest rate derivative agreements pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

			Notional Amount
Contract date	Effective Date	Expiration Date	September 30, 2018
September 5, 2013	January 2, 2014	October 1, 2018	$75,000
October 2, 2017	January 29, 2018	January 31, 2023	100,000
October 2, 2017	January 29, 2018	January 31, 2023	100,000
June 11, 2018	September 28, 2018	September 30, 2024	75,000
June 11, 2018	December 31, 2018	December 31, 2025	125,000
			$475,000

At September 30, 2018, considering our interest rate derivative agreements that are currently effective, $627.8 million, or 64.5%, of our debt had fixed interest rates and $346.1 million, or 35.5%, had variable interest rates.  At December 31, 2017, after giving effect to our interest rate derivative agreements, $386.3 million, or 44.2%, of our debt had fixed interest rates and $486.8 million, or 55.8%, had variable interest rates. Assuming no increase in the level of our variable rate debt outstanding at September 30, 2018 and after consideration of expiring and newly effective interest rate swaps during the remainder of 2018, if interest rates increased by 1.0%, then our interest cost would increase by approximately $3.0 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At September 30, 2018, we have scheduled debt principal amortization payments during the next 12 months totaling $6.2 million and debt maturities during the next 12 months totaling $106.3 million.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: October 30, 2018	By:	/s/ Jonathan P. Stanner
Jonathan P. Stanner Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)