Form 10-K
period 2018-12-31
Summit Hotel Properties, Inc.
filed 2019-02-26
CIK 1497645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant’s as of June 30, 2018 was $1,471,222,849 based on the closing sale price of the registrant’s common stock on the New York Stock Exchange as of June 30, 2018.

As of February 18, 2019 the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 104,783,179.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A for its 2019 annual meeting of stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, are incorporated herein by reference into Part III, Items 10, 11, 12, 13 and 14.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2018
SUMMIT HOTEL PROPERTIES, INC.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “forecast,” “project,” “potential,” “continue,” “likely,” “will,” “would” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•
financing risks, including the risk of leverage and the corresponding risk of default on our existing indebtedness and potential inability to refinance or extend the maturities of our existing indebtedness;

•	default by borrowers to which we lend or provide seller financing;

•	global, national, regional and local economic and geopolitical conditions;

•	levels of spending for business and leisure travel, as well as consumer confidence;

•	supply and demand factors in our markets or sub-markets;

•	adverse changes in, occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) and other hotel operating metrics;

•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

•	financial condition of, and our relationships with, third-party property managers and franchisors;

•	the degree and nature of our competition;

•	increased interest rates;

•	increased operating costs, including but not limited to labor costs;

•	increased renovation costs, which may cause actual renovation costs to exceed our current estimates;

•	changes in zoning laws;

•	increases in real property taxes that are significantly higher than our expectations;

•
risks associated with hotel acquisitions, including the ability to ramp up and stabilize newly acquired hotels with limited or no operating history or that require substantial amounts of capital improvements for us to earn economic returns consistent with our expectations at the time of acquisition;

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

•
our ability to recover fully under third party indemnities or our existing insurance policies for insurable losses and our ability to maintain adequate or full replacement cost "all-risk" property insurance policies on our properties on commercially reasonable terms;

•
the effect of a data breach or significant disruption of hotel operator information technology networks as a result of cyber attacks that are greater than insurance coverages or indemnities from service providers;

•	current and future changes to the IRC; and

•	the other factors discussed under the heading “Risk Factors” in this report.

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I
Item 1.        Business.

Unless the context otherwise requires, all references to “we”, “us,” “our,” or the “Company” refer to Summit Hotel Properties, Inc. and its consolidated subsidiaries.

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning primarily premium-branded, select-service hotels. At December 31, 2018, our portfolio consisted of 77 hotels with a total of 11,659 guestrooms located in 26 states. We own our hotels in fee simple, except for six hotels, five of which are subject to ground leases and one of which is subject to a PILOT (payment in lieu of taxes) lease.

As of December 31, 2018, 90.8% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 95.6% were located within the top 100 MSAs and 99.5% of our hotel guestrooms operated under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”) and InterContinental® Hotels Group (“IHG”). Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, universities, and leisure attractions.

Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership, Summit Hotel OP, LP (the “Operating Partnership”). Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At December 31, 2018, we owned, directly and indirectly, approximately 99.7% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding Series D and Series E preferred units of limited partnership interest (“Preferred Units”). Pursuant to the Operating Partnership’s partnership agreement, we have full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership, including the ability to cause the Operating Partnership to enter into certain major transactions including acquisitions, dispositions and refinancings, to make distributions to partners and to cause changes in the Operating Partnership’s business activities.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011.  To qualify as a REIT, we cannot operate or manage our hotels.  Accordingly, all of our hotels are leased to wholly-owned subsidiaries (our “TRS lessees”) of Summit Hotel TRS, Inc., our taxable REIT subsidiary.  All of our hotels are operated pursuant to hotel management agreements between our TRS lessees and professional third-party hotel management companies that are not affiliated with us.  We have one reportable segment as defined by generally accepted accounting principles (“GAAP”). See Item 8. – "Financial Statements and Supplementary Data – Note 2 – Basis of Presentation and Significant Accounting Policies" to our Consolidated Financial Statements.

Our corporate offices are located at 13215 Bee Cave Parkway, Suite B-300, Austin, TX 78738.  Our telephone number is (512) 538-2300.  Our website is www.shpreit.com.  The information contained on, or accessible through, our website is not incorporated by reference into this report and should not be considered a part of this report.

Business Strategy

Our strategy includes focused asset management, targeted capital investment and strategic transactions, including increasing the value of the Company through transformation of our portfolio, or capital recycling, by selling assets with lower operating margins, RevPAR growth opportunities, or risk-adjusted return profiles and purchasing assets with higher operating margins, RevPAR growth opportunities, or risk-adjusted return profiles. Our primary objective is to enhance stockholder value over time by generating strong, risk-adjusted returns in excess of our weighted average cost of capital. The key elements of our strategy that we believe will allow us to create long-term value include the following:

Focus on Premium-Branded Hotels. We primarily focus on hotels in the Upscale segment of the lodging industry, as defined by Smith Travel Research ("STR"). We believe that our focus on this segment provides us the opportunity to achieve strong, risk-adjusted returns across multiple lodging cycles for several reasons, including:

•
RevPAR Growth.  We believe that our hotels will continue to experience long-term demand growth based on the characteristics of our portfolio and current industry fundamentals and trends in the Upscale segment. We expect RevPAR growth to vary by market and increase across the portfolio for 2019.

•
Stable Cash Flow Potential.  Our hotels can generally be operated with fewer employees than full-service hotels that offer more amenities including more extensive food and beverage options, which we believe enables us to generate higher operating margins and cash flows with less volatility.

•
Broad Customer Base.  Our target brands deliver consistently high-quality hotel accommodations with value-oriented pricing that we believe appeals to a wide range of customers, including both business and leisure travelers. We believe that our hotels are particularly popular with frequent business travelers who seek to stay in hotels operating under Marriott, Hilton, Hyatt, or IHG brands, which offer strong loyalty rewards programs.

•
Enhanced Diversification.  Premium-branded Upscale hotels generally require less capital to acquire, build, or maintain on an absolute and a per-key basis, than hotels in the Upper-upscale and Luxury segments of the industry. As a result, we can diversify our investment capital into ownership of a larger number of hotels than we could in more expensive segments.

Capitalize on Investments in Our Hotels.  We strongly believe in investing in our properties to enable them to be performance leaders in their respective markets.  Over the past three years, we have invested $146.2 million in capital improvements to our hotels. We believe these investments produce attractive returns, and we intend to continue to use available capital to upgrade our hotels with strategic renovations and brand-required hotel property improvement plans.

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

•
located in close proximity to multiple demand generators, such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, universities, and leisure attractions, with a diverse source of potential guests, including corporate, government and leisure travelers;

•	located in markets with barriers to entry due to strong franchise areas of protection or other factors;

•	can be acquired at a discount to replacement cost; and

•	provide an opportunity to add value through operating efficiencies, repositioning, renovating or rebranding.

Strategic Hotel Sales (Capital Recycling Program).  We strive to maximize our return on invested capital and we periodically review our hotels to determine if any significant changes to area markets or our hotels have occurred or are anticipated to occur that would warrant the sale of a hotel or hotels.  We intend to continue to pursue a disciplined capital allocation strategy designed to maximize the value of our investments by selectively selling hotel properties that we believe are no longer consistent with our investment strategy or whose returns on invested capital appear to have been maximized. To the extent that we sell hotel properties, we intend to redeploy the capital into acquisition and capital investment opportunities that we believe have the potential to generate better risk-adjusted returns. We expect to generate these improvements with our proactive asset management approach and by investing in our hotels to enhance their quality and attractiveness, increase their long-term value and generate more favorable returns on our invested capital. Alternatively, we may redeploy our capital into the purchase of assets with a higher potential long-term return.

Selectively Develop Hotels.  We endeavor to identify attractive opportunities to selectively partner with experienced hotel developers to acquire, upon completion, newly constructed hotels that meet our acquisition criteria.  We will consider unique opportunities to develop hotels utilizing our own resources if and when circumstances warrant.

Selective Mezzanine Lending. We seek to identify select opportunities to provide mezzanine lending to developers, where we also have the opportunity to acquire the hotel at or after the completion of the development project.

Our Financing Strategy

We rely on cash provided by operations, working capital, borrowings under our $600 million senior unsecured credit and term loan facility, term debt, repayment of notes receivable, proceeds from the issuance of securities, the strategic sale of hotels and the release of restricted cash upon satisfaction of the usage requirements to finance our business.  While the ratio will vary from time to time, we generally intend to limit our ratio of net debt to EBITDA, which amount may be adjusted for non-cash and non-recurring items, to no more than 6.5x.  At December 31, 2018, our ratio of net debt to EBITDA was 4.1x. For purposes of calculating this ratio, we exclude preferred stock from indebtedness.  During 2018, we financed our long-term growth with borrowings under our senior unsecured credit and term loan facility and term loans and proceeds from the strategic sale of hotels and intend to continue to do so in the future. Our debt includes, and may include in the future, mortgage debt secured by hotels and unsecured debt.  As of December 31, 2018, we had $965.0 million in outstanding indebtedness.

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

Environmental, Health and Safety Matters

Our hotels and undeveloped land parcels are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of the property, to perform or pay for the cleanup of contamination (including hazardous substances, waste, or petroleum products) at, on, under or emanating from the property and to pay for natural resource damages arising from contamination.  These laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused the contamination, and the liability may be joint and several.  Because these laws also impose liability on persons who owned a property at the time it became contaminated, we could incur cleanup costs or other environmental liabilities even after we sell properties. Contamination at, on, under or emanating from our properties also may expose us to liability to private parties for costs of remediation, personal injury and death or property damage.  In addition, environmental liens may be created on contaminated sites in favor of the government for damages and costs it incurs to address contamination.  If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which our property may be used or our businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

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

Tax Legislation

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (the “TCJA”), was enacted. The TCJA made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Pursuant to this legislation, as of January 1, 2018, (1) the federal income tax rate applicable to corporations was reduced to 21%, (2) the highest marginal individual income tax rate was reduced to 37% (through taxable years ending in 2025), (3) the corporate alternative minimum tax was repealed, and (4) the backup withholding rate for U.S. stockholders was reduced to 24%. In addition, individuals, estates and trusts may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income,” subject to certain limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends would be 29.6% (through taxable years ending in 2025). The maximum rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests is also reduced from 35% to 21%. The deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. The reduced corporate tax rate will apply to our TRS and any other TRS that we form.

The reduced 21% federal income tax rate applicable to corporations applies to taxable earnings reported for the full 2018 fiscal year. Accordingly, we remeasured our net deferred tax assets as a result of the TCJA at December 31, 2017 using the lower federal tax rate that will apply when the deferred tax assets are expected to be realized. At September 30, 2018, we completed our accounting for all the enactment-date income tax effects of the act under ASC 740, Income Taxes. No additional adjustments were necessary for the year ended December 31, 2018.

Employees

As of February 18, 2019, we employ 57 full-time employees. The staff at our hotels are employed by our professional third-party hotel managers.

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

Our business strategy includes achieving continued revenue and cash flow growth from anticipated improvement in demand for hotel guestrooms driven by long-term economic growth. We, however, cannot provide any assurances that demand for hotel guestrooms will increase from current levels or continue to exceed the growth of new supply, or the time or extent of any demand growth that we do experience. If demand does not continue to increase as the economy grows, or if there is a setback in the general economy resulting in weakening demand, our operating results and growth prospects could be adversely affected. As a result, any slowdown in economic growth or a new economic downturn could adversely affect our future results of operations and our growth prospects.

Our expenses may not decrease if our revenue decreases.

Many of the expenses associated with owning and operating hotels, such as debt service payments, property taxes, insurance, utilities, and certain employee compensation costs are relatively fixed. They do not necessarily decrease directly with a reduction in revenue at the hotels and may be subject to increases that are not related to the performance of our hotels or the increase in the rate of inflation. Also, as of December 31, 2018, five of our hotels are subject to third-party ground leases, and one hotel is subject to a payment-in-lieu-of-taxes lease, which generally require periodic increases in rent payments. Our ability to pay these rents could be adversely affected if our hotel revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases.

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

From time to time, we structure asset sales for possible inclusion in like-kind exchanges within the meaning of Section 1031 of the IRC. The ability to complete a like-kind exchange depends on many factors, including, among others, identifying and acquiring suitable replacement property within limited time periods, and the ownership structure of the properties being sold and acquired.  Therefore, we are not always able to sell an asset as part of a like-kind exchange. When successful, a like-kind exchange enables us to defer the taxable gain on the asset sold. Our inability to defer the taxable gain resulting from the sales of certain hotel properties, could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

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

As of December 31, 2018, Interstate Management Company, LLC (“Interstate”) or its affiliate managed 33 of our 77 hotels.  Thus, a substantial portion of our revenues is generated by hotels managed by Interstate.  This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more evenly diversified among several hotel management companies. Any adverse developments in Interstate’s business, financial strength or ability to operate our hotels efficiently and effectively could have a material adverse effect on our results of operations. We cannot provide assurance that Interstate will satisfy its obligations to us or effectively and efficiently operate our hotel properties. The failure or inability of Interstate to satisfy its obligations to us or effectively and efficiently operate our hotel properties could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

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

These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. Our ability to comply with financial and other covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders could exercise their remedies available under the terms of the loan agreements, which could include accelerating outstanding debt to be immediately due and payable. If we were unable to repay or refinance the accelerated debt, the lenders could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our hotels, and the proceeds from the sale of these hotels may not be sufficient to repay such debt in full.

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in any hotel subject to mortgage debt.

Except for the borrowings under our unsecured credit and term loan facilities, all of our other long-term debt existing as of December 31, 2018 is secured by mortgages on our hotel properties and related assets. Incurring mortgages and other secured debt obligations increases our risk of property losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the hotels securing such loans. If we are in default under a cross-defaulted mortgage loan, we could lose multiple hotels to foreclosure. For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the IRC. We may assume or incur new mortgage indebtedness on the hotels in our portfolio or hotels that we acquire in the future. Any default under any one of our mortgage debt obligations may increase the risk of our default on our other indebtedness.

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

An increase in interest rates would increase our interest costs on our variable rate debt and could have broader effects on the cost of capital for real estate companies and real estate asset values.

With respect to our existing and future variable-rate debt, an increase in interest rates would increase our interest payments and reduce our cash flow available for other corporate purposes, including capital improvements to our hotels, acquisitions of additional hotels, or dividends, among other things. In addition, rising interest rates could limit our ability to refinance existing debt when it matures and increase interest costs on any debt that is refinanced. Further, an increase in interest rates could increase the cost of capital for real estate assets which, in turn, could have a negative effect on real estate asset values generally, and our hotel properties specifically.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Qualitative and Quantitative Effects of Market Risk.”

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

We hedge our interest rate exposure to manage our exposure to interest rate volatility.

We have entered into four interest rate swaps having an aggregate notional amount of $400.0 million at December 31, 2018, to hedge against interest rate increases on certain of our outstanding variable-rate indebtedness. In the future, we may manage our exposure to interest rate volatility by using hedging arrangements, such as interest rate swaps and interest rate caps. Hedging arrangements involve the risk that the arrangement may fail to protect or adversely affect us because, among other things:

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

Many of our managers carry cyber insurance policies to protect and offset a portion of potential costs that may be incurred from a security breach. Additionally, we currently have cyber insurance policies to provide supplemental coverage above the coverage carried by our third-party managers. Despite various precautionary steps to protect our hotels from losses resulting from cyber-attacks, any occurrence of a cyber-attack could still result in losses at our properties, which could affect our results of operations. To date, we are not currently aware of any cyber incidents that we believe to be material or that could have a material adverse effect on the business, financial condition and results of operations of the Company.

Any of these items could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Joint venture investments could be adversely affected by a lack of sole decision-making authority with respect to such investments, disputes with joint venture partners and the financial condition of joint venture partners.

We have in the past and may in the future enter into strategic joint ventures with unaffiliated investors to acquire, develop, improve or dispose of hotels, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. We may not have sole decision-making authority with respect to these investments, and as a result we may not be able to take actions which are in the best interest of our stockholders.  Further, disputes between us and our joint venture partners may result in litigation or arbitration which could increase our expenses and prevent our officers and directors from focusing their time and effort on our business and could result in subjecting the hotels owned by the applicable joint venture to additional risks.

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

The lodging industry is highly competitive. Our hotels compete with other hotels for guests in each market in which our hotels operate based on a number of factors, including location, convenience, brand affiliation, guestroom rates, range of services and guest amenities or accommodations offered and quality of customer service. We also compete with numerous owners and operators of vacation ownership resorts, as well as companies that offer alternative accommodations, such as Airbnb and similar organizations, which operate websites that market available furnished, privately-owned residential properties, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis. Competition will often be specific to the individual markets in which our hotels are located and includes competition from existing and new hotels as well as alternative accommodations. The price transparency of the lodging industry could lead to difficulty in increasing ADR as our competitors may offer guestrooms at lower rates than we can, which could result in our competitors increasing their occupancy at our expense. Competition could adversely affect our occupancy, ADR and RevPAR, and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make.

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

We have in the past and may in the future develop hotels or acquire hotels that are under development from time to time as suitable opportunities arise, taking into consideration general economic conditions. Hotel development involves a number of risks, including the following:

•	possible environmental problems;

•	construction cost overruns and delays;

•	receipt of and expense related to zoning, occupancy and other required governmental permits and authorizations;

•	development costs incurred for projects that are not pursued to completion;

•	acts of God such as earthquakes, hurricanes, floods or fires that could adversely affect a project;

•	inability to raise capital; and

•	governmental restrictions on the nature or size of a project.

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

Our hotel guestrooms can be booked through Internet travel intermediaries, including, but not limited to Expedia.com and Booking.com, and their portfolio of companies (commonly referred to as "online travel agents" or "OTA's"). As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced guestroom rates or other significant contract concessions from our management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel guestrooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our hotels are franchised. If the amount of sales made through Internet intermediaries increases significantly, guestroom revenue may flatten or decrease, which could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

We could incur uninsured and underinsured losses.

We intend to maintain comprehensive insurance on our hotels, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by owners of hotels similar to our hotels. Various types of catastrophic losses, such as hurricanes, floods and earthquakes, acts of terrorism, data breaches, losses related to business disruption from disputes with franchisors, or losses from customer litigation, may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not be sufficient to cover the operating loss or the full market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the asset. Loan covenants, inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate an asset after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotels.

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

We are a holding company and conduct all of our operations through our Operating Partnership. We do not have, apart from our ownership of our Operating Partnership, any independent operations. As a result, we rely on distributions from our Operating Partnership to pay any dividends we might declare on shares of our common or preferred stock. We also rely on distributions from our Operating Partnership to meet any of our obligations, including tax liabilities on taxable income allocated to us from our Operating Partnership (which might make distributions to us that do not equal the tax on such allocated taxable income).

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

We own approximately 99.7% of the Common Units in the Operating Partnership, all of the issued and outstanding 6.45% Series D Cumulative Redeemable Preferred Units of the Operating Partnership (“Series D Preferred Units”), and all of the issued and outstanding 6.25% Series E Cumulative Redeemable Preferred Units of the Operating Partnership ("Series E Preferred Units"). We refer to the Series D Preferred Units and Series E Preferred Units collectively as Preferred Units.  Any future issuances by our Operating Partnership of additional Common Units or Preferred Units could reduce our ownership percentage in our Operating Partnership. Because our common stockholders do not directly own any Common Units or Preferred Units, they will not have any voting rights with respect to any such issuances or other partnership-level activities of the Operating Partnership.

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

Our common stock trades on the NYSE under the symbol “INN,” our 6.45% Series D Cumulative Redeemable Preferred Stock trades on the NYSE under the symbol “INNPrD,” and our 6.25% Series E Cumulative Redeemable Preferred Stock trades on the NYSE under the symbol "INNPrE." In order for our securities to remain listed, we are required to meet the continued listing requirements of the NYSE or, in the alternative, any other nationally-recognized exchange to which we apply. We may be unable to satisfy those listing requirements, and there is no guarantee our securities will remain listed on a nationally-recognized exchange. If our securities are delisted from the NYSE or another nationally-recognized exchange, we could face significant material adverse consequences, including:

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

Subject to the preferential rights of the holders of our Series D and Series E preferred stock and any other class or series of our stock that are senior to our common stock with respect to distribution rights, we intend to make quarterly distributions to holders of our common stock. Distributions declared by us will be authorized by our board of directors in its sole discretion out of funds legally available for distribution and will depend upon a number of factors, including restrictions under applicable law and the capital requirements of our company. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, the requirements for qualification as a REIT, restrictions under applicable law and other factors as our board of directors may deem relevant from time to time. We may be required to fund distributions from working capital, borrowings under our unsecured revolving credit facility, proceeds of future stock offerings or a sale of assets to the extent distributions exceed earnings or cash flows from operations. Funding distributions from working capital would restrict our operations. If we borrow from the unsecured revolving credit facility to pay distributions, we would be more limited in our ability to execute our strategy of using that unsecured revolving credit facility to fund acquisitions. Finally, selling assets may require us to dispose of assets at a time or in a manner that is not consistent with our disposition strategy. If we borrow to fund distributions, our leverage ratios and future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. We may not be able to make distributions in the future. In addition, some of our distributions may be considered a return of capital for income tax purposes. If we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.

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

Sales of substantial amounts of shares of our common stock or preferred stock in the public market, or upon exchange of Common Units or exercise of any equity awards, or the perception that such sales might occur, could adversely affect the market price of our common stock and preferred stock. As of February 18, 2019, a total of 259,265 Common Units are redeemable and could be converted into shares of our common stock and sold into the public market. The exchange of Common Units for common stock, the vesting of any equity-based awards granted to certain directors, executive officers and other employees under the 2011 Equity Incentive Plan which was amended and restated effective June 15, 2015 (as amended and restated, the “Equity Plan”), the issuance of our common stock or Common Units in connection with hotel, portfolio or business acquisitions and other issuances of our common stock or Common Units could have an adverse effect on the market price of the shares of our common stock.

We may execute future offerings of debt securities, which would be senior to our common and preferred stock upon liquidation, and issuances of equity securities (including Common Units).

In the future we may offer debt securities and issue equity securities, including Common Units, preferred stock or other preferred shares that may be senior to our common stock for purposes of dividend distributions or upon liquidation. Upon liquidation, holders of our debt securities and our preferred shares will receive distributions of our available assets prior to the holders of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against us offering senior debt or equity securities. Therefore, additional common share issuances, directly or through convertible or exchangeable securities (including Common Units), warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of our common stock. In addition, new issues of preferred stock could have a preference on liquidating distributions and a preference on dividend payments that could limit our ability to pay a dividend or make another distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of future issuances. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interest in us.

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

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates (at a rate of 21%);

•	we could be subject to the federal alternative minimum tax for taxable years prior to 2018 and possibly increased state and local taxes; and

•	unless we are entitled to relief under certain federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

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

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation and we could experience a reduction in the price of our stock. The TCJA, enacted in 2017, significantly changed the federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs and their stockholders.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.        Properties.

Our Portfolio

A list of our hotel properties as of December 31, 2018 is included in the table below.  According to current chain scales as defined by STR, as of December 31, 2018, two of our hotel properties with a total of 280 guestrooms are categorized as Upper-upscale hotels, 61 of our hotel properties with a total of 9,480 guestrooms are categorized as Upscale hotels and 14 of our hotel properties with a total of 1,899 guestrooms are categorized as Upper-midscale hotels.  Hotel information for the year ended December 31, 2018 is as follows:

Franchise/Brand	Location	Number of Guestrooms
Marriott
AC Hotel by Marriott(1)	Atlanta, GA	255
Courtyard by Marriott(1)	Indianapolis, IN	297
Courtyard by Marriott(1)	Fort Lauderdale, FL	261
Courtyard by Marriott(1)	Nashville (West End), TN	226
Courtyard by Marriott(1)	New Haven, CT	207
Courtyard by Marriott(1)	Fort Worth, TX	203
Courtyard by Marriott(1)	New Orleans (Convention), LA	202
Courtyard by Marriott(1)	Pittsburgh, PA	182
Courtyard by Marriott(1)	Charlotte, NC	181
Courtyard by Marriott(1)	Atlanta (Decatur), GA	179
Courtyard by Marriott(1)	Phoenix (Scottsdale), AZ	153
Courtyard by Marriott(1)	New Orleans (Metairie), LA	153
Courtyard by Marriott(1)	Atlanta (Downtown), GA	150
Courtyard by Marriott(1)	New Orleans (French Quarter), LA	140
Courtyard by Marriott(1)	Kansas City, MO	123
Courtyard by Marriott(2)	Dallas (Arlington), TX	103
Fairfield Inn & Suites by Marriott(2)	Louisville, KY	140
Four Points by Sheraton(2)	San Francisco, CA	101
Marriott(1)	Boulder, CO	165
Residence Inn by Marriott(1)	Baltimore, MD	189
Residence Inn by Marriott(2)	Salt Lake City, UT	189
Residence Inn by Marriott(1)	Cleveland, OH	175
Residence Inn by Marriott(1)	Atlanta (Midtown), GA	160
Residence Inn by Marriott(1)	Boston (Watertown), MA	150
Residence Inn by Marriott(1)(3)	Hunt Valley, MD	141
Residence Inn by Marriott(2)(3)	Portland, OR	124
Residence Inn by Marriott(1)	New Orleans (Metairie), LA	120
Residence Inn by Marriott(1)	Branchburg, NJ	101
Residence Inn by Marriott(1)	Dallas (Arlington), TX	96
SpringHill Suites by Marriott(1)	New Orleans, LA	208
SpringHill Suites by Marriott(2)	Louisville, KY	198
SpringHill Suites by Marriott(1)	Indianapolis, IN	156
SpringHill Suites by Marriott(1)	Phoenix (Scottsdale), AZ	121
SpringHill Suites by Marriott(1)	Minneapolis (Bloomington), MN	113
SpringHill Suites by Marriott(1)	Nashville, TN	78
Total Marriott (35 hotel properties)		5,740

Franchise/Brand	Location	Number of Guestrooms
Hilton
DoubleTree(1)	San Francisco, CA	210
Hampton Inn(1)	Boston (Norwood), MA	139
Hampton Inn(2)	Santa Barbara (Goleta), CA	101
Hampton Inn & Suites(1)	Minneapolis, MN	211
Hampton Inn & Suites(1)(3)	Austin, TX	209
Hampton Inn & Suites(1)	Minneapolis (Bloomington), MN	146
Hampton Inn & Suites(1)	Tampa (Ybor City), FL	138
Hampton Inn & Suites(1)	Baltimore, MD	116
Hampton Inn & Suites(2)	Ventura (Camarillo), CA	116
Hampton Inn & Suites(2)	San Diego (Poway), CA	108
Hilton Garden Inn(1)	Houston (Energy Corridor), TX	190
Hilton Garden Inn(1)(3)	Houston (Galleria), TX	182
Hilton Garden Inn(1)	Waltham, MA	148
Hilton Garden Inn(1)	Birmingham, AL	130
Hilton Garden Inn(1)	Greenville, SC	120
Hilton Garden Inn(1)	Minneapolis (Eden Prairie), MN	97
Hilton Garden Inn(1)	Birmingham, AL	95
Homewood Suites(1)	Aliso Viejo (Laguna Beach), CA	129
Homewood Suites(1)	Tucson, AZ	122
Total Hilton (19 hotel properties)		2,707
Hyatt
Hyatt House(2)	Orlando, FL	168
Hyatt House(1)	Miami, FL	163
Hyatt House(2)	Denver (Englewood), CO	135
Hyatt Place(1)	Minneapolis, MN	213
Hyatt Place(1)	Chicago (Downtown), IL	206
Hyatt Place(2)	Phoenix (Mesa), AZ	152
Hyatt Place(2)	Chicago (Lombard), IL	151
Hyatt Place(2)	Orlando (Convention), FL	150
Hyatt Place(2)	Orlando (Universal), FL	150
Hyatt Place(1)(3)	Portland, OR	136
Hyatt Place(2)	Dallas (Arlington), TX	127
Hyatt Place(2)	Denver (Lone Tree), CO	127
Hyatt Place(2)	Phoenix (Scottsdale), AZ	126
Hyatt Place(2)	Denver (Englewood), CO	126
Hyatt Place(2)	Chicago (Hoffman Estates), IL	126
Hyatt Place(2)	Baltimore (Owing Mills), MD	123
Hyatt Place(1)(4)	Long Island (Garden City), NY	122
Total Hyatt (17 hotel properties)		2,501
IHG
Holiday Inn Express(1)	Charleston, WV	66
Holiday Inn Express & Suites(1)	San Francisco, CA	252
Holiday Inn Express & Suites(1)	Minneapolis (Minnetonka), MN	93
Hotel Indigo(1)	Asheville, NC	115
Staybridge Suites(1)	Denver (Glendale), CO	121
Total IHG (5 hotel properties)		647
Carlson
Country Inn & Suites by Carlson(1)	Charleston, WV	64
Total Carlson (1 hotel property)		64
Total Portfolio (77 hotel properties)		11,659

(1)	These hotel properties are unencumbered or included in our borrowing base for our unsecured credit and term loan facilities at December 31, 2018.

(2)
These hotel properties are subject to mortgage debt at December 31, 2018.  For additional information concerning our mortgage debt and lenders, see Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outstanding Indebtedness,” and "Note 6-Debt,” to our Consolidated Financial Statements included under Item 8. — “Financial Statements and Supplementary Data.”

(3)	These hotel properties are subject to ground leases as described below in “Other Hotel Operating Agreements — Ground Leases.”

(4)	This hotel property is subject to a PILOT (payment in lieu of taxes) lease as described below in “Other Hotel Operating Agreements — Ground Leases.”

In addition to our hotel property portfolio, we own two parcels of undeveloped land. One of the parcels is designated as held for sale. The parcels are generally suitable for the development of new hotel properties or the development of restaurants.  When unique opportunities to develop hotels utilizing our own resources arise, we may develop our own hotels on occasion. We may also sell these parcels in the future if and when market conditions warrant if we opt not to develop our own hotels on these parcels. To reduce the risk of incurring a prohibited transaction tax on any sales, we may transfer some or all of these parcels to our TRS.

Our Hotel Operating Agreements

Ground Leases

At December 31, 2018, five of our hotel properties are subject to ground lease agreements that cover all of the land underlying the respective hotel property.

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

•
The Hampton Inn & Suites located in Austin, TX is subject to a ground lease with an initial lease termination date of May 31, 2050. Annual ground rent currently is estimated to be $0.4 million for 2019 including performance based incentive rent.  Annual rent is increased every five years with the next adjustment coming in 2020.

•
The Hilton Garden Inn located in Houston (Galleria Area), Texas is subject to a ground lease with an initial lease termination date of April 20, 2053 with one option to extend for an additional 10 years. Annual ground rent currently is estimated to be $0.5 million for 2019 including performance based incentive rent.  Annual rent is increased every five years with the next adjustment coming in 2023.

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

•
The Residence Inn by Marriott located in Baltimore (Hunt Valley), MD is subject to a ground lease with an initial termination date of December 31, 2019 and twelve successive five-year renewal periods with annual payments increasing by 12.5% at the start of each 5-year term.  Subsequent to December 31, 2018, we acquired a fee simple interest in the real estate for a purchase price of $4.1 million, which resulted in a termination of obligations under the ground lease. As a result, this hotel property is no longer subject to a ground lease.

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

Franchise Agreements

At December 31, 2018, all of our hotel properties operate under franchise agreements, or similar agreements that allow for access to reservation systems, with Marriott, Hilton, Hyatt, IHG, or Country Inns & Suites By Carlson, Inc. We believe that the public’s perception of the quality associated with a branded hotel is an important feature in its attractiveness to guests. Franchisors provide a variety of benefits to franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, loyalty programs, training of personnel and maintenance of operational quality at hotels across the brand system.

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

Hotel Management Agreements

At December 31, 2018, all of our hotel properties are operated pursuant to hotel management agreements with professional third-party hotel management companies as follows:

Management Company	Number of Properties	Number of Guestrooms
Interstate Management Company, LLC and its affiliate Noble Management Group, LLC	33	4,734
OTO Development, LLC	13	1,797
Stonebridge Realty Advisors, Inc.	8	1,143
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	7	1,176
Select Hotel Group, LLC, an affiliate of Hyatt	6	934
White Lodging Services Corporation	4	791
American Liberty Hospitality, Inc.	2	372
Aimbridge Hospitality	2	199
Fillmore Hospitality	1	261
InterContinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Total	77	11,659

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

Market Information

Our common stock began trading on the NYSE on February 9, 2011 under the symbol “INN.”  Prior to that time, there was no public trading market for our common stock. The last reported sale price for our common stock as reported on the NYSE on February 18, 2019 was $11.37 per share.

Stockholder Information

As of February 18, 2019, our common stock was held of record by 294 holders and there were 104,783,179 shares of our common stock outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2018 with respect to our securities that may be issued under existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Summit Hotel Properties, Inc. Stockholders (2)	235,000	$9.75	2,254,653
Equity Compensation Plans Not Approved by Summit Hotel Properties, Inc. Stockholders	—	—	—
Total	235,000	$9.75	2,254,653

(1)  Excludes securities reflected in the column entitled “Number of Securities to be Issued Upon Exercise of Outstanding Options.”
(2)  Consists of our Equity Plan.

The following table represents common shares retained by the Company for employee taxes due upon vesting of equity awards during the year ended December 31, 2018:

Period	Total Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	116,160	$15.23	—	—
March 1, 2018 - March 31, 2018	71,690	$13.32	—	—
Total	187,850		—

Stock Performance Graph

The following graph compares the yearly change in our cumulative total stockholder return on our common shares from December 31, 2013 through December 31, 2018, with the yearly change in the Standard and Poor’s 500 Stock Index (“S&P 500 Index”), and the SNL US REIT Hotel Index for the same period, assuming a base share price of $100.00 for our common stock, the S&P 500 Index and the SNL US REIT Hotel Index for comparative purposes.  The SNL US REIT Hotel Index is composed of publicly traded REITs, all of which focus on investments in hotel properties.  Total stockholder return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested.  The performance graph is not indicative of future investment performance.  We do not make or endorse any predictions as to future share price performance.

	Period Ended
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Summit Hotel Properties, Inc.	100.00	144.60	144.07	201.94	200.32	135.13
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
SNL US REIT Hotel	100.00	131.99	102.11	126.55	134.49	116.38

Item 6.        Selected Financial Data.

The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited Consolidated Financial Statements and related notes thereto, appearing elsewhere in this Form 10-K.

(in thousands, except per share amounts)	2018	2017	2016	2015	2014
Statement of Operations Data
Revenues:
Room	$523,439	$479,934	$443,270	$436,202	$380,472
Food and beverage	24,773	21,919	19,777	18,325	14,208
Other	19,058	13,524	10,888	8,928	8,786
Total revenues	567,270	515,377	473,935	463,455	403,466
Expenses:
Room	119,724	108,715	97,358	97,255	91,131
Food and beverage	19,447	17,002	14,841	14,275	11,698
Other hotel operating expenses	158,917	144,258	134,420	134,548	117,612
Property taxes, insurance and other	43,339	37,419	30,250	31,190	25,050
Management fees	18,521	18,210	18,812	18,560	16,006
Depreciation and amortization	101,013	85,927	72,406	64,052	63,763
Corporate general and administrative	21,509	19,597	19,292	21,204	19,884
Hotel property acquisition costs	—	354	3,492	1,246	769
Loss on impairment of assets	1,075	—	577	1,115	8,847
Total expenses	483,545	431,482	391,448	383,445	354,760
Gain on disposal of assets, net	41,474	43,209	49,855	65,067	391
Operating income	125,199	127,104	132,342	145,077	49,097
Other income (expense):
Interest expense	(41,944)	(29,687)	(28,091)	(30,414)	(28,517)
Other income, net	6,949	3,778	2,560	11,146	595
Total other expense	(34,995)	(25,909)	(25,531)	(19,268)	(27,922)
Income from continuing operations before income taxes	90,204	101,195	106,811	125,809	21,175
Income tax benefit (expense)	922	(1,674)	1,450	(553)	(744)
Income from continuing operations	91,126	99,521	108,261	125,256	20,431
Income from discontinued operations	—	—	—	—	492
Net income	91,126	99,521	108,261	125,256	20,923
Less: Income attributable to non-controlling interests:
Non-controlling interest in Operating Partnership	(205)	(307)	(456)	(819)	(51)
Joint venture	—	—	—	—	(1)
Net income attributable to Summit Hotel Properties, Inc.	90,921	99,214	107,805	124,437	20,871
Preferred dividends	(16,671)	(17,408)	(18,232)	(16,588)	(16,588)
Premium on redemption of preferred stock	(3,277)	(2,572)	(2,125)	—	—
Net income attributable to common stockholders	$70,973	$79,234	$87,448	$107,849	$4,283
Earnings per share - Basic:
Net income per share from continuing operations	$0.68	$0.79	$1.00	$1.25	$0.04
Net income per share from discontinued operations	—	—	—	—	0.01
Net income per share	$0.68	$0.79	$1.00	$1.25	$0.05
Earnings per share - Diluted:
Net income per share from continuing operations	$0.68	$0.79	$1.00	$1.24	$0.04
Net income per share from discontinued operations	—	—	—	—	0.01
Net income per share	$0.68	$0.79	$1.00	$1.24	$0.05
Weighted average common shares outstanding:
Basic	103,623	99,406	86,874	85,920	85,242
Diluted	103,842	99,780	87,343	87,144	85,566
Dividends per share	$0.72	$0.67	$0.55	$0.47	$0.46
Balance Sheet Data
Total assets	$2,222,297	$2,209,874	$1,718,505	$1,575,394	$1,453,835
Debt	$958,712	$868,236	$652,414	$671,536	$621,344
Total equity	$1,192,144	$1,277,376	$1,013,470	$856,926	$785,201

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of lodging demand include growth in gross domestic product, corporate profits, capital investments and employment. Volatility in the economy and lodging demand and risks arising from global and domestic political or economic conditions may cause a slowing or decline of economic growth, which would have an adverse effect on lodging demand. Also, increasing supply in the industry, and specifically in our markets or sub-markets, may reduce RevPAR growth expectations.

The U.S. lodging industry has experienced a positive trend since emerging from the last downturn in 2009, though at a slower rate in 2018.  According to the PricewaterhouseCoopers LLP industry report, "Hospitality Directions: January 2019," RevPAR growth in the U.S. for Upscale hotels is forecasted to be 1.5% for 2019. While our outlook on national macroeconomic conditions is stable, the velocity of RevPAR growth for fiscal year 2018 decelerated from 2017. Our industry and the Upscale market segment have experienced declining rates of RevPAR growth and we could experience a decline in our RevPAR growth in the near term due to increases in supply or reduced demand in our market or sub-markets.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR is an important metric for monitoring operating performance at the individual hotel property level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and market-by-market basis. ADR and RevPAR are based only on room revenue. Room revenue depends on demand (as measured by occupancy), pricing (as measured by ADR), and our available supply of hotel guestrooms. Our ADR, occupancy and RevPAR performance may be affected by macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, air travel and other business and leisure travel, new hotel property construction, and the pricing strategies of competitors. In addition, our ADR, occupancy and RevPAR performance is dependent on the continued success of our franchisors and brands.

Hotel Property Portfolio Activity

Acquisitions

We acquired one hotel property in 2018 and 14 hotel properties in 2017. A summary of these acquisitions is as follows (dollars in thousands):

Date Acquired	Franchise/Brand	Location	Guestrooms	Purchase Price(1)
Year Ended December 31, 2018
September 12, 2018	Residence Inn by Marriott	Boston (Watertown), MA	150	$71,000	(2)

Year Ended December 31, 2017
March 1, 2017	Homewood Suites	Aliso Viejo (Laguna Beach), CA	129	$38,000
March 30, 2017	Hyatt Place	Phoenix (Mesa), AZ	152	22,200
May 23, 2017	Courtyard by Marriott	Fort Lauderdale, FL	261	85,000
June 9, 2017	Courtyard by Marriott	Charlotte, NC	181	56,250
June 21, 2017	Portfolio Purchase - five properties (4)	various (4)	812	163,000
July 13, 2017	AC Hotel by Marriott	Atlanta, GA	255	57,500
November 14, 2017	Portfolio Purchase - four properties (5)	various (5)	652	164,000
			2,442	$585,950	(3)

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

(2)	The net assets acquired totaled $71.0 million due to the purchase at settlement of $0.1 million of net working capital liabilities and capitalized transaction costs of $0.1 million.

(3)	The net assets acquired totaled $588.8 million due to the purchase at settlement of $0.2 million of net working capital assets and capitalized transaction costs of $2.6 million.

(4)
On June 21, 2017, we acquired a portfolio of five hotels for an aggregate purchase price of $163.0 million. The hotels acquired included the Courtyard by Marriott - Fort Worth, TX, the Courtyard by Marriott - Kansas City, MO, the Courtyard by Marriott - Pittsburgh, PA, the Hampton Inn & Suites - Baltimore, MD, and the Residence Inn by Marriott - Baltimore, MD.

(5)
On November 14, 2017, we acquired a portfolio of four hotels for an aggregate purchase price of $164.0 million. The hotels acquired included the Courtyard by Marriott - New Haven, CT, the Hilton Garden Inn - Waltham, MA, the Homewood Suites - Tucson, AZ, and the Residence Inn by Marriott - Cleveland, OH.

The purchase price of the hotel acquired in 2018 was funded by an advance on our $300 Million Revolver, cash generated from the sale of properties, and operating cash flows. The purchase price of the 14 hotels acquired in 2017 was funded by a combination of the net proceeds from our Series E cumulative redeemable preferred stock offering, the net proceeds from the sale of common stock, advances on our senior unsecured credit and term loan facility, advances on our 2017 term loan, cash generated from the sale of properties, and operating cash flows.

Recently Developed Property

We completed the development and commenced operations of the new 168-guestroom Hyatt House Across From Orlando Universal Resort™ on June 27, 2018. The total construction cost for this hotel was $32.8 million, excluding land that we acquired in a prior-year transaction. The carrying amount for this hotel includes internal capitalized costs of $1.6 million. Total costs of $37.2 million, including the carrying amount of the land of $2.8 million, were reclassified as Investment in hotel properties, net upon completion of construction.

Asset Sales

A summary of the dispositions in 2018 and 2017 follows (dollars in thousands):

Disposition Date	Franchise/Brand	Location	Guestrooms	Gross Sales Price	Aggregate Gain, net
Year Ended December 31, 2018
June 29, 2018	Portfolio Sale - two properties(1)	various (1)	175	$18,950	$13,133
June 29, 2018	Portfolio Sale - two properties (2)	Duluth, GA (2)	265	24,850	4,218
July 24, 2018	Portfolio Sale - three properties (3)	various (3)	322	46,500	22,964
September 28, 2018	Hyatt Place	Fort Myers, FL	148	16,500	2,195
November 7, 2018	Land parcel	Spokane, WA	n/a	450	139
Total			910	$107,250	$42,649
Year Ended December 31, 2017
March 30, 2017	Hyatt Place	Atlanta, GA	150	$14,500	$4,781
April 27, 2017	HIT Portfolio Sale - seven properties(4)	various (4)	651	66,753	15,986
June 2, 2017	Courtyard by Marriott	El Paso, TX	90	11,150	363
July 21, 2017	Portfolio Sale - three properties (5)	Fort Worth, TX (5)	273	27,750	8,133
Total			1,164	$120,153	$29,263

(1)	The portfolio included the Hampton Inn in Provo, UT and the Holiday Inn Express & Suites in Sandy, UT.

(2)
The portfolio included the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA. We provided seller financing of $3.6 million on the sale of these properties under two three-and-a-half-year second mortgage notes with a blended interest rate of 7.38%.

(3)
The portfolio included the Hampton Inn & Suites in Smyrna, TN, the Hilton Garden Inn in Smyrna, TN and the Hyatt Place Phoenix North in Phoenix, AZ. The proceeds from these sales were used to complete a 1031 Exchange, which resulted in the deferral of taxable gains of $22.2 million.

(4)
The portfolio sale completed our dispositions to Hospitality Investors Trust, Inc.. The proceeds from these sales were used to complete a 1031 Exchange, which resulted in the deferral of taxable gains of $20.8 million. See below for further information.

(5)
The portfolio included the Fairfield Inn & Suites, the Hampton Inn & Suites and the Hilton Garden Inn in Fort Worth, TX. The proceeds from these sales were used to complete a 1031 Exchange, which resulted in the deferral of taxable gains of $8.6 million.

Dispositions to Affiliates of Hospitality Investors Trust, Inc. (formerly American Realty Capital Hospitality Trust, Inc.)

On June 8, 2015, we entered into multiple sales agreements with affiliates of Hospitality Investors Trust, Inc. ("HIT") for the sale of a portfolio of hotels to HIT. The agreements were modified on various occasions between 2015 and 2017 such that we sold 23 hotels containing 2,448 guestrooms to HIT in three tranches over that time period for a combined sales price of approximately $325.1 million (collectively, the “HIT Sale”) as follows (dollars in thousands):

Tranche	Closing Date	Hotels Sold	Combined Sales Price
1	October 2015	10	$150,000
2	February 2016	6	108,300
3	April 2017	7	66,800
		23	$325,100

In connection with the HIT Sale, the Operating Partnership entered into a loan agreement with HIT, as borrower, which provided for a loan by us to HIT in the amount of $27.5 million (the “Loan”).  The proceeds from the Loan were applied by HIT as follows: (i) $20.0 million was applied toward the payment of a portion of the $108.3 million purchase price for the six hotels acquired in the second tranche; and (ii) the remaining $7.5 million was applied by HIT to fund the escrow deposit required for the purchase of the seven hotels in the third tranche. We deferred $20.0 million of gain from the sale of the hotels in the second tranche as a result of the Loan structure. We recognized the deferred gain as principal payments on the Loan were received, and we recognized the final $15.0 million of gain when the Loan was paid in full on March 31, 2017.

Hotel Revenues and Operating Expenses

Our revenues are derived from hotel operations and consist of room revenue, food and beverage revenue and other revenue. As a result of our focus on select-service hotels, substantially all of our revenues are related to the sales of hotel guestrooms. Our other revenue consists of ancillary revenues related to meeting rooms, parking and other guest services provided at certain of our hotel properties.

Our hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotel properties. Many of our expenses are fixed, such as essential hotel staff, real estate taxes, insurance, depreciation and certain types of franchise fees, and these expenses do not decrease even if the revenues at our hotel properties decrease. Room expense includes housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other operating expenses include labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance, utility costs and franchise fees.

Results of Operations

The comparisons that follow should be reviewed in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K.

Comparison of 2018 to 2017

The following table contains key operating metrics for our total portfolio and our same-store portfolio for 2018 compared with 2017 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned as of December 31, 2018 and that we have owned at all times since January 1, 2017.

	2018		2017		Year-over-Year Dollar Change		Year-over-Year Percentage Change
	Total Portfolio (77 hotels)	Same-Store Portfolio (61 hotels)	Total Portfolio (83 hotels)	Same-Store Portfolio (61 hotels)	Total Portfolio (77/83 hotels)	Same-Store Portfolio (61 hotels)	Total Portfolio (77/83 hotels)		Same-Store Portfolio (61 hotels)
Revenues:
Room	$523,439	$388,126	$479,934	$388,743	$43,505	$(617)	9.1%		(0.2)%
Food and beverage	24,773	17,139	21,919	17,130	2,854	9	13.0%		0.1%
Other	19,058	12,270	13,524	10,684	5,534	1,586	40.9%		14.8%
Total	$567,270	$417,535	$515,377	$416,557	$51,893	$978	10.1%		0.2%

Expenses:
Room	$119,724	$91,070	$108,715	$88,242	$11,009	$2,828	10.1%		3.2%
Food and beverage	19,447	13,195	17,002	12,936	2,445	259	14.4%		2.0%
Other hotel operating expenses	158,917	115,616	144,258	113,982	14,659	1,634	10.2%		1.4%
Total	$298,088	$219,881	$269,975	$215,160	$28,113	$4,721	10.4%		2.2%

Occupancy	77.9%	77.7%	78.9%	79.1%	n/a	n/a	(104)	bps	(143)	bps
ADR	$153.79	$153.87	$146.74	$151.43	$7.05	$2.44	4.8%		1.6%
RevPAR	$119.75	$119.53	$115.80	$119.80	$3.95	$(0.27)	3.4%		(0.2)%

The total portfolio information above includes revenues and expenses from the one hotel we acquired and the one hotel we developed in 2018 (the “2018 Acquired Hotels”) and the fourteen hotel properties that we acquired in 2017 (the “2017 Acquired Hotels”) from the date of acquisition through December 31, 2018, and operating information (occupancy, ADR, and RevPAR) for the period each hotel was owned. Accordingly, the information does not reflect a full twelve months of operations in 2018 for the 2018 Acquired Hotels or a full twelve months of operations in 2017 for the 2017 Acquired Hotels. The combined 2018 Acquired Hotels and 2017 Acquired Hotels are referred to as the “2018/2017 Acquired Hotels.”

Revenues. Total revenues for the total portfolio increased $51.9 million, or 10.1%, in 2018. The growth was due to incremental revenues of $78.4 million generated by the 2018/2017 Acquired Hotels and a $1.0 million increase in same-store revenues, partially offset by a $27.5 million decline in revenue related to the hotel properties sold after December 31, 2016.

The 3.4% increase in RevPAR for the total portfolio in 2018 compared to 2017 is the result of the purchase of higher RevPAR hotel properties with the 2018/2017 Acquired Hotels, which produced an aggregate RevPAR of $126.13 in 2018 and the sale of lower RevPAR hotels since December 31, 2017, which produced an aggregate RevPAR of $91.01 in 2017.

Expenses. The $28.1 million increase in total portfolio expenses in 2018 compared to 2017 is the result of incremental expenses of $39.5 million due to the 2018/2017 Acquired Hotels and an increase in same-store expenses of $4.7 million, partially offset by a decline in expenses of $16.1 million related to properties sold after December 31, 2016. The increase in total portfolio and same-store expenses in 2018 compared to 2017 was primarily driven by increased labor costs. We anticipate that labor costs will continue to grow particularly in certain markets with more supply growth or lower unemployment rates.

Property taxes, insurance and other. The increase in property taxes, insurance and other of $5.9 million in 2018 compared to 2017 is primarily due to an increase in property taxes related to the 2018/2017 Acquired Hotels of $7.5 million. This increase was partially offset by a decline in same-store property tax expense of $0.7 million and a $1.0 million reduction in property tax expense related to the hotel properties sold after December 31, 2016.

Depreciation and Amortization. Depreciation and amortization expense increased $15.1 million, or 17.6%, in 2018, due to incremental depreciation associated with the 2018/2017 Acquired Hotels of $16.4 million and an increase in depreciation expense of $1.7 million for the same-store portfolio due to capital renovations at same-store properties, partially offset by a decline in depreciation expense of $3.0 million related to the hotel properties sold after December 31, 2016.

Corporate General and Administrative. Corporate general and administrative expenses increased by $1.9 million, or 9.8%, in 2018. This increase was primarily due to increases in stock-based compensation and incentive compensation costs. The increase in stock-based compensation expense related primarily to the modification of grants to our former Chief Financial Officer who retired on March 31, 2018.

Gain on Disposal of Assets. Gain on disposal of assets decreased by $1.7 million in 2018.  This reduction is primarily due to the sale of eight hotels in 2018 for a net gain of $42.5 million compared to the sale of 12 hotels in 2017 for a net gain of $29.3 million and the recognition of $15.0 million in deferred gains in 2017 related to the HIT Sale (See Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Hotel Property Portfolio Activity").

Other Income. Other income, net increased by $3.2 million in 2018. In April 2018, we reached a settlement related to a third-party-caused industrial disaster that occurred in a prior period and affected several of our coastal properties. As a result, we received a net recovery of $2.0 million during 2018 that we recorded as Other income.

Income Tax Expense/Benefit. In 2018, we recorded an income tax benefit of $0.9 million, which includes a discrete income tax benefit of $0.9 million associated with amending certain prior year state tax returns to claim a deduction for distributions made by the Operating Partnership to Summit Hotel Properties, Inc.

In 2017, we recorded an income tax expense of $1.7 million, which includes $0.6 million associated with the remeasurement of our deferred tax assets as a result of the passage of TCJA in December 2017, which reduced the maximum corporate federal income tax rate to 21% beginning on January 1, 2018.

Comparison of 2017 to 2016

The following table contains key operating metrics for our total portfolio and our same-store portfolio for 2017 compared with 2016 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned as of December 31, 2017 and that we have owned at all times since January 1, 2016.

	2017		2016		Year-over-Year Dollar Change		Year-over-Year Percentage Change
	Total Portfolio (83 hotels)	Same-Store Portfolio (65 hotels)	Total Portfolio (81 hotels)	Same-Store Portfolio (65 hotels)	Total Portfolio (83/81 hotels)	Same-Store Portfolio (65 hotels)	Total Portfolio (83/81 hotels)		Same-Store Portfolio (65 hotels)
Revenues:
Room	$479,934	$375,467	$443,270	$375,409	$36,664	$58	8.3%		—%
Food and beverage	21,919	16,443	19,777	17,082	2,142	(639)	10.8%		(3.7)%
Other	13,524	8,778	10,888	8,529	2,636	249	24.2%		2.9%
Total	$515,377	$400,688	$473,935	$401,020	$41,442	$(332)	8.7%		(0.1)%

Expenses:
Room	$108,715	$86,821	$97,358	$82,250	$11,357	$4,571	11.7%		5.6%
Food and beverage	17,002	12,765	14,841	12,732	2,161	33	14.6%		0.3%
Other hotel operating expenses	144,258	111,946	134,420	111,153	9,838	793	7.3%		0.7%
Total	$269,975	$211,532	$246,619	$206,135	$23,356	$5,397	9.5%		2.6%

Occupancy	78.9%	78.9%	77.9%	78.1%	n/a	n/a	100	bps	80	bps
ADR	$146.74	$144.09	$141.77	$145.15	$4.97	$(1.06)	3.5%		(0.7)%
RevPAR	$115.80	$113.65	$110.41	$113.41	$5.39	$0.24	4.9%		0.2%

The total portfolio information above includes revenues and expenses from the fourteen hotels we acquired in 2017 (the “2017 Acquired Hotels”) and the four hotel properties we acquired in 2016 (the “2016 Acquired Hotels”) from the date of acquisition through December 31, 2017, and operating information (occupancy, ADR, and RevPAR) for the period each hotel was owned. Accordingly, the information does not reflect a full twelve months of operations in 2017 for the 2017 Acquired Hotels or a full twelve months of operations in 2016 for the 2016 Acquired Hotels. The combined 2017 Acquired Hotels and 2016 Acquired Hotels are referred to as the “2017/2016 Acquired Hotels.”

Revenues. Total revenues for the total portfolio increased $41.4 million, or 8.7%, in 2017. The growth was due to incremental revenues of $72.7 million generated by the 2017/2016 Acquired Hotels, partially offset by a $0.3 million decline in same-store revenues and a $31.0 million decline in revenue related to the hotel properties sold after December 31, 2015.

Same-store revenues were flat from 2016 to 2017. RevPAR for the total portfolio increased by 4.9% in 2017 compared to 2016 as the result of the purchase of higher RevPAR hotel properties with the 2017/2016 Acquired Hotels, which produced an aggregate RevPAR of $134.15 in 2017; the sale of lower RevPAR hotels since December 31, 2016, which produced an aggregate RevPAR of $81.00 in 2016; and an increase in RevPAR for same-store hotel properties of 0.2% in 2017.

Expenses. The $23.4 million increase in total portfolio expenses in 2017 compared to 2016 is the result of incremental expenses of $37.0 million due to the 2017/2016 Acquired Hotels and an increase in same-store expenses of $5.4 million, partially offset by a decline in expenses of $19.0 million related to properties sold after December 31, 2015. The increase in total portfolio and same-store expenses in 2017 compared to 2016 was primarily driven by increased labor costs.

Property taxes, insurance and other. The increase in property taxes, insurance and other of $7.2 million in 2017 compared to 2016 is primarily due to an increase in property taxes related to the 2017/2016 Acquired Hotels of $5.7 million and an increase in same-store property taxes of $2.5 million, partially offset by a $1.3 million reduction in property tax expense related to the hotel properties sold after December 31, 2015.

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

Gain on Disposal of Assets. Gain on disposal of assets decreased by $6.6 million in 2017.  This reduction is primarily due to the sale of ten hotels in 2016 for a net gain of $49.8 million compared to the sale of 12 hotels in 2017 for a net gain of $29.3 million and the recognition of $15.0 million in deferred gains in 2017 related to the HIT Sale.

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

The following is a reconciliation of our GAAP net income to FFO and AFFO for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share/unit amounts):

	2018	2017	2016
Net income	$91,126	$99,521	$108,261
Preferred dividends	(16,671)	(17,408)	(18,232)
Premium on redemption of preferred stock	(3,277)	(2,572)	(2,125)
Net income applicable to common shares and common units	71,178	79,541	87,904
Real estate-related depreciation	100,545	85,524	72,063
Loss on impairment of assets	1,075	—	577
Gain on disposal of assets, net	(41,474)	(43,209)	(49,855)
FFO applicable to common shares and common units	131,324	121,856	110,689
Amortization of lease-related intangible assets, net	712	—	—
Amortization of deferred financing costs	1,973	2,022	2,143
Amortization of franchise fees	468	403	343
Equity-based compensation	6,665	5,887	4,221
Hotel property acquisition costs	—	354	3,492
Debt transaction costs	401	195	538
Premium on redemption of preferred stock	3,277	2,572	2,125
Non-cash interest income	(2,045)	(284)	—
Casualty (recoveries) losses, net	(1,786)	500	222
Non-cash income tax related to adjustment to deferred tax asset	—	606	—
AFFO applicable to common shares and common units	$140,989	$134,111	$123,773
Weighted average diluted common shares/common units (1)	104,315	100,372	87,798
FFO per common share/common unit	$1.26	$1.21	$1.26
AFFO per common share/common unit	$1.35	$1.34	$1.41

(1)       Includes Common Units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the Common Units are redeemable for cash or, at our election, shares of our common stock.

During the year ended December 31, 2018, AFFO applicable to common shares and common units increased $6.9 million, or 5.1%, over the prior year due primarily to an increase in operating income and a reduction in income taxes, partially offset by an increase in interest expense.

During the year ended December 31, 2017, AFFO applicable to common shares and common units increased $10.3 million, or 8.4%, over the prior year due primarily to an increase in operating income partially offset by an increase in income taxes.

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

Nareit recommended that companies report EBITDAre in all financial reports for periods beginning after December 31, 2017. We have adopted Nareit’s presentation of EBITDAre for this Annual Report on Form 10-K.

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

The following is a reconciliation of our GAAP net income to EBITDAre for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Net income	$91,126	$99,521	$108,261
Depreciation and amortization	101,013	85,927	72,406
Interest expense	41,944	29,687	28,091
Interest income	(229)	(104)	(22)
Income tax (benefit) expense	(922)	1,674	(1,450)
EBITDA	232,932	216,705	207,286
Loss on impairment of assets	1,075	—	577
Gain on disposal of assets, net	(41,474)	(43,209)	(49,855)
EBITDAre	192,533	173,496	158,008
Amortization of lease-related intangible assets, net	712	—	—
Equity-based compensation	6,665	5,887	4,221
Hotel property acquisition costs	—	354	3,492
Debt transaction costs	401	195	538
Non-cash interest income	(2,045)	(284)	—
Casualty (recoveries) losses, net	(1,786)	500	222
Adjusted EBITDAre	$196,480	$180,148	$166,481

During the year ended December 31, 2018, Adjusted EBITDAre increased $16.3 million, or 9.1%, from the prior year primarily due to an increase in operating income partially offset by an increase in corporate general and administrative expenses and a reduction in other income.

During the year ended December 31, 2017, Adjusted EBITDAre increased $13.7 million, or 8.2%, from the prior year primarily due to increases in operating income and other income and a reduction in corporate general and administrative expenses.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with internal and brand standards, capital expenditures to improve our hotel properties, hotel development costs, acquisitions, interest payments, settlement of interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, corporate overhead, and distributions to our stockholders. Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other non-recurring capital expenditures that periodically are made with respect to our hotel properties, dividend distributions, and scheduled debt payments, including maturing loans.

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

We expect to satisfy our liquidity requirements with cash provided by operations, working capital, short-term borrowings under our $600 million senior unsecured credit and term loan facility, term debt, repayment of notes receivable, the strategic sale of hotels and the release of restricted cash upon satisfaction of the usage requirements. In addition, we may fund the purchase price of hotel acquisitions, hotel development costs, and cost of required capital improvements by borrowing under our senior unsecured credit and term loan facility, assuming mortgage debt from the seller on acquired hotels, issuing securities (including common units issued by our Operating Partnership), or incurring mortgage or other types of debt. Further, we may seek to meet our liquidity requirements by raising capital through public or private offerings of our equity or debt securities. However, certain factors may have an adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders, volatility in the equity and debt capital markets and other market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all. We believe that our cash provided by operations, working capital, borrowings available under our $600 million senior unsecured credit and term loan facility (defined below), our MetaBank Loan, our 2018 Term Loan, and our 2017 Term Loan and other sources of funds available to us will be sufficient to meet our ongoing liquidity requirements for at least the next twelve months.

On December 31, 2018, we repaid four mortgage loans with Voya that had a maturity date of March 1, 2019 and totaled $107.1 million. There were no prepayment penalties associated with this transaction.

On December 6, 2018, the Company entered into a new $600 million senior unsecured credit facility that replaced the former $450 million senior unsecured credit facility.  The new credit facility extended the maturity date of the revolving line of credit under the former credit facility from 2020 to 2023 and the maturity date of the term loan component under the former credit facility from 2021 to 2024.  See “Outstanding Indebtedness” below for further information.

On April 2, 2018, we repaid four mortgage loans with Western Alliance Bank with a maturity date of April 1, 2020 and totaled $23.9 million. There were no prepayment penalties associated with this transaction.

On February 15, 2018, we entered into a $225.0 million unsecured term loan with KeyBank National Association as administrative agent (the "2018 Term Loan") which includes an accordion feature which allows us to increase the total commitments by an aggregate of $150.0 million prior to the maturity date, subject to certain conditions. See "Outstanding Indebtedness" below for further information.

At December 31, 2018, our scheduled debt principal amortization payments during the next 12 months total approximately $4.6 million. Although we believe we will have the capacity to pay these scheduled principal debt payments or that we will be able to fund them using draws under the 2018 Unsecured Credit Facility, there can be no assurances that our credit facility will be available to repay such amortizing debt as draws under our credit facility are subject to certain financial covenants. At December 31, 2018, we were in compliance with all of our covenants under the $600 million senior unsecured credit and term loan facility.

We have made three mezzanine construction loans to fund up to an aggregate of $29.6 million for the development of three hotel properties. These three real estate loans closed in the fourth quarter of 2017 and each has a stated interest rate of 8.0% and an initial term of approximately three years.  As of December 31, 2018, we have funded the full amount of $29.6 million. See "Note 4 - Investment in Real Estate Loans" to the Consolidated Financial Statements for additional information concerning these loans and our rights to acquire ownership of the properties.

Outstanding Indebtedness

At December 31, 2018, we had $200.0 million in outstanding indebtedness secured by first priority mortgage liens on 21 hotel properties. We also had borrowed $315.0 million on our $600 million senior unsecured credit and term loan facility (the “2018 Unsecured Credit Facility”), $225.0 million on our 2018 Term Loan, and $225.0 million on our 2017 Term Loan, each of which were supported at December 31, 2018 by a borrowing base of 56 unencumbered hotel properties. At December 31, 2018, the maximum amount of borrowing permitted under the 2018 Unsecured Credit Facility was $600.0 million, of which we had borrowed $315.0 million and $285.0 million was available to borrow. Please see "Note 6 - Debt" to the Consolidated Financial Statements for additional information concerning the 2018 Unsecured Credit Facility, the 2018 Term Loan and the 2017 Term Loan.

On June 11, 2018, we entered into a $75.0 million interest rate swap agreement with an effective date of September 28, 2018 and a $125.0 million interest rate swap with an effective date of December 31, 2018, to fix the interest rate on a portion of our variable interest rate unsecured indebtedness.  The swaps convert LIBOR from a floating rate to an average fixed rate of 2.91%.

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

We have obtained financing through debt instruments having staggered maturities and intend to continue to do so in the future. Our debt includes, and may include in the future, debt secured by first priority mortgage liens on certain hotel properties and unsecured debt. We believe we will have adequate liquidity to meet the requirements for scheduled maturities and principal repayments. However, we can provide no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, whether such refinancing will be available on favorable terms.

Our outstanding indebtedness requires us to comply with various financial and other covenants. We are currently in compliance with all covenants.

See "Note 6 - Debt" to the Consolidated Financial Statements for additional information concerning our 2018 Unsecured Credit Facility, 2018 Term Loan, and other unsecured and secured indebtedness of the Company.

     A summary of our debt at December 31, 2018 is as follows (dollars in thousands):

Lender	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Encumbered Properties	Principal Amount Outstanding
$600 Million Senior Unsecured Credit and Term Loan Facility
Deutsche Bank AG New York Branch
$400 Million Revolver	4.15% Variable	n/a	March 31, 2023	n/a	$115,000
$200 Million Term Loan	4.10% Variable	n/a	April 1, 2024	n/a	200,000
Total Senior Unsecured Credit and Term Loan Facility					315,000

Unsecured Term Loans
KeyBank National Association
Term Loan	4.10% Variable	n/a	November 25, 2022	n/a	225,000
KeyBank National Association
Term Loan	4.40% Variable	n/a	February 14, 2025	n/a	225,000

Secured Mortgage Indebtedness
KeyBank National Association	4.46% Fixed	30	February 1, 2023	4	26,357
	4.52% Fixed	30	April 1, 2023	3	20,444
	4.30% Fixed	30	April 1, 2023	4	19,777
	4.95% Fixed	30	August 1, 2023	2	35,411
MetaBank	4.44% Fixed	25	July 1, 2027	3	47,640
Bank of Cascades (1)	4.50% Variable	25	December 19, 2024	1	8,757
	4.30% Fixed	25	December 19, 2024	—	8,757
Compass Bank	4.90% Variable	25	May 6, 2020	3	22,151
U.S. Bank, NA	6.13% Fixed	25	November 11, 2021	1	10,717
Total Mortgage Loans				21	200,011
Total Debt					$965,011

(1) The Bank of Cascades mortgage loans are secured by the same collateral and cross-defaulted.

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

The Company's former Chief Financial Officer retired on March 31, 2018. In connection with his retirement, the Company recorded $1.0 million of additional stock-based compensation expense during the year ended December 31, 2018 related to the modification of certain stock award agreements.

Capital Expenditures

During the year ended December 31, 2018, we funded $66.6 million in capital expenditures.  We anticipate spending an estimated $40.0 million to $60.0 million on capital expenditures in 2019. We expect to fund these expenditures through a combination of cash provided by operations, working capital, release of restricted cash, borrowings under the 2018 Unsecured Credit Facility, or other potential sources of capital, to the extent available to us.

Cash Flow Analysis

The following table summarizes changes in cash flows for the years ended December 31, 2018 and December 31, 2017:

	For the Years Ended December 31,
	2018	2017	Change
	(in thousands)
Net cash provided by operating activities	$161,651	$147,692	$13,959
Net cash used in investing activities	(63,057)	(511,708)	448,651
Net cash (used in) provided by financing activities	(92,045)	370,448	(462,493)
Net change in cash and cash equivalents	$6,549	$6,432	$117

The increase in net cash provided by operating activities of $14.0 million from 2017 to 2018 primarily resulted from an increase in net income of $8.0 million, after adjusting for non-cash items, such as depreciation and amortization and gains on the sale of assets, and net changes in working capital of $6.0 million primarily due to the timing of working capital changes.

The $448.7 million reduction in net cash used in investing activities in 2018 compared with 2017 is primarily due to a decrease in cash used for asset acquisitions of $517.8 million, a decrease in investments in hotel properties under development of $7.6 million and a decrease of $1.7 million in funding of real estate loans. These declines were partially offset by a reduction in proceeds from asset dispositions of $16.7 million, a reduction in repayments of real estate loans receivable of $32.3 million and an increase in capital expenditures of $29.4 million.

The $462.5 million decrease in net cash from financing activities in 2018 compared with 2017 is primarily due to the decrease in net proceeds from stock offerings of $318.3 million due to the equity issuances in 2017, a decrease in net borrowings of $123.7 million, an increase in cash paid for the redemption of preferred stock of $10.0 million and an increase in dividends of $6.6 million.

The following table summarizes changes in cash flows for the years ended December 31, 2017 and December 31, 2016:

	For the Years Ended December 31,
	2017	2016	Change
	(in thousands)
Net cash provided by operating activities	$147,692	$136,740	$10,952
Net cash used in investing activities	(511,708)	(151,440)	(360,268)
Net cash provided by financing activities	370,448	21,876	348,572
Net change in cash and cash equivalents	$6,432	$7,176	$(744)

The increase in net cash provided by operating activities of $11.0 million from 2016 to 2017 primarily resulted from an increase in net income of $15.5 million, after adjusting for non-cash items, such as depreciation and amortization and gains on the sale of assets, partially offset by net changes in working capital of $4.6 million primarily due to the timing of working capital changes.

The $360.3 million increase in net cash used in investing activities in 2017 compared with 2016 is primarily due to an increase in cash used for asset acquisitions of $344.1 million, a reduction in proceeds from asset dispositions of $24.6 million, an increase in investments in hotel properties under development of $21.0 million, and a change in escrow deposits for acquisitions of hotel properties of $10.0 million. These outflows were partially offset by net repayments of real estate loans receivable of $34.3 million and a reduction in capital expenditures of $5.2 million.

The $348.6 million increase in net cash from financing activities in 2017 compared with 2016 is primarily due to the increase in net proceeds from stock offerings of $157.0 million and an increase in net borrowings of $235.1 million, partially offset by an increase in cash paid for the redemption of preferred stock of $25.0 million and an increase in dividends of $18.9 million.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at December 31, 2018 (dollars in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Debt obligations (1)	$965,011	$4,647	$40,277	$338,468	$581,619
Currently projected interest (2)	209,800	41,944	83,352	63,211	21,293
Operating lease obligations (3)	38,889	6,383	3,987	2,564	25,955
Purchase obligations (4)	12,602	12,602	—	—	—
Total	$1,226,302	$65,576	$127,616	$404,243	$628,867

(1)	Amounts shown include amortization of principal and debt maturities.

(2)	Interest payments on our variable rate debt have been estimated using the interest rates in effect at December 31, 2018, after giving effect to our interest rate swaps.

(3)
Amounts consist primarily of non-cancelable ground lease and corporate office lease obligations. Subsequent to December 31, 2018, we exercised our option pursuant to a ground lease agreement to purchase the land under our hotel property in Baltimore (Hunt Valley), MD for $4.1 million, which resulted in a termination of obligations under the ground lease. As a result, this hotel property is no longer subject to a ground lease. As such, the table above reflects payments through the sale date.

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

Critical Accounting Policies

See "Note 2 - Basis of Presentation and Significant Accounting Policies" to the Consolidated Financial Statements.

New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. We adopted ASU No. 2016-02 on January 1, 2019. We applied the modified retrospective approach such that we will account for leases that commenced before the effective date of ASU No. 2016-02 in accordance with previous GAAP unless the lease is modified, except we will recognize right-of-use assets and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The adoption of ASU No. 2016-02 will result in the recognition of incremental right-of-use assets and related lease liabilities of approximately $24.0 million on the Consolidated Balance Sheet as of January 1, 2019.

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

In August 2018, the FASB issued ASU No. 2018-15, Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement, which clarifies how an entity should account for fees paid in a cloud computing arrangement. ASU 2018-15 is effective for our fiscal year commencing on January 1, 2020, with early adoption permitted. The adoption of ASU No. 2018-15 will not have a material effect on our consolidated financial position or results of operations.

See "Note 2 - Basis of Presentation and Significant Accounting Policies" to the Consolidated Financial Statements.

Recent Developments

Ground Lease Buy-out

On January 31, 2019, we exercised our option pursuant to a ground lease agreement to purchase the land under our hotel property in Baltimore (Hunt Valley), MD for $4.1 million, which resulted in a termination of obligations under the ground lease. As a result, this hotel property is no longer subject to a ground lease.

Equity Transactions

On February 1, 2019, our Board of Directors declared cash dividends of $0.18 per share of common stock, $0.403125 per share of 6.45% Series D Cumulative Redeemable Preferred Stock, and $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock. These dividends are payable February 28, 2019 to stockholders of record on February 14, 2019.

Asset Sales

On February 12, 2019, we completed the sale of two hotel properties, the Country Inn & Suites - Charleston, WV and the Holiday Inn Express - Charleston, WV, for an aggregate sales price of $11.6 million.

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

Our interest rate derivatives are based on USD-LIBOR. In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("AARC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

At December 31, 2018, we were party to four interest rate derivative agreements pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

			Notional Amount
Contract date	Effective Date	Expiration Date	December 31, 2018
October 2, 2017	January 29, 2018	January 31, 2023	$100,000
October 2, 2017	January 29, 2018	January 31, 2023	100,000
June 11, 2018	September 28, 2018	September 30, 2024	75,000
June 11, 2018	December 31, 2018	December 31, 2025	125,000
			$400,000

     At December 31, 2018, after giving effect to our interest rate derivative agreements, $569.1 million, or 59.0%, of our debt had fixed interest rates and $395.9 million, or 41.0%, had variable interest rates.  At December 31, 2017, after giving effect to our interest rate derivative agreements, $386.3 million, or 44.2%, of our debt had fixed interest rates and $486.8 million, or 55.8%, had variable interest rates. Taking into consideration our existing interest rate swaps an increase in interest rates of 1.0% would decrease our cash flows by approximately $4.0 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At December 31, 2018, we have scheduled payments of principal on debt in 2019 totaling approximately $4.6 million.

Item 8.        Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are included on pages F-1 through F-42 of this Annual Report on Form 10-K and are incorporated by reference herein.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that we had effective internal control over financial reporting as of December 31, 2018.

Ernst & Young LLP, our independent registered public accounting firm, has issued an auditor’s attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. This report is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the three months ended December 31, 2018.

Item 9B.    Other Information.

None.

 PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Definitive Proxy Statement on Schedule 14A (the “2019 Proxy Statement”) for the 2019 Annual Meeting of Stockholders.

Item 11.                          Executive Compensation.

The information required by this item is incorporated by reference to our 2019 Proxy Statement.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our 2019 Proxy Statement.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our 2019 Proxy Statement.

Item 14.                          Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our 2019 Proxy Statement.

PART IV

Item 15.                          Exhibits and Financial Statement Schedules.

1.              Financial Statements:

Included herein at pages F-1 through F-38

2.              Financial Statement Schedules:

The following financial statement schedule is included herein at pages F-39 - F-42.

Schedule III — Real Estate and Accumulated Depreciation

All schedules for which provision is made in Regulation S-X are either not required to be included herein pursuant to the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement.

3.              Exhibits:

The following exhibits are filed as part of this report:

EXHIBITS

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

3.19
Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP. (incorporated by reference to Exhibit 3.19 of the Annual Report filed by Summit Hotel Properties, Inc. On February 21, 2018).

4.1
Specimen certificate of common stock of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on February 7, 2011).

10.1
$600,000,000 Credit Agreement, dated as of December 6, 2018, amoung Summit Hotel OP, LP, as Borrower, Summit Hotel Properties, Inc., as Parent Guarantor, the other guarantors named therein, as Subsidiary Guarantors, the Intial Lenders, Intial Issuing Banks and Swing Lane Banks, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A., and Regions Banks, as Co-Syndication Agents, with Deutsche Bank Securities INC., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and as Joint Bookrunners (incorporated by refrence to Exhibit 10.1 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on December 10, 2018).

10.2
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

10.3
First Amendment to Credit Agreement, dated as of September 26, 2017, among Summit Hotel OP, LP, Deutsche Bank AG New York Branch and the financial institutions party to the Credit Agreement (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on October 30, 2017).

10.4
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

10.5
First Amended and Restated Credit Agreement, dates as of February 15, 2018, among Summit Hotel OP, LP, as Borrower, Summit Hotel Properties, Inc., as Parent Guarantor, the other guarantors named herein, as subsidiary guarantors, the initial lenders named herein, as initial lenders, Keybank National Association, as Administrative Agent, Regions Bank, Raymond James Bank, N.A., PNC Bank, National Association, Capital One, National Association, and Branch Banking and Trust Company, as co-syndication agents, and Keybanc Capital Markets, Inc., as sole bookrunner, Keybanc Capital Markets, Inc., Regions Capital Markets, Raymond James Bank, N.A., PNC Capital Markets LLC, Capital One, National Association, and Branch Banking and Trust Company as joint lead arrangers. (incorporated by reference to Exhibit 10.9 of the Annual Report filed by Summit Hotel Properties, Inc. on February 21, 2018.

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

10.13*
Form of Incentive Award Agreement between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 3, 2016).

10.14*
Employment Agreement, dated May 28, 2014, between Summit Hotel Properties, Inc. and Daniel P. Hansen (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 6, 2014).

10.15*
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

10.17*
Employment Agreement, dated September 11, 2014 and effective as of October 1, 2014, between Summit Hotel Properties, Inc. and Greg A. Dowell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on September 11, 2014).

10.18*
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

10.20*
Separation Agreement and Mutual General Release, dated January 24, 2018, between Summit Hotel Properties, Inc. and Greg A. Dowell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 26, 2018).

10.21*
First Amendment to Stock Award Agreement (Performance Shares), dated January 24, 2018, between Summit Hotel Properties, Inc. and Greg A. Dowell (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 26, 2018).

10.22*
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

10.24
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Robert W. Baird & Co. Incorporated (the form of which is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.25
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Robert W. Baird & Co. Incorporated (the form of which is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.26
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Raymond James & Associates, Inc. (the form of which is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.27
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Merill Lynch (the form of which is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.28
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Pierce (the form of which is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.29
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Fenner & Smith Incorporated (the form of which is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.30
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Deutsche Bank Securities Inc. (the form of which is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.31
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and RBC Capital Markets LLC (the form of which is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.32
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and KeyBanc Capital Markets Inc. (the form of which is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.33
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Jefferies LLC (the form of which is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.34
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and BB&T Capital Markets, a division of BB&T Securities, LLC (the form of which is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.35
Sales Agreement, dated as of May 25, 2017, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and BTIG, LLC (the form of which is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

21.1†	List of Subsidiaries of Summit Hotel Properties, Inc.
23.1†	Consent of Ernst & Young, LLP
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document
 * Management contract or compensatory plan or arrangement.
† Filed herewith
(1) Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: February 26, 2019	By:	/s/ Daniel P. Hansen
Daniel P. Hansen
Chairman of the Board of Directors
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel P. Hansen	Chairman of the Board of Directors President and Chief Executive Officer	February 26, 2019
Daniel P. Hansen	(principal executive officer)

/s/ Jonathan P. Stanner	Executive Vice President, Chief Financial Officer and Treasurer	February 26, 2019
Jonathan P. Stanner	(principal financial officer)

/s/ Paul Ruiz	Senior Vice President and Chief Accounting Officer	February 26, 2019
Paul Ruiz	(principal accounting officer)

/s/ Bjorn R. L. Hanson	Director	February 26, 2019
Bjorn R. L. Hanson

/s/ Jeffrey W. Jones	Director	February 26, 2019
Jeffrey W. Jones

/s/ Kenneth J. Kay	Director	February 26, 2019
Kenneth J. Kay

/s/ Thomas W. Storey	Director	February 26, 2019
Thomas W. Storey

/s/ Hope S. Taitz	Director	February 26, 2019
Hope S. Taitz

SUMMIT HOTEL PROPERTIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Summit Hotel Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Hotel Properties, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

Austin, Texas

February 26, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Summit Hotel Properties, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Summit Hotel Properties, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Summit Hotel Properties, Inc.’s (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Summit Hotel Properties, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 26, 2019 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Austin, Texas

February 26, 2019

Summit Hotel Properties, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2018	2017
ASSETS
Investment in hotel properties, net	$2,065,554	$2,059,492
Investment in hotel properties under development	—	23,793
Undeveloped land	2,267	2,942
Assets held for sale, net	7,633	1,193
Investment in real estate loans, net	30,700	12,356
Cash and cash equivalents	44,088	36,545
Restricted cash	28,468	29,462
Trade receivables, net	13,978	16,985
Prepaid expenses and other	10,111	9,454
Deferred charges, net	4,691	5,221
Other assets	14,807	12,431
Total assets	$2,222,297	$2,209,874
LIABILITIES AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$958,712	$868,236
Accounts payable	5,391	7,774
Accrued expenses and other	66,050	56,488
Total liabilities	1,030,153	932,498
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
7.125% Series C - 3,400,000 shares issued and outstanding at December 31, 2017 (aggregate liquidation preference of $85,522 at December 31, 2017)	—	34
6.45% Series D - 3,000,000 shares issued and outstanding at December 31, 2018 and 2017 (aggregate liquidation preference of $75,417 at December 31, 2018 and 2017)	30	30
6.25% Series E - 6,400,000 shares issued and outstanding at December 31, 2018 and 2017 (aggregate liquidation preference of $160,861 at December 31, 2018 and 2017)	64	64
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 104,783,179 and 104,287,128 shares issued and outstanding at December 31, 2018 and 2017, respectively	1,048	1,043
Additional paid-in capital	1,185,310	1,262,679
Accumulated other comprehensive (loss) income	(1,441)	1,451
Retained earnings	4,838	9,201
Total stockholders’ equity	1,189,849	1,274,502
Non-controlling interests in operating partnership	2,295	2,874
Total equity	1,192,144	1,277,376
Total liabilities and equity	$2,222,297	$2,209,874

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2018	2017	2016
Revenues:
Room	$523,439	$479,934	$443,270
Food and beverage	24,773	21,919	19,777
Other	19,058	13,524	10,888
Total revenues	567,270	515,377	473,935
Expenses:
Room	119,724	108,715	97,358
Food and beverage	19,447	17,002	14,841
Other hotel operating expenses	158,917	144,258	134,420
Property taxes, insurance and other	43,339	37,419	30,250
Management fees	18,521	18,210	18,812
Depreciation and amortization	101,013	85,927	72,406
Corporate general and administrative	21,509	19,597	19,292
Hotel property acquisition costs	—	354	3,492
Loss on impairment of assets	1,075	—	577
Total expenses	483,545	431,482	391,448
Gain on disposal of assets, net	41,474	43,209	49,855
Operating income	125,199	127,104	132,342
Other income (expense):
Interest expense	(41,944)	(29,687)	(28,091)
Other income, net	6,949	3,778	2,560
Total other expense	(34,995)	(25,909)	(25,531)
Income from continuing operations before income taxes	90,204	101,195	106,811
Income tax benefit (expense) (Note 13)	922	(1,674)	1,450
Net income	91,126	99,521	108,261
Non-controlling interest in Operating Partnership	(205)	(307)	(456)
Net income attributable to Summit Hotel Properties, Inc.	90,921	99,214	107,805
Preferred dividends	(16,671)	(17,408)	(18,232)
Premium on redemption of preferred stock	(3,277)	(2,572)	(2,125)
Net income attributable to common stockholders	$70,973	$79,234	$87,448
Earnings per share:
Basic and diluted	$0.68	$0.79	$1.00
Weighted average common shares outstanding:
Basic	103,623	99,406	86,874
Diluted	103,842	99,780	87,343
Dividends per share	$0.72	$0.67	$0.55

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net income	$91,126	$99,521	$108,261
Other comprehensive income, net of tax:
Changes in fair value of derivative financial instruments	(2,900)	2,437	693
Comprehensive income	88,226	101,958	108,954
Comprehensive income attributable to non-controlling interests:
Less - Comprehensive income attributable to non-controlling interest in Operating Partnership	(197)	(316)	(460)
Comprehensive income attributable to Summit Hotel Properties, Inc.	88,029	101,642	108,494
Preferred dividends	(16,671)	(17,408)	(18,232)
Premium on redemption of preferred stock	(3,277)	(2,572)	(2,125)
Comprehensive income attributable to common stockholders	$68,081	$81,662	$88,137

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2018, 2017 and 2016
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in Excess of Retained Earnings)	Total Shareholders’ Equity	Non-controlling Interests in Operating Partnership
										Total Equity
Balance at December 31, 2015	8,400,000	$84	86,793,521	$868	$894,060	$(1,666)	$(40,635)	$852,711	$4,215	$856,926
Net proceeds from sale of common stock	—	—	6,151,514	62	88,995	—	—	89,057	—	89,057
Net proceeds from sale of preferred stock	3,000,000	30	—	—	72,260	—	—	72,290	—	72,290
Redemption of preferred stock	(2,000,000)	(20)	—	—	(47,855)	—	(2,125)	(50,000)	—	(50,000)
Common stock redemption of common units	—	—	119,308	1	1,022	—	—	1,023	(1,023)	—
Dividends paid	—	—	—	—	—	—	(66,467)	(66,467)	(246)	(66,713)
Equity-based compensation	—	—	522,748	5	4,194	—	—	4,199	22	4,221
Shares acquired for employee withholding requirements	—	—	(61,622)	(1)	(1,264)	—	—	(1,265)	—	(1,265)
Other comprehensive income	—	—	—	—	—	689	—	689	4	693
Net income	—	—	—	—	—	—	107,805	107,805	456	108,261
Balance at December 31, 2016	9,400,000	94	93,525,469	935	1,011,412	(977)	(1,422)	1,010,042	3,428	1,013,470
Net proceeds from sale of common stock	—	—	10,350,000	104	163,471	—	—	163,575	—	163,575
Net proceeds from sale of preferred stock	6,400,000	64	—	—	154,668	—	—	154,732	—	154,732
Redemption of preferred stock	(3,000,000)	(30)	—	—	(72,423)	—	(2,572)	(75,025)	—	(75,025)
Common stock redemption of common units	—	—	73,322	1	650	—	—	651	(651)	—
Dividends paid	—	—	—	—	—	—	(86,019)	(86,019)	(241)	(86,260)
Equity-based compensation	—	—	397,448	4	5,861	—	—	5,865	22	5,887
Shares acquired for employee withholding requirements	—	—	(59,111)	(1)	(960)	—	—	(961)	—	(961)
Other comprehensive income	—	—	—	—	—	2,428	—	2,428	9	2,437
Net income	—	—	—	—	—	—	99,214	99,214	307	99,521
Balance at December 31, 2017	12,800,000	128	104,287,128	1,043	1,262,679	1,451	9,201	1,274,502	2,874	1,277,376
Redemption of preferred stock	(3,400,000)	(34)	—	—	(81,689)	—	(3,277)	(85,000)	—	(85,000)
Common stock redemption of common units	—	—	64,126	1	576	—	—	577	(577)	—
Dividends paid	—	—	—	—	—	—	(92,007)	(92,007)	(218)	(92,225)
Equity-based compensation	—	—	619,775	6	6,640	—	—	6,646	19	6,665
Shares acquired for employee withholding requirements	—	—	(187,850)	(2)	(2,722)	—	—	(2,724)	—	(2,724)
Other	—	—	—	—	(174)	—	—	(174)	—	(174)
Other comprehensive loss	—	—	—	—	—	(2,892)	—	(2,892)	(8)	(2,900)
Net income	—	—	—	—	—	—	90,921	90,921	205	91,126
Balance at December 31, 2018	9,400,000	$94	104,783,179	$1,048	$1,185,310	$(1,441)	$4,838	$1,189,849	$2,295	$1,192,144

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$91,126	$99,521	$108,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,013	85,927	72,406
Amortization of deferred financing costs	1,973	2,022	2,143
Loss on impairment of assets	1,075	—	577
Equity-based compensation	6,665	5,887	4,221
Deferred tax asset, net	(430)	887	(2,391)
Realization of deferred gain	—	(15,000)	(5,000)
Gain on disposal of assets, net	(41,474)	(28,209)	(44,855)
Non-cash interest income	(2,045)	(284)	—
Other	1,171	323	180
Changes in operating assets and liabilities:
Trade receivables, net	2,787	(5,032)	(2,655)
Prepaid expenses and other	(1,127)	(2,454)	(626)
Accounts payable	(424)	(491)	1,676
Accrued expenses and other	1,341	4,595	2,803
NET CASH PROVIDED BY OPERATING ACTIVITIES	161,651	147,692	136,740
INVESTING ACTIVITIES
Acquisitions of hotel properties	(71,002)	(588,822)	(244,714)
Improvements to hotel properties	(66,610)	(37,191)	(42,433)
Investment in hotel properties under development	(13,430)	(20,993)	—
Proceeds from asset dispositions, net of closing costs	104,030	120,733	145,347
Funding of real estate loans	(16,245)	(17,935)	(27,500)
Proceeds from repayment or sale of real estate loans	200	32,500	7,814
Decrease in escrow deposits for acquisitions	—	—	10,046
NET CASH USED IN INVESTING ACTIVITIES	(63,057)	(511,708)	(151,440)
FINANCING ACTIVITIES
Proceeds from issuance of debt	815,000	667,640	405,000
Principal payments on debt	(723,098)	(452,082)	(424,545)
Proceeds from equity offerings, net of issuance costs	—	318,307	161,347
Redemption of preferred stock	(85,000)	(75,025)	(50,000)
Dividends paid	(92,245)	(85,635)	(66,713)
Financing fees on debt and other issuance costs	(3,978)	(1,796)	(1,948)
Repurchase of common shares for withholding requirements	(2,724)	(961)	(1,265)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(92,045)	370,448	21,876
Net change in cash, cash equivalents and restricted cash	6,549	6,432	7,176
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	66,007	59,575	52,399
End of period	$72,556	$66,007	$59,575
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$38,743	$27,362	$26,156
Accrued acquisition costs and improvements to hotel properties	$6,084	$7,074	$3,071
Capitalized interest	$446	$301	$—
Cash payments for income taxes, net of refunds	$839	$623	$1,228
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

We focus primarily on owning premium-branded, select-service hotels. At December 31, 2018, our portfolio consisted of 77 hotels with a total of 11,659 guestrooms located in 26 states. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our short taxable year ended December 31, 2011. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiary (“TRS”). We indirectly own 100% of the outstanding equity interests in all of our TRS Lessees.

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

We monitor events and changes in circumstances for indicators that the carrying value of a hotel property or undeveloped land may be impaired. Additionally, we perform at least annual reviews to monitor the factors that could trigger an impairment.  Factors that we consider for an impairment analysis include, among others: i) significant underperformance relative to historical or anticipated operating results, ii) significant changes in the manner of use of a property or the strategy of our overall business, including changes in the estimated holding periods for hotel properties and land parcels, iii) a significant increase in competition, iv) a significant adverse change in legal factors or regulations, v) changes in values of comparable land sales, and vi) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows of the specific property and determine if the carrying amount of the asset is recoverable. If an impairment is identified, we estimate the fair value of the property based on discounted cash flows, third party appraisals, or sales price if the property is under contract and an adjustment is made to reduce the carrying value of the property to its estimated fair value.

Intangible Assets

We amortize intangible assets with determined finite useful lives using the straight-line method.  We do not amortize intangible assets with indefinite useful lives, but we evaluate these assets for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired.

Assets Held for Sale

We periodically review our hotel properties and our undeveloped land based on established criteria such as age, type of franchise, adverse economic and competitive conditions, and strategic fit to identify properties that we believe are either non-strategic or no longer complement our business. Based on our review, we periodically market properties for sale that no longer meet our investment criteria.

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

On January 1, 2018, we adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. As a result, we report changes in cash, cash equivalents and restricted cash on our Consolidated Statement of Cash Flows.

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

We regularly review the collectability of our trade receivables. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.1 million at December 31, 2018 and 2017. Bad debt expense was $0.6 million, $0.7 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Notes Receivables

We selectively provide mezzanine lending to developers, where we may also have the opportunity to acquire the hotel at or after the completion of the development project, and we also may provide seller financing under limited circumstances. We classify notes receivable as held-to-maturity and carry the notes receivable at cost less the unamortized discount, if any. We routinely evaluate our notes receivable for potential specific credit or collection issues that may indicate an impairment. Losses on notes receivable are recognized when incurred based on our best estimate of probable impairment.

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

Revenue Recognition

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers. In accordance with ASU No. 2014-09, revenues from the operation of our hotels are recognized when guestrooms are occupied, services have been rendered or fees have been earned. Revenues are recorded net of any discounts and sales and other taxes collected from customers. Revenues consist of room sales, food and beverage sales, and other hotel revenues and are presented on a disaggregated basis on our Consolidated Statements of Operations.

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

Other revenues such as for parking, meeting space or telephone services are recognized at the point in time or over the time period that the associated good or service is provided. Ancillary services such as parking at certain hotels are provided by third parties and we assesses whether we are the principal or agent in such arrangements. If we are determined to be the agent, revenue is recognized based upon the commission paid to us by the third party for the services rendered to our customers. If we are determined to be the principal, revenues are recognized based upon the gross contract price of the service provided. Certain of our hotels have retail spaces, restaurants or other spaces that we lease to third parties. Lease revenues are recognized on a straight line basis over the respective lease terms and are included in Other income on our Consolidated Statement of Operations.

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

Equity-Based Compensation

Our 2011 Equity Incentive Plan, which was amended and restated effective June 15, 2015 (as amended, the “Equity Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other stock-based awards. We account for the stock options granted upon completion of our initial public offering at fair value using the Black-Scholes option-pricing model and we account for all other awards of equity, including time-based and performance-based stock awards using the grant date fair value of those equity awards. Restricted stock awards with performance-based vesting conditions are market-based awards tied to total stockholder return and are valued using a Monte Carlo simulation model in accordance with ASC Topic 718, Compensation — Stock Compensation. We expense the fair value of awards under the Equity Plan ratably over the vesting period and market-based awards are not adjusted for performance. The amount of stock-based compensation expense may be subject to adjustment in future periods due to a change in forfeiture assumptions or modification of previously granted awards.

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

Substantially all of our assets are held by and all of our operations are conducted through our Operating Partnership. Partnerships are not subject to U.S. federal income taxes as revenues and expenses pass through to and are taxed on the owners. Generally, the states and cities where partnerships operate follow the U.S. federal income tax treatment. However, the re are a limited number of local and state jurisdictions that tax the taxable income of the Operating Partnership.  Accordingly, we provide for income taxes in these jurisdictions for the Operating Partnership.

Taxable income related to our TRS is subject to federal, state and local income taxes at applicable tax rates. Our consolidated income tax provision includes the income tax provision related to the operations of the TRS as well as state and local income taxes related to the Operating Partnership.

Where required, we account for federal and state income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for: i) the future tax consequences attributable to differences between carrying amounts of existing assets and liabilities based on GAAP and the respective carrying amounts for tax purposes, and ii) operating losses and tax-credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the change in tax rates. However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized based on consideration of available evidence, including future reversals of taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We perform a review of any uncertain tax positions and if necessary will record expected future tax consequences of uncertain tax positions in the financial statements.

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (the “TCJA”), was enacted. The TCJA made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Pursuant to this legislation, as of January 1, 2018, (1) the federal income tax rate applicable to corporations was reduced to 21%, (2) the highest marginal individual income tax rate was reduced to 37% (through taxable years ending in 2025), (3) the corporate alternative minimum tax was repealed, and (4) the backup withholding rate for U.S. stockholders was reduced to 24%. In addition, individuals, estates and trusts may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income,” subject to certain limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends would be 29.6% (through taxable years ending in 2025). The maximum rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests is also reduced from 35% to 21%. The deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. The reduced corporate tax rate will apply to our TRS and any other TRS that we form.

The reduced 21% federal income tax rate applicable to corporations applies to taxable earnings reported for the full 2018 fiscal year. Accordingly, we remeasured our net deferred tax assets as a result of the TCJA at December 31, 2017 using the lower federal tax rate that will apply when the deferred tax assets are expected to be realized. At September 30, 2018, we completed our accounting for all the enactment-date income tax effects of the act under ASC 740, Income Taxes. No additional adjustments were necessary for the year ended December 31, 2018.

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

We elected not to use the fair value option for cash and cash equivalents, restricted cash, trade receivables, prepaid expenses and other, debt, accounts payable, and accrued expenses and other. With the exception of our fixed-rate debt (See “Note 6 — Debt”), the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates.

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

Reclassifications

Certain amounts reported in the Consolidated Statements of Operations in previous periods have been disaggregated and reclassified to conform to the current period presentation. Revenues have been disaggregated into Rooms, Food and beverage, and Other. Direct and Indirect expense has been reclassified into Room, Food and beverage, and Other hotel operating expenses. Property taxes, insurance and other, and Management expenses are also separately reported. Additionally, Gain on disposal of assets, net has been reclassified from other income into operating income.

We have also reclassified certain intangible assets related to our acquisitions of hotel properties from Other assets to Investment in hotel properties, net, on the Consolidated Balance Sheet. See "Note 3 - Investment in Hotel Properties, net" of our Consolidated Financial Statements for further details.

These reclassifications, made at December 31, 2018 and for the year then ended, had no net effect on the previously reported financial position or results of operations.

New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which changes lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. We adopted ASU No. 2016-02 on January 1, 2019. We applied the modified retrospective approach such that we will account for leases that commenced before the effective date of ASU No. 2016-02 in accordance with previous GAAP unless the lease is modified, except we will recognize right-of-use assets and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The adoption of ASU No. 2016-02 will result in the recognition of incremental right-of-use assets and related lease liabilities of approximately $24.0 million on the Consolidated Balance Sheet as of January 1, 2019.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which clarifies when an entity recognizes a credit loss on certain financial assets. ASU 2016-13 is effective for our fiscal year commencing on January 1, 2020, with early adoption permitted. The adoption of ASU No. 2016-13 will not have a material effect on our consolidated financial position or results of operations.

In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies how an entity should measure certain equity securities. ASU 2018-03 is effective for our fiscal year commencing on January 1, 2019. We early adopted ASU No. 2018-03 for our fiscal year commencing on January 1, 2018. The adoption of ASU No. 2018-03 did not have a material effect on our consolidated financial position or results of operations.

In August 2018, the FASB issued ASU No. 2018-15, Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement, which clarifies how an entity should account for fees paid in a cloud computing arrangement. ASU 2018-15 is effective for our fiscal year commencing on January 1, 2020, with early adoption permitted. The adoption of ASU No. 2018-15 will not have a material effect on our consolidated financial position or results of operations.

NOTE 3 –– INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties, net

Investment in hotel properties, net at December 31, 2018 and 2017 include (in thousands):

	2018	2017
Land	$288,833	$272,932
Hotel buildings and improvements	1,916,194	1,868,273
Intangible assets	22,064	22,764
Construction in progress	21,059	12,464
Furniture, fixtures and equipment	165,026	174,126
	2,413,176	2,350,559
Less - accumulated depreciation	(347,622)	(291,067)
	$2,065,554	$2,059,492

Depreciation expense was $100.5 million, $85.5 million, and $72.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Intangible assets included in Investment in hotel properties, net in our Consolidated Balance Sheets include the following (in thousands):

	Weighted Average Amortization Period (in Years)	2018	2017
Intangible assets:
Air rights (1)	n/a	$10,754	$10,754
Favorable leases (2)	41.5	10,550	10,569
In-place lease agreements	3.9	680	1,361
Other	n/a	80	80
		22,064	22,764
Less - accumulated amortization		(1,108)	(1,001)
Intangible assets, net		$20,956	$21,763

(1)	In conjunction with the acquisition of the Courtyard by Marriott - Charlotte, NC, the Company acquired certain air rights related to the hotel property.

(2)
Intangible assets are recorded on contracts assumed as part of the acquisition of certain hotels. Above-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts assumed and our estimate of the fair market contract rates for corresponding contracts measured over a period equal to the remaining non-cancelable term of the contracts assumed. Intangible assets are amortized over the remaining non-cancelable term of the related contracts.

Future amortization expense is expected to be as follows (in thousands):

Finite-Lived Intangible Assets
2019	$399
2020	362
2021	360
2022	274
2023	274
Thereafter	8,453
$10,122

Hotel Property Acquisitions

Hotel property acquisitions in 2018 and 2017 were as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Guestrooms	Purchase Price
Year Ended December 31, 2018
September 12, 2018	Residence Inn by Marriott	Boston (Watertown), MA	150	$71,000	(1)

Year Ended December 31, 2017
March 1, 2017	Homewood Suites	Aliso Viejo (Laguna Beach), CA	129	$38,000
March 30, 2017	Hyatt Place	Phoenix (Mesa), AZ	152	22,200
May 23, 2017	Courtyard by Marriott	Fort Lauderdale, FL	261	85,000
June 9, 2017	Courtyard by Marriott	Charlotte, NC	181	56,250
June 21, 2017	Portfolio Purchase - five properties (3)	various (3)	812	163,000
July 13, 2017	AC Hotel by Marriott	Atlanta, GA	255	57,500
November 14, 2017	Portfolio Purchase - four properties (4)	various (4)	652	164,000
			2,442	$585,950	(2)

(1)	The net assets acquired totaled $71.0 million due to the purchase at settlement of $0.1 million of net working capital liabilities and capitalized transaction costs of $0.1 million.

(2)	The net assets acquired totaled $588.8 million due to the purchase at settlement of $0.2 million of net working capital assets and capitalized transaction costs of $2.6 million.

(3)
On June 21, 2017, we acquired a portfolio of five hotels for an aggregate purchase price of $163.0 million. The hotels acquired included the Courtyard by Marriott - Fort Worth, TX, the Courtyard by Marriott - Kansas City, MO, the Courtyard by Marriott - Pittsburgh, PA, the Hampton Inn & Suites - Baltimore, MD, and the Residence Inn by Marriott - Baltimore, MD.

(4)
On November 14, 2017, we acquired a portfolio of four hotels for an aggregate purchase price of $164.0 million. The hotels acquired included the Courtyard by Marriott - New Haven, CT, the Hilton Garden Inn - Waltham, MA, the Homewood Suites - Tucson, AZ, and the Residence Inn by Marriott - Cleveland, OH.

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

	2018	2017
Land	$25,083	$98,639
Hotel buildings and improvements	42,676	447,477
Intangible assets	—	16,162
Furniture, fixtures and equipment	3,300	26,546
Other assets	123	2,738
Total assets acquired	71,182	591,562
Less other liabilities	(180)	(2,740)
Net assets acquired	$71,002	$588,822

All hotel purchases completed in 2018 and 2017 were deemed to be the acquisition of assets. Therefore, acquisition costs related to these transactions have been capitalized as part of the recorded amount of the acquired assets.

The results of operations of acquired hotel properties are included in the Consolidated Statements of Operations beginning on their respective acquisition dates. The following unaudited pro forma information includes operating results for 77 hotels owned as of December 31, 2018 as if all such hotels had been owned by us since January 1, 2017.  For hotels acquired by us after January 1, 2017 (the "Acquired Hotels"), we have included in the pro forma information the financial results of each of the Acquired Hotels for the period from January 1, 2017 to the date the Acquired Hotels were purchased by us (the "Preacquisition Period"). The financial results for the Pre-Acquisition Period were provided by the third-party owner of such Acquired Hotel prior to purchase by us and such information has not been audited or reviewed by our auditors or adjusted by us. For hotels sold by us between January 1, 2017 and December 31, 2018 (the "Disposed Hotels"), the unaudited pro forma information excludes the financial results, including gains on disposal of assets, of each of the Disposed Hotels for the period of ownership by us from January 1, 2017 through the date that the Disposed Hotels were sold by us. The unaudited pro forma information is included to enable comparison of results for the current reporting period to results for the comparable period of the prior year and is not indicative of what actual results of operations would have been had the hotel acquisitions and dispositions taken place on or before January 1, 2017. The pro forma amounts exclude the gain or loss on the sale of hotel properties during the years ended December 31, 2017 and 2018. This information does not purport to be indicative of or represent results of operations for future periods.

The unaudited condensed pro forma financial information for the 77 hotel properties owned at December 31, 2018 for the twelve months ended December 31, 2018 and 2017 is as follows (in thousands, except per share):

	2018	2017
Revenues	$557,262	$546,101
Income from hotel operations	$205,941	$206,262
Net income (1)	$48,979	$74,356
Net income attributable to common stockholders, net of amount allocated to participating securities (1) (2)	$28,676	$53,873
Basic and diluted net income per share attributable to common stockholders (1) (2)	$0.28	$0.54

(1)
Pro forma amounts include depreciation expense, property tax expense, interest expense, income tax expense, and corporate general and administrative expenses totaling $194.4 million and $164.0 million for the twelve months ended December 31, 2018 and 2017, respectively.

(2)	Pro forma amounts for the twelve months ended December 31, 2018 and 2017 include the effect of the premium on redemption of preferred stock of $3.3 million and $2.6 million, respectively.

Recently Developed Property

We completed the development and commenced operations of the new 168-guestroom Hyatt House Across From Orlando Universal Resort™ on June 27, 2018. The total construction cost for this hotel was $32.8 million, excluding land that we acquired in a prior-year transaction. The carrying amount for this hotel includes internal capitalized costs of $1.6 million. Total costs of $37.2 million, including the carrying amount of the land of $2.8 million, were reclassified as Investment in hotel properties, net upon completion of construction.

Asset Sales

A summary of the dispositions in 2018 and 2017 follows (dollars in thousands):

Disposition Date	Franchise/Brand	Location	Guestrooms	Gross Sales Price	Aggregate Gain, net
Year Ended December 31, 2018
June 29, 2018	Portfolio Sale - two properties(1)	various (1)	175	$18,950	$13,133
June 29, 2018	Portfolio Sale - two properties (2)	Duluth, GA (2)	265	24,850	4,218
July 24, 2018	Portfolio Sale - three properties (3)	various (3)	322	46,500	22,964
September 28, 2018	Hyatt Place	Fort Myers, FL	148	16,500	2,195
November 7, 2018	Land parcel	Spokane, WA	n/a	450	139
Total			910	$107,250	$42,649
Year Ended December 31, 2017
March 30, 2017	Hyatt Place	Atlanta, GA	150	$14,500	$4,781
April 27, 2017	HIT Portfolio Sale - seven properties(4)	various (4)	651	66,753	15,986
June 2, 2017	Courtyard by Marriott	El Paso, TX	90	11,150	363
July 21, 2017	Portfolio Sale - three properties (5)	Fort Worth, TX (5)	273	27,750	8,133
Total			1,164	$120,153	$29,263

(1)	The portfolio included the Hampton Inn in Provo, UT and the Holiday Inn Express & Suites in Sandy, UT.

(2)
The portfolio included the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA. We provided seller financing of $3.6 million on the sale of these properties under two three-and-a-half-year second mortgage notes with a blended interest rate of 7.38%.

(3)
The portfolio included the Hampton Inn & Suites in Smyrna, TN, the Hilton Garden Inn in Smyrna, TN and the Hyatt Place Phoenix North in Phoenix, AZ. The proceeds from these sales were used to complete a 1031 Exchange, which resulted in the deferral of taxable gains of $22.2 million.

(4)
The portfolio sale completed our dispositions to Hospitality Investors Trust, Inc.. The proceeds from these sales were used to complete a 1031 Exchange, which resulted in the deferral of taxable gains of $20.8 million. See below for further information.

(5)
The portfolio included the Fairfield Inn & Suites, the Hampton Inn & Suites and the Hilton Garden Inn in Fort Worth, TX. The proceeds from these sales were used to complete a 1031 Exchange, which resulted in the deferral of taxable gains of $8.6 million.

Dispositions to Affiliates of Hospitality Investors Trust, Inc. (formerly American Realty Capital Hospitality Trust, Inc.)

On June 8, 2015, we entered into multiple sales agreements with affiliates of Hospitality Investors Trust Inc. ("HIT") for the sale of a portfolio of hotels to HIT. The agreements were modified on various occasions between 2015 and 2017 such that we sold 23 hotels containing 2,448 guestrooms to HIT in three tranches over that time period for a combined sales price of approximately $325.1 million (collectively, the “HIT Sale”) as follows (dollars in thousands):

Tranche	Closing Date	Hotels Sold	Combined Sales Price
1	October 2015	10	$150,000
2	February 2016	6	108,300
3	April 2017	7	66,800
		23	$325,100

In connection with the HIT Sale, the Operating Partnership entered into a loan agreement with HIT, as borrower, which provided for a loan by us to HIT in the amount of $27.5 million (the “Loan”).  The proceeds from the Loan were applied by HIT as follows: (i) $20.0 million was applied toward the payment of a portion of the $108.3 million purchase price for the six hotels acquired in the second tranche; and (ii) the remaining $7.5 million was applied by HIT to fund the escrow deposit required for the purchase of the seven hotels in the third tranche. We deferred $20.0 million of gain from the sale of the hotels in the second tranche as a result of the Loan structure. We recognized the deferred gain as principal payments on the Loan were received, and we recognized the final $15.0 million of gain when the Loan was paid in full on March 31, 2017.

Loss on Impairment of Assets

At December 31, 2018, we determined that the carrying amounts of land parcels in San Antonio, TX and Flagstaff, AZ were in excess of the estimated net fair market values of the properties based on comparable sale prices. As such, we recognized a loss on impairment of assets of $1.1 million in our Consolidated Statement of Operations for the year ended December 31, 2018.

NOTE 4 — INVESTMENT IN REAL ESTATE LOANS

Investment in real estate loans, net at December 31, 2018 and 2017 includes (in thousands):

	2018	2017
Real estate loans	$34,650	$18,150
Unamortized discount	(3,950)	(5,794)
	$30,700	$12,356

We are a mezzanine lender on three construction loans to fund up to an aggregate of $29.6 million for the development of three hotel properties. The three real estate loans closed in the fourth quarter of 2017 and each has a stated interest rate of 8% and an initial term of approximately three years.  As of December 31, 2018, we have funded the full amount of $29.6 million. We have separate options related to each loan (each the "Initial Option") to purchase a 90% interest in each joint venture that owns the respective hotel upon completion of construction. We also have the right to purchase the remaining interests in each joint venture at future dates, generally five years after we exercise our Initial Option. We have recorded the aggregate estimated fair value of the Initial Options totaling $6.1 million in Other assets and as a discount to the related real estate loans. The discount will be amortized as a component of interest income over the term of the real estate loans using the straight-line method, which approximates the interest method. We recorded amortization of the discount of $2.0 million and $0.3 million during the years ended December 31, 2018 and 2017, respectively. We intend to hold our Investment in Real Estate Loans to maturity and therefor, such loans are recorded as held-to-maturity.

On June 29, 2018 we sold the Holiday Inn Duluth, GA and the Hilton Garden Inn in Duluth, GA for an aggregate selling price of $24.9 million. We provided seller financing of $3.6 million on the sale of these properties under two three-and-a-half-year second mortgage notes with a blended interest rate of 7.38%.

The amortized cost bases of our Investment in Real Estate Loans approximate their fair value. The amortized cost bases and fair value of our Investment in Real Estate Loans at December 31, 2018, by contractual maturity are as follows: $2.1 million in 2019, $26.3 million in 2020 and $2.3 million in 2021.

NOTE 5 — SUPPLEMENTAL BALANCE SHEET INFORMATION

Assets Held for Sale, net

Assets held for sale at December 31, 2018 and 2017 include the following (in thousands):

	2018	2017
Land	$2,442	$1,193
Hotel building and improvements	7,929	—
Furniture, fixtures and equipment	2,519	—
Franchise fees	131	—
	13,021	1,193
Less - accumulated depreciation and amortization	(5,388)	—
	$7,633	$1,193

Assets held for sale at December 31, 2018 included a land parcel in Flagstaff, AZ, which is being actively marketed for sale, and two hotels that we are under contract to sell. Assets held for sale at December 31, 2017 included land parcels in Spokane, WA and Flagstaff, AZ.

On February 12, 2019, we completed the sale of the two hotel properties included in Assets held for sale at December 31, 2018, the Country Inn & Suites - Charleston, WV and the Holiday Inn Express - Charleston, WV, for an aggregate sales price of $11.6 million.

Restricted Cash

Restricted cash at December 31, 2018 and 2017 was as follows (in thousands):

	2018	2017
FF&E reserves	$24,386	$25,812
Property taxes	1,625	2,726
Other	2,457	924
	$28,468	$29,462

Prepaid Expenses and Other

Prepaid expenses and other at December 31, 2018 and 2017 included the following (in thousands):

	2018	2017
Prepaid insurance	$2,822	$3,020
Other	7,289	6,434
	$10,111	$9,454

Deferred Charges

Deferred charges at December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Initial franchise fees	$6,463	$6,894
Less - accumulated amortization	(1,772)	(1,673)
	$4,691	$5,221

Amortization expense for the years ended December 31, 2018, 2017, and 2016 was $0.5 million, $0.4 million and $0.3 million, respectively.

Other Assets

Other assets at December 31, 2018 and 2017 included the following (in thousands):

	2018	2017
Purchase options related to real estate loans	$6,120	$6,078
Prepaid land lease	3,180	3,228
Deferred tax asset, net	2,046	1,616
Derivative financial instruments	3,461	1,509
	$14,807	$12,431

Accrued Expenses and Other

Accrued expenses and other at December 31, 2018 and 2017 included the following (in thousands):

	2018	2017
Accrued property, sales and income taxes	$19,570	$16,664
Accrued salaries and benefits	10,540	8,556
Other accrued expenses at hotels	13,288	15,509
Acquired unfavorable leases	4,623	4,717
Accrued interest	3,186	1,958
Derivative financial instruments	5,042	190
Other	9,801	8,894
	$66,050	$56,488

Acquired unfavorable leases are being amortized using the straight-line method over a weighted average amortization period of 55.7 years. Future amortization is expected be $0.1 million annually for each of the next five years and $4.1 million thereafter.

NOTE 6 –– DEBT

At December 31, 2018, our indebtedness is comprised of borrowings under a $600.0 million senior unsecured credit and term loan facility, the 2017 Term Loan (as defined below), the 2018 Term Loan (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. At December 31, 2017, our indebtedness was comprised of borrowings under a $450.0 million senior unsecured credit and term loan facility, the 2015 Term Loan (as defined below), the 2017 Term loan (as defined below) and indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving affect to our interest rate derivatives, for all borrowings was 4.27% and 3.89% at December 31, 2018 and 2017, respectively.

$600 Million Senior Unsecured Credit and Term Loan Facility

On December 6, 2018, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $600.0 million senior unsecured facility (the “2018 Unsecured Credit Facility”). The 2018 Unsecured Credit Facility is comprised of a $400.0 million revolving credit facility (the “$400.0 Million Revolver”) and a $200.0 million term loan (the “$200 Million Term Loan”). At December 31, 2018, the maximum amount of borrowing provided by the 2018 Unsecured Credit Facility was $600.0 million, of which we had $315.0 million borrowed and $285.0 million available to borrow.

The 2018 Unsecured Credit Facility has an accordion feature which will allow the Company to increase the total commitments by an aggregate of up to $300.0 million.  The $400 Million Revolver will mature on March 31, 2023 and can be extended to March 31, 2024 at the Company’s option, subject to certain conditions. The $200 Million Term Loan will mature on April 1, 2024.

The interest rate on the 2018 Unsecured Credit Facility is based on a pricing grid ranging from 135 basis points to 210 basis points plus LIBOR for the $200 Million Term Loan and 140 basis points to 215 basis points plus LIBOR for the $400 Million Revolver, depending upon the Company's leverage ratio. The interest rate at December 31, 2018 for the $200 Million Term Loan was 4.10%.

Financial and Other Covenants.  We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2018 Unsecured Credit Facility. At December 31, 2018, we were in compliance with all financial covenants.

Unencumbered Assets. The 2018 Unsecured Credit Facility is unsecured.  However, borrowings under the 2018 Unsecured Credit Facility are limited by the value of hotel assets that qualify as unencumbered assets. At December 31, 2018, the Company had 56 unencumbered hotel properties (the "Unencumbered Properties") supporting the 2018 Unsecured Credit Facility.

Former $450 Million Senior Unsecured Credit and Term Loan Facility

At December 31, 2017, we had a $450.0 million senior unsecured facility (the “2016 Unsecured Credit Facility”). The 2016 Unsecured Credit Facility was comprised of a $300.0 million revolving credit facility (the “$300 Million Revolver”) and a $150.0 million term loan (the “$150 Million Term Loan”). At December 31, 2017, the maximum amount of borrowing provided by the 2016 Unsecured Credit Facility was $450.0 million, of which we had $165.0 million borrowed and $285.0 million available to borrow. The 2016 Unsecured Credit Facility was replaced by the 2018 Unsecured Credit Facility (as defined below). The outstanding principal balance of $65.0 million on the 2016 Unsecured Credit Facility was transferred to the 2018 Unsecured Credit Facility and the 2016 Unsecured Credit Facility was paid off in full and terminated.

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

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.80% and 2.55%, depending upon our leverage ratio (as defined in the loan documents), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin between 0.80% and 1.55%, depending upon our leverage ratio.  We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at December 31, 2018 was 4.40%.

Financial and Other Covenants.  We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2018 Term Loan. At December 31, 2018, we were in compliance with all financial covenants.

Unencumbered Assets.  The 2018 Term Loan is unsecured.  However, borrowings under the term loan are limited by the value of the assets that qualify as unencumbered assets.  At December 31, 2018, the Unencumbered Properties also supported the 2018 Term Loan.

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

Financial and Other Covenants. In addition, we are required to comply with various financial and other covenants in order to borrow and maintain borrowings under the 2017 Term Loan. At December 31, 2018 we are in compliance with all financial covenants.

Unencumbered Assets. The 2017 Term Loan is unsecured. However, borrowings under the term loan are limited by the value of hotel assets that qualify as unencumbered assets. As of December 31, 2018, the Unencumbered Properties also supported the 2017 Term Loan.

The 2017 Term Loan gave us the option to delay draws of the principal amount of the term loan. On September 26, 2017, we drew $125.0 million of the $225.0 million available under the 2017 Term Loan and used the proceeds to pay down the principal balance of our $300 Million Revolver. On December 11, 2017, we drew the remaining $100.0 million of the $225.0 million available under the 2017 Term Loan and used the proceeds to pay down the principal balance of our $300 Million Revolver. The interest rate at December 31, 2018 was 4.10%.

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

MetaBank Loan

On June 30, 2017, we entered into a $47.6 million secured, non-recourse loan with MetaBank (the "MetaBank Loan"). The MetaBank Loan includes a delayed draw feature, at no additional cost. During the year ended December 31, 2017, we had drawn $47.6 million on the MetaBank Loan and used the proceeds to pay down the principal balance of our $300 Million Revolver. The MetaBank Loan provides for a fixed interest rate of 4.44% and interest only payments for 18 months following the closing date. After this 18 month period, the loan is amortized on a 25-year amortization schedule through the maturity date of July 1, 2027. The MetaBank Loan is secured by the Residence Inn in Salt Lake City, UT, the Four Points by Sheraton Hotel & Suites in South San Francisco, CA, and the Hyatt Place in Mesa, AZ. The MetaBank Loan is subject to a prepayment penalty if prepaid prior to April 1, 2027.

At December 31, 2018 and 2017 our outstanding indebtedness was as follows (in thousands):

Lender	Reference	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Properties Encumbered	Balance at
						December 31,
					12/31/2018	2018	2017
$600 Million Senior Unsecured Credit and Term Loan Facility
Deutsche Bank AG New York Branch
$400 Million Revolver		4.15% Variable	n/a	March 31, 2023	n/a	$115,000	$—
$200 Million Term Loan		4.10% Variable	n/a	April 1, 2024	n/a	200,000	—
Total Senior Unsecured Credit and Term Loan Facility						315,000	—

$450 Million Senior Unsecured Credit and Term Loan Facility
Deutsche Bank AG New York Branch
$300 Million Revolver		n/a	n/a	March 31, 2020	n/a	$—	$15,000
$150 Million Term Loan		n/a	n/a	March 31, 2021	n/a	—	150,000
Total Senior Unsecured Credit and Term Loan Facility						—	165,000

Unsecured Term Loan
Term Loan (KeyBank National Association, as Administrative Agent)		n/a	n/a	April 7, 2022	n/a	—	140,000
Term Loan (KeyBank National Association, as Administrative Agent)		4.10% Variable	n/a	November 25, 2022	n/a	225,000	225,000
Term Loan (KeyBank National Association, as Administrative Agent)		4.40% Variable	n/a	February 14, 2025	n/a	225,000	—

Secured Mortgage Indebtedness
Voya	(1)	n/a	n/a	March 1, 2019	n/a	—	40,015
	(1)	n/a	n/a	March 1, 2019	n/a	—	35,865
	(1)	n/a	n/a	March 1, 2019	n/a	—	23,130
	(1)	n/a	n/a	March 1, 2019	n/a	—	16,431
KeyBank National Association	(2)	4.46% Fixed	30	February 1, 2023	4	26,357	26,928
	(3)	4.52% Fixed	30	April 1, 2023	3	20,444	20,877
	(4)	4.30% Fixed	30	April 1, 2023	4	19,777	20,211
	(5)	4.95% Fixed	30	August 1, 2023	2	35,411	36,093
Western Alliance Bank	(6)	n/a	25	April 1, 2020	n/a	—	8,701
	(6)	n/a	25	April 1, 2020	n/a	—	4,685
MetaBank	(7)	4.44% Fixed	25	July 1, 2027	3	47,640	47,640
Bank of Cascades	(8)	4.50% Variable	25	December 19, 2024	1	8,757	9,023
	(8)	4.30% Fixed	25	December 19, 2024	—	8,757	9,023
Compass Bank	(9)	4.90% Variable	25	May 6, 2020	3	22,151	22,773
Western Alliance Bank	(6)	n/a	25	April 1, 2020	n/a	—	5,769
	(6)	n/a	25	April 1, 2020	n/a	—	4,926
U.S. Bank, NA	(10)	6.13% Fixed	25	November 11, 2021	1	10,717	11,019
Total Mortgage Loans					21	200,011	343,109
Total Debt						965,011	873,109
Unamortized debt issuance costs						(6,299)	(4,873)
Debt, net of issuance costs						$958,712	$868,236

(1) The four Voya term loans were repaid in 2018. There were no prepayment penalties incurred in these transactions.

(2) On January 25, 2013, we closed on a $29.4 million loan with a fixed rate of 4.46% and a maturity of February 1, 2023. This loan is secured by four of the Hyatt Place hotels we acquired in October 2012. These hotels are located in Chicago (Lombard), IL; Denver (Lone Tree), CO; Denver (Englewood), CO; and Dallas (Arlington), TX.  This loan is subject to defeasance if prepaid.

(3) On March 7, 2013, we closed on a $22.7 million loan with a fixed rate of 4.52% and a maturity of April 1, 2023. This loan is secured by three of the Hyatt hotels we acquired in October 2012. These hotels include a Hyatt House in Denver (Englewood), CO and Hyatt Place hotels in Baltimore (Owings Mills), MD and Scottsdale, AZ.  This loan is subject to defeasance if prepaid.

(4) On March 8, 2013, we closed on a $22.0 million loan with a fixed rate of 4.30% and a maturity of April 1, 2023. This loan is secured by the three Hyatt Place hotels we acquired in January 2013. These hotels are located in Chicago (Hoffman Estates), IL; Orlando (Convention), FL; and Orlando (Universal), FL. This loan is subject to defeasance if prepaid.

(5) On July 22, 2013, we closed on a $38.7 million loan with a fixed rate of 4.95% and a maturity of August 1, 2023. This loan is secured by two Marriott hotels we acquired in May 2013. These hotels include a Fairfield Inn & Suites and SpringHill Suites in Louisville, KY. This loan is subject to defeasance if prepaid.

(6) The Western Alliance Bank loans were repaid in 2018. There were no prepayment penalties incurred in these transactions.

(7) On June 30, 2017, we entered into the MetaBank Loan. The MetaBank Loan provides for a fixed interest rate of 4.44% and interest only payments for 18 months following the closing date. After this 18 month period, the loan is amortized on a 25-year amortization schedule through the maturity date of July 1, 2027. The MetaBank Loan is secured by the Residence Inn in Salt Lake City, UT, the Four Points by Sheraton Hotel & Suites in South San Francisco, CA, and the Hyatt Place in Mesa, AZ. The MetaBank Loan is subject to a prepayment penalty if prepaid prior to April 1, 2027.

(8) On December 19, 2014, we refinanced our loan with Bank of the Cascades and increased the amount financed by $7.9 million.  As part of the refinance the loan was split into two notes. Note A carries a variable interest rate of 30-day LIBOR plus 200 basis points and Note B carries a fixed interest rate of 4.3%. Both notes have amortization periods of 25 years and maturity dates of December 19, 2024. The Bank of Cascades mortgage loans are secured by the same collateral and cross-defaulted.

(9) On May 6, 2014, we closed on a $25.0 million loan with Compass Bank. The loan carries a variable rate of 30-day LIBOR plus 240 basis points, amortizes over 25 years, and has a May 6, 2020 maturity date. The loan is secured by first mortgage liens on the Hampton Inn & Suites hotels located in San Diego (Poway), CA and Ventura (Camarillo), CA and the Courtyard by Marriott located in Arlington, TX.

(10) On January 10, 2014, as part of our acquisition of the 98-guestroom Hampton Inn in Santa Barbara (Goleta), CA, we assumed a $12.0 million mortgage loan with a fixed interest rate of 6.133%, an amortization period of 25 years, and a maturity date of November 11, 2021.

Our outstanding indebtedness requires us to comply with various financial and other covenants. We are currently in compliance with all covenants.

Our total fixed-rate and variable-rate debt at December 31, 2018 and 2017, after giving effect to our interest rate derivatives, is as follows (in thousands):

	2018	Percentage	2017	Percentage
Fixed-rate debt	$569,103	59%	$386,313	44%
Variable-rate debt	395,908	41%	486,796	56%
	$965,011		$873,109

Contractual principal payments for each of the next five years are as follows (in thousands):

2019	$4,647
2020	25,788
2021	14,151
2022	229,264
2023	209,238
Thereafter	481,923
$965,011

 Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	2018		2017
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Fixed-rate debt	$169,103	$166,256	$311,313	$310,535	Level 2 - Market approach

At December 31, 2018 and 2017, we had $400.0 million and $75.0 million, respectively, of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to “Note 7 –– Derivative Financial Instruments and Hedging.”

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

We are exposed to interest rate risk through our variable-rate debt. We manage this risk primarily by managing the amount, sources, and duration of our debt funding and through the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage our exposure to known or expected cash payments related to our variable-rate debt. The maximum length of time over which we have hedged our exposure to variable interest rates with our existing derivative financial instruments is approximately seven years.

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

Information about our derivative financial instruments at December 31, 2018 and 2017 are as follows (dollar amounts in thousands):

			Notional Amount		Fair Value
Contract date	Effective Date	Expiration Date	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
September 5, 2013	January 2, 2014	October 1, 2018	$—	$75,000	$—	$(190)
October 2, 2017	January 29, 2018	January 31, 2023	100,000	100,000	1,758	722
October 2, 2017	January 29, 2018	January 31, 2023	100,000	100,000	1,703	787
June 11, 2018	September 28, 2018	September 30, 2024	75,000	—	(1,656)	—
June 11, 2018	December 31, 2018	December 31, 2025	125,000	—	(3,386)	—
			$400,000	$275,000	$(1,581)	$1,319

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At December 31, 2018, two of our interest rate swaps were in an asset position and two were in a liability position. At December 31, 2017, two of our interest rate swaps were in an asset position and one was in a liability position. We are not required to post any collateral related to these agreements and we are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments included in the assessment of hedge effectiveness will be recorded in other comprehensive income. Amounts deferred in other comprehensive income will be reclassified to interest expense as interest payments are made on the hedged variable-rate debt. In 2019, we estimate that an additional $0.4 million will be reclassified from other comprehensive income and recorded as a reduction to interest expense.

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	2018	2017	2016
(Loss) Gain recognized in accumulated other comprehensive income on derivative financial instruments	$(3,050)	$1,703	$(497)
Loss reclassified from accumulated other comprehensive income to interest expense	$(150)	$(734)	$(1,190)
Total interest expense and other finance expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded	$(41,944)	$(29,687)	$(28,091)

NOTE 8 — EQUITY

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

Changes in common stock during the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Beginning common shares outstanding	104,287,128	93,525,469
Common stock issued	—	10,350,000
Grants under the Equity Plan	583,738	366,679
Common Unit redemptions	64,126	73,322
Annual grants to independent directors	34,130	28,426
Common stock issued for director fees	3,543	4,663
Forfeitures	(1,636)	(2,320)
Shares retained for employee tax withholding requirements	(187,850)	(59,111)
Ending common shares outstanding	104,783,179	104,287,128

At December 31, 2018 and 2017, the Company had reserved 14,591,213 and 15,275,114 shares of common stock, respectively, for the issuance of common stock (i) upon the exercise of stock options, issuance of time-based restricted stock awards, issuance of performance-based restricted stock awards, grants of director stock awards, or other awards issued pursuant to our Equity Plan, (ii) upon redemption of Common Units, or (iii) under the 2017 ATM Program.

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.01 par value per share, of which 90,600,000 is currently undesignated and 3,000,000 shares have been designated as 6.45% Series D Cumulative Redeemable Preferred Stock (the "Series D preferred shares") and 6,400,000 shares have been designated as 6.25% Series E Cumulative Redeemable Preferred Stock (the "Series E preferred shares").

On March 20, 2018, the Company paid $85.3 million to redeem all 3,400,000 of its outstanding 7.125% Series C Cumulative Redeemable Preferred Stock at a redemption price of $25 per share plus accrued and unpaid dividends. The premium on redemption of $3.3 million was recorded as a reduction to retained earnings.

On December 11, 2017, the Company paid $75.2 million to redeem all 3,000,000 of its outstanding Series B preferred shares at a redemption price of $25 per share plus accrued and unpaid dividends. The premium on redemption of $2.6 million was recorded as a reduction to retained earnings.

The Company completed the offering of 6,400,000 Series E preferred shares on November 13, 2017 for net proceeds of $154.7 million, after the underwriting discount and offering-related expenses of $5.3 million.

The Company's preferred shares (collectively, “Preferred Shares”) rank senior to our common stock and on parity with each other with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Preferred Shares do not have any maturity date and are not subject to mandatory redemption or sinking fund requirements. The Company may not redeem the Series D preferred shares or Series E preferred shares prior to June 28, 2021 and November 13, 2022, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or in connection with certain changes in control. After those dates, the Company may, at its option, redeem the applicable Preferred Shares, in whole or from time to time in part, by payment of $25 per share, plus any accumulated, accrued and unpaid distributions up to, but not including, the date of redemption. If the Company does not exercise its rights to redeem the Preferred Shares upon certain changes in control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each Series D preferred share is 3.9216 shares of common stock and each Series E preferred share is 3.1686 shares of common stock, all subject to certain adjustments.

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

At December 31, 2018 and 2017, unaffiliated third parties owned 259,265 and 323,391, respectively, of Common Units of the Operating Partnership, representing less than a 1% limited partnership interest in the Operating Partnership.

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

NOTE 9 — FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2018 and 2017. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurement at December 31, 2018 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$3,461	$—	$3,461
Purchase options related to real estate loans	—	—	6,120	6,120
Liabilities:
Interest rate swaps	—	5,042	—	5,042

	Fair Value Measurement at December 31, 2017 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$1,509	$—	$1,509
Purchase options related to real estate loans	—	—	6,078	6,078
Liabilities:
Interest rate swaps	—	190	—	190

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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2018 or 2017.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Ground Leases

We have two prepaid land leases for two hotel properties in Portland, OR which expire in June of 2084 and have a remaining prepaid balance of $3.2 million at December 31, 2018 and 2017.  We have one option to extend these leases for an additional 14 years. We lease land for one hotel property in Houston (Galleria Area), TX under the terms of an operating ground lease agreement with an initial termination date of April 20, 2053 with one option to extend for an additional 10 years.  We lease land for one hotel property in Austin, TX with an initial lease termination date of May 31, 2050.  We lease land for one hotel property in Baltimore (Hunt Valley), MD with a lease termination date of December 31, 2019. Subsequent to December 31, 2018, we acquired a fee simple interest in the real estate for a purchase price of $4.1 million, which resulted in a termination of obligations under the ground lease. As a result, this hotel property is no longer subject to a ground lease.

At December 31, 2017, we had an additional ground lease for one hotel property in Duluth, GA. The hotel property was sold on June 29, 2018 and the ground lease was transferred to the buyer. See "Note 3 - Investment in Hotel Properties, net" to the Consolidated Financial Statements for additional information.

Total rent expense for these leases for the years ended December 31, 2018, 2017 and 2016 was $1.7 million, $1.9 million, and $1.7 million, respectively. Certain of our ground leases contain variable lease payments based on gross receipts or the consumer price index.

Future minimum rental payments for non-cancelable operating leases with a remaining term in excess of one year are as follows (in thousands):

2019	$6,383
2020	2,052
2021	1,935
2022	1,715
2023	849
Thereafter	25,955
$38,889

Amounts consist primarily of non-cancelable ground lease and corporate office lease obligations. Subsequent to December 31, 2018, we exercised our option pursuant to a ground lease agreement to purchase the land under our hotel property in Baltimore (Hunt Valley), MD for $4.1 million, which resulted in a termination of obligations under the ground lease. As a result, this hotel property is no longer subject to a ground lease. As such, the table above reflects payments through the purchase date.

In addition, we lease land for one hotel property in Garden City, NY under a PILOT (payment-in-lieu-of-taxes) lease. We pay a reduced amount of property tax each year of the lease as rent. The lease expires on December 31, 2019. Upon expiration of the lease, we expect to exercise our right to acquire a fee simple interest in the hotel for nominal consideration.

Franchise Agreements

All of our hotel properties operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 20 years with various extension provisions. Each franchisor receives franchise fees ranging from 2% to 6% of each hotel property’s gross revenue, and some agreements require that we pay marketing fees of up to 4% of gross revenue. In addition, some of these franchise agreements require that we deposit a percentage of the hotel property’s gross revenue, generally not more than 5%, into a reserve fund for capital expenditures. We also pay fees to our franchisors for services such as reservation and information systems. In 2018, 2017, and 2016, we expensed fees related to our franchise agreements of $47.7 million, $41.6 million, and $37.2 million, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various professional third-party management companies. The terms of our management agreements range from three to twenty-five years with various extension provisions. Each management company receives a base management fee, generally a percentage of total hotel property revenues. In some cases there are also monthly fees for certain services, such as accounting, based on the number of guestrooms. Generally there are also incentive fees based on attaining certain financial thresholds. In 2018, 2017, and 2016, we expensed fees related to our hotel management agreements of $18.5 million, $18.2 million, and $18.8 million, respectively.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business. We are not currently aware of any actions against us that would have a material effect on our financial condition or results of operations.

NOTE 11 — EQUITY-BASED COMPENSATION

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

The Company's former Chief Financial Officer retired on March 31, 2018. In connection with his retirement, the Company recorded $1.0 million of additional stock-based compensation expense during the year ended December 31, 2018 related to the modification of certain stock award agreements.

Stock Options Granted Under Our Equity Plan

As of December 31, 2018, 2017 and 2016, we had 235,000 outstanding and exercisable stock options. At December 31, 2018, the stock options had a weighted average exercise price of $9.75 and a weighted average contractual term of 2.3 years.

All stock options outstanding at December 31, 2018 and 2017 vested in prior years.  During the year ended December 31, 2016, the total fair value of stock options that vested was $0.3 million. The intrinsic value of options exercised during the year ended December 31, 2016 was $1.0 million. No stock options were exercised during the years ended December 31, 2018 and 2017.

At December 31, 2018, the exercise price of our outstanding and exercisable stock options exceeded the market price of our common stock, resulting in no intrinsic value. The intrinsic value of outstanding and exercisable options at December 31, 2017 was $1.3 million.  At December 31, 2016, the intrinsic value of outstanding and exercisable options was $1.5 million.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock activity under our Equity Plan for 2018 and 2017:

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Current Value
			(in thousands)
Non-vested December 31, 2016	357,845	$11.90
Granted	156,318	15.52
Vested	(120,366)	11.29
Forfeited	(2,320)	13.70
Non-vested December 31, 2017	391,477	13.52
Granted	185,930	13.15
Vested	(205,619)	13.41
Forfeited	(1,636)	12.84
Non-vested December 31, 2018	370,152	$13.40	$3,602

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

During the years ended December 31, 2018, 2017, and 2016, the total fair value of time-based restricted stock awards that vested was $2.8 million, $1.4 million and $0.9 million, respectively.

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under our Equity Plan for 2018 and 2017:

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Current Value
			(in thousands)
Non-vested December 31, 2016	449,027	$14.90
Granted	210,361	17.13
Vested	(39,959)	7.12
Non-vested December 31, 2017	619,429	16.16
Granted	397,808	15.69
Vested	(309,010)	18.78
Non-vested December 31, 2018	708,227	$14.75	$6,891

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

The number of shares the executive officers may earn under these awards range from zero shares to twice the number of shares granted based on our percentile ranking within the index at the end of the measurement period. In addition, a portion of the performance-based shares may be earned based on the Company's absolute total shareholder return calculated during the performance period. The performance shares vested during the year ended December 31, 2018 reflect twice the number of shares granted based on the financial results during the measurement period, which substantially exceeded the financial targets established on the grant date.

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

The fair value of performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model and the following assumptions:

	2018	2017	2016
Expected dividend yield	5.33%	4.14%	4.01%
Expected stock price volatility	25.7%	24.8%	24.2%
Risk-free interest rate	2.41%	1.59%	1.037%
Monte Carlo iterations	100,000	100,000	100,000
Weighted average estimated fair value of performance-based restricted stock awards	$13.73	$17.13	$13.77

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

Director Stock Awards Made Pursuant to Our Equity Plan

During the years ended December 31, 2018 and 2017, we granted 34,130 and 28,426 shares of common stock, respectively, to our non-employee directors as a part of our director compensation program. These grants were made pursuant to our Equity Plan and were vested upon grant.

Our non-employee directors have the option to receive shares of our common stock in lieu of cash for their director fees. In 2018 and 2017, we issued 3,543 and 4,663 shares of common stock, respectively, for director fees. The fair value of director stock awards is calculated based on the market value of our common stock on the date of grant.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate General and Administrative expense in the Consolidated Statements of Operations for the years ended December 31, 2018, 2017, and 2016 was as follows (in thousands):

	2018	2017	2016
Stock options	$—	$—	$55
Time-based restricted stock	2,384	2,145	1,594
Performance-based restricted stock	3,727	3,183	2,107
Director stock	554	559	465
	$6,665	$5,887	$4,221

We recognize equity-based compensation expense ratably over the vesting terms. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $6.6 million at December 31, 2018 as follows (in thousands):

	Total	2019	2020	2021	2022
Time-based restricted stock	$2,784	$1,613	$955	$203	$13
Performance-based restricted stock	3,793	2,320	1,287	186	—
	$6,577	$3,933	$2,242	$389	$13

NOTE 12 — BENEFIT PLANS

On August 1, 2011, we initiated a qualified contributory retirement plan (the “Plan”) under Section 401(k) of the IRC, which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions may be made to the Plan by employees. The Plan is a Safe Harbor Plan and requires a mandatory employer contribution. The employer contribution expense for the years ended December 31, 2018, 2017 and 2016 was $0.2 million, $0.2 million, and $0.3 million, respectively.

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

The components of income tax expense (benefit) for the years ended December 31, 2018, 2017, and 2016 are as follows (in thousands):

	2018	2017	2016
Current:
Federal	$(67)	$10	$37
State and local	(425)	777	904
Deferred:
Federal	(279)	232	(1,918)
State and local	(151)	49	(473)
Effect of federal tax law change	—	606	—
Income tax (benefit) expense	$(922)	$1,674	$(1,450)

As of December 31, 2017, the Company remeasured its net deferred tax assets as a result of the TCJA resulting in a $0.6 million discrete, non-cash tax expense recorded in the fourth quarter of 2017. At September 30, 2018, we had completed our accounting for all the enactment-date income tax effects of the act under ASC 740, Income Taxes. No subsequent adjustments have been necessary.

Below is a reconciliation between the provision for income taxes and the amounts computed by applying the federal statutory income tax rate to the income or loss before taxes:

	2018	2017	2016
Statutory federal income tax provision	$18,943	$35,418	$37,384
Nontaxable income of the REIT	(19,073)	(35,073)	(38,575)
Effect of graduated corporate tax rates	—	(10)	34
State income taxes, net of federal tax benefit	266	716	548
Provision to return and deferred adjustment	75	—	(872)
Effect of permanent differences and other	(184)	17	31
Tax benefit from deduction for partnership distributions	(949)	—	—
Effect of federal tax law change	—	606	—
Income tax (benefit) provision	$(922)	$1,674	$(1,450)

In 2018, we amended certain prior year Operating Partnership state returns to claim a deduction for distributions made by the Operating Partnership to Summit Hotel Properties, Inc. which resulted in a tax benefit of $0.9 million.

Deferred tax assets and liabilities are included within Other Assets in the accompanying Consolidated Balance Sheets.
Significant components of deferred tax assets (liabilities) are as follows (in thousands):

	2018	2017
Tax carryforwards	$154	$449
Accrued expenses	1,893	1,144
Other	(1)	23
Net deferred tax assets	$2,046	$1,616

Gross deferred tax assets	$2,086	$1,649
Gross deferred tax liabilities	(40)	(33)
Net deferred tax assets	$2,046	$1,616

At December 31, 2018, we had (i) state net operating losses of $1.5 million which expire beginning in 2027 and (ii) federal minimum tax credits of $0.1 million which do not expire.

We had no unrecognized tax benefits at December 31, 2018 or in the three year period then ended. We expect no significant increase or decrease in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2018. We have no material interest or penalties relating to unrecognized tax benefits in the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 or 2016 or in the Consolidated Balance Sheets as of December 31, 2018 or 2017.

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

All outstanding stock options were included in the computation of diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 due to their dilutive effect. The Common Units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income would also be added to derive net income attributable to common stockholders. For the years ended December 31, 2018, 2017, and 2016, we had unvested performance-based restricted stock awards of 453,664 shares, 464,924 shares and 409,068 shares, respectively, which were excluded from the denominator of the diluted earnings per share as the awards had not achieved the requisite performance conditions for vesting at each period end.

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

	2018	2017	2016
Numerator:
Net income	$91,126	$99,521	$108,261
Less: Preferred dividends	(16,671)	(17,408)	(18,232)
Premium on redemption of preferred stock	(3,277)	(2,572)	(2,125)
Allocation to participating securities	(271)	(307)	(342)
Attributable to non-controlling interest	(205)	(307)	(456)
Net income attributable to common stockholders, net of amount allocated to participating securities	$70,702	$78,927	$87,106
Denominator:
Weighted average common shares outstanding - basic	103,623	99,406	86,874
Dilutive effect of equity-based compensation awards	219	374	469
Weighted average common shares outstanding - diluted	103,842	99,780	87,343
Earnings per share:
Basic and diluted	$0.68	$0.79	$1.00

NOTE 15 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2018 and 2017 are as follows (in thousands, except per share amounts):

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$140,199	$152,222	$142,340	$132,509
Net income	$9,691	$37,677	$38,001	$5,757
Net income attributable to Summit Hotel Properties, Inc.	$9,688	$37,576	$37,901	$5,756
Earnings per share:
Basic	$0.01	$0.33	$0.33	$0.02
Diluted	$0.01	$0.32	$0.33	$0.02

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$117,989	$129,056	$136,587	$131,745
Net income	$33,206	$34,083	$22,445	$9,787
Net income attributable to Summit Hotel Properties, Inc.	$33,086	$33,969	$22,390	$9,769
Earnings per share:
Basic	$0.31	$0.30	$0.18	$0.02
Diluted	$0.31	$0.30	$0.17	$0.02

NOTE 16 — SUBSEQUENT EVENTS

Ground Lease Buy-out

On January 31, 2019, we exercised our option pursuant to a ground lease agreement to purchase the land under our hotel property in Baltimore (Hunt Valley), MD for $4.1 million, which resulted in a termination of obligations under the ground lease. As a result, this hotel property is no longer subject to a ground lease.

Equity Transactions

On February 1, 2019, our Board of Directors declared cash dividends of $0.18 per share of common stock, $0.403125 per share of 6.45% Series D Cumulative Redeemable Preferred Stock, and $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock. These dividends are payable February 28, 2019 to stockholders of record on February 14, 2019.

Asset Sales

On February 12, 2019, we completed the sale of two hotel properties, the Country Inn & Suites - Charleston, WV and the Holiday Inn Express - Charleston, WV, for an aggregate sales price of $11.6 million.

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2018
(in thousands)

				Initial Cost			Cost Capitalized Subsequent to Acquisition	Total Cost
Location		Franchise	Year Acquired/ Constructed	Land		Building & Improvements	Land, Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgage Debt
Aliso Viejo, CA		Homewood Suites	2017	$5,599		$32,367	$307	$5,599	$32,674	$38,273	$(2,606)	$35,667	$—
Arlington, TX		Hyatt Place	2012	650		9,946	(135)	650	9,811	10,461	(3,277)	7,184	—	(1)
Arlington, TX		Courtyard	2012	1,497		15,573	(43)	1,497	15,530	17,027	(3,748)	13,279	22,151	(1)
Arlington, TX		Residence Inn	2012	1,646		15,440	(47)	1,646	15,393	17,039	(3,322)	13,717	—
Asheville, NC		Hotel Indigo	2015	2,100		34,755	982	2,100	35,737	37,837	(5,093)	32,744	—
Atlanta, GA		Courtyard	2012	2,050		27,969	174	2,050	28,143	30,193	(6,701)	23,492	—
Atlanta, GA		Residence Inn	2016	3,381		34,820	328	3,381	35,148	38,529	(3,635)	34,894	—
Atlanta, GA		AC Hotel	2017	5,670		51,922	437	5,670	52,359	58,029	(3,197)	54,832	—
Austin, TX		Hampton Inn & Suites	2014	—	(2)	56,394	1,054	—	57,448	57,448	(9,017)	48,431	—
Austin, TX		Corporate Office	2017	—		6,048	200	—	6,248	6,248	(1,417)	4,831	—
Baltimore, MD		Hampton Inn & Suites	2017	2,205		16,013	822	2,205	16,835	19,040	(1,983)	17,057	—
Baltimore, MD		Residence Inn	2017	1,986		37,016	5,767	1,986	42,783	44,769	(2,122)	42,647	—
Birmingham, AL		Hilton Garden Inn	2012	1,400		9,131	(237)	1,400	8,894	10,294	(2,886)	7,408	—
Birmingham, AL		Hilton Garden Inn	2012	1,400		12,021	241	1,400	12,262	13,662	(3,654)	10,008	—
Bloomington, MN		SpringHill Suites	2007	1,658		14,761	78	1,658	14,839	16,497	(5,414)	11,083	—
Bloomington, MN		Hampton Inn & Suites	2007	1,658		15,223	164	1,658	15,387	17,045	(5,956)	11,089	—
Boulder, CO		Marriott	2016	11,115		49,204	7,627	11,115	56,831	67,946	(4,190)	63,756	—
Branchburg, NJ		Residence Inn	2015	2,374		24,411	253	2,374	24,664	27,038	(3,646)	23,392	—
Brisbane, CA		DoubleTree	2014	3,300		39,686	814	3,300	40,500	43,800	(9,144)	34,656	—
Camarillo, CA		Hampton Inn & Suites	2013	2,200		17,366	214	2,200	17,580	19,780	(4,617)	15,163	—	(1)
Charleston, WV		Country Inn & Suites	2001	1,042		5,175	64	1,042	5,239	6,281	(2,680)	3,601	—
Charleston, WV		Holiday Inn Express	2001	907		5,053	143	907	5,196	6,103	(2,627)	3,476	—
Charlotte, NC		Courtyard	2017	—		41,094	1,303	—	42,397	42,397	(2,703)	39,694	—
Chicago, IL		Hyatt Place	2016	5,395		68,355	155	5,395	68,510	73,905	(6,722)	67,183	—
Cleveland, OH		Residence Inn	2017	10,075		33,340	1,128	10,075	34,468	44,543	(2,042)	42,501	—
Decatur, GA		Courtyard	2015	4,046		34,151	3,636	4,046	37,787	41,833	(4,077)	37,756	—
Eden Prairie, MN		Hilton Garden Inn	2013	1,800		11,211	187	1,800	11,398	13,198	(3,430)	9,768	—
Englewood, CO		Hyatt Place	2012	2,000		11,950	(561)	2,000	11,389	13,389	(3,491)	9,898	—	(1)
Englewood, CO		Hyatt House	2012	2,700		16,267	260	2,700	16,527	19,227	(5,761)	13,466	—	(1)
Fort Lauderdale, FL		Courtyard	2017	37,950		47,002	583	37,950	47,585	85,535	(3,745)	81,790	—
Fort Worth, TX		Courtyard	2017	1,920		38,070	2,112	1,920	40,182	42,102	(3,480)	38,622	—
Garden City, NY	(3)	Hyatt Place	2012	4,200		27,775	110	4,200	27,885	32,085	(4,829)	27,256	—
Glendale, CO		Staybridge Suites	2011	2,100		10,151	345	2,100	10,496	12,596	(3,193)	9,403	—
Goleta, CA		Hampton Inn	2014	4,100		26,191	1,033	4,100	27,224	31,324	(4,675)	26,649	10,717	(1)
Greenville, SC		Hilton Garden Inn	2013	1,200		14,566	2,938	1,200	17,504	18,704	(2,700)	16,004	—
Hoffman Estates, IL		Hyatt Place	2013	1,900		8,917	232	1,900	9,149	11,049	(3,217)	7,832	19,777	(1)

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2018
(in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition	Total Cost
Location	Franchise	Year Acquired/ Constructed	Land		Building & Improvements	Land, Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgage Debt
Houston, TX	Hilton Garden Inn	2014	$—	(2)	$41,838	$699	$—	$42,537	$42,537	$(8,971)	$33,566	$—
Houston, TX	Hilton Garden Inn	2014	2,800		33,777	1,068	2,800	34,845	37,645	(4,751)	32,894	—
Hunt Valley, MD	Residence Inn	2015	—	(2)	35,436	146	—	35,582	35,582	(4,941)	30,641	—
Indianapolis, IN	SpringHill Suites	2013	4,012		27,910	154	4,012	28,064	32,076	(5,417)	26,659	—
Indianapolis, IN	Courtyard	2013	7,788		54,384	(541)	7,788	53,843	61,631	(10,279)	51,352	—
Kansas City, MO	Courtyard	2017	3,955		20,608	1,023	3,955	21,631	25,586	(1,589)	23,997	—
Lombard, IL	Hyatt Place	2012	1,550		17,351	(495)	1,550	16,856	18,406	(4,901)	13,505	26,357	(1)
Lone Tree, CO	Hyatt Place	2012	1,300		11,704	(290)	1,314	11,400	12,714	(3,711)	9,003	—	(1)
Louisville, KY	Fairfield Inn & Suites	2013	3,120		24,231	288	3,120	24,519	27,639	(6,053)	21,586	35,411	(1)
Louisville, KY	SpringHill Suites	2013	4,880		37,361	796	4,880	38,157	43,037	(9,661)	33,376	—	(1)
Mesa, AZ	Hyatt Place	2017	2,400		19,848	461	2,400	20,309	22,709	(2,678)	20,031	—	(1)
Metairie, LA	Courtyard	2013	1,860		25,168	262	1,860	25,430	27,290	(6,740)	20,550	—
Metairie, LA	Residence Inn	2013	1,791		23,386	275	1,791	23,661	25,452	(6,358)	19,094	—
Miami, FL	Hyatt House	2015	4,926		40,087	553	4,926	40,640	45,566	(5,900)	39,666	—
Minneapolis, MN	Hyatt Place	2013	—		34,026	1,078	—	35,104	35,104	(6,886)	28,218	—
Minneapolis, MN	Hampton Inn & Suites	2015	3,502		35,433	90	3,502	35,523	39,025	(6,216)	32,809	—
Minnetonka, MN	Holiday Inn Express & Suites	2013	1,000		7,662	194	1,000	7,856	8,856	(2,268)	6,588	—
Nashville, TN	SpringHill Suites	2004	777		5,598	354	777	5,952	6,729	(3,313)	3,416	—
Nashville, TN	Courtyard	2016	8,792		62,759	4,188	8,792	66,947	75,739	(6,642)	69,097	—
New Haven, CT	Courtyard	2017	11,990		51,497	1,255	11,990	52,752	64,742	(2,265)	62,477	—
New Orleans, LA	Courtyard	2013	1,944		25,120	3,255	1,944	28,375	30,319	(7,266)	23,053	—
New Orleans, LA	Courtyard	2013	2,490		34,220	615	2,490	34,835	37,325	(9,720)	27,605	—
New Orleans, LA	SpringHill Suites	2013	2,046		33,270	6,042	2,046	39,312	41,358	(8,096)	33,262	—
Norwood, MA	Hampton Inn	2015	2,000		23,922	(743)	2,000	23,179	25,179	(3,838)	21,341	—
Orlando, FL	Hyatt Place	2013	3,100		11,343	(689)	3,100	10,654	13,754	(3,465)	10,289	—	(1)
Orlando, FL	Hyatt Place	2013	2,716		11,221	848	2,716	12,069	14,785	(4,383)	10,402	—	(1)
Orlando, FL	Hyatt House	2018	2,800		34,423	7	2,800	34,430	37,230	(1,170)	36,060	—	(1)
Owings Mills, MD	Hyatt Place	2012	2,100		9,799	(395)	2,100	9,404	11,504	(2,845)	8,659	20,445	(1)
Pittsburgh, PA	Courtyard	2017	1,652		40,749	3,805	1,652	44,554	46,206	(2,507)	43,699	—
Portland, OR	Hyatt Place	2009	—	(2)	14,700	71	—	14,771	14,771	(3,849)	10,922	—
Portland, OR	Residence Inn	2009	—	(2)	15,629	200	—	15,829	15,829	(4,836)	10,993	17,513	(1)
Poway, CA	Hampton Inn & Suites	2013	2,300		14,728	1,161	2,300	15,889	18,189	(2,988)	15,201	—	(1)
Salt Lake City, UT	Residence Inn	2012	2,392		24,719	(234)	2,392	24,485	26,877	(7,036)	19,841	47,640	(1)
San Francisco, CA	Holiday Inn Express & Suites	2013	15,545		49,469	3,570	15,545	53,039	68,584	(10,372)	58,212	—
San Francisco, CA	Four Points	2014	1,200		21,397	2,798	1,200	24,195	25,395	(5,437)	19,958	—	(1)
Scottsdale, AZ	Hyatt Place	2012	1,500		10,171	(541)	1,500	9,630	11,130	(2,691)	8,439	—	(1)
Scottsdale, AZ	Courtyard	2003	3,225		12,571	3,588	3,225	16,159	19,384	(4,622)	14,762	—

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2018
(in thousands)

			Initial Cost		Cost Capitalized Subsequent to Acquisition	Total Cost
Location	Franchise	Year Acquired/ Constructed	Land	Building & Improvements	Land, Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgage Debt
Scottsdale, AZ	SpringHill Suites	2003	$2,195	$9,496	$1,763	$2,195	$11,259	$13,454	$(3,484)	$9,970	$—
Tampa, FL	Hampton Inn & Suites	2012	3,600	20,366	484	3,600	20,850	24,450	(4,456)	19,994	—
Tucson, AZ	Homewood Suites	2017	2,570	22,802	718	2,570	23,520	26,090	(1,522)	24,568	—
Waltham, MA	Hilton Garden Inn	2017	10,644	21,713	4,978	10,644	26,691	37,335	(2,187)	35,148	—
Watertown, MA	Residence Inn	2018	25,083	45,917	71	25,083	45,988	71,071	(514)	70,557	—
Land Parcels	Land Parcels		4,645	—	(1,886)	2,759	—	2,759	—	2,759	—
			$295,414	$2,037,143	$73,712	$293,542	$2,112,727	$2,406,269	$(351,821)	$2,054,448	$200,011
(1) Properties cross-collateralize the related loan, refer to "Note 6 - Debt" in the Consolidated Financial Statements.
(2) Properties subject to ground lease, refer to "Note 10 - Commitments and Contingencies" in the Consolidated Financial Statements.
(3) Property subject to a PILOT lease, refer to "Note 10 - Commitments and Contingencies" in the Consolidated Financial Statements.

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2018
(in thousands)

(a)         ASSET BASIS

	2018	2017	2016
Reconciliation of land, buildings and improvements:
Balance at beginning of period	$2,355,723	$1,848,673	$1,683,803
Additions to land, buildings and improvements	151,829	636,389	290,486
Disposition of land, buildings and improvements	(100,208)	(129,339)	(125,039)
Impairment loss	(1,075)	—	(577)
Balance at end of period	$2,406,269	$2,355,723	$1,848,673

 (b)         ACCUMULATED DEPRECIATION

	2018	2017	2016
Reconciliation of accumulated depreciation:
Balance at beginning of period	$290,066	$241,760	$212,207
Depreciation	100,545	85,524	72,063
Depreciation on assets sold or disposed	(38,790)	(37,218)	(42,510)
Balance at end of period	$351,821	$290,066	$241,760

 (c)        The aggregate cost of land, buildings, furniture and equipment for Federal income tax purposes is approximately $2,210.1 million.

(d)         Depreciation is computed based upon the following useful lives:

Buildings and improvements 6-40 years
Furniture and equipment 2-15 years

(e)          We have mortgages payable on the properties as noted.  Additional mortgage information can be found in "Note 6 - Debt" to the Consolidated Financial Statements.

(f)           The negative balance for costs capitalized subsequent to acquisition include out-parcels sold, disposal of assets, and recorded impairment losses.