Form 10-Q
period 2019-03-31
Summit Hotel Properties, Inc.
filed 2019-05-01
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
 As of April 24, 2019, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 105,080,973.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investment in hotel properties, net	$1,952,161	$2,065,554
Undeveloped land	2,267	2,267
Assets held for sale, net	96,523	7,633
Investment in real estate loans, net	31,284	30,700
Right-of-use assets	29,722	—
Cash and cash equivalents	42,913	44,088
Restricted cash	28,026	28,468
Trade receivables, net	23,623	13,978
Prepaid expenses and other	9,149	10,111
Deferred charges, net	4,220	4,691
Other assets	9,754	14,807
Total assets	$2,229,642	$2,222,297
LIABILITIES AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$961,826	$958,712
Lease liabilities	19,273	—
Accounts payable	4,645	5,391
Accrued expenses and other	65,929	66,050
Total liabilities	1,051,673	1,030,153
Commitments and contingencies (Note 9)
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.45% Series D - 3,000,000 shares issued and outstanding at March 31, 2019 and December 31, 2018 (aggregate liquidation preference of $75,417 at March 31, 2019 and December 31, 2018)	30	30
6.25% Series E - 6,400,000 shares issued and outstanding at March 31, 2019 and December 31, 2018 (aggregate liquidation preference of $160,861 at March 31, 2019 and December 31, 2018)	64	64
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 105,080,113 and 104,783,179 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,051	1,048
Additional paid-in capital	1,185,790	1,185,310
Accumulated other comprehensive loss	(6,985)	(1,441)
(Distributions in excess of retained earnings) retained earnings	(4,241)	4,838
Total stockholders’ equity	1,175,709	1,189,849
Non-controlling interests in operating partnership	2,260	2,295
Total equity	1,177,969	1,192,144
Total liabilities and equity	$2,229,642	$2,222,297

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Room	$128,100	$129,572
Food and beverage	6,162	6,329
Other	4,690	4,298
Total revenues	138,952	140,199
Expenses:
Room	27,840	29,005
Food and beverage	4,600	4,999
Other hotel operating expenses	39,797	39,458
Property taxes, insurance and other	11,408	10,998
Management fees	5,146	5,352
Depreciation and amortization	25,536	25,246
Corporate general and administrative	5,990	6,607
Total expenses	120,317	121,665
Gain (loss) on disposal of assets, net	4,166	(43)
Operating income	22,801	18,491
Other income (expense):
Interest expense	(10,852)	(9,329)
Other income, net	1,301	789
Total other income (expense)	(9,551)	(8,540)
Income from continuing operations before income taxes	13,250	9,951
Income tax expense (Note 11)	(350)	(260)
Net income	12,900	9,691
Non-controlling interest in Operating Partnership	(23)	(3)
Net income attributable to Summit Hotel Properties, Inc.	12,877	9,688
Preferred dividends	(3,709)	(5,543)
Premium on redemption of preferred stock	—	(3,277)
Net income attributable to common stockholders	$9,168	$868
Earnings per share:
Basic and diluted	$0.09	$0.01
Weighted average common shares outstanding:
Basic	103,749	103,500
Diluted	103,837	103,899

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2019	2018
Net income	$12,900	$9,691
Other comprehensive income, net of tax:
Changes in fair value of derivative financial instruments	(5,558)	3,744
Comprehensive income	7,342	13,435
Comprehensive income attributable to non-controlling interests:
Less - Comprehensive income attributable to non-controlling interest in Operating Partnership	(9)	(15)
Comprehensive income attributable to Summit Hotel Properties, Inc.	7,333	13,420
Preferred dividends	(3,709)	(5,543)
Premium on redemption of preferred stock	—	(3,277)
Comprehensive income attributable to common stockholders	$3,624	$4,600

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit) and Distributions	Total Stockholders’ Equity	Non-controlling Interests in Operating Partnership	Total Equity
Balance at December 31, 2018	9,400,000	$94	104,783,179	$1,048	$1,185,310	$(1,441)	$4,838	$1,189,849	$2,295	$1,192,144
Dividends	—	—	—	—	—	—	(21,956)	(21,956)	(47)	(22,003)
Equity-based compensation	—	—	370,826	4	1,345	—	—	1,349	3	1,352
Shares acquired for employee withholding requirements	—	—	(73,892)	(1)	(833)	—	—	(834)	—	(834)
Other	—	—	—	—	(32)	—	—	(32)	—	(32)
Other comprehensive loss	—	—	—	—	—	(5,544)	—	(5,544)	(14)	(5,558)
Net income	—	—	—	—	—	—	12,877	12,877	23	12,900
Balance at March 31, 2019	9,400,000	$94	105,080,113	$1,051	$1,185,790	$(6,985)	$(4,241)	$1,175,709	$2,260	$1,177,969

Balance at December 31, 2017	12,800,000	$128	104,287,128	$1,043	$1,262,679	$1,451	$9,201	$1,274,502	$2,874	$1,277,376
Redemption of preferred stock	(3,400,000)	(34)	—	—	(81,689)	—	(3,277)	(85,000)	—	(85,000)
Dividends	—	—	—	—	—	—	(24,322)	(24,322)	(58)	(24,380)
Equity-based compensation	—	—	584,520	6	2,214	—	—	2,220	7	2,227
Shares acquired for employee withholding requirements	—	—	(187,850)	(2)	(2,722)	—	—	(2,724)	—	(2,724)
Other	—	—	—	—	(61)	—	—	(61)	—	(61)
Other comprehensive income	—	—	—	—	—	3,732	—	3,732	12	3,744
Net income	—	—	—	—	—	—	9,688	9,688	3	9,691
Balance at March 31, 2018	9,400,000	$94	104,683,798	$1,047	$1,180,421	$5,183	$(8,710)	$1,178,035	$2,838	$1,180,873

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$12,900	$9,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,536	25,246
Amortization of deferred financing costs	381	494
Equity-based compensation	1,352	2,227
(Gain) loss on disposal of assets, net	(4,166)	43
Other	355	(227)
Changes in operating assets and liabilities:
Trade receivables, net	(9,645)	(3,953)
Prepaid expenses and other	746	499
Accounts payable	(510)	(448)
Accrued expenses and other	3,291	4,174
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,240	37,746
INVESTING ACTIVITIES
Acquisitions of hotel properties	(4,178)	—
Investment in hotel properties under development	—	(4,474)
Improvements to hotel properties	(17,248)	(12,958)
Proceeds from asset dispositions, net	11,310	—
Funding of real estate loans	(500)	(5,334)
Proceeds from collection of real estate loans	300	—
NET CASH USED IN INVESTING ACTIVITIES	(10,316)	(22,766)
FINANCING ACTIVITIES
Proceeds from issuance of debt	45,000	270,000
Principal payments on debt	(42,326)	(162,034)
Redemption of preferred stock	—	(85,000)
Dividends paid	(22,668)	(24,782)
Financing fees on debt and other issuance costs	(713)	(1,529)
Repurchase of common shares for withholding requirements	(834)	(2,724)
NET CASH USED IN FINANCING ACTIVITIES	(21,541)	(6,069)
Net change in cash, cash equivalents and restricted cash	(1,617)	8,911
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	72,556	66,007
End of period	$70,939	$74,918
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$11,879	$8,422
Accrued acquisition costs and improvements to hotel properties	$5,306	$5,423
Capitalized interest	$—	$187
Net cash (refunds) payments for income taxes	$(1,049)	$212

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

We focus on owning primarily premium-branded, select-service hotels. At March 31, 2019, our portfolio consisted of 75 hotels with a total of 11,529 guestrooms located in 25 states. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiary (“TRS”). We indirectly own 100% of the outstanding equity interests in all of our TRS Lessees.

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

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934 (the “Exchange Act”). Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three months ended March 31, 2019 may not be indicative of the results that may be expected for the full year of 2019. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We monitor events and changes in circumstances for indicators that the carrying value of a hotel property or undeveloped land may be impaired. Additionally, we perform at least annual reviews to monitor the factors that could trigger an impairment.  Factors that we consider for an impairment analysis include, among others: i) significant underperformance relative to historical or anticipated operating results, ii) significant changes in the manner of use of a property or the strategy of our overall business, including changes in the estimated holding periods for hotel properties and land parcels, iii) a significant increase in competition, iv) a significant adverse change in legal factors or regulations, v) changes in values of comparable land or hotel sales, and vi) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows of the specific property and determine if the carrying amount of the asset is recoverable. If an impairment is identified, we estimate the fair value of the property based on discounted cash flows or sales price if the property is under contract and an adjustment is made to reduce the carrying value of the property to its estimated fair value.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which changed lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. We adopted ASU No. 2016-02 on January 1, 2019. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give companies another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows companies to not apply the new lease standard in the comparative periods they present in their financial statements in the year of adoption. The Company elected the practical expedients allowed under the guidance and retained the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date. The Company also elected not to restate prior periods for the effect of the adoption of the new standard. In accordance with ASU No. 2016-02, we reclassified certain existing lease-related assets and liabilities to Right-of-use assets as of January 1, 2019. The adoption of ASU No. 2016-02 resulted in the recognition of incremental right-of-use assets and related lease liabilities of $23.6 million on the Condensed Consolidated Balance Sheet as of January 1, 2019.

Notes Receivables

We selectively provide mezzanine lending to developers, where we also have the opportunity to acquire the hotel at or after the completion of the development project, and we also may provide seller financing under limited circumstances. We classify notes receivable as held-to-maturity and carry the notes receivable at cost less the unamortized discount, if any. We routinely evaluate our notes receivable for potential specific credit or collection issues that may indicate an impairment. Losses on notes receivable are recognized when incurred based on our best estimate of probable impairment.

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

Revenue Recognition

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

Other revenues such as for parking, meeting space or telephone services are recognized at the point in time or over the time period that the associated good or service is provided. Ancillary services such as parking at certain hotels are provided by third parties and we assess whether we are the principal or agent in such arrangements. If we are determined to be the agent, revenue is recognized based upon the commission paid to us by the third party for the services rendered to our customers. If we are determined to be the principal, revenues are recognized based upon the gross contract price of the service provided. Certain of our hotels have retail spaces, restaurants or other spaces that we lease to third parties. Lease revenues are recognized on a straight line basis over the respective lease terms and are included in Other income on our Condensed Consolidated Statement of Operations.

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

Income Taxes

We have elected to be taxed as a REIT under certain provisions of the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, which does not necessarily equal net income as calculated in accordance with GAAP. As a REIT, we generally will not be subject to federal income tax (other than taxes paid by our TRS at regular corporate income tax rates) to the extent we distribute 100% of our REIT taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will be unable to re-

elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT, unless we satisfy certain relief provisions.

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

NOTE 3 - INVESTMENT IN HOTEL PROPERTIES, NET

Investment in Hotel Properties, net

Investment in hotel properties, net at March 31, 2019 and December 31, 2018 is as follows (in thousands):

	March 31, 2019	December 31, 2018
Hotel buildings and improvements	$1,814,628	$1,916,194
Land	277,452	288,833
Furniture, fixtures and equipment	166,688	165,026
Construction in progress	22,442	21,059
Intangible assets	11,514	22,064
	2,292,724	2,413,176
Less - accumulated depreciation and amortization	(340,563)	(347,622)
	$1,952,161	$2,065,554

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which changed lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. In accordance with ASU No. 2016-02, we reclassified certain existing lease-related intangible assets to Right-of-use assets as of January 1, 2019 (See "Note 5 - Leases" for further information).

Asset Sales

On February 12, 2019, we completed the sale of two hotel properties, the Country Inn & Suites - Charleston, WV and the Holiday Inn Express - Charleston, WV, for an aggregate sales price of $11.6 million. The sale of these properties resulted in the realization of an aggregate gain of $4.2 million.

Hotel Property Acquisitions

We did not acquire any hotel properties during the three months ended March 31, 2019 and 2018.

On January 31, 2019, we exercised our option pursuant to a ground lease agreement to purchase the land under our Residence Inn by Marriott in Baltimore (Hunt Valley), MD for $4.2 million, which resulted in a termination of obligations under the ground lease. As a result, this hotel property is no longer subject to a ground lease.

The results of operations of acquired hotel properties are included in the Condensed Consolidated Statements of Operations beginning on their respective acquisition dates. The following unaudited pro forma information includes operating results for 75 hotels owned as of March 31, 2019 as if all such hotels had been owned by us since January 1, 2018.  For hotels acquired by us after January 1, 2018 (the "Acquired Hotels"), we have included in the pro forma information the financial results of each of the Acquired Hotels for the period prior to acquisition by us (the "Preacquisition Period"). The financial results for the Pre-Acquisition Period were provided by the third-party owner of such Acquired Hotel prior to purchase by us and such information has not been audited or reviewed by our auditors or adjusted by us. For hotels sold by us between January 1, 2018 and March 31, 2019 (the "Disposed Hotels"), the unaudited pro forma information excludes the financial results, including gains on disposal of assets, of each of the Disposed Hotels for the period of ownership by us from January 1, 2018 through the date that the Disposed Hotels were sold by us. The unaudited pro forma information is included to enable comparison of results for the current reporting period to results for the comparable period of the prior year and is not indicative of what actual results of operations would have been had the hotel acquisitions and dispositions taken place on or before January 1, 2018. The pro forma amounts exclude the gain or loss on the sale of hotel properties during the three months ended March 31, 2019 and 2018. This information does not purport to be indicative of or represent results of operations for future periods.

The unaudited condensed pro forma financial information for the 75 hotel properties owned at March 31, 2019 for the three months ended March 31, 2019 and 2018 is as follows (in thousands, except per share):

	For the Three Months Ended March 31,
	2019	2018
Revenues	$138,682	$132,580
Income from hotel operations	$50,248	$47,633
Net income (1)	$8,887	$8,344
Net income (loss) attributable to common stockholders, net of amount allocated to participating securities (1) (2)	$5,098	$(545)
Basic and diluted net income (loss) per share attributable to common stockholders (1) (2)	$0.05	$(0.01)

(1)
Pro forma amounts include depreciation expense, property tax expense, interest expense, income tax expense, and other corporate expenses totaling $51.2 million and $48.2 million for the three months ended March 31, 2019 and 2018, respectively.

(2)	Pro forma amounts for the three months ended March 31, 2018 include the effect of the premium on redemption of preferred stock of $3.3 million.

Assets Held for Sale

Assets held for sale at March 31, 2019 included a land parcel in Flagstaff, AZ and a portfolio of six properties that were sold on April 17, 2019. Assets held for sale at December 31, 2018 included a land parcel in Flagstaff, AZ and a portfolio of two properties that were sold on February 12, 2019. Assets held for sale were as follows (in thousands):

	March 31, 2019	December 31, 2018
Hotel buildings and improvements	$103,891	$7,929
Land	12,950	2,442
Furniture, fixtures and equipment	11,086	2,519
Franchise fees	573	131
Other	83	—
	128,583	13,021
Less - accumulated depreciation and amortization	(32,060)	(5,388)
	$96,523	$7,633

NOTE 4 - DEBT

At March 31, 2019 and December 31, 2018, our indebtedness was comprised of borrowings under our $600.0 million senior unsecured revolving credit and term loan facility (described below), the 2018 Term Loan (as defined below), the 2017 Term Loan (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 4.26% at March 31, 2019 and 4.27% at December 31, 2018.

Debt, net of debt issuance costs, is as follows (in thousands):

	March 31, 2019	December 31, 2018
Revolving debt	$125,000	$115,000
Term loans	650,000	650,000
Mortgage loans	192,686	200,011
	967,686	965,011
Unamortized debt issuance costs	(5,860)	(6,299)
Debt, net of debt issuance costs	$961,826	$958,712

We have entered into interest rate swaps to partially fix the interest rates on a portion of our variable interest rate indebtedness. See "Note 6 - Derivative Financial Instruments and Hedging" to the Condensed Consolidated Financial Statements for additional information. Our total fixed-rate and variable-rate debt, after considering our interest rate derivative agreements that are currently effective, is as follows (in thousands):

	March 31, 2019	Percentage	December 31, 2018	Percentage
Fixed-rate debt	$562,000	58%	$569,103	59%
Variable-rate debt	405,686	42%	395,908	41%
	$967,686		$965,011

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Fixed-rate debt	$162,000	$160,638	$169,103	$166,256	Level 2 - Market approach

At March 31, 2019 and December 31, 2018, we had $400.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value.  Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to "Note 6 - Derivative Financial Instruments and Hedging."

$600 Million Senior Unsecured Credit and Term Loan Facility

On December 6, 2018, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $600.0 million senior unsecured facility (the “2018 Unsecured Credit Facility”). The 2018 Unsecured Credit Facility is comprised of a $400.0 million revolving credit facility (the “$400 Million Revolver”) and a $200.0 million term loan (the “$200 Million Term Loan”). At March 31, 2019, the maximum amount of borrowing provided by the 2018 Unsecured Credit Facility was $600.0 million, of which we had $325.0 million borrowed and $275.0 million available to borrow.

The 2018 Unsecured Credit Facility has an accordion feature which will allow the Company to increase the total commitments by an aggregate of up to $300.0 million.  The $400 Million Revolver will mature on March 31, 2023 and can be extended to March 31, 2024 at the Company’s option, subject to certain conditions. The $200 Million Term Loan will mature on April 1, 2024.

The interest rate on the 2018 Unsecured Credit Facility is based on a pricing grid ranging from 140 basis points to 215 basis points plus LIBOR for the $400 Million Revolver and 135 basis points to 210 basis points plus LIBOR for the $200 Million Term Loan, depending upon the Company's leverage ratio. The interest rate at March 31, 2019 for the $200 Million Term Loan was 4.09%.

Financial and Other Covenants.  We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2018 Unsecured Credit Facility. At March 31, 2019, we were in compliance with all financial covenants.

Unencumbered Assets. The 2018 Unsecured Credit Facility is unsecured.  However, borrowings under the 2018 Unsecured Credit Facility are limited by the value of hotel assets that qualify as unencumbered assets. At March 31, 2019, the Company had 53 unencumbered hotel properties (the "Unencumbered Properties") supporting the 2018 Unsecured Credit Facility.

Former $450 Million Senior Unsecured Credit and Term Loan Facility

On January 15, 2016, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $450.0 million senior unsecured credit facility (the "2016 Unsecured Credit Facility"). The 2016 Unsecured Credit Facility was comprised of a $300.0 million revolving credit facility (the “$300 Million Revolver”) and a $150.0 million term loan (the “$150 Million Term Loan”). The 2016 Unsecured Credit Facility was replaced by the 2018 Unsecured Credit Facility. The outstanding principal balance on the 2016 Unsecured Credit Facility was transferred to the 2018 Unsecured Credit Facility and the 2016 Unsecured Credit Facility was paid off in full and terminated.

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

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.80% and 2.55%, depending upon our leverage ratio (as defined in the loan documents), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin between 0.80% and 1.55%, depending upon our leverage ratio.  We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at March 31, 2019 was 4.39%.

Financial and Other Covenants.  We are required to comply with a series of financial and other covenants to draw and maintain borrowings under the 2018 Term Loan. At March 31, 2019, we were in compliance with all financial covenants.

Unencumbered Assets.  The 2018 Term Loan is unsecured.  However, borrowings under the term loan are limited by the value of the assets that qualify as unencumbered assets.  At March 31, 2019, the Unencumbered Properties also supported the 2018 Term Loan.

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

Financial and Other Covenants.  We are required to comply with a series of financial and other covenants to draw and maintain borrowings under the 2017 Term Loan. At March 31, 2019, we were in compliance with all financial covenants.

Unencumbered Assets.  The 2017 Term Loan is unsecured.  However, borrowings under the term loan are limited by the value of the assets that qualify as unencumbered assets.  At March 31, 2019, the Unencumbered Properties also supported the 2017 Term Loan.

At closing, we drew $125.0 million of the $225.0 million available under the 2017 Term Loan and used the proceeds to pay down the principal balance of our $300 Million Revolver. On December 11, 2017, we drew the remaining $100.0 million of the $225.0 million available under the 2017 Term Loan and used the proceeds to pay down the principal balance of our $300 Million Revolver. The interest rate at March 31, 2019 was 4.09%.

2015 Term Loan

On April 7, 2015, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into an unsecured term loan (the “2015 Term Loan”), with an original principal amount of $125.0 million, that was later increased to $140.0 million, upon exercise of an accordion feature.

On February 15, 2018, we terminated the facility and repaid the $140.0 million outstanding balance with funds received from the 2018 Term Loan.

Metabank Loan

On June 30, 2017, we entered into a $47.6 million secured, non-recourse loan with MetaBank (the "MetaBank Loan"). During the year ended December 31, 2017, we drew $47.6 million on the MetaBank Loan and used the proceeds to pay down the principal balance of our $300 Million Revolver. The MetaBank Loan provides for a fixed interest rate of 4.44% and originally provided for interest-only payments for 18 months following the closing date. On January 31, 2019, we entered into a modification agreement, at no additional cost, that increased the interest-only period from 18 months to 24 months following the closing date. After this 24 month period, the loan is amortized over 25 years through the maturity date of July 1, 2027. The MetaBank Loan is secured by three hotels and is subject to a prepayment penalty if prepaid prior to April 1, 2027.

Mortgage Loans

At March 31, 2019, we had mortgage loans totaling $192.7 million that are secured primarily by first mortgage liens on certain hotel properties. On March 19, 2019, we had a mortgage loan of $26.2 million that was secured by four hotel properties. We defeased $6.3 million of the principal to have the encumbrance released on one property, the Hyatt Place in Arlington, TX, to facilitate the sale of the property. As a result of this transaction, we recorded debt transaction costs of $0.6 million primarily related to the debt defeasance premium.

NOTE 5 - LEASES

The Company has operating leases related to the land under certain hotel properties, conference centers, parking spaces, automobiles, our corporate office and other miscellaneous office equipment. These leases have remaining terms of 1 year to 80 years, some of which include options to extend the leases for additional years. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We rent or sublease certain real estate to third parties.

On January 1, 2019, the Company adopted ASC No. 842, Leases, and recognized right-of-use lease assets and related liabilities.  The right-of-use assets and related liabilities include renewal options reasonably certain to be exercised.  Since most of the Company's leases do not provide an implicit rate, we used our incremental borrowing rate of 5.0% calculated based on information available at adoption.

During the three months ended March 31, 2019, the Company's total operating lease cost was $1.0 million and the operating cash outflows from operating leases was $0.9 million. As of March 31, 2019, the weighted average operating lease term was 29.4 years.

On January 31, 2019, we exercised our option pursuant to a ground lease agreement to purchase the land under our hotel property in Baltimore (Hunt Valley), MD for $4.2 million, which resulted in a termination of obligations under the ground lease.

Operating lease maturities as of March 31, 2019 are as follows (in thousands):

2019	$1,651
2020	2,051
2021	1,934
2022	1,715
2023	863
Thereafter	28,442
Total lease payments (1)	36,656
Less interest	(17,383)
Total	$19,273

(1)	Certain payments above include future increases to the minimum fixed rent based on the Consumer Price Index in effect at the initial measurement of the lease balances.

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at March 31, 2019 and December 31, 2018 is as follows (dollars in thousands):

			Notional Amount			Fair Value
Contract date	Effective Date	Expiration Date	March 31, 2019		December 31, 2018	March 31, 2019	December 31, 2018
October 2, 2017	January 29, 2018	January 31, 2023	$100,000	(1)	$100,000	$630	$1,758
October 2, 2017	January 29, 2018	January 31, 2023	100,000	(1)	100,000	585	1,703
June 11, 2018	September 28, 2018	September 30, 2024	75,000	(2)	75,000	(2,731)	(1,656)
June 11, 2018	December 31, 2018	December 31, 2025	125,000	(3)	125,000	(5,623)	(3,386)
			$400,000		$400,000	$(7,139)	$(1,581)

(1)	Interest rate swap partially fixes the interest rate on a portion of our variable interest rate unsecured indebtedness and converts LIBOR from a floating rate to an average annual fixed rate of 1.98%.

(2)	Interest rate swap partially fixes the interest rate on a portion of our variable interest rate unsecured indebtedness and converts LIBOR from a floating rate to an average annual fixed rate of 2.87%.

(3)	Interest rate swap partially fixes the interest rate on a portion of our variable interest rate unsecured indebtedness and converts LIBOR from a floating rate to an average annual fixed rate of 2.93%.

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At March 31, 2019 and December 31, 2018, two of our interest rate swaps were in an asset position and two were in a liability position. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Other comprehensive income and are reclassified to Interest expense in our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings. In the next twelve months, we estimate that $0.2 million will be reclassified from Other comprehensive income and recorded as an increase to Interest expense.

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	For the Three Months Ended March 31,
	2019	2018
(Loss) gain recognized in Other comprehensive income on derivative financial instruments	$(5,497)	$3,537
Gain (loss) reclassified from Other comprehensive income to Interest expense	$61	$(207)
Total interest expense in which the effects of cash flow hedges are recorded	$(10,852)	$(9,329)

NOTE 7 - EQUITY

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

Changes in common stock during the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31,
	2019	2018
Beginning common shares outstanding	104,783,179	104,287,128
Grants under the Equity Plan	537,304	583,373
Common stock issued for director fees	—	1,147
Performance share and other forfeitures	(166,478)	—
Shares retained for employee tax withholding requirements	(73,892)	(187,850)
Ending common shares outstanding	105,080,113	104,683,798

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

 At March 31, 2019 and December 31, 2018, unaffiliated third parties owned 259,265 Common Units of the Operating Partnership, representing less than a 1% limited partnership interest in the Operating Partnership for each period.

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

NOTE 8 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at March 31, 2019 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$1,215	$—	$1,215
Purchase options related to real estate loans	—	—	6,120	6,120
Liabilities:
Interest rate swaps	—	8,354	—	8,354

	Fair Value Measurements at December 31, 2018 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$3,461	$—	$3,461
Purchase options related to real estate loans	—	—	6,120	6,120
Liabilities:
Interest rate swaps	—	5,042	—	5,042

We are a mezzanine lender on three construction loans to fund up to an aggregate of $29.6 million for the development of three hotel properties. The three real estate loans closed in the fourth quarter of 2017 and each has a stated interest rate of 8% and an initial term of approximately three years.  As of March 31, 2019, we have funded the full amount of $29.6 million. We have separate options related to each loan (each the "Initial Option") to purchase a 90% interest in each joint venture that owns the respective hotel upon completion of construction. We also have the right to purchase the remaining interests in each joint venture at future dates, generally five years after we exercise our Initial Option. We have recorded the aggregate estimated fair values of the Initial Options totaling $6.1 million in Other assets and as a discount to the related real estate loans. The discount will be amortized as a component of interest income over the term of the real estate loans using the straight-line method, which approximates the interest method. We recorded amortization of the discount of $0.5 million during the three months ended March 31, 2019 and 2018.

Our purchase options do not have readily determinable fair values. The fair value of each purchase option was estimated using a binomial lattice model. The estimated fair values of the purchase options were based on unobservable inputs for which there is little or no market information available and required us to develop our own assumptions as follows (dollar amounts in thousands):

	Real Estate Loan 1	Real Estate Loan 2	Real Estate Loan 3
Exercise price	$15,143	$17,377	$5,503
First option exercise date (1)	12/31/2018	3/31/2019	5/31/2019
Last option exercise date	11/1/2020	12/5/2020	12/1/2020
Expected volatility	32.0%	38.0%	37.0%
Risk free rate	1.7%	1.8%	1.9%
Expected annualized equity dividend yield	6.8%	9.9%	6.5%

(1)
The first option exercise date is the date used for valuing the purchase option. The actual option exercise dates are on or after the hotels are fully constructed and open for business. As of March 31, 2019, one of the three hotels were open for business.

On June 29, 2018 we sold the Holiday Inn Duluth, GA and the Hilton Garden Inn in Duluth, GA for an aggregate selling price of $24.9 million. We provided seller financing of $3.6 million on the sale of these properties under two three-and-a-half-year second mortgage notes with a blended interest rate of 7.38%. The amortized cost basis of these loans were $3.0 million at March 31, 2019.

The amortized cost basis of our Investment in Real Estate Loans approximates their fair values. The amortized cost basis and fair values of our Investment in Real Estate Loans at March 31, 2019, by contractual maturities, are as follows: $2.5 million in 2019, $26.8 million in 2020 and $2.0 million in 2021.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Restricted Cash

The Company maintains reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at some of our hotel properties in accordance with management, franchise or mortgage loan agreements. These agreements generally require us to reserve cash ranging from 2% to 5% of the revenues of the individual hotel in restricted cash escrow accounts. Any unused restricted cash balances revert to us upon the termination of the underlying agreement or may be released to us from the restricted cash escrow accounts upon proof of expenditures and approval from the lender or other party requiring the restricted cash reserves. At March 31, 2019 and December 31, 2018, approximately $28.0 million and $28.5 million, respectively, was available in restricted cash reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at our hotel properties.

Franchise Agreements

We expensed fees related to our franchise agreements of $11.5 million for both the three months ended March 31, 2019 and 2018.

Management Agreements

Our hotel properties operate pursuant to management agreements with various professional third-party management companies. We pay base management fees that are a percentage of gross room revenues and incentive management fees based on achievement of certain financial targets pursuant to contracts that generally have remaining terms of less than five years. Management fee expenses for the three months ended March 31, 2019 and 2018 were $5.1 million and $5.4 million, respectively.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business. There are currently no pending legal actions that we believe would have a material effect on our financial position or results of operations.

NOTE 10 - EQUITY-BASED COMPENSATION

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

Stock Options Granted Under our Equity Plan

As of March 31, 2019, we had 235,000 outstanding and exercisable stock options with a weighted average exercise price of $9.75 per share, weighted average contractual term of 1.9 years and an aggregate intrinsic value of $0.4 million.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock award activity under our Equity Plan for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2018	370,152	$13.40	$3,602
Granted	234,977	11.32
Vested	(153,287)	12.83
Forfeited	(1,012)	13.15
Non-vested at March 31, 2019	450,830	$12.51	$5,144

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

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under the Equity Plan for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2018	708,227	$14.75	$6,891
Granted	302,327	12.81
Vested	(89,097)	13.77
Forfeited	(165,466)	13.77
Non-vested at March 31, 2019	755,991	$14.31	$8,626

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

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate general and administrative expenses in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Time-based restricted stock	$542	$836
Performance-based restricted stock	810	1,374
Director stock	—	17
	$1,352	$2,227

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $11.7 million at March 31, 2019 and will be recorded as follows (in thousands):

	Total	2019	2020	2021	2022	2023
Time-based restricted stock	$4,889	$1,780	$1,806	$1,054	$233	$16
Performance-based restricted stock	6,857	2,586	2,578	1,477	216	—
	$11,746	$4,366	$4,384	$2,531	$449	$16

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

We recorded an income tax expense of $0.4 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively. The Company had deferred tax assets of $2.0 million at both March 31, 2019 and December 31, 2018.

We had no unrecognized tax benefits at March 31, 2019. We expect no significant changes in unrecognized tax benefits within the next year.

NOTE 12 - EARNINGS PER SHARE

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

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share):

	For the Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$12,900	$9,691
Less: Preferred dividends	(3,709)	(5,543)
Premium on redemption of preferred stock	—	(3,277)
Allocation to participating securities	(67)	(70)
Attributable to non-controlling interest	(23)	(3)
Net income attributable to common stockholders, net of amount allocated to participating securities	$9,101	$798
Denominator:
Weighted average common shares outstanding - basic	103,749	103,500
Dilutive effect of equity-based compensation awards	88	399
Weighted average common shares outstanding - diluted	103,837	103,899
Earnings per share:
Basic and diluted	$0.09	$0.01

All outstanding stock options were included in the computation of diluted earnings per share for the three months ended March 31, 2019 and 2018 due to their dilutive effect. The Common Units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income would also be added to derive net income attributable to common stockholders. We had unvested performance-based restricted stock awards of 755,991 shares for the three months ended March 31, 2019 and 453,664 shares for the three months ended March 31, 2018, which were excluded from the denominator of the diluted earnings per share as the awards had not achieved the requisite performance conditions for vesting at each period end.

NOTE 13 - SUBSEQUENT EVENTS

Dividends

On April 29, 2019, our Board of Directors declared cash dividends of $0.18 per share of common stock, $0.403125 per share of 6.45% Series D Cumulative Redeemable Preferred Stock, and $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock. These dividends are payable May 31, 2019 to stockholders of record on May 17, 2019.

Asset Sales

On April 17, 2019, we completed the sale of six hotel properties for a gross aggregate sales price of $135.0 million, or a net aggregate sales price of $133.0 million after a buyer credit of $2.0 million. The sale resulted in a net gain of approximately $36.6 million.

Debt Transactions

On April 11, 2019, we repaid a $10.6 million mortgage loan with U.S. Bank to release the encumbrance on the Hampton Inn in Goleta, CA to facilitate the sale of the property. As a result of this transaction, we incurred debt transaction costs of $1.0 million.

On April 24, 2019, we repaid a mortgage loan with Compass Bank totaling $21.9 million. There was no prepayment penalty associated with the repayment of this loan.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2018 and our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

•	default by borrowers to which we lend or provide seller financing;

•	global, national, regional and local economic and geopolitical conditions;

•	levels of spending for business and leisure travel, as well as consumer confidence;

•	supply and demand factors in our markets or sub-markets;

•	adverse changes in occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) and other hotel operating metrics;

•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

•	financial condition of, and our relationships with, third-party property managers and franchisors;

•	the degree and nature of our competition;

•	increased interest rates;

•	increased operating costs, including but not limited to labor costs;

•	increased renovation costs, which may cause actual renovation costs to exceed our current estimates;

•	changes in zoning laws;

•	increases in real property taxes that are significantly higher than our expectations;

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

•	availability of and our ability to retain qualified personnel;

•	our failure to maintain our qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "IRC");

•	changes in our business or investment strategy;

•	availability, terms and deployment of capital;

•	general volatility of the capital markets and the market price of our common stock;

•	environmental uncertainties and risks related to natural disasters;

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

•	current and future changes to the IRC; and

•	the other factors discussed under the heading "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning primarily premium-branded, select-service hotels. At March 31, 2019, our portfolio consisted of 75 hotels with a total of 11,529 guestrooms located in 25 states. We own our hotels in fee simple, except for five hotels, four of which are subject to ground leases and one of which is subject to a PILOT (payment in lieu of taxes) lease. Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

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

Management Company	Number of Properties	Number of Guestrooms
Interstate Management Company, LLC and its affiliate Noble Management Group, LLC	31	4,604
OTO Development, LLC	13	1,797
Stonebridge Realty Advisors, Inc.	8	1,143
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	7	1,176
Select Hotels Group, LLC, an affiliate of Hyatt	6	934
White Lodging Services Corporation	4	791
American Liberty Hospitality, Inc.	2	372
Aimbridge Hospitality	2	199
Fillmore Hospitality	1	261
Intercontinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Total	75	11,529

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

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of lodging demand include growth in gross domestic product, corporate profits, capital investments and employment. Volatility in the economy and risks arising from global and domestic political or economic conditions may cause slowing economic growth, which would have an adverse effect on lodging demand. Also, increasing supply in the industry, and specifically in our markets or sub-markets, may reduce RevPAR growth.

The U.S. lodging industry has experienced a positive trend since emerging from the last downturn in 2009, though at a slower rate in recent periods.  According to the PricewaterhouseCoopers LLP industry report, "Hospitality Directions: January 2019," RevPAR growth in the U.S. for Upscale hotels is forecasted to be 1.5% for 2019. While our outlook on national macroeconomic conditions remains stable, the velocity of RevPAR growth in our industry and the Upscale market segment decelerated for fiscal year 2018. We could experience a decline in our RevPAR growth in the near term due to increases in supply or reduced demand in our market or sub-markets.

Our Hotel Property Portfolio

At March 31, 2019, our portfolio consisted of 75 hotels with a total of 11,529 guestrooms. According to current chain scales as defined by STR, Inc., two of our hotel properties with 280 guestrooms are categorized as Upper-upscale hotels, 61 of our hotel properties with 9,480 guestrooms are categorized as Upscale hotels and 12 of our hotel properties with 1,769 guestrooms are categorized as Upper-midscale hotels. Information about our hotel properties as of March 31, 2019 is as follows:

Franchise/Brand	Number of Hotel Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	15	2,760
Residence Inn by Marriott	10	1,445
SpringHill Suites by Marriott	6	874
AC Hotel by Marriott	1	255
Fairfield Inn & Suites by Marriott	1	140
Four Points by Sheraton	1	101
Marriott	1	165
Total Marriott	35	5,740
Hilton
Hampton Inn & Suites	7	1,044
Hilton Garden Inn	7	962
Hampton Inn	2	240
Homewood Suites	2	251
DoubleTree by Hilton	1	210
Total Hilton	19	2,707
Hyatt
Hyatt Place	14	2,035
Hyatt House	3	466
Total Hyatt	17	2,501
IHG
Holiday Inn Express & Suites	2	345
Hotel Indigo	1	115
Staybridge Suites	1	121
Total IHG	4	581
Total	75	11,529

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

Asset Sales

On February 12, 2019, we completed the sale of two hotel properties, the Country Inn & Suites - Charleston, WV and the Holiday Inn Express - Charleston, WV, for an aggregate sales price of $11.6 million. The sale of these properties resulted in the realization of an aggregate gain of $4.2 million.

On April 17, 2019, we completed the sale of six hotel properties for a gross aggregate sales price of $135.0 million, or a net aggregate sales price of $133.0 million after a buyer credit of $2.0 million. The sale resulted in a net gain of approximately $36.6 million, which will be recorded in the second quarter of 2019.

See “Note 3 - Investment in Hotel Properties, net” to the Condensed Consolidated Financial Statements for additional information concerning our asset development and dispositions.

Results of Operations

The comparisons that follow should be reviewed in conjunction with the unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2019 with the Three Months Ended March 31, 2018

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the three months ended March 31, 2019 compared with the three months ended March 31, 2018 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned as of March 31, 2019 and that we have owned or leased at all times since January 1, 2018.

	For the Three Months Ended March 31,				Quarter-over-Quarter		Quarter-over-Quarter
	2019		2018		Dollar Change		Percentage/Basis Point Change
	Total Portfolio (75 hotels)	Same-Store Portfolio (73 hotels)	Total Portfolio (83 hotels)	Same-Store Portfolio (73 hotels)	Total Portfolio (75/83 hotels)	Same-Store Portfolio (73 hotels)	Total Portfolio (75/83 hotels)		Same-Store Portfolio (73 hotels)
Revenues:
Room	$128,100	$123,598	$129,572	$120,398	$(1,472)	$3,200	(1.1)%		2.7%
Food and beverage	6,162	5,999	6,329	5,910	(167)	89	(2.6)%		1.5%
Other	4,690	4,642	4,298	4,233	392	409	9.1%		9.7%
Total	$138,952	$134,239	$140,199	$130,541	$(1,247)	$3,698	(0.9)%		2.8%

Expenses:
Room	$27,840	$26,719	$29,005	$26,941	$(1,165)	$(222)	(4.0)%		(0.8)%
Food and beverage	4,600	4,503	4,999	4,620	(399)	(117)	(8.0)%		(2.5)%
Other hotel operating expenses	39,797	38,511	39,458	36,684	339	1,827	0.9%		5.0%
Total	$72,237	$69,733	$73,462	$68,245	$(1,225)	$1,488	(1.7)%		2.2%

Operational Statistics:
Occupancy	76.4%	76.2%	76.3%	76.0%	n/a	n/a	12	bps	22	bps
ADR	$160.80	$160.73	$154.22	$157.16	$6.58	$3.57	4.3%		2.3%
RevPAR	$122.81	$122.50	$117.60	$119.42	$5.21	$3.08	4.4%		2.6%

Revenue. The $1.2 million decline in total portfolio revenues for the three months ended March 31, 2019 compared to the same period of 2018 is the result of a decline in revenues of $9.3 million related to properties sold after December 31, 2017, partially offset by incremental revenues of $4.4 million generated as a result of the acquisition of one hotel and the opening of another hotel in 2018 (the “2018 Acquisitions”) and an increase in same-store revenues of $3.7 million.

The 4.4% increase in RevPAR for the total portfolio for the three months ended March 31, 2019 compared to the same period of 2018 is the result of the purchase of higher RevPAR hotel properties with the 2018 Acquisitions, which produced an aggregate RevPAR of $147.93 for the three months ended March 31, 2019, and the sale of lower RevPAR hotels since March 31, 2018, which produced an aggregate RevPAR of $98.02 for the three months ended March 31, 2018.

Expenses. The $1.2 million decrease in total portfolio expenses for the three months ended March 31, 2019 compared to the same period of 2018 is the result of a decline in expenses of $4.9 million related to properties sold after December 31, 2017, partially offset by incremental expenses of $2.2 million due to the 2018 Acquisitions and an increase in same-store expenses of $1.5 million. The increase in same-store expenses for the three months ended March 31, 2019 compared to the same period of 2018 were primarily driven by increased brand-related fees.

Depreciation and amortization. Depreciation and amortization expenses increased $0.3 million, or 1.1%, in the three months ended March 31, 2019, primarily due to incremental depreciation expense associated with the 2018 Acquisitions, partially offset by a decline in depreciation expense related to properties sold after December 31, 2017.

Corporate, general and administrative. Corporate general and administrative expenses decreased by $0.6 million, or 9.3%, during the three months ended March 31, 2019 compared with the three months ended March 31, 2018, primarily due to a decline in stock-based compensation.

Gain on disposal of assets, net. Gain on disposal of assets, net increased $4.2 million for the three months ended March 31, 2019 compared to the same period of 2018 due to the sale of two hotels during the three months ended March 31, 2019 for a net gain of $4.2 million.

Other income, net. Other income, net increased by $0.5 million during the three months ended March 31, 2019 compared with the three months ended March 31, 2018 primarily due to an increase in Investment in real estate loans, net that resulted in additional interest income during the three months ended March 31, 2019 of approximately $0.3 million.

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

FFO and AFFO

As defined by Nareit, FFO represents net income or loss (computed in accordance with GAAP), excluding preferred dividends, gains (or losses) from sales of real property, impairment losses on real estate assets, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization related to real estate assets, and adjustments for unconsolidated partnerships and joint ventures. AFFO represents FFO excluding amortization of deferred financing costs, franchise fees, equity-based compensation expense, debt transaction costs, premiums on redemption of preferred shares, losses from net casualties, non-cash lease expense, non-cash interest income and non-cash income tax related adjustments to our deferred tax assets. Unless otherwise indicated, we present FFO and AFFO applicable to our common shares and common units. We present FFO and AFFO because we consider FFO and AFFO an important supplemental measure of our operational performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and AFFO when reporting their results. FFO and AFFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and AFFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and AFFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our computation of FFO differs slightly from the computation of Nareit-defined FFO related to the reporting of corporate depreciation and amortization expense. Our computation of FFO may also differ from the methodology for calculating FFO used by other equity REITs and, accordingly, may not be comparable to such other REITs. FFO and AFFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.  Where indicated in this Quarterly Report on Form 10-Q, FFO is based on our computation of FFO and not the computation of Nareit-defined FFO unless otherwise noted.

The following is a reconciliation of our GAAP net income to FFO and AFFO for the three months ended March 31, 2019 and 2018 (in thousands, except per share/unit amounts):

	For the Three Months Ended March 31,
	2019	2018
Net income	$12,900	$9,691
Preferred dividends	(3,709)	(5,543)
Premium on redemption of preferred stock	—	(3,277)
Net income applicable to common shares and common units	9,191	871
Real estate-related depreciation	25,425	25,123
(Gain) loss on disposal of assets, net	(4,166)	43
FFO applicable to common shares and common units	30,450	26,037
Amortization of lease-related intangible assets, net	35	181
Amortization of deferred financing costs	381	494
Amortization of franchise fees	111	123
Equity-based compensation	1,352	2,227
Debt transaction costs	713	88
Premium on redemption of preferred stock	—	3,277
Non-cash interest income	(507)	(509)
Non-cash lease expense, net	156	—
Casualty (recoveries) losses, net	(427)	218
AFFO applicable to common shares and common units	$32,264	$32,136
Weighted average diluted common shares/common units (1)	104,198	104,403
FFO per common share/common unit	$0.29	$0.25
AFFO per common share/common unit	$0.31	$0.31

(1)
Includes common units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the common units are redeemable for cash or, at our election, shares of our common stock.

AFFO applicable to common shares and common units increased $0.1 million, or 0.4%, over the prior year despite the disposition of hotel properties due to an increase in AFFO from same-store properties, acquired higher RevPAR properties, and the effect of lower preferred dividends as a result of the redemption of $85.0 million of preferred stock during the three months ended March 31, 2018, offset by increases in interest expense.

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

EBITDAre and Adjusted EBITDAre

EBITDAre is based on EBITDA and is expected to provide additional relevant information about REITs as real estate companies in support of growing interest among generalist investors. EBITDAre is intended to be a supplemental non-GAAP performance measure that is independent of a company’s capital structure and will provide a uniform basis to measure the enterprise value of a company compared to other REITs.

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

We make additional adjustments to EBITDAre when evaluating our performance because we believe that the exclusion of certain additional non-recurring or certain non-cash items described below provides useful supplemental information to investors regarding our ongoing operating performance. We believe that the presentation of Adjusted EBITDAre, when combined with the primary GAAP presentation of net income, is useful to an investor in evaluating our operating performance because it provides investors with an indication of our ability to incur and service debt, to satisfy general operating expenses, to make capital expenditures and to fund other cash needs or reinvest cash into our business. We also believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our asset base (primarily depreciation and amortization) from our operating results.

The following is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Net income	$12,900	$9,691
Depreciation and amortization	25,536	25,246
Interest expense	10,852	9,329
Interest income	(69)	(27)
Income tax expense	350	260
EBITDA	49,569	44,499
(Gain) loss on disposal of assets, net	(4,166)	43
EBITDAre	45,403	44,542
Amortization of lease-related intangible assets, net	35	181
Equity-based compensation	1,352	2,227
Debt transaction costs	713	88
Non-cash interest income	(507)	(509)
Non-cash lease expense, net	156	—
Casualty (recoveries) losses, net	(427)	218
Adjusted EBITDAre	$46,725	$46,747

Adjusted EBITDAre was $46.7 million for the three months ended March 31, 2019 and 2018, despite the disposition of hotel properties, as decreased revenues from the disposition of properties were offset by an increase in same-store revenues and decreased operating expenses.

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

We expect to satisfy our liquidity requirements with cash provided by operations, working capital, short-term borrowings under our $400 Million Revolver, term debt, repayment of notes receivable, the strategic sale of hotels and the release of restricted cash upon satisfaction of the usage requirements. In addition, we may fund the purchase price of hotel acquisitions, hotel development costs, and cost of required capital improvements by borrowing under our $400 Million Revolver, assuming mortgage debt from the seller on acquired hotels, issuing securities (including common units issued by our Operating Partnership), or incurring mortgage or other types of debt. Further, we may seek to meet our liquidity requirements by raising capital through public or private offerings of our equity or debt securities. However, certain factors may have an adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders, volatility in the equity and debt capital markets and other market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all. We believe that our cash provided by operations, working capital, borrowings available under our various credit facilities and other sources of funds available to us will be sufficient to meet our ongoing liquidity requirements for at least the next 12 months.

On March 19, 2019, we had a mortgage loan of $26.2 million that was secured by four hotel properties. We defeased $6.3 million of the principal to have the encumbrance released on one property, the Hyatt Place in Arlington, TX, to facilitate the sale of the property. As a result of this transaction, we recorded debt transaction costs of $0.6 million during the three months ended March 31, 2019, primarily related to the debt defeasance premium.

On April 11, 2019, we repaid a $10.6 million mortgage loan with U.S. Bank to release the encumbrance on the Hampton Inn in Goleta, CA to facilitate the sale of the property. On April 24, 2019, we repaid a mortgage loan with Compass Bank totaling $21.9 million. As a result of these transactions, we recorded debt transaction costs of $1.0 million in the second quarter of 2019.

We have made three mezzanine construction loans totaling $29.6 million as of March 31, 2019 for the development of three hotel properties. These three real estate loans closed in the fourth quarter of 2017 and each has a stated interest rate of 8.0% and an initial term of approximately three years.  As of March 31, 2019, we have funded the full amount of $29.6 million.

Outstanding Indebtedness

At April 24, 2019, we had borrowed $225.0 million on our senior unsecured credit and term loan facility, which included borrowings of $200.0 million on our $200 Million Term Loan and $25.0 million on our $400 Million Revolver. Additionally, we had $225.0 million outstanding on our 2017 Term Loan and $225.0 million outstanding on our 2018 Term Loan. Each of the credit facilities were supported by the 50 hotel properties included in the credit facility borrowing base. In addition, we have four hotels unencumbered by mortgage debt that are available to be used for collateral for future loans.

At March 31, 2019, we have scheduled debt principal amortization payments during the next 12 months totaling $4.2 million and no debt maturities during the next 12 months. Although we believe that we will have the capacity to pay these scheduled principal debt payments or that we will be able to fund them using draws under our $400 Million Revolver, there can be no assurances that our credit facility will be available to repay such amortizing debt as draws under our credit facility are subject to meeting certain financial covenants. At March 31, 2019, we were in compliance with all of our covenants under the senior unsecured credit and term loan facility.

We intend to secure or assume term loan financing or use our $400 Million Revolver, together with other sources of financing, for use in debt repayments, funding future acquisitions, hotel development costs, and capital improvements. We may not succeed in obtaining new financing on favorable terms, or at all, and we cannot predict the size or terms of future financings. Our failure to obtain new financing could adversely affect our ability to grow our business.

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

See "Note 4 - Debt" to the Condensed Consolidated Financial Statements for additional information concerning our financial arrangements.

A summary of our gross debt at March 31, 2019 is as follows (dollars in thousands):

Lender	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Encumbered Properties		Principal Amount Outstanding
$600 Million Senior Unsecured Credit Facility
Deutsche Bank AG New York Branch
$400 Million Revolver	4.14% Variable	n/a	March 31, 2023	n/a		$125,000
$200 Million Term Loan	4.09% Variable	n/a	April 1, 2024	n/a		200,000
Total Senior Unsecured Credit Facility						325,000

Unsecured Term Loans
KeyBank National Association
Term Loan	4.09% Variable	n/a	November 25, 2022	n/a		225,000
KeyBank National Association
Term Loan	4.39% Variable	n/a	February, 14, 2025	n/a		225,000

Secured Mortgage Indebtedness
MetaBank	4.44% Fixed	25	July 1, 2027	3		47,640
KeyBank National Association	4.46% Fixed	30	February 1, 2023	3		19,812
	4.52% Fixed	30	April 1, 2023	3		20,330
	4.30% Fixed	30	April 1, 2023	3		19,662
	4.95% Fixed	30	August 1, 2023	2		35,230
Bank of the Cascades	4.49% Variable	25	December 19, 2024	1	(1)	8,690
	4.30% Fixed	25	December 19, 2024	—	(1)	8,690
Compass Bank (2)	4.89% Variable	25	May 6, 2020	3		21,996
U.S. Bank, NA (3)	6.13% Fixed	25	November 11, 2021	1		10,636
Total Mortgage Loans						192,686
Total Debt				19		$967,686

(1)	The Bank of Cascades mortgage loans are secured by the same collateral and cross-defaulted.

(2)	Paid in full on April 24, 2019.

(3)	Paid in full on April 11, 2019.

We are exposed to interest rate risk through our variable-rate debt. We manage this risk primarily by managing the amount, sources, and duration of our debt funding and through the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage our exposure to known or expected cash payments related to our variable-

rate debt. During the three months ended March 31, 2019, the fair value of our interest rate swaps declined $5.6 million due to a continued flattening of the forward yield curve.  This shift in the yield curve is primarily related to reduced global and domestic growth outlooks and ongoing geopolitical risks. Each interest rate swap fixes the interest rates on portions of our variable interest rate unsecured indebtedness and converts LIBOR from a floating rate to average fixed rates ranging from 1.98% to 2.93%.

Capital Expenditures

During the three months ended March 31, 2019, we funded $17.2 million in capital expenditures at our hotel properties.  We anticipate spending an estimated $22.8 million to $42.8 million on capital expenditures in the remainder of 2019. We expect to fund these expenditures through a combination of cash provided by operations, working capital, borrowings under our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flows

	For the Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Net cash provided by operating activities	$30,240	$37,746	$(7,506)
Net cash used in investing activities	(10,316)	(22,766)	12,450
Net cash used in financing activities	(21,541)	(6,069)	(15,472)
Net change in cash, cash equivalents and restricted cash	$(1,617)	$8,911	$(10,528)

The decrease in net cash provided by operating activities of $7.5 million for the three months ended March 31, 2019 compared with the three months ended March 31, 2018 primarily resulted from a decrease in net income, after adjusting for non-cash items, of $1.1 million due to net disposition activity and changes in net working capital of $6.4 million due to timing.

The decrease in net cash used in investing activities of $12.5 million for the three months ended March 31, 2019 compared with the three months ended March 31, 2018 is primarily due to an increase in proceeds from asset dispositions of $11.3 million.

The increase in net cash used in financing activities of $15.5 million for the three months ended March 31, 2019 compared with the three months ended March 31, 2018 is primarily due to a decrease in net borrowings of $105.3 million, partially offset by the redemption of preferred shares of $85.0 million during the three months ended March 31, 2018 and a decrease in dividends of $2.1 million as a result of the redemption of $85.0 million of preferred stock during the three months ended March 31, 2018.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at March 31, 2019 (in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Debt obligations (1)	$967,686	$4,249	$39,781	$541,838	$381,818
Currently projected interest (2)	196,084	41,650	81,685	56,880	15,869
Operating lease obligations (3)	36,656	2,174	3,929	2,314	28,239
Purchase obligations (4)	11,899	11,899	—	—	—
Total	$1,212,325	$59,972	$125,395	$601,032	$425,926

(1)	Amounts shown include amortization of principal and debt maturities.

(2)	Interest payments on our variable rate debt have been estimated using the interest rates in effect at March 31, 2019, after giving effect to our interest rate swaps.

(3)	Amounts consist primarily of non-cancelable ground lease and corporate office lease obligations.

(4)	This amount represents purchase orders and executed contracts for development or renovation projects at our hotel properties.

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

At March 31, 2019, we were party to four interest rate derivative agreements pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

			Notional Amount
Contract date	Effective Date	Expiration Date	March 31, 2019
October 2, 2017	January 29, 2018	January 31, 2023	$100,000
October 2, 2017	January 29, 2018	January 31, 2023	100,000
June 11, 2018	September 28, 2018	September 30, 2024	75,000
June 11, 2018	December 31, 2018	December 31, 2025	125,000
			$400,000

At March 31, 2019, considering our interest rate derivative agreements that are currently effective, $562.0 million, or 58.1%, of our debt had fixed interest rates and $405.7 million, or 41.9%, had variable interest rates.  At December 31, 2018, after giving effect to our interest rate derivative agreements, $569.1 million, or 59.0%, of our debt had fixed interest rates and $395.9 million, or 41.0%, had variable interest rates. Taking into consideration our existing interest rate swaps, an increase in interest rates of 1.0% would decrease our cash flows by approximately $4.1 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At March 31, 2019, we have scheduled debt principal amortization payments during the next 12 months totaling $4.2 million and no debt maturities during the next 12 months.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Item 1A.                                                Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

The following table represents shares retained by the Company for employee taxes due upon vesting of equity awards during the three months ended March 31, 2019:

Period	Total Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	—	$—	—	—
February 1, 2019 - February 28, 2019	—	$—	—	—
March 1, 2019 - March 31, 2019	73,892	$11.29	—	—
Total	73,892	$11.29	—	—

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

Not applicable.

Item 5.                                                         Other Information.

None.

Item 6.                                                         Exhibits.

The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)
† - Filed herewith
†† - Furnished herewith
(1) - Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: May 1, 2019	By:	/s/ Jonathan P. Stanner
Jonathan P. Stanner Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)