Form 10-Q
period 2019-06-30
Summit Hotel Properties, Inc.
filed 2019-07-31
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(512) 538-2300
(Registrant’s telephone number, including area code)
________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	INN	New York Stock Exchange
Series D Cumulative Redeemable Preferred Stock, $0.01 par value	INN-PD	New York Stock Exchange
Series E Cumulative Redeemable Preferred Stock, $0.01 par value	INN-PE	New York Stock Exchange

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of July 24, 2019, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 105,126,626.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investment in hotel properties, net	$1,941,674	$2,065,554
Undeveloped land	2,267	2,267
Assets held for sale, net	493	7,633
Investment in real estate loans, net	31,856	30,700
Right-of-use assets	29,313	—
Cash and cash equivalents	48,796	44,088
Restricted cash	27,066	28,468
Trade receivables, net	21,253	13,978
Prepaid expenses and other	7,634	10,111
Deferred charges, net	4,118	4,691
Other assets	8,751	14,807
Total assets	$2,123,221	$2,222,297
LIABILITIES AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$829,001	$958,712
Lease liabilities	18,887	—
Accounts payable	5,288	5,391
Accrued expenses and other	72,988	66,050
Total liabilities	926,164	1,030,153
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.45% Series D - 3,000,000 shares issued and outstanding at June 30, 2019 and December 31, 2018 (aggregate liquidation preference of $75,403 and $75,417 at June 30, 2019 and December 31, 2018, respectively)	30	30
6.25% Series E - 6,400,000 shares issued and outstanding at June 30, 2019 and December 31, 2018 (aggregate liquidation preference of $160,833 and $160,861 at June 30, 2019 and December 31, 2018, respectively)	64	64
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 105,126,626 and 104,783,179 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,051	1,048
Additional paid-in capital	1,187,715	1,185,310
Accumulated other comprehensive loss	(16,236)	(1,441)
Retained earnings	22,179	4,838
Total stockholders’ equity	1,194,803	1,189,849
Non-controlling interests in operating partnership	2,254	2,295
Total equity	1,197,057	1,192,144
Total liabilities and equity	$2,123,221	$2,222,297

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Room	$131,656	$140,650	$259,756	$270,222
Food and beverage	6,280	6,517	12,442	12,846
Other	4,994	5,055	9,684	9,353
Total revenues	142,930	152,222	281,882	292,421
Expenses:
Room	28,413	31,113	56,253	60,118
Food and beverage	4,688	5,107	9,288	10,106
Other hotel operating expenses	39,422	41,578	79,219	81,036
Property taxes, insurance and other	10,695	11,032	22,103	22,030
Management fees	4,458	5,388	9,604	10,740
Depreciation and amortization	23,779	24,954	49,315	50,200
Corporate general and administrative	5,920	5,620	11,910	12,227
Loss on impairment of assets	1,685	—	1,685	—
Total expenses	119,060	124,792	239,377	246,457
Gain on disposal of assets, net	35,520	17,331	39,686	17,288
Operating income	59,390	44,761	82,191	63,252
Other income (expense):
Interest expense	(9,766)	(10,402)	(20,618)	(19,731)
Other income, net	146	3,470	1,447	4,259
Total other income (expense)	(9,620)	(6,932)	(19,171)	(15,472)
Income from continuing operations before income taxes	49,770	37,829	63,020	47,780
Income tax expense (Note 12)	(701)	(152)	(1,051)	(412)
Net income	49,069	37,677	61,969	47,368
Non-controlling interest in Operating Partnership	(112)	(101)	(135)	(104)
Net income attributable to Summit Hotel Properties, Inc.	48,957	37,576	61,834	47,264
Preferred dividends	(3,709)	(3,709)	(7,418)	(9,252)
Premium on redemption of preferred stock	—	—	—	(3,277)
Net income attributable to common stockholders	$45,248	$33,867	$54,416	$34,735
Earnings per share:
Basic	$0.43	$0.33	$0.52	$0.33
Diluted	$0.43	$0.32	$0.52	$0.33
Weighted average common shares outstanding:
Basic	103,896	103,643	103,823	103,572
Diluted	103,937	103,883	103,888	103,892

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$49,069	$37,677	$61,969	$47,368
Other comprehensive income, net of tax:
Changes in fair value of derivative financial instruments	(9,274)	362	(14,832)	4,106
Comprehensive income	39,795	38,039	47,137	51,474
Comprehensive income attributable to non-controlling interests:
Less - Comprehensive income attributable to non-controlling interest in Operating Partnership	(89)	(101)	(98)	(116)
Comprehensive income attributable to Summit Hotel Properties, Inc.	39,706	37,938	47,039	51,358
Preferred dividends	(3,709)	(3,709)	(7,418)	(9,252)
Premium on redemption of preferred stock	—	—	—	(3,277)
Comprehensive income attributable to common stockholders	$35,997	$34,229	$39,621	$38,829

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended June 30, 2019 and 2018
(Unaudited)
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit) and Distributions	Total Stockholders’ Equity	Non-controlling Interests in Operating Partnership	Total Equity
Balance at March 31, 2019	9,400,000	$94	105,080,113	$1,051	$1,185,790	$(6,985)	$(4,241)	$1,175,709	$2,260	$1,177,969
Common stock redemption of common units	—	—	6,076	—	53	—	—	53	(53)	—
Dividends	—	—	—	—	—	—	(22,537)	(22,537)	(47)	(22,584)
Equity-based compensation	—	—	40,885	—	1,959	—	—	1,959	5	1,964
Shares acquired for employee withholding requirements	—	—	(448)	—	(5)	—	—	(5)	—	(5)
Other	—	—	—	—	(82)	—	—	(82)	—	(82)
Other comprehensive loss	—	—	—	—	—	(9,251)	—	(9,251)	(23)	(9,274)
Net income	—	—	—	—	—	—	48,957	48,957	112	49,069
Balance at June 30, 2019	9,400,000	$94	105,126,626	$1,051	$1,187,715	$(16,236)	$22,179	$1,194,803	$2,254	$1,197,057

Balance at March 31, 2018	9,400,000	$94	104,683,798	$1,047	$1,180,421	$5,183	$(8,710)	$1,178,035	$2,838	$1,180,873
Common stock redemption of common units	—	—	25,839	—	227	—	—	227	(227)	—
Dividends	—	—	—	—	—	—	(22,556)	(22,556)	(55)	(22,611)
Equity-based compensation	—	—	34,464	—	1,816	—	—	1,816	5	1,821
Other	—	—	—	—	(66)	—	—	(66)	—	(66)
Other comprehensive income	—	—	—	—	—	362	—	362	—	362
Net income	—	—	—	—	—	—	37,576	37,576	101	37,677
Balance at June 30, 2018	9,400,000	$94	104,744,101	$1,047	$1,182,398	$5,545	$6,310	$1,195,394	$2,662	$1,198,056

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit) and Distributions	Total Stockholders’ Equity	Non-controlling Interests in Operating Partnership	Total Equity
Balance at December 31, 2018	9,400,000	$94	104,783,179	$1,048	$1,185,310	$(1,441)	$4,838	$1,189,849	$2,295	$1,192,144
Common stock redemption of common units	—	—	6,076	—	53	—	—	53	(53)	—
Dividends	—	—	—	—	—	—	(44,493)	(44,493)	(94)	(44,587)
Equity-based compensation	—	—	411,711	4	3,304	—	—	3,308	8	3,316
Shares acquired for employee withholding requirements	—	—	(74,340)	(1)	(838)	—	—	(839)	—	(839)
Other	—	—	—	—	(114)	—	—	(114)	—	(114)
Other comprehensive loss	—	—	—	—	—	(14,795)	—	(14,795)	(37)	(14,832)
Net income	—	—	—	—	—	—	61,834	61,834	135	61,969
Balance at June 30, 2019	9,400,000	$94	105,126,626	$1,051	$1,187,715	$(16,236)	$22,179	$1,194,803	$2,254	$1,197,057

Balance at December 31, 2017	12,800,000	$128	104,287,128	$1,043	$1,262,679	$1,451	$9,201	$1,274,502	$2,874	$1,277,376
Redemption of preferred stock	(3,400,000)	(34)	—	—	(81,689)	—	(3,277)	(85,000)	—	(85,000)
Common stock redemption of common units	—	—	25,839	—	227	—	—	227	(227)	—
Dividends	—	—	—	—	—	—	(46,878)	(46,878)	(113)	(46,991)
Equity-based compensation	—	—	618,984	6	4,030	—	—	4,036	12	4,048
Shares acquired for employee withholding requirements	—	—	(187,850)	(2)	(2,722)	—	—	(2,724)	—	(2,724)
Other	—	—	—	—	(127)	—	—	(127)	—	(127)
Other comprehensive income	—	—	—	—	—	4,094	—	4,094	12	4,106
Net income	—	—	—	—	—	—	47,264	47,264	104	47,368
Balance at June 30, 2018	9,400,000	$94	104,744,101	$1,047	$1,182,398	$5,545	$6,310	$1,195,394	$2,662	$1,198,056

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$61,969	$47,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,315	50,200
Amortization of deferred financing costs	714	998
Loss on impairment of assets	1,685	—
Equity-based compensation	3,316	4,048
Gain on disposal of assets, net	(39,686)	(17,288)
Non-cash interest income	(1,019)	(1,011)
Debt transaction costs	1,835	217
Other	261	386
Changes in operating assets and liabilities:
Trade receivables, net	(7,301)	(4,057)
Prepaid expenses and other	2,596	1,545
Accounts payable	(169)	(33)
Accrued expenses and other	1,784	2,041
NET CASH PROVIDED BY OPERATING ACTIVITIES	75,300	84,414
INVESTING ACTIVITIES
Acquisition of land under ground lease	(4,178)	—
Investment in hotel properties under development	—	(10,828)
Improvements to hotel properties	(32,576)	(30,648)
Proceeds from asset dispositions, net	143,957	41,735
Funding of real estate loans	(500)	(15,245)
Proceeds from collection of real estate loans	550	—
Increase in escrow deposits for acquisitions	(825)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	106,428	(14,986)
FINANCING ACTIVITIES
Proceeds from issuance of debt	100,000	420,000
Principal payments on debt	(230,562)	(337,297)
Redemption of preferred stock	—	(85,000)
Dividends paid	(45,210)	(47,265)
Financing fees on debt and other issuance costs	(1,811)	(1,785)
Repurchase of common shares for withholding requirements	(839)	(2,724)
NET CASH USED IN FINANCING ACTIVITIES	(178,422)	(54,071)
Net change in cash, cash equivalents and restricted cash	3,306	15,357
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	72,556	66,007
End of period	$75,862	$81,364
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$21,463	$18,638
Accrued acquisition costs and improvements to hotel properties	$5,018	$5,765
Capitalized interest	$—	$446
Net cash (refunds) payments for income taxes	$(802)	$622

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

We focus on owning primarily premium-branded, select-service hotels. At June 30, 2019, our portfolio consisted of 69 hotels with a total of 10,715 guestrooms located in 24 states. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to subsidiaries (“TRS Lessees”) of our taxable REIT subsidiary (“TRS”). We indirectly own 100% of the outstanding equity interests in all of our TRS Lessees.

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

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934 (the “Exchange Act”). Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and six months ended June 30, 2019 may not be indicative of the results that may be expected for the full year of 2019. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which changed lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. We adopted ASU No. 2016-02 on January 1, 2019. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of ASC No. 842, Leases. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give companies another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows companies to not apply the new lease standard in the comparative periods they present in their financial statements in the year of adoption. The Company elected certain practical expedients allowed under the guidance and retained the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date. The Company also elected not to restate prior periods for the effect of the adoption of the new standard. In accordance with ASU No. 2016-02, we reclassified certain existing lease-related assets and liabilities to Right-of-use assets as of January 1, 2019. The adoption of ASU No. 2016-02 resulted in the recognition of incremental right-of-use assets and related lease liabilities of $23.6 million on the Condensed Consolidated Balance Sheet as of January 1, 2019.

Notes Receivables

We selectively provide mezzanine lending to developers, where we also have the opportunity to acquire the hotel at or after the completion of the development project, and we also may provide seller financing under limited circumstances. We classify notes receivable as held-to-maturity and carry the notes receivable at cost less the unamortized discount, if any. We routinely evaluate our notes receivable for potential credit or collection issues that may indicate an impairment. Losses on notes receivable are recognized when incurred based on our best estimate of probable impairment.

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

Other revenues such as for parking, meeting space or telephone services are recognized at the point in time or over the time period that the associated good or service is provided. Ancillary services such as parking at certain hotels are provided by third parties and we assess whether we are the principal or agent in such arrangements. If we are determined to be the agent, revenue is recognized based upon the commission paid to us by the third party for the services rendered to our customers. If we are determined to be the principal, revenues are recognized based upon the gross contract price of the service provided. Certain of our hotels have retail spaces, restaurants or other spaces that we lease to third parties. Lease revenues are recognized on a straight line basis over the respective lease terms and are included in Other income on our Condensed Consolidated Statements of Operations.

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

New Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which clarifies when an entity recognizes a credit loss on certain financial assets. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses: Targeted Transition Relief, which provides an option to irrevocably elect the fair value option in ASC No. 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASC No. 326, Financial Instruments - Credit Losses. ASU 2016-13 and ASU 2019-05 are both effective for our fiscal year commencing on January 1, 2020, with early adoption permitted. The adoption of ASU No. 2016-13 or ASU No. 2019-05 will not have a material effect on our consolidated financial position or results of operations.

In August 2018, the FASB issued ASU No. 2018-15, Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement, which clarifies how an entity should account for fees paid in a cloud computing arrangement. ASU 2018-15 is effective for our fiscal year commencing on January 1, 2020, with early adoption permitted. During fiscal 2019, we elected to early adopt ASU No. 2018-15. The adoption of ASU No. 2018-15 did not have a material effect on our consolidated financial position or results of operations.

NOTE 3 - INVESTMENT IN HOTEL PROPERTIES, NET

Investment in Hotel Properties, net

Investment in hotel properties, net at June 30, 2019 and December 31, 2018 is as follows (in thousands):

	June 30, 2019	December 31, 2018
Hotel buildings and improvements	$1,822,659	$1,916,194
Land	277,452	288,833
Furniture, fixtures and equipment	155,113	165,026
Construction in progress	18,903	21,059
Intangible assets	11,419	22,064
	2,285,546	2,413,176
Less - accumulated depreciation and amortization	(343,872)	(347,622)
	$1,941,674	$2,065,554

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which changed lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. In accordance with ASU No. 2016-02, we reclassified certain existing lease-related intangible assets to Right-of-use assets as of the required implementation date of January 1, 2019 (See "Note 6 - Leases" for further information).

Asset Sales

On April 17, 2019, we completed the sale of six hotel properties as follows:

Franchise/Brand	Location	Guestrooms
SpringHill Suites	Bloomington, MN	113
Hampton Inn & Suites	Bloomington, MN	146
Residence Inn	Salt Lake City, UT	189
Hyatt Place	Arlington, TX	127
Hampton Inn	Goleta, CA	101
Hampton Inn	Norwood, MA	139
Total		815

The sale resulted in a net gain of $36.6 million based on a gross aggregate sales price of $135.0 million, or a net aggregate sales price of $133.0 million after a buyer credit of $2.0 million.

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

Hotel Property Acquisitions

We did not acquire any hotel properties during the six months ended June 30, 2019 and 2018.

On January 31, 2019, we exercised our option pursuant to a ground lease agreement to purchase the land under our Residence Inn by Marriott in Baltimore (Hunt Valley), MD for $4.2 million, which resulted in a termination of obligations under the ground lease. As a result, this hotel property is no longer subject to a ground lease.

The results of operations of acquired properties are included in the Condensed Consolidated Statements of Operations beginning on their respective acquisition dates. The following unaudited pro forma information includes operating results for 69 hotels owned as of June 30, 2019 as if all such hotels had been owned by us since January 1, 2018.  For hotels acquired by us after January 1, 2018 (the "Acquired Hotels"), we have included in the pro forma information the financial results of each of the Acquired Hotels for the period prior to acquisition by us (the "Preacquisition Period"). The financial results for the Pre-Acquisition Period were provided by the third-party owner of such Acquired Hotel prior to purchase by us and such information has not been audited or reviewed by our auditors or adjusted by us. For hotels sold by us between January 1, 2018 and June 30, 2019 (the "Disposed Hotels"), the unaudited pro forma information excludes the financial results, including gains on disposal of assets, of each of the Disposed Hotels for the period of ownership by us from January 1, 2018 through the date that the Disposed Hotels were sold by us. The unaudited pro forma information is included to enable comparison of results for the current reporting period to results for the comparable period of the prior year and is not indicative of what actual results of operations would have been had the hotel acquisitions and dispositions taken place on or before January 1, 2018. The pro forma amounts exclude the gain or loss on the sale of hotel properties during the three and six months ended June 30, 2019 and 2018. This information does not purport to be indicative of or represent results of operations for future periods.

The unaudited condensed pro forma financial information for the 69 hotel properties owned at June 30, 2019 for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands, except per share):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$141,410	$137,525	$272,707	$262,121
Income from hotel operations	$55,191	$53,715	$103,365	$98,646
Net income (1)	$14,644	$19,510	$24,166	$27,719
Net income attributable to common stockholders, net of amount allocated to participating securities (1) (2)	$10,713	$15,636	$16,488	$15,007
Basic and diluted net income per share attributable to common stockholders (1) (2)	$0.10	$0.15	$0.16	$0.14

(1)
Pro forma amounts include depreciation expense, property tax expense, interest expense, income tax expense, loss on impairment of assets and other corporate expenses totaling $49.7 million and $45.4 million for the three months ended June 30, 2019 and 2018, respectively; and $97.8 million and $90.5 million for the six months ended June 30, 2019 and 2018, respectively.

(2)	Pro forma amounts for the six months ended June 30, 2018 include the effect of the premium on redemption of preferred stock of $3.3 million.

Loss on Impairment of Assets

During the three months ended June 30, 2019, the Company recorded an impairment charge of $1.7 million for the Hyatt Place - Chicago/Hoffman Estates to reduce the net carrying amount of the property to its estimated net fair market value of $5.9 million at June 30, 2019, which was determined by a third-party independent appraisal.

Assets Held for Sale

Assets held for sale at June 30, 2019 consists of a land parcel in Flagstaff, AZ. Assets held for sale at December 31, 2018 included a land parcel in Flagstaff, AZ and two properties that were sold on February 12, 2019. Assets held for sale were as follows (in thousands):

	June 30, 2019	December 31, 2018
Land	$493	$2,442
Hotel buildings and improvements	—	7,929
Furniture, fixtures and equipment	—	2,519
Franchise fees	—	131
	493	13,021
Less - accumulated depreciation and amortization	—	(5,388)
	$493	$7,633

NOTE 4 — INVESTMENT IN REAL ESTATE LOANS

Investment in real estate loans, net at June 30, 2019 and December 31, 2018 is as follows (in thousands):

	June 30, 2019	December 31, 2018
Real estate loans	$34,787	$34,650
Unamortized discount	(2,931)	(3,950)
	$31,856	$30,700

We are a mezzanine lender on three real estate loans to fund up to an aggregate of $29.6 million for the development of three hotel properties. The three real estate loans closed in the fourth quarter of 2017 and each has a stated interest rate of 8% and an initial term of approximately three years.  As of June 30, 2019, we have funded the full amount of $29.6 million. We have separate options related to each loan (each the "Initial Option") to purchase a 90% interest in each joint venture that owns the respective hotel upon completion of construction. We also have the right to purchase the remaining interests in each joint venture at future dates, generally five years after we exercise our Initial Option (each, the "Final Option", together with the Initial Option, a "Purchase Option"). We have recorded the aggregate estimated fair value of each Initial Option totaling $6.1 million in Other assets and as a discount to the related real estate loans. The discount will be amortized as a component of interest income over the term of the real estate loans using the straight-line method, which approximates the interest method. We recorded amortization of the discount of $0.5 million during the three months ended June 30, 2019 and 2018 and $1.0 million during the six months ended June 30, 2019 and 2018.

On June 29, 2018 we sold the Holiday Inn Duluth, GA and the Hilton Garden Inn in Duluth, GA for an aggregate selling price of $24.9 million. We provided seller financing of $3.6 million on the sale of these properties under two three-and-a-half-year second mortgage notes with a blended interest rate of 7.38%. The amortized cost bases of these loans were $2.8 million at June 30, 2019.

The amortized cost bases of our Investment in Real Estate Loans approximate their fair value. The amortized cost bases and fair value of our Investment in Real Estate Loans at June 30, 2019, by contractual maturity are as follows: $2.4 million in 2019, $27.3 million in 2020 and $2.2 million in 2021.

NOTE 5 - DEBT

At June 30, 2019 and December 31, 2018, our indebtedness was comprised of borrowings under our 2018 Unsecured Credit Facility (as defined below), the 2018 Term Loan (as defined below), the 2017 Term Loan (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 4.21% at June 30, 2019 and 4.27% at December 31, 2018.

Debt, net of debt issuance costs, is as follows (in thousands):

	June 30, 2019	December 31, 2018
Revolving debt	$25,000	$115,000
Term loans	650,000	650,000
Mortgage loans	159,450	200,011
	834,450	965,011
Unamortized debt issuance costs	(5,449)	(6,299)
Debt, net of debt issuance costs	$829,001	$958,712

We have entered into interest rate swaps to partially fix the interest rates on a portion of our variable interest rate indebtedness. See "Note 7 - Derivative Financial Instruments and Hedging" to the Condensed Consolidated Financial Statements for additional information. Our total fixed-rate and variable-rate debt, after considering our interest rate derivative agreements that are currently effective, is as follows (in thousands):

	June 30, 2019	Percentage	December 31, 2018	Percentage
Fixed-rate debt	$550,826	66%	$569,103	59%
Variable-rate debt	283,624	34%	395,908	41%
	$834,450		$965,011

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Fixed-rate debt	$150,826	$149,154	$169,103	$166,256	Level 2 - Market approach

At June 30, 2019 and December 31, 2018, we had $400.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value.  Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to "Note 7 - Derivative Financial Instruments and Hedging."

$600 Million Senior Unsecured Credit and Term Loan Facility

On December 6, 2018, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $600.0 million senior unsecured facility (the “2018 Unsecured Credit Facility”). The 2018 Unsecured Credit Facility is comprised of a $400.0 million revolving credit facility (the “$400 Million Revolver”) and a $200.0 million term loan (the “$200 Million Term Loan”). At June 30, 2019, the maximum amount of borrowing provided by the 2018 Unsecured Credit Facility was $600.0 million, of which we had $225.0 million borrowed and $375.0 million available to borrow.

The 2018 Unsecured Credit Facility has an accordion feature which will allow the Company to increase the total commitments by an aggregate of up to $300.0 million.  The $400 Million Revolver will mature on March 31, 2023 and can be extended to March 31, 2024 at the Company’s option, subject to certain conditions. The $200 Million Term Loan will mature on April 1, 2024.

The interest rate on the 2018 Unsecured Credit Facility is based on a pricing grid ranging from 140 basis points to 215 basis points plus LIBOR for the $400 Million Revolver and 135 basis points to 210 basis points plus LIBOR for the $200 Million Term Loan, depending upon the Company's leverage ratio. The interest rate at June 30, 2019 for the $200 Million Term Loan was 4.00%.

Financial and Other Covenants.  We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2018 Unsecured Credit Facility. At June 30, 2019, we were in compliance with all financial covenants.

Unencumbered Assets. The 2018 Unsecured Credit Facility is unsecured.  However, borrowings under the 2018 Unsecured Credit Facility are limited by the value of hotel assets that qualify as unencumbered assets. At June 30, 2019, the Company had 54 unencumbered hotel properties (the "Unencumbered Properties") supporting the 2018 Unsecured Credit Facility.

Former $450 Million Senior Unsecured Credit and Term Loan Facility

On January 15, 2016, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $450.0 million senior unsecured credit facility (the "2016 Unsecured Credit Facility"). The 2016 Unsecured Credit Facility was comprised of a $300.0 million revolving credit facility (the “$300 Million Revolver”) and a $150.0 million term loan. The 2016 Unsecured Credit Facility was replaced by the 2018 Unsecured Credit Facility. The outstanding principal balance on the 2016 Unsecured Credit Facility was transferred to the 2018 Unsecured Credit Facility and the 2016 Unsecured Credit Facility was paid off in full and terminated.

Unsecured Term Loans

2018 Term Loan

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a new $225.0 million unsecured term loan (the “2018 Term Loan”) with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documentation. The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the maturity date of February 14, 2025, subject to certain conditions.  At closing, we drew $140.0 million of the $225.0 million available under the 2018 Term Loan and used the proceeds to pay off, terminate and replace a term loan with a $140.0 million principal balance. On May 16, 2018, we drew the remaining $85.0 million available under the 2018 Term Loan and used the proceeds to pay down the $300 Million Revolver.

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.80% and 2.55%, depending upon our leverage ratio (as defined in the loan documents), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin between 0.80% and 1.55%, depending upon our leverage ratio.  We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at June 30, 2019 was 4.30%.

Financial and Other Covenants.  We are required to comply with a series of financial and other covenants to draw and maintain borrowings under the 2018 Term Loan. At June 30, 2019, we were in compliance with all financial covenants.

Unencumbered Assets.  The 2018 Term Loan is unsecured.  However, borrowings under the term loan are limited by the value of the assets that qualify as unencumbered assets.  At June 30, 2019, the Unencumbered Properties also supported the 2018 Term Loan.

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

Financial and Other Covenants.  We are required to comply with a series of financial and other covenants to draw and maintain borrowings under the 2017 Term Loan. At June 30, 2019, we were in compliance with all financial covenants.

Unencumbered Assets.  The 2017 Term Loan is unsecured.  However, borrowings under the term loan are limited by the value of the assets that qualify as unencumbered assets.  At June 30, 2019, the Unencumbered Properties also supported the 2017 Term Loan.

We have drawn the entire $225.0 million available under the 2017 Term Loan. The interest rate at June 30, 2019 was 4.00%.

Metabank Loan

On June 30, 2017, we entered into a $47.6 million secured, non-recourse loan with MetaBank (the "MetaBank Loan"). During the year ended December 31, 2017, we drew $47.6 million on the MetaBank Loan and used the proceeds to pay down the principal balance of our $300 Million Revolver. The MetaBank Loan provides for a fixed interest rate of 4.44% and originally provided for interest-only payments for 18 months following the closing date. On January 31, 2019, we entered into a modification agreement, at no additional cost, that increased the interest-only period from 18 months to 24 months following the closing date. After this 24-month period, the loan is amortized over 25 years through the maturity date of July 1, 2027. The MetaBank Loan is secured by three hotels and is subject to a prepayment penalty if prepaid prior to April 1, 2027.

Mortgage Loans

At June 30, 2019, we had mortgage loans totaling $159.5 million that are secured primarily by first mortgage liens on 15 hotel properties.

On April 24, 2019, we repaid a mortgage loan with Compass Bank totaling $21.9 million that was secured by three hotel properties. There was no prepayment penalty associated with the repayment of this loan. After repayment of the mortgage loan, the three hotels were added to the Company’s Unencumbered Properties supporting the 2018 Unsecured Credit Facility.

On April 11, 2019, we repaid a $10.6 million mortgage loan with U.S. Bank to release the encumbrance on the Hampton Inn in Goleta, CA to facilitate the sale of the property. As a result of this transaction, we incurred debt transaction costs of $1.0 million.

On March 19, 2019, we had a mortgage loan of $26.2 million that was secured by four hotel properties. We defeased $6.3 million of the principal to have the encumbrance released on one property, the Hyatt Place in Arlington, TX, to facilitate the sale of the property. As a result of this transaction, we recorded debt transaction costs of $0.6 million primarily related to the debt defeasance premium. The mortgage loan remains outstanding and is secured by the remaining three hotel properties.

On April 2, 2018, we repaid four separate mortgage loans with Western Alliance Bank totaling $23.9 million that had a blended interest rate of 5.39% that were secured by four hotel properties. There were no prepayment penalties associated with the repayment of these loans. After repayment of the mortgage loans, the four hotels were added to the Company’s Unencumbered Properties supporting the 2018 Unsecured Credit Facility.

NOTE 6 - LEASES

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

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business. We rent or sublease certain real estate to third parties.

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

During the three months ended June 30, 2019, the Company's total operating lease cost was $0.8 million and the operating cash outflows from operating leases was $0.7 million. During the six months ended June 30, 2019, the Company's total operating lease cost was $1.8 million and the operating cash outflows from operating leases was $1.6 million. As of June 30, 2019, the weighted average operating lease term was 29.5 years.

On January 31, 2019, we exercised our option pursuant to a ground lease agreement to purchase the land under our hotel property in Baltimore (Hunt Valley), MD for $4.2 million, which resulted in a termination of obligations under the ground lease.

Operating lease maturities as of June 30, 2019 are as follows (in thousands):

2019	$1,063
2020	2,031
2021	1,923
2022	1,711
2023	867
Thereafter	28,442
Total lease payments (1)	36,037
Less interest	(17,150)
Total	$18,887

(1)	Certain payments above include future increases to the minimum fixed rent based on the Consumer Price Index in effect at the initial measurement of the lease balances.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at June 30, 2019 and December 31, 2018 is as follows (dollars in thousands):

			Notional Amount				Fair Value
Contract date	Effective Date	Expiration Date	June 30, 2019		December 31, 2018		June 30, 2019	December 31, 2018
October 2, 2017	January 29, 2018	January 31, 2023	$100,000	(1)	$100,000	(1)	$(1,284)	$1,758
October 2, 2017	January 29, 2018	January 31, 2023	100,000	(1)	100,000	(1)	(1,323)	1,703
June 11, 2018	September 28, 2018	September 30, 2024	75,000	(2)	75,000	(2)	(4,564)	(1,656)
June 11, 2018	December 31, 2018	December 31, 2025	125,000	(3)	125,000	(3)	(9,242)	(3,386)
			$400,000		$400,000		$(16,413)	$(1,581)

(1)	Interest rate swap partially fixes the interest rate on a portion of our variable interest rate unsecured indebtedness and converts LIBOR from a floating rate to an average annual fixed rate of 1.98%.

(2)	Interest rate swap partially fixes the interest rate on a portion of our variable interest rate unsecured indebtedness and converts LIBOR from a floating rate to an average annual fixed rate of 2.87%.

(3)	Interest rate swap partially fixes the interest rate on a portion of our variable interest rate unsecured indebtedness and converts LIBOR from a floating rate to an average annual fixed rate of 2.93%.

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At June 30, 2019, all of our interest rate swaps were in a liability position as a result of a continued flattening of the forward yield curve during the first half of 2019. This shift in the yield curve is primarily related to reduced global and domestic growth outlooks and ongoing geopolitical risks. At December 31, 2018, two of our interest rate swaps were in an asset position and two were in a liability position. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Other comprehensive income and are reclassified to Interest expense in our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings. In the next twelve months, we estimate that $2.4 million will be reclassified from Other comprehensive income and recorded as an increase to Interest expense.

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
(Loss) gain recognized in Other comprehensive income on derivative financial instruments	$(9,247)	$309	$(14,744)	$3,846
Gain (loss) reclassified from Other comprehensive income to Interest expense	$27	$(53)	$88	$(260)
Total interest expense in which the effects of cash flow hedges are recorded	$(9,766)	$(10,402)	$(20,618)	$(19,731)

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

Changes in common stock during the six months ended June 30, 2019 and 2018 were as follows:

	For the Six Months Ended June 30,
	2019	2018
Beginning common shares outstanding	104,783,179	104,287,128
Grants under the Equity Plan	537,734	583,373
Common Unit redemptions	6,076	25,839
Annual grants to independent directors	40,455	34,130
Common stock issued for director fees	—	2,299
Performance share and other forfeitures	(166,478)	(818)
Shares retained for employee tax withholding requirements	(74,340)	(187,850)
Ending common shares outstanding	105,126,626	104,744,101

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

 At June 30, 2019 and December 31, 2018, unaffiliated third parties owned 253,189 and 259,265 Common Units of the Operating Partnership, respectively, representing less than a 1% limited partnership interest in the Operating Partnership for each period.

We classify outstanding Common Units held by unaffiliated third parties as non-controlling interests in the Operating Partnership, a component of equity in the Company’s Condensed Consolidated Balance Sheets. The portion of net income allocated to these Common Units is reported on the Company’s Condensed Consolidated Statements of Operations as net income attributable to non-controlling interests of the Operating Partnership.

NOTE 9 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at June 30, 2019 using
	Level 1	Level 2	Level 3	Total
Assets:
Purchase Options related to real estate loans	$—	$—	$6,120	$6,120
Liabilities:
Interest rate swaps	—	16,413	—	16,413

	Fair Value Measurements at December 31, 2018 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$3,461	$—	$3,461
Purchase Options related to real estate loans	—	—	6,120	6,120
Liabilities:
Interest rate swaps	—	5,042	—	5,042

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

(1)
The first option exercise date is the date used for valuing the Purchase Option. The actual option exercise dates are on or after the hotels are fully constructed and open for business. As of June 30, 2019, one of the three hotels were open for business.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Restricted Cash

The Company maintains reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at some of our hotel properties in accordance with management, franchise or mortgage loan agreements. These agreements generally require us to reserve cash ranging from 2% to 5% of the revenues of the individual hotel in restricted cash escrow accounts. Any unused restricted cash balances revert to us upon the termination of the underlying agreement or may be released to us from the restricted cash escrow accounts upon proof of expenditures and approval from the lender or other party requiring the restricted cash reserves. At June 30, 2019 and December 31, 2018, approximately $27.1 million and $28.5 million, respectively, was available in restricted cash reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at our hotel properties.

Franchise Agreements

We expensed fees related to our franchise agreements of $12.5 million and $13.0 million for the three months ended June 30, 2019 and 2018, respectively; and $24.0 million and $24.4 million for the six months ended June 30, 2019 and 2018, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various professional third-party management companies. We pay base management fees that are a percentage of gross room revenues and incentive management fees based on achievement of certain financial targets pursuant to contracts that generally have remaining terms of less than five years. Management fee expenses for the three months ended June 30, 2019 and 2018 were $4.5 million and $5.4 million, respectively; and $9.6 million and $10.7 million for the six months ended June 30, 2019 and 2018, respectively.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business. There are currently no pending legal actions that we believe would have a material effect on our financial position or results of operations.

NOTE 11 - EQUITY-BASED COMPENSATION

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

Stock Options Granted Under our Equity Plan

As of June 30, 2019, we had 235,000 outstanding and exercisable stock options with a weighted average exercise price of $9.75 per share, weighted average contractual term of 1.7 years and an aggregate intrinsic value of $0.4 million.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock award activity under our Equity Plan for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2018	370,152	$13.40	$3,602
Granted	235,407	11.32
Vested	(154,801)	12.82
Forfeited	(1,012)	13.15
Non-vested at June 30, 2019	449,746	$12.51	$5,159

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

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under the Equity Plan for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2018	708,227	$14.75	$6,891
Granted	302,327	12.81
Vested	(89,097)	13.77
Forfeited	(165,466)	13.77
Non-vested at June 30, 2019	755,991	$14.31	$8,671

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

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Time-based restricted stock	$606	$516	$1,148	$1,352
Performance-based restricted stock	862	785	1,672	2,159
Director stock	496	520	496	537
	$1,964	$1,821	$3,316	$4,048

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $10.3 million at June 30, 2019 and will be recorded as follows (in thousands):

	Total	2019	2020	2021	2022	2023
Time-based restricted stock	$4,287	$1,183	$1,802	$1,053	$233	$16
Performance-based restricted stock	5,994	1,724	2,578	1,477	215	—
	$10,281	$2,907	$4,380	$2,530	$448	$16

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

We recorded an income tax expense of $0.7 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $1.1 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

We had no unrecognized tax benefits at June 30, 2019. We expect no significant changes in unrecognized tax benefits within the next year.

NOTE 13 - EARNINGS PER SHARE

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

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$49,069	$37,677	$61,969	$47,368
Less: Preferred dividends	(3,709)	(3,709)	(7,418)	(9,252)
Premium on redemption of preferred stock	—	—	—	(3,277)
Allocation to participating securities	(195)	(120)	(218)	(137)
Attributable to non-controlling interest	(112)	(101)	(135)	(104)
Net income attributable to common stockholders, net of amount allocated to participating securities	$45,053	$33,747	$54,198	$34,598
Denominator:
Weighted average common shares outstanding - basic	103,896	103,643	103,823	103,572
Dilutive effect of equity-based compensation awards	41	240	65	320
Weighted average common shares outstanding - diluted	103,937	103,883	103,888	103,892
Earnings per share:
Basic	$0.43	$0.33	$0.52	$0.33
Diluted	$0.43	$0.32	$0.52	$0.33

All outstanding stock options were included in the computation of diluted earnings per share for the three and six months ended June 30, 2019 and 2018 due to their dilutive effect. The Common Units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income would also be added to derive net income attributable to common stockholders. We had unvested performance-based restricted stock awards of 755,991 shares for the three and six months ended June 30, 2019 and 453,664 shares for the three and six months ended June 30, 2018, which were excluded from the denominator of the diluted earnings per share as the awards had not achieved the requisite performance conditions for vesting at each period end.

NOTE 14 - SUBSEQUENT EVENTS

Joint Venture

The Company has entered into a joint venture agreement with GIC, Singapore’s sovereign wealth fund, to acquire assets that align with the Company’s current investment strategy and criteria. The Company will serve as general partner and asset manager of the joint venture and intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The joint venture intends to finance assets with an anticipated 50% overall leverage target. The Company will earn fees for providing services to the joint venture and will have the potential to earn incentive fees based on the joint venture achieving certain return thresholds.

Dividends

On July 29, 2019, our Board of Directors declared cash dividends of $0.18 per share of common stock, $0.403125 per share of 6.45% Series D Cumulative Redeemable Preferred Stock, and $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock. These dividends are payable August 30, 2019 to stockholders of record on August 16, 2019.

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

•
the effect of a data breach or significant disruption of hotel operator information technology networks as a result of cyber-attacks that are greater than insurance coverages or indemnities from service providers;

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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning primarily premium-branded, select-service hotels. At June 30, 2019, our portfolio consisted of 69 hotels with a total of 10,715 guestrooms located in 24 states. We own our hotels in fee simple, except for five hotels, four of which are subject to ground leases and one of which is subject to a PILOT (payment in lieu of taxes) lease. Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

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

Management Company	Number of Properties	Number of Guestrooms
Interstate Management Company, LLC and its affiliate Noble Management Group, LLC	27	4,018
OTO Development, LLC	12	1,696
Stonebridge Realty Advisors, Inc.	8	1,143
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	7	1,176
Select Hotels Group, LLC, an affiliate of Hyatt	5	807
White Lodging Services Corporation	4	791
American Liberty Hospitality, Inc.	2	372
Aimbridge Hospitality	2	199
Fillmore Hospitality	1	261
Intercontinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Total	69	10,715

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

The U.S. lodging industry has experienced a positive trend since emerging from the last downturn in 2009, though at a slower rate in recent periods.  According to the PricewaterhouseCoopers LLP industry report, "Hospitality Directions: May 2019," RevPAR growth in the U.S. for Upscale hotels is forecasted to be 1.0% for 2019. While our outlook on national macroeconomic conditions remains stable, the velocity of RevPAR growth in our industry and the Upscale market segment decelerated for fiscal year 2018 and growth is expected to continue to be modest in fiscal year 2019. We could experience a decline in our RevPAR growth in the near term due to increases in supply or reduced demand in our market or sub-markets.

Our Hotel Property Portfolio

At June 30, 2019, our portfolio consisted of 69 hotels with a total of 10,715 guestrooms. According to current chain scales as defined by STR, Inc., two of our hotel properties with 280 guestrooms are categorized as Upper-upscale hotels, 58 of our hotel properties with 9,052 guestrooms are categorized as Upscale hotels and 9 of our hotel properties with 1,383 guestrooms are categorized as Upper-midscale hotels. Information about our hotel properties as of June 30, 2019 is as follows:

Franchise/Brand	Number of Hotel Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	15	2,761
Residence Inn by Marriott	9	1,256
SpringHill Suites by Marriott	5	761
AC Hotel by Marriott	1	255
Fairfield Inn & Suites by Marriott	1	140
Four Points by Sheraton	1	101
Marriott	1	165
Total Marriott	33	5,439
Hilton
Hilton Garden Inn	7	962
Hampton Inn & Suites	6	898
Homewood Suites	2	251
DoubleTree by Hilton	1	210
Total Hilton	16	2,321
Hyatt
Hyatt Place	13	1,908
Hyatt House	3	466
Total Hyatt	16	2,374
IHG
Holiday Inn Express & Suites	2	345
Hotel Indigo	1	115
Staybridge Suites	1	121
Total IHG	4	581
Total	69	10,715

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

Asset Sales

On April 17, 2019, we completed the sale of six hotel properties as follows:

Franchise/Brand	Location	Guestrooms
SpringHill Suites	Bloomington, MN	113
Hampton Inn & Suites	Bloomington, MN	146
Residence Inn	Salt Lake City, UT	189
Hyatt Place	Arlington, TX	127
Hampton Inn	Goleta, CA	101
Hampton Inn	Norwood, MA	139
Total		815

The sale resulted in a net gain of $36.6 million based on a gross aggregate sales price of $135.0 million, or a net aggregate sales price of $133.0 million after a buyer credit of $2.0 million.

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

Comparison of the Three Months Ended June 30, 2019 with the Three Months Ended June 30, 2018

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the three months ended June 30, 2019 compared with the three months ended June 30, 2018 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned as of June 30, 2019 and that we have owned or leased at all times since January 1, 2018.

	For the Three Months Ended June 30,				Quarter-over-Quarter		Quarter-over-Quarter
	2019		2018		Dollar Change		Percentage/Basis Point Change
	Total Portfolio (69 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (80 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (69/80 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (69/80 hotels)		Same-Store Portfolio (67 hotels)
Revenues:
Room	$131,656	$124,801	$140,650	$123,441	$(8,994)	$1,360	(6.4)%		1.1%
Food and beverage	6,280	6,116	6,517	5,988	(237)	128	(3.6)%		2.1%
Other	4,994	4,916	5,055	4,800	(61)	116	(1.2)%		2.4%
Total	$142,930	$135,833	$152,222	$134,229	$(9,292)	$1,604	(6.1)%		1.2%

Expenses:
Room	$28,413	$26,740	$31,113	$26,618	$(2,700)	$122	(8.7)%		0.5%
Food and beverage	4,688	4,574	5,107	4,632	(419)	(58)	(8.2)%		(1.3)%
Other hotel operating expenses	39,422	37,488	41,578	36,058	(2,156)	1,430	(5.2)%		4.0%
Total	$72,523	$68,802	$77,798	$67,308	$(5,275)	$1,494	(6.8)%		2.2%

Operational Statistics:
Occupancy	81.8%	81.6%	81.5%	81.7%	n/a	n/a	31	bps	(13)	bps
ADR	$162.87	$161.64	$154.84	$159.64	$8.03	$2.00	5.2%		1.3%
RevPAR	$133.25	$131.91	$126.20	$130.49	$7.05	$1.42	5.6%		1.1%

Revenue. The $9.3 million decline in total portfolio revenues for the three months ended June 30, 2019 compared to the same period of 2018 is the result of a decline in revenues of $16.4 million related to properties sold after March 31, 2018, partially offset by incremental revenues of $5.5 million generated as a result of the acquisition of one hotel and the opening of another hotel in 2018 (the “2018 Acquisitions”) and an increase in same-store revenues of $1.6 million.

The 5.6% increase in RevPAR for the total portfolio for the three months ended June 30, 2019 compared to the same period of 2018 is the result of the purchase of higher RevPAR hotel properties with the 2018 Acquisitions, which produced an aggregate RevPAR of $185.93 for the three months ended June 30, 2019, and the sale of lower RevPAR hotels since March 31, 2018, which produced an aggregate RevPAR of $102.34 for the three months ended June 30, 2018.

Expenses. The $5.3 million decrease in total portfolio expenses for the three months ended June 30, 2019 compared to the same period of 2018 is the result of a decline in expenses of $8.8 million related to properties sold after March 31, 2018, partially offset by incremental expenses of $2.0 million due to the 2018 Acquisitions and an increase in same-store expenses of $1.5 million. The increase in same-store expenses for the three months ended June 30, 2019 compared to the same period of 2018 were primarily driven by changing certain hotels from brand affiliated managers to third-party management companies, which shifted certain expenses into other hotel operating expenses that were previously recorded as management fees.

Depreciation and amortization. Depreciation and amortization expenses decreased $1.2 million, or 4.7%, in the three months ended June 30, 2019, primarily due to a decline in depreciation expense related to properties sold after March 31, 2018, partially offset by incremental depreciation expense associated with the 2018 Acquisitions.

Corporate, general and administrative. Corporate general and administrative expenses increased by $0.3 million, or 5.3%, during the three months ended June 30, 2019 compared with the three months ended June 30, 2018, primarily due to an increase in stock-based compensation.

Loss on impairment of assets. During the three months ended June 30, 2019, the Company recorded an impairment charge of $1.7 million for the Hyatt Place - Chicago/Hoffman Estates to reduce the net carrying amount of the property to its estimated net fair market value of $5.9 million at June 30, 2019.

Gain on disposal of assets, net. Gain on disposal of assets, net increased $18.2 million for the three months ended June 30, 2019 compared to the same period of 2018 due to the sale of six hotels during the three months ended June 30, 2019 for a net gain of $36.6 million compared to the sale of four hotels during the three months ended June 30, 2018 for a net gain of $17.4 million.

Other income, net. Other income, net decreased by $3.3 million during the three months ended June 30, 2019 compared with the three months ended June 30, 2018 primarily due to a decline in net casualty recoveries of $2.6 million and an increase in debt transaction costs of $1.0 million, partially offset by an increase in Investment in real estate loans, net that resulted in additional interest income during the three months ended June 30, 2019 of approximately $0.1 million.

Comparison of the Six Months Ended June 30, 2019 with the Six Months Ended June 30, 2018

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the six months ended June 30, 2019 compared with the six months ended June 30, 2018 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned as of June 30, 2019 and that we have owned or leased at all times since January 1, 2018.

	For the Six Months Ended June 30,				Period-over-Period		Period-over-Period
	2019		2018		Dollar Change		Percentage/Basis Point Change
	Total Portfolio (69 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (80 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (69/80 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (69/80 hotels)		Same-Store Portfolio (67 hotels)
Revenues:
Room	$259,756	$241,259	$270,222	$236,114	$(10,466)	$5,145	(3.9)%		2.2%
Food and beverage	12,442	12,012	12,846	11,809	(404)	203	(3.1)%		1.7%
Other	9,684	9,415	9,353	8,864	331	551	3.5%		6.2%
Total	$281,882	$262,686	$292,421	$256,787	$(10,539)	$5,899	(3.6)%		2.3%

Expenses:
Room	$56,253	$51,405	$60,118	$51,523	$(3,865)	$(118)	(6.4)%		(0.2)%
Food and beverage	9,288	9,003	10,106	9,185	(818)	(182)	(8.1)%		(2.0)%
Other hotel operating	79,219	73,623	81,036	70,359	(1,817)	3,264	(2.2)%		4.6%
Total	$144,760	$134,031	$151,260	$131,067	$(6,500)	$2,964	(4.3)%		2.3%

Occupancy	79.0%	78.9%	78.9%	78.8%	n/a	n/a	13	bps	10	bps
ADR	$161.84	$162.45	$154.54	$159.26	$7.30	$3.19	4.7%		2.0%
RevPAR	$127.89	$128.21	$121.92	$125.54	$5.97	$2.67	4.9%		2.1%

Revenue. The $10.5 million decline in total portfolio revenues for the six months ended June 30, 2019 compared to the same period of 2018 is the result of a decline in revenues of $26.4 million related to properties sold after December 31, 2017, partially offset by incremental revenues of $10.0 million generated as a result of the 2018 Acquisitions and an increase in same-store revenues of $5.9 million.

The 4.9% increase in RevPAR for the total portfolio for the six months ended June 30, 2019 compared to the same period of 2018 is the result of an increase in same-store RevPAR of 2.1% and the purchase of higher RevPAR hotel properties with the 2018 Acquisitions, which produced an aggregate RevPAR of $167.04 for the six months ended June 30, 2019, and the sale of lower RevPAR hotels since December 31, 2017, which produced an aggregate RevPAR of $101.78 for the six months ended June 30, 2018.

Expenses. The $6.5 million decrease in total portfolio expenses for the six months ended June 30, 2019 compared to the same period of 2018 is the result of a decline in expenses of $13.7 million related to properties sold after December 31, 2017, partially offset by incremental expenses of $4.2 million due to the 2018 Acquisitions and an increase in same-store expenses of $3.0 million. The increase in same-store expenses for the six months ended June 30, 2019 compared to the same period of 2018 were primarily driven by changing certain hotels from brand affiliated managers to third-party management companies, which shifted certain expenses into other hotel operating expenses that were previously recorded as management fees.

Depreciation and amortization. Depreciation and amortization expenses decreased $0.9 million, or 1.8%, in the six months ended June 30, 2019, primarily due to a decline in depreciation expense related to properties sold after December 31, 2017, partially offset by incremental depreciation expense associated with the 2018 Acquisitions.

Corporate, general and administrative. Corporate general and administrative expenses decreased by $0.3 million, or 2.6%, during the six months ended June 30, 2019 compared with the six months ended June 30, 2018, primarily due to a decline in stock-based compensation.

Loss on impairment of assets. During the six months ended June 30, 2019, the Company recorded an impairment charge of $1.7 million for the Hyatt Place - Chicago/Hoffman Estates to reduce the net carrying amount of the property to its estimated net fair market value of $5.9 million at June 30, 2019.

Gain on disposal of assets, net. Gain on disposal of assets, net increased $22.4 million for the six months ended June 30, 2019 compared to the same period of 2018 due to the sale of eight hotels during the six months ended June 30, 2019 for a net gain of $40.8 million compared to the sale of four hotels during the six months ended June 30, 2018 for a net gain of $17.4 million.

Other income, net. Other income, net decreased by $2.8 million during the six months ended June 30, 2019 compared with the six months ended June 30, 2018 primarily due to a decline in net casualty recoveries of $1.9 million and an increase in debt transaction costs of $1.6 million, partially offset by an increase in Investment in real estate loans, net that resulted in additional interest income during the six months ended June 30, 2019 of approximately $0.4 million.

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

FFO and AFFO

As defined by Nareit, FFO represents net income or loss (computed in accordance with GAAP), excluding preferred dividends, gains (or losses) from sales of real property, impairment losses on real estate assets, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization related to real estate assets, and adjustments for unconsolidated partnerships and joint ventures. AFFO represents FFO excluding amortization of deferred financing costs, franchise fees, equity-based compensation expense, debt transaction costs, premiums on redemption of preferred shares, losses from net casualties, non-cash lease expense, non-cash interest income and non-cash income tax related adjustments to our deferred tax assets. Unless otherwise indicated, we present FFO and AFFO applicable to our common shares and common units. We present FFO and AFFO because we consider FFO and AFFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and AFFO when reporting their results.

FFO and AFFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and AFFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and AFFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our computation of FFO differs slightly from the computation of Nareit-defined FFO related to the reporting of corporate depreciation and amortization expense. Our computation of FFO may also differ from the methodology for calculating FFO used by other equity REITs and, accordingly, may not be comparable to such other REITs. FFO and AFFO should not be considered as alternatives to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.  Where indicated in this Quarterly Report on Form 10-Q, FFO is based on our computation of FFO and not the computation of Nareit-defined FFO unless otherwise noted.

The following is a reconciliation of our GAAP net income to FFO and AFFO for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share/unit amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$49,069	$37,677	$61,969	$47,368
Preferred dividends	(3,709)	(3,709)	(7,418)	(9,252)
Premium on redemption of preferred stock	—	—	—	(3,277)
Net income applicable to common shares and common units	45,360	33,968	54,551	34,839
Real estate-related depreciation	23,677	24,835	49,102	49,958
Loss on impairment of assets	1,685	—	1,685	—
Gain on disposal of assets, net	(35,520)	(17,331)	(39,686)	(17,288)
FFO applicable to common shares and common units	35,202	41,472	65,652	67,509
Amortization of lease-related intangible assets, net	36	181	71	362
Amortization of deferred financing costs	333	504	714	998
Amortization of franchise fees	102	119	213	242
Equity-based compensation	1,964	1,821	3,316	4,048
Debt transaction costs	1,122	129	1,835	217
Premium on redemption of preferred stock	—	—	—	3,277
Non-cash interest income	(512)	(502)	(1,019)	(1,011)
Non-cash lease expense, net	123	—	279	—
Casualty losses (recoveries), net	278	(2,286)	(149)	(2,068)
AFFO applicable to common shares and common units	$38,648	$41,438	$70,912	$73,574
Weighted average diluted common shares/common units (1)	104,255	104,273	104,261	104,360
FFO per common share/common unit	$0.34	$0.40	$0.63	$0.65
AFFO per common share/common unit	$0.37	$0.40	$0.68	$0.71

(1)
Includes common units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the common units are redeemable for cash or, at our election, shares of our common stock.

AFFO applicable to common shares and common units decreased $2.8 million, or 6.7%, for the three months ended June 30, 2019 compared to the same period of 2018 due to the disposition of hotel properties, partially offset by acquired higher RevPAR properties.

AFFO applicable to common shares and common units decreased $2.7 million, or 3.6%, for the six months ended June 30, 2019 compared to the same period of 2018 due to the disposition of hotel properties, partially offset by an increase in revenues from same-store properties, net of hotel operating expenses, and acquired higher RevPAR properties.

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

The following is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$49,069	$37,677	$61,969	$47,368
Depreciation and amortization	23,779	24,954	49,315	50,200
Interest expense	9,766	10,402	20,618	19,731
Interest income	(71)	(42)	(140)	(69)
Income tax expense	701	152	1,051	412
EBITDA	83,244	73,143	132,813	117,642
Loss on impairment of assets	1,685	—	1,685	—
Gain on disposal of assets, net	(35,520)	(17,331)	(39,686)	(17,288)
EBITDAre	49,409	55,812	94,812	100,354
Amortization of lease-related intangible assets, net	36	181	71	362
Equity-based compensation	1,964	1,821	3,316	4,048
Debt transaction costs	1,122	129	1,835	217
Non-cash interest income	(512)	(502)	(1,019)	(1,011)
Non-cash lease expense, net	123	—	279	—
Casualty losses (recoveries), net	278	(2,286)	(149)	(2,068)
Adjusted EBITDAre	$52,420	$55,155	$99,145	$101,902

Adjusted EBITDAre decreased $2.7 million, or 5.0%, for the three months ended June 30, 2019 compared to the same period of 2018 due to the disposition of hotel properties, partially offset by acquired higher RevPAR properties.

Adjusted EBITDAre decreased $2.8 million, or 2.7%, for the six months ended June 30, 2019 compared to the same period of 2018 due to the disposition of hotel properties, partially offset by an increase in revenues from same-store properties, net of hotel operating expenses, and acquired higher RevPAR properties.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with internal and brand standards, capital expenditures to improve our hotel properties, hotel development costs, acquisitions, interest payments, settlement of interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, mezzanine loan funding commitments, corporate overhead, and distributions to our stockholders. Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other non-recurring capital expenditures that periodically are made with respect to our hotel properties, dividend distributions, and scheduled debt payments, including maturing loans.

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

On April 24, 2019, we repaid a mortgage loan with Compass Bank totaling $21.9 million that was secured by three hotel properties using funds from the 2018 Unsecured Credit Facility. There was no prepayment penalty associated with the repayment of this loan. After repayment of the mortgage loan, the three hotels were added to the Company’s Unencumbered Properties supporting the 2018 Unsecured Credit Facility.

On April 17, 2019, we completed the sale of six hotel properties for a gross aggregate sales price of $135.0 million, or a net aggregate sales price of $133.0 million after a buyer credit of $2.0 million. The sale resulted in a net gain of $36.6 million. The net proceeds from the sale were used to pay down the balance of the 2018 Unsecured Credit Facility.

On April 11, 2019, we repaid a $10.6 million mortgage loan with U.S. Bank using funds from the 2018 Unsecured Credit Facility to release the encumbrance on the Hampton Inn in Goleta, CA to facilitate the sale of the property. As a result of this transaction, we incurred debt transaction costs of $1.0 million.

On March 19, 2019, we had a mortgage loan of $26.2 million that was secured by four hotel properties. We defeased $6.3 million of the principal using funds from the 2018 Unsecured Credit Facility to have the encumbrance released on one property, the Hyatt Place in Arlington, TX, to facilitate the sale of the property. As a result of this transaction, we recorded debt transaction costs of $0.6 million, primarily related to the debt defeasance premium. The mortgage loan remains outstanding and is secured by the remaining three hotel properties.

On February 12, 2019, we completed the sale of two hotel properties, the Country Inn & Suites - Charleston, WV and the Holiday Inn Express - Charleston, WV, for an aggregate sales price of $11.6 million. The sale of these properties resulted in the realization of an aggregate gain of $4.2 million. The net proceeds from the sale were used to pay down the balance of the 2018 Unsecured Credit Facility.

We are a mezzanine lender on three real estate loans to fund up to an aggregate of $29.6 million for the development of three hotel properties. These three real estate loans closed in the fourth quarter of 2017 and each has a stated interest rate of 8.0% and an initial term of approximately three years.  As of June 30, 2019, we have funded the full loan commitment of $29.6 million.

Outstanding Indebtedness

At July 24, 2019, we had borrowed $225.0 million on our 2018 Unsecured Credit Facility, which included borrowings of $200.0 million on our $200 Million Term Loan and $25.0 million on our $400 Million Revolver. Additionally, we had $225.0 million outstanding on our 2017 Term Loan and $225.0 million outstanding on our 2018 Term Loan. Each of the credit facilities were supported by the 54 hotel properties included in the credit facility borrowing base.

At June 30, 2019, we have scheduled debt principal amortization payments during the next 12 months totaling $3.5 million and no debt maturities. Although we believe that we will have the capacity to pay these scheduled principal debt payments or that we will be able to fund them using draws under our $400 Million Revolver, there can be no assurances that our credit facility will be available to repay such amortizing debt as draws under our credit facility are subject to meeting certain financial covenants. At June 30, 2019, we were in compliance with all of our covenants under the 2018 Unsecured Credit Facility.

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

See "Note 5 - Debt" to the Condensed Consolidated Financial Statements for additional information concerning our financial arrangements.

A summary of our gross debt at June 30, 2019 is as follows (dollars in thousands):

Lender	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Encumbered Properties		Principal Amount Outstanding
$600 Million Senior Unsecured Credit Facility
Deutsche Bank AG New York Branch
$400 Million Revolver	4.05% Variable	n/a	March 31, 2023	n/a		$25,000
$200 Million Term Loan	4.00% Variable	n/a	April 1, 2024	n/a		200,000
Total Senior Unsecured Credit Facility						225,000

Unsecured Term Loans
KeyBank National Association
Term Loan	4.00% Variable	n/a	November 25, 2022	n/a		225,000
KeyBank National Association
Term Loan	4.30% Variable	n/a	February 14, 2025	n/a		225,000

Secured Mortgage Indebtedness
MetaBank	4.44% Fixed	25	July 1, 2027	3		47,640
KeyBank National Association	4.46% Fixed	30	February 1, 2023	3		19,737
	4.52% Fixed	30	April 1, 2023	3		20,219
	4.30% Fixed	30	April 1, 2023	3		19,551
	4.95% Fixed	30	August 1, 2023	2		35,055
Bank of the Cascades	4.40% Variable	25	December 19, 2024	1	(1)	8,624
	4.30% Fixed	25	December 19, 2024	—	(1)	8,624
Total Mortgage Loans						159,450
Total Debt				15		$834,450

(1)	The Bank of Cascades mortgage loans are secured by the same collateral and cross-defaulted.

We are exposed to interest rate risk through our variable-rate debt. We manage this risk primarily by managing the amount, sources, and duration of our debt funding and through the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage our exposure to known or expected cash payments related to our variable-rate debt. During the six months ended June 30, 2019, the fair value of our interest rate swaps declined $14.8 million due to a continued flattening of the forward yield curve.  This shift in the yield curve is primarily related to reduced global and domestic growth outlooks and ongoing geopolitical risks. Each interest rate swap fixes the interest rates on portions of our variable interest rate unsecured indebtedness and converts LIBOR from a floating rate to average fixed rates ranging from 1.98% to 2.93%.

Capital Expenditures

During the six months ended June 30, 2019, we funded $32.6 million in capital expenditures at our hotel properties.  We anticipate spending an estimated $50.0 million to $60.0 million on capital expenditures during fiscal year 2019. We expect to fund these expenditures through a combination of cash provided by operations, working capital, borrowings under our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flows

	For the Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Net cash provided by operating activities	$75,300	$84,414	$(9,114)
Net cash provided by (used in) investing activities	106,428	(14,986)	121,414
Net cash used in financing activities	(178,422)	(54,071)	(124,351)
Net change in cash, cash equivalents and restricted cash	$3,306	$15,357	$(12,051)

The decrease in net cash provided by operating activities of $9.1 million for the six months ended June 30, 2019 compared with the six months ended June 30, 2018 primarily resulted from a decrease in net income, after adjusting for non-cash items, of $6.5 million due to net disposition activity and changes in net working capital of $2.6 million due to timing.

The increase in net cash from investing activities of $121.4 million for the six months ended June 30, 2019 compared with the six months ended June 30, 2018 is primarily due to an increase in proceeds from asset dispositions of $102.2 million and the net funding of real estate loans of $15.2 million in the prior year.

The increase in net cash used in financing activities of $124.4 million for the six months ended June 30, 2019 compared with the six months ended June 30, 2018 is primarily due to a net paydown of the 2018 Unsecured Credit Facility during the six months ended June 30, 2019 from the net proceeds from the sale of hotel properties.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at June 30, 2019 (in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Debt obligations (1)	$834,450	$3,504	$8,146	$441,326	$381,474
Currently projected interest (2)	159,421	34,134	68,773	45,745	10,769
Lease obligations (3)	36,037	2,085	3,855	2,062	28,035
Purchase obligations (4)	15,044	15,044	—	—	—
Total	$1,044,952	$54,767	$80,774	$489,133	$420,278

(1)	Amounts shown include amortization of principal and debt maturities.

(2)	Interest payments on our variable rate debt have been estimated using the interest rates in effect at June 30, 2019, after giving effect to our interest rate swaps.

(3)	Amounts consist primarily of non-cancelable ground lease and corporate office lease obligations.

(4)	This amount represents purchase orders and executed contracts for development or renovation projects at our hotel properties.

Critical Accounting Policies

For critical accounting policies, see "Note 2 - Basis of Presentation and Significant Accounting Policies" to the Condensed Consolidated Financial Statements.

Cybersecurity

We manage cybersecurity risks with our brand and property management companies. An important part of our cybersecurity risk mitigation efforts includes maintaining cybersecurity insurance and indemnifications in our property management agreements. Our Board of Directors provides on-going oversight of management's cybersecurity risk management activities.

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

At June 30, 2019, we were party to four interest rate derivative agreements pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

			Notional Amount
Contract date	Effective Date	Expiration Date	June 30, 2019
October 2, 2017	January 29, 2018	January 31, 2023	$100,000
October 2, 2017	January 29, 2018	January 31, 2023	100,000
June 11, 2018	September 28, 2018	September 30, 2024	75,000
June 11, 2018	December 31, 2018	December 31, 2025	125,000
			$400,000

At June 30, 2019, considering our interest rate derivative agreements that are currently effective, $550.8 million, or 66.0%, of our debt had fixed interest rates and $283.6 million, or 34.0%, had variable interest rates.  At December 31, 2018, after giving effect to our interest rate derivative agreements, $569.1 million, or 59.0%, of our debt had fixed interest rates and $395.9 million, or 41.0%, had variable interest rates. Taking into consideration our existing interest rate swaps, an increase in interest rates of 1.0% would decrease our cash flows by approximately $2.8 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At June 30, 2019, we have scheduled debt principal amortization payments during the next 12 months totaling $3.5 million and no debt maturities.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period covered by this Quarterly Report on Form 10-Q, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

The following table represents shares retained by the Company for employee taxes due upon vesting of equity awards during the three months ended June 30, 2019:

Period	Total Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	—	$—	—	—
May 1, 2019 - May 31, 2019	448	$11.74	—	—
June 1, 2019 - June 30, 2019	—	$—	—	—
Total	448	$11.74	—	—

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: July 31, 2019	By:	/s/ Jonathan P. Stanner
Jonathan P. Stanner Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)