Form 10-Q
period 2019-09-30
Summit Hotel Properties, Inc.
filed 2019-11-05
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of October 24, 2019, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 105,165,347.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investment in hotel properties, net	$1,949,160	$2,065,554
Undeveloped land	2,267	2,267
Assets held for sale, net	17,370	7,633
Investment in real estate loans, net	31,028	30,700
Right-of-use assets	28,942	—
Cash and cash equivalents	48,091	44,088
Restricted cash	27,819	28,468
Trade receivables, net	18,453	13,978
Prepaid expenses and other	10,507	10,111
Deferred charges, net	4,125	4,691
Other assets	11,596	14,807
Total assets	$2,149,358	$2,222,297
LIABILITIES AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$843,531	$958,712
Lease liabilities	18,580	—
Accounts payable	5,273	5,391
Accrued expenses and other	84,917	66,050
Total liabilities	952,301	1,030,153
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.45% Series D - 3,000,000 shares issued and outstanding at September 30, 2019 and December 31, 2018 (aggregate liquidation preference of $75,403 and $75,417 at September 30, 2019 and December 31, 2018, respectively)	30	30
6.25% Series E - 6,400,000 shares issued and outstanding at September 30, 2019 and December 31, 2018 (aggregate liquidation preference of $160,833 and $160,861 at September 30, 2019 and December 31, 2018, respectively)	64	64
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 105,165,347 and 104,783,179 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,052	1,048
Additional paid-in capital	1,189,501	1,185,310
Accumulated other comprehensive loss	(20,395)	(1,441)
Retained earnings	11,103	4,838
Total stockholders’ equity	1,181,355	1,189,849
Non-controlling interests in operating partnership	1,861	2,295
Non-controlling interest in joint venture (Note 8)	13,841	—
Total equity	1,197,057	1,192,144
Total liabilities and equity	$2,149,358	$2,222,297

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Room	$123,112	$131,429	$382,868	$401,651
Food and beverage	5,540	5,817	17,982	18,663
Other	5,033	5,094	14,717	14,447
Total revenues	133,685	142,340	415,567	434,761
Expenses:
Room	27,898	30,854	84,151	90,972
Food and beverage	4,493	4,684	13,781	14,790
Other hotel operating expenses	38,913	40,437	118,132	121,473
Property taxes, insurance and other	10,696	10,220	32,799	32,250
Management fees	3,676	4,188	13,280	14,928
Depreciation and amortization	23,202	24,941	72,517	75,141
Corporate general and administrative	5,532	4,852	17,442	17,079
Loss on impairment of assets	—	—	1,685	—
Total expenses	114,410	120,176	353,787	366,633
(Loss) gain on disposal of assets, net	(31)	24,826	39,655	42,114
Operating income	19,244	46,990	101,435	110,242
Other income (expense):
Interest expense	(9,450)	(10,848)	(30,068)	(30,579)
Other income, net	1,808	1,327	3,255	5,586
Total other income (expense)	(7,642)	(9,521)	(26,813)	(24,993)
Income from continuing operations before income taxes	11,602	37,469	74,622	85,249
Income tax benefit (expense) (Note 12)	24	532	(1,027)	120
Net income	11,626	38,001	73,595	85,369
Less - Income attributable to non-controlling interests:
Operating Partnership	(15)	(100)	(150)	(204)
Joint venture	(77)	—	(77)	—
Net income attributable to Summit Hotel Properties, Inc.	11,534	37,901	73,368	85,165
Preferred dividends	(3,710)	(3,710)	(11,128)	(12,962)
Premium on redemption of preferred stock	—	—	—	(3,277)
Net income attributable to common stockholders	$7,824	$34,191	$62,240	$68,926
Earnings per share:
Basic and diluted	$0.07	$0.33	$0.60	$0.66
Weighted average common shares outstanding:
Basic	103,935	103,666	103,861	103,603
Diluted	103,970	103,821	103,916	103,868

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$11,626	$38,001	$73,595	$85,369
Other comprehensive income, net of tax:
Changes in fair value of derivative financial instruments	(4,140)	2,495	(18,972)	6,601
Comprehensive income	7,486	40,496	54,623	91,970
Less - Comprehensive income attributable to non-controlling interests:
Operating Partnership	(6)	(107)	(104)	(223)
Joint venture	(77)	—	(77)	—
Comprehensive income attributable to Summit Hotel Properties, Inc.	7,403	40,389	54,442	91,747
Preferred dividends	(3,710)	(3,710)	(11,128)	(12,962)
Premium on redemption of preferred stock	—	—	—	(3,277)
Comprehensive income attributable to common stockholders	$3,693	$36,679	$43,314	$75,508

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended September 30, 2019 and 2018
(Unaudited)
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings and Distributions	Total Stockholders’ Equity	Non-controlling Interests		Total Equity
									Operating Partnership	Joint Venture
Balance at June 30, 2019	9,400,000	$94	105,126,626	$1,051	$1,187,715	$(16,236)	$22,179	$1,194,803	$2,254	$—	$1,197,057
Contribution by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	13,764	13,764
Common stock redemption of common units	—	—	40,000	1	383	(28)	—	356	(356)	—	—
Dividends	—	—	—	—	—	—	(22,610)	(22,610)	(46)	—	(22,656)
Equity-based compensation	—	—	(1,279)	—	1,447	—	—	1,447	3	—	1,450
Other	—	—	—	—	(44)	—	—	(44)	—	—	(44)
Other comprehensive loss	—	—	—	—	—	(4,131)	—	(4,131)	(9)	—	(4,140)
Net income	—	—	—	—	—	—	11,534	11,534	15	77	11,626
Balance at September 30, 2019	9,400,000	$94	105,165,347	$1,052	$1,189,501	$(20,395)	$11,103	$1,181,355	$1,861	$13,841	$1,197,057

Balance at June 30, 2018	9,400,000	$94	104,744,101	$1,047	$1,182,398	$5,545	$6,310	$1,195,394	$2,662	$—	$1,198,056
Dividends	—	—	—	—	—	—	(22,563)	(22,563)	(54)	—	(22,617)
Equity-based compensation	—	—	1,609	—	1,315	—	—	1,315	4	—	1,319
Other	—	—	—	—	(19)	—	—	(19)	—	—	(19)
Other comprehensive income	—	—	—	—	—	2,488	—	2,488	7	—	2,495
Net income	—	—	—	—	—	—	37,901	37,901	100	—	38,001
Balance at September 30, 2018	9,400,000	$94	104,745,710	$1,047	$1,183,694	$8,033	$21,648	$1,214,516	$2,719	$—	$1,217,235

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings and Distributions	Total Stockholders’ Equity	Non-controlling Interests		Total Equity
									Operating Partnership	Joint Venture
Balance at December 31, 2018	9,400,000	$94	104,783,179	$1,048	$1,185,310	$(1,441)	$4,838	$1,189,849	$2,295	$—	$1,192,144
Contribution by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	13,764	13,764
Common stock redemption of common units	—	—	46,076	1	436	(28)	—	409	(409)	—	—
Dividends	—	—	—	—	—	—	(67,103)	(67,103)	(140)	—	(67,243)
Equity-based compensation	—	—	410,432	4	4,751	—	—	4,755	11	—	4,766
Shares acquired for employee withholding requirements	—	—	(74,340)	(1)	(838)	—	—	(839)	—	—	(839)
Other	—	—	—	—	(158)	—	—	(158)	—	—	(158)
Other comprehensive loss	—	—	—	—	—	(18,926)	—	(18,926)	(46)	—	(18,972)
Net income	—	—	—	—	—	—	73,368	73,368	150	77	73,595
Balance at September 30, 2019	9,400,000	$94	105,165,347	$1,052	$1,189,501	$(20,395)	$11,103	$1,181,355	$1,861	$13,841	$1,197,057

Balance at December 31, 2017	12,800,000	$128	104,287,128	$1,043	$1,262,679	$1,451	$9,201	$1,274,502	$2,874	$—	$1,277,376
Redemption of preferred stock	(3,400,000)	(34)	—	—	(81,689)	—	(3,277)	(85,000)	—	—	(85,000)
Common stock redemption of common units	—	—	25,839	—	227	—	—	227	(227)	—	—
Dividends	—	—	—	—	—	—	(69,441)	(69,441)	(167)	—	(69,608)
Equity-based compensation	—	—	620,593	6	5,345	—	—	5,351	16	—	5,367
Shares acquired for employee withholding requirements	—	—	(187,850)	(2)	(2,722)	—	—	(2,724)	—	—	(2,724)
Other	—	—	—	—	(146)	—	—	(146)	—	—	(146)
Other comprehensive income	—	—	—	—	—	6,582	—	6,582	19	—	6,601
Net income	—	—	—	—	—	—	85,165	85,165	204	—	85,369
Balance at September 30, 2018	9,400,000	$94	104,745,710	$1,047	$1,183,694	$8,033	$21,648	$1,214,516	$2,719	$—	$1,217,235

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$73,595	$85,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,517	75,141
Amortization of deferred financing costs	1,041	1,495
Loss on impairment of assets	1,685	—
Equity-based compensation	4,766	5,367
Gain on disposal of assets, net	(39,655)	(42,114)
Non-cash interest income	(1,713)	(1,528)
Debt transaction costs	1,847	265
Other	369	(123)
Changes in operating assets and liabilities:
Trade receivables, net	(4,514)	(7,054)
Prepaid expenses and other	1,754	2,729
Accounts payable	126	(627)
Accrued expenses and other	7,796	10,040
NET CASH PROVIDED BY OPERATING ACTIVITIES	119,614	128,960
INVESTING ACTIVITIES
Acquisition of hotel properties and land under ground lease	(32,277)	(71,002)
Investment in hotel properties under development	—	(12,208)
Improvements to hotel properties	(46,708)	(49,523)
Proceeds from asset dispositions, net	143,962	103,587
Funding of real estate loans	(7,228)	(15,245)
Proceeds from principal payments on real estate loans	2,050	—
Increase in escrow deposits for acquisitions	(3,000)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	56,799	(44,391)
FINANCING ACTIVITIES
Proceeds from issuance of debt	135,000	470,000
Principal payments on debt	(251,360)	(369,147)
Redemption of preferred stock	—	(85,000)
Dividends paid	(67,751)	(69,755)
Proceeds from contribution by joint venture partner	13,764	—
Financing fees on debt and other issuance costs	(1,873)	(1,850)
Repurchase of common shares for withholding requirements	(839)	(2,724)
NET CASH USED IN FINANCING ACTIVITIES	(173,059)	(58,476)
Net change in cash, cash equivalents and restricted cash	3,354	26,093
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	72,556	66,007
End of period	$75,910	$92,100
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$30,822	$29,038
Accrued acquisition costs and improvements to hotel properties	$6,272	$7,853
Capitalized interest	$—	$446
Net cash (refunds) payments for income taxes	$(369)	$749

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

We focus on owning primarily premium-branded, select-service hotels. At September 30, 2019, our portfolio consisted of 70 hotels with a total of 10,803 guestrooms located in 24 states. As of September 30, 2019, we own 100% of the outstanding equity interests in all but one of our hotels. We own a 51% controlling interest in one hotel that we acquired in 2019 through a joint venture. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to our taxable REIT subsidiaries (“TRS entities”).

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

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934 (the “Exchange Act”). Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and nine months ended September 30, 2019 may not be indicative of the results that may be expected for the full year of 2019. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

On a limited basis, we provide financing to developers of hotel properties for development projects. We evaluate these arrangements to determine if we participate in residual profits of the hotel property through the loan provisions or other agreements. Where we conclude that these arrangements are more appropriately treated as an investment in the hotel property, we reflect the loan as Investment in Hotel Properties, net in our Condensed Consolidated Balance Sheets.

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

Notes Receivables

We selectively provide mezzanine financing to developers, where we also have the opportunity to acquire the hotel at or after the completion of the development project, and we also may provide seller financing under limited circumstances. We classify notes receivable as held-to-maturity and carry the notes receivable at cost less the unamortized discount, if any. We routinely evaluate our notes receivable for potential credit or collection issues that may indicate an impairment. Losses on notes receivable are recognized when incurred based on our best estimate of probable impairment.

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

Derivative Financial Instruments and Hedging

We use interest rate derivatives to hedge our risks on variable-rate debt. Interest rate derivatives could include swaps, caps, collars, and floors. We assess the effectiveness of each hedging relationship by comparing changes in fair value or cash flows of the derivative financial instrument with the changes in fair value or cash flows of the designated hedged item or transaction. All derivative financial instruments are recorded at fair value as a net asset or liability in our Condensed Consolidated Balance Sheets.

The change in the fair value of the hedging instruments is recorded in Other comprehensive income. Amounts deferred in Other comprehensive income will be reclassified to Interest expense in our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings.

Income Taxes

We have elected to be taxed as a REIT under certain provisions of the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, which does not necessarily equal net income as calculated in accordance with GAAP. As a REIT, we generally will not be subject to federal income tax (other than taxes paid by our TRS entities at regular corporate income tax rates) to the extent we distribute 100% of our REIT taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will be unable to re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT, unless we satisfy certain relief provisions.

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

Our Condensed Consolidated Financial Statements include non-controlling interests related to common units of limited partnership interests (“Common Units”) in the Operating Partnership held by unaffiliated third parties and third-party ownership of a 49% interest in a consolidated joint venture (See "Note 8 - Equity - Non-controlling Interest in Joint Venture" for further information).

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

NOTE 3 - INVESTMENT IN HOTEL PROPERTIES, NET

Investment in Hotel Properties, net

Investment in hotel properties, net is as follows (in thousands):

	September 30, 2019	December 31, 2018
Hotel buildings and improvements	$1,829,056	$1,916,194
Land	281,497	288,833
Furniture, fixtures and equipment	155,706	165,026
Construction in progress	28,216	21,059
Intangible assets	11,231	22,064
Real estate development loan	4,104	—
	2,309,810	2,413,176
Less - accumulated depreciation and amortization	(360,650)	(347,622)
	$1,949,160	$2,065,554

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

We provided a mezzanine loan to fund up to $28.9 million for a mixed-use development project that includes a hotel property, retail space, and parking. We have classified the mezzanine loan as Investment in hotel properties, net in our Condensed Consolidated Balance Sheets at September 30, 2019 (See "Note 4 - Investment in Real Estate Loans" for further information).

Asset Sales

On April 17, 2019, we completed the sale of six hotel properties as follows:

Franchise/Brand	Location	Guestrooms
SpringHill Suites	Minneapolis (Bloomington), MN	113
Hampton Inn & Suites	Minneapolis (Bloomington), MN	146
Residence Inn	Salt Lake City, UT	189
Hyatt Place	Dallas (Arlington), TX	127
Hampton Inn	Santa Barbara (Goleta), CA	101
Hampton Inn	Boston (Norwood), MA	139
Total		815

The sale resulted in a net gain of $36.6 million based on a gross aggregate sales price of $135.0 million, or a net aggregate sales price of $133.0 million after a buyer credit of $2.0 million, for the nine months ended September 30, 2019.

On February 12, 2019, we completed the sale of two hotel properties, the Country Inn & Suites - Charleston, WV and the Holiday Inn Express - Charleston, WV, for an aggregate sales price of $11.6 million. The sale of these properties resulted in the realization of an aggregate gain of $4.2 million for the nine months ended September 30, 2019.

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

On June 29, 2018, we sold the Holiday Inn Express & Suites in Sandy, UT and the Hampton Inn in Provo, UT, for an aggregate selling price of $19.0 million. On June 29, 2018 we also sold the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA for an aggregate selling price of $24.9 million. The sales of these four properties resulted in the realization of an aggregate net gain of $17.4 million during the nine months ended September 30, 2018. We provided seller financing of $3.6 million, on the sale of the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA, under two three-and-a-half-year loans secured by second mortgages with a blended interest rate of 7.38%.

Developed Properties

We completed the development and commenced operations of the new 168-guestroom Hyatt House Across From Orlando Universal Resort™ on June 27, 2018. The total construction cost for this hotel was $32.7 million, excluding land that we acquired in a prior-year transaction. The carrying amount for this hotel includes internal capitalized costs of $1.6 million. Total costs of $37.1 million, including the carrying amount of the land, were reclassified as Investment in hotel properties, net upon completion.

Hotel Property Acquisitions

A summary of the hotel properties acquired during the nine months ended September 30, 2019 and 2018 is as follows (dollars in thousands):

Date Acquired	Franchise/Brand	Location	Guestrooms	Purchase Price
For the nine months ended September 30, 2019
August 6, 2019	Hampton Inn & Suites	Silverthorne, CO	88	$25,500
			88	$25,500	(1)

For the nine months ended September 30, 2018
September 12, 2018	Residence Inn by Marriott	Boston (Watertown), MA	150	$71,000
			150	$71,000	(2)

(1) The net assets acquired totaled $28.1 million due to the purchase of adjacent land parcels totaling $2.4 million, $0.1 million of net working capital assets and capitalized transaction costs of $0.1 million.
(2) The net assets acquired totaled $71.0 million due to the purchase of $0.1 million of net working capital liabilities and capitalized transaction costs of $0.1 million.

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

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Land	$6,845	$25,083
Hotel buildings and improvements	20,652	42,676
Furniture, fixtures and equipment	465	3,300
Other assets	207	185
Total assets acquired	28,169	71,244
Less other liabilities	(70)	(242)
Net assets acquired	$28,099	$71,002

All hotel purchases completed in 2019 and 2018 were deemed to be the acquisition of assets. Therefore, acquisition costs related to these transactions have been capitalized as part of the recorded amount of the acquired assets.

The results of operations of acquired properties are included in the Condensed Consolidated Statements of Operations beginning on their respective acquisition dates. The following unaudited pro forma information includes operating results for 70 hotels owned as of September 30, 2019 as if all such hotels had been owned by us since January 1, 2018.  For hotels acquired by us after January 1, 2018 (the "Acquired Hotels"), we have included in the pro forma information the financial results of each of the Acquired Hotels for the period prior to acquisition by us (the "Preacquisition Period"). The financial results for the Pre-Acquisition Period were provided by the third-party owner of such Acquired Hotel prior to purchase by us and such information has not been audited or reviewed by our auditors or adjusted by us. For hotels sold by us between January 1, 2018 and September 30, 2019 (the "Disposed Hotels"), the unaudited pro forma information excludes the financial results, including gains on disposal of assets, of each of the Disposed Hotels for the period of ownership by us from January 1, 2018 through the date that the Disposed Hotels were sold by us. The unaudited pro forma information is included to enable comparison of results for the current reporting period to results for the comparable period of the prior year and is not indicative of what actual results of operations would have been had the hotel acquisitions and dispositions taken place on or before January 1, 2018. The pro forma amounts exclude the gain or loss on the sale of hotel properties during the three and nine months ended September 30, 2019 and 2018. This information does not purport to be indicative of or represent results of operations for future periods.

The unaudited condensed pro forma financial information for the 70 hotel properties owned at September 30, 2019 for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands, except per share):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$134,257	$134,071	$409,595	$398,502
Income from hotel operations	$48,289	$49,966	$152,864	$149,598
Net income (1)	$11,910	$13,384	$37,284	$42,088
Net income attributable to common stockholders, net of amount allocated to participating securities (1) (2)	$8,101	$9,525	$25,839	$25,524
Basic and diluted net income per share attributable to common stockholders (1) (2)	$0.08	$0.09	$0.25	$0.25

(1)
Pro forma amounts include depreciation expense, property tax expense, interest expense, income tax expense, loss on impairment of assets and other corporate expenses totaling $46.3 million and $44.8 million for the three months ended September 30, 2019 and 2018, respectively; and $144.1 million and $135.4 million for the nine months ended September 30, 2019 and 2018, respectively.

(2)	Pro forma amounts for the nine months ended September 30, 2018 include the effect of the premium on redemption of preferred stock of $3.3 million.

Loss on Impairment of Assets

During the nine months ended September 30, 2019, the Company recorded an impairment charge of $1.7 million for the Hyatt Place - Chicago (Hoffman Estates) to reduce the net carrying amount of the property to its estimated net fair market value of $5.9 million, which was determined by a third-party independent appraisal.

Assets Held for Sale

Assets held for sale at September 30, 2019 consists of two hotel properties in Birmingham, AL that are under contract to be sold and a 1.29 acre parcel of land. Assets held for sale at December 31, 2018 included two properties that were sold on February 12, 2019 and a 1.29 acre parcel of land. Assets held for sale were as follows (in thousands):

	September 30, 2019	December 31, 2018
Hotel buildings and improvements	$18,278	$7,929
Land	3,293	2,442
Furniture, fixtures and equipment	1,832	2,519
Franchise fees	65	131
	23,468	13,021
Less - accumulated depreciation and amortization	(6,098)	(5,388)
	$17,370	$7,633

NOTE 4 — INVESTMENT IN REAL ESTATE LOANS

Investment in real estate loans, net is as follows (in thousands):

	September 30, 2019	December 31, 2018
Real estate loans	$33,441	$34,650
Unamortized discount	(2,413)	(3,950)
	$31,028	$30,700

The amortized cost bases of our Investment in real estate loans, net approximate their fair value. The amortized cost bases and fair value of our Investment in real estate loans, net at September 30, 2019, by contractual maturity are as follows: $1.0 million in 2019, $27.8 million in 2020 and $2.2 million in 2021.

Real Estate Development Loans

We provided mezzanine loans on three real estate development projects to fund up to an aggregate of $29.6 million for the development of three hotel properties. The three real estate development loans closed in the fourth quarter of 2017 and each has a stated interest rate of 8% and an initial term of approximately three years.  As of September 30, 2019, we have funded the full amount of $29.6 million. We have separate options related to each loan (each the "Initial Option") to purchase a 90% interest in each joint venture that owns the respective hotel upon completion of construction. We also have the right to purchase the remaining interests in each joint venture at future dates, generally five years after we exercise our Initial Option (each, the "Final Option", together with the Initial Option, a "Purchase Option"). We have recorded the aggregate estimated fair value of each Initial Option totaling $6.1 million in Other assets and as a discount to the related real estate development loans. The discount will be amortized as a component of non-cash interest income over the term of the real estate development loans using the straight-line method, which approximates the interest method. We recorded amortization of the discount of $0.5 million during the three months ended September 30, 2019 and 2018 and $1.5 million during the nine months ended September 30, 2019 and 2018.

We provided a mezzanine loan to fund up to $28.9 million for a mixed-use development project that includes a hotel property, retail space, and parking. The loan closed in the third quarter of 2019 and has a stated interest rate of 9% and an initial term of 30 months. The loan is secured by a second mortgage on the development project and a pledge of the equity in the project. As of September 30, 2019, we have funded $6.7 million of the loan commitment.

Upon completion of construction, we have an option to purchase a 90% interest in the hotel (the “Initial Purchase Option”). We also have the right to purchase the remaining interest in the hotel five years after the completion of construction. We have issued a $10.0 million letter of credit under our senior unsecured credit facility to secure the exercise of the Initial Purchase Option. As such, we have classified the loan as Investment in hotel properties, net in our Condensed Consolidated Balance Sheets at September 30, 2019. Interest income on the mezzanine loan will be recorded in our Consolidated Statement of Operations as it is earned.

We have recorded the aggregate estimated fair value of the Initial Purchase Option totaling $2.8 million in Other assets and as a contra-asset to Investment in Hotel Properties, net. The contra-asset will be amortized as a component of non-cash interest income over the term of the real estate development loan using the straight-line method, which approximates the interest method. During the three months ended September 30, 2019, we amortized $0.2 million as non-cash interest income.

Seller-Financing Loans

On June 29, 2018 we sold the Holiday Inn Duluth, GA and the Hilton Garden Inn in Duluth, GA for an aggregate selling price of $24.9 million. We provided seller financing of $3.6 million on the sale of these properties under two three-and-a-half-year loans secured by second mortgages with a blended interest rate of 7.38%. The amortized cost bases of these loans were $2.8 million at September 30, 2019.

NOTE 5 - DEBT

At September 30, 2019 and December 31, 2018, our indebtedness was comprised of borrowings under our 2018 Unsecured Credit Facility (as defined below), the 2018 Term Loan (as defined below), the 2017 Term Loan (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 4.03% at September 30, 2019 and 4.27% at December 31, 2018.

Debt, net of debt issuance costs, is as follows (in thousands):

	September 30, 2019	December 31, 2018
Revolving debt	$40,000	$115,000
Term loans	650,000	650,000
Mortgage loans	158,654	200,011
	848,654	965,011
Unamortized debt issuance costs	(5,123)	(6,299)
Debt, net of debt issuance costs	$843,531	$958,712

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

	September 30, 2019	Percentage	December 31, 2018	Percentage
Fixed-rate debt	$550,097	65%	$569,103	59%
Variable-rate debt	298,557	35%	395,908	41%
	$848,654		$965,011

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Fixed-rate debt	$150,097	$148,501	$169,103	$166,256	Level 2 - Market approach

At September 30, 2019 and December 31, 2018, we had $400.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value.  Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to "Note 7 - Derivative Financial Instruments and Hedging."

$600 Million Senior Unsecured Credit Facility

On December 6, 2018, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $600.0 million senior unsecured credit facility (the “2018 Unsecured Credit Facility”). The 2018 Unsecured Credit Facility is comprised of a $400.0 million revolving credit facility (the “$400 Million Revolver”) and a $200.0 million term loan facility (the “$200 Million Term Loan”). At September 30, 2019, the maximum amount of borrowing provided by the 2018 Unsecured Credit Facility was $600.0 million, of which we had $240.0 million borrowed and $350.0 million available to borrow.

The 2018 Unsecured Credit Facility has an accordion feature which will allow the Company to increase the total commitments by an aggregate of up to $300.0 million.  The $400 Million Revolver will mature on March 31, 2023 and can be extended to

March 31, 2024 at the Company’s option, subject to certain conditions. The $200 Million Term Loan will mature on April 1, 2024.

The interest rate on the 2018 Unsecured Credit Facility is based on a pricing grid ranging from 140 basis points to 215 basis points plus LIBOR for the $400 Million Revolver and 135 basis points to 210 basis points plus LIBOR for the $200 Million Term Loan, depending upon the Company's leverage ratio. The interest rate at September 30, 2019 for the $200 Million Term Loan was 3.52%.

Financial and Other Covenants.  We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2018 Unsecured Credit Facility. At September 30, 2019, we were in compliance with all financial covenants.

Unencumbered Assets. The 2018 Unsecured Credit Facility is unsecured.  However, borrowings under the 2018 Unsecured Credit Facility are limited by the value of hotel assets that qualify as unencumbered assets. At September 30, 2019, the Company had 54 unencumbered hotel properties (the "Unencumbered Properties") supporting the 2018 Unsecured Credit Facility.

Former $450 Million Senior Unsecured Credit Facility

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

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.80% and 2.55%, depending upon our leverage ratio (as defined in the loan documents), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin between 0.80% and 1.55%, depending upon our leverage ratio.  We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at September 30, 2019 was 3.87%.

Financial and Other Covenants.  We are required to comply with a series of financial and other covenants to draw and maintain borrowings under the 2018 Term Loan. At September 30, 2019, we were in compliance with all financial covenants.

Unencumbered Assets.  The 2018 Term Loan is unsecured.  However, borrowings under the term loan are limited by the value of the assets that qualify as unencumbered assets.  At September 30, 2019, the Unencumbered Properties also supported the 2018 Term Loan.

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

Financial and Other Covenants.  We are required to comply with a series of financial and other covenants to draw and maintain borrowings under the 2017 Term Loan. At September 30, 2019, we were in compliance with all financial covenants.

Unencumbered Assets.  The 2017 Term Loan is unsecured.  However, borrowings under the term loan are limited by the value of the assets that qualify as unencumbered assets.  At September 30, 2019, the Unencumbered Properties also supported the 2017 Term Loan.

We have drawn the entire $225.0 million available under the 2017 Term Loan. The interest rate at September 30, 2019 was 3.62%.

$200 Million Credit Facility

Subsequent to quarter-end, on October 8, 2019, Summit JV MR 1, LLC (the “Borrower”), as borrower, Summit Hospitality JV, LP (the “Parent”), as parent, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a $200 million credit facility (the “Credit Facility”) with Bank of America, N.A., as administrative agent and sole initial lender, and BofA Securities, Inc., as sole lead arranger and sole bookrunner.

The Parent is the joint venture recently entered into among the Operating Partnership and an affiliate of GIC, Singapore’s sovereign wealth fund. Neither the Operating Partnership nor the Company are borrowers or guarantors of the Credit Facility. The Credit Facility is guaranteed by all of the Borrower’s existing and future subsidiaries, subject to certain exceptions.

The Credit Facility is comprised of a $125 million revolving credit facility (the “$125 Million Revolver”) and a $75 million term loan (the “$75 Million Term Loan”). The Credit Facility has an accordion feature which will allow us to increase the total commitments by up to $300 million, for aggregate potential borrowings of up to $500 million on the Credit Facility.

The $125 Million Revolver and the $75 Million Term Loan will mature on October 8, 2023. Each individually can be extended for a single consecutive twelve-month period at the Company’s option, subject to certain conditions.

The Borrower pays interest on revolving credit advances at varying rates based upon, at the Borrower's option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a margin of 2.15% for Eurodollar rate advances, or (ii) LIBOR, plus a margin of 2.15% for LIBOR floating rate advances, or (iii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin of 1.15%. The applicable margin for a term loan advance shall be five basis points less than revolving credit advances referenced above.

Borrowing Base Assets. The Credit Facility is secured primarily by a first priority pledge of the Borrower's equity interests in the subsidiaries that hold the borrowing base assets, and the TRS entities, which wholly own the TRS lessees that lease each of the borrowing base assets.

Financial and Other Covenants. In addition, the Borrower is required to comply with a series of financial and other covenants in order to borrow under the Credit Facility.

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

Mortgage Loans

At September 30, 2019, we had mortgage loans totaling $158.7 million that are secured primarily by first mortgage liens on 15 hotel properties.

On April 24, 2019, we repaid a mortgage loan with Compass Bank totaling $21.9 million that was secured by three hotel properties. There was no prepayment penalty associated with the repayment of this loan. After repayment of the mortgage loan, the three hotels were added to the Company’s Unencumbered Properties.

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

On April 2, 2018, we repaid four separate mortgage loans with Western Alliance Bank totaling $23.9 million that had a blended interest rate of 5.39% that were secured by four hotel properties. There were no prepayment penalties associated with the repayment of these loans. After repayment of the mortgage loans, the four hotels were added to the Company’s Unencumbered Properties.

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

During the three months ended September 30, 2019, the Company's total operating lease cost was $0.7 million and the operating cash outflows from operating leases was $0.7 million. During the nine months ended September 30, 2019, the Company's total operating lease cost was $2.5 million and the operating cash outflows from operating leases was $2.3 million. As of September 30, 2019, the weighted average operating lease term was 29.5 years.

On January 31, 2019, we exercised our option pursuant to a ground lease agreement to purchase the land under our hotel property in Baltimore (Hunt Valley), MD for $4.2 million, which resulted in a termination of obligations under the ground lease.

Operating lease maturities as of September 30, 2019 are as follows (in thousands):

2019	$528
2020	2,031
2021	1,923
2022	1,711
2023	866
Thereafter	28,442
Total lease payments (1)	35,501
Less interest	(16,921)
Total	$18,580

(1)	Certain payments above include future increases to the minimum fixed rent based on the Consumer Price Index in effect at the initial measurement of the lease balances.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at September 30, 2019 and December 31, 2018 is as follows (dollars in thousands):

				Notional Amount		Fair Value
Contract date	Effective Date	Expiration Date	Average Annual Effective Fixed Rate	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	$100,000	$100,000	$(1,894)	$1,758
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	100,000	100,000	(1,929)	1,703
June 11, 2018	September 28, 2018	September 30, 2024	2.87%	75,000	75,000	(5,388)	(1,656)
June 11, 2018	December 31, 2018	December 31, 2025	2.93%	125,000	125,000	(11,342)	(3,386)
				$400,000	$400,000	$(20,553)	$(1,581)

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At September 30, 2019, all of our interest rate swaps were in a liability position as a result of a decline in short term interest rates and a continued flattening of the forward yield curve during the first nine months of 2019. At December 31, 2018, two of our interest rate swaps were in an asset position and two were in a liability position. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Other comprehensive income and are reclassified to Interest expense in our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings. In the next twelve months, we estimate that $3.2 million will be reclassified from Other comprehensive income and recorded as an increase to Interest expense.

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
(Loss) gain recognized in Other comprehensive income on derivative financial instruments	$(4,342)	$2,555	$(19,086)	$6,401
(Loss) gain reclassified from Other comprehensive income to Interest expense	$(202)	$60	$(114)	$(200)
Total Interest expense in which the effects of cash flow hedges are recorded	$(9,450)	$(10,848)	$(30,068)	$(30,579)

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

Changes in common stock during the nine months ended September 30, 2019 and 2018 were as follows:

	For the Nine Months Ended September 30,
	2019	2018
Beginning common shares outstanding	104,783,179	104,287,128
Grants under the Equity Plan	537,734	583,738
Common Unit redemptions	46,076	25,839
Annual grants to independent directors	40,455	34,130
Common stock issued for director fees	—	3,543
Performance share and other forfeitures	(167,757)	(818)
Shares retained for employee tax withholding requirements	(74,340)	(187,850)
Ending common shares outstanding	105,165,347	104,745,710

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

 At September 30, 2019 and December 31, 2018, unaffiliated third parties owned 213,189 and 259,265 Common Units of the Operating Partnership, respectively, representing less than a 1% limited partnership interest in the Operating Partnership for each period.

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

Non-controlling Interest in Joint Venture

The Company has entered into a joint venture agreement with GIC, Singapore’s sovereign wealth fund, to acquire assets that align with the Company’s current investment strategy and criteria. The Company will serve as general partner and asset manager of the joint venture and intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company will earn fees for providing services to the joint venture and will have the potential to earn incentive fees based on the joint venture achieving certain return thresholds. As of September 30, 2019, the joint venture owns the Hampton Inn & Suites in Silverthorne, CO.

We classify the non-controlling interest in the joint venture as a component of equity in the Company’s Condensed Consolidated Balance Sheets. The portion of net income allocated to this non-controlling interest is reported on the Company’s Condensed Consolidated Statements of Operations as net income attributable to non-controlling interest of the joint venture.

NOTE 9 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at September 30, 2019 using
	Level 1	Level 2	Level 3	Total
Assets:
Purchase Options related to real estate loans	$—	$—	$8,920	$8,920
Liabilities:
Interest rate swaps	—	20,553	—	20,553

	Fair Value Measurements at December 31, 2018 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$3,461	$—	$3,461
Purchase Options related to real estate loans	—	—	6,120	6,120
Liabilities:
Interest rate swaps	—	5,042	—	5,042

Our Purchase Options related to real estate loans do not have readily determinable fair values. The fair value of each Purchase Option was estimated using a binomial lattice or Black-Scholes model. The estimated fair values of the Purchase Options were based on unobservable inputs for which there is little or no market information available and required us to develop our own assumptions as follows (dollar amounts in thousands):

	Real Estate Loan 1	Real Estate Loan 2	Real Estate Loan 3	Real Estate Loan 4
Exercise price	$15,143	$17,377	$5,503	$37,800
First option exercise date (1)	12/31/2018	3/31/2019	5/31/2019	8/15/2021
Last option exercise date	11/1/2020	12/5/2020	12/1/2020	8/30/2021
Expected volatility	32.0%	38.0%	37.0%	31.3%
Risk free rate	1.7%	1.8%	1.9%	1.5%
Expected annualized equity dividend yield	6.8%	9.9%	6.5%	—%

(1)
The first option exercise date is the date used for valuing the Purchase Option. The actual option exercise dates are on or after the hotels are fully constructed and open for business. As of September 30, 2019, three of the four hotels were open for business.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Restricted Cash

The Company maintains reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at some of our hotel properties in accordance with management, franchise or mortgage loan agreements. These agreements generally require us to reserve cash ranging from 2% to 5% of the revenues of the individual hotel in restricted cash escrow accounts. Any unused restricted cash balances revert to us upon the termination of the underlying agreement or may be released to us from the restricted cash escrow accounts upon proof of expenditures and approval from the lender or other party requiring the restricted cash reserves. At September 30, 2019 and December 31, 2018, approximately $27.8 million and $28.5 million, respectively, was available in restricted cash reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at our hotel properties.

Franchise Agreements

We expensed fees related to our franchise agreements of $11.8 million and $11.7 million for the three months ended September 30, 2019 and 2018, respectively; and $35.8 million and $36.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various professional third-party management companies. We pay base management fees that are a percentage of gross room revenues and incentive management fees based on achievement of certain financial targets pursuant to contracts that generally have remaining terms of less than five years. Management fee expenses for the three months ended September 30, 2019 and 2018 were $3.7 million and $4.2 million, respectively; and $13.3 million and $14.9 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Stock Options Granted Under our Equity Plan

As of September 30, 2019, we had 235,000 outstanding and exercisable stock options with a weighted average exercise price of $9.75 per share, weighted average contractual term of 1.4 years and an aggregate intrinsic value of $0.4 million.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock award activity under our Equity Plan for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2018	370,152	$13.40	$3,602
Granted	235,407	11.32
Vested	(154,801)	12.82
Forfeited	(2,291)	12.65
Non-vested at September 30, 2019	448,467	$12.51	$5,202

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

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under the Equity Plan for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2018	708,227	$14.75	$6,891
Granted	302,327	12.81
Vested	(89,097)	13.77
Forfeited	(165,466)	13.77
Non-vested at September 30, 2019	755,991	$14.31	$8,769

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

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Time-based restricted stock	$588	$518	$1,736	$1,870
Performance-based restricted stock	862	784	2,534	2,943
Director stock	—	17	496	554
	$1,450	$1,319	$4,766	$5,367

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $8.8 million at September 30, 2019 and will be recorded as follows (in thousands):

	Total	2019	2020	2021	2022	2023
Time-based restricted stock	$3,683	$591	$1,798	$1,048	$231	$15
Performance-based restricted stock	5,132	862	2,578	1,477	215	—
	$8,815	$1,453	$4,376	$2,525	$446	$15

NOTE 12 - INCOME TAXES

Income taxes for the interim periods presented have been included in our Condensed Consolidated Financial Statements on the basis of an estimated annual effective tax rate. Our effective tax rate is affected by the mix of earnings and losses by taxing jurisdictions. Our earnings, other than from our TRS entities, are not generally subject to federal and state corporate income taxes due to our REIT election, provided that we distribute 100% of our taxable income to our shareholders. However, there are a limited number of local and state jurisdictions that tax the taxable income of the Operating Partnership. Accordingly, we provide for income taxes in these jurisdictions for the Operating Partnership.

We recorded a nominal income tax benefit for the three months ended September 30, 2019 and an income tax benefit of $0.5 million for three months ended September 30, 2018. We recorded income tax expense of $1.0 million for the nine months ended September 30, 2019 and an income tax benefit of $0.1 million for nine months ended September 30, 2018.

We had no unrecognized tax benefits at September 30, 2019. We expect no significant changes in unrecognized tax benefits within the next year.

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

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$11,626	$38,001	$73,595	$85,369
Less: Preferred dividends	(3,710)	(3,710)	(11,128)	(12,962)
Premium on redemption of preferred stock	—	—	—	(3,277)
Allocation to participating securities	(81)	(122)	(254)	(249)
Attributable to non-controlling interest in Operating Partnership	(15)	(100)	(150)	(204)
Attributable to non-controlling interest in joint venture	(77)	—	(77)	—
Net income attributable to common stockholders, net of amount allocated to participating securities	$7,743	$34,069	$61,986	$68,677
Denominator:
Weighted average common shares outstanding - basic	103,935	103,666	103,861	103,603
Dilutive effect of equity-based compensation awards	35	155	55	265
Weighted average common shares outstanding - diluted	103,970	103,821	103,916	103,868
Earnings per share:
Basic and diluted	$0.07	$0.33	$0.60	$0.66

All outstanding stock options were included in the computation of diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 due to their dilutive effect. The Common Units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income would also be added to derive net income attributable to common stockholders. We had unvested performance-based restricted stock awards of 755,991 shares for the three and nine months ended September 30, 2019 and 453,664 shares for the three and nine months ended September 30, 2018, which were excluded from the denominator of the diluted earnings per share as the awards had not achieved the requisite performance conditions for vesting at each period end.

NOTE 14 - SUBSEQUENT EVENTS

Hotel Property Acquisitions

Subsequent to quarter-end, we completed the acquisition of four hotel properties on October 8, 2019 for a total purchase price of $249.0 million through our joint venture as follows:

Date Acquired	Franchise/Brand	Location	Guestrooms
October 8, 2019	Hilton Garden Inn	San Francisco, CA	169
October 8, 2019	Hilton Garden Inn	San Jose (Milpitas), CA	161
October 8, 2019	Residence Inn by Marriott	Portland, OR	258
October 8, 2019	Residence Inn by Marriott	Portland (Hillsboro), OR	122
			710

Hotel Property Dispositions

In the fourth quarter of 2019, we expect to complete the sale of two hotel properties in Birmingham, AL for an aggregate sales price of $21.8 million. The sale of these properties is expected to result in the recognition of a gain of approximately $4.8 million.

Dividends

On November 1, 2019, our Board of Directors declared cash dividends of $0.18 per share of common stock, $0.403125 per share of 6.45% Series D Cumulative Redeemable Preferred Stock, and $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock. These dividends are payable November 29, 2019 to stockholders of record on November 15, 2019.

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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning primarily premium-branded, select-service hotels. At September 30, 2019, our portfolio consisted of 70 hotels with a total of 10,803 guestrooms located in 24 states. We own our hotels in fee simple, except for five hotels, four of which are subject to ground leases and one of which is subject to a PILOT (payment in lieu of taxes) lease. Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

Our hotels operate under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”) and InterContinental® Hotels Group (“IHG”).

We have elected to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011.  To qualify as a REIT, we cannot operate or manage our hotels.  Accordingly, all of our hotels are leased to our taxable REIT subsidiaries ("TRS entities").  All of our hotels are operated pursuant to hotel management agreements between our TRS entities and professional third-party hotel management companies that are not affiliated with us as follows:

Management Company	Number of Properties	Number of Guestrooms
Interstate Management Company, LLC and its affiliate Noble Management Group, LLC	27	4,018
OTO Development, LLC	12	1,696
Stonebridge Realty Advisors, Inc.	8	1,143
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	7	1,176
Select Hotels Group, LLC, an affiliate of Hyatt	5	807
White Lodging Services Corporation	4	791
American Liberty Hospitality, Inc.	2	372
Aimbridge Hospitality	2	199
Fillmore Hospitality	1	261
Intercontinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Crestline Hotels & Resorts, LLC	1	88
Total	70	10,803

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

The U.S. lodging industry has experienced a positive trend since emerging from the last downturn in 2009, though at a slower rate in recent periods.  According to the PricewaterhouseCoopers LLP industry report, "Hospitality Directions: August 2019," RevPAR growth in the U.S. for Upscale hotels is forecasted to decline by 0.4% for 2019. RevPAR growth in our industry and the Upscale market segment decelerated for fiscal year 2018 and RevPAR is expected to continue to decelerate in fiscal year 2019.

Our Hotel Property Portfolio

At September 30, 2019, our portfolio consisted of 70 hotels with a total of 10,803 guestrooms. According to current chain scales as defined by STR, Inc., two of our hotel properties with 280 guestrooms are categorized as Upper-upscale hotels, 58 of our hotel properties with 9,052 guestrooms are categorized as Upscale hotels and 10 of our hotel properties with 1,471 guestrooms are categorized as Upper-midscale hotels. Information about our hotel properties as of September 30, 2019 is as follows:

Franchise/Brand	Number of Hotel Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	15	2,761
Residence Inn by Marriott	9	1,256
SpringHill Suites by Marriott	5	761
AC Hotel by Marriott	1	255
Marriott	1	165
Fairfield Inn & Suites by Marriott	1	140
Four Points by Sheraton	1	101
Total Marriott	33	5,439
Hilton
Hampton Inn & Suites	7	986
Hilton Garden Inn	7	962
Homewood Suites	2	251
DoubleTree by Hilton	1	210
Total Hilton	17	2,409
Hyatt
Hyatt Place	13	1,908
Hyatt House	3	466
Total Hyatt	16	2,374
IHG
Holiday Inn Express & Suites	2	345
Staybridge Suites	1	121
Hotel Indigo	1	115
Total IHG	4	581
Total	70	10,803

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

Acquisitions

On August 6, 2019, we purchased the 88-guestroom Hampton Inn & Suites, in Silverthorne, CO for a purchase price of $25.5 million.

Asset Sales

On April 17, 2019, we completed the sale of six hotel properties as follows:

Franchise/Brand	Location	Guestrooms
SpringHill Suites	Minneapolis (Bloomington), MN	113
Hampton Inn & Suites	Minneapolis (Bloomington), MN	146
Residence Inn	Salt Lake City, UT	189
Hyatt Place	Dallas (Arlington), TX	127
Hampton Inn	Santa Barbara (Goleta), CA	101
Hampton Inn	Boston (Norwood), MA	139
Total		815

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

See “Note 3 - Investment in Hotel Properties, net” to the Condensed Consolidated Financial Statements for additional information concerning our asset acquisitions, development, and dispositions.

Results of Operations

The comparisons that follow should be reviewed in conjunction with the unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2019 with the Three Months Ended September 30, 2018

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the three months ended September 30, 2019 compared with the three months ended September 30, 2018 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned as of September 30, 2019 and that we have owned or leased at all times since January 1, 2018.

	For the Three Months Ended September 30,				Quarter-over-Quarter		Quarter-over-Quarter
	2019		2018		Dollar Change		Percentage/Basis Point Change
	Total Portfolio (70 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (77 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (70/77 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (70/77 hotels)		Same-Store Portfolio (67 hotels)
Revenues:
Room	$123,112	$117,392	$131,429	$117,497	$(8,317)	$(105)	(6.3)%		(0.1)%
Food and beverage	5,540	5,419	5,817	5,551	(277)	(132)	(4.8)%		(2.4)%
Other	5,033	4,960	5,094	4,921	(61)	39	(1.2)%		0.8%
Total	$133,685	$127,771	$142,340	$127,969	$(8,655)	$(198)	(6.1)%		(0.2)%

Expenses:
Room	$27,898	$26,617	$30,854	$27,030	$(2,956)	$(413)	(9.6)%		(1.5)%
Food and beverage	4,493	4,388	4,684	4,448	(191)	(60)	(4.1)%		(1.3)%
Other hotel operating expenses	38,913	37,517	40,437	36,002	(1,524)	1,515	(3.8)%		4.2%
Total	$71,304	$68,522	$75,975	$67,480	$(4,671)	$1,042	(6.1)%		1.5%

Operational Statistics:
Occupancy	80.1%	79.9%	79.1%	79.2%	n/a	n/a	101	bps	71	bps
ADR	$155.13	$153.59	$153.55	$155.14	$1.58	$(1.55)	1.0%		(1.0)%
RevPAR	$124.27	$122.73	$121.44	$122.85	$2.83	$(0.12)	2.3%		(0.1)%

Revenue. The $8.7 million decline in total portfolio revenues for the three months ended September 30, 2019 compared to the same period of 2018 is the result of a decline in revenues of $12.2 million related to properties sold after June 30, 2018 and a decrease in same-store revenues of $0.2 million, partially offset by incremental revenues of $3.7 million generated as a result of the acquisition of one hotel in 2018, the opening of another hotel in 2018, and the acquisition of one hotel in 2019 (the “2018/2019 Acquisitions”).

The 2.3% increase in RevPAR for the total portfolio for the three months ended September 30, 2019 compared to the same period of 2018 is the result of the purchase of higher RevPAR hotel properties with the 2018/2019 Acquisitions, which produced an aggregate RevPAR of $167.31 for the three months ended September 30, 2019, and the sale of lower RevPAR hotels since June 30, 2018, which produced an aggregate RevPAR of $109.91 for the three months ended September 30, 2018.

Expenses. The $4.7 million decrease in total portfolio expenses for the three months ended September 30, 2019 compared to the same period of 2018 is the result of a decline in expenses of $7.1 million related to properties sold after June 30, 2018, partially offset by incremental expenses of $1.4 million due to the 2018/2019 Acquisitions and an increase in same-store expenses of $1.0 million. The increase in same-store expenses for the three months ended September 30, 2019 compared to the same period of 2018 were primarily driven by a higher same-store occupancy, which increased variable operating costs.

Depreciation and amortization. Depreciation and amortization expenses decreased $1.7 million, or 7.0%, in the three months ended September 30, 2019, primarily due to a decline in depreciation expense related to properties sold after June 30, 2018, partially offset by incremental depreciation expense associated with the 2018/2019 Acquisitions.

Corporate, general and administrative. Corporate general and administrative expenses increased by $0.7 million, or 14.0%, during the three months ended September 30, 2019 compared with the three months ended September 30, 2018, primarily due to increases in employee compensation costs.

Gain on disposal of assets, net. Gain on disposal of assets, net decreased $24.9 million for the three months ended September 30, 2019 compared to the same period of 2018 due to the sale of four hotels during the three months ended September 30, 2018 for a net gain of $25.2 million.

Other income, net. Other income, net increased by $0.5 million during the three months ended September 30, 2019 compared with the three months ended September 30, 2018 primarily due to an increase in real estate loans that resulted in additional interest income during the three months ended September 30, 2019 of approximately $0.2 million.

Comparison of the Nine Months Ended September 30, 2019 with the Nine Months Ended September 30, 2018

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned as of September 30, 2019 and that we have owned or leased at all times since January 1, 2018.

	For the Nine Months Ended September 30,				Period-over-Period		Period-over-Period
	2019		2018		Dollar Change		Percentage/Basis Point Change
	Total Portfolio (70 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (77 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (70/77 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (70/77 hotels)		Same-Store Portfolio (67 hotels)
Revenues:
Room	$382,868	$358,651	$401,651	$353,611	$(18,783)	$5,040	(4.7)%		1.4%
Food and beverage	17,982	17,432	18,663	17,359	(681)	73	(3.6)%		0.4%
Other	14,717	14,374	14,447	13,786	270	588	1.9%		4.3%
Total	$415,567	$390,457	$434,761	$384,756	$(19,194)	$5,701	(4.4)%		1.5%

Expenses:
Room	$84,151	$78,022	$90,972	$78,553	$(6,821)	$(531)	(7.5)%		(0.7)%
Food and beverage	13,781	13,392	14,790	13,634	(1,009)	(242)	(6.8)%		(1.8)%
Other hotel operating expenses	118,132	111,139	121,473	106,360	(3,341)	4,779	(2.8)%		4.5%
Total	$216,064	$202,553	$227,235	$198,547	$(11,171)	$4,006	(4.9)%		2.0%

Occupancy	79.4%	79.3%	79.0%	79.0%	n/a	n/a	42	bps	30	bps
ADR	$159.62	$159.44	$154.22	$157.87	$5.40	$1.57	3.5%		1.0%
RevPAR	$126.70	$126.36	$121.77	$124.63	$4.93	$1.73	4.0%		1.4%

Revenue. The $19.2 million decline in total portfolio revenues for the nine months ended September 30, 2019 compared to the same period of 2018 is the result of a decline in revenues of $38.6 million related to properties sold after December 31, 2017, partially offset by incremental revenues of $13.7 million generated as a result of the 2018/2019 Acquisitions and an increase in same-store revenues of $5.7 million.

The 4.0% increase in RevPAR for the total portfolio for the nine months ended September 30, 2019 compared to the same period of 2018 is the result of an increase in same-store RevPAR of 1.4% and the purchase of higher RevPAR hotel properties with the 2018/2019 Acquisitions, which produced an aggregate RevPAR of $167.14 for the nine months ended September 30, 2019, and the sale of lower RevPAR hotels since December 31, 2017, which produced an aggregate RevPAR of $103.76 for the nine months ended September 30, 2018.

Expenses. The $11.2 million decrease in total portfolio expenses for the nine months ended September 30, 2019 compared to the same period of 2018 is the result of a decline in expenses of $20.8 million related to properties sold after December 31, 2017, partially offset by incremental expenses of $5.6 million due to the 2018/2019 Acquisitions and an increase in same-store expenses of $4.0 million. The increase in same-store expenses for the nine months ended September 30, 2019 compared to the same period of 2018 were primarily driven by an increase in labor related costs and an increase in franchise fees.

Depreciation and amortization. Depreciation and amortization expenses decreased $2.6 million, or 3.5%, in the nine months ended September 30, 2019, primarily due to a decline in depreciation expense related to properties sold after December 31, 2017, partially offset by incremental depreciation expense associated with the 2018/2019 Acquisitions.

Corporate, general and administrative. Corporate general and administrative expenses increased by $0.4 million, or 2.1%, during the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018, primarily due to increases in employee compensation costs.

Loss on impairment of assets. During the nine months ended September 30, 2019, the Company recorded an impairment charge of $1.7 million for the Hyatt Place - Chicago (Hoffman Estates) to reduce the net carrying amount of the property to its estimated net fair market value.

Gain on disposal of assets, net. Gain on disposal of assets, net decreased $2.5 million for the nine months ended September 30, 2019 compared to the same period of 2018 due to the sale of eight hotels during the nine months ended September 30, 2019 for a net gain of $40.8 million compared to the sale of eight hotels during the nine months ended September 30, 2018 for a net gain of $42.6 million.

Other income, net. Other income, net decreased by $2.3 million during the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 primarily due to a decline in net casualty recoveries of $2.0 million and an increase in debt transaction costs of $1.6 million, partially offset by an increase in in real estate loans that resulted in additional interest income during the nine months ended September 30, 2019 of approximately $0.7 million.

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

FFO and AFFO

As defined by Nareit, FFO represents net income or loss (computed in accordance with GAAP), excluding preferred dividends, gains (or losses) from sales of real property, impairment losses on real estate assets, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization related to real estate assets, and adjustments for unconsolidated partnerships, and joint ventures. AFFO represents FFO excluding amortization of deferred financing costs, franchise fees, equity-based compensation expense, debt transaction costs, premiums on redemption of preferred shares, losses from net casualties, non-cash lease expense, non-cash interest income and non-cash income tax related adjustments to our deferred tax assets. Unless otherwise indicated, we present FFO and AFFO applicable to our common shares and common units. We present FFO and AFFO because we consider FFO and AFFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and AFFO when reporting their results. FFO and AFFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and AFFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and AFFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our computation of

FFO differs slightly from the computation of Nareit-defined FFO related to the reporting of corporate depreciation and amortization expense. Our computation of FFO may also differ from the methodology for calculating FFO used by other equity REITs and, accordingly, may not be comparable to such other REITs. FFO and AFFO should not be considered as alternatives to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.  Where indicated in this Quarterly Report on Form 10-Q, FFO is based on our computation of FFO and not the computation of Nareit-defined FFO unless otherwise noted.

The following is a reconciliation of our GAAP net income to FFO and AFFO for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share/unit amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$11,626	$38,001	$73,595	$85,369
Preferred dividends	(3,710)	(3,710)	(11,128)	(12,962)
Premium on redemption of preferred stock	—	—	—	(3,277)
Income from non-controlling interest in joint venture	(77)	—	(77)	—
Net income applicable to common shares and common units	7,839	34,291	62,390	69,130
Real estate-related depreciation	23,098	24,828	72,200	74,786
Loss on impairment of assets	—	—	1,685	—
Loss (gain) on disposal of assets, net	31	(24,826)	(39,655)	(42,114)
Adjustments from non-controlling interest in consolidated joint venture	(65)	—	(65)	—
FFO applicable to common shares and common units	30,903	34,293	96,555	101,802
Amortization of lease-related intangible assets, net	34	255	105	617
Amortization of deferred financing costs	327	497	1,041	1,495
Amortization of franchise fees	104	113	317	355
Equity-based compensation	1,450	1,319	4,766	5,367
Debt transaction costs	12	48	1,847	265
Premium on redemption of preferred stock	—	—	—	3,277
Non-cash interest income	(694)	(517)	(1,713)	(1,528)
Non-cash lease expense, net	104	—	383	—
Casualty losses (recoveries), net	231	118	82	(1,950)
Adjustments from non-controlling interest in consolidated joint venture	(1)	—	(1)	—
AFFO applicable to common shares and common units	$32,470	$36,126	$103,382	$109,700
Weighted average diluted common shares/common units (1)	104,310	104,230	104,318	104,343
FFO per common share/common unit	$0.30	$0.33	$0.93	$0.98
AFFO per common share/common unit	$0.31	$0.35	$0.99	$1.05

(1)
Includes common units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the common units are redeemable for cash or, at our election, shares of our common stock.

AFFO applicable to common shares and common units decreased $3.7 million, or 10.1%, for the three months ended September 30, 2019 compared to the same period of 2018 due to the disposition of hotel properties and a decline in same-store operating income, partially offset by acquired higher RevPAR properties.

AFFO applicable to common shares and common units decreased $6.3 million, or 5.8%, for the nine months ended September 30, 2019 compared to the same period of 2018 due to the disposition of hotel properties, partially offset by an increase in revenues from same-store properties, net of hotel operating expenses, and acquired higher RevPAR properties.

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

The following is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$11,626	$38,001	$73,595	$85,369
Depreciation and amortization	23,202	24,941	72,517	75,141
Interest expense	9,450	10,848	30,068	30,579
Interest income	(78)	(92)	(218)	(161)
Income tax (benefit) expense	(24)	(532)	1,027	(120)
EBITDA	44,176	73,166	176,989	190,808
Loss on impairment of assets	—	—	1,685	—
Loss (gain) on disposal of assets, net	31	(24,826)	(39,655)	(42,114)
EBITDAre	44,207	48,340	139,019	148,694
Amortization of lease-related intangible assets, net	34	255	105	617
Equity-based compensation	1,450	1,319	4,766	5,367
Debt transaction costs	12	48	1,847	265
Non-cash interest income	(694)	(517)	(1,713)	(1,528)
Non-cash lease expense, net	104	—	383	—
Casualty losses (recoveries), net	231	118	82	(1,950)
Income from non-controlling interest in joint venture	(77)	—	(77)	—
Adjustments from non-controlling interest in consolidated joint venture	(66)	—	(66)	—
Adjusted EBITDAre	$45,201	$49,563	$144,346	$151,465

Adjusted EBITDAre decreased $4.4 million, or 8.8%, for the three months ended September 30, 2019 compared to the same period of 2018 due to the disposition of hotel properties and a decline in same-store operating income, partially offset by acquired higher RevPAR properties.

Adjusted EBITDAre decreased $7.1 million, or 4.7%, for the nine months ended September 30, 2019 compared to the same period of 2018 due to the disposition of hotel properties, partially offset by an increase in revenues from same-store properties, net of hotel operating expenses, and acquired higher RevPAR properties.

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

We expect to satisfy our liquidity requirements with cash provided by operations, working capital, short-term borrowings under our $400 Million Revolver, term debt, repayment of notes receivable, the strategic sale of hotels and the release of restricted cash upon satisfaction of the usage requirements. In addition, we may fund the purchase price of hotel acquisitions, hotel development costs, and cost of required capital improvements by borrowing under our $400 Million Revolver, assuming mortgage debt from the seller on acquired hotels, issuing securities (including common units issued by our Operating Partnership), contributions from joint venture partners, or incurring mortgage or other types of debt. Further, we may seek to meet our liquidity requirements by raising capital through public or private offerings of our equity or debt securities. However, certain factors may have an adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders, volatility in the equity and debt capital markets and other market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all. We believe that our cash provided by operations, working capital, borrowings available under our various credit facilities and other sources of funds available to us will be sufficient to meet our ongoing liquidity requirements for at least the next 12 months.

On April 24, 2019, we repaid a mortgage loan with Compass Bank totaling $21.9 million that was secured by three hotel properties using funds from the 2018 Unsecured Credit Facility. There was no prepayment penalty associated with the repayment of this loan. After repayment of the mortgage loan, the three hotels were added to the Company’s Unencumbered Properties.

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

We have provided mezzanine loans on four real estate development projects to fund up to an aggregate of $58.4 million for the development of four hotel properties. Three of the real estate development loans closed in the fourth quarter of 2017 and each has a stated interest rate of 8.0% and an initial term of approximately three years.  One of the real estate development loans closed in the third quarter of 2019 and has a stated interest rate of 9% and an initial term of 30 months. As of September 30, 2019, we have funded $36.3 million of our loan commitment.

Outstanding Indebtedness

Subsequent to quarter-end, at October 24, 2019, we had borrowed $295.0 million on our 2018 Unsecured Credit Facility, which included borrowings of $200.0 million on our $200 Million Term Loan and $95.0 million on our $400 Million Revolver. Additionally, we had $225.0 million outstanding on our 2017 Term Loan and $225.0 million outstanding on our 2018 Term Loan. Each of the credit facilities were supported by the 54 hotel properties included in the credit facility borrowing base.

Subsequent to quarter-end, at October 24, 2019, an affiliate of our consolidated joint venture had borrowed $140.0 million on its credit facility, which included borrowings of $75.0 million on its $75 million term loan and $65.0 million on its $125 million revolving line of credit. The credit facility was supported by the 5 hotel properties in the joint venture credit facility borrowing base.

At September 30, 2019, we have scheduled debt principal amortization payments during the next 12 months totaling $3.7 million and no debt maturities. Although we believe that we will have the capacity to pay these scheduled principal debt payments or that we will be able to fund them using draws under our $400 Million Revolver, there can be no assurances that our credit facility will be available to repay such amortizing debt as draws under our credit facility are subject to meeting certain financial covenants. At September 30, 2019, we were in compliance with all of our covenants under the 2018 Unsecured Credit Facility.

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

Subsequent to quarter-end, on October 8, 2019, Summit JV MR 1, LLC (the “Borrower”), as borrower, Summit Hospitality JV, LP (the “Parent”), as parent, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a $200 Million credit facility (the “Credit Facility”) with Bank of America, N.A., as administrative agent and sole initial lender, and BofA Securities, Inc., as sole lead arranger and sole bookrunner.

The Parent is the joint venture recently entered into among the Operating Partnership and an affiliate of GIC, Singapore’s sovereign wealth fund. Neither the Operating Partnership nor the Company are borrowers or guarantors of the Credit Facility. The Credit Facility is guaranteed by all of the Borrower’s existing and future subsidiaries, subject to certain exceptions.

The Credit Facility is comprised of a $125 million revolving credit facility (the “$125 Million Revolver”) and a $75 million term loan (the “$75 Million Term Loan”). The Credit Facility has an accordion feature which will allow us to increase the total commitments by up to $300 million, for aggregate potential borrowings of up to $500 million on the Credit Facility.

The $125 Million Revolver and the $75 Million Term Loan will mature on October 8, 2023. Each individually can be extended for a single consecutive twelve-month period at the Company’s option, subject to certain conditions.

See "Note 5 - Debt" to the Condensed Consolidated Financial Statements for additional information concerning our financial arrangements.

A summary of our gross debt at September 30, 2019 is as follows (dollars in thousands):

Lender	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Encumbered Properties		Principal Amount Outstanding
$600 Million Senior Unsecured Credit Facility
Deutsche Bank AG New York Branch
$400 Million Revolver	3.57% Variable	n/a	March 31, 2023	n/a		$40,000
$200 Million Term Loan	3.52% Variable	n/a	April 1, 2024	n/a		200,000
Total Senior Unsecured Credit Facility						240,000

Unsecured Term Loans
KeyBank National Association
Term Loan	3.62% Variable	n/a	November 25, 2022	n/a		225,000
KeyBank National Association
Term Loan	3.87% Variable	n/a	February 14, 2025	n/a		225,000

Secured Mortgage Indebtedness
MetaBank	4.44% Fixed	25	July 1, 2027	3		47,489
KeyBank National Association	4.46% Fixed	30	February 1, 2023	3		19,625
	4.52% Fixed	30	April 1, 2023	3		20,108
	4.30% Fixed	30	April 1, 2023	3		19,439
	4.95% Fixed	30	August 1, 2023	2		34,879
Bank of the Cascades	4.02% Variable	25	December 19, 2024	1	(1)	8,557
	4.30% Fixed	25	December 19, 2024	—	(1)	8,557
Total Mortgage Loans						158,654
Total Debt				15		$848,654

(1)	The Bank of Cascades mortgage loans are secured by the same collateral and cross-defaulted.

We are exposed to interest rate risk through our variable-rate debt. We manage this risk primarily by managing the amount, sources, and duration of our debt funding and through the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage our exposure to known or expected cash payments related to our variable-rate debt. During the nine months ended September 30, 2019, the fair value of our interest rate swaps declined $19.0 million due to a decline in short term interest rates and a continued flattening of the forward yield curve.  Each interest rate swap fixes the interest rates on portions of our variable interest rate unsecured indebtedness and converts LIBOR from a floating rate to average fixed rates ranging from 1.98% to 2.93%.

Capital Expenditures

During the nine months ended September 30, 2019, we funded $46.7 million in capital expenditures at our hotel properties.  We anticipate spending an estimated $57.5 million to $62.5 million on capital expenditures during fiscal year 2019. We expect to fund these expenditures through a combination of cash provided by operations, working capital, borrowings under our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flows

	For the Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Net cash provided by operating activities	$119,614	$128,960	$(9,346)
Net cash provided by (used in) investing activities	56,799	(44,391)	101,190
Net cash used in financing activities	(173,059)	(58,476)	(114,583)
Net change in cash, cash equivalents and restricted cash	$3,354	$26,093	$(22,739)

The decrease in net cash provided by operating activities of $9.3 million for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 primarily resulted from a decrease in net income, after adjusting for non-cash items, of $9.4 million due to net disposition activity and changes in net working capital of $0.1 million due to timing.

The increase in net cash from investing activities of $101.2 million for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 is primarily due to an increase in proceeds from asset dispositions of $40.4 million, a reduction in asset acquisitions of $38.7 million, a reduction in investments in hotel properties under development of $12.2 million and a reduction in the net funding of real estate loans of $10.1 million.

The increase in net cash used in financing activities of $114.6 million for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 is primarily due to a net paydown of the 2018 Unsecured Credit Facility during the nine months ended September 30, 2019 from the net proceeds from the sale of hotel properties, partially offset by capital contributions from the non-controlling interest in the joint venture of $13.8 million.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at September 30, 2019 (in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Debt obligations (1)	$848,654	$3,704	$8,235	$455,774	$380,941
Currently projected interest (2)	144,519	33,407	66,482	38,189	6,441
Lease obligations (3)	35,501	2,057	3,799	1,814	27,831
Purchase obligations (4)	12,635	12,635	—	—	—
Total	$1,041,309	$51,803	$78,516	$495,777	$415,213

(1)	Amounts shown include amortization of principal and debt maturities.

(2)	Interest payments on our variable rate debt have been estimated using the interest rates in effect at September 30, 2019, after giving effect to our interest rate swaps.

(3)	Amounts consist primarily of non-cancelable ground lease and corporate office lease obligations.

(4)	This amount represents purchase orders and executed contracts for development or renovation projects at our hotel properties.

Critical Accounting Policies

For critical accounting policies, see "Note 2 - Basis of Presentation and Significant Accounting Policies" to the Condensed Consolidated Financial Statements.

Cybersecurity

The hospitality industry and certain of the brands have experienced recent cybersecurity breaches. We manage cybersecurity risks with our brand and property management companies. An important part of our cybersecurity risk mitigation efforts includes maintaining cybersecurity insurance and indemnifications in our property management agreements. Our Board of Directors provides on-going oversight of management's approach to managing cybersecurity risks.

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

Our interest rate derivatives are based on USD-LIBOR. In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Company has contracts that are indexed to LIBOR and is monitoring and evaluating the related changes and risks. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any transition from LIBOR to another benchmark interest rate will result in a different calculation of our variable interest that is currently indexed to LIBOR. If adequate and reasonable means do not exist for ascertaining LIBOR and such circumstances are unlikely to be temporary, our loan agreements contain provisions for our lenders and us to jointly establish an alternative interest rate.

At September 30, 2019, we were party to four interest rate derivative agreements pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

Contract date	Effective Date	Expiration Date	Notional Amount
October 2, 2017	January 29, 2018	January 31, 2023	$100,000
October 2, 2017	January 29, 2018	January 31, 2023	100,000
June 11, 2018	September 28, 2018	September 30, 2024	75,000
June 11, 2018	December 31, 2018	December 31, 2025	125,000
			$400,000

At September 30, 2019, considering our interest rate derivative agreements that are currently effective, $550.1 million, or 64.8%, of our debt had fixed interest rates and $298.6 million, or 35.2%, had variable interest rates.  At December 31, 2018, after giving effect to our interest rate derivative agreements, $569.1 million, or 59.0%, of our debt had fixed interest rates and $395.9 million, or 41.0%, had variable interest rates. Taking into consideration our existing interest rate swaps, an increase in interest rates of 1.0% would decrease our cash flows by approximately $3.0 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At September 30, 2019, we have scheduled debt principal amortization payments during the next 12 months totaling $3.7 million and no debt maturities.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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
10.1
$200 Million Credit Agreement dated October 8, 2019 among Summit JV MR 1, LLC, as borrower, Summit Hospitality JV, LP, as parent, each party executing the credit facility documentation as a subsidiary guarantor, Bank of America, N.A., as administrative agent and sole initial lender, and BofA Securities, Inc., as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on October 15, 2019).

31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (1)
† - Filed herewith
†† - Furnished herewith
(1) - Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: November 5, 2019	By:	/s/ Jonathan P. Stanner
Jonathan P. Stanner Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)