Form 10-K
period 2019-12-31
Summit Hotel Properties, Inc.
filed 2020-02-25
CIK 1497645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(512) 538-2300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	INN	New York Stock Exchange
6.45% Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share	INN-PD	New York Stock Exchange
6.25% Series E Cumulative Redeemable Preferred Stock, par value $0.01 per share	INN-PE	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes  ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant’s as of June 30, 2019 was $1,183,107,411 based on the closing sale price of the registrant’s common stock on the New York Stock Exchange as of June 30, 2019.

As of February 18, 2020 the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 105,174,471.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A for its 2020 annual meeting of stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, are incorporated herein by reference into Part III, Items 10, 11, 12, 13 and 14.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2019
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

•	default by borrowers to which we lend or provide seller financing;

•	global, national, regional and local economic and geopolitical conditions;

•	levels of spending for business and leisure travel, as well as consumer confidence;

•	supply and demand factors in our markets or sub-markets;

•	the effect of alternative accommodations on our business;

•	adverse changes in, occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) and other hotel operating metrics;

•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

•	financial condition of, and our relationships with, third-party property managers and franchisors;

•	the degree and nature of our competition;

•	increased interest rates;

•	increased operating costs, including but not limited to labor costs;

•	increased renovation costs, which may cause actual renovation costs to exceed our current estimates;

•	changes in zoning laws;

•	increases in real property taxes that are significantly higher than our expectations;

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

•
the nature of our structure and transactions such that our federal and state taxes are complex and there is risk of successful challenges to our tax positions by the Internal Revenue Service (“IRS”) or other federal and state taxing authorities;

•
the recognition of taxable gains from the sale of hotel properties as a result of the inability to complete certain like-kind exchanges in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (the “IRC”);

•	availability of and our ability to retain qualified personnel;

•	our failure to maintain our qualification as a real estate investment trust (“REIT”) under the IRC;

•	changes in our business or investment strategy;

•	availability, terms and deployment of capital;

•	general volatility of the capital markets and the market price of our common stock;

•	environmental uncertainties and risks related to natural disasters;

•	the effect of infectious disease outbreaks, such as the Coronavirus;

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

•	the effect on our interest rates if LIBOR is replaced with a new benchmark or performs differently than in the past;

•	our ability to effectively manage our joint venture with our joint venture partner;

•	current and future changes to the IRC; and

•	the other factors discussed under the heading “Risk Factors” in this report.

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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning primarily premium-branded, select-service hotels. At December 31, 2019, our portfolio consisted of 72 hotels with a total of 11,288 guestrooms located in 23 states. We own our hotels in fee simple, except for four hotels which are subject to ground leases. As of December 31, 2019, we own 100% of the outstanding equity interests in 67 of 72 of our hotels. We own a 51% controlling interest in five hotels acquired in 2019 through a joint venture.

As of December 31, 2019, 92% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 97% were located within the top 100 MSAs and all of our hotel guestrooms operated under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”) and InterContinental® Hotels Group (“IHG”). Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, universities, and leisure attractions.

Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership, Summit Hotel OP, LP (the “Operating Partnership”). Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At December 31, 2019, we owned, directly and indirectly, approximately 99.8% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding Series D and Series E preferred units of limited partnership interest (“Preferred Units”). Pursuant to the Operating Partnership’s partnership agreement, we have full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership, including the ability to cause the Operating Partnership to enter into certain major transactions including acquisitions, dispositions and refinancings, to make distributions to partners and to cause changes in the Operating Partnership’s business activities.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011.  To qualify as a REIT, we cannot operate or manage our hotels.  Accordingly, all of our hotels are leased to our taxable REIT subsidiaries ("TRS lessees").  All of our hotels are operated pursuant to hotel management agreements between our TRS lessees and professional third-party hotel management companies that are not affiliated with us.  We have one reportable segment as defined by generally accepted accounting principles (“GAAP”). See "Item 8. – Financial Statements and Supplementary Data – Note 2 – Basis of Presentation and Significant Accounting Policies" to our Consolidated Financial Statements.

Our corporate offices are located at 13215 Bee Cave Parkway, Suite B-300, Austin, TX 78738.  Our telephone number is (512) 538-2300.  Our website is www.shpreit.com.  The information contained on, or accessible through, our website is not incorporated by reference into this report and should not be considered a part of this report.

Business Strategy

Our portfolio consists of premium-branded hotels in favorable locations with efficient operating models. Our approach to creating value includes the following:

•	Prudently allocating capital which includes, among other things, targeted capital investment and strategic transactions;

•
Evolving our portfolio by selling assets with lower operating margins, RevPAR growth opportunities or risk-adjusted return profiles and purchasing assets with higher operating margins, RevPAR growth opportunities or risk-adjusted return profiles; and

•	Intensive asset management.

The key elements of our strategy that we believe will allow us to create long-term value include the following:

Focus on Premium-Branded Hotels with Efficient Operating Models. We focus on hotels with efficient operating models that are primarily in the Upscale segment of the lodging industry, as defined by Smith Travel Research ("STR"). We believe that our focus on this segment provides us the opportunity to achieve strong, risk-adjusted returns across multiple lodging cycles for several reasons, including:

•
RevPAR Growth.  We believe that our hotels will continue to experience long-term demand growth based on the characteristics of our portfolio and current industry fundamentals and trends in the Upscale segment.

•
Stable Cash Flow Potential.  Our hotels are generally operated with fewer employees than full-service hotels that offer more amenities including more extensive food and beverage options, which we believe enables us to generate higher operating margins and cash flows with less volatility.

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

•
Enhanced Diversification and Lower Capital Requirements.  Premium-branded hotels with efficient operating models generally require less capital to acquire, build, or maintain on an absolute and a per-key basis, than hotels in the Upper-Upscale and Luxury segments of the industry. As a result, we can diversify our investment capital into ownership of a larger number of hotels than we could in more expensive segments.

Capitalize on Investments in Our Hotels.  We strongly believe in investing in our properties to enable them to be performance leaders in their respective markets.  Over the past three years, we have invested $163.1 million in capital improvements to our hotels. We believe these investments produce attractive returns, and we intend to continue to invest capital to upgrade our hotels with strategic renovations and brand-required hotel property improvement plans.

External Growth Through Acquisitions.  We intend to continue to grow through acquisitions of existing hotels either through wholly owned or joint venture opportunities using a disciplined approach, while maintaining a prudent capital structure. We generally target premium-branded hotels with efficient operating models that meet one or more of the following acquisition criteria:

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

•	located in markets with barriers to entry due to lengthy or challenging real estate entitlement processes or other factors;

•	can be acquired at a discount to replacement cost; and

•	provide an opportunity to add value through operating efficiencies, repositioning, renovating or rebranding.

Strategic Hotel Sales.  We strive to maximize our return on invested capital and we periodically review our hotels to determine if any significant changes to markets or our hotels have occurred or are anticipated to occur that would warrant the sale of a hotel or hotels.  We intend to continue to pursue a disciplined capital allocation strategy designed to maximize the value of our investments by selectively selling hotel properties that we believe are no longer consistent with our investment strategy or whose returns on invested capital appear to have been maximized. To the extent that we sell hotel properties, we may redeploy the capital into acquisition and capital investment opportunities that we believe have the potential to generate better risk-adjusted returns or repay outstanding indebtedness. We expect to generate these improvements with our proactive asset management approach and by investing in our hotels to enhance their quality and attractiveness, increase their long-term value and generate more favorable returns on our invested capital. Alternatively, we may redeploy our capital into the purchase of assets with a higher potential long-term return.

Selectively Develop Hotels.  We endeavor to identify attractive opportunities to selectively partner with experienced hotel developers to acquire, upon completion, newly constructed hotels that meet our acquisition criteria.  We will consider unique opportunities to develop hotels utilizing our own capital if and when circumstances warrant.

Selective Mezzanine Lending. We seek to identify select opportunities to provide mezzanine lending to developers, where we also have the opportunity to acquire the hotel at or after the completion of the development project.

Our Financing Strategy

We rely on cash generated through operations, working capital, borrowings under our $600 million senior unsecured credit and term loan facility (the "2018 Unsecured Credit Facility"), term debt, repayment of notes receivable, proceeds from the issuance of securities, the strategic sale of hotels, contributions from joint venture partners, and the release of restricted cash upon satisfaction of the usage requirements to finance our business.  While the ratio will vary from time to time, we generally intend to limit our ratio of net debt to Adjusted EBITDAre, which amount may be adjusted for non-cash and non-recurring items, to no more than 6.5x.  At December 31, 2019, our ratio of net debt to Adjusted EBITDAre was 5.3x. For purposes of calculating this ratio, we exclude preferred stock from indebtedness.

In July 2019, the Company entered into a joint venture with GIC, Singapore’s sovereign wealth fund, to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the joint venture and intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The joint venture intends to finance assets with an anticipated 50% overall leverage target. The Company earns fees for providing services to the joint venture and will have the potential to earn incentive fees based on the joint venture achieving certain return thresholds. As of December 31, 2019, the joint venture owns the five hotel properties acquired in 2019.

During 2019, we financed our long-term growth with borrowings under our 2018 Unsecured Credit Facility, term loans, contributions from joint venture partners, and proceeds from the strategic sale of hotels. Our debt includes, and may include in the future, debt secured by stock pledges, mortgage debt secured by hotels and unsecured debt.  As of December 31, 2019, we had $1,022.7 million in outstanding indebtedness, including $140.0 million under the Joint Venture Credit Facility (as defined in "Note 6 - Debt - Joint Venture Credit Facility" of our Consolidated Financial Statements).

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

For the income from our hotel operations to constitute “rents from real property” for purposes of the gross income tests required for REIT qualification, we cannot directly operate any of our hotel properties.  Accordingly, all of our hotels are leased to our TRS lessees. Summit Hotel TRS, Inc. is a “taxable REIT subsidiary,” which is a corporate subsidiary of a REIT that jointly elects with the REIT to be treated as a TRS and pays federal income tax at regular corporate rates on its taxable income. In addition, for the hotels owned in our joint venture, we have separate taxable REIT subsidiaries (collectively with Summit Hotel TRS, Inc., our "TRSs"). We will lease newly acquired hotels to our existing TRSs or additional TRSs in the future.  Our TRS lessees pay rent to us that will qualify as “rents from real property,” provided that the TRS lessees engage “eligible independent contractors” to manage our hotels.  All of our hotels are operated pursuant to hotel management agreements with professional third-party hotel management companies.  We believe each of the third-party managers qualifies as an “eligible independent contractor” under the IRC.

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

Employees

As of February 18, 2020, we employ 59 full-time employees. The staff at our hotels are employed by our professional third-party hotel managers.

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

Our business strategy includes achieving continued revenue and cash flow growth from anticipated improvement in demand for hotel guestrooms driven by long-term economic growth. We, however, cannot provide any assurances that demand for hotel guestrooms will increase from current levels or continue to exceed the growth of new supply, or the time or extent of any demand growth that we do experience. If demand does not continue to increase as the economy grows, or if there is a slowdown in the general economy resulting in weakening demand, our operating results and growth prospects could be adversely affected. As a result, any slowdown in economic growth or an economic downturn could adversely affect our future results of operations and our growth prospects.

Our expenses may not decrease if our revenue decreases.

Many of the expenses associated with owning and operating hotels, such as debt service payments, property taxes, insurance, utilities, and certain employee compensation costs are relatively fixed. They do not necessarily decrease directly with a reduction in revenue at the hotels and may be subject to increases that are not related to the performance of our hotels or the increase in the rate of inflation. Also, as of December 31, 2019, four of our hotels are subject to third-party ground leases which generally require periodic increases in rent payments. Our ability to pay these rents could be adversely affected if our hotel revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases.

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

To qualify as a REIT, we cannot operate or manage our hotels.  Accordingly, all of our hotels are leased to TRS lessees of our TRSs.  All of our hotels are operated pursuant to hotel management agreements with independent hotel management companies, each of which must qualify as an “eligible independent contractor” to operate our hotels. As a result, our financial position, results of operations and our ability to service debt and make distributions to stockholders are dependent on the ability of our hotel management companies to operate our hotels successfully. Any failure of our hotel management companies to provide quality services and amenities or maintain a quality brand name and reputation could have a negative effect on their ability to operate our hotels and could have a material adverse effect on our financial position, results of operations and cash flows.

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

As of December 31, 2019, Aimbridge Hospitality (“Aimbridge”) or its affiliates managed 30 of our 72 hotels.  Thus, a substantial portion of our revenues is generated by hotels managed by Aimbridge, which acquired one of our other property managers, Interstate Hotels and Resorts, Inc., in 2019.  This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more evenly diversified among several hotel management companies. Any adverse developments in Aimbridge's business, financial strength or ability to operate our hotels efficiently and effectively could have a material adverse effect on our results of operations. We cannot provide assurance that Aimbridge will satisfy its obligations to us or effectively and efficiently operate our hotel properties. The failure or inability of Aimbridge to satisfy its obligations to us or effectively and efficiently operate our hotel properties could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

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

Our hotels operate under franchise agreements, and the maintenance of franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. We expect that franchisors will periodically inspect our hotels to ensure that we, our TRSs and our hotel management companies maintain our franchisors’ standards. Failure by us, our TRSs or our hotel management companies to maintain these standards or other terms and conditions could result in a franchise license being terminated. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we could also be liable to the franchisor for a termination payment, which varies by franchisor and by hotel. As a condition of our continued holding of a franchise license, a franchisor could also require us to make capital improvements to our hotels, even if we do not believe the improvements are necessary or desirable or would result in an acceptable return on our investment.

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

We expect to continue to rely on external sources of capital, including debt and equity financing, and contributions from joint venture partners related to joint venture activities, to fund future capital needs. Part of our strategy involves the use of additional debt financing to supplement our equity capital which may include our unsecured credit and term loan facilities, mortgage financing and other unsecured financing. Our ability to effectively implement and accomplish our business strategy will be affected by our ability to obtain and use additional leverage in sufficient amounts and on favorable terms. However, the capital environment is often characterized by extended periods of limited availability of both debt and equity financing, increasing financing costs, stringent credit terms and significant volatility. We may not be able to secure first mortgage financing or increase the availability under, extend the maturity of or refinance our unsecured credit and term loan facility.  If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business, or to meet our obligations and commitments as they mature. Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions and the market price of the shares of our common stock. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable to access the capital markets on a timely basis or on favorable terms.

We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future.

We have a significant amount of debt.  In the future, we may incur additional indebtedness to finance future hotel acquisitions, capital improvements and development activities and other general corporate purposes. In addition, there are no restrictions in our charter or bylaws that limit the amount or percentage of indebtedness that we may incur or restrict the form in which our indebtedness will be incurred (including recourse or non-recourse debt or cross-collateralized debt).

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

Generally, our mortgage debt carries maturity dates or call dates such that the loans become due prior to their full amortization.  It may be difficult to refinance or extend the maturity of such loans on terms acceptable to us, or at all, and we may not have sufficient borrowing capacity on our 2018 Unsecured Credit Facility to repay any amounts that we are unable to refinance.  Although we believe that we will be able to refinance or extend the maturity of these loans, or will have the capacity to repay them, if necessary, using draws under our 2018 Unsecured Credit Facility, there can be no assurance that our 2018 Unsecured Credit Facility will be available to repay such maturing debt, as draws under our 2018 Unsecured Credit Facility are subject to limitations based upon our unencumbered assets and certain financial covenants.

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

Except for the borrowings under our unsecured credit and term loan facilities, all of our other long-term debt existing as of December 31, 2019 is secured by mortgages on our hotel properties and related assets. Incurring mortgages and other secured debt obligations increases our risk of property losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the hotels securing such loans. For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the IRC. We may assume or incur new mortgage indebtedness on the hotels in our portfolio or hotels that we acquire in the future. Any default under any one of our mortgage debt obligations may increase the risk of our default on our other indebtedness.

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

An increase in interest rates would increase our interest costs on our variable rate debt and could have broader effects on the cost of capital for real estate companies and real estate asset values.

With respect to our existing and future variable-rate debt, an increase in interest rates would increase our interest payments and reduce our cash flow available for other general corporate purposes, including funding of working capital, capital improvements to our hotels, acquisitions of additional hotels, or dividends, among other things. In addition, rising interest rates could limit our ability to refinance existing debt when it matures and increase interest costs on any debt that is refinanced. Further, an increase in interest rates could increase the cost of capital for real estate assets which, in turn, could have a negative effect on real estate asset values generally, and our hotel properties specifically.

In addition, certain of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. As a result of this activity, LIBOR may be replaced with a new benchmark or perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

See “Item 7A. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Qualitative and Quantitative Effects of Market Risk.”

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

We hedge our interest rate exposure to manage our exposure to interest rate volatility, however, such arrangements may adversely affect us.

We have entered into four interest rate swaps having an aggregate notional amount of $400.0 million at December 31, 2019, to hedge against interest rate increases on certain of our outstanding variable-rate indebtedness. In the future, we may manage our exposure to interest rate volatility by using hedging arrangements, such as interest rate swaps, caps, and collars. Hedging arrangements involve the risk that the arrangement may fail to protect or adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•
the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to collect, sell, or assign our side of the hedging transaction; and

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

As a result of any of the foregoing, our hedging transactions, which are intended to limit losses and exposure to interest rate volatility, could adversely affect our financial position, results of operations, and cash flows or the market price of our stock. At December 31, 2019, our interest rate swaps were in a liability position totaling $16.2 million (see "Note 8 - Derivative Financial Instruments and Hedging").

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts and expertise of our management team to manage our day-to-day operations and strategic business activities.  The loss of services from any of the members of our management team, and our inability to find suitable replacements on a timely basis, could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or services provided to guests at our hotels, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

We and our third-party managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and customer information. These systems require the collection and retention of large volumes of hotel guests’ personally identifiable information, including credit card numbers. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as personally identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Cyber criminals may be able to penetrate our network security, or the network security of our third-party managers and franchisors, and misappropriate or compromise our confidential information or that of our hotel guests, create system disruptions or cause the shutdown of our hotels. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our computer systems, or the computer systems operated by our third-party managers and franchisors, or otherwise exploit any security vulnerabilities of our respective networks. In addition, sophisticated hardware and operating system software and applications that we and our third-party managers or franchisors may procure from outside companies may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with our internal operations or the operations at our hotels. The costs to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential business at our hotels. Many of the information systems and networks used to operate our hotel properties are managed by our third-party property managers or franchisors and are not under our control. Any compromise of the function, security and availability of the information networks managed by our third-party property managers or franchisors could result in disruptions to operations, delayed sales or bookings, lost guest reservations, increased costs and lower margins. Any of these events could adversely affect our financial results, stock price and reputation, result in misstated financial reports and subject us to potential litigation and liability.

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

Although we work with our third-party property managers and franchisors to protect the security of our information systems, and the data maintained in these systems, there can be no assurance that the security measures we have taken will prevent failures, inadequacies or interruptions in system services, or that system security will not be breached through physical or electronic break-ins, computer viruses or attacks by hackers. The increased level of sophistication and volume of attacks in recent years make it more difficult to predict the effect of a future breach. In addition, we rely on the security systems of our third-party managers and franchisors to protect proprietary and customer information from these threats.

All of our third-party property managers carry cyber insurance policies to protect and offset a portion of potential costs that may be incurred from a security breach. Additionally, we currently have cyber insurance policies to provide supplemental coverage above the coverage carried by our third-party managers. Despite various precautionary steps to protect our hotels from losses resulting from cyber-attacks, any occurrence of a cyber-attack could still result in losses at our properties, which could affect our results of operations. To date, we are not currently aware of any cyber incidents that we believe to be material or that could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

In July 2019, the Company entered into a joint venture with GIC, Singapore’s sovereign wealth fund, to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the joint venture and intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. Certain transactions, including, but not limited to, asset acquisitions, hotel dispositions, and venture financing, require the approval of all parties. The Company earns fees for providing services to the joint venture and will have the potential to earn incentive fees based on the joint venture achieving certain return thresholds. As of December 31, 2019, the joint venture owns the five hotel properties acquired in 2019.

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

The outbreak of the Coronavirus or an outbreak of other highly infectious or contagious diseases, could adversely affect the number of guests visiting our hotel properties and disrupt our operations, resulting in a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business is sensitive to the willingness and ability of our customers to travel. The outbreak of the Coronavirus or an outbreak of other highly infectious or contagious diseases may result in decreases in travel to and from, and economic activity in, areas in which we operate, and may adversely affect the number of guests that visit our hotel properties. The spread of highly infectious or contagious diseases could cause severe disruptions in air and other forms of travel that reduce the number of guests visiting our hotel properties. This could disrupt our operations and if the global response to contain the Coronavirus escalates or is unsuccessful, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows. Management cannot predict the extent to which disruptions in travel as a result of infectious disease outbreaks, such as the Coronavirus, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to the Lodging Industry

Economic conditions may adversely affect the lodging industry.

The performance of the lodging industry has historically been directly correlated to the performance of the general economy and, specifically, growth in U.S. gross domestic product (“GDP”). The lodging industry is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenue and profitability of our assets and therefore the net operating profits of our investments. Economic weakness could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

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

Hotels have different economic characteristics than many other real estate assets. A typical office property owner, for example, has long-term leases with third-party tenants, which provide a relatively stable long-term stream of revenue. By contrast, our hotels are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	relatively short-duration occupancies;

•	dependence on business and commercial travelers and tourism;

•	over-building of hotels in our markets, which could adversely affect occupancy and revenue at the hotels we acquire;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs, including increased real estate and personal property taxes, due to inflation and other factors that may not be offset by increased guestroom rates;

•	potential increases in labor costs at our hotels, including as a result of unionization of the labor force, and increasing health care insurance expense;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international, national, regional and local economic and market conditions; and

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

•
civil unrest, acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses, and acts of war, terrorism or environmental uncertainties, such as the effect of the Coronavirus or outbreak of other significant diseases.

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

We own approximately 99.8% of the Common Units in the Operating Partnership, all of the issued and outstanding 6.45% Series D Cumulative Redeemable Preferred Units of the Operating Partnership (“Series D Preferred Units”), and all of the issued and outstanding 6.25% Series E Cumulative Redeemable Preferred Units of the Operating Partnership ("Series E Preferred Units"). We refer to the Series D Preferred Units and Series E Preferred Units collectively as Preferred Units.  Any future issuances by our Operating Partnership of additional Common Units or Preferred Units could reduce our ownership percentage in our Operating Partnership. Because our common stockholders do not directly own any Common Units or Preferred Units, they will not have any voting rights with respect to any such issuances or other partnership-level activities of the Operating Partnership.

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

Our common stock trades on the NYSE under the symbol “INN,” our 6.45% Series D Cumulative Redeemable Preferred Stock trades on the NYSE under the symbol “INN-PD,” and our 6.25% Series E Cumulative Redeemable Preferred Stock trades on the NYSE under the symbol "INN-PE." In order for our securities to remain listed, we are required to meet the continued listing requirements of the NYSE or, in the alternative, any other nationally-recognized exchange to which we apply. We may be unable to satisfy those listing requirements, and there is no guarantee our securities will remain listed on a nationally-recognized exchange. If our securities are delisted from the NYSE or another nationally-recognized exchange, we could face significant material adverse consequences, including:

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

Subject to the preferential rights of the holders of our Series D and Series E preferred stock and any other class or series of our stock that are senior to our common stock with respect to distribution rights, we intend to make quarterly distributions to holders of our common stock. Distributions declared by us will be authorized by our board of directors in its sole discretion out of funds legally available for distribution and will depend upon a number of factors, including restrictions under applicable law and the capital requirements of our company. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, the requirements for qualification as a REIT, restrictions under applicable law and other factors as our board of directors may deem relevant from time to time. We may be required to fund distributions from working capital, borrowings under our 2018 Unsecured Credit Facility, proceeds of future stock offerings or a sale of assets to the extent distributions exceed earnings or cash flows from operations. Funding distributions from working capital would restrict our operations. If we borrow from our 2018 Unsecured Credit Facility to pay distributions, we would be more limited in our ability to execute our strategy of using our 2018 Unsecured Credit Facility to fund acquisitions or capital expenditures. Finally, selling assets may require us to dispose of assets at a time or in a manner that is not consistent with our disposition strategy. If we borrow to fund distributions, our leverage ratios and future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. We may not be able to make distributions in the future. In addition, some of our distributions may be considered a return of capital for income tax purposes. If we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.

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

Other factors that could affect the market price of our stock include the following:

•	actual or anticipated variations in our quarterly results of operations;

•	increases in interest rates;

•	changes in market valuations of companies in the lodging industry;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	our issuances of common stock, preferred stock, or other securities in the future;

•	the inclusion of our common stock and preferred stock in equity indices, which could induce additional purchases;

•	the exclusion of our common stock and preferred stock from equity indices;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances;

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

Sales of substantial amounts of shares of our common stock or preferred stock in the public market, or upon exchange of Common Units or exercise of any equity awards, or the perception that such sales might occur, could adversely affect the market price of our common stock and preferred stock. As of February 18, 2020, a total of 204,065 Common Units are redeemable and could be converted into shares of our common stock and sold into the public market. The exchange of Common Units for common stock, the vesting of any equity-based awards granted to certain directors, executive officers and other employees under the 2011 Equity Incentive Plan which was amended and restated effective June 15, 2015 (as amended and restated, the “Equity Plan”), the issuance of our common stock or Common Units in connection with hotel, portfolio or business acquisitions and other issuances of our common stock or Common Units could have an adverse effect on the market price of the shares of our common stock.

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

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates (at a rate of 21%);

•	we could be subject to increased state and local taxes; and

•	unless we are entitled to relief under certain federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

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

Our TRSs are subject to federal, state and local income tax on their taxable income, which typically consists of the revenue from the hotels leased by our TRS lessees, net of the operating expenses for such hotels and rent payments to us and, in the case of any hotel that is owned by a wholly-owned subsidiary of our TRSs, the revenue from that hotel, net of the operating expenses. In certain circumstances, the ability of our TRSs to deduct interest expense or utilize net operating loss carryforwards for federal income tax purposes may be limited. Accordingly, although our ownership of our TRSs allows us to participate in the operating income from our hotels in addition to receiving rent, that operating income will be fully subject to income tax. The after-tax net income of our TRSs is available for distribution to us.

Our TRS lessee structure subjects us to the risk of increased hotel operating expenses.

Our leases with our TRS lessees require our TRS lessees to pay us rent based in part on revenue from our hotels. Our operating risks include decreases in hotel revenue and increases in hotel operating expenses, including but not limited to increases in wage and benefit costs, repair and maintenance expenses, energy costs and other operating expenses, which would adversely affect our TRSs’ ability to pay us rent due under the leases. Increases in these operating expenses could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

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

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are managed by an “eligible independent contractor” and certain other requirements are satisfied. We lease all of our hotels to our TRS lessees. All of our hotels are operated pursuant to hotel management agreements with Aimbridge and other hotel management companies, each of which we believe qualifies as an “eligible independent contractor.”  Among other requirements, to qualify as an eligible independent contractor, the hotel manager must not own, directly or through its stockholders, more than 35% of our outstanding shares, and no person or group of persons can own more than 35% of our outstanding shares and the shares (or ownership interest) of the hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our shares by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.

In addition, for a hotel management company to qualify as an eligible independent contractor, such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined below) for one or more persons not related to the REIT or its TRS at each time that such company enters into a hotel management contract with a TRS or its TRS lessee. As of the date hereof, we believe each of our hotel management companies operates qualified lodging facilities for certain persons who are not related to us or our TRSs. However, no assurances can be provided that our hotel management companies or any other hotel managers that we may engage in the future will in fact comply with this requirement. Failure to comply with this requirement would require us to find other managers for future contracts and if we hired a management company without knowledge of the failure, it could jeopardize our status as a REIT.

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

Our ownership of our TRSs are subject to limitations and our transactions with our TRSs could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the IRC limits the deductibility of interest paid or accrued by a TRS to its parent REIT to provide assurance that the TRS is subject to an appropriate level of corporate taxation. The IRC also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. The 100% tax would apply, for example, to the extent that we were found to have charged our TRS lessees rent in excess of an arm’s-length rent.  We monitor the value of our investment in our TRSs for the purpose of ensuring compliance with TRS ownership limitations and structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% TRS limitations or to avoid application of the 100% excise tax.

If any subsidiary REIT failed to qualify as a REIT, we could be subject to higher taxes and could fail to remain qualified as a REIT.

We own and may in the future own interests in entities that have elected to be taxed as a REIT under the U.S. federal income tax laws (each, a “subsidiary REIT”). A subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If any of our subsidiary REITs were to fail to qualify as a REIT, then (i) such subsidiary REIT would become subject to U.S. federal income tax and (ii) our ownership of shares in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If any subsidiary REIT was to fail to qualify as a REIT, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. We may make “protective” TRS elections with respect to our subsidiary REITs and may implement other protective arrangements intended to avoid such an outcome if a subsidiary REIT was not to qualify as a REIT, but there can be no assurance that such “protective” election and other arrangements will be effective to avoid the resulting adverse consequences to us. Moreover, even if the “protective” TRS election was to be effective in the event of the failure of our subsidiary REIT to maintain its qualification as a REIT, such subsidiary REIT would be subject to federal income tax and we cannot assure you that we would not fail to satisfy the requirement that not more than 20 percent of the value of our total assets may be represented by the securities of one or more TRSs. In this event, we would fail to qualify as a REIT unless we or such subsidiary REIT could avail ourselves or itself of certain relief provisions.

We may be subject to adverse legislative or regulatory tax changes.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation and we could experience a reduction in the price of our stock. We cannot predict the long-term effect of any recent changes or any future law changes on REITs and their stockholders.

Stockholders may be restricted from acquiring or transferring certain amounts of our stock.

The stock ownership restrictions of the IRC for REITs and the 9.8% stock ownership limit in our charter may inhibit market activity in our capital stock and restrict our business combination opportunities.

To qualify as a REIT for each taxable year, five or fewer individuals, as defined in the IRC, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the IRC determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year for each taxable year. To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.        Properties.

Our Portfolio

A list of our hotel properties as of December 31, 2019 is included in the table below.  According to current chain scales as defined by STR, as of December 31, 2019, two of our hotel properties with a total of 280 guestrooms are categorized as Upper-upscale hotels, 60 of our hotel properties with a total of 9,537 guestrooms are categorized as Upscale hotels and 10 of our hotel properties with a total of 1,471 guestrooms are categorized as Upper-midscale hotels.  Hotel information for the year ended December 31, 2019 is as follows:

Franchise/Brand	Location	Number of Guestrooms
Marriott
AC Hotel by Marriott(1)	Atlanta, GA	255
Courtyard by Marriott(1)	Indianapolis, IN	297
Courtyard by Marriott(1)	Fort Lauderdale, FL	261
Courtyard by Marriott(1)	Nashville, TN	226
Courtyard by Marriott(1)	New Haven, CT	207
Courtyard by Marriott(1)	Fort Worth, TX	203
Courtyard by Marriott(1)	New Orleans (Convention), LA	202
Courtyard by Marriott(1)	Pittsburgh, PA	183
Courtyard by Marriott(1)	Charlotte, NC	181
Courtyard by Marriott(1)	Atlanta (Decatur), GA	179
Courtyard by Marriott(1)	Phoenix (Scottsdale), AZ	153
Courtyard by Marriott(1)	New Orleans (Metairie), LA	153
Courtyard by Marriott(1)	Atlanta (Downtown), GA	150
Courtyard by Marriott(1)	New Orleans (French Quarter), LA	140
Courtyard by Marriott(1)	Kansas City, MO	123
Courtyard by Marriott(1)	Dallas (Arlington), TX	103
Fairfield Inn & Suites by Marriott(2)	Louisville, KY	140
Four Points by Sheraton(2)	San Francisco, CA	101
Marriott(1)	Boulder, CO	165
Residence Inn by Marriott(4)	Portland (Downtown), OR	258
Residence Inn by Marriott(1)	Baltimore (Downtown), MD	189
Residence Inn by Marriott(1)	Cleveland, OH	175
Residence Inn by Marriott(1)	Atlanta, GA	160
Residence Inn by Marriott(1)	Boston (Watertown), MA	150
Residence Inn by Marriott(1)	Baltimore (Hunt Valley), MD	141
Residence Inn by Marriott(2)(3)	Portland (Portland Airport at Cascade Station), OR	124
Residence Inn by Marriott(4)	Portland (Hillsboro), OR	122
Residence Inn by Marriott(1)	New Orleans (Metairie), LA	120
Residence Inn by Marriott(1)	Branchburg, NJ	101
Residence Inn by Marriott(1)	Dallas (Arlington), TX	96
SpringHill Suites by Marriott(1)	New Orleans, LA	208
SpringHill Suites by Marriott(2)	Louisville, KY	198
SpringHill Suites by Marriott(1)	Indianapolis, IN	156
SpringHill Suites by Marriott(1)	Phoenix (Scottsdale), AZ	121
SpringHill Suites by Marriott(1)	Nashville, TN	78
Total Marriott (35 hotel properties)		5,819

Franchise/Brand	Location	Number of Guestrooms
Hilton
DoubleTree(1)	San Francisco, CA	210
Hampton Inn & Suites(2)	Minneapolis, MN	211
Hampton Inn & Suites(1)(3)	Austin, TX	209
Hampton Inn & Suites(1)	Tampa (Ybor City), FL	138
Hampton Inn & Suites(1)	Baltimore, MD	116
Hampton Inn & Suites(1)	Ventura (Camarillo), CA	116
Hampton Inn & Suites(1)	San Diego (Poway), CA	108
Hampton Inn & Suites(4)	Silverthorne, CO	88
Hilton Garden Inn(1)	Houston (Energy Corridor), TX	190
Hilton Garden Inn(1)(3)	Houston (Galleria), TX	182
Hilton Garden Inn(4)	San Francisco, CA	169
Hilton Garden Inn(4)	San Jose (Milpitas), CA	161
Hilton Garden Inn(1)	Boston (Waltham), MA	148
Hilton Garden Inn(1)	Greenville, SC	120
Hilton Garden Inn(1)	Minneapolis (Eden Prairie), MN	97
Homewood Suites(1)	Aliso Viejo (Laguna Beach), CA	129
Homewood Suites(1)	Tucson, AZ	122
Total Hilton (17 hotel properties)		2,514
Hyatt
Hyatt House(1)	Orlando, FL	168
Hyatt House(1)	Miami, FL	163
Hyatt House(2)	Denver (Englewood), CO	135
Hyatt Place(1)	Minneapolis, MN	213
Hyatt Place(1)	Chicago (Downtown), IL	206
Hyatt Place(2)	Phoenix (Mesa), AZ	152
Hyatt Place(2)	Chicago (Lombard), IL	151
Hyatt Place(2)	Orlando (Convention), FL	150
Hyatt Place(2)	Orlando (Universal), FL	150
Hyatt Place(1)(3)	Portland, OR	136
Hyatt Place(2)	Denver (Lone Tree), CO	127
Hyatt Place(2)	Phoenix (Scottsdale), AZ	126
Hyatt Place(2)	Denver (Englewood), CO	126
Hyatt Place(2)	Chicago (Hoffman Estates), IL	126
Hyatt Place(2)	Baltimore (Owing Mills), MD	123
Hyatt Place(1)	Long Island (Garden City), NY	122
Total Hyatt (16 hotel properties)		2,374
IHG
Holiday Inn Express & Suites(1)	San Francisco, CA	252
Holiday Inn Express & Suites(1)	Minneapolis (Minnetonka), MN	93
Hotel Indigo(1)	Asheville, NC	115
Staybridge Suites(1)	Denver (Glendale), CO	121
Total IHG (4 hotel properties)		581
Total Portfolio (72 hotel properties)		11,288

(1)	These hotel properties are unencumbered or included in our borrowing base for our unsecured credit and term loan facilities at December 31, 2019.

(2)
These hotel properties are subject to mortgage debt at December 31, 2019.  For additional information concerning our mortgage debt and lenders, see "Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outstanding Indebtedness,” and "Note 6-Debt,” to our Consolidated Financial Statements included under "Item 8. — Financial Statements and Supplementary Data.”

(3)	These hotel properties are subject to ground leases as described below in “Our Hotel Operating Agreements — Ground Leases.”

(4)	We own a 51% controlling interest in these hotel properties through a consolidated joint venture. These hotel properties are included in the borrowing base for the joint venture's credit facility.

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

Our Hotel Operating Agreements

Ground Leases

At December 31, 2019, four of our hotel properties are subject to ground lease agreements that cover all of the land underlying the respective hotel property.

•
The Residence Inn by Marriott located in Portland (Cascade Station), OR is subject to a ground lease with an initial lease termination date of June 30, 2084 with one option to extend for an additional 14 years. Ground rent for the initial lease term was prepaid in full at the time we acquired the leasehold interest. If the option to extend is exercised, monthly ground rent will be charged based on a formula established in the ground lease.

•
The Hyatt Place located in Portland (Portland Airport/Cascade Station), OR is subject to a ground lease with a lease termination date of June 30, 2084 with one option to extend for an additional 14 years. Ground rent for the initial lease term was prepaid in full at the time we acquired the leasehold interest. If the option to extend is exercised, monthly ground rent will be charged based on a formula established in the ground lease.

•
The Hampton Inn & Suites located in Austin (Downtown/Convention Center), TX is subject to a ground lease with an initial lease termination date of May 31, 2050. Annual ground rent currently is estimated to be $0.5 million for 2020 including performance based incentive rent.  Annual rent is increased every five years with the next adjustment coming in 2020.

•
The Hilton Garden Inn located in Houston (Galleria), TX is subject to a ground lease with an initial lease termination date of April 20, 2053 with one option to extend for an additional 10 years. Annual ground rent currently is estimated to be $0.5 million for 2020 including performance based incentive rent.  Annual rent is increased every five years with the next adjustment coming in 2023.

These ground leases generally require us to make rental payments and payments for our share of charges, costs, expenses, assessments and liabilities, including real property taxes and utilities.  Furthermore, these ground leases generally require us to obtain and maintain insurance covering the subject property.

On January 31, 2019, we exercised our option pursuant to a ground lease agreement to purchase the land upon which our Residence Inn by Marriott in Baltimore (Hunt Valley), MD is located for $4.2 million, which resulted in the termination of obligations under the ground lease. As a result, the hotel is no longer subject to a ground lease.

On December 4, 2019, we exercised our right to acquire a fee simple interest in the land upon which our Hyatt Place in Garden City, NY is located for nominal consideration. As a result, the hotel is no longer subject to a PILOT (payment in lieu of taxes) lease with the Town of Hempstead Industrial Development Authority.

Franchise Agreements

At December 31, 2019, all of our hotel properties operate under franchise agreements, or similar agreements, that allow for access to reservation systems, with Marriott, Hilton, Hyatt, or IHG. We believe that the public’s perception of the quality associated with a branded hotel is an important feature in its attractiveness to guests. Franchisors provide a variety of benefits to franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, loyalty programs, training of personnel and maintenance of operational quality at hotels across the brand system.

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

Hotel Management Agreements

At December 31, 2019, all of our hotel properties are operated pursuant to hotel management agreements with professional third-party hotel management companies as follows:

Management Company	Number of Properties	Number of Guestrooms
Affiliates of Aimbridge Hospitality, including Interstate Management Company, LLC (1)	30	4,533
OTO Development, LLC	12	1,696
Stonebridge Realty Advisors, Inc. and affiliates	9	1,312
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	7	1,176
Select Hotels Group, LLC, an affiliate of Hyatt	5	807
White Lodging Services Corporation	4	791
American Liberty Hospitality, Inc.	2	372
Fillmore Hospitality	1	261
InterContinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Crestline Hotels & Resorts, LLC	1	88
Total	72	11,288

(1) On October 25, 2019, Aimbridge Hospitality announced that it had completed a merger with Interstate Hotels and Resorts.

Our typical hotel management agreement requires us to pay a base fee to our hotel manager calculated as a percentage of hotel revenues.  In addition, our hotel management agreements generally provide that the hotel manager can earn an incentive fee upon achieving EBITDA over certain thresholds.  Our TRS lessees may employ other hotel managers in the future.  We do not, and will not, have any ownership or economic interest in any of the hotel management companies engaged by our TRS lessees.

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

Market Information

Our common stock began trading on the NYSE on February 9, 2011 under the symbol “INN.”  Prior to that time, there was no public trading market for our common stock. The last reported sale price for our common stock as reported on the NYSE on February 18, 2020 was $11.49 per share.

Stockholder Information

As of February 18, 2020, our common stock was held of record by 290 holders and there were 105,174,471 shares of our common stock outstanding.

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

(in thousands, except per share amounts)	2019	2018	2017	2016	2015
Statement of Operations Data
Revenues:
Room	$505,342	$523,439	$479,934	$443,270	$436,202
Food and beverage	23,785	24,225	21,359	19,777	18,325
Other	20,221	19,606	14,084	10,888	8,928
Total revenues	549,348	567,270	515,377	473,935	463,455
Expenses:
Room	112,244	119,724	108,715	97,358	97,255
Food and beverage	18,552	19,191	16,734	14,841	14,275
Other hotel operating expenses	158,181	159,173	144,526	134,420	134,548
Property taxes, insurance and other	44,220	43,339	37,419	30,250	31,190
Management fees	16,575	18,521	18,210	18,812	18,560
Depreciation and amortization	99,445	101,013	85,927	72,406	64,052
Corporate general and administrative	23,622	21,509	19,597	19,292	21,204
Hotel property acquisition costs	—	—	354	3,492	1,246
Loss on impairment of assets	2,521	1,075	—	577	1,115
Total expenses	475,360	483,545	431,482	391,448	383,445
Gain on disposal of assets, net	45,418	41,474	43,209	49,855	65,067
Operating income	119,406	125,199	127,104	132,342	145,077
Other income (expense):
Interest expense	(41,030)	(41,944)	(29,687)	(28,091)	(30,414)
Other income, net	5,472	6,949	3,778	2,560	11,146
Total other expense	(35,558)	(34,995)	(25,909)	(25,531)	(19,268)
Income from continuing operations before income taxes	83,848	90,204	101,195	106,811	125,809
Income tax (expense) benefit	(1,500)	922	(1,674)	1,450	(553)
Net income	82,348	91,126	99,521	108,261	125,256
Less: (Income) loss attributable to non-controlling interests:
Operating Partnership	(157)	(205)	(307)	(456)	(819)
Joint venture	419	—	—	—	—
Net income attributable to Summit Hotel Properties, Inc.	82,610	90,921	99,214	107,805	124,437
Preferred dividends	(14,838)	(16,671)	(17,408)	(18,232)	(16,588)
Premium on redemption of preferred stock	—	(3,277)	(2,572)	(2,125)	—
Net income attributable to common stockholders	$67,772	$70,973	$79,234	$87,448	$107,849
Earnings per share:
Basic	$0.65	$0.68	$0.79	$1.00	$1.25
Diluted	$0.65	$0.68	$0.79	$1.00	$1.24
Weighted average common shares outstanding:
Basic	103,887	103,623	99,406	86,874	85,920
Diluted	103,939	103,842	99,780	87,343	87,144
Dividends per share	$0.72	$0.72	$0.67	$0.55	$0.47
Balance Sheet Data
Total assets	$2,355,683	$2,222,297	$2,209,874	$1,718,505	$1,575,394
Debt	$1,016,163	$958,712	$868,236	$652,414	$671,536
Total equity	$1,243,390	$1,192,144	$1,277,376	$1,013,470	$856,926

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of lodging demand include growth in gross domestic product, corporate profits, capital investments and employment. Volatility in the economy and risks arising from global and domestic political or economic conditions may cause slowing economic growth, which would have an adverse effect on lodging demand. Also, increasing supply in the industry, and specifically in our markets or sub-markets, has and may continue to adversely affect RevPAR in the near-term.

The U.S. lodging industry has experienced a positive trend since emerging from the last downturn in 2009, though at a slower rate in recent periods. According to the PricewaterhouseCoopers LLP industry report, "Hospitality Directions: January 2020," RevPAR growth in the U.S. for Upscale hotels is forecasted to decline by 0.3% for 2020. Actual RevPAR growth in our industry and the Upscale market segment was lower in 2019 than originally forecasted and RevPAR is expected to continue to decelerate in fiscal year 2020.

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

Hotel Property Portfolio Activity

Acquisitions

We acquired five hotel properties in 2019 and one hotel property in 2018. A summary of these acquisitions is as follows (dollars in thousands):

Date Acquired	Franchise/Brand	Location	Guestrooms	Purchase Price(1)
Year Ended December 31, 2019
August 6, 2019	Hampton Inn & Suites	Silverthorne, CO	88	$25,500
October 8, 2019	Portfolio Purchase - four properties(4)	various(4)	710	249,000
			798	$274,500	(2)

Year Ended December 31, 2018
September 12, 2018	Residence Inn by Marriott	Boston (Watertown), MA	150	$71,000	(3)

(1)
In addition to the purchase price, we generally anticipate investing additional amounts for hotel renovations at the time we purchase a hotel property. Such additional investments are included in our underwriting of the hotel property prior to purchase, but are not included in the table above. See Item 7. – "Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures."

(2)
The net assets acquired in 2019 were purchased for $274.5 million plus the purchase of adjacent land parcels totaling $2.4 million, $1.0 million of net working capital assets and capitalized transaction costs of $0.4 million. We own a 51% controlling interest in these hotel properties through a consolidated joint venture.

(3)	The net assets acquired in 2018 were purchased for $71.0 million plus the purchase at settlement of $0.1 million of net working capital liabilities and capitalized transaction costs of $0.1 million.

(4)
On October 8, 2019, we acquired a portfolio of four hotels for an aggregate purchase price of $249.0 million. The hotels acquired included the Hilton Garden Inn - San Francisco, CA, the Hilton Garden Inn - San Jose (Milpitas), CA, the Residence Inn by Marriott - Portland (Downtown), OR, and the Residence Inn by Marriott - Portland (Hillsboro), OR.

The acquisitions of the hotels acquired in 2019 were funded by cash generated from the sale of properties, borrowings under the Joint Venture Credit Facility (as defined in "Note 6 - Debt - Joint Venture Credit Facility" of our Consolidated Financial Statements), capital contributions from our joint venture partner, an advance on our $400 Million Revolver (as defined in "Note 6 - Debt - $600 Million Senior Unsecured Credit and Term Loan Facility" of our Consolidated Financial Statements), and operating cash flows. The acquisition of the hotel acquired in 2018 was funded by an advance on our former $300 million revolving credit facility, cash generated from the sale of properties, and operating cash flows.

Developed Properties

We completed the development and commenced operations of the 168-guestroom Hyatt House Across From Orlando Universal Resort™ on June 27, 2018. The total construction cost for this hotel was $32.8 million, excluding land that we acquired in a prior-year transaction. The carrying amount for this hotel includes internal capitalized costs of $1.6 million. Total costs of $37.2 million, including the carrying amount of the land, were reclassified as Investment in hotel properties, net upon completion.

Asset Sales

A summary of the dispositions in 2019 and 2018 follows (dollars in thousands):

Disposition Date	Franchise/Brand	Location	Guestrooms	Gross Sales Price	Aggregate Gain, net
Year Ended December 31, 2019
February 12, 2019	Portfolio Sale - two properties(1)	Charleston, WV (1)	130	$11,600	$4,163
April 17, 2019	Portfolio Sale - six properties (2)	various (2)	815	135,000	36,626
November 8, 2019	Portfolio Sale - two properties (3)	Birmingham, AL (3)	225	21,800	4,857
Total			1,170	$168,400	$45,646
Year Ended December 31, 2018
June 29, 2018	Portfolio Sale - two properties(4)	various (4)	175	$18,950	$13,133
June 29, 2018	Portfolio Sale - two properties (5)	Duluth, GA (5)	265	24,850	4,218
July 24, 2018	Portfolio Sale - three properties (6)	various (6)	322	46,500	22,964
September 28, 2018	Hyatt Place	Fort Myers, FL	148	16,500	2,195
November 7, 2018	Land parcel	Spokane, WA	n/a	450	139
Total			910	$107,250	$42,649

(1)	The portfolio included the Country Inn & Suites and the Holiday Inn Express in Charleston, WV.

(2)
The portfolio included the SpringHill Suites in Minneapolis (Bloomington), MN, the Hampton Inn & Suites in Minneapolis (Bloomington), MN, the Residence Inn in Salt Lake City, UT, the Hyatt Place in Dallas (Arlington), TX, the Hampton Inn in Santa Barbara (Goleta), CA, and the Hampton Inn in Boston (Norwood), MA. The sale resulted in a net gain of $36.6 million based on a gross aggregate sales price of $135.0 million, or a net aggregate sales price of $133.0 million after a buyer credit of $2.0 million.

(3)	The portfolio included the Hilton Garden Inn in Birmingham (Lakeshore), AL and the Hilton Garden Inn in Birmingham (Liberty Park), AL.

(4)	The portfolio included the Hampton Inn in Provo, UT and the Holiday Inn Express & Suites in Sandy, UT.

(5)
The portfolio included the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA. We provided seller financing of $3.6 million on the sale of these properties under two three-and-a-half-year second mortgage notes with a blended interest rate of 7.38%.

(6)
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

Our hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotel properties. Many of our expenses are fixed, such as essential hotel staff, real estate taxes, insurance, and depreciation. These expenses generally do not decrease even if the revenues at our hotel properties decrease. Room expense includes housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other operating expenses include labor and other costs associated with administrative departments, sales and marketing, repairs and maintenance, utility costs and franchise fees.

Results of Operations

The comparisons that follow should be reviewed in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K.

Comparison of 2019 to 2018

The following table contains key operating metrics for our total portfolio and our same-store portfolio for 2019 compared with 2018 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned as of December 31, 2019 and that we have owned at all times since January 1, 2018.

	2019		2018		Year-over-Year Dollar Change		Year-over-Year Percentage Change
	Total Portfolio (72 hotels)	Same-Store Portfolio (65 hotels)	Total Portfolio (77 hotels)	Same-Store Portfolio (65 hotels)	Total Portfolio (72/77 hotels)	Same-Store Portfolio (65 hotels)	Total Portfolio (72/77 hotels)		Same-Store Portfolio (65 hotels)
Revenues:
Room	$505,342	$461,138	$523,439	$456,180	$(18,097)	$4,958	(3.5)%		1.1%
Food and beverage	23,785	22,304	24,225	22,188	(440)	116	(1.8)%		0.5%
Other	20,221	19,299	19,606	18,639	615	660	3.1%		3.5%
Total	$549,348	$502,741	$567,270	$497,007	$(17,922)	$5,734	(3.2)%		1.2%

Expenses:
Room	$112,244	$102,024	$119,724	$102,569	$(7,480)	$(545)	(6.2)%		(0.5)%
Food and beverage	18,552	17,143	19,191	17,264	(639)	(121)	(3.3)%		(0.7)%
Other hotel operating expenses	158,181	144,291	159,173	137,541	(992)	6,750	(0.6)%		4.9%
Total	$288,977	$263,458	$298,088	$257,374	$(9,111)	$6,084	(3.1)%		2.4%

Occupancy	78.5%	78.3%	77.9%	77.9%	n/a	n/a	62	bps	45	bps
ADR	$158.45	$158.57	$153.79	$157.83	$4.66	$0.74	3.0%		0.5%
RevPAR	$124.35	$124.21	$119.75	$122.91	$4.60	$1.30	3.8%		1.1%

The total portfolio information above includes revenues and expenses from the five hotels we acquired in 2019 (the “2019 Acquired Hotels”) and the one hotel property that we acquired and the one hotel we developed in 2018 (the “2018 Acquired Hotels”) from the date of acquisition through December 31, 2019, and operating information (occupancy, ADR, and RevPAR) for the period each hotel was owned. Accordingly, the information does not reflect a full twelve months of operations in 2019 for the 2019 Acquired Hotels or a full twelve months of operations in 2018 for the 2018 Acquired Hotels. The combined 2019 Acquired Hotels and 2018 Acquired Hotels are referred to as the “2019/2018 Acquired Hotels.” Additionally, the information does not reflect a full twelve months of operations in 2019 and 2018 for hotel properties sold in each respective year. The combined hotels sold in 2019 and 2018 are referred to as the "2019/2018 Sold Hotels."

Changes from the year ended December 31, 2019 compared with the year ended December 31, 2018 were due to the following:

•
Revenues. The decline in revenues was due to a $47.5 million decline in revenue related to the 2019/2018 Sold Hotels, partially offset by incremental revenues of $23.8 million generated by the 2019/2018 Acquired Hotels and a $5.7 million increase in same-store revenues.

•
RevPAR. The 3.8% increase in RevPAR for the total portfolio is the result of the purchase of higher RevPAR hotel properties with the 2019/2018 Acquired Hotels, which produced an aggregate RevPAR of $154.16 in 2019, the sale of lower RevPAR hotels with the 2019/2018 Sold Hotels, which produced an aggregate RevPAR of $99.15 in 2018, and a 1.1% increase in RevPAR for the same-store hotels.

•
Expenses. The decrease in total portfolio expenses is the result of a decline in expenses of $26.0 million related to the 2019/2018 Sold Hotels, partially offset by incremental expenses of $10.8 million due to the 2019/2018 Acquired

Hotels and an increase in same-store expenses of $6.1 million. The increase in same-store expenses was primarily driven by an increase in labor related costs.

The following table includes other consolidated income and expenses for 2019 compared with 2018 (dollars in thousands).

	For the Years Ended December 31,
	2019	2018	Dollar Change	Percentage Change
Property taxes, insurance and other	$44,220	$43,339	$881	2.0%
Management fees	16,575	18,521	(1,946)	(10.5)%
Depreciation and amortization	99,445	101,013	(1,568)	(1.6)%
Corporate general and administrative	23,622	21,509	2,113	9.8%
Loss on impairment of assets	2,521	1,075	1,446	134.5%
Gain on disposal of assets, net	45,418	41,474	3,944	9.5%
Interest expense	41,030	41,944	(914)	(2.2)%
Other income, net	5,472	6,949	(1,477)	(21.3)%
Income tax expense (benefit)	1,500	(922)	2,422	(262.7)%

Changes from the year ended December 31, 2019 compared with the year ended December 31, 2018 were due to the following:

•
Property Taxes, Insurance and Other. This increase is primarily due to increased insurance premiums related to our casualty and general liability policies and an increase in property taxes for the 2019/2018 Acquired Hotels offset by a decrease in property taxes for the 2019/2018 Sold Hotels.

•	Management Fees. This decrease is primarily due to reduced consolidated revenues upon which management fees are based as a result of the sale of hotel properties during the period.

•
Depreciation and Amortization. This decline is due to a decrease in depreciation expense of $6.3 million related to the hotel properties sold after December 31, 2017 and a decrease in depreciation expense of $1.0 million for the same-store portfolio as a result of assets becoming fully depreciated, partially offset by incremental depreciation associated with the 2019/2018 Acquired Hotels of $5.7 million.

•	Corporate General and Administrative. This increase is primarily due to increases in incentive compensation costs.

•
Loss on Impairment of Assets. In 2019, we recorded impairment charges on one hotel property and two land parcels to reduce the net carrying amounts of the properties to their estimated fair market values based on third-party independent appraisals and a purchase contract for the sale of one of the land parcels that is expected to be completed in 2020. In 2018, we recorded impairment charges on two land parcels to reduce the net carrying amounts of the properties to their estimated fair market values based on third-party independent appraisals.

•
Gain on Disposal of Assets. This increase is primarily due to the sale of ten hotels in 2019 for a net gain of $45.6 million compared to the sale of eight hotels in 2018 for a net gain of $42.5 million.

•	Interest Expense. Declines in base interest rates resulted in a reduction in interest expense in 2019.

•
Other Income. This decline is due to a decline in casualty recoveries of $1.5 million and additional debt transaction costs of $1.5 million offset by an increase in interest income of $1.1 million as a result of an increase in the balance of real estate loans in 2019 and an increase in tenant income of $0.5 million.

•
Income Tax Expense/Benefit. In 2019, we recorded income tax expense of $1.5 million primarily driven by the taxable income of our TRS entity for the period. In 2018, we recorded a tax benefit of $0.9 million as a result of state tax refunds in excess of our federal tax expense on the taxable income of our TRS entity for the period.

For information about our key operating metrics and results of operations for the year ended 2018 compared to the year ended 2017, refer to the "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

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

The following is a reconciliation of our GAAP net income to FFO and AFFO for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share/unit amounts):

	2019	2018	2017
Net income	$82,348	$91,126	$99,521
Preferred dividends	(14,838)	(16,671)	(17,408)
Premium on redemption of preferred stock	—	(3,277)	(2,572)
Loss related to non-controlling interest in joint venture	419	—	—
Net income applicable to common shares and common units	67,929	71,178	79,541
Real estate-related depreciation	99,013	100,545	85,524
Loss on impairment of assets	2,521	1,075	—
Gain on disposal of assets, net	(45,418)	(41,474)	(43,209)
Adjustments related to non-controlling interest in consolidated joint venture	(1,554)	—	—
FFO applicable to common shares and common units	122,491	131,324	121,856
Amortization of lease-related intangible assets, net	127	712	—
Amortization of deferred financing costs	1,485	1,973	2,022
Amortization of franchise fees	432	468	403
Equity-based compensation	6,219	6,665	5,887
Hotel property acquisition costs	—	—	354
Debt transaction costs	1,892	401	195
Premium on redemption of preferred stock	—	3,277	2,572
Non-cash interest income	(2,477)	(2,045)	(284)
Non-cash lease expense, net	494	—	—
Casualty (recoveries) losses, net	(239)	(1,786)	500
Non-cash income tax related to adjustment to deferred tax asset	—	—	606
Adjustments related to non-controlling interest in consolidated joint venture	(68)	—	—
AFFO applicable to common shares and common units	$130,356	$140,989	$134,111
Weighted average diluted common shares/common units (1)	104,363	104,315	100,372
FFO per common share/common unit	$1.17	$1.26	$1.21
AFFO per common share/common unit	$1.25	$1.35	$1.34

(1)       Includes Common Units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the Common Units are redeemable for cash or, at our election, shares of our common stock.

During the year ended December 31, 2019, AFFO applicable to common shares and common units declined $10.6 million, or 7.5%, over the prior year due to forgone net income subsequent to the disposition of hotel properties during the period, partially offset by AFFO from acquired properties through the joint venture.

For information about our AFFO for the year ended 2018 compared to the year ended 2017, refer to the "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Non-GAAP Financial Measures" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

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

EBITDAre and Adjusted EBITDAre

In September 2017, Nareit proposed a standardized performance measure, called EBITDAre, which is based on EBITDA and is expected to provide additional relevant information about REITs as real estate companies in support of growing interest among generalist investors. The conclusion was reached that, while dedicated REIT investors have long been accustomed to utilizing the industry’s supplemental measures such as FFO and net operating income (“NOI”) to evaluate the investment quality of REITs as real estate companies, it would be helpful to generalist investors for REITs as real estate companies to also present EBITDAre as a more widely known and understood supplemental measure of performance. EBITDAre is intended to be a supplemental non-GAAP performance measure that is independent of a company’s capital structure and will provide a uniform basis for one measurement of the enterprise value of a company compared to other REITs.

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

The following is a reconciliation of our GAAP net income to EBITDAre for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Net income	$82,348	$91,126	$99,521
Depreciation and amortization	99,445	101,013	85,927
Interest expense	41,030	41,944	29,687
Interest income	(278)	(229)	(104)
Income tax expense (benefit)	1,500	(922)	1,674
EBITDA	224,045	232,932	216,705
Loss on impairment of assets	2,521	1,075	—
Gain on disposal of assets, net	(45,418)	(41,474)	(43,209)
EBITDAre	181,148	192,533	173,496
Amortization of lease-related intangible assets, net	127	712	—
Equity-based compensation	6,219	6,665	5,887
Hotel property acquisition costs	—	—	354
Debt transaction costs	1,892	401	195
Non-cash interest income	(2,477)	(2,045)	(284)
Non-cash lease expense, net	494	—	—
Casualty (recoveries) losses, net	(239)	(1,786)	500
Loss related to non-controlling interest in joint venture	419	—	—
Adjustments related to non-controlling interest in consolidated joint venture	(2,320)	—	—
Adjusted EBITDAre	$185,263	$196,480	$180,148

During the year ended December 31, 2019, Adjusted EBITDAre decreased $11.2 million, or 5.7%, from the prior year primarily due to forgone net income subsequent to the disposition of hotel properties during the period, partially offset by Adjusted EBITDAre from acquired properties through the joint venture.

For information about our Adjusted EBITDAre for the year ended 2018 compared to the year ended 2017, refer to the "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Non-GAAP Financial Measures" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with internal and brand standards, capital expenditures to improve our hotel properties, hotel development costs, acquisitions, interest payments, settlement of interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, mezzanine loan funding commitments, joint venture acquisitions and capital requirements, corporate overhead, and distributions to our stockholders. Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other non-recurring capital expenditures that periodically are made with respect to our hotel properties, dividend distributions, and scheduled debt payments, including maturing loans.

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

We expect to satisfy our liquidity requirements with cash provided by operations, working capital, short-term borrowings under our $400 Million Revolver, term debt, collection of notes receivable, the strategic sale of hotels, distributions from the joint venture and the release of restricted cash upon satisfaction of the usage requirements. In addition, we may fund the purchase price of hotel acquisitions, hotel development costs, and cost of required capital improvements by borrowing under our $400 Million Revolver, assuming mortgage debt from the seller on acquired hotels, issuing securities (including common units issued by our Operating Partnership), contributions from joint venture partners, borrowings under our Joint Venture Credit Facility, or incurring various types of debt. Further, we may seek to meet our liquidity requirements by raising capital through public or private offerings of our equity or debt securities. However, certain factors may have an adverse effect on our ability to access these capital sources, including our degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders, volatility in the equity and debt capital markets and other market conditions. We will continue to analyze which sources of capital are most advantageous to us at any particular point in time, but financing may not be consistently available to us on terms that are attractive, or at all. We believe that our cash provided by operations, working capital, borrowings available under our various credit facilities and other sources of funds available to us will be sufficient to meet our ongoing liquidity requirements for at least the next twelve months.

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

At December 31, 2019, our scheduled debt principal amortization payments during the next 12 months total approximately $3.7 million. Although we believe we will have the capacity to pay these scheduled principal debt payments from operations or that we will be able to fund them using draws under the 2018 Unsecured Credit Facility, there can be no assurances that our credit facility will be available to repay such amortizing debt as draws under our credit facility are subject to certain financial covenants. At December 31, 2019, we were in compliance with all of our covenants under the 2018 Unsecured Credit Facility.

We have provided mezzanine loans on four real estate development projects to fund up to an aggregate of $58.4 million for the development of four hotel properties. Three of the real estate development loans closed in the fourth quarter of 2017 and each has a stated interest rate of 8.0% and an initial term of approximately three years. One of the real estate development loans closed in the third quarter of 2019 and has a stated interest rate of 9% and an initial term of 30 months. As of December 31, 2019, we have funded $37.4 million of our $58.4 million loan commitment. See "Note 4 - Investment in Real Estate Loans" to the Consolidated Financial Statements for additional information concerning these loans and our rights to acquire ownership of the properties.

Outstanding Indebtedness

At December 31, 2019, we had $157.7 million in outstanding indebtedness secured by first priority mortgage liens on 15 hotel properties. We also had borrowed $275.0 million on our 2018 Unsecured Credit Facility, $225.0 million on our 2018 Term Loan, and $225.0 million on our 2017 Term Loan, each of which were supported at December 31, 2019 by a borrowing base of 52 unencumbered hotel properties. At December 31, 2019, the maximum amount of borrowing permitted under the 2018 Unsecured Credit Facility was $600.0 million, of which we had borrowed $275.0 million and $315.0 million was available to borrow.

At December 31, 2019, our subsidiary joint venture had $140.0 million outstanding on its credit facility, which included borrowings of $75.0 million on its $75 million term loan and $65.0 million on its $125 million revolving line of credit. The credit facility is supported by the five hotel properties in the joint venture.

We intend to secure or assume term loan financing, use our 2018 Unsecured Credit Facility, or utilize our Joint Venture Credit Facility to fund joint venture acquisitions and capital improvements, together with other sources of financing, to fund future acquisitions and capital improvements. We may not succeed in obtaining new financing on favorable terms, or at all, and we cannot predict the size or terms of future financings. Our failure to obtain new financing could adversely affect our ability to grow our business.

We intend to maintain a prudent capital structure and, while the ratio will vary from time to time, we generally intend to limit our ratio of net indebtedness to Adjusted EBITDAre to no more than 6.5x. For purposes of calculating this ratio, we exclude preferred stock from indebtedness.

We have obtained financing through debt instruments having staggered maturities and intend to continue to do so in the future. Our debt includes, and may include in the future, debt secured by stock pledges, debt secured by first priority mortgage liens on certain hotel properties and unsecured debt. We believe we will have adequate liquidity to meet the requirements for scheduled maturities and principal repayments. However, we can provide no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, whether such refinancing will be available on favorable terms.

Our outstanding indebtedness requires us to comply with various financial and other covenants. We are currently in compliance with all covenants.

See "Note 6 - Debt" to the Consolidated Financial Statements for additional information concerning our 2018 Unsecured Credit Facility, 2018 Term Loan, and other unsecured and secured indebtedness of the Company.

     A summary of our debt at December 31, 2019 is as follows (dollars in thousands):

Lender	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Encumbered Properties	Principal Amount Outstanding
$600 Million Senior Unsecured Credit and Term Loan Facility (1)
Deutsche Bank AG New York Branch
$400 Million Revolver	3.41% Variable	n/a	March 31, 2023	n/a	$75,000
$200 Million Term Loan	3.36% Variable	n/a	April 1, 2024	n/a	200,000
Total Senior Unsecured Credit and Term Loan Facility					275,000

Joint Venture Credit Facility (2)
Bank of America, N.A.
$125 Million Revolver	3.91% Variable	n/a	October 8, 2023	n/a	65,000
$75 Million Term Loan	3.86% Variable	n/a	October 8, 2023	n/a	75,000
Total Joint Venture Credit Facility					140,000

Unsecured Term Loans (1)
KeyBank National Association
Term Loan	3.36% Variable	n/a	November 25, 2022	n/a	225,000
KeyBank National Association
Term Loan	3.66% Variable	n/a	February 14, 2025	n/a	225,000

Secured Mortgage Indebtedness
KeyBank National Association	4.46% Fixed	30	February 1, 2023	3	19,510
	4.52% Fixed	30	April 1, 2023	3	19,992
	4.30% Fixed	30	April 1, 2023	3	19,323
	4.95% Fixed	30	August 1, 2023	2	34,695
MetaBank	4.44% Fixed	25	July 1, 2027	3	47,226
Bank of Cascades (3)	3.76% Variable	25	December 19, 2024	1	8,490
	4.30% Fixed	25	December 19, 2024	—	8,490
Total Mortgage Loans				15	157,726
Total Debt					$1,022,726

(1) The $600 Million Senior Secured Credit and Term Loan Facility and Unsecured Term Loans are supported by a borrowing base of 52 unencumbered hotel properties.

(2) The Joint Venture Credit Facility is secured by pledges of the equity in the entities (and affiliated entities) that own the hotels.
(3) The Bank of Cascades mortgage loan is comprised of two promissory notes that are secured by the same collateral and cross-defaulted.

Capital Expenditures

During the year ended December 31, 2019, we funded $59.3 million in capital expenditures.  We anticipate spending an estimated $50.0 million to $70.0 million in capital expenditures on a consolidated basis, and $45.0 million to $65.0 million on a pro rata basis, across our portfolio in 2020. We expect to fund these expenditures through a combination of cash provided by operations, working capital, release of restricted cash, borrowings under the 2018 Unsecured Credit Facility, or other potential sources of capital, to the extent available to us.

Cash Flow Analysis

The following table summarizes changes in cash flows for the years ended December 31, 2019 and December 31, 2018:

	For the Years Ended December 31,
	2019	2018	Change
	(in thousands)
Net cash provided by operating activities	$148,478	$161,651	$(13,173)
Net cash used in investing activities	(182,164)	(63,057)	(119,107)
Net cash provided by (used in) financing activities	30,963	(92,045)	123,008
Net change in cash and cash equivalents	$(2,723)	$6,549	$(9,272)

Changes from the year ended December 31, 2019 compared to the year ended December 31, 2018 were due to the following:

•
Cash provided by operating activities. This decrease primarily resulted from a decrease in net income of $12.6 million, after adjusting for non-cash items, such as depreciation and amortization and gains on the sale of assets, due to the sale of hotel properties and net changes in working capital of $0.6 million primarily due to the timing of working capital changes.

•
Cash used in investing activities. This increase in cash used in investing activities is primarily due to an increase in asset acquisitions of $211.6 million, partially offset by an increase in proceeds from asset dispositions of $61.7 million, a reduction in investments in hotel properties under development of $13.4 million, a reduction in the net funding of real estate loans of $10.0 million, and a reduction in capital expenditures of $7.3 million.

•
Cash provided by (used in) financing activities. This increase is primarily due to net borrowings of $57.7 million during 2019 and capital contributions from the non-controlling interest in the joint venture of $68.7 million to fund acquisitions.

For information about our consolidated cash flows for the year ended 2018 compared to the year ended 2017, refer to the "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Cash Flow Analysis" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at December 31, 2019 (dollars in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Debt obligations (1)	$1,022,726	$3,742	$233,321	$419,427	$366,236
Currently projected interest (2)	164,887	40,993	81,159	38,555	4,180
Operating lease obligations (3)	36,764	2,148	3,853	1,859	28,904
Purchase obligations (4)	10,535	10,535	—	—	—
Total	$1,234,912	$57,418	$318,333	$459,841	$399,320

(1)	Amounts shown include amortization of principal and debt maturities.

(2)	Interest payments on our variable rate debt have been estimated using the interest rates in effect at December 31, 2019, after giving effect to our interest rate swaps.

(3)	Amounts consist primarily of non-cancelable ground lease and corporate office lease obligations.

(4)	This amount represents purchase orders and executed contracts for renovation projects at our hotel properties.

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

Critical Accounting Policies

See "Note 2 - Basis of Presentation and Significant Accounting Policies" to the Consolidated Financial Statements.

New Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which clarifies when an entity recognizes a credit loss on certain financial assets. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses: Targeted Transition Relief, which provides an option to irrevocably elect the fair value option in ASC No. 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASC No. 326, Financial Instruments - Credit Losses. ASU 2016-13 and ASU 2019-05 are both effective for our fiscal year commencing on January 1, 2020, with early adoption permitted. The adoption of ASU No. 2016-13 or ASU No. 2019-05 did not have a material effect on our consolidated financial position or results of operations.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 is effective for our fiscal year commencing on January 1, 2021, with early adoption permitted. The adoption of ASU No. 2019-12 will not have a material effect on our consolidated financial position or results of operations.

See "Note 2 - Basis of Presentation and Significant Accounting Policies" to the Consolidated Financial Statements.

Cybersecurity

The hospitality industry and certain of the major hotel franchise companies have recently experienced cybersecurity breaches. We have not experienced any material cybersecurity losses at any of our properties. We manage cybersecurity risks with our franchisors and property management companies. An important part of our cybersecurity risk mitigation efforts includes maintaining cybersecurity insurance and indemnifications in certain of our property management agreements. Our Board of Directors provides on-going oversight of management's approach to managing cybersecurity risks.

Recent Developments

Equity Transactions

On January 31, 2020, our Board of Directors declared cash dividends of $0.18 per share of common stock, $0.403125 per share of 6.45% Series D Cumulative Redeemable Preferred Stock, and $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock. These dividends are payable February 28, 2020 to stockholders of record on February 14, 2020.

Debt Transactions

On February 18, 2020, the Company repriced the $225 million 2018 Term Loan, lowering the interest rate to 150 basis points plus LIBOR based on the Company’s current leverage based pricing level, which represents a reduction of 40 basis points compared to the prior rate of 190 basis points plus LIBOR.  All other material provisions of the loan remain unchanged, including the maturity date of the loan which remains February 14, 2025. The Company expects to realize approximately $0.9 million of annual interest expense savings as a result of the transaction through the remaining term of the loan.

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

Our interest rate derivatives are based on USD-LIBOR. In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Company has contracts that are indexed to LIBOR and is monitoring and evaluating the related changes and risks. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any transition from LIBOR to another benchmark interest rate will result in a different calculation of our variable interest rates that are currently indexed to LIBOR. If adequate and reasonable means do not exist for ascertaining LIBOR and such circumstances are unlikely to be temporary, our loan agreements contain provisions for our lenders and us to jointly establish an alternative interest rate.

At December 31, 2019, we were party to four interest rate derivative agreements pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

			Notional Amount
Contract date	Effective Date	Expiration Date	December 31, 2019
October 2, 2017	January 29, 2018	January 31, 2023	$100,000
October 2, 2017	January 29, 2018	January 31, 2023	100,000
June 11, 2018	September 28, 2018	September 30, 2024	75,000
June 11, 2018	December 31, 2018	December 31, 2025	125,000
			$400,000

     At December 31, 2019, after giving effect to our interest rate derivative agreements, $549.2 million, or 53.7%, of our debt had fixed interest rates and $473.5 million, or 46.3%, had variable interest rates.  At December 31, 2018, after giving effect to our interest rate derivative agreements, $569.1 million, or 59.0%, of our debt had fixed interest rates and $395.9 million, or 41.0%, had variable interest rates. The increase in our variable rate debt is primarily due to the Joint Venture Credit Facility. Taking into consideration our existing interest rate swaps an increase in interest rates of 1.0% would decrease our cash flows by approximately $4.7 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. At December 31, 2019, we have scheduled payments of principal on debt in 2020 totaling approximately $3.7 million.

Item 8.        Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are included on pages F-1 through F-46 of this Annual Report on Form 10-K and are incorporated by reference herein.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that we had effective internal control over financial reporting as of December 31, 2019.

Ernst & Young LLP, our independent registered public accounting firm, has issued an auditor’s attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. This report is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the three months ended December 31, 2019.

Item 9B.    Other Information.

None.

 PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Definitive Proxy Statement on Schedule 14A (the “2020 Proxy Statement”) for the 2020 Annual Meeting of Stockholders.

Item 11.                          Executive Compensation.

The information required by this item is incorporated by reference to our 2020 Proxy Statement.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2019 with respect to our securities that may be issued under existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Summit Hotel Properties, Inc. Stockholders (2)	235,000	$9.75	1,844,221
Equity Compensation Plans Not Approved by Summit Hotel Properties, Inc. Stockholders	—	—	—
Total	235,000	$9.75	1,844,221

(1)  Excludes securities reflected in the column entitled “Number of Securities to be Issued Upon Exercise of Outstanding Options.”
(2)  Consists of our Equity Plan.

The following table represents common shares retained by the Company for employee taxes due upon vesting of equity awards during the year ended December 31, 2019:

Period	Total Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2019 - March 31, 2019	73,892	$11.29	—	—
May 1, 2019 - May 31, 2019	448	$11.74	—	—
Total	74,340		—

The other information required by this item is incorporated by reference to our 2020 Proxy Statement.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our 2020 Proxy Statement.

Item 14.                          Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our 2020 Proxy Statement.

PART IV

Item 15.                          Exhibits and Financial Statement Schedules.

1.              Financial Statements:

Included herein at pages F-1 through F-42

2.              Financial Statement Schedules:

The following financial statement schedule is included herein at pages F-43 through F-46.

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
3.8
Articles Supplementary to the Articles of Amendment and Restatement of Summit Hotel Properties, Inc. designating the Company’s 6.250% Series E Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.7 to Registration Statement on Form 8-A filled by Summit Hotel Properties, Inc. on November 8, 2017).

3.9	Second Amended and Restated Bylaws of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc on May 19, 2017).
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

3.20
First Amendment to the Second Amended and Restated Bylaws of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on August 26, 2019).

4.1
Specimen certificate of common stock of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on February 7, 2011).

4.2†	Form of securities.
10.1
$600,000,000 Credit Agreement, dated as of December 6, 2018, among Summit Hotel OP, LP, as Borrower, Summit Hotel Properties, Inc., as Parent Guarantor, the other guarantors named therein, as Subsidiary Guarantors, the Initial Lenders, Initial Issuing Banks and Swing Line Banks, Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A., and Regions Bank, as Co-Syndication Agents, with Deutsche Bank Securities INC., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and as Joint Bookrunners (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on December 10, 2018).

10.2
$225,000,000 Credit Agreement, dated as of September 26, 2017, among Summit Hotel OP, LP, as Borrower, Summit Hotel Properties, Inc., as Parent Guarantor, the other guarantors named therein, Key Bank National Association, as administrative agent, Deutsche Bank AG New York Branch and Bank of America, N.A., as co-syndication agents, KeyBanc Capital Markets, Inc., Deutsche Bank Securities, Inc., and Merrill Lynch Pierce Fenner & Smith, as joint bookrunners and joint lead arrangers, and a syndicate of lenders including KeyBank National Association, Deutsche Bank AG New York Branch, Bank of America, N.A., Capital One, National Association, PNC Bank, National Association, Regions Bank, Raymond James Bank, N.A., Royal Bank of Canada, Branch Banking and Trust Company, and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Current Report of the Form 8-K filed by Summit Hotel Properties, Inc on October 2, 2017).

10.3
First Amended and Restated Credit Agreement, dated as of February 15, 2018, among Summit Hotel OP, LP, as Borrower, Summit Hotel Properties, Inc., as Parent Guarantor, the other guarantors named herein, as subsidiary guarantors, the initial lenders named therein, Keybank National Association, as Administrative Agent, Regions Bank, Raymond James Bank, N.A., PNC Bank, National Association, Capital One, National Association, and Branch Banking and Trust Company, as co-syndication agents, and Keybanc Capital Markets, Inc., as sole bookrunner, Keybanc Capital Markets, Inc., Regions Capital Markets, Raymond James Bank, N.A., PNC Capital Markets LLC, Capital One, National Association, and Branch Banking and Trust Company as joint lead arrangers. (incorporated by reference to Exhibit 10.9 of the Annual Report filed by Summit Hotel Properties, Inc. on February 21, 2018).

10.4
Amended and Restated Hotel Management Agreement, dated February 14, 2011, among Interstate Management Company, LLC and the subsidiaries of Summit Hotel Properties, Inc. party thereto (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.5
First Amendment to Amended and Restated Hotel Management Agreement, dated June 30, 2011, among Interstate Management Company, LLC and the subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 15, 2011).

10.6
Form of Lease Agreement between Summit Hotel OP, LP and TRS Lessee (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010).

10.7*
Summit Hotel Properties, Inc. 2011 Equity Incentive Plan, as amended and restated effective June 15, 2015 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed by Summit Hotel Properties, Inc. on April 28, 2015).

10.8*	Form of Option Award Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on September 23, 2010).
10.9*
Form of Stock Award Agreement (Service-Based Shares) between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 3, 2016).

10.10*
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

10.13*
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

10.16*
Employment Agreement, dated April 17, 2017, between Summit Hotel Properties, Inc. and Jonathan P. Stanner (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on April 4, 2017).

10.17*
Separation Agreement and Mutual General Release, dated January 24, 2018, between Summit Hotel Properties, Inc. and Greg A. Dowell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 26, 2018).

10.18*
First Amendment to Stock Award Agreement (Performance Shares), dated January 24, 2018, between Summit Hotel Properties, Inc. and Greg A. Dowell (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 26, 2018).

10.19*
First Amendment to Stock Award Agreement (Performance Shares), dated January 24, 2018, between Summit Hotel Properties, Inc. and Greg A. Dowell (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 26, 2018).

10.20*
Form of Indemnification Agreement between Summit Hotel Properties, Inc. and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010).

10.21
Form of Sales Agreement between Summit Hotel Properties, Inc., Summit Hotel OP, LP and its sales agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 25, 2017).

10.22
$200 Million Credit Agreement dated October 8, 2019 among Summit JV MR 1, LLC, as borrower, Summit Hospitality JV, LP, as parent, each party executing the credit facility documentation as a subsidiary guarantor, Bank of America N.A., as administrative agent and sole initial lender, and BofA Securities, Inc., as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on October 15, 2019).

21.1†	List of Subsidiaries of Summit Hotel Properties, Inc.
23.1†	Consent of Ernst & Young, LLP
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document
104(1)	The cover page for Summit Hotel Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019 (formatted in Inline XBRL and contained in Exhibit 101).
 * Management contract or compensatory plan or arrangement.
† Filed herewith
(1) Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: February 25, 2020	By:	/s/ Daniel P. Hansen
Daniel P. Hansen
Chairman of the Board of Directors
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel P. Hansen	Chairman of the Board of Directors, President and Chief Executive Officer	February 25, 2020
Daniel P. Hansen	(principal executive officer)

/s/ Jonathan P. Stanner	Executive Vice President, Chief Financial Officer and Treasurer	February 25, 2020
Jonathan P. Stanner	(principal financial officer)

/s/ Paul Ruiz	Senior Vice President and Chief Accounting Officer	February 25, 2020
Paul Ruiz	(principal accounting officer)

/s/ Bjorn R. L. Hanson	Director	February 25, 2020
Bjorn R. L. Hanson

/s/ Jeffrey W. Jones	Director	February 25, 2020
Jeffrey W. Jones

/s/ Kenneth J. Kay	Director	February 25, 2020
Kenneth J. Kay

/s/ Thomas W. Storey	Director	February 25, 2020
Thomas W. Storey

/s/ Hope S. Taitz	Director	February 25, 2020
Hope S. Taitz

SUMMIT HOTEL PROPERTIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Summit Hotel Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Hotel Properties, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Loss on Impairment of Assets
Description of the Matter
Investment in hotel properties, net, including hotel properties under development and land held for development totaled $2.2 billion at December 31, 2019. For the year ended December 31, 2019, the Company recorded impairment losses of $2.5 million. As explained in Note 2 of the consolidated financial statements, hotel properties are evaluated by management for impairment when indicators are present. When such indicators are identified, management prepares a recoverability analysis using undiscounted cash flows and if this analysis fails, management recognizes an impairment when the estimated fair value of the property is less than the carrying value.

Auditing the undiscounted property cash flow analysis was complex and involved a high degree of subjectivity, primarily around future growth rates used in the Company’s analysis, which can be affected by future market or economic conditions. Auditing the estimated fair value of properties that fail the recoverability analysis was complex and involved a high degree of subjectivity, primarily around the market assumptions and comparable sales figures used in the appraisal obtained by the Company to estimate the fair value of the underlying properties.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to determine (1) hotel properties with impairment indicators, (2) undiscounted cash flows for each identified property and (3) the fair value of hotel properties that did not pass the test of recoverability. For example, we tested controls over management’s review of triggering events and the significant assumptions, such as growth rates in future cash flows, used in the test for recoverability.

To test the undiscounted cash flow analysis, our audit procedures included, among others, evaluating the Company's methodology, testing the future growth rate assumptions used to develop the forecasted cash flows and testing the completeness and accuracy of the underlying data. For example, we compared the future growth rates to current industry, market and economic trends, and historical results of the Company's business. We performed a sensitivity analysis of the future growth rates to evaluate the change in the recoverability analysis of the hotel properties resulting from changes in the assumptions. We also involved a valuation specialist to assist in our evaluation of the key assumptions used in the analysis, such as future growth rates and occupancy rates, and to perform a comparability assessment of the Company’s approach to value using observable market information. To test the fair value of the properties that did not pass the recoverability analysis, our audit procedures included, among others, involving a specialist to perform corroborative calculations using observable market data to develop an independent range of values to compare against the Company’s third-party appraisal. Our audit procedures further involved validating the completeness and accuracy of the net book value and historical financial information for the properties that were appraised.

Hotel Property Acquisitions
Description of the Matter
During 2019, the Company completed its acquisition of five hotel properties for net consideration of $274.5 million, as disclosed in Note 3 to the consolidated financial statements. The transactions were accounted for as asset acquisitions. Determining the fair value of the individual assets acquired requires management to make significant judgments about the valuation methodologies (i.e., market approach or cost approach) and inputs to the model.

Auditing the Company's accounting for its acquisitions of the five hotel properties was complex due to the significant estimation required by management to determine the fair value of the acquired land and hotel buildings and improvements. The significant assumptions used to estimate the value of these assets included (1) adjustments to market data to account for any transaction differences between the acquired land parcel and observable market transactions, and (2) estimating replacement costs for each hotel building and improvement, including estimating useful lives taking into consideration the physical condition of the assets at acquisition, and making adjustments to account for any transaction differences.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's accounting for asset acquisitions process, including controls over the Company’s valuation of the acquired assets. For example, we tested the Company's controls over the determination of the fair value of the land and hotel buildings and improvements, including the valuation models and underlying assumptions used to develop such estimates.

To test the estimated fair value of the land and hotel buildings and site improvements our audit procedures included, among others, reading the purchase agreement, assessing the appropriateness of the valuation methodologies, evaluating the reasonableness of the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company. We involved our valuation specialist to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates. For example, we compared the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions in the same industry and evaluating whether assumptions used by management were reasonable considering consistency with external market and industry data. Specifically, for the market approach, we developed an independent range of fair values based on observable market transactions to compare to the Company’s conclusion on fair value. For the cost approach, we compared the replacement cost and estimated useful life for the hotel building and improvements to observable market information, taking into consideration the physical condition of the assets at the time of acquisition. We also performed sensitivity analyses of the estimated useful life assumptions to evaluate the change in the fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Austin, Texas

February 25, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Summit Hotel Properties, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Summit Hotel Properties, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Summit Hotel Properties, Inc.’s (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Summit Hotel Properties, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 25, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Austin, Texas

February 25, 2020

Summit Hotel Properties, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2019	2018
ASSETS
Investment in hotel properties, net	$2,184,232	$2,065,554
Undeveloped land	1,500	2,267
Assets held for sale, net	425	7,633
Investment in real estate loans, net	30,936	30,700
Right-of-use assets	29,884	—
Cash and cash equivalents	42,238	44,088
Restricted cash	27,595	28,468
Trade receivables, net	13,281	13,978
Prepaid expenses and other	8,844	10,111
Deferred charges, net	4,709	4,691
Other assets	12,039	14,807
Total assets	$2,355,683	$2,222,297
LIABILITIES AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,016,163	$958,712
Lease liabilities	19,604	—
Accounts payable	4,767	5,391
Accrued expenses and other	71,759	66,050
Total liabilities	1,112,293	1,030,153
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.45% Series D - 3,000,000 shares issued and outstanding at December 31, 2019 and 2018 (aggregate liquidation preference of $75,417 at December 31, 2019 and 2018)	30	30
6.25% Series E - 6,400,000 shares issued and outstanding at December 31, 2019 and 2018 (aggregate liquidation preference of $160,861 at December 31, 2019 and 2018)	64	64
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 105,169,515 and 104,783,179 shares issued and outstanding at December 31, 2019 and 2018, respectively	1,052	1,048
Additional paid-in capital	1,190,949	1,185,310
Accumulated other comprehensive loss	(16,034)	(1,441)
(Distributions in excess of retained earnings) retained earnings	(2,283)	4,838
Total stockholders’ equity	1,173,778	1,189,849
Non-controlling interests in operating partnership	1,809	2,295
Non-controlling interests in joint venture (Note 9)	67,803	—
Total equity	1,243,390	1,192,144
Total liabilities and equity	$2,355,683	$2,222,297

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2019	2018	2017
Revenues:
Room	$505,342	$523,439	$479,934
Food and beverage	23,785	24,225	21,359
Other	20,221	19,606	14,084
Total revenues	549,348	567,270	515,377
Expenses:
Room	112,244	119,724	108,715
Food and beverage	18,552	19,191	16,734
Other hotel operating expenses	158,181	159,173	144,526
Property taxes, insurance and other	44,220	43,339	37,419
Management fees	16,575	18,521	18,210
Depreciation and amortization	99,445	101,013	85,927
Corporate general and administrative	23,622	21,509	19,597
Hotel property acquisition costs	—	—	354
Loss on impairment of assets	2,521	1,075	—
Total expenses	475,360	483,545	431,482
Gain on disposal of assets, net	45,418	41,474	43,209
Operating income	119,406	125,199	127,104
Other income (expense):
Interest expense	(41,030)	(41,944)	(29,687)
Other income, net	5,472	6,949	3,778
Total other expense	(35,558)	(34,995)	(25,909)
Income from continuing operations before income taxes	83,848	90,204	101,195
Income tax (expense) benefit (Note 14)	(1,500)	922	(1,674)
Net income	82,348	91,126	99,521
Less: (Income) loss attributable to non-controlling interests:
Operating Partnership	(157)	(205)	(307)
Joint venture	419	—	—
Net income attributable to Summit Hotel Properties, Inc.	82,610	90,921	99,214
Preferred dividends	(14,838)	(16,671)	(17,408)
Premium on redemption of preferred stock	—	(3,277)	(2,572)
Net income attributable to common stockholders	$67,772	$70,973	$79,234
Earnings per share:
Basic and diluted	$0.65	$0.68	$0.79
Weighted average common shares outstanding:
Basic	103,887	103,623	99,406
Diluted	103,939	103,842	99,780
Dividends per share	$0.72	$0.72	$0.67

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net income	$82,348	$91,126	$99,521
Other comprehensive income, net of tax:
Changes in fair value of derivative financial instruments	(14,596)	(2,900)	2,437
Comprehensive income	67,752	88,226	101,958
Comprehensive (income) loss attributable to non-controlling interests:
Operating Partnership	(123)	(197)	(316)
Joint venture	419	—	—
Comprehensive income attributable to Summit Hotel Properties, Inc.	68,048	88,029	101,642
Preferred dividends	(14,838)	(16,671)	(17,408)
Premium on redemption of preferred stock	—	(3,277)	(2,572)
Comprehensive income attributable to common stockholders	$53,210	$68,081	$81,662

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2019, 2018 and 2017
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Distributions in Excess of Retained Earnings)	Total Shareholders’ Equity	Non-controlling Interests
									Operating Partnership	Joint Venture	Total Equity
Balance at December 31, 2016	9,400,000	$94	93,525,469	$935	$1,011,412	$(977)	$(1,422)	$1,010,042	$3,428	$—	$1,013,470
Net proceeds from sale of common stock	—	—	10,350,000	104	163,471	—	—	163,575	—	—	163,575
Net proceeds from sale of preferred stock	6,400,000	64	—	—	154,668	—	—	154,732	—	—	154,732
Redemption of preferred stock	(3,000,000)	(30)	—	—	(72,423)	—	(2,572)	(75,025)	—	—	(75,025)
Common stock redemption of common units	—	—	73,322	1	650	—	—	651	(651)	—	—
Dividends	—	—	—	—	—	—	(86,019)	(86,019)	(241)	—	(86,260)
Equity-based compensation	—	—	397,448	4	5,861	—	—	5,865	22	—	5,887
Shares acquired for employee withholding requirements	—	—	(59,111)	(1)	(960)	—	—	(961)	—	—	(961)
Other comprehensive income	—	—	—	—	—	2,428	—	2,428	9	—	2,437
Net income	—	—	—	—	—	—	99,214	99,214	307	—	99,521
Balance at December 31, 2017	12,800,000	128	104,287,128	1,043	1,262,679	1,451	9,201	1,274,502	2,874	—	1,277,376
Redemption of preferred stock	(3,400,000)	(34)	—	—	(81,689)	—	(3,277)	(85,000)	—	—	(85,000)
Common stock redemption of common units	—	—	64,126	1	576	—	—	577	(577)	—	—
Dividends	—	—	—	—	—	—	(92,007)	(92,007)	(218)	—	(92,225)
Equity-based compensation	—	—	619,775	6	6,640	—	—	6,646	19	—	6,665
Shares acquired for employee withholding requirements	—	—	(187,850)	(2)	(2,722)	—	—	(2,724)	—	—	(2,724)
Other	—	—	—	—	(174)	—	—	(174)	—	—	(174)
Other comprehensive loss	—	—	—	—	—	(2,892)	—	(2,892)	(8)	—	(2,900)
Net income	—	—	—	—	—	—	90,921	90,921	205	—	91,126
Balance at December 31, 2018	9,400,000	94	104,783,179	1,048	1,185,310	(1,441)	4,838	1,189,849	2,295	—	1,192,144
Contribution by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	68,712	68,712
Common stock redemption of common units	—	—	50,244	1	475	(31)	—	445	(445)	—	—
Dividends	—	—	—	—	—	—	(89,731)	(89,731)	(178)	(490)	(90,399)
Equity-based compensation	—	—	410,432	4	6,201	—	—	6,205	14	—	6,219
Shares acquired for employee withholding requirements	—	—	(74,340)	(1)	(838)	—	—	(839)	—	—	(839)
Other	—	—	—	—	(199)	—	—	(199)	—	—	(199)
Other comprehensive loss	—	—	—	—	—	(14,562)	—	(14,562)	(34)	—	(14,596)
Net income	—	—	—	—	—	—	82,610	82,610	157	(419)	82,348
Balance at December 31, 2019	9,400,000	$94	105,169,515	$1,052	$1,190,949	$(16,034)	$(2,283)	$1,173,778	$1,809	$67,803	$1,243,390

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$82,348	$91,126	$99,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,445	101,013	85,927
Amortization of deferred financing costs	1,485	1,973	2,022
Loss on impairment of assets	2,521	1,075	—
Equity-based compensation	6,219	6,665	5,887
Deferred tax asset, net	(12)	(430)	887
Realization of deferred gain	—	—	(15,000)
Gain on disposal of assets, net	(45,418)	(41,474)	(28,209)
Non-cash interest income	(2,477)	(2,045)	(284)
Debt transaction costs	1,892	401	195
Other	469	770	285
Changes in operating assets and liabilities:
Trade receivables, net	511	2,787	(5,032)
Prepaid expenses and other	552	(1,127)	(2,454)
Accounts payable	(314)	(424)	(491)
Accrued expenses and other	1,257	1,341	4,595
NET CASH PROVIDED BY OPERATING ACTIVITIES	148,478	161,651	147,849
INVESTING ACTIVITIES
Acquisitions of hotel properties and land	(282,557)	(71,002)	(588,822)
Improvements to hotel properties	(59,268)	(66,610)	(37,191)
Investment in hotel properties under development	—	(13,430)	(20,993)
Proceeds from asset dispositions, net	165,724	104,030	120,733
Funding of real estate loans	(8,363)	(16,245)	(17,935)
Proceeds from principal payments on real estate loans	2,300	200	32,500
NET CASH USED IN INVESTING ACTIVITIES	(182,164)	(63,057)	(511,708)
FINANCING ACTIVITIES
Proceeds from issuance of debt	360,000	815,000	667,640
Principal payments on debt	(302,287)	(723,098)	(452,082)
Proceeds from equity offerings, net of issuance costs	—	—	318,307
Redemption of preferred stock	—	(85,000)	(75,025)
Dividends paid	(90,783)	(92,245)	(85,635)
Proceeds from contribution by joint venture partner	68,712	—	—
Financing fees on debt and other issuance costs	(3,840)	(3,978)	(1,953)
Repurchase of common shares for withholding requirements	(839)	(2,724)	(961)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	30,963	(92,045)	370,291
Net change in cash, cash equivalents and restricted cash	(2,723)	6,549	6,432
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	72,556	66,007	59,575
End of period	$69,833	$72,556	$66,007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$41,648	$38,743	$27,362
Accrued improvements to hotel properties	$4,856	$6,084	$7,074
Capitalized interest	$—	$446	$301
Cash payments for income taxes, net of refunds	$(229)	$839	$623
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

We focus on owning premium-branded hotels with efficient operating models primarily in the Upscale segment of the lodging industry. At December 31, 2019, our portfolio consisted of 72 hotels with a total of 11,288 guestrooms located in 23 states. At December 31, 2019, we own 100% of the outstanding equity interests in 67 of 72 of our hotels. We own a 51% controlling interest in five hotels that we acquired in 2019 through a joint venture. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our short taxable year ended December 31, 2011. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to our taxable REIT subsidiaries (“TRS Lessees”).

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

The accompanying Consolidated Financial Statements consolidate the accounts of all entities in which we have a controlling financial interest, as well as variable interest entities for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in the Consolidated Financial Statements.

We evaluate joint venture partnerships to determine if they should be consolidated based on whether the partners exercise joint control. For a joint venture where we exercise primary control and we also own a majority of the equity interests, we consolidate the joint venture partnership. We have consolidated the accounts of our joint venture partnership with GIC (see "Note 9 - Equity - Non-controlling Interest in Joint Venture") in our accompanying Consolidated Financial Statements.

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

Investment in Hotel Properties

The Company allocates the purchase price of acquired hotel properties based on the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Intangible assets may include certain value associated with the on-going operations of the hotel business being acquired as part of the hotel property acquisition.  Acquired intangible assets that derive their values from real property or an interest in real property, are inseparable from that real property or interest in real property, and do not produce or contribute to the production of income other than consideration for the use or occupancy of space, are recorded as a component of the related real estate asset in our Consolidated Financial Statements.  We allocate the purchase price of acquired hotel properties to land, building and furniture, fixtures and equipment based on third-party independent appraisals.

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

On a limited basis, we provide financing to developers of hotel properties for development projects. We evaluate these arrangements to determine if we participate in residual profits of the hotel property through the loan provisions or other agreements. Where we conclude that these arrangements are more appropriately treated as an investment in the hotel property, we reflect the loan as an Investment in Hotel Properties, net in our Consolidated Balance Sheets.

We monitor events and changes in circumstances for indicators that the carrying value of a hotel property or undeveloped land may be impaired. Additionally, we perform at least annual reviews to monitor the factors that could trigger an impairment.  Factors that we consider for an impairment analysis include, among others: i) significant underperformance relative to historical or anticipated operating results, ii) significant changes in the manner of use of a property or the strategy of our overall business, including changes in the estimated holding periods for hotel properties and land parcels, iii) a significant increase in competition, iv) a significant adverse change in legal factors or regulations, v) changes in values of comparable land or hotel sales, and vi) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows of the specific property and determine if the carrying amount of the asset is recoverable. If the carrying amount of the asset is not recoverable, we estimate the fair value of the property based on discounted cash flows, third party appraisals, or sales price if the property is under contract and an adjustment is made to reduce the carrying value of the property to its estimated fair value.

Intangible Assets

We amortize intangible assets with determined finite useful lives using the straight-line method.  We do not amortize intangible assets with indefinite useful lives, but we evaluate these assets for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired.

Assets Held for Sale

We periodically review our hotel properties and our undeveloped land based on established criteria such as age, type of franchise, adverse economic and competitive conditions, and strategic fit to identify properties that we believe are either non-strategic or no longer complement our business. Based on our review, we periodically market properties for sale that no longer meet our investment criteria. We also periodically receive unsolicited external inquiries that result in the sale of hotel properties.

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

We regularly review the collectability of our trade receivables. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.2 million at December 31, 2019 and $0.1 million at December 31, 2018. Bad debt expense was $0.5 million, $0.6 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which changed lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. We adopted ASU No. 2016-02 on January 1, 2019. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of ASC No. 842, Leases. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give companies another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows companies to not apply the new lease standard in the comparative periods they present in their financial statements in the year of adoption. The Company elected certain practical expedients allowed under the guidance and retained the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date. The Company also elected not to restate prior periods for the effect of the adoption of the new standard. In accordance with ASU No. 2016-02, we reclassified certain existing lease-related assets and liabilities to Right-of-use assets as of January 1, 2019. The adoption of ASU No. 2016-02 resulted in the recognition of incremental right-of-use assets and related lease liabilities of $23.6 million on the Consolidated Balance Sheet as of January 1, 2019 (see "Note 7 - Leases").

Notes Receivables

We selectively provide mezzanine financing to developers, where we also have the opportunity to acquire the hotel at or after the completion of the development project. Separately, we also may provide seller financing in connection with a hotel disposition under limited circumstances. We classify notes receivable as held-to-maturity and carry the notes receivable at cost less the unamortized discount, if any. We routinely evaluate our notes receivable for potential credit or collection issues that may indicate an impairment. Losses on notes receivable are recognized when incurred based on our best estimate of probable impairment.

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

Our Consolidated Financial Statements include non-controlling interests related to common units of limited partnership interests (“Common Units”) in the Operating Partnership held by unaffiliated third parties and third-party ownership of a 49% interest in a consolidated joint venture (See "Note 9 - Equity - Non-controlling Interest in Joint Venture" for further information).

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

Other revenues such as for parking, cancellation fees, meeting space or telephone services are recognized at the point in time or over the time period that the associated good or service is provided. Ancillary services such as parking at certain hotels are provided by third parties and we assess whether we are the principal or agent in such arrangements. If we are determined to be the agent, revenue is recognized based upon the commission paid to us by the third party for the services rendered to our customers. If we are determined to be the principal, revenues are recognized based upon the gross contract price of the service provided. Certain of our hotels have retail spaces, restaurants or other spaces that we lease to third parties. Lease revenues are recognized on a straight line basis over the respective lease terms and are included in Other income on our Consolidated Statement of Operations.

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

Equity-Based Compensation

Our 2011 Equity Incentive Plan, which was amended and restated effective June 15, 2015 (as amended, the “Equity Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other stock-based awards. We account for the stock options granted upon completion of our initial public offering at fair value using the Black-Scholes option-pricing model and we account for all other awards of equity, including time-based and performance-based stock awards using the grant date fair value of those equity awards. We have elected to account for forfeitures as they occur. Restricted stock awards with performance-based vesting conditions are market-based awards tied to total stockholder return and are valued using a Monte Carlo simulation model in accordance with ASC Topic 718, Compensation — Stock Compensation. We expense the fair value of awards under the Equity Plan ratably over the vesting period and market-based awards are not adjusted for performance. The amount of stock-based compensation expense may be subject to adjustment in future periods due to forfeitures or modification of previously granted awards.

Derivative Financial Instruments and Hedging

All derivative financial instruments are recorded at fair value in our Consolidated Balance Sheets. We use interest rate derivatives to hedge our risks on variable-rate debt. Interest rate derivatives could include interest rate swaps, caps and collars. We assess the effectiveness of each hedging relationship by comparing changes in fair value or cash flows of the derivative financial instrument with the changes in fair value or cash flows of the designated hedged item or transaction. The change in the fair value of the hedging instruments is recorded in Other comprehensive income. Amounts in Other comprehensive income will be reclassified to Interest expense in our Consolidated Statements of Operations in the period in which the hedged item affects earnings.

Income Taxes

We have elected to be taxed as a REIT under certain provisions of the IRC. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, which does not necessarily equal net income as calculated in accordance with GAAP. As a REIT, we generally will not be subject to federal income tax (other than taxes paid by our TRSs at regular corporate income tax rates) to the extent we distribute 100% of our REIT taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will be unable to re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT, unless we satisfy certain relief provisions.

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

Taxable income related to our TRSs are subject to federal, state and local income taxes at applicable tax rates. Our consolidated income tax provision includes the income tax provision related to the operations of the TRSs as well as state and local income taxes related to the Operating Partnership.

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

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (the “TCJA”), was enacted. The TCJA made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Pursuant to this legislation, as of January 1, 2018, (1) the federal income tax rate applicable to corporations was reduced to 21%, (2) the highest marginal individual income tax rate was reduced to 37% (through taxable years ending in 2025), (3) the corporate alternative minimum tax was repealed, and (4) the backup withholding rate for U.S. stockholders was reduced to 24%. In addition, individuals, estates and trusts may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income,” subject to certain limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends would be 29.6% (through taxable years ending in 2025). The maximum rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests is also reduced from 35% to 21%. The deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. The reduced corporate tax rate will apply to our TRSs and any other TRS that we form.

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

Reclassifications

Certain amounts reported in Food and beverage revenues, Other revenues, Food and beverage expenses, and Other hotel operating expenses in the Consolidated Statements of Operations in previous periods and certain amounts reported in the Consolidated Statements of Cash Flows in previous periods have been reclassified to conform to the current period presentation.

New Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which clarifies when an entity recognizes a credit loss on certain financial assets. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses: Targeted Transition Relief, which provides an option to irrevocably elect the fair value option in ASC No. 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASC No. 326, Financial Instruments - Credit Losses. ASU 2016-13 and ASU 2019-05 are both effective for our fiscal year commencing on January 1, 2020, with early adoption permitted. The adoption of ASU No. 2016-13 or ASU No. 2019-05 did not have a material effect on our consolidated financial position or results of operations.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 is effective for our fiscal year commencing on January 1, 2021, with early adoption permitted. The adoption of ASU No. 2019-12 will not have a material effect on our consolidated financial position or results of operations.

NOTE 3 –– INVESTMENT IN HOTEL PROPERTIES

Investment in Hotel Properties, net

Investment in hotel properties, net at December 31, 2019 and 2018 include (in thousands):

	2019	2018
Land	$319,603	$288,833
Hotel buildings and improvements	2,049,384	1,916,194
Furniture, fixtures and equipment	173,128	165,026
Construction in progress	9,388	21,059
Intangible assets	11,231	22,064
Real estate development loan	5,485	—
	2,568,219	2,413,176
Less - accumulated depreciation	(383,987)	(347,622)
	$2,184,232	$2,065,554

During the year ended December 31, 2019, we provided a mezzanine loan to fund up to $28.9 million for a mixed-use development project that includes a hotel property, retail space, and parking. We have classified the mezzanine loan as Investment in hotel properties, net in our Consolidated Balance Sheets at December 31, 2019 (See "Note 4 - Investment in Real Estate Loans" for further information).

Depreciation expense was $99.0 million, $100.5 million, and $85.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Intangible assets included in Investment in hotel properties, net in our Consolidated Balance Sheets include the following (in thousands):

	Weighted Average Amortization Period (in Years)	2019	2018
Intangible assets:
Air rights (1)	n/a	$10,754	$10,754
Favorable leases (2)	n/a	—	10,550
In-place lease agreements	2.0	397	680
Other	n/a	80	80
		11,231	22,064
Less - accumulated amortization		(224)	(1,108)
Intangible assets, net		$11,007	$20,956

(1)	In conjunction with the acquisition of the Courtyard by Marriott - Charlotte, NC, the Company acquired certain air rights related to the hotel property.

(2)
In accordance with ASU No. 2016-02, Leases (Topic 842), we reclassified certain existing lease-related intangible assets to Right-of-use assets as of January 1, 2019 (See "Note 7 - Leases" for further information).

Future amortization expense is expected to be as follows (in thousands):

Finite-Lived Intangible Assets
2020	$87
2021	86
$173

Hotel Property Acquisitions

Hotel property acquisitions in 2019 and 2018 were as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Guestrooms	Purchase Price
Year Ended December 31, 2019
August 6, 2019	Hampton Inn & Suites	Silverthorne, CO	88	$25,500
October 8, 2019	Portfolio Purchase - four properties(1)	various(1)	710	249,000
			798	$274,500	(2)

Year Ended December 31, 2018
September 12, 2018	Residence Inn by Marriott	Boston (Watertown), MA	150	$71,000
			150	$71,000	(3)

(1)   On October 8, 2019, we acquired a portfolio of four hotels for an aggregate purchase price of $249.0 million. The hotels acquired included the Hilton Garden Inn - San Francisco, CA, the Hilton Garden Inn - San Jose (Milpitas), CA, the Residence Inn by Marriott - Portland (Downtown), OR, and the Residence Inn by Marriott - Portland (Hillsboro), OR.

(2)
The net assets acquired in 2019 were purchased for $274.5 million plus the purchase of adjacent land parcels totaling $2.4 million, $1.0 million of net working capital assets and capitalized transaction costs of $0.4 million. We own a 51% controlling interest in these hotel properties through a consolidated joint venture.

(3)	The net assets acquired in 2018 were purchased for $71.0 million plus the purchase at settlement of $0.1 million of net working capital liabilities and capitalized transaction costs of $0.1 million.

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

	2019	2018
Land	$44,868	$25,083
Hotel buildings and improvements	219,410	42,676
Furniture, fixtures and equipment	12,995	3,300
Other assets	1,103	123
Total assets acquired	278,376	71,182
Less other liabilities	(79)	(180)
Net assets acquired (1) (2)	$278,297	$71,002

(1)
The net assets acquired in 2019 were purchased for $274.5 million plus the purchase of adjacent land parcels totaling $2.4 million, $1.0 million of net working capital assets and capitalized transaction costs of $0.4 million.

(2)	The net assets acquired in 2018 were purchased for $71.0 million plus the purchase at settlement of $0.1 million of net working capital liabilities and capitalized transaction costs of $0.1 million.

All hotel purchases completed in 2019 and 2018 were deemed to be the acquisition of assets. Therefore, acquisition costs related to these transactions have been capitalized as part of the recorded amount of the acquired assets.

On January 31, 2019, we exercised our option pursuant to a ground lease agreement to purchase the land upon which our Residence Inn by Marriott in Baltimore (Hunt Valley), MD is located for $4.2 million, which resulted in a termination of obligations under the ground lease. As a result, this hotel property is no longer subject to a ground lease.

On December 4, 2019, we exercised our right to acquire a fee simple interest in the land upon which our Hyatt Place in Garden City, NY is located for nominal consideration. As a result, the hotel is no longer subject to a PILOT (payment in lieu of taxes) lease with the Town of Hempstead Industrial Development Authority.

The results of operations of acquired hotel properties are included in the Consolidated Statements of Operations beginning on their respective acquisition dates. The following unaudited pro forma information includes operating results for 72 hotels owned as of December 31, 2019 as if all such hotels had been owned by us since January 1, 2018.  For hotels acquired by us after January 1, 2018 (the "Acquired Hotels"), we have included in the unaudited pro forma information the financial results of each of the Acquired Hotels for the period from January 1, 2018 to the date the Acquired Hotels were purchased by us (the "Pre-Acquisition Period"). The financial results for the Pre-Acquisition Period were provided by the third-party owner of such Acquired Hotel prior to purchase by us and such information has not been audited or reviewed by our auditors or adjusted by us. For hotels sold by us between January 1, 2018 and December 31, 2019 (the "Disposed Hotels"), the unaudited pro forma information excludes the financial results, including gains on disposal of assets, of each of the Disposed Hotels for the period of ownership by us from January 1, 2018 through the date that the Disposed Hotels were sold by us. The unaudited pro forma information is included to enable comparison of results for the current reporting period to results for the comparable period of the prior year and is not indicative of what actual results of operations would have been had the hotel acquisitions and dispositions taken place on or before January 1, 2018. The unaudited pro forma amounts exclude the gain or loss on the sale of hotel properties during the years ended December 31, 2018 and 2019. This information does not purport to be indicative of or represent results of operations for future periods.

The unaudited condensed pro forma financial information for the 72 hotel properties owned at December 31, 2019 for the twelve months ended December 31, 2019 and 2018 is as follows (in thousands, except per share):

	2019	2018
Revenues	$572,262	$562,097
Income from hotel operations	$215,372	$215,931
Net income (1)	$57,909	$71,478
Net income attributable to common stockholders, net of amount allocated to participating securities and non-controlling interests (1) (2)	$33,671	$38,803
Basic and diluted net income per share attributable to common stockholders (1) (2)	$0.32	$0.37

(1)
Unaudited pro forma amounts include depreciation expense, property tax expense, interest expense, income tax expense, and corporate general and administrative expenses totaling $197.1 million and $181.9 million for the twelve months ended December 31, 2019 and 2018, respectively.

(2)
Unaudited pro forma amounts for the twelve months ended December 31, 2018 include the effect of the premium on redemption of preferred stock of $3.3 million and higher preferred dividends of $1.8 million related to the redeemed preferred stock.

Developed Properties

We completed the development and commenced operations of the 168-guestroom Hyatt House Across From Orlando Universal Resort™ on June 27, 2018. The total construction cost for this hotel was $32.8 million, excluding land that we acquired in a prior-year transaction. The carrying amount for this hotel includes internal capitalized costs of $1.6 million. Total costs of $37.2 million, including the carrying amount of the land, were reclassified as Investment in hotel properties, net upon completion.

Asset Sales

A summary of the dispositions in 2019 and 2018 follows (dollars in thousands):

Disposition Date	Franchise/Brand	Location	Guestrooms	Gross Sales Price	Aggregate Gain, net
Year Ended December 31, 2019
February 12, 2019	Portfolio Sale - two properties(1)	Charleston, WV (1)	130	$11,600	$4,163
April 17, 2019	Portfolio Sale - six properties (2)	various (2)	815	135,000	36,626
November 8, 2019	Portfolio Sale - two properties (3)	Birmingham, AL (3)	225	21,800	4,857
Total			1,170	$168,400	$45,646
Year Ended December 31, 2018
June 29, 2018	Portfolio Sale - two properties(4)	various (4)	175	$18,950	$13,133
June 29, 2018	Portfolio Sale - two properties (5)	Duluth, GA (5)	265	24,850	4,218
July 24, 2018	Portfolio Sale - three properties (6)	various (6)	322	46,500	22,964
September 28, 2018	Hyatt Place	Fort Myers, FL	148	16,500	2,195
November 7, 2018	Land parcel	Spokane, WA	n/a	450	139
Total			910	$107,250	$42,649

(1)	The portfolio included the Country Inn & Suites and the Holiday Inn Express in Charleston, WV.

(2)
The portfolio included the SpringHill Suites in Minneapolis (Bloomington), MN, the Hampton Inn & Suites in Minneapolis (Bloomington), MN, the Residence Inn in Salt Lake City, UT, the Hyatt Place in Dallas (Arlington), TX, the Hampton Inn in Santa Barbara (Goleta), CA, and the Hampton Inn in Boston (Norwood), MA. The sale resulted in a net gain of $36.6 million based on a gross aggregate sales price of $135.0 million, or a net aggregate sales price of $133.0 million after a buyer credit of $2.0 million.

(3)	The portfolio included the Hilton Garden Inn in Birmingham (Lakeshore), AL and the Hilton Garden Inn in Birmingham (Liberty Park), AL.

(4)	The portfolio included the Hampton Inn in Provo, UT and the Holiday Inn Express & Suites in Sandy, UT.

(5)
The portfolio included the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA. We provided seller financing of $3.6 million on the sale of these properties under two three-and-a-half-year second mortgage notes with a blended interest rate of 7.38%.

(6)
The portfolio included the Hampton Inn & Suites in Smyrna, TN, the Hilton Garden Inn in Smyrna, TN and the Hyatt Place Phoenix North in Phoenix, AZ. The proceeds from these sales were used to complete a 1031 Exchange, which resulted in the deferral of taxable gains of $22.2 million.

Loss on Impairment of Assets

During the year ended December 31, 2019, the Company recorded an impairment charge of $1.7 million for the Hyatt Place - Chicago (Hoffman Estates) to reduce the net carrying amount of the property to its estimated net fair market value of $5.9 million, which was determined by a third-party independent appraisal.

During the year ended December 31, 2019, the Company also recorded impairment charges on two land parcels to reduce the net carrying amounts of the properties to their estimated fair market values based on third-party independent appraisals and a purchase contract for the sale of one of the land parcels that is expected to be completed in 2020. In 2018, we recorded impairment charges on two land parcels to reduce the net carrying amounts of the properties to their estimated fair market values based on third-party independent appraisals.

NOTE 4 — INVESTMENT IN REAL ESTATE LOANS

Investment in real estate loans, net at December 31, 2019 and 2018 is as follows (in thousands):

	2019	2018
Real estate loans	$32,831	$34,650
Unamortized discount	(1,895)	(3,950)
	$30,936	$30,700

The amortized cost bases of our Investment in real estate loans approximate their fair value. The amortized cost bases and the contractual maturities of our Investment in real estate loans outstanding at December 31, 2019 are $28.9 million in 2020 and $2.0 million in 2021.

Real Estate Development Loans

We provided mezzanine loans on three real estate development projects to fund up to an aggregate of $29.6 million for the development of three hotel properties. The three real estate development loans closed in the fourth quarter of 2017 and each has a stated interest rate of 8% and an initial term of approximately three years.  Interest income on the mezzanine loans will be recorded in our Consolidated Statement of Operations as it is earned. As of December 31, 2019, we have funded the full amount of $29.6 million. We have separate options related to each loan (each the "Initial Option") to purchase a 90% interest in each joint venture that owns the respective hotel upon completion of construction. The Initial Options are exercisable while the related real estate development loan is outstanding. We also have the right to purchase the remaining interests in each joint venture at future dates, generally five years after we exercise our Initial Option. We have recorded the aggregate estimated fair value of the Initial Options totaling $6.1 million in Other assets and as a discount to the related real estate loans. The discount will be amortized as a component of non-cash interest income over the initial term of the real estate loans using the straight-line method, which approximates the interest method. We recorded amortization of the discount of $2.1 million and $2.0 million during the years ended December 31, 2019 and 2018, respectively. We intend to hold our Investment in Real Estate Loans to maturity and therefore, such loans are recorded as held-to-maturity.

During the year ended December 31, 2019, we provided a mezzanine loan to fund up to $28.9 million for a mixed-use development project that includes a hotel property, retail space, and parking. The loan closed in the third quarter of 2019 and has a stated interest rate of 9% and an initial term of 30 months. The loan is secured by a second mortgage on the development project and a pledge of the equity in the project owner. As of December 31, 2019, we have funded $7.9 million of the loan commitment. Upon completion of construction, we have an option to purchase a 90% interest in the hotel (the “Initial Purchase Option”). We also have the right to purchase the remaining interest in the hotel five years after the completion of construction. We have issued a $10.0 million letter of credit under our senior unsecured credit facility to secure the exercise of the Initial Purchase Option. As such, we have classified the loan as Investment in hotel properties, net on our Consolidated Balance Sheets at December 31, 2019. Interest income on the mezzanine loan will be recorded in our Consolidated Statement of Operations as it is earned. We have recorded the aggregate estimated fair value of the Initial Purchase Option totaling $2.8 million in Other assets and as a contra-asset to Investment in hotel properties, net. The contra-asset will be amortized as a component of non-cash interest income over the term of the real estate development loan using the straight-line method, which approximates the interest method. During the year ended December 31, 2019, we amortized $0.4 million as non-cash interest income.

Seller-Financing Loans

On June 29, 2018, we sold the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA for an aggregate selling price of $24.9 million. We provided seller financing totaling $3.6 million on the sale of these properties under two, 3.5 year second mortgage notes with a blended interest rate of 7.38%. As of December 31, 2019, there was $2.5 million outstanding on the seller-financing loans.

NOTE 5 — SUPPLEMENTAL BALANCE SHEET INFORMATION

Assets Held for Sale, net

Assets held for sale at December 31, 2019 and 2018 include the following (in thousands):

	2019	2018
Land	$425	$2,442
Hotel building and improvements	—	7,929
Furniture, fixtures and equipment	—	2,519
Franchise fees	—	131
	425	13,021
Less - accumulated depreciation and amortization	—	(5,388)
	$425	$7,633

Assets held for sale at December 31, 2019 included a land parcel in Flagstaff, AZ, which is currently under contract for sale. Assets held for sale at December 31, 2018 included a land parcel in Flagstaff, AZ and two hotels that were sold on February 12, 2019.

During the year ended December 31, 2019, we recognized a loss on impairment of assets of $0.1 million to reduce the carrying value of the land parcel in Flagstaff, AZ to its estimated net sales price based on a pending sales contract that is expected to close in 2020.

Restricted Cash

Restricted cash at December 31, 2019 and 2018 was as follows (in thousands):

	2019	2018
FF&E reserves	$25,664	$24,386
Property taxes	1,728	1,625
Other	203	2,457
	$27,595	$28,468

Prepaid Expenses and Other

Prepaid expenses and other at December 31, 2019 and 2018 included the following (in thousands):

	2019	2018
Prepaid insurance	$3,501	$2,822
Prepaid taxes	2,032	3,825
Other	3,311	3,464
	$8,844	$10,111

Deferred Charges

Deferred charges at December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Initial franchise fees	$6,615	$6,463
Less - accumulated amortization	(1,906)	(1,772)
	$4,709	$4,691

Amortization expense for the years ended December 31, 2019, 2018, and 2017 was $0.4 million, $0.5 million and $0.4 million, respectively.

Other Assets

Other assets at December 31, 2019 and 2018 included the following (in thousands):

	2019	2018
Purchase options related to real estate loans	$8,920	$6,120
Deferred tax asset, net	2,138	2,046
Other	981	—
Prepaid land lease	—	3,180
Derivative financial instruments	—	3,461
	$12,039	$14,807

In accordance with ASU No. 2016-02, Leases (Topic 842), we reclassified certain prepaid land lease assets to Right-of-use assets as of January 1, 2019 (See "Note 7 - Leases" for further information).

Accrued Expenses and Other

Accrued expenses and other at December 31, 2019 and 2018 included the following (in thousands):

	2019	2018
Accrued property, sales and income taxes	$21,392	$19,570
Derivative financial instruments	16,177	5,042
Other accrued expenses at hotels	13,274	13,288
Accrued salaries and benefits	11,625	10,540
Other	8,209	9,801
Accrued interest	1,082	3,186
Acquired unfavorable leases	—	4,623
	$71,759	$66,050

In accordance with ASU No. 2016-02, Leases (Topic 842), we reclassified certain acquired unfavorable lease liabilities to Right-of-use assets as of January 1, 2019 (See "Note 7 - Leases" for further information).

NOTE 6 –– DEBT

At December 31, 2019, our indebtedness is comprised of borrowings under the 2018 Unsecured Credit Facility (as defined below), the 2018 Term Loan (as defined below), the 2017 Term Loan (as defined below), the Joint Venture Credit Facility (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. At December 31, 2018, our indebtedness is comprised of borrowings under the 2018 Unsecured Credit Facility (as defined below), the 2018 Term Loan (as defined below), the 2017 Term Loan (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving affect to our interest rate derivatives, for all borrowings was 3.95% and 4.27% at December 31, 2019 and 2018, respectively.

$600 Million Senior Unsecured Credit and Term Loan Facility

On December 6, 2018, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $600.0 million senior unsecured facility (the “2018 Unsecured Credit Facility”) with Deutsche Bank AG New York Branch as administrative agent, and a syndicate of lenders. The 2018 Unsecured Credit Facility is comprised of a $400.0 million revolving credit facility (the “$400 Million Revolver”) and a $200.0 million term loan (the “$200 Million Term Loan”). At December 31, 2019, the maximum amount of borrowing provided by the 2018 Unsecured Credit Facility was $600.0 million, of which we had $275.0 million borrowed and $315.0 million available to borrow.

The 2018 Unsecured Credit Facility has an accordion feature which will allow the Company to increase the total commitments by an aggregate of up to $300.0 million.  The $400 Million Revolver will mature on March 31, 2023 and can be extended to March 31, 2024 at the Company’s option, subject to certain conditions. The $200 Million Term Loan will mature on April 1, 2024.

The interest rate on the 2018 Unsecured Credit Facility is based on a pricing grid ranging from 135 basis points to 210 basis points plus LIBOR for the $200 Million Term Loan and 140 basis points to 215 basis points plus LIBOR for the $400 Million Revolver, depending upon the Company's leverage ratio. The interest rate at December 31, 2019 for the $200 Million Term Loan was 3.36%.

Financial and Other Covenants.  We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2018 Unsecured Credit Facility. At December 31, 2019, we were in compliance with all financial covenants.

Unencumbered Assets. The 2018 Unsecured Credit Facility is unsecured.  However, borrowings under the 2018 Unsecured Credit Facility are limited by the value of hotel assets that qualify as unencumbered assets. At December 31, 2019, the Company had 52 unencumbered hotel properties (the "Unencumbered Properties") supporting the 2018 Unsecured Credit Facility.

Unsecured Term Loans

2018 Term Loan

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a new $225.0 million unsecured term loan (the “2018 Term Loan”) with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documentation. The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the maturity date of February 14, 2025, subject to certain conditions.  At closing, we drew $140.0 million of the $225.0 million available under the 2018 Term Loan and used the proceeds to pay off and replace a term loan entered into in 2015. On May 16, 2018, we drew the remaining $85.0 million available under the 2018 Term Loan and used the proceeds to pay down our former $300 million revolving credit facility.

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.80% and 2.55%, depending upon our leverage ratio (as defined in the loan documents), or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin between 0.80% and 1.55%, depending upon our leverage ratio.  We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at December 31, 2019 was 3.66%.

On February 18, 2020, the Company repriced the $225 million 2018 Term Loan, lowering the interest rate to 150 basis points plus LIBOR based on the Company’s current leverage based pricing level, which represents a reduction of 40 basis points compared to the prior rate of 190 basis points plus LIBOR.  All other material provisions of the loan remain unchanged, including the maturity date of the loan which remains February 14, 2025. The Company expects to realize approximately $0.9 million of annual interest expense savings as a result of the transaction through the remaining term of the loan.

Financial and Other Covenants.  We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2018 Term Loan. At December 31, 2019, we were in compliance with all financial covenants.

Unencumbered Assets.  The 2018 Term Loan is unsecured.  However, borrowings under the term loan are limited by the value of the assets that qualify as unencumbered assets.  At December 31, 2019, the Unencumbered Properties also supported the 2018 Term Loan.

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

Financial and Other Covenants. In addition, we are required to comply with various financial and other covenants in order to borrow and maintain borrowings under the 2017 Term Loan. At December 31, 2019 we are in compliance with all financial covenants.

Unencumbered Assets. The 2017 Term Loan is unsecured. However, borrowings under the term loan are limited by the value of hotel assets that qualify as unencumbered assets. As of December 31, 2019, the Unencumbered Properties also supported the 2017 Term Loan.

The 2017 Term Loan gave us the option to delay draws of the principal amount of the term loan. On September 26, 2017, we drew $125.0 million of the $225.0 million available under the 2017 Term Loan and used the proceeds to pay down the principal balance of our former $300 million revolving credit facility. On December 11, 2017, we drew the remaining $100.0 million of the $225.0 million available under the 2017 Term Loan and used the proceeds to pay down the principal balance of our former $300 million revolving credit facility. The interest rate at December 31, 2019 was 3.36%.

Joint Venture Credit Facility

On October 8, 2019, Summit JV MR 1, LLC (the “Borrower”), as borrower, Summit Hospitality JV, LP (the “Parent”), as parent, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a $200 million credit facility (the “Joint Venture Credit Facility”) with Bank of America, N.A., as administrative agent and sole initial lender, and BofA Securities, Inc., as sole lead arranger and sole bookrunner.

The Operating Partnership and the Company are not borrowers or guarantors of the Joint Venture Credit Facility. The Joint Venture Credit Facility is guaranteed by all of the Borrower’s existing and future subsidiaries, subject to certain exceptions.

The Joint Venture Credit Facility is comprised of a $125 million revolving credit facility (the “$125 Million Revolver”) and a $75 million term loan (the “$75 Million Term Loan”). The Joint Venture Credit Facility has an accordion feature which will allow us to increase the total commitments by up to $300 million, for aggregate potential borrowings of up to $500 million on the Joint Venture Credit Facility.

The $125 Million Revolver and the $75 Million Term Loan will mature on October 8, 2023. Each individually can be extended for a single twelve-month period at the Joint Venture's option, subject to certain conditions.

Interest is paid on revolving credit advances at varying rates based upon, at the Borrower's option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a margin of 2.15% for Eurodollar rate advances, or (ii) LIBOR, plus a margin of 2.15% for LIBOR floating rate advances, or (iii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month LIBOR plus 1.00%, plus a base rate margin of 1.15%. The applicable margin for a term loan advance shall be five basis points less than revolving credit advances referenced above.

Borrowing Base Assets. The Joint Venture Credit Facility is secured primarily by a first priority pledge of the Borrower's equity interests in the subsidiaries that hold the borrowing base assets, and the related TRS entities, which wholly own the TRS lessees that lease each of the borrowing base assets.

Financial and Other Covenants. In addition, the Borrower is required to comply with a series of financial and other covenants in order to borrow under the Joint Venture Credit Facility.

MetaBank Loan

On June 30, 2017, we entered into a $47.6 million secured, non-recourse loan with MetaBank (the "MetaBank Loan"). During the year ended December 31, 2017, we borrowed $47.6 million on the MetaBank Loan and used the proceeds to pay down the principal balance of our former $300 million revolving credit facility. The MetaBank Loan provides for a fixed interest rate of 4.44% and originally provided for interest only payments for 18 months following the closing date. On January 31, 2019, we entered into a modification agreement, at no additional cost, that increased the interest-only period from 18 months to 24 months following the closing date. Beginning August 1, 2019, the loan amortizes over 25 years through the maturity date of July 1, 2027. The MetaBank Loan is secured by three hotels and is subject to a prepayment penalty if prepaid prior to April 1, 2027.

At December 31, 2019 and 2018 our outstanding indebtedness was as follows (in thousands):

Lender	Reference	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Properties Encumbered	Balance at
						December 31,
					12/31/2019	2019	2018
$600 Million Senior Unsecured Credit and Term Loan Facility (1)
Deutsche Bank AG New York Branch
$400 Million Revolver		3.41% Variable	n/a	March 31, 2023	n/a	$75,000	$115,000
$200 Million Term Loan		3.36% Variable	n/a	April 1, 2024	n/a	200,000	200,000
Total Senior Unsecured Credit and Term Loan Facility						275,000	315,000

Joint Venture Credit Facility (2)
Bank of America, N.A.
$125 Million Revolver		3.91% Variable	n/a	October 8, 2023	n/a	65,000	—
$75 Million Term Loan		3.86% Variable	n/a	October 8, 2023	n/a	75,000	—
Total Joint Venture Credit Facility						140,000	—

Unsecured Term Loan (1)
Term Loan (KeyBank National Association, as Administrative Agent)		3.36% Variable	n/a	November 25, 2022	n/a	225,000	225,000
Term Loan (KeyBank National Association, as Administrative Agent)		3.66% Variable	n/a	February 14, 2025	n/a	225,000	225,000

Secured Mortgage Indebtedness
KeyBank National Association	(3)	4.46% Fixed	30	February 1, 2023	3	19,510	26,357
	(4)	4.52% Fixed	30	April 1, 2023	3	19,992	20,444
	(5)	4.30% Fixed	30	April 1, 2023	3	19,323	19,777
	(6)	4.95% Fixed	30	August 1, 2023	2	34,695	35,411
MetaBank	(7)	4.44% Fixed	25	July 1, 2027	3	47,226	47,640
Bank of Cascades	(8)	3.76% Variable	25	December 19, 2024	1	8,490	8,757
	(8)	4.30% Fixed	25	December 19, 2024	—	8,490	8,757
Compass Bank	(9)	n/a	25	May 6, 2020	—	—	22,151
U.S. Bank, NA	(10)	n/a	25	November 11, 2021	—	—	10,717
Total Mortgage Loans					15	157,726	200,011
Total Debt						1,022,726	965,011
Unamortized debt issuance costs						(6,563)	(6,299)
Debt, net of issuance costs						$1,016,163	$958,712

(1) The $600 million Senior Secured Credit and Term Loan Facility and Unsecured Term Loans are supported by a borrowing base of 52 unencumbered hotel properties.

(2) The Joint Venture Credit Facility is secured by pledges of the equity in the entities (and affiliated entities) that own the hotels.

(3) On January 25, 2013, we closed on a $29.4 million loan with a fixed rate of 4.46% and a maturity of February 1, 2023. This loan is secured by three of the Hyatt Place hotels we acquired in October 2012. These hotels are located in Chicago (Lombard), IL; Denver (Lone Tree), CO; and Denver (Englewood), CO.  This loan is subject to defeasance costs if prepaid. On March 19, 2019, we defeased $6.3 million of the principal balance to have the encumbrance released on one property, the Hyatt Place in Arlington, TX, to facilitate the sale of the property. As a result of this transaction, we recorded debt transaction costs of $0.6 million primarily related to the debt defeasance premium.

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

(7) On June 30, 2017, we entered into the MetaBank Loan. The MetaBank Loan is secured by the Hampton Inn & Suites in Minneapolis, MN, the Four Points by Sheraton Hotel & Suites in South San Francisco, CA, and the Hyatt Place in Mesa, AZ. The MetaBank Loan is subject to a prepayment penalty if prepaid prior to April 1, 2027.

(8) On December 19, 2014, we refinanced our loan with Bank of the Cascades and increased the amount financed by $7.9 million.  As part of the refinance the loan was split into two notes. Note A carries a variable interest rate of 30-day LIBOR plus 200 basis points and Note B carries a fixed interest rate of 4.3%. Both notes have amortization periods of 25 years and maturity dates of December 19, 2024. The Bank of Cascades mortgage loan is comprised of two promissory notes that are secured by the same collateral and cross-defaulted.

(9) On April 24, 2019, we repaid a mortgage loan with Compass Bank totaling $21.9 million that was secured by three hotel properties. There was no prepayment penalty associated with the repayment of this loan. After the repayment of this loan, the three hotels were added to the Company's Unencumbered Properties.

(10) On April 11, 2019, we repaid a $10.6 million mortgage loan with U.S. Bank to release the encumbrance on the Hampton Inn in Goleta, CA to facilitate the sale of the property. As a result of this transaction, we incurred debt transaction costs of $1.0 million.

Our outstanding indebtedness requires us to comply with various financial and other covenants. We are currently in compliance with all covenants.

Our total fixed-rate and variable-rate debt at December 31, 2019 and 2018, after giving effect to our interest rate derivatives, is as follows (in thousands):

	2019	Percentage	2018	Percentage
Fixed-rate debt	$549,236	54%	$569,103	59%
Variable-rate debt	473,490	46%	395,908	41%
	$1,022,726		$965,011

Contractual principal payments for each of the next five years are as follows (in thousands):

2020	$3,742
2021	3,912
2022	229,072
2023	303,434
2024	216,105
Thereafter	266,461
$1,022,726

 Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Fixed-rate debt	$149,236	$151,268	$169,103	$166,256	Level 2 - Market approach

At December 31, 2019 and 2018, we had $400.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to “Note 8 –– Derivative Financial Instruments and Hedging.”

NOTE 7 –– LEASES

The Company has operating leases related to the land under certain hotel properties, conference centers, parking spaces, automobiles, our corporate office and other miscellaneous office equipment. These leases have remaining terms of 1 year to 79 years, some of which include options to extend the leases for additional years. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business. We rent or sublease certain real estate to third parties. In

2019, 2018, and 2017, we recorded gross third party tenant income of $2.2 million, $1.7 million, and $1.4 million, respectively, which were recorded in Other income in the Consolidated Statements of Operations.

On January 1, 2019, the Company adopted ASC No. 842, Leases, and recognized right-of-use lease assets and related liabilities. The right-of-use assets and related liabilities include renewal options reasonably certain to be exercised. We base our lease calculations on our estimated incremental borrowing rate. As of December 31, 2019, our weighted average incremental borrowing rate was 4.9%.

In 2019, 2018, and 2017, the Company's total operating lease cost was $3.3 million, $3.6 million, and $4.0 million, respectively, and the operating cash outflows from operating leases was $3.0 million, $3.6 million, and $3.5 million, respectively. As of December 31, 2019, the weighted average operating lease term was 28.25 years.

On January 31, 2019, we exercised our option pursuant to a ground lease agreement to purchase the land upon which our hotel property in Baltimore (Hunt Valley), MD is located for $4.2 million, which resulted in a termination of obligations under the ground lease.

On December 4, 2019, we exercised our right to acquire a fee simple interest in the land upon which our Hyatt Place in Garden City, NY is located for nominal consideration. As a result, the hotel is no longer subject to a PILOT (payment in lieu of taxes) lease with the Town of Hempstead Industrial Development Authority.

Operating lease maturities as of December 31, 2019 are as follows (in thousands):

2020	$2,148
2021	2,038
2022	1,815
2023	959
2024	900
Thereafter	28,904
Total lease payments (1)	36,764
Less imputed interest	(17,160)
Total	$19,604

(1) Certain payments above include future increases to the minimum fixed rent based on the Consumer Price Index in effect at the initial measurement of the lease balances.

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

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

Information about our derivative financial instruments at December 31, 2019 and 2018 is as follows (dollar amounts in thousands):

			Average Annual Effective Fixed Rate	Notional Amount		Fair Value
Contract date	Effective Date	Expiration Date		December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	$100,000	$100,000	$(1,316)	$1,758
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	100,000	100,000	(1,350)	1,703
June 11, 2018	September 28, 2018	September 30, 2024	2.87%	75,000	75,000	(4,389)	(1,656)
June 11, 2018	December 31, 2018	December 31, 2025	2.93%	125,000	125,000	(9,122)	(3,386)
				$400,000	$400,000	$(16,177)	$(1,581)

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At December 31, 2019, all of our interest rate swaps were in a liability position as a result of a decline in short term interest rates and a continued flattening of the forward yield curve during 2019. At December 31, 2018, two of our interest rate swaps were in an asset position and two were in a liability position. We are not required to post any collateral related to these agreements and we are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments included in the assessment of hedge effectiveness will be recorded in other comprehensive income. Amounts deferred in other comprehensive income will be reclassified to interest expense as interest payments are made on the hedged variable-rate debt. In 2020, we estimate that an additional $3.4 million will be reclassified from other comprehensive income and recorded as an increase to interest expense.

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	2019	2018	2017
(Loss) Gain recognized in Accumulated other comprehensive loss on derivative financial instruments	$(15,327)	$(3,050)	$1,703
Loss reclassified from Accumulated other comprehensive loss to interest expense	$(731)	$(150)	$(734)
Total interest expense and other finance expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded	$(41,030)	$(41,944)	$(29,687)

NOTE 9 — EQUITY

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

Changes in common stock during the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Beginning common shares outstanding	104,783,179	104,287,128
Grants under the Equity Plan	537,734	583,738
Common Unit redemptions	50,244	64,126
Annual grants to independent directors	40,455	34,130
Common stock issued for director fees	—	3,543
Performance share and other forfeitures	(167,757)	(1,636)
Shares retained for employee tax withholding requirements	(74,340)	(187,850)
Ending common shares outstanding	105,169,515	104,783,179

At December 31, 2019 and 2018, the Company had reserved 14,365,537 and 14,591,213 shares of common stock, respectively, for the issuance of common stock (i) upon the exercise of stock options, issuance of time-based restricted stock awards, issuance of performance-based restricted stock awards, grants of director stock awards, or other awards issued pursuant to our Equity Plan, (ii) upon redemption of Common Units, or (iii) under the 2017 ATM Program.

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

At December 31, 2019 and 2018, unaffiliated third parties owned 209,021 and 259,265, respectively, of Common Units of the Operating Partnership, representing less than a 1% limited partnership interest in the Operating Partnership.

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

Non-controlling Interest in Joint Venture

In July 2019, the Company entered into a joint venture with GIC, Singapore’s sovereign wealth fund, to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the joint venture and intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the joint venture and will have the potential to earn incentive fees based on the joint venture achieving certain return thresholds. As of December 31, 2019, the joint venture owns the five hotel properties acquired in 2019.

The joint venture owns the hotels through a master real estate investment trust (“Master REIT”) and subsidiary REITs (“Subsidiary REIT”). All of the hotels owned by the joint venture are leased to taxable REIT subsidiaries of the Subsidiary REITs (“Subsidiary REIT TRS”). To qualify as a REIT, the Master REIT must meet all of the REIT requirements summarized under “Note 2 - Basis of Presentation and Significant Accounting Policies - Income Taxes.” Taxable income related to the Subsidiary REIT TRSs is subject to federal, state and local income taxes at applicable tax rates.

We classify the non-controlling interest in the joint venture as a component of equity in the Company’s Consolidated Balance Sheets. The portion of net income allocated to this non-controlling interest is reported on the Company’s Consolidated Statements of Operations as net income attributable to non-controlling interest of the joint venture.

NOTE 10 — FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2019 and 2018. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurement at December 31, 2019 using
	Level 1	Level 2	Level 3	Total
Assets:
Purchase options related to real estate loans	$—	$—	$8,920	$8,920
Liabilities:
Interest rate swaps	—	16,177	—	16,177

	Fair Value Measurement at December 31, 2018 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$3,461	$—	$3,461
Purchase options related to real estate loans	—	—	6,120	6,120
Liabilities:
Interest rate swaps	—	5,042	—	5,042

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

	Real Estate Loan 1	Real Estate Loan 2	Real Estate Loan 3	Real Estate Loan 4
Exercise price	$15,143	$17,377	$5,503	$37,800
First option exercise date (1)	12/31/2018	3/31/2019	5/31/2019	8/15/2021
Last option exercise date	11/1/2020	12/5/2020	12/1/2020	8/30/2021
Expected volatility	32.0%	38.0%	37.0%	31.3%
Risk free rate	1.7%	1.8%	1.9%	1.5%
Expected annualized equity dividend yield	6.8%	9.9%	6.5%	—%	(2)

(1) The first option date is the date used for valuing the Purchase Option. The actual option exercise dates are on or after the hotels are fully constructed and open for business. As of December 31, 2019, three of the four hotels were open for business.
(2) The purchase option was valued using the Black-Scholes model which assumes no dividends.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2019 or 2018.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Franchise Agreements

All of our hotel properties operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 20 years with various extension provisions. Each franchisor receives franchise fees ranging from 2% to 6% of each hotel property’s gross revenue, and some agreements require that we pay marketing fees of up to 4% of gross revenue. In addition, some of these franchise agreements require that we deposit a percentage of the hotel property’s gross revenue, generally not more than 5%, into a reserve fund for capital expenditures. We also pay fees to our franchisors for services related to reservation and information systems. In 2019, 2018, and 2017, we expensed fees related to our franchise agreements of $47.8 million, $47.7 million, and $41.6 million, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various professional third-party management companies. The terms of our management agreements range from month-to-month to twenty-five years with various extension provisions. Each management company receives a base management fee, generally a percentage of total hotel property revenues. In some cases there are also monthly fees for certain services, such as accounting, based on the number of guestrooms. Generally there are also incentive fees based on attaining certain financial thresholds. In 2019, 2018, and 2017, we expensed fees related to our hotel management agreements of $16.6 million, $18.5 million, and $18.2 million, respectively.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business. We are not currently aware of any actions against us that would have a material effect on our financial condition or results of operations.

NOTE 12 — EQUITY-BASED COMPENSATION

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

Stock Options Granted Under Our Equity Plan

As of December 31, 2019, 2018 and 2017, we had 235,000 outstanding and exercisable stock options. At December 31, 2019, the stock options had a weighted average exercise price of $9.75 and a weighted average contractual term of 1.2 years.

At December 31, 2019, the intrinsic value of outstanding and exercisable options was $0.6 million. At December 31, 2018, the exercise price of our outstanding and exercisable stock options exceeded the market price of our common stock, resulting in no intrinsic value. The intrinsic value of outstanding and exercisable options at December 31, 2017 was $1.3 million.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock activity under our Equity Plan for 2019 and 2018:

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Current Value
			(in thousands)
Non-vested December 31, 2017	391,477	$13.52
Granted	185,930	13.15
Vested	(205,619)	13.41
Forfeited	(1,636)	12.84
Non-vested December 31, 2018	370,152	13.40
Granted	235,407	11.32
Vested	(154,801)	12.82
Forfeited	(2,291)	12.65
Non-vested December 31, 2019	448,467	$12.51	$5,534

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

During the years ended December 31, 2019, 2018, and 2017, the total fair value of time-based restricted stock awards that vested was $2.0 million, $2.8 million and $1.4 million, respectively.

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under our Equity Plan for 2019 and 2018:

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Current Value
			(in thousands)
Non-vested December 31, 2017	619,429	$16.16
Granted	397,808	15.69
Vested	(309,010)	18.78
Non-vested December 31, 2018	708,227	14.75
Granted	302,327	12.81
Vested	(89,097)	13.77
Forfeited	(165,466)	13.77
Non-vested December 31, 2019	755,991	$14.31	$9,329

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

The fair value of performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model and the following assumptions:

	2019	2018	2017
Expected dividend yield	6.17%	5.33%	4.14%
Expected stock price volatility	23.2%	25.7%	24.8%
Risk-free interest rate	2.43%	2.41%	1.59%
Monte Carlo iterations	100,000	100,000	100,000
Weighted average estimated fair value of performance-based restricted stock awards	$12.81	$13.73	$17.13

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

Director Stock Awards Made Pursuant to Our Equity Plan

During the years ended December 31, 2019 and 2018, we granted 40,455 and 34,130 shares of common stock, respectively, to our non-employee directors as a part of our director compensation program. These grants were made pursuant to our Equity Plan and were vested upon grant.

Our non-employee directors have the option to receive shares of our common stock in lieu of cash for their director fees. In 2019, all directors elected to receive cash for their director fees. In 2018, we issued 3,543 shares of common stock for director fees. The fair value of director stock awards is calculated based on the market value of our common stock on the date of grant.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate General and Administrative expense in the Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017 was as follows (in thousands):

	2019	2018	2017
Time-based restricted stock	$2,327	$2,384	$2,145
Performance-based restricted stock	3,396	3,727	3,183
Director stock	496	554	559
	$6,219	$6,665	$5,887

We recognize equity-based compensation expense ratably over the vesting terms. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $7.4 million at December 31, 2019 as follows (in thousands):

	Total	2020	2021	2022	2023
Time-based restricted stock	$3,092	$1,798	$1,048	$231	$15
Performance-based restricted stock	4,270	2,578	1,477	215	—
	$7,362	$4,376	$2,525	$446	$15

NOTE 13 — BENEFIT PLANS

On August 1, 2011, we initiated a qualified contributory retirement plan (the “Plan”) under Section 401(k) of the IRC, which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions may be made to the Plan by employees. The Plan is a Safe Harbor Plan and requires a mandatory employer contribution. The employer contribution expense for the years ended December 31, 2019, 2018 and 2017 was $0.3 million, $0.2 million, and $0.2 million, respectively.

NOTE 14 — INCOME TAXES

We have elected to be taxed as a REIT. As a REIT, we are generally not subject to corporate level income taxes on taxable income we distribute to our shareholders. We believe we have met the annual REIT distribution requirement by distribution of at least 90% of our taxable income to our shareholders.

Income related to our TRSs is subject to federal, state and local taxes at applicable tax rates. Our consolidated tax provision includes the income tax provision related to the operations of the TRSs as well as state and local income taxes related to the Operating Partnership.

The components of income tax expense (benefit) for the years ended December 31, 2019, 2018, and 2017 are as follows (in thousands):

	2019	2018	2017
Current:
Federal	$869	$(67)	$10
State and local	643	(425)	777
Deferred:
Federal	(32)	(279)	232
State and local	20	(151)	49
Effect of federal tax law change	—	—	606
Income tax expense (benefit)	$1,500	$(922)	$1,674

Below is a reconciliation between the provision for income taxes and the amounts computed by applying the federal statutory income tax rate to the income or loss before taxes:

	2019	2018	2017
Statutory federal income tax provision	$17,608	$18,943	$35,418
Nontaxable income of the REITs	(16,996)	(19,073)	(35,073)
Effect of graduated corporate tax rates	—	—	(10)
State income taxes, net of federal tax benefit	568	266	716
Provision to return and deferred adjustment	(6)	75	—
Effect of permanent differences and other	326	(184)	17
Tax benefit from deduction for partnership distributions	—	(949)	—
Effect of federal tax law change	—	—	606
Income tax provision (benefit)	$1,500	$(922)	$1,674

Deferred tax assets and liabilities are included within Other Assets in the accompanying Consolidated Balance Sheets.
Significant components of deferred tax assets (liabilities) are as follows (in thousands):

	2019	2018
Tax carryforwards	$38	$154
Accrued expenses	2,068	1,893
Other	32	(1)
Net deferred tax assets	$2,138	$2,046

Gross deferred tax assets	$2,172	$2,086
Gross deferred tax liabilities	(34)	(40)
Net deferred tax assets	$2,138	$2,046

At December 31, 2019, we had state net operating losses of $0.7 million which expire beginning in 2027.

We had no unrecognized tax benefits at December 31, 2019 or in the three year period then ended. We expect no significant increase or decrease in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2019. We have no material interest or penalties relating to unrecognized tax benefits in the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 or 2017 or in the Consolidated Balance Sheets as of December 31, 2019 or 2018.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. In general, we are not subject to tax examinations by tax authorities for years before 2016.

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income and capital gains or a combination thereof. For the years ended December 31, 2019, 2018, and 2017 distributions paid per share were characterized as follows (unaudited):

	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Common Stock
Ordinary income	$0.6132	85.16%	$0.7200	100.00%	$0.6725	100.00%
Capital gain distributions	0.1068	14.84%	—	—%	—	—%
Total	$0.7200	100.00%	$0.7200	100.00%	$0.6725	100.00%

Preferred Stock - Series B
Ordinary income	$—	—%	$—	—%	$2.0234	100.00%
Capital gain distributions	—	—%	—	—%	—	—%
Total	$—	—%	$—	—%	$2.0234	100.00%

Preferred Stock - Series C
Ordinary income	$—	—%	$0.5393	100.00%	$1.7813	100.00%
Capital gain distributions	—	—%	—	—%	—	—%
Total	$—	—%	$0.5393	100.00%	$1.7813	100.00%

Preferred Stock - Series D
Ordinary income	$1.3732	85.16%	$1.6125	100.00%	$1.6125	100.00%
Capital gain distributions	0.2393	14.84%	—	—%	—	—%
Total	$1.6125	100.00%	$1.6125	100.00%	$1.6125	100.00%

Preferred Stock - Series E
Ordinary Income	$1.3307	85.16%	$1.5625	100.00%	$0.0694	100.00%
Capital gain distributions	0.2318	14.84%	—	—%	—	—%
Total	$1.5625	100.00%	$1.5625	100.00%	$0.0694	100.00%

The dividends that were taxable to our stockholders in 2019 were 85.16% ordinary income and 14.84% capital gain distributions. The 2019 capital gain distribution was 100% related to unrecaptured Section 1250 gain. The 2019 ordinary income dividends are eligible for the 20% deduction provided by Section 199A for qualified REIT dividends.

The dividends that were taxable to our stockholders in 2018 were 100% ordinary income and were eligible for the 20% deduction provided by Section 199A for qualified REIT dividends.

The dividends that were taxable to our stockholders in 2017 were 100% ordinary income.

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

All outstanding stock options were included in the computation of diluted earnings per share for the years ended December 31, 2019, 2018 and 2017 due to their dilutive effect. The Common Units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income would also be added to derive net income attributable to common stockholders. For the years ended December 31, 2019, 2018, and 2017, we had unvested performance-based restricted stock awards of 755,991 shares, 453,664 shares and 464,924 shares, respectively, which were excluded from the denominator of the diluted earnings per share as the awards had not achieved the requisite performance conditions for vesting at each period end.

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

	2019	2018	2017
Numerator:
Net income	$82,348	$91,126	$99,521
Less: Preferred dividends	(14,838)	(16,671)	(17,408)
Premium on redemption of preferred stock	—	(3,277)	(2,572)
Allocation to participating securities	(309)	(271)	(307)
Attributable to non-controlling interest in Operating Partnership	(157)	(205)	(307)
Attributable to non-controlling interest in joint venture	419	—	—
Net income attributable to common stockholders, net of amount allocated to participating securities	$67,463	$70,702	$78,927
Denominator:
Weighted average common shares outstanding - basic	103,887	103,623	99,406
Dilutive effect of equity-based compensation awards	52	219	374
Weighted average common shares outstanding - diluted	103,939	103,842	99,780
Earnings per share:
Basic and diluted	$0.65	$0.68	$0.79
NOTE 16 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2019 and 2018 are as follows (in thousands, except per share amounts):

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$138,952	$142,930	$133,685	$133,781
Net income	$12,900	$49,069	$11,626	$8,753
Net income attributable to Summit Hotel Properties, Inc.	$12,877	$48,957	$11,534	$9,242
Earnings per share:
Basic and diluted	$0.09	$0.43	$0.07	$0.05

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$140,199	$152,222	$142,340	$132,509
Net income	$9,691	$37,677	$38,001	$5,757
Net income attributable to Summit Hotel Properties, Inc.	$9,688	$37,576	$37,901	$5,756
Earnings per share:
Basic	$0.01	$0.33	$0.33	$0.02
Diluted	$0.01	$0.32	$0.33	$0.02

NOTE 17 — SUBSEQUENT EVENTS

Equity Transactions

On January 31, 2020, our Board of Directors declared cash dividends of $0.18 per share of common stock, $0.403125 per share of 6.45% Series D Cumulative Redeemable Preferred Stock, and $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock. These dividends are payable February 28, 2020 to stockholders of record on February 14, 2020.

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2019
(in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition	Total Cost
Location	Franchise	Year Acquired/ Constructed	Land		Building & Improvements	Land, Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgage Debt
Aliso Viejo, CA	Homewood Suites	2017	$5,599		$32,367	$354	$5,599	$32,721	$38,320	$(4,030)	$34,290	$—
Arlington, TX	Courtyard	2012	1,497		15,573	(565)	1,497	15,008	16,505	(3,830)	12,675	—
Arlington, TX	Residence Inn	2012	1,646		15,440	16	1,646	15,456	17,102	(4,071)	13,031	—
Asheville, NC	Hotel Indigo	2015	2,100		34,755	1,051	2,100	35,806	37,906	(6,687)	31,219	—
Atlanta, GA	Courtyard	2012	2,050		27,969	834	2,050	28,803	30,853	(5,702)	25,151	—
Atlanta, GA	Residence Inn	2016	3,381		34,820	790	3,381	35,610	38,991	(4,801)	34,190	—
Atlanta, GA	AC Hotel	2017	5,670		51,922	567	5,670	52,489	58,159	(5,378)	52,781	—
Austin, TX	Hampton Inn & Suites	2014	—	(2)	56,394	4,846	—	61,240	61,240	(9,519)	51,721	—
Austin, TX	Corporate Office	2017	—		6,048	1,410	—	7,458	7,458	(2,207)	5,251	—
Baltimore, MD	Hampton Inn & Suites	2017	2,205		16,013	2,342	2,205	18,355	20,560	(1,373)	19,187	—
Baltimore, MD	Residence Inn	2017	1,986		37,016	6,198	1,986	43,214	45,200	(4,372)	40,828	—
Boulder, CO	Marriott	2016	11,115		49,204	8,946	11,115	58,150	69,265	(7,000)	62,265	—
Branchburg, NJ	Residence Inn	2015	2,374		24,411	285	2,374	24,696	27,070	(4,754)	22,316	—
Brisbane, CA	DoubleTree	2014	3,300		39,686	1,137	3,300	40,823	44,123	(11,496)	32,627	—
Camarillo, CA	Hampton Inn & Suites	2013	2,200		17,366	384	2,200	17,750	19,950	(5,749)	14,201	—
Charlotte, NC	Courtyard	2017	—		41,094	1,468	—	42,562	42,562	(4,581)	37,981	—
Chicago, IL	Hyatt Place	2016	5,395		68,355	192	5,395	68,547	73,942	(9,533)	64,409	—
Cleveland, OH	Residence Inn	2017	10,075		33,340	1,699	10,075	35,039	45,114	(3,925)	41,189	—
Decatur, GA	Courtyard	2015	4,046		34,151	3,816	4,046	37,967	42,013	(5,818)	36,195	—
Eden Prairie, MN	Hilton Garden Inn	2013	1,800		11,211	146	1,800	11,357	13,157	(3,981)	9,176	—
Englewood, CO	Hyatt Place	2012	2,000		11,950	(441)	2,000	11,509	13,509	(4,054)	9,455	19,510	(1)
Englewood, CO	Hyatt House	2012	2,700		16,267	224	2,700	16,491	19,191	(6,553)	12,638	19,992	(1)
Fort Lauderdale, FL	Courtyard	2017	37,950		47,002	1,421	37,950	48,423	86,373	(5,861)	80,512	—
Fort Worth, TX	Courtyard	2017	1,920		38,070	9,029	1,920	47,099	49,019	(3,748)	45,271	—
Garden City, NY	Hyatt Place	2012	4,200		27,775	272	4,283	27,964	32,247	(5,787)	26,460	—
Glendale, CO	Staybridge Suites	2011	2,100		10,151	333	2,100	10,484	12,584	(3,679)	8,905	—
Greenville, SC	Hilton Garden Inn	2013	1,200		14,566	3,009	1,200	17,575	18,775	(3,772)	15,003	—
Hillsboro, OR	Residence Inn	2019	4,943		42,541	9	4,943	42,550	47,493	(461)	47,032	—
Hoffman Estates, IL	Hyatt Place	2013	1,900		8,917	(1,861)	1,900	7,056	8,956	(3,186)	5,770	19,323	(1)

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2019
(in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition	Total Cost
Location	Franchise	Year Acquired/ Constructed	Land		Building & Improvements	Land, Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgage Debt
Houston, TX	Hilton Garden Inn	2014	$—	(2)	$41,838	$5,951	$—	$47,789	$47,789	$(11,015)	$36,774	$—
Houston, TX	Hilton Garden Inn	2014	2,800		33,777	1,373	2,800	35,150	37,950	(5,950)	32,000	—
Hunt Valley, MD	Residence Inn	2015	—		35,436	1,326	1,076	35,686	36,762	(6,432)	30,330	—
Indianapolis, IN	SpringHill Suites	2013	4,012		27,910	(646)	4,012	27,264	31,276	(5,588)	25,688	—
Indianapolis, IN	Courtyard	2013	7,788		54,384	(2,077)	7,788	52,307	60,095	(10,470)	49,625	—
Kansas City, MO	Courtyard	2017	3,955		20,608	1,769	3,955	22,377	26,332	(2,702)	23,630	—
Lombard, IL	Hyatt Place	2012	1,550		17,351	(445)	1,550	16,906	18,456	(5,597)	12,859	—	(1)
Lone Tree, CO	Hyatt Place	2012	1,300		11,704	(203)	1,314	11,487	12,801	(4,302)	8,499	—	(1)
Louisville, KY	Fairfield Inn & Suites	2013	3,120		24,231	(531)	3,120	23,700	26,820	(5,901)	20,919	34,695	(1)
Louisville, KY	SpringHill Suites	2013	4,880		37,361	(719)	4,880	36,642	41,522	(9,181)	32,341	—	(1)
Mesa, AZ	Hyatt Place	2017	2,400		19,848	820	2,400	20,668	23,068	(3,648)	19,420	47,226	(1)
Metairie, LA	Courtyard	2013	1,860		25,168	349	1,860	25,517	27,377	(7,505)	19,872	—
Metairie, LA	Residence Inn	2013	1,791		23,386	338	1,791	23,724	25,515	(7,901)	17,614	—
Miami, FL	Hyatt House	2015	4,926		40,087	1,385	4,926	41,472	46,398	(8,386)	38,012	—
Milpitas, CA	Hilton Garden Inn	2019	7,921		46,141	4	7,921	46,145	54,066	(588)	53,478	—
Minneapolis, MN	Hyatt Place	2013	—		34,026	1,424	—	35,450	35,450	(7,901)	27,549	—
Minneapolis, MN	Hampton Inn & Suites	2015	3,502		35,433	165	3,502	35,598	39,100	(7,669)	31,431	—	(1)
Minnetonka, MN	Holiday Inn Express & Suites	2013	1,000		7,662	212	1,000	7,874	8,874	(2,723)	6,151	—
Nashville, TN	SpringHill Suites	2004	777		5,598	299	777	5,897	6,674	(3,473)	3,201	—
Nashville, TN	Courtyard	2016	8,792		62,759	7,852	8,792	70,611	79,403	(8,259)	71,144	—
New Haven, CT	Courtyard	2017	11,990		51,497	1,555	11,990	53,052	65,042	(4,489)	60,553	—
New Orleans, LA	Courtyard	2013	1,944		25,120	3,356	1,944	28,476	30,420	(9,012)	21,408	—
New Orleans, LA	Courtyard	2013	2,490		34,220	1,136	2,490	35,356	37,846	(10,592)	27,254	—
New Orleans, LA	SpringHill Suites	2013	2,046		33,270	6,099	2,046	39,369	41,415	(10,459)	30,956	—
Orlando, FL	Hyatt Place	2013	3,100		11,343	(539)	3,100	10,804	13,904	(3,861)	10,043	—	(1)
Orlando, FL	Hyatt Place	2013	2,716		11,221	422	2,716	11,643	14,359	(3,928)	10,431	—	(1)
Orlando, FL	Hyatt House	2018	2,800		34,423	94	2,800	34,517	37,317	(3,394)	33,923	—
Owings Mills, MD	Hyatt Place	2012	2,100		9,799	(175)	2,100	9,624	11,724	(3,337)	8,387	—	(1)
Pittsburgh, PA	Courtyard	2017	1,652		40,749	5,683	1,652	46,432	48,084	(3,871)	44,213	—
Portland, OR	Hyatt Place	2009	—	(2)	14,700	457	—	15,157	15,157	(4,534)	10,623	—
Portland, OR	Residence Inn	2009	—	(2)	15,629	286	—	15,915	15,915	(5,571)	10,344	16,980	(1)
Portland, OR	Residence Inn	2019	12,813		76,868	38	12,813	76,906	89,719	(1,204)	88,515	—
Poway, CA	Hampton Inn & Suites	2013	2,300		14,728	1,228	2,300	15,956	18,256	(3,923)	14,333	—
San Francisco, CA	Hilton Garden Inn	2019	12,346		45,730	36	12,346	45,766	58,112	(585)	57,527	—
San Francisco, CA	Holiday Inn Express & Suites	2013	15,545		49,469	3,875	15,545	53,344	68,889	(13,191)	55,698	—
San Francisco, CA	Four Points	2014	1,200		21,397	2,874	1,200	24,271	25,471	(5,094)	20,377	—	(1)

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2019
(in thousands)

			Initial Cost		Cost Capitalized Subsequent to Acquisition	Total Cost
Location	Franchise	Year Acquired/ Constructed	Land	Building & Improvements	Land, Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgage Debt
Scottsdale, AZ	Hyatt Place	2012	$1,500	$10,171	$(431)	$1,500	$9,740	$11,240	$(3,120)	$8,120	$—	(1)
Scottsdale, AZ	Courtyard	2003	3,225	12,571	3,648	3,225	16,219	19,444	(5,694)	13,750	—
Scottsdale, AZ	SpringHill Suites	2003	2,195	9,496	1,750	2,195	11,246	13,441	(4,109)	9,332	—
Silverthorne, CO	Hampton Inn & Suites	2019	6,845	21,125	145	6,845	21,270	28,115	(334)	27,781	—
Tampa, FL	Hampton Inn & Suites	2012	3,600	20,366	4,466	3,600	24,832	28,432	(4,641)	23,791	—
Tucson, AZ	Homewood Suites	2017	2,570	22,802	996	2,570	23,798	26,368	(2,981)	23,387	—
Waltham, MA	Hilton Garden Inn	2017	10,644	21,713	5,888	10,644	27,601	38,245	(2,212)	36,033	—
Watertown, MA	Residence Inn	2018	25,083	45,917	223	25,083	46,140	71,223	(2,528)	68,695	—
Land Parcels	Land Parcels		4,645	—	(2,720)	1,925	—	1,925	—	1,925	—
			$323,075	$2,123,406	$106,947	$321,528	$2,231,900	$2,553,428	$(383,763)	$2,169,665	$157,726
(1) Properties cross-collateralize the related loan, refer to "Note 6 - Debt" in the Consolidated Financial Statements.
(2) Properties subject to ground lease, refer to "Note 7 - Leases" in the Consolidated Financial Statements.

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2019
(in thousands)

(a)         ASSET BASIS

	2019	2018	2017
Reconciliation of land, buildings and improvements:
Balance at beginning of period	$2,406,269	$2,355,723	$1,848,673
Additions to land, buildings and improvements	336,480	151,829	636,389
Disposition of land, buildings and improvements	(186,800)	(100,208)	(129,339)
Impairment loss	(2,521)	(1,075)	—
Balance at end of period	$2,553,428	$2,406,269	$2,355,723

 (b)         ACCUMULATED DEPRECIATION

	2019	2018	2017
Reconciliation of accumulated depreciation:
Balance at beginning of period	$351,821	$290,066	$241,760
Depreciation	99,013	100,545	85,524
Depreciation on assets sold or disposed	(67,071)	(38,790)	(37,218)
Balance at end of period	$383,763	$351,821	$290,066

 (c)        The aggregate cost of real estate for Federal income tax purposes was approximately $2,358.1 million.

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