Form 10-Q
period 2020-06-30
Summit Hotel Properties, Inc.
filed 2020-08-05
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of July 31, 2020, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 105,696,544.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investment in hotel properties, net	$2,145,912	$2,184,232
Undeveloped land	1,500	1,500
Assets held for sale, net	425	425
Cash and cash equivalents	124,554	42,238
Restricted cash	18,658	27,595
Investment in real estate loans, net	29,173	30,936
Right-of-use assets, net	29,181	29,884
Trade receivables, net	10,507	13,281
Prepaid expenses and other	7,249	8,844
Deferred charges, net	4,479	4,709
Other assets	9,237	12,039
Total assets	$2,380,875	$2,355,683
LIABILITIES AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,159,399	$1,016,163
Lease liabilities	19,069	19,604
Accounts payable	2,672	4,767
Accrued expenses and other	68,199	71,759
Total liabilities	1,249,339	1,112,293
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.45% Series D - 3,000,000 shares issued and outstanding at June 30, 2020 and December 31, 2019 (aggregate liquidation preference of $75,403 and $75,417 at June 30, 2020 and December 31, 2019, respectively)	30	30
6.25% Series E - 6,400,000 shares issued and outstanding at June 30, 2020 and December 31, 2019 (aggregate liquidation preference of $160,833 and $160,861 at June 30, 2020 and December 31, 2019, respectively)	64	64
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 105,696,833 and 105,169,515 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,057	1,052
Additional paid-in capital	1,194,178	1,190,949
Accumulated other comprehensive loss	(36,086)	(16,034)
Distributions in excess of retained earnings	(93,994)	(2,283)
Total stockholders’ equity	1,065,249	1,173,778
Non-controlling interests in operating partnership	1,332	1,809
Non-controlling interests in joint venture (Note 8)	64,955	67,803
Total equity	1,131,536	1,243,390
Total liabilities and equity	$2,380,875	$2,355,683

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Room	$23,828	$131,656	$122,431	$259,756
Food and beverage	248	6,134	5,132	12,154
Other	1,360	5,140	6,258	9,972
Total revenues	25,436	142,930	133,821	281,882
Expenses:
Room	6,415	28,413	30,988	56,253
Food and beverage	333	4,621	4,370	9,159
Other hotel operating expenses	16,588	39,489	51,871	79,348
Property taxes, insurance and other	11,466	10,695	23,164	22,103
Management fees	644	4,458	3,716	9,604
Depreciation and amortization	27,565	23,779	54,644	49,315
Corporate general and administrative	5,315	5,920	9,983	11,910
Provision for credit losses	—	—	2,530	—
Loss on impairment of assets	—	1,685	782	1,685
Total expenses	68,326	119,060	182,048	239,377
(Loss) gain on disposal of assets, net	(32)	35,520	(35)	39,686
Operating (loss) income	(42,922)	59,390	(48,262)	82,191
Other income (expense):
Interest expense	(10,749)	(9,766)	(21,761)	(20,618)
Other income, net	876	146	2,982	1,447
Total other income (expense)	(9,873)	(9,620)	(18,779)	(19,171)
(Loss) income from continuing operations before income taxes	(52,795)	49,770	(67,041)	63,020
Income tax benefit (expense) (Note 12)	247	(701)	(1,721)	(1,051)
Net (loss) income	(52,548)	49,069	(68,762)	61,969
Less - Loss (income) attributable to non-controlling interests:
Operating Partnership	96	(112)	133	(135)
Joint venture	2,035	—	2,890	—
Net (loss) income attributable to Summit Hotel Properties, Inc.	(50,417)	48,957	(65,739)	61,834
Preferred dividends	(3,709)	(3,709)	(7,418)	(7,418)
Net (loss) income attributable to common stockholders	$(54,126)	$45,248	$(73,157)	$54,416
(Loss) earnings per share:
Basic and diluted	$(0.52)	$0.43	$(0.70)	$0.52
Weighted average common shares outstanding:
Basic	104,154	103,896	104,075	103,823
Diluted	104,154	103,937	104,075	103,888

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(52,548)	$49,069	$(68,762)	$61,969
Other comprehensive loss, net of tax:
Changes in fair value of derivative financial instruments	(1,023)	(9,274)	(20,067)	(14,832)
Comprehensive (loss) income	(53,571)	39,795	(88,829)	47,137
Less - Comprehensive loss (income) attributable to non-controlling interests:
Operating Partnership	96	(89)	170	(98)
Joint venture	2,035	—	2,890	—
Comprehensive (loss) income attributable to Summit Hotel Properties, Inc.	(51,440)	39,706	(85,769)	47,039
Preferred dividends	(3,709)	(3,709)	(7,418)	(7,418)
Comprehensive (loss) income attributable to common stockholders	$(55,149)	$35,997	$(93,187)	$39,621

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended June 30, 2020 and 2019
(Unaudited)
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit) and Distributions	Total Stockholders’ Equity	Non-controlling Interests		Total Equity
									Operating Partnership	Joint Venture
Balance at March 31, 2020	9,400,000	$94	105,574,400	$1,056	$1,191,964	$(35,044)	$(39,868)	$1,118,202	$1,658	$67,035	$1,186,895
Common stock redemption of common units	—	—	28,623	—	252	(19)	—	233	(233)	—	—
Dividends	—	—	—	—	—	—	(3,709)	(3,709)	—	(45)	(3,754)
Equity-based compensation	—	—	93,810	1	1,962	—	—	1,963	3	—	1,966
Other comprehensive loss	—	—	—	—	—	(1,023)	—	(1,023)	—	—	(1,023)
Net loss	—	—	—	—	—	—	(50,417)	(50,417)	(96)	(2,035)	(52,548)
Balance at June 30, 2020	9,400,000	$94	105,696,833	$1,057	$1,194,178	$(36,086)	$(93,994)	$1,065,249	$1,332	$64,955	$1,131,536

Balance at March 31, 2019	9,400,000	$94	105,080,113	$1,051	$1,185,790	$(6,985)	$(4,241)	$1,175,709	$2,260	$—	$1,177,969
Common stock redemption of common units	—	—	6,076	—	53	—	—	53	(53)	—	—
Dividends	—	—	—	—	—	—	(22,537)	(22,537)	(47)	—	(22,584)
Equity-based compensation	—	—	40,885	—	1,959	—	—	1,959	5	—	1,964
Shares acquired for employee withholding requirements	—	—	(448)	—	(5)	—	—	(5)	—	—	(5)
Other	—	—	—	—	(82)	—	—	(82)	—	—	(82)
Other comprehensive loss	—	—	—	—	—	(9,251)	—	(9,251)	(23)	—	(9,274)
Net income	—	—	—	—	—	—	48,957	48,957	112	—	49,069
Balance at June 30, 2019	9,400,000	$94	105,126,626	$1,051	$1,187,715	$(16,236)	$22,179	$1,194,803	$2,254	$—	$1,197,057

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit) and Distributions	Total Stockholders’ Equity	Non-controlling Interests		Total Equity
									Operating Partnership	Joint Venture
Balance at December 31, 2019	9,400,000	$94	105,169,515	$1,052	$1,190,949	$(16,034)	$(2,283)	$1,173,778	$1,809	$67,803	$1,243,390
Contribution by non-controlling interests in joint venture	—	—	—	—	—	—	—	—	—	577	577
Common stock redemption of common units	—	—	33,579	—	298	(22)	—	276	(276)	—	—
Dividends	—	—	—	—	—	—	(25,972)	(25,972)	(37)	(535)	(26,544)
Equity-based compensation	—	—	559,084	6	3,429	—	—	3,435	6	—	3,441
Shares acquired for employee withholding requirements	—	—	(65,345)	(1)	(468)	—	—	(469)	—	—	(469)
Other	—	—	—	—	(30)	—	—	(30)	—	—	(30)
Other comprehensive loss	—	—	—	—	—	(20,030)	—	(20,030)	(37)	—	(20,067)
Net loss	—	—	—	—	—	—	(65,739)	(65,739)	(133)	(2,890)	(68,762)
Balance at June 30, 2020	9,400,000	$94	105,696,833	$1,057	$1,194,178	$(36,086)	$(93,994)	$1,065,249	$1,332	$64,955	$1,131,536

Balance at December 31, 2018	9,400,000	$94	104,783,179	$1,048	$1,185,310	$(1,441)	$4,838	$1,189,849	$2,295	$—	$1,192,144
Common stock redemption of common units	—	—	6,076	—	53	—	—	53	(53)	—	—
Dividends	—	—	—	—	—	—	(44,493)	(44,493)	(94)	—	(44,587)
Equity-based compensation	—	—	411,711	4	3,304	—	—	3,308	8	—	3,316
Shares acquired for employee withholding requirements	—	—	(74,340)	(1)	(838)	—	—	(839)	—	—	(839)
Other	—	—	—	—	(114)	—	—	(114)	—	—	(114)
Other comprehensive loss	—	—	—	—	—	(14,795)	—	(14,795)	(37)	—	(14,832)
Net income	—	—	—	—	—	—	61,834	61,834	135	—	61,969
Balance at June 30, 2019	9,400,000	$94	105,126,626	$1,051	$1,187,715	$(16,236)	$22,179	$1,194,803	$2,254	$—	$1,197,057

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(68,762)	$61,969
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	54,644	49,315
Amortization of deferred financing costs	1,012	714
Loss on impairment of assets	782	1,685
Provision for credit losses	2,530	—
Equity-based compensation	3,441	3,316
Deferred tax asset, net	2,058	—
Loss (gain) on disposal of assets, net	35	(39,686)
Non-cash interest income	(1,540)	(1,019)
Debt transaction costs	271	1,835
Other	209	261
Changes in operating assets and liabilities:
Trade receivables, net	2,774	(7,301)
Prepaid expenses and other	1,459	2,596
Accounts payable	(950)	(169)
Accrued expenses and other	(18,794)	1,784
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(20,831)	75,300
INVESTING ACTIVITIES
Acquisition of hotel properties and land	—	(4,178)
Improvements to hotel properties	(15,852)	(32,576)
Proceeds from asset dispositions, net	—	143,957
Contract termination payment for asset dispositions	(2,200)	—
Funding of real estate loans	(3,233)	(500)
Proceeds from principal payments on real estate loans	250	550
Increase in escrow deposits for acquisitions	—	(825)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(21,035)	106,428
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	191,500	100,000
Principal payments on debt	(46,857)	(230,562)
Dividends paid	(26,785)	(45,210)
Proceeds from contribution by non-controlling interests in joint venture	577	—
Financing fees on debt and other issuance costs	(2,721)	(1,811)
Repurchase of common shares for withholding requirements	(469)	(839)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	115,245	(178,422)
Net change in cash, cash equivalents and restricted cash	73,379	3,306
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	69,833	72,556
End of period	$143,212	$75,862
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$(20,525)	$(21,463)
Accrued improvements to hotel properties	$(1,381)	$(5,018)
Cash receipts from income tax refunds	$614	$802

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

We focus on owning premium-branded hotels with efficient operating models primarily in the Upscale segment of the lodging industry. At June 30, 2020, our portfolio consisted of 72 hotels with a total of 11,288 guestrooms located in 23 states. As of June 30, 2020, we own 100% of the outstanding equity interests in 67 of our 72 hotels. We own a 51% controlling interest in five hotels that we acquired in 2019 through a joint venture. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to our taxable REIT subsidiaries (“TRS Lessees”).

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the effects of the novel coronavirus, designated as COVID-19 (“COVID-19”). The full extent of the effects of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic has varied by state and municipalities within states. The Company first began to experience effects from COVID-19 in March 2020, when the World Health Organization (“WHO”) declared a public health emergency of international concern related to COVID-19. By March 31, 2020, stay-at-home directives had been issued in many states across the United States and many local jurisdictions had additionally required the temporary closure of businesses deemed to be non-essential. In April 2020, certain states began to issue guidelines and implement plans for allowing businesses and other activities in their states to re-open or resume in various phases. However, beginning in June 2020, surges in new COVID-19 cases slowed the pace of the nascent economic recovery and delayed or reversed the resumption of certain activities and business re-openings across the country.

These actions and restrictions have had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline in all forms of travel, both domestic and international, and a significant decline in the demand for hotels and guestrooms. These conditions have resulted in a substantial decline in our revenues, profitability and cash flows from operations during the first half of 2020 and are expected to continue to materially adversely affect our operations and financial results until travel and business restrictions are eased, consumer confidence is restored and an economic recovery commences. The COVID-19 pandemic has also significantly increased economic uncertainty and has led to disruption and volatility in the global capital markets, which could increase our cost of, and limit accessibility to, capital.

The COVID-19 pandemic caused the Company to temporarily suspend operations at six hotels containing 934 guestrooms in March 2020. An additional nine hotels, containing 1,278 guestrooms, each of which is adjacent to another of our hotels ("Sister Properties"), continued to accept reservations, but guests were directed to Sister Properties. During the second quarter ended June 30, 2020, five hotels containing 682 guestrooms and four hotel properties adjacent to Sister Properties containing 506 guestrooms were re-opened. As of June 30, 2020, only one hotel with 252 guestrooms still has suspended operations and guests at five other hotels containing 772 guestrooms are being directed to Sister Properties. In addition to closing or consolidating operations of certain hotels, the Company has taken several actions to mitigate the effects of the COVID-19 pandemic on the Company, including the following:

•Borrowed an additional net amount of $125.0 million on our $400 million unsecured revolving credit facility ("$400 Million Revolver") during the six months ended June 30, 2020 as a precautionary measure to provide sufficient liquidity to meet our funding needs for at least the next twelve months. At July 31, 2020, we had $117.3 million of consolidated unrestricted cash on hand and an additional $150.0 million of undrawn availability on our $400 Million Revolver, as amended by the First Amendment (as defined below). We have no debt maturing before November 2022.
•Amended loan agreements of our 2018 Unsecured Credit Facility, 2017 Term Loan and 2018 Term Loan to provide for financial covenant waivers through March 31, 2021, to modify or waive compliance with certain financial covenant measures for the final three quarters of 2021 and to access additional borrowing capacity of $150.0 million under our $400 Million Revolver.
•Amended our joint venture credit agreement to provide for a financial covenant waiver through March 31, 2021, to modify certain financial covenant measures through June 30, 2022, and to access additional availability to fund operating expense deficits and various capital expenditures.
•Suspended the declaration and payment of dividends on our common stock and operating partnership units. This will conserve an additional $19.0 million of cash quarterly, or $75.0 million on an annualized basis.
•Postponed all non-essential capital improvement projects planned for 2020 beyond those already substantially complete, which is expected to reduce previously planned total capital expenditures by at least $35.0 million, or over 50% based on the midpoint of our previously provided guidance range of total capital expenditures for 2020.
•Adopted comprehensive cost reduction initiatives, including the reduction of labor and temporary elimination of certain services and amenities, at all hotels. Certain labor costs and services or amenities have been added back on a limited basis as improvements in occupancy levels have supported. As described above, we temporarily suspended operations at certain hotels in response to specific government mandates or as the result of adverse market conditions.
•Negotiated the temporary suspension of FF&E funding requirements for certain of our hotels and facilitated the interim or permanent use of cash deposited in our restricted cash reserve for replacement of furniture, fixtures and equipment ("FF&E Reserve Accounts") of certain of our hotels for general working capital purposes.
•Implemented a voluntary 25% temporary reduction of base salaries and fees, respectively, for executive officers and independent members of the Board of Directors in April 2020.
•Furloughed approximately 25% of the corporate-level staff in April 2020. Certain of the furloughed staff have been reinstated during the second quarter of 2020 to meet specific needs of the Company as supported by our operating performance, but the majority of the furloughed staff remain inactive. Temporary salary reductions for the majority of our remaining non-executive employees were also implemented in April 2020.
•Implemented a temporary hiring freeze for any new corporate-level positions.

It is currently extremely difficult to predict how long the effects of the COVID-19 pandemic on the Company will continue, when an economic recovery will commence, and the length of time it will take for us to return to operational and financial performance that is consistent with our 2019 fiscal year. Despite the uncertainty, based on the actions we have taken, we believe we have sufficient cash and access to liquidity to meet our obligations for at least the next twelve months.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and six months ended June 30, 2020 may not be indicative of the results that may be expected for the full year of 2020. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We monitor events and changes in circumstances for indicators that the carrying value of a hotel property or undeveloped land may be impaired. Additionally, we perform at least annual reviews to monitor the factors that could trigger an impairment.  Factors that we consider for an impairment analysis include, among others: i) significant underperformance relative to historical or anticipated operating results, ii) significant changes in the manner of use of a property or the strategy of our overall business, including changes in the estimated holding periods for hotel properties and land parcels, iii) a significant increase in competition, iv) a significant adverse change in legal factors or regulations, v) changes in values of comparable land or hotel sales, and vi) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows of the specific property and determine if the carrying amount of the asset is recoverable. If an impairment is identified, we estimate the fair value of the property based on discounted cash flows or sales price if the property is under contract and an adjustment is made to reduce the carrying value of the property to its estimated fair value. Due to the adverse effects of the COVID-19 pandemic across our entire portfolio of hotel properties, an impairment evaluation was completed for all of our hotel properties and identified no impairment at June 30, 2020.

Intangible Assets

We amortize intangible assets with determined finite useful lives using the straight-line method. We do not amortize intangible assets with indefinite useful lives, but we evaluate these assets for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. Due to the effects of the COVID-19 pandemic, we evaluated our intangible assets for impairment at June 30, 2020 and identified no impairment.

Trade Receivables and Credit Policies

We grant credit to qualified customers, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of hotel guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables also include credit and debit card transactions that are in the process of being settled. Trade receivables are stated at the amount billed to the customer and do not accrue interest. We regularly review the collectability of our trade receivables. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.4 million and $0.2 million at June 30, 2020 and December 31, 2019, respectively, and bad debt expense was $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.

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

Several of our hotels lease retail or restaurant space to third-party tenants. The majority of our third-party tenants have requested rent deferrals to ease the negative financial effects of the COVID-19 pandemic on their businesses. We have primarily negotiated rent deferrals with these tenants that defer rent for a specified number of months and require repayment of the deferred rent over a negotiated period of time. We have adopted a policy that the deferrals are not a change in the provisions of the lease. As such, we are accounting for the concessions using the rights and obligations of the existing lease and recognizing a short-term lease receivable in the period that the cash payment is owed.

Notes Receivables

We selectively provide mezzanine financing to developers, where we also have the opportunity to acquire the hotel at or after the completion of the development project, and we also may provide seller financing under limited circumstances. We classify notes receivable as held-to-maturity and carry the notes receivable at cost less the unamortized discount, if any. On January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We routinely evaluate our notes receivable and interest receivables for collectability. Probable losses on notes receivable are recognized in a valuation account that is deducted from the amortized cost basis of the notes receivable and recorded as Provision for credit losses in our Condensed Consolidated Statements of Operations. When we place notes receivable on nonaccrual status, we suspend the recognition of interest income until cash interest payments are received. Generally, we return notes receivable to accrual status when all delinquent interest becomes current and collectability of interest is reasonably assured.

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

Other revenues such as fees for parking, meeting space or communication services are recognized at the point in time or over the time period that the associated good or service is provided. Ancillary services such as parking at certain hotels are provided by third parties and we assess whether we are the principal or agent in such arrangements. If we are determined to be the agent, revenue is recognized based upon the commission paid to us by the third party for the services rendered to our customers. If we are determined to be the principal, revenues are recognized based upon the gross contract price of the service provided. Certain of our hotels have retail spaces, restaurants or other spaces that we lease to third parties. Lease revenues are recognized on a straight-line basis over the respective lease terms and are included in Other income on our Condensed Consolidated Statements of Operations.

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

We perform a quarterly review for any uncertain tax positions. The Company had no accruals for uncertain tax positions as of June 30, 2020 and December 31, 2019.

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

The evaluation of the carrying amounts of our assets described above requires that we make projections of the future estimated cash flows and residual values of the assets or underlying collateral based on assumptions derived from available information about future market conditions that will affect these projections. While the potential magnitude and duration of the business and economic effects of the COVID-19 pandemic are uncertain, our analysis of future estimated cash flows, values of assets or underlying collateral assumes that the nascent and gradual recovery in our business that began in the second half of April 2020 will continue into the second half of 2020 and operating performance will improve gradually over a multi-year period before reaching prior peak performance levels.

The severity, magnitude and duration of the COVID-19 pandemic, as well as its economic consequences, are uncertain, rapidly changing and difficult to predict. As such, there can be no assurance that our forecasts and underlying assumptions will be realized. As a result, our accounting estimates and assumptions may change over time, and actual results may differ materially from our expectations. We will continue to monitor the effects of the COVID-19 pandemic in future quarters. If actual results differ from our forecasts, this may result in future impairments of hotel properties, intangible assets, right-of-use assets, or investment securities such as our purchase options, or in incremental credit losses on our notes receivables.

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

NOTE 3 - INVESTMENT IN HOTEL PROPERTIES, NET

Investment in Hotel Properties, net

Investment in hotel properties, net is as follows (in thousands):

	June 30, 2020	December 31, 2019
Hotel buildings and improvements	$2,056,244	$2,049,384
Land	319,603	319,603
Furniture, fixtures and equipment	180,961	173,128
Construction in progress	5,061	9,388
Intangible assets	11,231	11,231
Real estate development loan	9,275	5,485
	2,582,375	2,568,219
Less - accumulated depreciation and amortization	(436,463)	(383,987)
	$2,145,912	$2,184,232

We provided a mezzanine loan to fund up to $28.9 million for a mixed-use development project that includes a hotel property, retail space, and parking. We have classified the mezzanine loan as Investment in hotel properties, net in our Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019. See "Note 4 - Investment in Real Estate Loans" for further information.

Asset Sales

We did not sell any hotel properties during the six months ended June 30, 2020.

On April 17, 2019, we completed the sale of the six hotel properties set forth in the following table for a gross sales price of $135.0 million and a realized net gain of $36.6 million:

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

Hotel Property Acquisitions

We did not acquire any hotel properties during the six months ended June 30, 2020 or 2019. On January 31, 2019, we exercised our option pursuant to a ground lease agreement to purchase the land upon which our Residence Inn by Marriott in Baltimore (Hunt Valley), MD is located for $4.2 million, which resulted in a termination of obligations under the ground lease. As a result, this hotel property is no longer subject to a ground lease.

The results of operations of acquired properties are included in the Condensed Consolidated Statements of Operations beginning on their respective acquisition dates. The following unaudited pro forma information includes operating results for 72 hotels owned as of June 30, 2020 as if all such hotels had been owned by us since January 1, 2019.  For the hotels acquired by us in the second half of 2019 (the "Acquired Hotels"), we have included in the pro forma information the financial results of each of the Acquired Hotels for the period prior to acquisition by us (the "Pre-acquisition Period"). The financial results for the Pre-Acquisition Period were provided by the third-party owner of such Acquired Hotel prior to purchase by us and such information has not been audited or reviewed by our auditors or adjusted by us. For hotels sold by us between January 1, 2019 and June 30, 2020 (the "Disposed Hotels"), the unaudited pro forma information excludes the financial results, including gains on disposal of assets, of each of the Disposed Hotels for the period of ownership by us from January 1, 2019 through the date that the Disposed Hotels were sold by us. The unaudited pro forma information is included to enable comparison of results for the current reporting period to results for the comparable period of the prior year and is not indicative of what actual results of operations would have been had the hotel acquisitions and dispositions taken place on or before January 1, 2019. The pro forma amounts exclude the gain or loss on the sale of hotel properties during the three and six months ended June 30, 2020 and 2019. This information does not purport to be indicative of or represent results of operations for future periods.

The unaudited condensed pro forma financial information for the 72 hotel properties owned at June 30, 2020 for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands, except per share):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$25,435	$152,240	$133,820	$293,996
Income from hotel operations	$(10,009)	$60,905	$19,716	$114,713
Net (loss) income (1)	$(52,543)	$20,791	$(68,756)	$36,394
Net (loss) income attributable to common stockholders, net of amount allocated to participating securities (2)	$(54,126)	$13,752	$(73,231)	$22,612
Basic and diluted net (loss) income per share attributable to common stockholders (2)	$(0.52)	$0.13	$(0.70)	$0.22

(1) Pro forma amounts include depreciation expense, property tax expense, interest expense, income tax expense, loss on impairment of assets and other corporate expenses totaling $51.8 million and $49.6 million for the three months ended June 30, 2020 and 2019, respectively, and $108.4 million and $97.5 million for the six months ended June 30, 2020 and 2019, respectively.
(2) Pro forma amounts include depreciation expense, property tax expense, interest expense, income tax expense, loss on impairment of assets and other corporate expenses totaling $49.5 million and $49.4 million for the three months ended June 30, 2020 and 2019, respectively, and $103.7 million and $97.1 million for the six months ended June 30, 2020 and 2019, respectively.

Assets Held for Sale

Assets held for sale at June 30, 2020 and December 31, 2019 included a land parcel in Flagstaff, AZ with a carrying amount of $0.4 million. The land parcel is currently under contract for sale and is expected to close in 2021.

NOTE 4 — INVESTMENT IN REAL ESTATE LOANS

Investment in real estate loans, net is as follows (in thousands):

	June 30, 2020	December 31, 2019
Real estate loans	$32,615	$32,831
Unamortized discount	(810)	(1,895)
Allowance for credit losses	(2,632)	—
Investment in real estate loans, net	$29,173	$30,936

The amortized cost bases of our Investment in real estate loans, net approximate their fair value. The amortized cost bases, net of allowance for credit losses, of our Investment in real estate loans, net at June 30, 2020, by contractual maturity are as follows: $27.1 million in 2020 and $2.0 million in 2021.

Real Estate Development Loans

We provided mezzanine loans on three real estate development projects to fund up to an aggregate of $29.6 million for the development of three hotel properties. The three real estate development loans closed in the fourth quarter of 2017 and each has a stated interest rate of 8% and an initial term of approximately three years.  As of June 30, 2020, we have funded the full amount of $29.6 million. We have separate options related to each loan (each the "Initial Option") to purchase a 90% interest in each joint venture that owns the respective hotel upon completion of construction; the Initial Option for each of the three loans is currently exercisable. The Initial Option for each of the three loans will remain exercisable through the maturity date or full repayment of the mezzanine loans. We also have the right to purchase the remaining interests in each joint venture at future dates, generally five years after we exercise our Initial Option. We have recorded the original aggregate estimated fair value of each Initial Option totaling $6.1 million in Other assets and as a discount to the related real estate loans. The discount will be amortized as a component of non-cash interest income over the initial term of the real estate loans using the straight-line method, which approximates the interest method. We recorded amortization of the discount of $0.5 million during the three months ended June 30, 2020 and 2019 and $1.0 million during the six months ended June 30, 2020 and 2019. During the six months ended June 30, 2020, we recorded a Loss on impairment of assets of $0.8 million related to one of the purchase options. See "Note 9 - Fair Value Measurement" for further information.

During the quarter ended June 30, 2020, we modified the three real estate development loans described above to provide for interest payment deferrals of 90 days through July 15, 2020. Therefore, we have suspended the recognition of interest income for these loans until the cash interest payments are received. At June 30, 2020, the amortized cost basis of the three real estate development loans was $29.4 million and we had recorded an allowance for credit losses of $2.6 million related to these loans. During the six months ended June 30, 2020, we recorded cash interest income of $0.6 million related to these loans.

During the third quarter of 2019, we completed a mezzanine loan with a commitment to fund up to $28.9 million for a mixed-use development project that includes a hotel property, retail space, and parking. The loan has a stated interest rate of 9% and an initial term of 30 months. The loan is secured by a second mortgage on the development project and a pledge of the equity in the project owner. As of June 30, 2020, we have funded $11.1 million of the loan commitment. Upon completion of construction, we have an option to purchase a 90% interest in the hotel (the “Initial Purchase Option”). We also have the right to purchase the remaining interest in the hotel five years after the completion of construction. We have issued a $10.0 million letter of credit under our senior unsecured credit facility to secure the exercise of the Initial Purchase Option. As such, we have classified the loan as Investment in hotel properties, net in our Condensed Consolidated Balance Sheets at June 30, 2020. Interest income on the mezzanine loan will be recorded in our Consolidated Statement of Operations as it is earned. We have recorded the aggregate estimated fair value of the Initial Purchase Option totaling $2.8 million in Other assets and as a contra-asset to Investment in hotel properties, net. The contra-asset will be amortized as a component of non-cash interest income over the term of the real estate development loan using the straight-line method, which approximates the interest method. During the three and six months ended June 30, 2020, we amortized $0.3 million and $0.6 million, respectively, as non-cash interest income.

Seller-Financing Loans

On June 29, 2018 we sold the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA for an aggregate selling price of $24.9 million. We provided seller financing totaling $3.6 million on the sale of these properties under two, 3.5-year notes with a blended interest rate of 7.38% secured by a $3.0 million second mortgage. As of June 30, 2020, there was $2.4 million outstanding on the seller-financing loans.

Current Estimate of Credit Losses

We evaluated our notes receivable for potential credit losses by estimating the fair value of the collateral supporting each note receivable at June 30, 2020 based on assumptions related to the expected future performance of the collateral assets and the resulting anticipated net selling value of the assets at capitalization rates that are common for the asset class. Our current estimate of credit losses of $2.6 million as a result of the effects of the COVID-19 pandemic is recorded as an allowance for credit losses at June 30, 2020.

NOTE 5 - DEBT

At June 30, 2020 and December 31, 2019, our indebtedness was comprised of borrowings under our 2018 Unsecured Credit Facility (as defined below), the 2018 Term Loan (as defined below), the 2017 Term Loan (as defined below), the Joint Venture Credit Facility (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 3.39% at June 30, 2020 and 3.95% at December 31, 2019.

Debt, net of debt issuance costs, is as follows (in thousands):

	June 30, 2020	December 31, 2019
Revolving debt	$286,500	$140,000
Term loans	725,000	725,000
Mortgage loans	155,868	157,726
	1,167,368	1,022,726
Unamortized debt issuance costs	(7,969)	(6,563)
Debt, net of debt issuance costs	$1,159,399	$1,016,163

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

	June 30, 2020	Percentage	December 31, 2019	Percentage
Fixed-rate debt	$547,511	47%	$549,236	54%
Variable-rate debt	619,857	53%	473,490	46%
	$1,167,368		$1,022,726

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Fixed-rate debt	$147,511	$144,674	$149,236	$151,268	Level 2 - Market approach

At June 30, 2020 and December 31, 2019, we had $400.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value.  Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to "Note 7 - Derivative Financial Instruments and Hedging."

$600 Million Senior Unsecured Credit Facility

On December 6, 2018, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $600.0 million senior unsecured credit facility (the “2018 Unsecured Credit Facility”) with Deutsche Bank AG New York Branch, as administrative agent, and a syndicate of lenders. The 2018 Unsecured Credit Facility is comprised of the $400 Million Revolver and a $200.0 million term loan facility (the “$200 Million Term Loan”). At June 30, 2020, we had $420.0 million borrowed and $100.0 million available to borrow plus an additional $50.0 million available to borrow subject to certain security requirements to be provided to the lender.

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

The interest rate on the 2018 Unsecured Credit Facility is based on a pricing grid ranging from 140 basis points to 220 basis points plus LIBOR for the $400 Million Revolver and 135 basis points to 215 basis points plus LIBOR for the $200 Million Term Loan, depending upon the Company's leverage ratio. The pricing grid was modified under the First Amendment such that during the period ending December 31, 2021, or earlier at the Company's election subject to certain requirements (the "Amendment Period"), the applicable margin will be set at Pricing Level VII, as defined in the 2018 Unsecured Credit Facility documents. The interest rate at June 30, 2020 for the $200 Million Term Loan was 2.35%.

Financial and Other Covenants.  We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2018 Unsecured Credit Facility. The First Amendment provides that certain financial and other covenants under the 2018 Unsecured Credit Facility were waived or adjusted, for the periods described below:

•Waivers of all financial and certain other covenants in the 2018 Unsecured Credit Facility for the period April 1, 2020 through March 31, 2021; and
•Adjustments to certain financial covenants for the period April 1, 2021 through December 31, 2021 including:
◦Increases in the Maximum Leverage Ratio, partially adjusting down beginning in the third quarter of 2021;
◦Reduction of the Minimum Consolidated Fixed Charge Coverage Ratio;
◦Increase of the Maximum Unsecured Leverage Ratio; and
◦Reduction of the Minimum Unsecured Interest Coverage Ratio;
•Increases to the Maximum Leverage Ratio for the calendar year 2022, adjusting down throughout 2022.

Certain other typical limitations and conditions for credit facilities of this nature were included among the provisions in the First Amendment including, among other provisions, limitations on the use of revolving facility advances, certain restrictions on payments of dividends and establishment of a minimum liquidity requirement.

At June 30, 2020, we were in compliance with all financial covenants.

Unencumbered Assets. The First Amendment requires the borrower and certain subsidiaries to pledge to the secured parties all of the equity interests in the entities that own the Unencumbered Properties, as well as the equity interests in the TRS lessees related to such Unencumbered Properties until the borrower meets certain conditions for the release of such pledges.  During the period that the pledges are in place, as well as at all other times during the term of the facility, borrowings under the 2018 Unsecured Credit Facility are limited by the value of hotel assets that qualify as unencumbered assets. At June 30, 2020, the Company had 52 unencumbered hotel properties (the "Unencumbered Properties") supporting the 2018 Unsecured Credit Facility.

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

Unsecured Term Loans

2018 Term Loan

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a new $225.0 million unsecured term loan (the “2018 Term Loan”) with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documentation, which is fully drawn as of June 30, 2020. The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the maturity date of February 14, 2025, subject to certain conditions.

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

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.35% and 1.95%, depending upon our leverage ratio (as defined in the loan documents). The pricing grid was modified under the Third Amendment such that during the Amendment Period the applicable margin will be set at Pricing Level VIII, as defined in the 2018 Term Loan documents. We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at June 30, 2020 was 2.20%.

Financial and Other Covenants.  We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2018 Term Loan. The Third Amendment provides that certain financial and other covenants under the 2018 Term Loan were waived or adjusted, which waivers and adjustments are the same as under the First Amendment to the Company’s 2018 Unsecured Credit Facility. At June 30, 2020, we were in compliance with all financial covenants.

Unencumbered Assets.  The Third Amendment requires the borrower and certain subsidiaries to pledge to the secured parties all of the equity interests in the entities that own the Unencumbered Properties, as well as the equity interests in the TRS lessees related to such Unencumbered Properties until the borrower meets certain conditions for the release of such pledges. During the period that the pledges are in place, as well as at all other times during the term of the facility, borrowings under the 2018 Term Loan are limited by the value of the Unencumbered Assets.

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

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.45% and 2.25%, depending upon our leverage ratio (as defined in the loan documents). The pricing grid was modified under the Second Amendment such that during the Amendment Period the applicable margin will be set at Pricing Level VII, as defined in the 2017 Term Loan documents. We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at June 30, 2020 was 2.50%.

Financial and Other Covenants.  We are required to comply with a series of financial and other covenants to draw and maintain borrowings under the 2017 Term Loan. The Second Amendment provides that certain financial and other covenants under the 2017 Term Loan were waived or adjusted, which waivers and adjustments are the same as under the First Amendment to the Company’s 2018 Unsecured Credit Facility. At June 30, 2020, we were in compliance with all financial covenants.

Unencumbered Assets.  The Second Amendment requires the borrower and certain subsidiaries to pledge to the secured parties all of the equity interests in the entities that own the Unencumbered Properties, as well as the equity interests in the TRS lessees related to such Unencumbered Properties until the borrower meets certain conditions for the release of such pledges. During the period that the pledges are in place, as well as at all other times during the term of the facility, borrowings under the 2017 Term Loan are limited by the value of the Unencumbered Assets.

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

On June 18, 2020, the Borrower, the Parent, and each party executing the credit facility documentation as a subsidiary guarantor, entered into the Second Amendment to Credit Agreement (the “JV Second Amendment”) of the Joint Venture Credit Facility with Bank of America, N.A., as administrative agent, BofA Securities, Inc., as sole lead arranger and sole bookrunner, and a syndicate of lenders including Bank of America, N.A., KeyBank National Association, and Bank of Montreal, Chicago Branch.

The Joint Venture Credit Facility is comprised of a $125 million revolving credit facility (the “$125 Million Revolver”) and a $75 million term loan (the “$75 Million Term Loan”). The Joint Venture Credit Facility has an accordion feature which will allow us to increase the total commitments by up to $300 million, for aggregate potential borrowings of up to $500 million on the Joint Venture Credit Facility. The JV Second Amendment confirmed that the Borrower may make additional advances on the existing revolving facility. Prior to the expiration of the Covenant Waiver Period (defined below), advances are limited to the lesser of the aggregate facility amount and the aggregate Borrowing Base Asset Value multiplied by 55%, less all outstanding advances. Upon the expiration of the Covenant Waiver Period, advances are limited to the lesser of the aggregate facility amount, the aggregate Borrowing Base Asset Value multiplied by 55%, and the amount that would permit the Borrower to achieve the Borrowing Base Coverage Ratio then applicable, less all outstanding advances.

The $125 Million Revolver and the $75 Million Term Loan will mature on October 8, 2023. Each individually can be extended for a single consecutive twelve-month period at the Joint Venture's option, subject to certain conditions.

Interest is paid on revolving credit advances at varying rates based upon, at the Borrower's option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a margin of 2.15% for Eurodollar rate advances, or (ii) LIBOR, plus a margin of 2.15% for LIBOR floating rate advances. The applicable margin for a term loan advance shall be five basis points less than revolving credit advances referenced above.

Borrowing Base Assets. The Joint Venture Credit Facility is secured primarily by a first priority pledge of the Borrower's equity interests in the subsidiaries that hold the borrowing base assets, and the related TRS entities, which wholly own the TRS Lessees that lease each of the borrowing base assets.

Financial and Other Covenants. In addition, the Borrower is required to comply with a series of financial and other covenants in order to borrow under the Joint Venture Credit Facility. Pursuant to the JV Second Amendment, certain financial and other covenants under the Joint Venture Credit Facility were waived or adjusted, for the periods described below:

•Temporary waivers of the Consolidated Fixed Charge Coverage Ratio covenant and certain other covenants in the Joint Venture Credit Facility for the period June 18, 2020 until the date the Borrower is required to deliver to the lenders a compliance certificate for the period ending June 30, 2021 (“Covenant Waiver Period”); and
•Adjustments to the Borrowing Base Coverage Ratio beginning on June 18, 2020, and adjusting up through June 30, 2022.

Certain other typical limitations and conditions for credit facilities of this nature were included among the provisions in the JV Second Amendment including, among other provisions, limitations on the use of revolving facility advances, certain restrictions on payments of dividends and limitations on investments and dispositions.

We retain the right to opt out of certain additional restrictive covenants upon demonstration of compliance with the required financial covenants.

At June 30, 2020, we were in compliance with all financial covenants.

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

Mortgage Loans

At June 30, 2020, we had mortgage loans totaling $155.9 million that are secured primarily by first mortgage liens on 15 hotel properties.

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

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. During the cash trap event, the lender or servicer of the mortgage loan controls cash outflows until the loan is covenant compliant. Certain cash trap events have been triggered, but there are currently no defaults under any of the Company's mortgage loan agreements.

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

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business. In addition, we rent or sublease certain owned real estate to third parties. We recorded gross third-party tenant income of $0.5 million during each of the three month-periods ended June 30, 2020 and 2019 and $1.0 million and $0.9 million during the six months ended June 30, 2020 and 2019, respectively, which were recorded in Other income in the Condensed Consolidated Statement of Operations.

The majority of our third-party tenants requested rent deferrals to ease the negative financial effects of the COVID-19 pandemic on their businesses. We have generally negotiated rent deferrals with these tenants that defer rent for a specified number of months and require repayment of the deferred rent over a negotiated period of time.

On January 1, 2019, the Company adopted ASC No. 842, Leases, and recognized right-of-use lease assets and related liabilities.  The right-of-use assets and related liabilities include renewal options reasonably certain to be exercised.  We base our lease calculations on our estimated incremental borrowing rate. As of June 30, 2020, our weighted average incremental borrowing rate was 4.9%.

During the three months ended June 30, 2020 and 2019, the Company's total operating lease cost was $0.7 million and $0.8 million, respectively, and the operating cash outflows from operating leases was $0.6 million and $0.7 million, respectively. During the six months ended June 30, 2020 and 2019, the Company's total operating lease cost was $1.6 million and $1.8 million, respectively, and the operating cash outflows from operating leases was $1.4 million and $1.6 million, respectively. As of June 30, 2020, the weighted average operating lease term was 28.3 years.

On January 31, 2019, we exercised our option pursuant to a ground lease agreement to purchase the land upon which our hotel property in Baltimore (Hunt Valley), MD is located for $4.2 million, which resulted in a termination of obligations under the ground lease.

Operating lease maturities as of June 30, 2020 are as follows (in thousands):

2020	$1,082
2021	2,066
2022	1,842
2023	970
2024	910
Thereafter	28,906
Total lease payments (1)	35,776
Less interest	(16,707)
Total	$19,069

(1)Certain payments above include future increases to the minimum fixed rent based on the Consumer Price Index in effect at the initial measurement of the lease balances.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at June 30, 2020 and December 31, 2019 is as follows (dollars in thousands):

				Notional Amount		Fair Value
Contract date	Effective Date	Expiration Date	Average Annual Effective Fixed Rate	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	$100,000	$100,000	$(4,816)	$(1,316)
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	100,000	100,000	(4,843)	(1,350)
June 11, 2018	September 28, 2018	September 30, 2024	2.87%	75,000	75,000	(8,542)	(4,389)
June 11, 2018	December 31, 2018	December 31, 2025	2.93%	125,000	125,000	(18,043)	(9,122)
				$400,000	$400,000	$(36,244)	$(16,177)

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At June 30, 2020 and December 31, 2019, all of our interest rate swaps were in a liability position as a result of a decline in short-term interest rates and a continued flattening of the forward yield curve. Our interest rate swaps are recorded in Accrued expenses and other in our Condensed Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Other comprehensive income and are reclassified to Interest expense in our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings. In the next twelve months, we estimate that $9.3 million will be reclassified from Other comprehensive income and recorded as an increase to Interest expense.

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Loss recognized in Other comprehensive income on derivative financial instruments	$(2,981)	$(9,247)	$(22,804)	$(14,744)
(Loss) gain reclassified from Other comprehensive income to Interest expense	$(1,958)	$27	$(2,737)	$88
Total Interest expense in which the effects of cash flow hedges are recorded	$(10,749)	$(9,766)	$(21,761)	$(20,618)

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

Changes in common stock during the six months ended June 30, 2020 and 2019 were as follows:

	For the Six Months Ended June 30,
	2020	2019
Beginning common shares outstanding	105,169,515	104,783,179
Grants under the Equity Plan	676,171	537,734
Common Unit redemptions	33,579	6,076
Annual grants to independent directors	93,810	40,455
Performance share and other forfeitures	(210,897)	(166,478)
Shares retained for employee tax withholding requirements	(65,345)	(74,340)
Ending common shares outstanding	105,696,833	105,126,626

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

 At June 30, 2020 and December 31, 2019, unaffiliated third parties owned 175,442 and 209,021 Common Units of the Operating Partnership, respectively, representing less than a 1% limited partnership interest in the Operating Partnership for each period.

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

Non-controlling Interests in Joint Venture

In July 2019, the Company entered into a joint venture agreement with GIC, Singapore’s sovereign wealth fund, to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the joint venture and intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the joint venture and will have the potential to earn incentive fees based on the joint venture achieving certain return thresholds. As of June 30, 2020, the joint venture owns the five hotel properties acquired in 2019.

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

NOTE 9 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at June 30, 2020 using
	Level 1	Level 2	Level 3	Total
Assets:
Purchase Options related to real estate loans	$—	$—	$8,138	$8,138
Liabilities:
Interest rate swaps	—	36,244	—	36,244

	Fair Value Measurements at December 31, 2019 using
	Level 1	Level 2	Level 3	Total
Assets:
Purchase Options related to real estate loans	$—	$—	$8,920	$8,920
Liabilities:
Interest rate swaps	—	16,177	—	16,177

Our Purchase Options related to real estate loans do not have readily determinable fair values. The original fair value of each Purchase Option was estimated using a binomial lattice or Black-Scholes model. Due to the adverse effects of the COVID-19 pandemic, we evaluated our Purchase Options for impairment during the six months ended June 30, 2020. The fair value of each Purchase Option was estimated using the Black-Scholes model. The estimated fair values of the Purchase Options were based on unobservable inputs for which there is little or no market information available and required us to develop our own assumptions as follows (dollar amounts in thousands):

	Real Estate Loan 1		Real Estate Loan 2		Real Estate Loan 3		Real Estate Loan 4
Exercise price	$15,143		$17,377		$5,503		$37,800
Term	2.59	(1) (2)	2.68	(1) (2)	2.67	(1) (2)	1.42	(3)
Expected volatility	65.0%		55.0%		55.0%		55.0%
Risk-free rate	0.3%		0.3%		0.3%		0.2%
Expected annualized equity dividend yield	6.5%		7.5%		17.1%		—%

(1)The purchase option is currently exercisable.
(2)The option term is the period from April 1, 2020 through the fully extended maturity dates of the respective mezzanine loans.
(3)The option term is the period from April 1, 2020 through the date in which the development project is completed and the option becomes exercisable.

During the six months ended June 30, 2020, we recorded a Loss on impairment of assets of $0.8 million as follows (dollar amounts in thousands):

	Real Estate Loan 1	Real Estate Loan 2	Real Estate Loan 3	Real Estate Loan 4
Purchase Option value at December 31, 2019	$2,382	$2,761	$977	$2,800
Loss on impairment of assets	(782)	—	—	—
Purchase Option value at June 30, 2020	$1,600	$2,761	$977	$2,800

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

On April 13, 2020, as a result of the COVID-19 pandemic, Marriott International, Inc. (“Marriott”) agreed to allow us to use $1.6 million of cash deposited in FF&E Reserve Accounts for seven of our Marriott-branded hotels managed by Marriott affiliates (“Marriott Hotels”) to pay for the working capital needs of the respective hotels.  In addition, Marriott released $8.9 million to us from the FF&E Reserve Accounts (“Borrowed Reserve”) of the Marriott Hotels for general operational purposes. The Borrowed Reserve must be replenished into the respective FF&E Reserve Accounts in ten equal monthly installments beginning on the date that is twelve months prior to the next scheduled renovation date for each of the Marriott Hotels (“Renovation Date”) or in a lump sum payment no later than sixty days prior to each respective Renovation Date. Furthermore, Marriott has suspended our obligation to fund monthly FF&E reserves for the Marriott Hotels through August 31, 2020.

At June 30, 2020 and December 31, 2019, approximately $18.7 million and $27.6 million, respectively, was available in restricted cash reserve funds required by certain of our property managers, franchisors, or mortgage lenders for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at our hotel properties.

Franchise Agreements

We expensed fees related to our franchise agreements of $2.4 million and $12.5 million for the three months ended June 30, 2020 and 2019, respectively, and $11.9 million and $24.0 million for the six months ended June 30, 2020 and 2019, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various professional third-party management companies. We pay base management fees that are a percentage of gross room revenues and incentive management fees based on achievement of certain financial targets pursuant to contracts that generally have remaining terms of less than five years. Management fee expenses were $0.6 million and $4.5 million for the three months ended June 30, 2020 and 2019, respectively, and $3.7 million and $9.6 million for the six months ended June 30, 2020 and 2019, respectively.

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

Stock Options Granted Under our Equity Plan

As of June 30, 2020, we had 235,000 outstanding and exercisable stock options with a weighted average exercise price of $9.75 per share and a weighted average contractual term of 0.7 years. At June 30, 2020, the exercise price of our outstanding and exercisable stock options exceeded the market price of our common stock, resulting in no intrinsic value.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock award activity under our Equity Plan for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2019	448,467	$12.51	$5,534
Granted	299,562	8.47
Vested	(172,170)	13.31
Forfeited	(536)	8.47
Non-vested at June 30, 2020	575,323	$10.17	$3,412

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

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under the Equity Plan for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2019	755,991	$14.31	$9,329
Granted	376,609	9.38
Forfeited	(210,361)	17.13
Non-vested at June 30, 2020	922,239	$11.65	$5,469

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

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Time-based restricted stock	$623	$606	$1,225	$1,148
Performance-based restricted stock	896	862	1,769	1,672
Director stock	447	496	447	496
	$1,966	$1,964	$3,441	$3,316

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $10.4 million at June 30, 2020 and will be recorded as follows (in thousands):

	Total	2020	2021	2022	2023	2024
Time-based restricted stock	$4,399	$1,247	$1,859	$1,041	$235	$17
Performance-based restricted stock	6,033	1,791	2,654	1,392	196	—
	$10,432	$3,038	$4,513	$2,433	$431	$17

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

The Company recorded an income tax benefit of $0.2 million for the three months ended June 30, 2020 and an income tax expense of $0.7 million for three months ended June 30, 2019. The Company recorded income tax expense of $1.7 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively. The $1.7 million income tax expense includes a $2.1 million discrete non-cash deferred income tax related to the establishment of valuation allowances against our TRS Lessees’ deferred tax assets recorded during the quarter ended March 31, 2020. Due to the effects of the COVID-19 pandemic, certain of our TRS Lessees have incurred operating losses in the past and are expected to be in a cumulative loss for the foreseeable future.  A cumulative loss is significant negative evidence that the realizability of our deferred tax assets at June 30, 2020 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all our deferred tax assets at June 30, 2020.

We had no unrecognized tax benefits at June 30, 2020. We expect no significant changes in unrecognized tax benefits within the next year.

The business tax provisions of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which was signed into law on March 27, 2020, include temporary changes to income and non-income-based tax laws. Some of the key income tax provisions include:

•Eliminating the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating loss (NOL) carryforwards to offset taxable income in 2018, 2019, or 2020, and reinstating it for tax years after 2020;
•Allowing NOLs generated in 2018, 2019, or 2020, to be carried back five years;
•Increasing the net interest expense deduction limit to 50% of adjusted taxable income from 30% for the 2019 and 2020 tax years;
•Allowing taxpayers with alternative minimum tax credits to claim a refund for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as required by the 2017 Tax Cut and Jobs Act;
•Allowing entities to deduct more of their charitable cash contributions made during calendar year 2020 by increasing the taxable income limitation to 25% from 10%; and
•Providing for an employee retention tax credit to offset the employer's share of payroll taxes for the period between March 13, 2020 and December 31, 2020. The credit is calculated based on 50% of qualifying wages, capped at the first $10,000 of compensation.
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

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income	$(52,548)	$49,069	$(68,762)	$61,969
Less: Preferred dividends	(3,709)	(3,709)	(7,418)	(7,418)
Allocation to participating securities	—	(195)	(81)	(218)
Attributable to non-controlling interest in Operating Partnership	96	(112)	133	(135)
Attributable to non-controlling interests in joint venture	2,035	—	2,890	—
Net (loss) income attributable to common stockholders, net of amount allocated to participating securities	$(54,126)	$45,053	$(73,238)	$54,198
Denominator:
Weighted average common shares outstanding - basic	104,154	103,896	104,075	103,823
Dilutive effect of equity-based compensation awards	—	41	—	65
Weighted average common shares outstanding - diluted	104,154	103,937	104,075	103,888
(Loss) earnings per share:
Basic and diluted	$(0.52)	$0.43	$(0.70)	$0.52

All outstanding stock options were included in the computation of diluted earnings per share for the three and six months ended June 30, 2019 due to their dilutive effect. The Common Units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income would also be added to derive net income attributable to common stockholders. We had unvested performance-based restricted stock awards of 922,239 shares for the three and six months ended June 30, 2020 and 755,991 shares for the three and six months ended June 30, 2019, which were excluded from the denominator of the diluted earnings per share as the awards had not achieved the requisite performance conditions for vesting at each period end.

NOTE 14 - SUBSEQUENT EVENTS

Dividends

On July 29, 2020, our Board of Directors declared cash dividends of $0.403125 per share of 6.45% Series D Cumulative Redeemable Preferred Stock and $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock. These dividends are payable August 31, 2020 to stockholders of record on August 17, 2020.

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

Cautionary Statement about Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “forecast,” “project,” “potential,” “continue,” “likely,” “will,” “would” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•the effects of the novel coronavirus (COVID-19) pandemic and other infectious disease outbreaks;
•potential changes in operations as a result of laws or regulations imposed in connection with, or changes in consumer behavior in response to, the COVID-19 pandemic;
•financing risks, including the risk of leverage and the corresponding risk of default on our existing indebtedness and potential inability to refinance or extend the maturities of our existing indebtedness;
•default by borrowers to which we lend or provide seller financing;
•global, national, regional and local economic and geopolitical conditions;
•levels of spending for business and leisure travel, as well as consumer confidence;
•supply and demand factors in our markets or sub-markets;
•the effect of alternative accommodations on our business;
•adverse changes in occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) and other hotel operating metrics;
•hostilities, including future terrorist attacks, or fear of hostilities that affect travel;
•financial condition of, and our relationships with, third-party property managers and franchisors;
•the degree and nature of our competition;
•increased interest rates;
•increased operating costs, including but not limited to labor costs;
•increased renovation costs, which may cause actual renovation costs to exceed our current estimates;
•changes in zoning laws;
•increases in real property taxes that are significantly higher than our expectations;
•risks associated with hotel acquisitions, including the ability to ramp up and stabilize newly acquired hotels with limited or no operating history or that require substantial amounts of capital improvements for us to earn stabilized economic returns consistent with our expectations at the time of acquisition;
•risks associated with dispositions of hotel properties, including our ability to successfully complete the sale of hotel properties under contract to be sold, including the risk that the purchaser may not have access to the capital needed to complete the purchase;
•the nature of our structure and transactions such that our federal and state taxes are complex and there is risk of successful challenges to our tax positions by the Internal Revenue Service ("IRS") or other federal and state taxing authorities;
•the recognition of taxable gains from the sale of hotel properties as a result of the inability to complete certain like-kind exchanges in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (the “IRC”);
•availability of and our ability to retain qualified personnel;
•our failure to maintain our qualification as a real estate investment trust ("REIT") under the IRC;
•changes in our business or investment strategy;

•availability, terms and deployment of capital;
•general volatility of the capital markets and the market price of our common stock;
•environmental uncertainties and risks related to natural disasters;
•our ability to recover fully under third party indemnities or our existing insurance policies for insurable losses and our ability to maintain adequate or full replacement cost “all-risk” property insurance policies on our properties on commercially reasonable terms;
•the effect of a data breach or significant disruption of hotel operator information technology networks as a result of cyber-attacks that are greater than insurance coverages or indemnities from service providers;
•the effect on our interest rates if LIBOR is replaced with a new benchmark or performs differently than in the past;
•our ability to effectively manage our joint venture with our joint venture partner;
•current and future changes to the IRC; and
•the other factors discussed under the heading "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning primarily premium-branded, select-service hotels. At June 30, 2020, our portfolio consisted of 72 hotels with a total of 11,288 guestrooms located in 23 states. We own our hotels in fee simple, except for four hotels which are subject to ground leases. As of June 30, 2020, we own 100% of the outstanding equity interests in 67 of our 72 hotels. We own a 51% controlling interest in five hotels acquired in 2019 through a joint venture. Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

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

Management Company	Number of Properties	Number of Guestrooms
Affiliates of Aimbridge Hospitality, including Interstate Management Company, LLC (1)	31	4,794
OTO Development, LLC	12	1,696
Stonebridge Realty Advisors, Inc. and affiliates	9	1,312
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	7	1,176
Select Hotels Group, LLC, an affiliate of Hyatt	5	807
White Lodging Services Corporation	4	791
American Liberty Hospitality, Inc.	2	372
Intercontinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Crestline Hotels & Resorts, LLC	1	88
Total	72	11,288

(1)On October 25, 2019, Aimbridge Hospitality announced that it had completed a merger with Interstate Hotels & Resorts.

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

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of lodging demand include changes in gross domestic product, corporate profits, capital investments and employment. Volatility in the economy and risks arising from global and domestic political or economic conditions may cause slowing economic growth, which would have an adverse effect on lodging demand. During the first half of 2020, the global and U.S. economies, and the travel and lodging industries, experienced a significant downturn as a result of the COVID-19 global pandemic.

Effects of COVID-19 Pandemic on Our Business

On January 30, 2020, the World Health Organization (“WHO”) declared a public health emergency of international concern related to a novel coronavirus (“COVID-19”), and on March 11, 2020, the WHO declared COVID-19 to be a pandemic. By March 31, 2020, stay-at-home directives had been issued in many states across the United States and many local jurisdictions had additionally required the temporary closure of businesses deemed to be non-essential. In April 2020, certain states began to issue guidelines and implement plans for allowing businesses and other activities in their states to re-open or resume in various phases. However, beginning in June 2020, surges in new COVID-19 cases slowed the pace of the nascent economic recovery and delayed or reversed the resumption of certain activities and business re-openings across the country.

These actions and restrictions have had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline in all forms of travel, both domestic and international, and a significant decline in the demand for hotels and guestrooms. These conditions have resulted in a substantial decline in our revenues, profitability and cash flows from operations during the first half of 2020 and are expected to continue to materially adversely affect our operations and financial results until travel and business restrictions are eased, consumer confidence is restored and an economic recovery commences. The COVID-19 pandemic has also significantly increased economic uncertainty and has led to disruption and volatility in the global capital markets, which could increase our cost of, and limit accessibility to, capital. Given that the COVID-19 pandemic has caused a significant economic slowdown, we believe it is increasingly likely that it could cause a global recession.

The effects of the COVID-19 pandemic on our operations were the primary drivers of a 53.4% decline in RevPAR during the six months ended June 30, 2020 in comparison to the six months ended June 30, 2019. Furthermore, our income from hotel operations declined from $105.4 million during the six months ended June 30, 2019 to $19.7 million for the six months ended June 30, 2020. The COVID-19 pandemic will continue to materially adversely affect our operations and financial performance in the third quarter of 2020 and beyond. It is currently extremely difficult to predict how long the adverse effects of the COVID-19 pandemic will continue, when an economic recovery will commence and the length of time it will take for us to return to operational and financial performance that is consistent with our 2019 fiscal year.

Management’s Actions in Response to the Effects of COVID-19 on Our Operations

We have taken the following actions to mitigate the negative effects of the COVID-19 pandemic on our consolidated financial position, results of operations and cash flows:

Operational Adjustments

On March 25, 2020, we announced that, due to the effects of the COVID-19 pandemic, we had suspended operations at certain hotels in response to specific government mandates or as the result of adverse market conditions. In response to the rapid decline in demand for room nights and loss of revenues, we, along with our property managers, evaluated each hotel in our portfolio to adjust the labor cost structures. We temporarily suspended full operational capabilities at six hotels containing 934 guestrooms. At an additional nine of our hotels containing 1,278 guestrooms that are located in direct proximity to another one of our hotels (“Sister Properties”), reservations continued to be accepted but guests were directed to Sister Properties. During the second quarter ended June 30, 2020, five hotels containing 682 guestrooms and four hotel properties adjacent to Sister Properties containing 506 guestrooms were re-opened.

Although the majority of our hotels have remained open, staffing levels have been significantly reduced to levels that safely and effectively maintain reasonable accommodations for our guests. As such, our open hotels are generally operating with limited employees per shift and a limited housekeeping staff that are performing all the essential hotel functions, including enhanced cleaning and disinfecting to mitigate the spread of COVID-19.

Financial Measures and Liquidity

We have taken significant and decisive action to enhance our overall liquidity position in response to the pandemic’s initial effects and anticipated future effects on our financial position. The following is a summary of certain measures that we have adopted in order to enhance our overall liquidity position:

•We borrowed an additional net amount of $125.0 million on our $400 million unsecured revolving credit facility ("$400 Million Revolver”) during the six months ended June 30, 2020 as a precautionary measure to provide sufficient liquidity to meet our funding needs for at least the next twelve months. At July 31, 2020, we had $117.3 million of consolidated unrestricted cash on hand and an additional $150.0 million of undrawn availability on our $400 Million Revolver, as amended by the First Amendment (as defined below). We have no debt maturing before November 2022.
•We amended loan agreements of our 2018 Unsecured Credit Facility, 2017 Term Loan and 2018 Term Loan to provide for financial covenant waivers through March 31, 2021, to modify or waive compliance with certain financial covenant measures for the final three quarters of 2021 and to access additional borrowing capacity of $150.0 million under our $400 Million Revolver.
•We amended our joint venture credit agreement to provide for a financial covenant waiver through March 31, 2021, to modify certain financial covenant measures through June 30, 2022, and to access additional availability to fund operating expense deficits and various capital expenditures.
•We suspended the declaration and payment of dividends on our common stock and operating partnership units. This will conserve an additional $19.0 million of cash quarterly, or $75.0 million on an annualized basis.
•We postponed all non-essential capital improvement projects planned for 2020 beyond those already substantially complete, which is expected to reduce previously planned total capital expenditures by at least $35.0 million, or over 50% based on the midpoint of our previously provided guidance range of total capital expenditures for 2020.
•We adopted comprehensive cost reduction initiatives, including the reduction of labor and temporary elimination of certain services and amenities, at all hotels. Certain labor costs and services or amenities have been added back on a limited basis as improvements in occupancy levels have supported. As described above, we temporarily suspended operations at certain hotels in response to specific government mandates or as the result of adverse market conditions.
•We implemented a voluntary 25% temporary reduction of base salaries and fees, respectively, for executive officers and independent members of the Board of Directors in April 2020.
•We furloughed approximately 25% of the corporate-level staff in April 2020. Certain of the furloughed staff have been reinstated during the second quarter of 2020 to meet specific needs of the Company as supported by our operating performance, but the majority of the furloughed staff remain inactive. Temporary salary reductions for the majority of our remaining non-executive employees were also implemented in April 2020.
•We implemented a temporary hiring freeze for any new corporate-level positions.

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

The First Amendment provides that certain financial and other covenants under the 2018 Unsecured Credit Facility were waived or adjusted, for the periods described below:

•Waivers of all financial and certain other covenants in the 2018 Unsecured Credit Facility for the period April 1, 2020 through March 31, 2021; and
•Adjustments to certain financial covenants for the period April 1, 2021 through December 31, 2021 including:
◦Increases in the Maximum Leverage Ratio, partially adjusting down beginning in the third quarter of 2021;
◦Reduction of the Minimum Consolidated Fixed Charge Coverage Ratio;
◦Increase of the Maximum Unsecured Leverage Ratio; and
◦Reduction of the Minimum Unsecured Interest Coverage Ratio;
•Increases to the Maximum Leverage Ratio for the calendar year 2022, adjusting down throughout 2022.

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

Second Amendment to $200 Million Joint Venture Credit Facility

On June 18, 2020, Summit JV MR 1, LLC (the "Borrower"), as borrower, Summit Hospitality JV, LP, as parent, and each party executing the credit facility documentation as a subsidiary guarantor, entered into the Second Amendment to Credit Agreement (the “Second Amendment”) of the Borrower's $200 million senior credit facility (the "Joint Venture Credit Facility") with Bank of America, N.A., as administrative agent, BofA Securities, Inc., as sole lead arranger and sole bookrunner, and a syndicate of lenders including Bank of America, N.A., KeyBank National Association, and Bank of Montreal, Chicago Branch.

Certain financial and other covenants under the Joint Venture Credit Facility were waived or adjusted, for the periods described below:

•Temporary waivers of the Consolidated Fixed Charge Coverage Ratio covenant and certain other covenants in the Joint Venture Credit Facility for the period June 18, 2020 until the date the Borrower is required to deliver to the lenders a compliance certificate for the period ending June 30, 2021 (“Covenant Waiver Period”); and
•Adjustments to the Borrowing Base Coverage Ratio beginning on June 18, 2020, and adjusting up through June 30, 2022.

The Second Amendment confirmed that the Borrower may make additional advances on the existing revolving facility. Prior to the expiration of the Covenant Waiver Period, advances are limited to the lesser of the aggregate facility amount and the aggregate Borrowing Base Asset Value multiplied by 55%, less all outstanding advances. Upon the expiration of the Covenant Waiver Period, advances are limited to the lesser of the aggregate facility amount, the aggregate Borrowing Base Asset Value multiplied by 55%, and the amount that would permit the Borrower to achieve the Borrowing Base Coverage Ratio then applicable, less all outstanding advances.

Certain other typical limitations and conditions for credit facilities of this nature were included among the provisions in the Second Amendment including, among other provisions, limitations on the use of revolving facility advances, certain restrictions on payments of dividends and limitations on investments and dispositions.

We retain the right to opt out of certain additional restrictive covenants upon demonstration of compliance with the required financial covenants.

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

Use of FF&E Reserve Funds

On April 13, 2020, as a result of the COVID-19 pandemic, Marriott International, Inc. (“Marriott”) agreed to allow us to use $1.6 million of cash deposited in our restricted cash reserve for replacement of furniture, fixtures and equipment ("FF&E Reserve Accounts") for seven of our Marriott-branded hotels managed by Marriott affiliates (“Marriott Hotels”) to pay for the working capital needs of the respective hotels.  In addition, Marriott released $8.9 million to us from the FF&E Reserve Accounts (“Borrowed Reserve”) of the Marriott Hotels for general operational purposes. The Borrowed Reserve must be replenished into the respective FF&E Reserve Accounts in ten equal monthly installments beginning on the date that is twelve months prior to the next scheduled renovation date for each of the Marriott Hotels (“Renovation Date”) or in a lump sum payment no later than sixty days prior to each respective Renovation Date. Furthermore, Marriott has suspended our obligation to fund monthly FF&E reserves for the Marriott Hotels through August 31, 2020.

Tax Relief

The business tax provisions of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which was signed into law on March 27, 2020, include temporary changes to income and non-income-based tax laws. Some of the key income tax provisions include:

•Eliminating the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating loss (NOL) carryforwards to offset taxable income in 2018, 2019, or 2020, and reinstating it for tax years after 2020;
•Allowing NOLs generated in 2018, 2019, or 2020, to be carried back five years;
•Increasing the net interest expense deduction limit to 50% of adjusted taxable income from 30% for the 2019 and 2020 tax years;
•Allowing taxpayers with alternative minimum tax credits to claim a refund for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as required by the 2017 Tax Cut and Jobs Act;
•Allowing entities to deduct more of their charitable cash contributions made during calendar year 2020 by increasing the taxable income limitation to 25% from 10%; and
•Providing for an employee retention tax credit to offset the employer's share of payroll taxes for the period between March 13, 2020 and December 31, 2020. The credit is calculated based on 50% of qualifying wages, capped at the first $10,000 of compensation.
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

Health and Well-being

All of our hotels are branded and we have worked closely with our brand partners to develop and implement comprehensive protocols for the safety and well-being of employees and guests. The health and safety procedures at our hotels are designed and have been enhanced to address a broad spectrum of pathogens and viruses, including COVID-19, and include personal hygiene such as frequent and thorough hand-washing, cleaning product specifications, availability of disinfecting products for our guests, and guestroom and common area cleaning procedures. Our hotels have increased the frequency of cleaning throughout the hotels, with focused attention on high-touch areas such as entrances, public spaces, laundry rooms and staff offices.

Forward-looking Information and Use of Estimates

The full effects of the COVID-19 pandemic on our Company will depend on future developments, such as the ultimate duration and scope of the outbreak, its effect on our customers, brands and business partners, the rate at which normal economic conditions, operations, and the demand for lodging resume, and the magnitude of the recessionary conditions in any of our markets. Accordingly, the full effects on our Company cannot be determined at this time; however, despite the uncertainty of the effects of the COVID-19 pandemic, we expect our full year 2020 results of operations to be adversely affected. While the potential magnitude and duration of the business and economic effects of COVID-19 are uncertain, we believe that the nascent recovery in our business that began in the second half of April will continue into the second half of 2020 and operating performance will improve gradually over a multi-year period before reaching prior peak performance levels. We believe that a recovery in business conditions resulting in positive operating cash flows, together with cash on hand, and the current availability under our credit facilities, will provide sufficient liquidity to fund operations for at least the next twelve months. There can be no assurance that the assumptions used to evaluate the carrying amounts of our assets or to estimate our liquidity requirements will be correct. For additional information on the current and potential future effects of the COVID-19 pandemic, please see Item 1A. Risk Factors.

Our Hotel Property Portfolio

At June 30, 2020, our portfolio consisted of 72 hotels with a total of 11,288 guestrooms. According to current chain scales as defined by STR, Inc., two of our hotel properties with a total of 280 guestrooms are categorized as Upper-upscale hotels, 60 of our hotel properties with a total of 9,537 guestrooms are categorized as Upscale hotels and 10 of our hotel properties with a total of 1,471 guestrooms are categorized as Upper-midscale hotels. Information about our hotel properties as of June 30, 2020 is as follows:

Franchise/Brand	Number of Hotel Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	15	2,761
Residence Inn by Marriott	11	1,636
SpringHill Suites by Marriott	5	761
AC Hotel by Marriott	1	255
Marriott	1	165
Fairfield Inn & Suites by Marriott	1	140
Four Points by Sheraton	1	101
Total Marriott	35	5,819
Hilton
Hilton Garden Inn	7	1,067
Hampton Inn & Suites	7	986
Homewood Suites	2	251
DoubleTree by Hilton	1	210
Total Hilton	17	2,514
Hyatt
Hyatt Place	13	1,908
Hyatt House	3	466
Total Hyatt	16	2,374
IHG
Holiday Inn Express & Suites	2	345
Staybridge Suites	1	121
Hotel Indigo	1	115
Total IHG	4	581
Total	72	11,288

Hotel Property Portfolio Activity

We continuously consider ways in which to refine our portfolio to drive growth and create value.  In the normal course of business, we evaluate opportunities to acquire additional properties that meet our investment criteria and opportunities to recycle capital through the disposition of properties.  As such, the composition and size of our portfolio of properties may change materially over time.  Significant changes to our portfolio of properties could have a material effect on our Condensed Consolidated Financial Statements.

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

Comparison of the Three Months Ended June 30, 2020 with the Three Months Ended June 30, 2019

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the three months ended June 30, 2020 compared with the three months ended June 30, 2019 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned as of June 30, 2020 and that we have owned or leased at all times since January 1, 2019.

	For the Three Months Ended June 30,				Quarter-over-Quarter		Quarter-over-Quarter
	2020		2019		Dollar Change		Percentage/Basis Point Change
	Total Portfolio (72 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (69 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (72/69 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (72/69 hotels)	Same-Store Portfolio (67 hotels)
Revenues:
Room	$23,828	$21,426	$131,656	$128,279	$(107,828)	$(106,853)	(81.9)%	(83.3)%
Food and beverage	248	248	6,134	5,990	(5,886)	(5,742)	(96.0)%	(95.9)%
Other	1,360	1,238	5,140	5,071	(3,780)	(3,833)	(73.5)%	(75.6)%
Total	$25,436	$22,912	$142,930	$139,340	$(117,494)	$(116,428)	(82.2)%	(83.6)%

Expenses:
Room	$6,415	$5,938	$28,413	$27,452	$(21,998)	$(21,514)	(77.4)%	(78.4)%
Food and beverage	333	307	4,621	4,438	(4,288)	(4,131)	(92.8)%	(93.1)%
Other hotel operating expenses	16,588	15,427	39,489	38,005	(22,901)	(22,578)	(58.0)%	(59.4)%
Total	$23,336	$21,672	$72,523	$69,895	$(49,187)	$(48,223)	(67.8)%	(69.0)%

Operational Statistics:
Occupancy	24.3%	23.8%	81.8%	81.9%	n/a	n/a	(70.3)%	(70.9)%
ADR	$95.57	$94.30	$162.87	$164.15	$(67.30)	$(69.85)	(41.3)%	(42.6)%
RevPAR	$23.20	$22.44	$133.25	$134.39	$(110.05)	$(111.95)	(82.6)%	(83.3)%

Changes from the three months ended June 30, 2020 compared with the three months ended June 30, 2019 were due to the following:

•Revenues. The decline in total and same-store revenues was primarily due to a significant decline in occupancy as a result of the COVID-19 pandemic. See "Industry Trends and Outlook - Effects of COVID-19 Pandemic on Our Business" for further information.
•RevPAR. The declines in RevPAR were primarily due to a significant decline in occupancy as a result of the COVID-19 pandemic. See "Industry Trends and Outlook - Effects of COVID-19 Pandemic on Our Business" for further information.
•Expenses. We have taken comprehensive cost reduction initiatives, including the reduction of labor and temporary elimination of certain services and amenities, at all hotels which led to the significant decline in operating expenses.

The following table includes other consolidated income and expenses for the three months ended June 30, 2020 compared with the three months ended June 30, 2019 (dollars in thousands).

	For the Three Months Ended June 30,
	2020	2019	Dollar Change	Percentage Change
Property taxes, insurance and other	$11,466	$10,695	$771	7.2%
Management fees	644	4,458	(3,814)	(85.6)%
Depreciation and amortization	27,565	23,779	3,786	15.9%
Corporate general and administrative	5,315	5,920	(605)	(10.2)%
Loss on impairment of assets	—	1,685	(1,685)	(100.0)%
(Loss) gain on disposal of assets, net	(32)	35,520	(35,552)	(100.1)%
Interest expense	10,749	9,766	983	10.1%
Other income, net	876	146	730	500.0%
Income tax (benefit) expense	(247)	701	(948)	(135.2)%

Changes from the three months ended June 30, 2020 compared with the three months ended June 30, 2019 were due to the following:

•Property Taxes, Insurance and Other. This increase is primarily due to increased insurance premiums related to our casualty and general liability policies and increased property taxes related to the properties acquired in 2019.
•Management Fees. This decrease is primarily due to reduced consolidated revenues, upon which management fees are based, as a result of the COVID-19 pandemic.
•Depreciation and Amortization. This increase is due to incremental depreciation associated with the hotels acquired in 2019 of $3.1 million and an increase in depreciation expense of $0.9 million for the same-store portfolio, partially offset by a decrease in depreciation expense of $0.2 million related to the hotel properties sold after March 31, 2019.
•Corporate General and Administrative. This decline is primarily due to decreases in incentive and other compensation costs as a result of our comprehensive cost reduction initiatives in response to the COVID-19 pandemic.
•Loss on Impairment of Assets. During the three months ended June 30, 2019, the Company recorded an impairment charge of $1.7 million for the Hyatt Place - Chicago/Hoffman Estates to reduce the net carrying amount of the property to its estimated net fair market value of $5.9 million at June 30, 2019.
•(Loss) gain on Disposal of Assets. This decrease is primarily due to the sale of six hotels in the three months ended June 30, 2019 for a net gain of $36.6 million.
•Interest Expense. Interest expense increased as a result of increased borrowings, offset by declines in base interest rates.
•Other Income. This increase is primarily due to a decline in debt transaction costs of $0.9 million.
•Income Tax (Benefit) Expense. The Company recorded a $0.2 million income tax benefit primarily attributable to a net operating loss carryback opportunity allowed under the CARES Act.

Comparison of the Six Months Ended June 30, 2020 with the Six Months Ended June 30, 2019

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the six months ended June 30, 2020 compared with the six months ended June 30, 2019 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned as of June 30, 2020 and that we have owned or leased at all times since January 1, 2019.

	Six Months Ended June 30,
	2020		2019		Dollar Change		Percentage/Basis Point Change
	Total Portfolio (72 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (69 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (72/69 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (72/69 hotels)	Same-Store Portfolio (67 hotels)
Revenues:
Room	$122,431	$112,160	$259,756	$247,254	$(137,325)	$(135,094)	(52.9)%	(54.6)%
Food and beverage	5,132	4,830	12,154	11,773	(7,022)	(6,943)	(57.8)%	(59.0)%
Other	6,258	5,769	9,972	9,726	(3,714)	(3,957)	(37.2)%	(40.7)%
Total revenues	$133,821	$122,759	$281,882	$268,753	$(148,061)	$(145,994)	(52.5)%	(54.3)%

Expenses:
Room	$30,988	$28,773	$56,253	$52,786	$(25,265)	$(24,013)	(44.9)%	(45.5)%
Food and beverage	4,370	4,019	9,159	8,734	(4,789)	(4,715)	(52.3)%	(54.0)%
Other hotel operating expenses	51,871	48,106	79,348	74,536	(27,477)	(26,430)	(34.6)%	(35.5)%
Hotel operating expenses	$87,229	$80,898	$144,760	$136,056	$(57,531)	$(55,158)	(39.7)%	(40.5)%

Operational Statistics:
Occupancy	42.8%	42.6%	79.0%	79.2%	n/a	n/a	(45.8)%	(46.3)%
ADR	$139.19	$138.06	$161.84	$164.43	$(22.65)	$(26.37)	(14.0)%	(16.0)%
RevPAR	$59.59	$58.75	$127.89	$130.23	$(68.30)	$(71.48)	(53.4)%	(54.9)%

Changes from the six months ended June 30, 2020 compared with the six months ended June 30, 2019 were due to the following:

•Revenues. The decline in total and same-store revenues was primarily due to a significant decline in occupancy as a result of the COVID-19 pandemic. See "Industry Trends and Outlook - Effects of COVID-19 Pandemic on Our Business" for further information.
•RevPAR. The declines in RevPAR were primarily due to a significant decline in occupancy as a result of the COVID-19 pandemic. See "Industry Trends and Outlook - Effects of COVID-19 Pandemic on Our Business" for further information.
•Expenses. We have taken comprehensive cost reduction initiatives, including the reduction of labor and temporary elimination of certain services and amenities, at all hotels which led to the significant decline in operating expenses.

The following table includes other consolidated income and expenses for the six months ended June 30, 2020 compared with the six months ended June 30, 2019 (dollars in thousands).

	For the Six Months Ended June 30,
	2020	2019	Dollar Change	Percentage Change
Property taxes, insurance and other	$23,164	$22,103	$1,061	4.8%
Management fees	3,716	9,604	(5,888)	(61.3)%
Depreciation and amortization	54,644	49,315	5,329	10.8%
Corporate general and administrative	9,983	11,910	(1,927)	(16.2)%
Provision for credit losses	2,530	—	2,530	100.0%
Loss on impairment of assets	782	1,685	(903)	(53.6)%
(Loss) gain on disposal of assets, net	(35)	39,686	(39,721)	(100.1)%
Interest expense	21,761	20,618	1,143	5.5%
Other income, net	2,982	1,447	1,535	106.1%
Income tax expense	1,721	1,051	670	63.7%

Changes from the six months ended June 30, 2020 compared with the six months ended June 30, 2019 were due to the following:

•Property Taxes, Insurance and Other. This increase is primarily due to increased insurance premiums related to our casualty and general liability policies.
•Management Fees. This decrease is primarily due to reduced consolidated revenues, upon which management fees are based, as a result of the COVID-19 pandemic.
•Depreciation and Amortization. This increase is due to incremental depreciation associated with the hotels acquired in 2019 of $6.2 million and an increase in depreciation expense of $1.2 million for the same-store portfolio, partially offset by a decrease in depreciation expense of $2.1 million related to the hotel properties sold after December 31, 2018.
•Corporate General and Administrative. This decline is primarily due to decreases in incentive and other compensation costs as a result of our comprehensive cost reduction initiatives in response to the COVID-19 pandemic.
•Provision for Credit Losses. We evaluated our notes receivable for potential credit losses by estimating the fair value of the collateral supporting each note receivable at June 30, 2020 based on assumptions related to the expected future performance of the collateral assets and the resulting anticipated net selling value of the assets at capitalization rates that are common for the asset class. During the six months ended June 30, 2020, we recorded a Provision for credit losses of $2.5 million due to the effects of the COVID-19 pandemic.
•Loss on Impairment of Assets. Due to the adverse effects of the COVID-19 pandemic, we evaluated our purchase options for impairment during the six months ended June 30, 2020. On the basis of our impairment evaluation, we recorded a Loss on impairment of assets of $0.8 million related to one of our purchase options. See "Note 9 - Fair Value Measurement" to the Condensed Consolidated Financial Statements for further information. During the six months ended June 30, 2019, the Company recorded an impairment charge of $1.7 million for the Hyatt Place - Chicago/Hoffman Estates to reduce the net carrying amount of the property to its estimated net fair market value of $5.9 million at June 30, 2019.
•(Loss) gain on Disposal of Assets. This decrease is primarily due to the sale of eight hotels in the six months ended June 30, 2019 for a net gain of $40.8 million.
•Interest Expense. Interest expense increased as a result of increased borrowings, offset by declines in base interest rates.
•Other Income. This increase is primarily due to a decline in debt transaction costs of $1.6 million.
•Income Tax Expense. The $1.7 million income tax expense includes a $2.1 million discrete non-cash deferred income tax related to the establishment of valuation allowances against our TRS Lessees’ deferred tax assets recorded during the quarter ended March 31, 2020, offset by an income tax benefit attributable to a net operating loss carryback opportunity allowed under the CARES Act.

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

The following is a reconciliation of our GAAP net income to FFO and AFFO for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share/unit amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(52,548)	$49,069	$(68,762)	$61,969
Preferred dividends	(3,709)	(3,709)	(7,418)	(7,418)
Loss related to non-controlling interests in joint venture	2,035	—	2,890	—
Net (loss) income applicable to common shares and common units	(54,222)	45,360	(73,290)	54,551
Real estate-related depreciation	27,450	23,677	54,414	49,102
Loss on impairment of assets	—	1,685	782	1,685
Loss (gain) on disposal of assets, net	32	(35,520)	35	(39,686)
Provision for credit losses	—	—	2,530	—
Adjustments related to non-controlling interests in consolidated joint venture	(1,533)	—	(2,946)	—
FFO applicable to common shares and common units	(28,273)	35,202	(18,475)	65,652
Amortization of lease-related intangible assets, net	21	36	43	71
Amortization of deferred financing costs	555	333	1,012	714
Amortization of franchise fees	115	102	230	213
Equity-based compensation	1,966	1,964	3,441	3,316
Debt transaction costs	270	1,122	271	1,835
Non-cash interest income	(749)	(512)	(1,540)	(1,019)
Non-cash lease expense, net	65	123	174	279
Casualty losses (recoveries), net	201	278	290	(149)
Increase in deferred tax asset valuation allowance	—	—	2,058	—
Adjustments related to non-controlling interests in consolidated joint venture	(93)	—	(157)	—
AFFO applicable to common shares and common units	$(25,922)	$38,648	$(12,653)	$70,912
Weighted average diluted common shares/common units (1)	104,331	104,255	104,265	104,261
FFO per common share/common unit	$(0.27)	$0.34	$(0.18)	$0.63
AFFO per common share/common unit	$(0.25)	$0.37	$(0.12)	$0.68

(1)Includes common units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the common units are redeemable for cash or, at our election, shares of our common stock.

AFFO applicable to common shares and common units decreased $64.6 million, or 167.1%, for the three months ended June 30, 2020 compared to the same period of 2019 and $83.6 million, or 117.8%, for the six months ended June 30, 2020 compared to the same period of 2019 due to a significant decline in occupancy as a result of the COVID-19 pandemic. See "Industry Trends and Outlook - Effects of COVID-19 Pandemic on Our Business" for further information.

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

The following is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(52,548)	$49,069	$(68,762)	$61,969
Depreciation and amortization	27,565	23,779	54,644	49,315
Interest expense	10,749	9,766	21,761	20,618
Interest income	(54)	(71)	(110)	(140)
Income tax (benefit) expense	(247)	701	1,721	1,051
EBITDA	(14,535)	83,244	9,254	132,813
Loss on impairment of assets	—	1,685	782	1,685
Provision for credit losses	—	—	2,530	—
Loss (gain) on disposal of assets, net	32	(35,520)	35	(39,686)
EBITDAre	(14,503)	49,409	12,601	94,812
Amortization of lease-related intangible assets, net	21	36	43	71
Equity-based compensation	1,966	1,964	3,441	3,316
Debt transaction costs	270	1,122	271	1,835
Non-cash interest income	(749)	(512)	(1,540)	(1,019)
Non-cash lease expense, net	65	123	174	279
Casualty losses (recoveries), net	201	278	290	(149)
Loss related to non-controlling interests in joint venture	2,035	—	2,890	—
Adjustments related to non-controlling interests in consolidated joint venture	(2,097)	—	(4,211)	—
Adjusted EBITDAre	$(12,791)	$52,420	$13,959	$99,145

Adjusted EBITDAre decreased $65.2 million, or 124.4%, for the three months ended June 30, 2020 compared to the same period of 2019 and $85.2 million, or 85.9%, for the six months ended June 30, 2020 compared to the same period of 2019 due to a significant decline in occupancy as a result of the COVID-19 pandemic. See "Industry Trends and Outlook - Effects of COVID-19 Pandemic on Our Business" for further information.

Liquidity and Capital Resources

The effects of the COVID-19 pandemic have adversely affected our financial position and cash flows from operations. During the six months ended June 30, 2020, we borrowed a net amount of $125.0 million on our $400 Million Revolver as a precautionary measure. Additionally, during the six months ended June 30, 2020 we amended our loan agreements to provide additional borrowing capacity of $150.0 million. The COVID-19 pandemic has also significantly increased economic uncertainty and has led to disruption and volatility in the global capital markets, which could increase the cost of and limit accessibility to capital. As such, our ability to raise capital through public or private offerings of our equity securities may be limited until capital markets recover toward pre-pandemic levels. Additionally, certain factors may have an adverse effect on our ability to access capital sources, including our financial performance, degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders, volatility in the equity and debt capital markets and other market conditions. Financing may not be available to us, or on terms that are attractive to us.

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with internal and brand standards, hotel development costs, interest payments, settlement of interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, mezzanine loan funding commitments, joint venture capital requirements, corporate overhead, and distributions to our stockholders when declared. Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other non-recurring capital expenditures that periodically are made with respect to our hotel properties, dividend distributions, and scheduled debt payments, including maturing loans.

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

We have provided mezzanine loans on four real estate development projects to fund up to an aggregate of $58.4 million for the development of four hotel properties. Three of the real estate development loans, which closed in the fourth quarter of 2017, are fully funded. Each has a stated interest rate of 8.0% and an initial term of approximately three years.  One of the real estate development loans, which closed in the third quarter of 2019, has $11.1 million funded as of June 30, 2020, and has a stated interest rate of 9.0% and an initial term of 30 months. As of June 30, 2020, we have funded $40.7 million of our loan commitments.

We expect to be able to meet our liquidity requirements and other cash obligations from our cash and cash equivalents on hand at June 30, 2020 totaling $124.6 million and our additional borrowing capacity of $150.0 million resulting from the loan documentation amendments described under Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management’s Actions in Response to the Effects of COVID-19 on Our Operations - Financial Measures and Liquidity.

We evaluated our notes receivable for potential credit losses by estimating the fair value of the collateral supporting each note receivable at June 30, 2020 based on assumptions related to the expected future performance of the collateral assets and the resulting anticipated net selling value of the assets at capitalization rates that are common for the asset class. Our current estimate of credit losses of $2.6 million as a result of the COVID-19 pandemic is recorded as an allowance for credit losses at June 30, 2020.

Outstanding Indebtedness

Subsequent to quarter-end, at July 31, 2020, we had loans of $420.0 million outstanding under our 2018 Unsecured Credit Facility, which included borrowings of $200.0 million on our $200 Million Term Loan and $220.0 million on our $400 Million Revolver. Additionally, we had $225.0 million outstanding on our 2017 Term Loan and $225.0 million outstanding on our 2018 Term Loan. Each of the credit facilities was supported by the 52 hotel properties included in the credit facility borrowing base.

Subsequent to quarter-end, at July 31, 2020, our subsidiary joint venture had $141.5 million outstanding under our Joint Venture Credit Facility, which included borrowings of $75.0 million on its $75 million term loan and $66.5 million on its $125 million revolving line of credit. The Joint Venture Credit Facility was supported by the five hotel properties in the joint venture.

At June 30, 2020, we have scheduled debt principal amortization payments during the next twelve months totaling $3.8 million and no debt maturities. Currently, we have the capacity to pay these scheduled principal debt payments or we will be able to fund them using cash on hand or draws under our $400 Million Revolver.

We intend to use our cash and cash equivalents of $124.6 million at June 30, 2020, our $150.0 million borrowing capacity under our 2018 Unsecured Credit Facility, utilize our Joint Venture Credit Facility, secure or assume term loan financing, or obtain new financing to fund cash requirements. We may not succeed in obtaining new financing on favorable terms, or at all, and we cannot predict the size or terms of future financings. Our failure to obtain new financing could adversely affect our ability to grow our business.

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

Our outstanding indebtedness requires us to comply with various financial and other covenants. At June 30, 2020, no defaults existed under any of the Company's loan agreements. On May 7, 2020, the Company entered into certain amendments of the 2018 Unsecured Credit Facility, the 2018 Term Loan and the 2017 Term Loan that give us access to additional borrowing capacity of $150.0 million, provide for financial covenant waivers through March 31, 2021, and modify certain financial covenant measures for the final three quarters of 2021.

Additionally, on June 18, 2020, we amended the Joint Venture Credit Facility to provide for a financial covenant waiver through March 31, 2021, to modify certain financial covenant measures through June 30, 2022, and to access additional availability for operating expense deficits and various capital expenditures.

Certain mortgage agreements are subject to various maintenance covenants requiring the Company to maintain a minimum debt yield or debt service coverage ratio ("DSCR"). Failure to meet the debt yield or DSCR thresholds is not an event of default, but instead triggers a cash trap event. During a cash trap event, the lender or servicer of the mortgage loan controls cash outflows until the loan is covenant compliant. Certain cash trap events have been triggered, but there are currently no defaults under any of the Company's mortgage loan agreements.

See "Note 5 - Debt" to the Condensed Consolidated Financial Statements for additional information concerning the loan amendments and our financing arrangements.

A summary of our gross debt at June 30, 2020 is as follows (dollars in thousands):

Lender	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Encumbered Properties		Principal Amount Outstanding
$600 Million Senior Unsecured Credit and Term Loan Facility (1)
Deutsche Bank AG New York Branch
$400 Million Revolver	2.40% Variable	n/a	March 31, 2023	n/a		$220,000
$200 Million Term Loan	2.35% Variable	n/a	April 1, 2024	n/a		200,000
Total Senior Unsecured Credit Facility						420,000

Joint Venture Credit Facility (2)
Bank of America, N.A.
$125 Million Revolver	2.40% Variable	n/a	October 8, 2023	n/a		66,500
$75 Million Term Loan	2.35% Variable	n/a	October 8, 2023	n/a		75,000
Total Joint Venture Credit Facility						141,500

Unsecured Term Loans (1)
KeyBank National Association
Term Loan	2.50% Variable	n/a	November 25, 2022	n/a		225,000
KeyBank National Association
Term Loan	2.20% Variable	n/a	February 14, 2025	n/a		225,000

Secured Mortgage Indebtedness
MetaBank	4.44% Fixed	25	July 1, 2027	3		46,702
KeyBank National Association	4.46% Fixed	30	February 1, 2023	3		19,277
	4.52% Fixed	30	April 1, 2023	3		19,758
	4.30% Fixed	30	April 1, 2023	3		19,091
	4.95% Fixed	30	August 1, 2023	2		34,326
Bank of the Cascades	2.16% Variable	25	December 19, 2024	1	(3)	8,357
	4.30% Fixed	25	December 19, 2024	—	(3)	8,357
Total Mortgage Loans						155,868
Total Debt				15		$1,167,368

(1)The $600 Million Senior Secured Credit and Term Loan Facility and Unsecured Term Loans are supported by a borrowing base of 52 unencumbered hotel properties and by pledges of the equity in the entities (and affiliated entities) that own the hotels.
(2)The Joint Venture Credit Facility is secured by pledges of the equity in the entities (and affiliated entities) that own the hotels.
(3)The Bank of Cascades mortgage loan is comprised of two promissory notes that are secured by the same collateral and cross-defaulted.

We are exposed to interest rate risk through our variable-rate debt. We manage this risk primarily by managing the amount, sources, and duration of our debt funding and through the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage our exposure to known or expected cash payments related to our variable-rate debt. During the six months ended June 30, 2020, the fair value of our interest rate swaps declined $20.1 million due to a reduction in short term interest rates and a continued flattening of the forward yield curve.  Each interest rate swap fixes the interest rates on portions of our variable interest rate unsecured indebtedness and converts LIBOR from a floating rate to average fixed rates ranging from 1.98% to 2.93%.

Capital Expenditures

During the six months ended June 30, 2020, we funded $15.9 million in capital expenditures at our hotel properties.  As described under Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management’s Actions in Response to the Effects of COVID-19 on Our Operations - Financial Measures and Liquidity, we postponed all non-essential capital improvement projects planned for 2020 beyond those that are already substantially complete, which is expected to reduce previously planned total capital expenditures by at least $35.0 million for 2020. We anticipate spending an estimated $25.0 million on capital expenditures during fiscal year 2020. We expect to fund these expenditures through a combination of cash on hand, working capital, borrowings under our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flows

	For the Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Net cash (used in) provided by operating activities	$(20,831)	$75,300	$(96,131)
Net cash (used in) provided by investing activities	(21,035)	106,428	(127,463)
Net cash provided by (used in) financing activities	115,245	(178,422)	293,667
Net change in cash, cash equivalents and restricted cash	$73,379	$3,306	$70,073

Changes from the six months ended June 30, 2020 compared to the six months ended June 30, 2019 were due to the following:

•Cash (used in) provided by operating activities. This decrease primarily resulted from a decrease in net income of $83.7 million after adjusting for non-cash items, such as depreciation and amortization and gains on the sale of assets, due to the effects of the COVID-19 pandemic, and net changes in working capital of $12.4 million primarily due to working capital changes. The overall decrease is primarily due to a significant decline in revenue as a result of the COVID-19 pandemic.
•Cash (used in) provided by investing activities. This increase in cash used in investing activities is primarily due to a reduction in proceeds from asset dispositions of $144.0 million, a contract termination payment for historical asset dispositions in the six months ended June 30, 2020 of $2.2 million and an increase in net real estate loan funding of $3.0 million, partially offset by a decline in capital expenditures of $16.7 million and the exercise of our option pursuant to a ground lease agreement to purchase the land upon which our hotel property in Baltimore (Hunt Valley), MD is located for $4.2 million during the six months ended June 30, 2019.
•Cash provided by (used in) financing activities. This increase is primarily due to an increase in net borrowings of $275.2 million and a reduction in dividends paid of $18.4 million. As described above, during the six months ended June 30, 2020, we increased our borrowings on our $400 Million Revolver as a precautionary measure to provide sufficient liquidity to meet our funding needs for the foreseeable future. Additionally, due to the effects of the COVID-19 pandemic on the Company, we have suspended the declaration and payment of dividends on our common stock and operating partnership units.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at June 30, 2020 (in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Debt obligations (1)	$1,167,368	$3,834	$506,923	$516,024	$140,587
Currently projected interest (2)	142,278	40,628	75,644	22,755	3,251
Lease obligations (3)	35,776	2,131	3,350	1,840	28,455
Purchase obligations (4)	2,647	2,647	—	—	—
Total	$1,348,069	$49,240	$585,917	$540,619	$172,293

(1)Amounts shown include amortization of principal and debt maturities.
(2)Interest payments on our variable rate debt have been estimated using the interest rates in effect at June 30, 2020, after giving effect to our interest rate swaps.
(3)Amounts consist primarily of non-cancelable ground lease and corporate office lease obligations.
(4)This amount represents purchase orders and executed contracts for development or renovation projects at our hotel properties.

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

At June 30, 2020, we were party to four interest rate derivative agreements pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

Contract date	Effective Date	Expiration Date	Notional Amount
October 2, 2017	January 29, 2018	January 31, 2023	$100,000
October 2, 2017	January 29, 2018	January 31, 2023	100,000
June 11, 2018	September 28, 2018	September 30, 2024	75,000
June 11, 2018	December 31, 2018	December 31, 2025	125,000
			$400,000

At June 30, 2020, after giving effect to our interest rate derivative agreements, $547.5 million, or 46.9%, of our debt had fixed interest rates and $619.9 million, or 53.1%, had variable interest rates.  At December 31, 2019, after giving effect to our interest rate derivative agreements, $549.2 million, or 53.7%, of our debt had fixed interest rates and $473.5 million, or 46.3%, had variable interest rates. Taking into consideration our existing interest rate swaps, an increase in interest rates of 1.0% would decrease our cash flows by approximately $6.2 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At June 30, 2020, we have scheduled debt principal amortization payments during the next twelve months totaling $3.8 million and no debt maturities.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2020, our hotels were operating with significantly reduced staff as a result of the COVID-19 pandemic. As a result, some of the internal controls associated with our hotel operations, such as segregation of incompatible duties, could not fully operate in the manner in which they were designed under normal operating conditions. Therefore, we have increased our corporate oversight and review of hotel operations and financial information to mitigate the temporary inability of our hotels to fully function within their normal internal control structures.

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

We borrowed a net amount of $125.0 million on our $400 Million Revolver during the six months ended June 30, 2020 as a precautionary measure to provide sufficient liquidity to meet our funding needs for the foreseeable future during the COVID-19 pandemic and the expected economic recovery. We have amended our loan agreements to provide an additional $150.0 million of borrowing capacity. The increase in our level of debt may adversely affect or restrict our financial and operating activities or our ability to incur additional debt. In addition, as a result of the risks described above, we may be required to raise additional capital, and there is no guarantee that debt or equity financings will be available in the future to fund our obligations, or will be available on terms consistent with our expectations or at all.

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
10.1
First Amendment to Credit Agreement dated May 7, 2020 among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor , Deutsche Bank AG New York Branch, as administrative agent, and the lenders party to the Credit Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 12, 2020).

10.2
Second Amendment to Credit Agreement dated June 18, 2020 among Summit JV MR 1, LLC, as borrower, Summit Hospitality JV, LP, as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, Bank of America, N.A., as administrative agent, and the lenders party to the Credit Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on June 24, 2020).

10.3
Third Amendment to the First Amended and Restated Credit Agreement dated May 7, 2020 among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, KeyBank National Association, as administrative agent, and the lenders party to the Credit Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 12, 2020).

10.4
Second Amendment to Credit Agreement dated May 7, 2020 among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, KeyBank National Association, as administrative agent, and the lenders party to the Credit Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 12, 2020).

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: August 5, 2020	By:	/s/ Jonathan P. Stanner
Jonathan P. Stanner Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)