Form 10-Q
period 2020-09-30
Summit Hotel Properties, Inc.
filed 2020-11-03
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of October 23, 2020, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 105,708,787.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investment in hotel properties, net	$2,125,446	$2,184,232
Undeveloped land	1,500	1,500
Assets held for sale, net	425	425
Cash and cash equivalents	39,075	42,238
Restricted cash	17,532	27,595
Investment in real estate loans, net	29,689	30,936
Right-of-use assets, net	28,809	29,884
Trade receivables, net	12,512	13,281
Prepaid expenses and other	6,659	8,844
Deferred charges, net	4,364	4,709
Other assets	9,185	12,039
Total assets	$2,275,196	$2,355,683
LIABILITIES AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,084,092	$1,016,163
Lease liabilities	18,752	19,604
Accounts payable	3,610	4,767
Accrued expenses and other	72,340	71,759
Total liabilities	1,178,794	1,112,293
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.45% Series D - 3,000,000 shares issued and outstanding at September 30, 2020 and December 31, 2019 (aggregate liquidation preference of $75,403 and $75,417 at September 30, 2020 and December 31, 2019, respectively)	30	30
6.25% Series E - 6,400,000 shares issued and outstanding at September 30, 2020 and December 31, 2019 (aggregate liquidation preference of $160,833 and $160,861 at September 30, 2020 and December 31, 2019, respectively)	64	64
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 105,696,008 and 105,169,515 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,057	1,052
Additional paid-in capital	1,195,700	1,190,949
Accumulated other comprehensive loss	(33,260)	(16,034)
Distributions in excess of retained earnings	(132,250)	(2,283)
Total stockholders’ equity	1,031,341	1,173,778
Non-controlling interests in operating partnership	1,265	1,809
Non-controlling interests in joint venture (Note 8)	63,796	67,803
Total equity	1,096,402	1,243,390
Total liabilities and equity	$2,275,196	$2,355,683

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Room	$48,636	$123,112	$171,067	$382,868
Food and beverage	628	5,411	5,760	17,565
Other	3,148	5,162	9,406	15,134
Total revenues	52,412	133,685	186,233	415,567
Expenses:
Room	11,352	27,898	42,340	84,151
Food and beverage	520	4,437	4,890	13,596
Other hotel operating expenses	22,535	38,969	74,406	118,317
Property taxes, insurance and other	11,007	10,696	34,171	32,799
Management fees	1,335	3,676	5,051	13,280
Depreciation and amortization	27,503	23,202	82,147	72,517
Corporate general and administrative	4,652	5,532	14,635	17,442
Provision for credit losses	—	—	2,530	—
Loss on impairment of assets	—	—	782	1,685
Total expenses	78,904	114,410	260,952	353,787
Gain (loss) on disposal of assets, net	211	(31)	176	39,655
Operating (loss) income	(26,281)	19,244	(74,543)	101,435
Other income (expense):
Interest expense	(10,904)	(9,450)	(32,665)	(30,068)
Other income, net	1,278	1,808	4,260	3,255
Total other income (expense)	(9,626)	(7,642)	(28,405)	(26,813)
(Loss) income from continuing operations before income taxes	(35,907)	11,602	(102,948)	74,622
Income tax benefit (expense) (Note 12)	132	24	(1,589)	(1,027)
Net (loss) income	(35,775)	11,626	(104,537)	73,595
Less - Loss (income) attributable to non-controlling interests:
Operating Partnership	70	(15)	203	(150)
Joint venture	1,159	(77)	4,049	(77)
Net (loss) income attributable to Summit Hotel Properties, Inc.	(34,546)	11,534	(100,285)	73,368
Preferred dividends	(3,710)	(3,710)	(11,128)	(11,128)
Net (loss) income attributable to common stockholders	$(38,256)	$7,824	$(111,413)	$62,240
(Loss) earnings per share:
Basic and diluted	$(0.37)	$0.07	$(1.07)	$0.60
Weighted average common shares outstanding:
Basic	104,200	103,935	104,117	103,861
Diluted	104,200	103,970	104,117	103,916

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(35,775)	$11,626	$(104,537)	$73,595
Other comprehensive income (loss), net of tax:
Changes in fair value of derivative financial instruments	2,834	(4,140)	(17,233)	(18,972)
Comprehensive (loss) income	(32,941)	7,486	(121,770)	54,623
Less - Comprehensive loss (income) attributable to non-controlling interests:
Operating Partnership	63	(6)	233	(104)
Joint venture	1,159	(77)	4,049	(77)
Comprehensive (loss) income attributable to Summit Hotel Properties, Inc.	(31,719)	7,403	(117,488)	54,442
Preferred dividends	(3,710)	(3,710)	(11,128)	(11,128)
Comprehensive (loss) income attributable to common stockholders	$(35,429)	$3,693	$(128,616)	$43,314

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit) and Distributions	Total Stockholders’ Equity	Non-controlling Interests		Total Equity
									Operating Partnership	Joint Venture
Balance at June 30, 2020	9,400,000	$94	105,696,833	$1,057	$1,194,178	$(36,086)	$(93,994)	$1,065,249	$1,332	$64,955	$1,131,536
Common stock redemption of common units	—	—	921	—	8	(1)	—	7	(7)	—	—
Dividends	—	—	—	—	—	—	(3,710)	(3,710)	—	—	(3,710)
Equity-based compensation	—	—	(1,746)	—	1,514	—	—	1,514	3	—	1,517
Other comprehensive income	—	—	—	—	—	2,827	—	2,827	7	—	2,834
Net loss	—	—	—	—	—	—	(34,546)	(34,546)	(70)	(1,159)	(35,775)
Balance at September 30, 2020	9,400,000	$94	105,696,008	$1,057	$1,195,700	$(33,260)	$(132,250)	$1,031,341	$1,265	$63,796	$1,096,402

Balance at June 30, 2019	9,400,000	$94	105,126,626	$1,051	$1,187,715	$(16,236)	$22,179	$1,194,803	$2,254	$—	$1,197,057
Contribution by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	13,764	13,764
Common stock redemption of common units	—	—	40,000	1	383	(28)	—	356	(356)	—	—
Dividends	—	—	—	—	—	—	(22,610)	(22,610)	(46)	—	(22,656)
Equity-based compensation	—	—	(1,279)	—	1,447	—	—	1,447	3	—	1,450
Other	—	—	—	—	(44)	—	—	(44)	—	—	(44)
Other comprehensive loss	—	—	—	—	—	(4,131)	—	(4,131)	(9)	—	(4,140)
Net income	—	—	—	—	—	—	11,534	11,534	15	77	11,626
Balance at September 30, 2019	9,400,000	$94	105,165,347	$1,052	$1,189,501	$(20,395)	$11,103	$1,181,355	$1,861	$13,841	$1,197,057

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit) and Distributions	Total Stockholders’ Equity	Non-controlling Interests		Total Equity
									Operating Partnership	Joint Venture
Balance at December 31, 2019	9,400,000	$94	105,169,515	$1,052	$1,190,949	$(16,034)	$(2,283)	$1,173,778	$1,809	$67,803	$1,243,390
Contribution by non-controlling interests in joint venture	—	—	—	—	—	—	—	—	—	577	577
Common stock redemption of common units	—	—	34,500	—	306	(23)	—	283	(283)	—	—
Dividends	—	—	—	—	—	—	(29,682)	(29,682)	(37)	(535)	(30,254)
Equity-based compensation	—	—	557,338	6	4,943	—	—	4,949	9	—	4,958
Shares acquired for employee withholding requirements	—	—	(65,345)	(1)	(468)	—	—	(469)	—	—	(469)
Other	—	—	—	—	(30)	—	—	(30)	—	—	(30)
Other comprehensive loss	—	—	—	—	—	(17,203)	—	(17,203)	(30)	—	(17,233)
Net loss	—	—	—	—	—	—	(100,285)	(100,285)	(203)	(4,049)	(104,537)
Balance at September 30, 2020	9,400,000	$94	105,696,008	$1,057	$1,195,700	$(33,260)	$(132,250)	$1,031,341	$1,265	$63,796	$1,096,402

Balance at December 31, 2018	9,400,000	$94	104,783,179	$1,048	$1,185,310	$(1,441)	$4,838	$1,189,849	$2,295	$—	$1,192,144
Contribution by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	13,764	13,764
Common stock redemption of common units	—	—	46,076	1	436	(28)	—	409	(409)	—	—
Dividends	—	—	—	—	—	—	(67,103)	(67,103)	(140)	—	(67,243)
Equity-based compensation	—	—	410,432	4	4,751	—	—	4,755	11	—	4,766
Shares acquired for employee withholding requirements	—	—	(74,340)	(1)	(838)	—	—	(839)	—	—	(839)
Other	—	—	—	—	(158)	—	—	(158)	—	—	(158)
Other comprehensive loss	—	—	—	—	—	(18,926)	—	(18,926)	(46)	—	(18,972)
Net income	—	—	—	—	—	—	73,368	73,368	150	77	73,595
Balance at September 30, 2019	9,400,000	$94	105,165,347	$1,052	$1,189,501	$(20,395)	$11,103	$1,181,355	$1,861	$13,841	$1,197,057

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(104,537)	$73,595
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	82,147	72,517
Amortization of deferred financing costs	1,655	1,041
Loss on impairment of assets	782	1,685
Provision for credit losses	2,530	—
Equity-based compensation	4,958	4,766
Deferred tax asset, net	2,058	—
Gain on disposal of assets, net	(176)	(39,655)
Non-cash interest income	(2,297)	(1,713)
Debt transaction costs	336	1,847
Other	303	369
Changes in operating assets and liabilities:
Trade receivables, net	732	(4,514)
Prepaid expenses and other	2,043	1,754
Accounts payable	(311)	126
Accrued expenses and other	(11,614)	7,796
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(21,391)	119,614
INVESTING ACTIVITIES
Acquisition of hotel properties and land	—	(32,277)
Improvements to hotel properties	(19,234)	(46,708)
Proceeds from asset dispositions, net	—	143,962
Contract termination payment for asset dispositions	(2,200)	—
Funding of real estate loans	(6,171)	(7,228)
Proceeds from principal payments on real estate loans	250	2,050
Increase in escrow deposits for acquisitions	—	(3,000)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(27,355)	56,799
FINANCING ACTIVITIES
Borrowings on revolving credit facilities	191,500	135,000
Principal payments on debt	(122,789)	(251,360)
Dividends paid	(30,495)	(67,751)
Proceeds from contribution by non-controlling interests in joint venture	577	13,764
Financing fees on debt and other issuance costs	(2,804)	(1,873)
Repurchase of common shares for withholding requirements	(469)	(839)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	35,520	(173,059)
Net change in cash, cash equivalents and restricted cash	(13,226)	3,354
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	69,833	72,556
End of period	$56,607	$75,910
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$(30,927)	$(30,822)
Accrued improvements to hotel properties	$(1,668)	$(6,272)
Cash receipts from income tax refunds	$516	$369

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

We focus on owning premium-branded hotels with efficient operating models primarily in the Upscale segment of the lodging industry. At September 30, 2020, our portfolio consisted of 72 hotels with a total of 11,288 guestrooms located in 23 states. As of September 30, 2020, we own 100% of the outstanding equity interests in 67 of our 72 hotels. We own a 51% controlling interest in five hotels that we acquired in 2019 through a joint venture. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to our taxable REIT subsidiaries (“TRS Lessees”).

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the effects of the novel coronavirus, designated as COVID-19 (“COVID-19”). The COVID-19 pandemic has had and will continue to have a material adverse effect on our operations. The Company first began to experience effects from COVID-19 in March 2020, when the World Health Organization (“WHO”) declared a public health emergency of international concern related to COVID-19. By March 31, 2020, stay-at-home directives had been issued in many states across the United States and many local jurisdictions had additionally required the temporary closure of businesses deemed to be non-essential.

These actions and restrictions have had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline in all forms of travel, both domestic and international, and a significant decline in hotel demand. These conditions have resulted in a substantial decline in our revenues, profitability and cash flows from operations during the first nine months of 2020 and are expected to continue to materially adversely affect our operations and financial results until consumer confidence is restored and a recovery in hospitality and travel-related demand occurs. The COVID-19 pandemic has also led to a disruption and volatility of the capital markets for the hospitality and travel-related industries, which could increase our cost of and limit accessibility to capital.

During the third quarter of 2020, many jurisdictions eased restrictions on travel and business operations as conditions have permitted. As a result, our business experienced gradual improvement, mostly as the result of an increase in leisure travel and small group business. There can be no assurance that these restrictions will continue to be eased or that we will continue to experience sustained improvement in our operations.

The COVID-19 pandemic caused the Company to temporarily suspend operations at six hotels containing 934 guestrooms in March 2020. An additional nine hotels, containing 1,278 guestrooms, each of which is adjacent to another of our hotels ("Sister Properties"), continued to accept reservations, but guests were directed to Sister Properties. In May of 2020, five hotels containing 682 guestrooms and four hotel properties adjacent to Sister Properties containing 506 guestrooms were re-opened. During the third quarter of 2020, two hotel properties adjacent to Sister Properties containing 309 guestrooms were re-opened. As of September 30, 2020, only one hotel with 252 guestrooms still has suspended operations and guests at three other hotels containing 463 guestrooms are being directed to Sister Properties.

The duration and severity of the effects of the COVID-19 pandemic are highly uncertain and difficult to predict. As such, the Company has taken several actions to mitigate the effects of the COVID-19 pandemic on the Company, including the following:

•Borrowed a net amount of $50.0 million on our $400 million unsecured revolving credit facility (“$400 Million Revolver”) during the nine months ended September 30, 2020 to meet our near-term funding needs and ensured the availability of sufficient capacity under the $400 Million Revolver to provide adequate liquidity should we experience a protracted disruption in lodging demand.

•Amended loan agreements of our 2018 Unsecured Credit Facility, 2017 Term Loan and 2018 Term Loan to provide for financial covenant waivers through March 31, 2021, to modify or waive compliance with certain financial covenant measures for the final three quarters of 2021 and to access additional borrowing capacity of $150.0 million under our $400 Million Revolver. At October 23, 2020, we had $35.3 million of consolidated unrestricted cash on hand and an additional $225.0 million of undrawn availability on our $400 Million Revolver, as amended by the First Amendment (as defined below). We have no debt maturing before November 2022.

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

•Negotiated the temporary suspension of FF&E reserve funding requirements for certain of our hotels and facilitated the interim or permanent use of cash deposited in our restricted cash reserve for replacement of furniture, fixtures and equipment ("FF&E Reserve Accounts") of certain of our hotels for general working capital purposes.

•Implemented a voluntary 25% temporary reduction of base salaries and fees, respectively, for executive officers and independent members of the Board of Directors from April 2020 to June 2020.

•Furloughed approximately 25% of the corporate-level staff in April 2020. Certain of the furloughed staff have been reinstated during the second and third quarters of 2020 to meet specific needs of the Company as supported by our operating performance, but the majority of the furloughed positions were permanently eliminated during the third quarter.

•Implemented temporary salary reductions for the majority of our remaining non-executive employees from April 2020 to June 2020.

•Implemented a temporary hiring freeze for any new corporate-level positions.

It is currently extremely difficult to predict the length of time it will take for us to return to pre-pandemic operational and financial performance. Despite the uncertainty, based on the actions we have taken, we believe we have sufficient cash and access to liquidity to meet our obligations for at least the next twelve months.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and nine months ended September 30, 2020 may not be indicative of the results that may be expected for the full year of 2020. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Investment in Hotel Properties

The Company allocates the purchase price of acquired hotel properties based on the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Intangible assets may include certain value associated with the on-going operations of the hotel business being acquired as part of the hotel property acquisition. Acquired intangible assets that derive their values from real property or an interest in real property, are inseparable from that real property or interest in real property, and do not produce or contribute to the production of income other than consideration for the use or occupancy of space, are recorded as a component of the related real estate asset in our Condensed Consolidated Financial Statements. We allocate the purchase price of acquired hotel properties to land, building and furniture, fixtures and equipment based on independent third-party appraisals.

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

We monitor events and changes in circumstances for indicators that the carrying value of a hotel property or undeveloped land may be impaired. Additionally, we perform at least annual reviews to monitor the factors that could trigger an impairment.  Factors that we consider for an impairment analysis include, among others: i) significant underperformance relative to historical or anticipated operating results, ii) significant changes in the manner of use of a property or the strategy of our overall business, including changes in the estimated holding periods for hotel properties and land parcels, iii) a significant increase in competition, iv) a significant adverse change in legal factors or regulations, v) changes in values of comparable land or hotel sales, and vi) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows of the specific property and determine if the carrying amount of the asset is recoverable. If an impairment is identified, we estimate the fair value of the property based on discounted cash flows or sales price if the property is under contract and an adjustment is made to reduce the carrying value of the property to its estimated fair value. Due to the adverse effects of the COVID-19 pandemic across our entire portfolio of hotel properties, an impairment evaluation was completed for all of our hotel properties and identified no impairment at September 30, 2020.

Intangible Assets

We amortize intangible assets with determined finite useful lives using the straight-line method. We do not amortize intangible assets with indefinite useful lives, but we evaluate these assets for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. Due to the effects of the COVID-19 pandemic, we evaluated our intangible assets for impairment at September 30, 2020 and identified no impairment.

Trade Receivables and Credit Policies

We grant credit to qualified customers, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of hotel guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables also include credit and debit card transactions that are in the process of being settled. Trade receivables are stated at the amount billed to the customer and do not accrue interest. We regularly review the collectability of our trade receivables. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.3 million and $0.2 million at September 30, 2020 and December 31, 2019, respectively, and bad debt expense was $0.1 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.6 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Notes Receivables

We selectively provide mezzanine financing to developers, where we also have the opportunity to acquire the hotel at or after the completion of the development project, and we also may provide seller financing under limited circumstances. We classify notes receivable as held-to-maturity and carry the notes receivable at cost less the unamortized discount, if any. On January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We routinely evaluate our notes receivable and interest receivables for collectability. Probable losses on notes receivable are recognized in a valuation account that is deducted from the amortized cost basis of the notes receivable and recorded as Provision for credit losses in our Condensed Consolidated Statements of Operations. When we place notes receivable on nonaccrual status, we suspend the recognition of interest income until cash interest payments are received. Generally, we return notes receivable to accrual status when all delinquent interest becomes current and collectability of interest is reasonably assured. We do not measure an allowance for credit losses for accrued interest receivable. Accrued interest receivable is written-off to bad debt expense when collection is not reasonably assured.

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

We perform a quarterly review for any uncertain tax positions. The Company had no accruals for uncertain tax positions as of September 30, 2020 and December 31, 2019.

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

The evaluation of the carrying amounts of our assets described above requires that we make projections of the future estimated cash flows and residual values of the assets or underlying collateral based on assumptions derived from available information about future market conditions that will affect these projections. While the potential magnitude and duration of the business and economic effects of the COVID-19 pandemic are uncertain, our analysis of future estimated cash flows, values of assets or underlying collateral assumes that the nascent and gradual recovery in our business that began in the second half of April 2020 will be sustained into the fourth quarter of 2020 and operating performance will improve gradually over a multi-year period before reaching prior peak performance levels.

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

In January 2020, the FASB issued ASU No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or discontinuing the equity method. ASU No. 2020-01 is effective for our fiscal year commencing on January 1, 2021, with early adoption permitted. The adoption of ASU No. 2020-01 will not have a material effect on our consolidated financial position or results of operations.

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

NOTE 3 - INVESTMENT IN HOTEL PROPERTIES, NET

Investment in Hotel Properties, net

Investment in hotel properties, net is as follows (in thousands):

	September 30, 2020	December 31, 2019
Hotel buildings and improvements	$2,062,345	$2,049,384
Land	319,603	319,603
Furniture, fixtures and equipment	176,058	173,128
Construction in progress	6,972	9,388
Intangible assets	11,231	11,231
Real estate development loan	12,495	5,485
	2,588,704	2,568,219
Less - accumulated depreciation and amortization	(463,258)	(383,987)
	$2,125,446	$2,184,232

We provided a mezzanine loan to fund up to $28.9 million for a mixed-use development project that includes a hotel property, retail space, and parking. We have classified the mezzanine loan as Investment in hotel properties, net in our Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019. See "Note 4 - Investment in Real Estate Loans" for further information.

Asset Sales

We did not sell any hotel properties during the nine months ended September 30, 2020.

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

Hotel Property Acquisitions

We did not acquire any hotel properties during the nine months ended September 30, 2020.

On August 6, 2019, we completed the acquisition of the 88-guestroom Hampton Inn & Suites in Silverthorne, CO for a gross purchase price of $25.5 million through our consolidated joint venture. The net assets acquired totaled $28.1 million due to the purchase of adjacent land parcels totaling $2.4 million, $0.1 million of working capital assets and capitalized transaction costs of $0.1 million.

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

For the Nine Months Ended September 30,
2019
Land	$6,845
Hotel buildings and improvements	20,652
Furniture, fixtures and equipment	465
Other assets	207
Total assets acquired	28,169
Less other liabilities	(70)
Net assets acquired	$28,099

On January 31, 2019, we exercised our option pursuant to a ground lease agreement to purchase the land upon which our Residence Inn by Marriott in Baltimore (Hunt Valley), MD is located for $4.2 million, which resulted in a termination of obligations under the ground lease. As a result, this hotel property is no longer subject to a ground lease.

The results of operations of acquired properties are included in the Condensed Consolidated Statements of Operations beginning on their respective acquisition dates. The following unaudited pro forma information includes operating results for 72 hotels owned as of September 30, 2020 as if all such hotels had been owned by us since January 1, 2019.  For the hotels acquired by us in the second half of 2019 (the "Acquired Hotels"), we have included in the pro forma information the financial results of each of the Acquired Hotels for the period prior to acquisition by us (the "Pre-acquisition Period"). The financial results for the Pre-Acquisition Period were provided by the third-party owner of such Acquired Hotel prior to purchase by us and such information has not been audited or reviewed by our auditors or adjusted by us. For hotels sold by us between January 1, 2019 and September 30, 2020 (the "Disposed Hotels"), the unaudited pro forma information excludes the financial results, including gains on disposal of assets, of each of the Disposed Hotels for the period of ownership by us from January 1, 2019 through the date that the Disposed Hotels were sold by us. The unaudited pro forma information is included to enable comparison of results for the current reporting period to results for the comparable period of the prior year and is not indicative of what actual results of operations would have been had the hotel acquisitions and dispositions taken place on or before January 1, 2019. The pro forma amounts exclude the gain or loss on the sale of hotel properties during the three and nine months ended September 30, 2020 and 2019. This information does not purport to be indicative of or represent results of operations for future periods.

The unaudited condensed pro forma financial information for the 72 hotel properties owned at September 30, 2020 for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands, except per share):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$52,413	$144,564	$186,233	$438,560
Income from hotel operations	$5,663	$54,290	$25,379	$169,003
Net (loss) income (1)	$(35,936)	$18,340	$(104,692)	$54,734
Net (loss) income attributable to common stockholders, net of amount allocated to participating securities (2)	$(38,424)	$11,205	$(111,654)	$33,862
Basic and diluted net (loss) income per share attributable to common stockholders (2)	$(0.37)	$0.11	$(1.07)	$0.33

(1)    Pro forma amounts include depreciation expense, property tax expense, interest expense, income tax expense, loss on impairment of assets and other corporate expenses totaling $50.9 million and $46.1 million for the three months ended September 30, 2020 and 2019, respectively, and $159.3 million and $143.6 million for the nine months ended September 30, 2020 and 2019, respectively.
(2)    Pro forma amounts include depreciation expense, property tax expense, interest expense, income tax expense, loss on impairment of assets and other corporate expenses totaling $48.7 million and $45.8 million for the three months ended September 30, 2020 and 2019, respectively, and $152.4 million and $142.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Assets Held for Sale

Assets held for sale at September 30, 2020 and December 31, 2019 included a land parcel in Flagstaff, AZ with a carrying amount of $0.4 million. The land parcel is currently under contract for sale and is expected to close in 2021.

NOTE 4 — INVESTMENT IN REAL ESTATE LOANS

Investment in real estate loans, net is as follows (in thousands):

	September 30, 2020	December 31, 2019
Real estate loans	$32,655	$32,831
Unamortized discount	(334)	(1,895)
Allowance for credit losses	(2,632)	—
Investment in real estate loans, net	$29,689	$30,936

The amortized cost bases of our Investment in real estate loans, net approximate their fair value. The amortized cost bases, net of allowance for credit losses, of our Investment in real estate loans, net at September 30, 2020, by contractual maturity are as follows: $27.7 million in 2020 and $2.0 million in 2021.

Real Estate Development Loans

We provided mezzanine loans on three real estate development projects to fund up to an aggregate of $29.6 million for the development of three hotel properties. The three real estate development loans closed in the fourth quarter of 2017 and each has a stated interest rate of 8% and an initial term of approximately three years.  As of September 30, 2020, we have funded the full amount of $29.6 million. We have separate options related to each loan (each the "Initial Option") to purchase a 90% interest in each joint venture that owns the respective hotel upon completion of construction; the Initial Option for each of the three loans is currently exercisable. The Initial Option for each of the three loans will remain exercisable so long as the related mezzanine loan remains outstanding. We also have the right to purchase the remaining interests in each joint venture at future dates, generally five years after we exercise our Initial Option. We have recorded the original aggregate estimated fair value of each Initial Option totaling $6.1 million in Other assets and as a discount to the related real estate loans. The discount will be amortized as a component of non-cash interest income over the initial term of the real estate loans using the straight-line method, which approximates the interest method. We recorded amortization of the discount of $0.5 million during the three months ended September 30, 2020 and 2019 and $1.4 million and $1.5 million during the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, we recorded a Loss on impairment of assets of $0.8 million related to one of the purchase options. See "Note 9 - Fair Value Measurement" for further information.

The COVID-19 pandemic has adversely affected the operations of the hotels that collateralize our mezzanine loans. As a result, our mezzanine borrowers have requested, and we have granted, deferrals of interest payments through the initial maturity dates of the loans, which occur in the fourth quarter of 2020. Therefore, we have suspended the recognition of interest income for these loans until the cash interest payments are received. At September 30, 2020, the amortized cost basis of the three real estate development loans was $29.9 million and we had recorded an allowance for credit losses of $2.6 million related to these loans. During the nine months ended September 30, 2020, we recorded cash interest income of $0.6 million related to these loans. The mezzanine borrowers also have the right to extend the maturity dates of the loans for an additional twelve-month period subject to meeting certain conditions, including the contemporaneous extension of the respective senior loans.

During the third quarter of 2019, we completed a mezzanine loan with a commitment to fund up to $28.9 million for a mixed-use development project that includes a hotel property, retail space, and parking. The loan has a stated interest rate of 9% and an initial term of 30 months. The loan is secured by a second mortgage on the development project and a pledge of the equity in the project owner. As of September 30, 2020, we have funded $14.0 million of the loan commitment. Upon completion of construction, we have an option to purchase a 90% interest in the hotel (the “Initial Purchase Option”). We also have the right to purchase the remaining 10% interest in the hotel five years after the completion of construction. We have issued a $10.0 million letter of credit under our senior unsecured credit facility to secure the exercise of the Initial Purchase Option. As such, we have classified the loan as Investment in hotel properties, net in our Condensed Consolidated Balance Sheets at September 30, 2020. Interest income on the mezzanine loan will be recorded in our Consolidated Statement of Operations as it is earned. We have recorded the aggregate estimated fair value of the Initial Purchase Option totaling $2.8 million in Other assets and as a contra-asset to Investment in hotel properties, net. The contra-asset will be amortized as a component of non-cash interest income over the term of the real estate development loan using the straight-line method, which approximates the interest method. We recorded amortization of the contra-asset of $0.3 million and $0.2 million during the three months ended September 30, 2020 and 2019, respectively, and $0.8 million and $0.2 million during the nine months ended September 30, 2020 and 2019, respectively, as non-cash interest income.

Seller-Financing Loans

On June 29, 2018 we sold the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA for an aggregate selling price of $24.9 million. We provided seller financing totaling $3.6 million on the sale of these properties under two, 3.5-year notes with a blended interest rate of 7.38% secured by a $3.0 million second mortgage. As of September 30, 2020, there was $2.4 million outstanding on the seller-financing loans. The COVID-19 pandemic has adversely affected the operations of the hotels that collateralize these loans. However, we believe the loans are adequately collateralized by the hotel properties and the borrower has provided a personal guarantee to support the repayment of the loans. Therefore, we do not expect any loan losses with respect to these loans.

Current Estimate of Credit Losses

We evaluated our notes receivable for potential credit losses by estimating the fair value of the collateral supporting each note receivable at September 30, 2020 based on assumptions related to the expected future performance of the collateral assets and the resulting anticipated net selling value of the assets at capitalization rates that are common for the asset class. Our current estimate of credit losses of $2.6 million as a result of the effects of the COVID-19 pandemic is recorded as an allowance for credit losses at September 30, 2020.

NOTE 5 - DEBT

At September 30, 2020 and December 31, 2019, our indebtedness was comprised of borrowings under our 2018 Unsecured Credit Facility (as defined below), the 2018 Term Loan (as defined below), the 2017 Term Loan (as defined below), the Joint Venture Credit Facility (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 3.44% at September 30, 2020 and 3.95% at December 31, 2019.

Debt, net of debt issuance costs, is as follows (in thousands):

	September 30, 2020	December 31, 2019
Revolving debt	$211,500	$140,000
Term loans	725,000	725,000
Mortgage loans	154,937	157,726
	1,091,437	1,022,726
Unamortized debt issuance costs	(7,345)	(6,563)
Debt, net of debt issuance costs	$1,084,092	$1,016,163

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

	September 30, 2020	Percentage	December 31, 2019	Percentage
Fixed-rate debt	$546,646	50%	$549,236	54%
Variable-rate debt	544,791	50%	473,490	46%
	$1,091,437		$1,022,726

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Fixed-rate debt	$146,646	$143,973	$149,236	$151,268	Level 2 - Market approach

At September 30, 2020 and December 31, 2019, we had $400.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value.  Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to "Note 7 - Derivative Financial Instruments and Hedging."

$600 Million Senior Unsecured Credit Facility

On December 6, 2018, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $600.0 million senior unsecured credit facility (the “2018 Unsecured Credit Facility”) with Deutsche Bank AG New York Branch, as administrative agent, and a syndicate of lenders. The 2018 Unsecured Credit Facility is comprised of the $400 Million Revolver and a $200.0 million term loan facility (the “$200 Million Term Loan”). At September 30, 2020, we had $345.0 million borrowed and $175.0 million available to borrow plus an additional $50.0 million available to borrow subject to certain security requirements to be provided to the lender.

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

The interest rate on the 2018 Unsecured Credit Facility is based on a pricing grid ranging from 140 basis points to 220 basis points plus LIBOR for the $400 Million Revolver and 135 basis points to 215 basis points plus LIBOR for the $200 Million Term Loan, depending upon the Company's leverage ratio. The pricing grid was modified under the First Amendment such that during the period ending December 31, 2021, or earlier at the Company's election subject to certain requirements (the "Amendment Period"), the applicable margin will be set at Pricing Level VII, as defined in the 2018 Unsecured Credit Facility documents. The interest rate at September 30, 2020 for the $200 Million Term Loan was 2.35%.

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

At September 30, 2020, we were in compliance with all financial covenants.

Unencumbered Assets. The First Amendment requires the borrower and certain subsidiaries to pledge to the secured parties all of the equity interests in the entities that own the Unencumbered Properties, as well as the equity interests in the TRS lessees related to such Unencumbered Properties until the borrower meets certain conditions for the release of such pledges.  During the period that the pledges are in place, as well as at all other times during the term of the facility, borrowings under the 2018 Unsecured Credit Facility are limited by the value of hotel assets that qualify as unencumbered assets. At September 30, 2020, the Company had 52 unencumbered hotel properties (the "Unencumbered Properties") supporting the 2018 Unsecured Credit Facility.

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

Unsecured Term Loans

2018 Term Loan

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a new $225.0 million unsecured term loan (the “2018 Term Loan”) with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documentation, which is fully drawn as of September 30, 2020. The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the maturity date of February 14, 2025, subject to certain conditions.

The Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the credit facility documentation as a subsidiary guarantor entered into the Third Amendment to the First Amended and Restated Credit Agreement (the “Third Amendment”) and the Fourth Amendment to the First Amended and Restated Credit Agreement ("Fourth Amendment") of the Operating Partnership’s 2018 Term Loan with KeyBank National Association, as administrative agent, and a syndicate of lenders on May 7, 2020 and August 6, 2020, respectively. The changes to the 2018 Term Loan effected by the Third Amendment are substantially similar to the changes described above effected by the First Amendment to the Company’s 2018 Unsecured Credit Facility. The Fourth Amendment lowered the loan pricing during the Amendment Period from Pricing Level VIII to Pricing Level VII, as defined in the 2018 Term Loan documents.

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.35% and 1.95%, depending upon our leverage ratio (as defined in the loan documents). The pricing grid was modified under the Third Amendment and Fourth Amendment such that during the Amendment Period the applicable margin will be set at Pricing Level VII, as defined in the 2018 Term Loan documents. We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at September 30, 2020 was 2.15%.

Financial and Other Covenants.  We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2018 Term Loan. The Third Amendment provides that certain financial and other covenants under the 2018 Term Loan were waived or adjusted, which waivers and adjustments are the same as under the First Amendment to the Company’s 2018 Unsecured Credit Facility. At September 30, 2020, we were in compliance with all financial covenants.

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

The Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the credit facility documentation as a subsidiary guarantor entered into the Second Amendment to the Credit Agreement (the “Second Amendment”) and the Third Amendment to the Credit Agreement ("Third Amendment") of the Operating Partnership’s 2017 Term Loan with KeyBank National Association, as administrative agent, and a syndicate of lenders on May 7, 2020 and August 6, 2020, respectively. The changes to the 2017 Term Loan effected by the Second Amendment are substantially similar to the changes described above effected by the First Amendment to the Company’s 2018 Unsecured Credit Facility. The Third Amendment lowered the loan pricing during the Amendment Period from Pricing Level VII to Pricing Level VI as defined in the 2017 Term Loan documents.

The 2017 Term Loan has an accordion feature which allows us to increase the total commitments by an aggregate of $175.0 million prior to the maturity date, subject to certain conditions. The 2017 Term Loan matures on November 25, 2022.

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.45% and 2.25%, depending upon our leverage ratio (as defined in the loan documents). The pricing grid was modified under the Second Amendment and Third Amendment such that during the Amendment Period the applicable margin will be set at Pricing Level VI, as defined in the 2017 Term Loan documents. We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at September 30, 2020 was 2.45%.

Financial and Other Covenants.  We are required to comply with a series of financial and other covenants to draw and maintain borrowings under the 2017 Term Loan. The Second Amendment provides that certain financial and other covenants under the 2017 Term Loan were waived or adjusted, which waivers and adjustments are the same as under the First Amendment to the Company’s 2018 Unsecured Credit Facility. At September 30, 2020, we were in compliance with all financial covenants.

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

At September 30, 2020, we were in compliance with all financial covenants.

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

Mortgage Loans

At September 30, 2020, we had mortgage loans totaling $154.9 million that are secured primarily by first mortgage liens on 15 hotel properties.

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

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business. In addition, we rent or sublease certain owned real estate to third parties. We recorded gross third-party tenant income of $0.4 million and $0.6 million during the three months ended September 30, 2020 and 2019, respectively, and $1.3 million and $1.5 million during the nine months ended September 30, 2020 and 2019, respectively, which were recorded in Other income in the Condensed Consolidated Statement of Operations.

The majority of our third-party tenants requested rent deferrals to ease the negative financial effects of the COVID-19 pandemic on their businesses. We have generally negotiated rent deferrals with these tenants that defer rent for a specified number of months and require repayment of the deferred rent over a negotiated period of time.

On January 1, 2019, the Company adopted ASC No. 842, Leases, and recognized right-of-use lease assets and related liabilities.  The right-of-use assets and related liabilities include renewal options reasonably certain to be exercised.  We base our lease calculations on our estimated incremental borrowing rate. As of September 30, 2020, our weighted average incremental borrowing rate was 4.9%.

During the three months ended September 30, 2020 and 2019, the Company's total operating lease cost was $0.7 million and the operating cash outflows from operating leases was $0.7 million for both periods. During the nine months ended September 30, 2020 and 2019, the Company's total operating lease cost was $2.3 million and $2.5 million, respectively, and the operating cash outflows from operating leases was $2.1 million and $2.3 million, respectively. As of September 30, 2020, the weighted average operating lease term was 28.3 years.

On January 31, 2019, we exercised our option pursuant to a ground lease agreement to purchase the land upon which our hotel property in Baltimore (Hunt Valley), MD is located for $4.2 million, which resulted in a termination of obligations under the ground lease.

Operating lease maturities as of September 30, 2020 are as follows (in thousands):

2020	$537
2021	2,066
2022	1,842
2023	970
2024	910
Thereafter	28,906
Total lease payments (1)	35,231
Less interest	(16,479)
Total	$18,752

(1)Certain payments above include future increases to the minimum fixed rent based on the Consumer Price Index in effect at the initial measurement of the lease balances.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at September 30, 2020 and December 31, 2019 is as follows (dollars in thousands):

				Notional Amount		Fair Value
Contract date	Effective Date	Expiration Date	Average Annual Effective Fixed Rate	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	$100,000	$100,000	$(4,295)	$(1,316)
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	100,000	100,000	(4,319)	(1,350)
June 11, 2018	September 28, 2018	September 30, 2024	2.87%	75,000	75,000	(7,915)	(4,389)
June 11, 2018	December 31, 2018	December 31, 2025	2.93%	125,000	125,000	(16,881)	(9,122)
				$400,000	$400,000	$(33,410)	$(16,177)

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At September 30, 2020 and December 31, 2019, all of our interest rate swaps were in a liability position as a result of a decline in short-term interest rates and a continued flattening of the forward yield curve. Our interest rate swaps are recorded in Accrued expenses and other in our Condensed Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

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

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Gain (loss) recognized in Other comprehensive income on derivative financial instruments	$504	$(4,342)	$(22,300)	$(19,086)
Loss reclassified from Other comprehensive income to Interest expense	$(2,330)	$(202)	$(5,067)	$(114)
Total Interest expense in which the effects of cash flow hedges are recorded	$(10,904)	$(9,450)	$(32,665)	$(30,068)

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

Changes in common stock during the nine months ended September 30, 2020 and 2019 were as follows:

	For the Nine Months Ended September 30,
	2020	2019
Beginning common shares outstanding	105,169,515	104,783,179
Grants under the Equity Plan	676,171	537,734
Common Unit redemptions	34,500	46,076
Annual grants to independent directors	93,810	40,455
Performance share and other forfeitures	(212,643)	(167,757)
Shares retained for employee tax withholding requirements	(65,345)	(74,340)
Ending common shares outstanding	105,696,008	105,165,347

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

 At September 30, 2020 and December 31, 2019, unaffiliated third parties owned 174,521 and 209,021 Common Units of the Operating Partnership, respectively, representing less than a 1% limited partnership interest in the Operating Partnership for each period.

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

Non-controlling Interests in Joint Venture

In July 2019, the Company entered into a joint venture agreement with GIC, Singapore’s sovereign wealth fund, to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the joint venture and intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the joint venture and will have the potential to earn incentive fees based on the joint venture achieving certain return thresholds. As of September 30, 2020, the joint venture owns the five hotel properties acquired in 2019.

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

NOTE 9 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at September 30, 2020 using
	Level 1	Level 2	Level 3	Total
Assets:
Purchase Options related to real estate loans	$—	$—	$8,138	$8,138
Liabilities:
Interest rate swaps	—	33,410	—	33,410

	Fair Value Measurements at December 31, 2019 using
	Level 1	Level 2	Level 3	Total
Assets:
Purchase Options related to real estate loans	$—	$—	$8,920	$8,920
Liabilities:
Interest rate swaps	—	16,177	—	16,177

Our Purchase Options related to real estate loans do not have readily determinable fair values. The original fair value of each Purchase Option was estimated using a binomial lattice or Black-Scholes model. Due to the adverse effects of the COVID-19 pandemic, we evaluated our Purchase Options for impairment during the nine months ended September 30, 2020. The fair value of each Purchase Option was estimated using the Black-Scholes model. The estimated fair values of the Purchase Options were based on unobservable inputs for which there is little or no market information available and required us to develop our own assumptions as follows (dollar amounts in thousands):

	Real Estate Loan 1		Real Estate Loan 2		Real Estate Loan 3		Real Estate Loan 4
Exercise price	$15,143		$17,377		$5,503		$37,800
Term	2.59	(1) (2)	2.68	(1) (2)	2.67	(1) (2)	1.42	(3)
Expected volatility	65.0%		55.0%		55.0%		55.0%
Risk-free rate	0.3%		0.3%		0.3%		0.2%
Expected annualized equity dividend yield	6.5%		7.5%		17.1%		—%

(1)The purchase option is currently exercisable.
(2)The option term is the period from April 1, 2020 through the fully extended maturity dates of the respective mezzanine loans.
(3)The option term is the period from April 1, 2020 through the date in which the development project is completed and the option becomes exercisable.

During the nine months ended September 30, 2020, we recorded a Loss on impairment of assets of $0.8 million as follows (dollar amounts in thousands):

	Real Estate Loan 1	Real Estate Loan 2	Real Estate Loan 3	Real Estate Loan 4
Purchase Option value at December 31, 2019	$2,382	$2,761	$977	$2,800
Loss on impairment of assets	(782)	—	—	—
Purchase Option value at September 30, 2020	$1,600	$2,761	$977	$2,800

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

On April 13, 2020, as a result of the COVID-19 pandemic, Marriott International, Inc. (“Marriott”) agreed to allow us to use $1.6 million of cash deposited in FF&E Reserve Accounts for seven of our Marriott-branded hotels managed by Marriott affiliates (“Marriott Hotels”) to pay for the working capital needs of the respective hotels.  In addition, Marriott released $8.9 million to us from the FF&E Reserve Accounts (“Borrowed Reserve”) of the Marriott Hotels for general operational purposes. The Borrowed Reserve must be replenished into the respective FF&E Reserve Accounts in ten equal monthly installments beginning on the date that is twelve months prior to the next scheduled renovation date for each of the Marriott Hotels (“Renovation Date”) or in a lump sum payment no later than sixty days prior to each respective Renovation Date. Furthermore, Marriott has suspended our obligation to fund monthly FF&E reserves for the Marriott Hotels through March 31, 2021.

At September 30, 2020 and December 31, 2019, approximately $17.5 million and $27.6 million, respectively, was available in restricted cash reserve funds required by certain of our property managers, franchisors, or mortgage lenders for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at our hotel properties.

Franchise Agreements

We expensed fees related to our franchise agreements of $4.6 million and $11.8 million for the three months ended September 30, 2020 and 2019, respectively, and $16.5 million and $35.8 million for the nine months ended September 30, 2020 and 2019, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various professional third-party management companies. We pay base management fees that are a percentage of gross room revenues and incentive management fees based on achievement of certain financial targets pursuant to contracts that generally have remaining terms of less than five years. Management fee expenses were $1.3 million and $3.7 million for the three months ended September 30, 2020 and 2019, respectively, and $5.1 million and $13.3 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Stock Options Granted Under our Equity Plan

As of September 30, 2020, we had 235,000 outstanding and exercisable stock options with a weighted average exercise price of $9.75 per share and a weighted average contractual term of 0.4 years. At September 30, 2020, the exercise price of our outstanding and exercisable stock options exceeded the market price of our common stock, resulting in no intrinsic value.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock award activity under our Equity Plan for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2019	448,467	$12.51	$5,534
Granted	299,562	8.47
Vested	(172,170)	13.31
Forfeited	(2,282)	8.64
Non-vested at September 30, 2020	573,577	$10.18	$2,971

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

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under the Equity Plan for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2019	755,991	$14.31	$9,329
Granted	376,609	9.38
Forfeited	(210,361)	17.13
Non-vested at September 30, 2020	922,239	$11.65	$4,777

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

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Time-based restricted stock	$622	$588	$1,847	$1,736
Performance-based restricted stock	895	862	2,664	2,534
Director stock	—	—	447	496
	$1,517	$1,450	$4,958	$4,766

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $8.9 million at September 30, 2020 and will be recorded as follows (in thousands):

	Total	2020	2021	2022	2023	2024
Time-based restricted stock	$3,763	$623	$1,855	$1,037	$232	$16
Performance-based restricted stock	5,137	895	2,654	1,392	196	—
	$8,900	$1,518	$4,509	$2,429	$428	$16

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

The Company recorded an income tax benefit of $0.1 million for the three months ended September 30, 2020 and a nominal income tax benefit for three months ended September 30, 2019. The Company recorded income tax expense of $1.6 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively. The $1.6 million income tax expense includes a $2.1 million discrete non-cash deferred income tax related to the establishment of valuation allowances against our TRS Lessees’ deferred tax assets recorded during the quarter ended March 31, 2020. Due to the effects of the COVID-19 pandemic, certain of our TRS Lessees have incurred operating losses in the past and are expected to be in a cumulative loss for the foreseeable future.  A cumulative loss is significant negative evidence that the realizability of our deferred tax assets at September 30, 2020 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all our deferred tax assets at September 30, 2020.

We had no unrecognized tax benefits at September 30, 2020. We expect no significant changes in unrecognized tax benefits within the next year.

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
•Allowing entities to deduct more of their charitable cash contributions made during calendar year 2020 by increasing the taxable income limitation to 25% from 10%; and
•Providing for an employee retention tax credit to offset the employer's share of payroll taxes for the period between March 13, 2020 and December 31, 2020. The credit is calculated based on 50% of qualifying wages, capped at the first $10,000 of compensation. We are in the process of preparing and submitting amended payroll tax filings to recoup an anticipated credit of approximately $0.3 million.
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

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income	$(35,775)	$11,626	$(104,537)	$73,595
Less: Preferred dividends	(3,710)	(3,710)	(11,128)	(11,128)
Allocation to participating securities	—	(81)	(81)	(254)
Attributable to non-controlling interest in Operating Partnership	70	(15)	203	(150)
Attributable to non-controlling interests in joint venture	1,159	(77)	4,049	(77)
Net (loss) income attributable to common stockholders, net of amount allocated to participating securities	$(38,256)	$7,743	$(111,494)	$61,986
Denominator:
Weighted average common shares outstanding - basic	104,200	103,935	104,117	103,861
Dilutive effect of equity-based compensation awards	—	35	—	55
Weighted average common shares outstanding - diluted	104,200	103,970	104,117	103,916
(Loss) earnings per share:
Basic and diluted	$(0.37)	$0.07	$(1.07)	$0.60

All outstanding stock options were included in the computation of diluted earnings per share for the three and nine months ended September 30, 2019 due to their dilutive effect. The Common Units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income would also be added to derive net income attributable to common stockholders. We had unvested performance-based restricted stock awards of 922,239 shares for the three and nine months ended September 30, 2020 and 755,991 shares for the three and nine months ended September 30, 2019, which were excluded from the denominator of the diluted earnings per share as the awards had not achieved the requisite performance conditions for vesting at each period end.

NOTE 14 - SUBSEQUENT EVENTS

Dividends

On October 30, 2020, our Board of Directors declared cash dividends of $0.403125 per share of 6.45% Series D Cumulative Redeemable Preferred Stock and $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock. These dividends are payable November 30, 2020 to stockholders of record on November 16, 2020.

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
•current and future changes to the IRC; and
•the other factors discussed under the heading "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning primarily premium-branded, select-service hotels. At September 30, 2020, our portfolio consisted of 72 hotels with a total of 11,288 guestrooms located in 23 states. We own our hotels in fee simple, except for four hotels which are subject to ground leases. As of September 30, 2020, we own 100% of the outstanding equity interests in 67 of our 72 hotels. We own a 51% controlling interest in five hotels acquired in 2019 through a joint venture. Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

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

Management Company	Number of Properties	Number of Guestrooms
Affiliates of Aimbridge Hospitality, including Interstate Management Company, LLC (1)	33	5,133
OTO Development, LLC	15	2,164
Stonebridge Realty Advisors, Inc. and affiliates	9	1,312
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	7	1,176
White Lodging Services Corporation	4	791
American Liberty Hospitality, Inc.	2	372
Intercontinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Crestline Hotels & Resorts, LLC	1	88
Total	72	11,288

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

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of lodging demand include changes in gross domestic product, corporate profits, capital investments, employment and more recently, travel-related health and safety restrictions. Volatility in the economy and risks arising from global and domestic political or economic conditions may cause slowing economic growth, which would have an adverse effect on lodging demand. During the first nine months of 2020, the global and U.S. economies, and the travel and lodging industries, experienced a significant downturn as a result of the COVID-19 global pandemic, which is expected to continue until consumer confidence is restored and a recovery in hospitality and travel-related demand occurs.

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

The restrictions implemented in response to the COVID-19 pandemic have had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline in all forms of travel, both domestic and international, and a significant decline in hotel demand. These conditions have resulted in a substantial decline in our revenues, profitability and cash flows from operations during the first nine months of 2020 and are expected to continue to materially adversely affect our operations and financial results until consumer confidence is restored and a recovery in hospitality and travel-related demand occurs. The COVID-19 pandemic has also led to a disruption and volatility of the capital markets for the hospitality and travel-related industries, which could increase our cost of and limit accessibility to capital.

During the third quarter of 2020, many jurisdictions eased restrictions on travel and business operations as conditions have permitted. As a result, our business experienced gradual improvement, mostly as the result of an increase in leisure travel and small group business. There can be no assurance that these restrictions will continue to be eased or that we will continue to experience sustained improvement in our operations.

The COVID-19 pandemic caused the Company to temporarily suspend operations at six hotels containing 934 guestrooms in March 2020. An additional nine hotels, containing 1,278 guestrooms, each of which is adjacent to another of our hotels ("Sister Properties"), continued to accept reservations, but guests were directed to Sister Properties. In May of 2020, five hotels containing 682 guestrooms and four hotel properties adjacent to Sister Properties containing 506 guestrooms were re-opened. During the third quarter of 2020, two hotel properties adjacent to Sister Properties containing 309 guestrooms were re-opened. As of September 30, 2020, only one hotel with 252 guestrooms still has suspended operations and guests at three other hotels containing 463 guestrooms are being directed to Sister Properties.

The effects of the COVID-19 pandemic on our operations were the primary drivers of a 56.3% decline in RevPAR during the nine months ended September 30, 2020 in comparison to the nine months ended September 30, 2019. Furthermore, our income from hotel operations declined from $153.4 million during the nine months ended September 30, 2019 to $25.4 million for the nine months ended September 30, 2020. The COVID-19 pandemic will continue to materially adversely affect our operations and financial performance in the fourth quarter of 2020 and beyond. It is currently extremely difficult to predict how long the adverse effects of the COVID-19 pandemic will continue, when an economic recovery will commence and the length of time it will take for us to return to operational and financial performance that is consistent with our 2019 fiscal year.

Management’s Actions in Response to the Effects of COVID-19 on Our Operations

We have taken the following actions to mitigate the negative effects of the COVID-19 pandemic on our consolidated financial position, results of operations and cash flows:

Operational Adjustments

In response to the rapid decline in demand for room nights and loss of revenues as a result of the COVID-19 pandemic, we, along with our property managers, evaluated each hotel in our portfolio to determine if market conditions warranted the temporary suspension of operations, and to adjust labor cost structures for hotels that would continue to operate. Although the majority of our hotels have remained open, staffing levels have been significantly reduced to levels that safely and effectively maintain reasonable accommodations for our guests. As such, our open hotels are generally operating with limited employees per shift and a limited housekeeping staff that are performing all the essential hotel functions, including enhanced cleaning and disinfecting to mitigate the spread of COVID-19.

Financial Measures and Liquidity

We have taken significant and decisive action to enhance our overall liquidity position in response to the COVID-19 pandemic’s initial effects and anticipated future effects on our financial position. The following is a summary of certain measures that we have adopted in order to enhance our overall liquidity position:

•Borrowed a net amount of $50.0 million on our $400 million unsecured revolving credit facility (“$400 Million Revolver”) during the nine months ended September 30, 2020 to meet our near-term funding needs and ensured the availability of sufficient capacity under the $400 Million Revolver to provide adequate liquidity should we experience a protracted disruption in lodging demand.
•We amended loan agreements of our 2018 Unsecured Credit Facility, 2017 Term Loan and 2018 Term Loan to provide for financial covenant waivers through March 31, 2021, to modify or waive compliance with certain financial covenant measures for the final three quarters of 2021 and to access additional borrowing capacity of $150.0 million under our $400 Million Revolver. At October 23, 2020, we had $35.3 million of consolidated unrestricted cash on hand and an additional $225.0 million of undrawn availability on our $400 Million Revolver, as amended by the First Amendment (as defined below). We have no debt maturing before November 2022.
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
•We implemented a voluntary 25% temporary reduction of base salaries and fees, respectively, for executive officers and independent members of the Board of Directors from April 2020 to June 2020.
•We furloughed approximately 25% of the corporate-level staff in April 2020. Certain of the furloughed staff have been reinstated during the second and third quarters of 2020 to meet specific needs of the Company as supported by our operating performance, but the majority of the furloughed positions were permanently eliminated during the third quarter.
•We implemented temporary salary reductions for the majority of our remaining non-executive employees from April 2020 to June 2020.

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

Third and Fourth Amendments to $225.0 Million 2018 Term Loan

The Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the credit facility documentation as a subsidiary guarantor entered into the Third Amendment to the First Amended and Restated Credit Agreement (the “Third Amendment”) and the Fourth Amendment to the First Amended and Restated Credit Agreement ("Fourth Amendment") of the Operating Partnership’s $225 million 2018 term loan ( the "2018 Term Loan") with KeyBank National Association, as administrative agent, and a syndicate of lenders on May 7, 2020 and August 6, 2020, respectively. The changes to the 2018 Term Loan effected by the Third Amendment are substantially similar to the changes described above effected by the First Amendment to the Company’s 2018 Unsecured Credit Facility. The Fourth Amendment lowered the loan pricing during the Amendment Period from Pricing Level VIII to Pricing Level VII, as defined in the 2018 Term Loan documents.

Second and Third Amendments to $225.0 Million 2017 Term Loan

The Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the credit facility documentation as a subsidiary guarantor entered into the Second Amendment to the Credit Agreement (the “Second Amendment”) and the Third Amendment to the Credit Agreement (the "Third Amendment") of the Operating Partnership’s $225 million 2017 term loan (the "2017 Term Loan") with KeyBank National Association, as administrative agent, and a syndicate of lenders on May 7, 2020 and August 6, 2020, respectively. The changes to the 2017 Term Loan effected by the Second Amendment are substantially similar to the changes described above effected by the First Amendment to the Company’s 2018 Unsecured Credit Facility.    The Third Amendment lowered the loan pricing during the Amendment Period from Pricing Level VII to Pricing Level VI as defined in the 2017 Term Loan documents.

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

Use of FF&E Reserve Funds

On April 13, 2020, as a result of the COVID-19 pandemic, Marriott International, Inc. (“Marriott”) agreed to allow us to use $1.6 million of cash deposited in our restricted cash reserve for replacement of furniture, fixtures and equipment ("FF&E Reserve Accounts") for seven of our Marriott-branded hotels managed by Marriott affiliates (“Marriott Hotels”) to pay for the working capital needs of the respective hotels.  In addition, Marriott released $8.9 million to us from the FF&E Reserve Accounts (“Borrowed Reserve”) of the Marriott Hotels for general operational purposes. The Borrowed Reserve must be replenished into the respective FF&E Reserve Accounts in ten equal monthly installments beginning on the date that is twelve months prior to the next scheduled renovation date for each of the Marriott Hotels (“Renovation Date”) or in a lump sum payment no later than sixty days prior to each respective Renovation Date. Furthermore, Marriott has suspended our obligation to fund monthly FF&E reserves for the Marriott Hotels through March 31, 2021.

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
•Allowing entities to deduct more of their charitable cash contributions made during calendar year 2020 by increasing the taxable income limitation to 25% from 10%; and
•Providing for an employee retention tax credit to offset the employer's share of payroll taxes for the period between March 13, 2020 and December 31, 2020. The credit is calculated based on 50% of qualifying wages, capped at the first $10,000 of compensation. We are in the process of preparing and submitting amended payroll tax filings to recoup an anticipated credit of approximately $0.3 million.
We anticipate that our TRS Lessees will generate a net operating loss in 2020. As such, we expect a $1.0 million future tax benefit from the NOL carry-back provisions provided in the CARES Act.

Modification of TRS Leases

All of our hotels are leased by either our Operating Partnership, or subsidiary REITs to our TRS Lessees. Economic challenges caused by the COVID-19 pandemic have resulted in the temporary suspension of operations of certain hotels and significantly reduced operations at the hotels that have remained open for business. Many of our TRS Lessees have temporarily suspended their payments of rents and may require lease modifications in the future to reflect the current market conditions and better enable the TRS Lessees to manage their operations and cash flows at reduced levels. The suspension or modification of the rents related to our TRS Lessees has no effect on our consolidated financial position or results of operations. However, it may increase the income of our TRS Lessees on a stand-alone basis.

Health and Well-being

All of our hotels are licensed with national franchise brands and we have worked closely with our brand partners to develop and implement comprehensive protocols for the safety and well-being of employees and guests. The health and safety procedures at our hotels are designed and have been enhanced to address a broad spectrum of pathogens and viruses, including COVID-19, and include personal hygiene such as frequent and thorough hand-washing, cleaning product specifications, availability of disinfecting products for our guests, and guestroom and common area cleaning procedures. Our hotels have increased the frequency of cleaning throughout the hotels, with focused attention on high-touch areas such as entrances, public spaces, laundry rooms and staff offices. Additionally, many of our hotels have implemented contactless guest check-in and check-out and modified grab-and-go food and beverage offerings.

Forward-looking Information and Use of Estimates

The full effects of the COVID-19 pandemic on our Company will depend on future developments, such as the ultimate duration and scope of the outbreak, its effect on our customers, brands and business partners, the rate at which normal economic conditions, operations, and the demand for lodging resume, and the magnitude of the recessionary conditions in any of our markets. Accordingly, the full effects on our Company cannot be determined at this time; however, despite the uncertainty of the effects of the COVID-19 pandemic, we expect our full year 2020 results of operations to be adversely affected. While the potential magnitude and duration of the business and economic effects of COVID-19 are uncertain, we believe that the nascent and gradual recovery in our business that began in the second half of April will be sustained into the fourth quarter of 2020 and operating performance will improve gradually over a multi-year period before reaching prior peak performance levels. We believe that a recovery in business conditions resulting in positive operating cash flows, together with cash on hand, and the current availability under our credit facilities, will provide sufficient liquidity to fund operations for at least the next twelve months. There can be no assurance that the assumptions used to evaluate the carrying amounts of our assets or to estimate our liquidity requirements will be correct. For additional information on the current and potential future effects of the COVID-19 pandemic, please see Item 1A. Risk Factors.

Our Hotel Property Portfolio

At September 30, 2020, our portfolio consisted of 72 hotels with a total of 11,288 guestrooms. According to current chain scales as defined by STR, Inc., two of our hotel properties with a total of 280 guestrooms are categorized as Upper-upscale hotels, 60 of our hotel properties with a total of 9,537 guestrooms are categorized as Upscale hotels and 10 of our hotel properties with a total of 1,471 guestrooms are categorized as Upper-midscale hotels. Information about our hotel properties as of September 30, 2020 is as follows:

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

Comparison of the Three Months Ended September 30, 2020 with the Three Months Ended September 30, 2019

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the three months ended September 30, 2020 compared with the three months ended September 30, 2019 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned as of September 30, 2020 and that we have owned or leased at all times since January 1, 2019.

	For the Three Months Ended September 30,				Quarter-over-Quarter		Quarter-over-Quarter
	2020		2019		Dollar Change		Percentage Change
	Total Portfolio (72 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (70 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (72/70 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (72/70 hotels)	Same-Store Portfolio (67 hotels)
Revenues:
Room	$48,636	$43,590	$123,112	$120,581	$(74,476)	$(76,991)	(60.5)%	(63.9)%
Food and beverage	628	622	5,411	5,267	(4,783)	(4,645)	(88.4)%	(88.2)%
Other	3,148	2,897	5,162	5,095	(2,014)	(2,198)	(39.0)%	(43.1)%
Total	$52,412	$47,109	$133,685	$130,943	$(81,273)	$(83,834)	(60.8)%	(64.0)%

Expenses:
Room	$11,352	$10,489	$27,898	$27,315	$(16,546)	$(16,826)	(59.3)%	(61.6)%
Food and beverage	520	519	4,437	4,270	(3,917)	(3,751)	(88.3)%	(87.8)%
Other hotel operating expenses	22,535	20,827	38,969	37,903	(16,434)	(17,076)	(42.2)%	(45.1)%
Total	$34,407	$31,835	$71,304	$69,488	$(36,897)	$(37,653)	(51.7)%	(54.2)%

Operational Statistics:
Occupancy	45.0%	44.4%	80.1%	80.1%	n/a	n/a	(43.8)%	(44.6)%
ADR	$103.98	$101.83	$155.13	$156.00	$(51.15)	$(54.17)	(33.0)%	(34.7)%
RevPAR	$46.83	$45.17	$124.27	$124.94	$(77.44)	$(79.77)	(62.3)%	(63.8)%

Changes from the three months ended September 30, 2020 compared with the three months ended September 30, 2019 were due to the following:

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

The following table includes other consolidated income and expenses for the three months ended September 30, 2020 compared with the three months ended September 30, 2019 (dollars in thousands).

	For the Three Months Ended September 30,
	2020	2019	Dollar Change	Percentage Change
Property taxes, insurance and other	$11,007	$10,696	$311	2.9%
Management fees	1,335	3,676	(2,341)	(63.7)%
Depreciation and amortization	27,503	23,202	4,301	18.5%
Corporate general and administrative	4,652	5,532	(880)	(15.9)%
Gain (loss) on disposal of assets, net	211	(31)	242	780.6%
Interest expense	10,904	9,450	1,454	15.4%
Other income, net	1,278	1,808	(530)	(29.3)%
Income tax benefit	132	24	108	450.0%

Changes from the three months ended September 30, 2020 compared with the three months ended September 30, 2019 were due to the following:

•Property Taxes, Insurance and Other. This increase is primarily due to increased insurance premiums related to our casualty and general liability policies.
•Management Fees. This decrease is primarily due to reduced consolidated revenues, upon which management fees are based, as a result of the COVID-19 pandemic.
•Depreciation and Amortization. This increase is due to incremental depreciation of $3.0 million associated with the hotels acquired in 2019 and an increase in depreciation expense of $1.6 million for the same-store portfolio as a result of renovation completions, partially offset by a decrease in depreciation expense of $0.2 million related to the hotel properties sold after June 30, 2019.
•Corporate General and Administrative. This decline is primarily due to decreases in incentive and other compensation costs as a result of our comprehensive cost reduction initiatives in response to the COVID-19 pandemic.
•Gain (Loss) on Disposal of Assets. The gain on disposal of assets, net for the three months ended September 30, 2020 is due to the final true-up of accounts for properties sold in a prior period. The loss on disposal of assets, net for the three months ended September 30, 2019 is due to the write-off of assets as a result of hotel property renovations.
•Interest Expense. Interest expense increased as a result of increased borrowings, offset by declines in base interest rates.
•Other Income. This decrease is primarily due to a decline in interest income recorded on our mezzanine loans as a result of the interest deferrals granted to the mezzanine loan borrowers. See "Note 4 - Investment in Real Estate Loans" to the Condensed Consolidated Financial Statements for further information.
•Income Tax (Benefit) Expense. The Company recorded a $0.1 million income tax benefit primarily attributable to a net operating loss carryback opportunity allowed under the CARES Act.

Comparison of the Nine Months Ended September 30, 2020 with the Nine Months Ended September 30, 2019

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned as of September 30, 2020 and that we have owned or leased at all times since January 1, 2019.

	Nine Months Ended September 30,
	2020		2019		Dollar Change		Percentage Change
	Total Portfolio (72 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (70 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (72/70 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (72/70 hotels)	Same-Store Portfolio (67 hotels)
Revenues:
Room	$171,067	$155,750	$382,868	$367,836	$(211,801)	$(212,086)	(55.3)%	(57.7)%
Food and beverage	5,760	5,453	17,565	17,039	(11,805)	(11,586)	(67.2)%	(68.0)%
Other	9,406	8,665	15,134	14,821	(5,728)	(6,156)	(37.8)%	(41.5)%
Total	$186,233	$169,868	$415,567	$399,696	$(229,334)	$(229,828)	(55.2)%	(57.5)%

Expenses:
Room	$42,340	$39,262	$84,151	$80,100	$(41,811)	$(40,838)	(49.7)%	(51.0)%
Food and beverage	4,890	4,538	13,596	13,004	(8,706)	(8,466)	(64.0)%	(65.1)%
Other hotel operating expenses	74,406	68,933	118,317	112,439	(43,911)	(43,506)	(37.1)%	(38.7)%
Total	$121,636	$112,733	$216,064	$205,543	$(94,428)	$(92,810)	(43.7)%	(45.2)%

Operational Statistics:
Occupancy	43.6%	43.2%	79.4%	79.5%	n/a	n/a	(45.1)%	(45.7)%
ADR	$126.97	$125.56	$159.62	$161.57	$(32.65)	$(36.01)	(20.5)%	(22.3)%
RevPAR	$55.31	$54.19	$126.70	$128.45	$(71.39)	$(74.26)	(56.3)%	(57.8)%

Changes from the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 were due to the following:

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

The following table includes other consolidated income and expenses for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 (dollars in thousands).

	For the Nine Months Ended September 30,
	2020	2019	Dollar Change	Percentage Change
Property taxes, insurance and other	$34,171	$32,799	$1,372	4.2%
Management fees	5,051	13,280	(8,229)	(62.0)%
Depreciation and amortization	82,147	72,517	9,630	13.3%
Corporate general and administrative	14,635	17,442	(2,807)	(16.1)%
Provision for credit losses	2,530	—	2,530	100.0%
Loss on impairment of assets	782	1,685	(903)	(53.6)%
Gain on disposal of assets, net	176	39,655	(39,479)	(99.6)%
Interest expense	32,665	30,068	2,597	8.6%
Other income, net	4,260	3,255	1,005	30.9%
Income tax expense	1,589	1,027	562	54.7%

Changes from the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 were due to the following:

•Property Taxes, Insurance and Other. This increase is primarily due to increased insurance premiums related to our casualty and general liability policies.
•Management Fees. This decrease is primarily due to reduced consolidated revenues, upon which management fees are based, as a result of the COVID-19 pandemic.
•Depreciation and Amortization. This increase is due to incremental depreciation of $9.1 million associated with the hotels acquired in 2019 and an increase in depreciation expense of $2.8 million for the same-store portfolio as a result of renovation completions, partially offset by a decrease in depreciation expense of $2.3 million related to the hotel properties sold after December 31, 2018.
•Corporate General and Administrative. This decline is primarily due to decreases in incentive and other compensation costs as a result of our comprehensive cost reduction initiatives in response to the COVID-19 pandemic.
•Provision for Credit Losses. We evaluated our notes receivable for potential credit losses by estimating the fair value of the collateral supporting each note receivable at September 30, 2020 based on assumptions related to the expected future performance of the collateral assets and the resulting anticipated net selling value of the assets at capitalization rates that are common for the asset class. During the nine months ended September 30, 2020, we recorded a Provision for credit losses of $2.5 million due to the effects of the COVID-19 pandemic.
•Loss on Impairment of Assets. Due to the adverse effects of the COVID-19 pandemic, we evaluated our purchase options for impairment during the nine months ended September 30, 2020. On the basis of our impairment evaluation, we recorded a Loss on impairment of assets of $0.8 million related to one of our purchase options. See "Note 9 - Fair Value Measurement" to the Condensed Consolidated Financial Statements for further information. During the nine months ended September 30, 2019, the Company recorded an impairment charge of $1.7 million for the Hyatt Place - Chicago/Hoffman Estates to reduce the net carrying amount of the property to its estimated net fair market value of $5.9 million.
•Gain on Disposal of Assets. This decrease is primarily due to the sale of eight hotels in the nine months ended September 30, 2019 for a net gain of $40.8 million.
•Interest Expense. Interest expense increased as a result of increased borrowings, offset by declines in base interest rates.
•Other Income. This increase is primarily due to a decline in debt transaction costs of $1.5 million. This increase was partially offset by an increase in net casualty expense of $0.3 million and a reduction in interest income of $0.2 million. The decline in interest income was primarily due to the interest deferrals granted to the mezzanine loan borrowers. See "Note 4 - Investment in Real Estate Loans" to the Condensed Consolidated Financial Statements for further information.
•Income Tax Expense. The $1.6 million income tax expense includes a $2.1 million discrete non-cash deferred income tax related to the establishment of valuation allowances against our TRS Lessees’ deferred tax assets recorded during the quarter ended March 31, 2020, offset by an income tax benefit attributable to a net operating loss carryback opportunity allowed under the CARES Act.

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

The following is a reconciliation of our GAAP net income to FFO and AFFO for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share/unit amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(35,775)	$11,626	$(104,537)	$73,595
Preferred dividends	(3,710)	(3,710)	(11,128)	(11,128)
Loss (income) related to non-controlling interests in joint venture	1,159	(77)	4,049	(77)
Net (loss) income applicable to common shares and common units	(38,326)	7,839	(111,616)	62,390
Real estate-related depreciation	27,388	23,098	81,802	72,200
Loss on impairment of assets	—	—	782	1,685
(Gain) loss on disposal of assets, net	(211)	31	(176)	(39,655)
Provision for credit losses	—	—	2,530	—
Adjustments related to non-controlling interests in consolidated joint venture	(1,493)	(65)	(4,439)	(65)
FFO applicable to common shares and common units	(12,642)	30,903	(31,117)	96,555
Amortization of lease-related intangible assets, net	22	34	65	105
Amortization of deferred financing costs	643	327	1,655	1,041
Amortization of franchise fees	115	104	345	317
Equity-based compensation	1,517	1,450	4,958	4,766
Debt transaction costs	65	12	336	1,847
Non-cash interest income	(757)	(694)	(2,297)	(1,713)
Non-cash lease expense, net	101	104	275	383
Casualty losses, net	117	231	407	82
Increase in deferred tax asset valuation allowance	—	—	2,058	—
Adjustments related to non-controlling interests in consolidated joint venture	(78)	(1)	(235)	(1)
Severance payments	91	—	91	—
AFFO applicable to common shares and common units	$(10,806)	$32,470	$(23,459)	$103,382
Weighted average diluted common shares/common units (1)	104,375	104,310	104,302	104,318
FFO per common share/common unit	$(0.12)	$0.30	$(0.30)	$0.93
AFFO per common share/common unit	$(0.10)	$0.31	$(0.22)	$0.99

(1)Includes common units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the common units are redeemable for cash or, at our election, shares of our common stock.

AFFO applicable to common shares and common units decreased $43.3 million, or 133.3%, for the three months ended September 30, 2020 compared to the same period of 2019 and $126.8 million, or 122.7%, for the nine months ended September 30, 2020 compared to the same period of 2019 due to a significant decline in occupancy as a result of the COVID-19 pandemic. See "Industry Trends and Outlook - Effects of COVID-19 Pandemic on Our Business" for further information.

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

The following is a reconciliation of our GAAP net income to EBITDA, EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(35,775)	$11,626	$(104,537)	$73,595
Depreciation and amortization	27,503	23,202	82,147	72,517
Interest expense	10,904	9,450	32,665	30,068
Interest income	(31)	(78)	(141)	(218)
Income tax (benefit) expense	(132)	(24)	1,589	1,027
EBITDA	2,469	44,176	11,723	176,989
Loss on impairment of assets	—	—	782	1,685
Provision for credit losses	—	—	2,530	—
(Gain) loss on disposal of assets, net	(211)	31	(176)	(39,655)
EBITDAre	2,258	44,207	14,859	139,019
Amortization of lease-related intangible assets, net	22	34	65	105
Equity-based compensation	1,517	1,450	4,958	4,766
Debt transaction costs	65	12	336	1,847
Non-cash interest income	(757)	(694)	(2,297)	(1,713)
Non-cash lease expense, net	101	104	275	383
Casualty losses, net	117	231	407	82
Loss (income) related to non-controlling interests in joint venture	1,159	(77)	4,049	(77)
Adjustments related to non-controlling interests in consolidated joint venture	(2,034)	(66)	(6,245)	(66)
Severance payments	91	—	91	—
Adjusted EBITDAre	$2,539	$45,201	$16,498	$144,346

Adjusted EBITDAre decreased $42.7 million, or 94.4%, for the three months ended September 30, 2020 compared to the same period of 2019 and $127.8 million, or 88.6%, for the nine months ended September 30, 2020 compared to the same period of 2019 due to a significant decline in occupancy as a result of the COVID-19 pandemic. See "Industry Trends and Outlook - Effects of COVID-19 Pandemic on Our Business" for further information.

Liquidity and Capital Resources

The effects of the COVID-19 pandemic have adversely affected our financial position and cash flows from operations. During the nine months ended September 30, 2020, we borrowed a net amount of $50.0 million on our $400 Million Revolver as a precautionary measure. Additionally, during the nine months ended September 30, 2020 we amended our loan agreements to provide additional borrowing capacity of $150.0 million. The COVID-19 pandemic has also significantly increased economic uncertainty and has led to disruption and volatility in the global capital markets, which could increase the cost of and limit accessibility to capital. As such, our ability to raise capital through public or private offerings of our equity securities may be limited until capital markets recover toward pre-pandemic levels. Additionally, certain factors may have an adverse effect on our ability to access capital sources, including our financial performance, degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders, volatility in the equity and debt capital markets and other market conditions. Financing may not be available to us, or on terms that are attractive to us.

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

We have provided mezzanine loans on four real estate development projects to fund up to an aggregate of $58.4 million for the development of four hotel properties. Three of the real estate development loans, which closed in the fourth quarter of 2017, are fully funded. Each has a stated interest rate of 8.0% and an initial term of approximately three years.  One of the real estate development loans, which closed in the third quarter of 2019, has $14.0 million funded as of September 30, 2020, and has a stated interest rate of 9.0% and an initial term of 30 months. As of September 30, 2020, we have funded $43.6 million of our loan commitments.

We evaluated our notes receivable for potential credit losses by estimating the fair value of the collateral supporting each note receivable at September 30, 2020 based on assumptions related to the expected future performance of the collateral assets and the resulting anticipated net selling value of the assets at capitalization rates that are common for the asset class. Our current estimate of credit losses of $2.6 million as a result of the COVID-19 pandemic is recorded as an allowance for credit losses at September 30, 2020.

We expect to be able to meet our liquidity requirements and other cash obligations from our cash and cash equivalents on hand at September 30, 2020 totaling $39.1 million and our additional borrowing capacity of $225.0 million under our 2018 Unsecured Credit Facility.

Outstanding Indebtedness

Subsequent to quarter-end, at October 23, 2020, we had loans of $345.0 million outstanding under our 2018 Unsecured Credit Facility, which included borrowings of $200.0 million on our $200 Million Term Loan and $145.0 million on our $400 Million Revolver. Additionally, we had $225.0 million outstanding on our 2017 Term Loan and $225.0 million outstanding on our 2018 Term Loan. Each of the credit facilities was supported by the 52 hotel properties included in the credit facility borrowing base.

Subsequent to quarter-end, at October 23, 2020, our subsidiary joint venture had $141.5 million outstanding under our Joint Venture Credit Facility, which included borrowings of $75.0 million on its $75 million term loan and $66.5 million on its $125 million revolving line of credit. The Joint Venture Credit Facility was supported by the five hotel properties in the joint venture.

At September 30, 2020, we have scheduled debt principal amortization payments during the next twelve months totaling $3.9 million and no debt maturities. Currently, we have the capacity to pay these scheduled principal debt payments using cash on hand or draws under our $400 Million Revolver.

We intend to use our cash and cash equivalents of $39.1 million at September 30, 2020, our $225.0 million borrowing capacity under our 2018 Unsecured Credit Facility, utilize our Joint Venture Credit Facility, secure or assume term loan financing, or obtain new financing to fund cash requirements. We may not succeed in obtaining new financing on favorable terms, or at all, and we cannot predict the size or terms of future financings. Our failure to obtain new financing could adversely affect our ability to grow our business.

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

Our outstanding indebtedness requires us to comply with various financial and other covenants. At September 30, 2020, no defaults existed under any of the Company's loan agreements. On May 7, 2020, the Company entered into certain amendments of the 2018 Unsecured Credit Facility, the 2018 Term Loan and the 2017 Term Loan that give us access to additional borrowing capacity of $150.0 million, provide for financial covenant waivers through March 31, 2021, and modify certain financial covenant measures for the final three quarters of 2021.

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

A summary of our gross debt at September 30, 2020 is as follows (dollars in thousands):

Lender	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Encumbered Properties		Principal Amount Outstanding
$600 Million Senior Unsecured Credit and Term Loan Facility (1)
Deutsche Bank AG New York Branch
$400 Million Revolver	2.40% Variable	n/a	March 31, 2023	n/a		$145,000
$200 Million Term Loan	2.35% Variable	n/a	April 1, 2024	n/a		200,000
Total Senior Unsecured Credit Facility						345,000

Joint Venture Credit Facility (2)
Bank of America, N.A.
$125 Million Revolver	2.40% Variable	n/a	October 8, 2023	n/a		66,500
$75 Million Term Loan	2.35% Variable	n/a	October 8, 2023	n/a		75,000
Total Joint Venture Credit Facility						141,500

Unsecured Term Loans (1)
KeyBank National Association
Term Loan	2.45% Variable	n/a	November 25, 2022	n/a		225,000
KeyBank National Association
Term Loan	2.15% Variable	n/a	February 14, 2025	n/a		225,000

Secured Mortgage Indebtedness
MetaBank	4.44% Fixed	25	July 1, 2027	3		46,441
KeyBank National Association	4.46% Fixed	30	February 1, 2023	3		19,160
	4.52% Fixed	30	April 1, 2023	3		19,641
	4.30% Fixed	30	April 1, 2023	3		18,973
	4.95% Fixed	30	August 1, 2023	2		34,140
Bank of the Cascades	2.15% Variable	25	December 19, 2024	1	(3)	8,291
	4.30% Fixed	25	December 19, 2024	—	(3)	8,291
Total Mortgage Loans						154,937
Total Debt				15		$1,091,437

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

We are exposed to interest rate risk through our variable-rate debt. We manage this risk primarily by managing the amount, sources, and duration of our debt funding and through the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage our exposure to known or expected cash payments related to our variable-rate debt. During the nine months ended September 30, 2020, the fair value of our interest rate swaps declined $17.2 million due to a reduction in short term interest rates and a continued flattening of the forward yield curve.  Each interest rate swap fixes the interest rates on portions of our variable interest rate unsecured indebtedness and converts LIBOR from a floating rate to average fixed rates ranging from 1.98% to 2.93%.

Capital Expenditures

During the nine months ended September 30, 2020, we funded $19.2 million in capital expenditures at our hotel properties.  As described under Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management’s Actions in Response to the Effects of COVID-19 on Our Operations - Financial Measures and Liquidity, we postponed all non-essential capital improvement projects planned for 2020 beyond those that are already substantially complete, which is expected to reduce previously planned total capital expenditures by at least $35.0 million for 2020. We anticipate spending an estimated $23.0 million to $25.0 million on capital expenditures during fiscal year 2020. We expect to fund these expenditures through a combination of cash on hand, working capital, borrowings under our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flows

	For the Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Net cash (used in) provided by operating activities	$(21,391)	$119,614	$(141,005)
Net cash (used in) provided by investing activities	(27,355)	56,799	(84,154)
Net cash provided by (used in) financing activities	35,520	(173,059)	208,579
Net change in cash, cash equivalents and restricted cash	$(13,226)	$3,354	$(16,580)

Changes from the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 were due to the following:

•Cash (used in) provided by operating activities. This decrease primarily resulted from a decrease in net income of $126.7 million after adjusting for non-cash items, such as depreciation and amortization and gains on the sale of assets, due to the effects of the COVID-19 pandemic, and net changes in working capital of $14.3 million primarily due to working capital changes. The overall decrease is primarily due to a significant decline in revenue as a result of the COVID-19 pandemic.
•Cash (used in) provided by investing activities. This increase in cash used in investing activities is primarily due to a reduction in proceeds from asset dispositions of $144.0 million, a contract termination payment for historical asset dispositions in the nine months ended September 30, 2020 of $2.2 million and an increase in net real estate loan funding of $0.7 million, partially offset by a decline in capital expenditures of $27.5 million during the nine months ended September 30, 2020 and acquisitions of hotel properties of $32.3 million during the nine months ended September 30, 2019.
•Cash provided by (used in) financing activities. This increase is primarily due to an increase in net borrowings of $185.1 million and a reduction in dividends paid of $37.3 million, partially offset by a decline in contributions from joint venture partners of $13.2 million. Due to the effects of the COVID-19 pandemic on the Company, we have suspended the declaration and payment of dividends on our common stock and operating partnership units.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at September 30, 2020 (in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Debt obligations (1)	$1,091,437	$3,873	$604,705	$242,607	$240,252
Currently projected interest (2)	127,958	38,609	68,284	18,270	2,795
Lease obligations (3)	35,231	2,096	3,085	1,825	28,225
Purchase obligations (4)	2,563	2,563	—	—	—
Total	$1,257,189	$47,141	$676,074	$262,702	$271,272

(1)Amounts shown include amortization of principal and debt maturities.
(2)Interest payments on our variable rate debt have been estimated using the interest rates in effect at September 30, 2020, after giving effect to our interest rate swaps.
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

Cybersecurity

The hospitality industry and certain of the major hotel franchise companies have recently experienced cybersecurity breaches. We are not aware of any material cybersecurity losses at any of our properties. We manage cybersecurity risks with our franchisors and property management companies. An important part of our cybersecurity risk mitigation efforts includes maintaining cybersecurity insurance and indemnifications in certain of our property management agreements. Our Board of Directors provides on-going oversight of management's approach to managing cybersecurity risks.

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

At September 30, 2020, we were party to four interest rate derivative agreements pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

Contract date	Effective Date	Expiration Date	Notional Amount
October 2, 2017	January 29, 2018	January 31, 2023	$100,000
October 2, 2017	January 29, 2018	January 31, 2023	100,000
June 11, 2018	September 28, 2018	September 30, 2024	75,000
June 11, 2018	December 31, 2018	December 31, 2025	125,000
			$400,000

At September 30, 2020, after giving effect to our interest rate derivative agreements, $546.6 million, or 50.1%, of our debt had fixed interest rates and $544.8 million, or 49.9%, had variable interest rates.  At December 31, 2019, after giving effect to our interest rate derivative agreements, $549.2 million, or 53.7%, of our debt had fixed interest rates and $473.5 million, or 46.3%, had variable interest rates. Taking into consideration our existing interest rate swaps, an increase in interest rates of 1.0% would decrease our cash flows by approximately $5.4 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At September 30, 2020, we have scheduled debt principal amortization payments during the next twelve months totaling $3.9 million and no debt maturities.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2020, our hotels were operating with significantly reduced staff as a result of the COVID-19 pandemic. As a result, some of the internal controls associated with our hotel operations, such as segregation of incompatible duties, could not fully operate in the manner in which they were designed under normal operating conditions. Therefore, we have increased our corporate oversight and review of hotel operations and financial information to mitigate the temporary inability of our hotels to fully function within their normal internal control structures.

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

Item 1A.                                                Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: November 3, 2020	By:	/s/ Jonathan P. Stanner
Jonathan P. Stanner Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)