Form 10-K
period 2020-12-31
Summit Hotel Properties, Inc.
filed 2021-02-26
CIK 1497645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant’s as of June 30, 2020 was $612,440,206 based on the closing sale price of the registrant’s common stock on the New York Stock Exchange as of June 30, 2020.

As of February 15, 2021 the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 105,708,787.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A for its 2021 annual meeting of stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, are incorporated herein by reference into Part III, Items 10, 11, 12, 13 and 14.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2020
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
•potential changes in operations as a result of regulations imposed in connection with, or changes in consumer behavior in response to, the COVID-19 pandemic;
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
•adverse changes in, occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) and other hotel operating metrics;
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
•current and future changes to the IRC; and
•the other factors discussed in “Part I – Item 1A. – Risk Factors” in this report.

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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning primarily premium-branded, select-service hotels. At December 31, 2020, our portfolio consisted of 72 hotels with a total of 11,288 guestrooms located in 23 states. We own our hotels in fee simple, except for four hotels which are subject to ground leases. As of December 31, 2020, we own 100% of the outstanding equity interests in 67 of 72 of our hotels. We own a 51% controlling interest in five hotels acquired in 2019 through a joint venture.

As of December 31, 2020, 92% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 97% were located within the top 100 MSAs and all of our hotel guestrooms operated under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”) and InterContinental® Hotels Group (“IHG”). Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, universities, and leisure attractions.

Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership, Summit Hotel OP, LP (the “Operating Partnership”). Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At December 31, 2020, we owned, directly and indirectly, approximately 99.8% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding Series D and Series E preferred units of limited partnership interest (“Preferred Units”). Pursuant to the Operating Partnership’s partnership agreement, we have full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership, including the ability to cause the Operating Partnership to enter into certain major transactions including acquisitions, dispositions and refinancings, to make distributions to partners and to cause changes in the Operating Partnership’s business activities.

We have elected to be taxed as a REIT for federal income tax purposes.  To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to our taxable REIT subsidiaries ("TRS lessees").  All of our hotels are operated pursuant to hotel management agreements between our TRS lessees and professional third-party hotel management companies that are not affiliated with us.  We have one reportable segment as defined by generally accepted accounting principles (“GAAP”). See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 2 – Basis of Presentation and Significant Accounting Policies" to our Consolidated Financial Statements.

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

Business Strategy

Our portfolio consists of premium-branded hotels in favorable locations with efficient operating models. Our approach to creating value includes the following:

•Prudently allocating capital which includes, among other things, targeted capital investment and strategic transactions;
•Evolving our portfolio by selling assets with lower operating margins, RevPAR growth opportunities or risk-adjusted return profiles and purchasing assets with higher operating margins, RevPAR growth opportunities or risk-adjusted return profiles; and
•Intensive asset management.

Our industry and business have been materially affected during the year ended December 31, 2020 as a result of the COVID-19 pandemic, including a substantial decline in our revenues, profitability and cash flows from operations. See additional discussion under “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of COVID-19 Pandemic on Our Business.” We expect that the COVID-19 pandemic will continue to have a material adverse effect on our operations and financial results until an effective vaccine is broadly distributed, government restrictions are lifted, consumer confidence is restored and a recovery in hospitality and travel-related demand occurs. However, we expect that when we are able to return to historical operational and financial performance levels, our strategy will enable us to continue to create long-term value. The key elements of our strategy that we believe will allow us to create long-term value include the following:

Focus on Premium-Branded Hotels with Efficient Operating Models. We focus on hotels with efficient operating models that are primarily in the Upscale segment of the lodging industry, as defined by Smith Travel Research ("STR"). We believe that our focus on this segment provides us the opportunity to achieve strong, risk-adjusted returns across multiple lodging cycles for several reasons, including:

•RevPAR Growth.  We believe that our hotels will experience long-term demand growth and demand will recover to levels more in-line with pre-pandemic demand based on the characteristics of our portfolio after the industry has recovered from the effects of the COVID-19 pandemic.

•Stable Cash Flow Potential.  Our hotels are generally operated with fewer employees than full-service hotels that offer more amenities including more extensive food and beverage options, which we believe enables us to generate higher operating margins and cash flows with less volatility.

•Broad Customer Base.  Our target brands deliver consistently high-quality hotel accommodations with value-oriented pricing that we believe appeals to a wide range of customers, including both business and leisure travelers. We believe that our hotels are particularly popular with frequent travelers who seek to stay in hotels operating under Marriott, Hilton, Hyatt, or IHG brands, which offer strong loyalty rewards programs.

•Enhanced Diversification and Lower Capital Requirements.  Premium-branded hotels with efficient operating models generally require less capital to acquire, build, or maintain on an absolute and a per-key basis, than hotels in the Upper-Upscale and Luxury segments of the industry. As a result, we can diversify our investment capital into ownership of a larger number of hotels than we could in more expensive segments.

Capitalize on Investments in Our Hotels.  We believe in the benefits of strategically investing capital in our properties to ensure they are in good physical condition and facilitate market leading financial performance. Over the past three years, we have invested $148.5 million in capital improvements to our hotels. We believe these investments produce attractive returns, and we intend to continue to invest capital to upgrade our hotels with strategic renovations and brand-required hotel property improvement plans.

External Growth Through Acquisitions.  We intend to continue to opportunistically grow through acquisitions of existing hotels either through wholly owned or joint venture structures using a disciplined approach, while maintaining a prudent capital structure. We generally target hotels with efficient operating models that meet one or more of the following acquisition criteria:

•potential for strong risk-adjusted returns and are located in the top 50 MSAs and other select markets;
•can operate under leading franchise brands, which may include but are not limited to brands owned by Marriott, Hilton, Hyatt, and IHG;
•located in close proximity to multiple demand generators, such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, universities, and leisure attractions, with a diverse source of potential guests, including corporate, government and leisure travelers;
•located in markets with barriers to entry due to lengthy or challenging real estate entitlement processes or other factors;
•can be acquired at a discount to replacement cost; and
•provide an opportunity to add value through operating efficiencies, repositioning, renovating or rebranding.

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

Due to the modifications of the covenants in our 2018 Senior Credit Facility (defined below), most of the transactional strategies described above are governed by certain lender guided thresholds, or otherwise subject to lender approval. See “Part II. – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management’s Actions in Response to the Effects of COVID-19 on Our Operations – Financial Measures and Liquidity” for further information.

Our Financing Strategy

We rely on cash generated through operations, working capital, borrowings under our $600 million senior revolving and term loan facility (the "2018 Senior Credit Facility"), term debt, repayment of notes receivable, proceeds from the issuance of securities, the strategic sale of hotels, contributions from joint venture partners, and the release of restricted cash upon satisfaction of the usage requirements to finance our business. Our joint venture also operates with borrowings under a $200 million credit facility (the "Joint Venture Credit Facility"). We have obtained certain financial covenant waivers from our senior credit facility lenders through March 31, 2022 and we have obtained certain modifications to financial covenant measures through December 31, 2023, both as described below under “Part II. – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management’s Actions in Response to the Effects of COVID-19 on Our Operations – Financial Measures and Liquidity.” The covenant waivers will make the full capacity under the $400 Million Revolver (as defined below) available to us during those time periods to provide adequate liquidity should we experience a continued disruption in lodging demand.

While the ratio will vary from time to time, we have historically intended to limit our ratio of net debt to Adjusted EBITDAre, which may be adjusted for non-cash and non-recurring items, to no more than 6.5x. For purposes of calculating this ratio, we exclude preferred stock from indebtedness.

As a result of the negative financial effects of the COVID-19 pandemic on our business as described below under “Part II. – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of COVID-19 Pandemic on Our Business,” we experienced a material decline in our Adjusted EBITDAre during the year ended December 31, 2020. As a result, our net debt to Adjusted EBITDAre as of December 31, 2020 is significantly higher than our target of 6.5x. However, we intend to limit our ratio of net debt to Adjusted EBITDAre, which may be adjusted for non-cash and non-recurring items, to more normal levels once we have recovered from the negative effects of the COVID-19 pandemic and we are able to return to pre-pandemic operating and financial performance.

In July 2019, the Company entered into a joint venture with GIC, Singapore’s sovereign wealth fund, to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the joint venture and intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The joint venture intends to finance assets with an anticipated 50% overall leverage target. The Company earns fees for providing services to the joint venture and will have the potential to earn incentive fees based on the joint venture achieving certain return thresholds. As of December 31, 2020, the joint venture owns the five hotel properties acquired in 2019.

Historically, we financed our long-term growth with borrowings under our 2018 Senior Credit Facility, term loans, contributions from joint venture partners, and proceeds from the strategic sale of hotels. Our debt includes, and may include in the future, debt secured by stock pledges, mortgage debt secured by hotels and unsecured debt.  As of December 31, 2020, we had $1.1 billion in outstanding indebtedness, including $142.5 million under the Joint Venture Credit Facility.

Subsequent to December 31, 2020, as described under “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” we entered into an underwriting agreement (the “Underwriting Agreement”) on January 7, 2021 with the several underwriters named on Schedule I therein (the “Underwriters”), for whom BofA Securities, Inc. and Deutsche Bank Securities Inc. acted as representatives, pursuant to which we agreed to offer and sell $287.5 million aggregate principal amount of the Company’s 1.50% convertible senior notes due 2026 (such notes, the “Convertible Notes,” and such offering, the “Convertible Notes Offering”). In the Underwriting Agreement, we made certain customary representations, warranties and covenants and agreed to indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended. The closing of the Convertible Notes Offering occurred on January 12, 2021.

The net proceeds from the Convertible Notes Offering, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company (including net proceeds from the full exercise by the underwriters of their over-allotment option to purchase additional Convertible Notes), were approximately $279.8 million before consideration of the $21.1 million privately negotiated capped call transactions (the "Capped Call Transactions").

When purchasing hotel properties, subject to restrictions contained in the 2018 Senior Credit Facility, the Operating Partnership may issue Common Units or Preferred Units as full or partial consideration to sellers who may be interested in taking advantage of the opportunity to defer taxable gains on the sale of a property or participate in the potential appreciation in the value of our common stock.

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

Some of our properties may have contained historical uses which involved the use or storage of hazardous chemicals and petroleum products (for example, storage tanks, gas stations and dry-cleaning operations) which if released, could have affected our properties. In addition, some of our properties may be near or adjacent to other properties that have contained or currently contain storage tanks containing petroleum products or conducted or currently conduct operations which use other hazardous or toxic substances. Releases from these adjacent or surrounding properties could affect our properties and we may be liable for any associated cleanup.

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

In addition, our hotels (including our real property, operations and equipment) are subject to various federal, state and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to, the potential transmission of infectious diseases such as COVID-19, the existence of mold and other airborne contaminants above regulatory thresholds, the registration, maintenance and operation of our boilers and storage tanks, the supply of potable water to our guests, air emissions from emergency generators, storm water and wastewater discharges, protection of natural resources, asbestos, lead-based paint, and waste management. Some of our hotels also routinely handle and use hazardous or regulated substances and wastes as part of their operations (for example, swimming pool chemicals or biological waste). Our hotels incur costs, and in certain situations, may be required to limit operations, to comply with these environmental, health and safety laws and regulations and if these regulatory requirements are not met or unforeseen events result in the discharge of dangerous or toxic substances at our hotels, we could be subject to fines and penalties for non-compliance with applicable laws and material liability from third parties for harm to the environment, damage to real property or personal injury or death. We are aware of no past or present environmental liability for non-compliance with environmental, health and safety laws and regulations that we believe would have a material adverse effect on our business, financial position or results of operations.

Environmental, Social and Governance (ESG) Matters

Our ongoing commitment to our environment, our communities and our stakeholders is an important part of our core responsibility to be more sustainable, inclusive and equitable. Since establishing our Corporate Responsibility program in 2017, we have built upon our sustainability objectives, from tracking metrics related to our consumption, waste, recycling and greenhouse gas emissions, to setting measurable, science-based reduction targets for energy, water and carbon, and to committing to improve the efficiency of our buildings and promote sustainable operations through our energy management program. Additionally, we have expanded charitable engagement with our community through the Summit Foundation, our 501(c)(3) nonprofit organization, and have broadened our social programs to enhance connectivity among our employees, partners and stakeholders to ensure that we champion an environment of diversity and inclusivity.

For more information on these and our other sustainability practices, including environmental and social metrics and results, please see our current sustainability report available on our website at https://www.shpreit.com/responsibility.

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

As a REIT, we generally will not be subject to federal income tax on our REIT taxable income that we distribute as dividends to our stockholders.  Under the IRC, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their taxable income, subject to certain adjustments and excluding any net capital gains.  If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we will be unable to re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT, unless we satisfy certain relief provisions.  Even if we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income.  Additionally, any income earned by our TRSs will be fully subject to federal, state and local corporate income tax.

Human Capital Resources

As of February 15, 2021, we had 46 corporate employees. None of our corporate employees are represented by a labor union or covered by a collective bargaining agreement. All persons employed in the day-to-day operations of the hotels are employees of our third-party independent management companies engaged by our TRS lessee or its subsidiaries to operate such hotels.

In March 2020, we temporarily closed our corporate office due to the COVID-19 pandemic, and our employees began to work remotely. We provided various office supplies and resources to our employees as needed to allow them to perform their work remotely. Local regulations allowed our corporate office to re-open in May 2020, but we have allowed employees to continue to work remotely if desired. We have implemented COVID-19 protection protocols in order to minimize the spread of COVID-19 in our corporate office. All of our employees have received training on these protocols, and are required to sign an acknowledgement of such protocols prior to returning to the corporate office.

Our employees are vital to the success of our Company. We are committed to cultivating a culture of connectedness based on our primary values of passion, integrity, and excellence and strive to create an inspiring and inclusive work environment where our employees feel motivated and empowered to produce exceptional results for the Company. We strive to always be guided by our fundamental values and ethical standards to provide our team members with a fair and equitable work environment. We annually distribute and require acknowledgement of an employee handbook to all employees that provides direction on relevant policies related to conducting our business in accordance with our core values.

Our human capital resource objectives include, as applicable, identifying, recruiting, retaining and incentivizing our employees. To attract and retain top talent, we have designed our compensation and benefits programs to provide a balanced and effective reward structure, including:

•Subsidized medical, dental and vision insurance;
•Life and disability insurance;
•Stock grant program;
•401(k) savings and retirement plan with Company Safe Harbor contribution;
•Paid family leave; and
•Employee education programs

We believe that our compensation and employee benefits are competitive and allow us to attract and retain skilled employees throughout our Company. We frequently benchmark our compensation and benefits package against those in both our industry and in similar disciplines.

We have established social programs with the goal of promoting a culture of unity and collaboration among our various departments through career and personal development opportunities designed to inspire all of those involved. Our career and personal development focus on four main principles: (1) communication and teamwork; (2) networking and mentorship; (3) leadership development; and (4) work-life balance. In addition, we have a formal annual goal setting and performance review process for our employees.

We believe that equal employment opportunity is a fundamental principle and do not tolerate discrimination against any person on the basis of race, color, religious creed, sex, age, gender, gender identity, national origin, ancestry, present or past history of mental disability, learning disability, physical disability, marital status, pregnancy, genetic information, sexual orientation or any other protected characteristic as established by law, in recruiting, hiring, compensation, benefits, termination or any other terms or conditions of employment. Our employees have multiple avenues available through which concerns or inappropriate behavior can be reported, including a confidential hotline. All concerns or reports of inappropriate behavior are promptly investigated with appropriate action taken to address such concerns or behavior.

We are committed to maintaining a work culture that treats all employees fairly and with respect, promotes inclusivity and provides equal opportunities for advancement based on merit. At December 31, 2020, females constituted approximately 40% of our workforce, and ethnic and racial minorities constituted approximately 13% of our workforce. We intend to continue using a combination of targeted recruiting, talent development and internal promotion strategies to expand the diversity of our employee base across all roles and functions.

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

Item 1A.    Risk Factors.

Summary of Risk Factors

Risks Related to Our Business

•Risks related to achieving revenue and net income growth
•Risks related to acquisitions
•Risks of taxable gains as a result of hotel dispositions
•Risks related to our third-party property management companies
•Risks related to hotel management and franchise agreements
•Risks related to outstanding indebtedness including our ability to hedge our interest rate exposure
•Risks related to retaining key personnel
•Risks related to cyber security
•Risks related to the management of our joint venture
•Risks related to organized labor

Risks Related to the Lodging Industry

•Risks related to the outbreak of the Coronavirus or an outbreak of other highly infectious or contagious diseases
•Risks related to adverse changes in economic conditions
•Risks related to competition from other hotels and alternative accommodations
•Risks inherent to the ownership of hotels and the markets in which we operate
•Risks related to hotel development and other capital expenditures
•Risks related to uninsured and underinsured losses
•Risks related to changes in consumer trends and preferences

Risks Related to the Real Estate Industry and Real Estate-Related Investments

•Risks related to the illiquidity of real estate investments
•Risks related to compliance with the laws, regulations and covenants that apply to our hotels
•Risks related to right-of-use assets on which certain of our hotels are located
•Risks related to adverse changes in income and property tax rates or amendments to tax regimes that increase our state and local tax liabilities

Risks Related to Our Organization and Structure

•Risks related to our fiduciary duties as the general partner of our Operating Partnership
•Risks related to the provisions of our charter
•Risks related to the provisions of Maryland law
•Risks related to the limited rights of our stockholders
•Risks related to actions taken by our board of directors
•Risks related to being a holding company with no direct operations
•Risks related to maintaining an effective system of internal controls

Risks Related to Ownership of Our Securities

•Risks related to the continued listing of our securities on a nationally-recognized exchange
•Risks related to expected distributions
•Risks related to stock price volatility
•Risks related to the issuance of debt or equity securities

Risks Related to Our Status as a REIT

•Risks related to compliance with REIT regulations
•Risks related to our TRS structure, including increased tax liabilities and operating costs
•Risks that transactions with our TRSs are not conducted on arm’s-length terms
•Risks that hotel management companies may not qualify as “eligible independent contractors,” or our hotels may not be considered “qualified lodging facilities”
•Risks that the 100% prohibited transactions tax may limit our ability to dispose of our properties
•Risks related to adverse legislative or regulatory tax changes
•Risks related to our REIT distribution requirements
•Risks that our Operating Partnership could be treated as a publicly traded partnership taxable as a corporation for federal income tax purposes
•Risks that stockholders may be restricted from acquiring or transferring certain amounts of our stock
•Risks that the IRS could determine that certain payments we have received in the nature of liquidated damages may not be ignored for purposes of the gross income tests applicable to REITs

The following risk factors address the material risks concerning our business. If any of the risks discussed in this report were to occur, our business, prospects, financial condition, results of operation and our ability to service our debt and make distributions to our stockholders could be materially and adversely affected and the market price per share of our stock could decline significantly. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Cautionary Statement About Forward-Looking Statements.” The discussion of the potential effect of the following risk factors on our financial results relates to our consolidated financial position, consolidated results of operations and cash flows.

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

The COVID-19 pandemic has materially adversely affected and may continue to materially adversely affect our financial position and results of operations. We are unable to predict when restrictive regulatory measures may be reduced or eliminated, if or when our guests will return to their pre-pandemic travel patterns, or how quickly our operations will return to levels consistent with recent fiscal years after the restrictive measures are reduced or eliminated. See additional risk factor discussion below related to the COVID-19 pandemic.

Our expenses may not decrease if our revenue decreases.

Many of the expenses associated with owning and operating hotels, such as debt service payments, property taxes, insurance, utilities, and certain employee compensation costs are relatively fixed. They do not necessarily decrease directly with a reduction in revenue at the hotels and may be subject to increases that are not related to the performance of our hotels or the increase in the rate of inflation. Also, as of December 31, 2020, four of our hotels are subject to third-party ground leases which generally require periodic increases in rent payments. Our ability to pay these rents could be adversely affected if our hotel revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases.

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

Our growth strategy includes the disciplined acquisition of hotels as opportunities arise, which may be subject to restrictions related to our debt covenants. Our ability to acquire hotels on satisfactory terms or at all is subject to the following significant risks:

•we may be unable to acquire, or may be forced to acquire at significantly higher prices, desired hotels because of competition from other real estate investors, including other real estate operating companies, REITs and investment funds;
•we may be unable to obtain the necessary debt or equity financing to consummate an acquisition or, if obtainable, financing may not be on satisfactory terms; and
•agreements for the acquisition of hotels are typically subject to customary conditions to closing, including satisfactory completion of due diligence investigations and the receipt of franchisor and lender consents, and we may spend significant time and incur significant transaction costs on potential acquisitions that we do not consummate.

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

Our ability to successfully integrate newly acquired hotels or achieve expected operating performance is subject to the following risks:

•we may not possess the same level of familiarity with the dynamics and market conditions of any new markets that we may enter, which could result in us paying too much for hotels in new markets or not have the hotels achieve their maximum potential;
•market conditions may result in lower than expected occupancy and guestroom rates;
•we may acquire hotels without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as cleanup of environmental contamination, claims by tenants, vendors or other persons against the former owners of the hotels and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the hotels;
•we may need to spend more than anticipated amounts to make necessary improvements or renovations to our newly acquired hotels;
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of hotels, into our existing operations; and
•the negative effect of the COVID-19 pandemic on our financial performance and the uncertainty related to the recovery of our business more in-line with our long-term performance.

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

As of December 31, 2020, Aimbridge Hospitality (“Aimbridge”) or its affiliates managed 33 of our 72 hotels.  Thus, a substantial portion of our revenues is generated by hotels managed by Aimbridge, which acquired one of our other property managers, Interstate Hotels and Resorts, Inc., in 2019.  This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more evenly diversified among several hotel management companies. Any adverse developments in Aimbridge's business, financial strength or ability to operate our hotels efficiently and effectively could have a material adverse effect on our results of operations. We cannot provide assurance that Aimbridge will satisfy its obligations to us or effectively and efficiently operate our hotel properties. The failure or inability of Aimbridge to satisfy its obligations to us or effectively and efficiently operate our hotel properties could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

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

Our hotels operate under franchise agreements, and the maintenance of franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. We expect that franchisors will periodically inspect our hotels to ensure that we, our TRS lessees and our hotel management companies maintain our franchisors’ standards. Failure by us, our TRS lessees or our hotel management companies to maintain these standards or other terms and conditions could result in a franchise license being terminated. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we could also be liable to the franchisor for a termination payment, which varies by franchisor and by hotel. As a condition of our continued holding of a franchise license, a franchisor could also require us to make capital improvements to our hotels, even if we do not believe the improvements are necessary or desirable or would result in an acceptable return on our investment.

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

We expect to continue to rely on external sources of capital, including debt and equity financing, and contributions from joint venture partners related to joint venture activities, to fund future capital needs. Part of our strategy involves the use of additional debt financing to supplement our equity capital which may include our revolving credit and term loan facilities, mortgage financing and other unsecured financing. Our ability to effectively implement and accomplish our business strategy will be affected by our ability to obtain and use additional leverage in sufficient amounts and on favorable terms. However, the capital environment is often characterized by extended periods of limited availability of both debt and equity financing, increasing financing costs, stringent credit terms and significant volatility. We may not be able to secure first mortgage financing or increase the availability under, extend the maturity of or refinance our revolving credit and term loan facilities.  If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business, or to meet our obligations and commitments as they mature. Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions and the market price of the shares of our common stock. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable to access the capital markets on a timely basis or on favorable terms.

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

A substantial level of indebtedness could have adverse consequences for our business, results of operations and financial position because it could, among other things:

•require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, capital expenditures and other general corporate purposes, including to pay dividends on our common stock and our preferred stock as currently contemplated or necessary to satisfy the requirements for qualification as a REIT;
•increase our vulnerability to general adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•limit our ability to borrow additional funds or refinance indebtedness on favorable terms or at all to expand our business or ease liquidity constraints; and
•place us at a competitive disadvantage relative to competitors that have less indebtedness.

Generally, our mortgage debt carries maturity dates or call dates such that the loans become due prior to their full amortization.  It may be difficult to refinance or extend the maturity of such loans on terms acceptable to us, or at all, and we may not have sufficient borrowing capacity on our 2018 Senior Credit Facility to repay any amounts that we are unable to refinance.  Although we believe that we will be able to refinance or extend the maturity of these loans, or will have the capacity to repay them, if necessary, using draws under our 2018 Senior Credit Facility, there can be no assurance that our 2018 Senior Credit Facility will be available to repay such maturing debt, as draws under our 2018 Senior Credit Facility are subject to limitations based upon our unencumbered assets and certain financial covenants.

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
•make certain investments in hotel or other assets;
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

Secured debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in any hotel subject to mortgage debt or equity pledges.

All of our long-term debt existing as of December 31, 2020 is secured by mortgages on our hotel properties and related assets or pledges of the equity in our hotel-ownership and TRS lessee subsidiaries or both. Incurring mortgages, equity pledges and other secured debt obligations increases our risk of property losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the hotels securing such loans or of the entities whose equity is pledged to secure such loans, which would include a loss of all of such entity's assets. For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the IRC. We may assume or incur new mortgage or other secured indebtedness on the hotels and entities in our portfolio or hotels and entities that we acquire in the future. Any default under any one of our secured debt obligations may increase the risk of our default on our other indebtedness.

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

In addition, certain of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. As a result of this activity, LIBOR is likely to be replaced with a new benchmark or perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

See “Part II — Item 7A. — Quantitative and Qualitative Disclosures about Market Risk.”

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

We hedge our interest rate exposure to manage our exposure to interest rate volatility, however, such arrangements may adversely affect us.

We have entered into four interest rate swaps having an aggregate notional amount of $400.0 million at December 31, 2020, to hedge against interest rate increases on certain of our outstanding variable-rate indebtedness. In the future, we may manage our exposure to interest rate volatility by using hedging arrangements, such as interest rate swaps, caps, and collars. Hedging arrangements involve the risk that the arrangement may fail to protect or adversely affect us because, among other things:

•interest rate hedging can be expensive, particularly during periods of volatile interest rates;
•available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;
•the duration of the hedge may not match the duration of the related liability;
•the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to collect, sell, or assign our side of the hedging transaction; and
•the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

As a result of any of the foregoing, our hedging transactions, which are intended to limit losses and exposure to interest rate volatility, could adversely affect our financial position, results of operations, and cash flows or the market price of our stock. At December 31, 2020, our interest rate swaps were in a liability position totaling $30.9 million (see "Part II – Item 8. – Financial Statements and Supplementary Data – Note 8 – Derivative Financial Instruments and Hedging").

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

Effective January 15, 2021, our Board of Directors appointed our Chief Financial Officer, Jon Stanner, as President and Chief Executive Officer of the Company. Our current Chairman and former President and Chief Executive Officer, Daniel P. Hansen, transitioned to the role of Executive Chairman of the Board effective January 15, 2021. We are currently engaged in a search for a qualified individual to fill the role of Chief Financial Officer for the Company. Any delay or significant disruption in the transition of these roles could have an adverse effect on our operations or financial performance.

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or services provided to guests at our hotels, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

We and our third-party managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic customer information. These systems require the collection and retention of large volumes of hotel guests’ personally identifiable information, including credit card numbers. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as personally identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Cyber criminals may be able to penetrate our network security, or the network security of our third-party managers and franchisors, and misappropriate or compromise our confidential information or that of our hotel guests, create system disruptions or cause the shutdown of our hotels. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our computer systems, or the computer systems operated by our third-party managers and franchisors, or otherwise exploit any security vulnerabilities of our respective networks. In addition, sophisticated hardware and operating system software and applications that we and our third-party managers or franchisors may procure from outside companies may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with our internal operations or the operations at our hotels. The costs to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential business at our hotels. Many of the information systems and networks used to operate our hotel properties are managed by our third-party property managers or franchisors and are not under our control. Any compromise of the function, security and availability of the information networks managed by our third-party property managers or franchisors could result in disruptions to operations, delayed sales or bookings, lost guest reservations, increased costs and lower margins. Any of these events could adversely affect our financial results, stock price and reputation, result in misstated financial reports and subject us to potential litigation and liability.

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

In July 2019, the Company entered into a joint venture with GIC, Singapore’s sovereign wealth fund, to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the joint venture and intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. Certain transactions, including, but not limited to, asset acquisitions, hotel dispositions, and venture financing, require the approval of all parties. The Company earns fees for providing services to the joint venture and will have the potential to earn incentive fees based on the joint venture achieving certain return thresholds. As of December 31, 2020, the joint venture owns the five hotel properties acquired in 2019.

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

We believe that unions are generally becoming more aggressive about organizing workers at hotels in certain locations and in certain cases are demanding changes to work rules or conditions that are potentially more costly to owners.  If the workers employed by the third-party hotel management companies that manage our hotels unionize in the future, potential labor activities at any affected hotel could significantly increase the administrative, labor and legal expenses of the third-party hotel management company that we have engaged to manage that hotel, which likely would adversely affect the operating results of the hotel properties. If hotels in our portfolio are unionized, this could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Risks Related to the Lodging Industry

The outbreak of any highly infectious or contagious diseases, could adversely affect the number of guests visiting our hotel properties and disrupt our operations, resulting in a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business is sensitive to the willingness and ability of our customers to travel. The outbreak of any highly infectious or contagious diseases, such as COVID-19, may result in decreases in travel to and from, and economic activity in, areas in which we operate, and may adversely affect the number of guests that visit our hotel properties. The spread of highly infectious or contagious diseases could cause severe disruptions in air and other forms of travel that reduce the number of guests visiting our hotel properties. This could disrupt our operations and we could experience a material adverse effect on our business, financial condition, results of operations and cash flows. The COVID-19 pandemic has had a material adverse effect on our operations and financial performance. Management cannot predict the extent to which disruptions in travel as a result of infectious disease outbreaks, such as COVID-19, will continue to have a material adverse effect on our business, financial condition, results of operations and cash flows.

The novel coronavirus (COVID-19) pandemic has disrupted and may further disrupt our business, which could further materially adversely affect our operations, financial position and results of operations.

The COVID-19 pandemic has materially adversely affected and may continue to materially adversely affect our financial position and results of operations. The extent to which the COVID-19 pandemic will affect our business, liquidity, financial condition, and results of operations, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; the negative effect on the domestic and global economies; the short and long-term effects on the demand for guestrooms and levels of consumer confidence; the short and long-term effects on business travel or group demand for guestrooms; our ability to successfully mitigate the effects caused by the pandemic; government action, including restrictions on travel; increased unemployment; and reductions in business and consumer discretionary spending. Even if COVID-19 does not continue to spread significantly, the perceived risk of infection or health risk may adversely affect consumer confidence, which will adversely affect our business, liquidity, financial condition and results of operations. We have been and could continue to be adversely affected by government restrictions on public gatherings, shelter-in-place orders and government-mandated or voluntary temporary suspension of operations of certain of our properties. We are unable to predict when restrictive measures may be reduced or eliminated or how quickly our operations will return to levels consistent with recent fiscal years after the restrictive measures are reduced or eliminated.

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

Hotels have different economic characteristics than many other real estate assets. A typical office property owner, for example, has long-term leases with third-party tenants, which provide a relatively stable long-term stream of revenue. By contrast, our hotels are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•relatively short-duration occupancies;
•dependence on business and commercial travelers and tourism;
•over-building of hotels in our markets, which could adversely affect occupancy and revenue at the hotels we acquire;
•increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;
•increases in operating costs, including increased real estate and personal property taxes, due to inflation and other factors that may not be offset by increased guestroom rates;
•potential increases in labor costs at our hotels, including as a result of unionization of the labor force, and increasing health care insurance expense;
•changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•adverse effects of international, national, regional and local economic and market conditions; and
•unforeseen events beyond our control, such as instability in the national, European or global economy, terrorist attacks, travel-related health concerns including pandemics and epidemics, travel-related environmental concerns including water contamination and air pollution, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities and travel-related accidents and unusual weather patterns, including natural disasters such as hurricanes.

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

Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. Our franchisors also require periodic capital improvements as a condition of keeping the franchise licenses. In addition, lenders and hotel management companies may require that we set aside annual amounts for capital improvements to our assets. These capital improvements and replacements may give rise to the following risks:

•possible environmental problems;
•construction cost overruns and delays;
•a possible shortage of available cash to fund capital improvements and replacements and, the related possibility that financing for these capital improvements may not be available to us on affordable terms; and
•uncertainties as to market demand or a loss of market demand after capital improvements and replacements have begun.

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Hotel development is subject to timing, budgeting and other risks.

We have in the past and may in the future develop hotels or acquire hotels that are under development as suitable opportunities arise, taking into consideration general economic conditions. Hotel development involves a number of risks, including the following:

•possible environmental problems;
•construction cost overruns and delays;
•receipt of and expense related to zoning, occupancy and other required governmental permits and authorizations;
•development costs incurred for projects that are not pursued to completion;
•acts of God such as earthquakes, hurricanes, floods or fires that could adversely affect a project;
•inability to raise capital; and
•governmental restrictions on the nature or size of a project.

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

Our ability to promptly sell one or more hotels in our portfolio in response to changing economic, financial and investment conditions may be limited. We cannot predict whether we will be able to sell any hotels for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset. The real estate market is affected by many factors that are beyond our control, including:

•adverse changes in international, national, regional and local economic and market conditions;
•changes in interest rates and in the availability, cost and terms of debt financing;
•changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•the ongoing need for capital improvements, particularly in older structures, that may require us to expend funds to correct defects or to make improvements before an asset can be sold;
•changes in operating expenses; and
•civil unrest, acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism, environmental uncertainties, or outbreaks of highly infectious diseases or pandemics, such as COVID-19.

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

Our hotels are subject to various covenants and local laws and regulatory requirements, including permitting and licensing requirements which can restrict the use of our properties and increase the cost of acquisition, development and operation of our hotels. Our hotels are also subject to regulations intended to address the risk of highly infectious diseases, such as COVID-19, which can restrict certain hotel activities and result in increased costs. In addition, federal and state laws and regulations, including laws such as the ADA, impose further restrictions on our operations. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance. As such, some of our hotels currently may be in noncompliance with the ADA. If one or more of the hotels in our portfolio is not in compliance with the ADA or any other regulatory requirements, we may be required to incur additional costs to bring the hotel into compliance and we might incur damages or governmental fines. In addition, existing requirements may change and future requirements may require us to make significant unanticipated expenditures.

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

Under Maryland law, generally, a director will not be liable if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

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

Our common stock trades on the NYSE under the symbol “INN,” our 6.45% Series D Cumulative Redeemable Preferred Stock trades on the NYSE under the symbol “INN-PD,” and our 6.25% Series E Cumulative Redeemable Preferred Stock trades on the NYSE under the symbol "INN-PE." In order for our securities to remain listed, we are required to meet the continued listing requirements of the NYSE or, in the alternative, any other nationally-recognized exchange to which we apply. We may be unable to satisfy those listing requirements, and there is no guarantee our securities will remain listed on a nationally-recognized exchange. If our securities are delisted from the NYSE or another nationally-recognized exchange, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our securities;
•a limited ability of our stockholders to make transactions in our securities;
•additional trading restrictions being placed on us;
•reduced liquidity with respect to our securities;
•a determination that our common stock is “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for the common stock;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

The cash available for distribution may not be sufficient to make distributions at expected levels and we may use borrowed funds or funds from other sources to make distributions.

Distributions declared by us will be authorized by our board of directors in its sole discretion out of funds legally available for distribution and will depend upon a number of factors, including limitations imposed by our credit facilities, restrictions under applicable law and the capital requirements of our company. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, the requirements for qualification as a REIT, restrictions under applicable law and other factors as our board of directors may deem relevant from time to time. We may be required to fund distributions from working capital, borrowings under our 2018 Senior Credit Facility, proceeds of future stock offerings or a sale of assets to the extent distributions exceed earnings or cash flows from operations. Funding distributions from working capital would restrict our operations. If we borrow from our 2018 Senior Credit Facility to pay distributions, we would be more limited in our ability to execute our strategy of using our 2018 Senior Credit Facility to fund acquisitions or capital expenditures. Finally, selling assets may require us to dispose of assets at a time or in a manner that is not consistent with our disposition strategy. If we borrow to fund distributions, our leverage ratios and future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. We may not be able to make distributions in the future. In addition, some of our distributions may be considered a return of capital for income tax purposes. If we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.

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

Other factors that could affect the market price of our stock include the following:

•actual or anticipated variations in our quarterly results of operations;
•increases in interest rates;
•changes in market valuations of companies in the lodging industry;
•changes in expectations of future financial performance or changes in estimates of securities analysts;
•fluctuations in stock market prices and volumes;
•our issuances of common stock, preferred stock, or other securities in the future;
•the inclusion of our common stock and preferred stock in equity indices, which could induce additional purchases;
•the exclusion of our common stock and preferred stock from equity indices;
•the addition or departure of key personnel;
•announcements by us or our competitors of acquisitions, investments or strategic alliances;
•unforeseen events beyond our control, such as instability in the national, European or global economy, terrorist attacks, travel-related health concerns including pandemics and epidemics, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities and travel-related accidents and unusual weather patterns, including natural disasters; and
•changes in the tax laws or regulations to which we are subject.

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

The trading market for our stock may rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our stock or our industry, or the stock of any of our competitors, the price of our stock could decline. If one or more of these analysts ceases coverage of our company, we could lose attention in the market, which in turn could cause the price of our stock to decline.

The number of shares of our common stock and preferred stock available for future sale could adversely affect the market price per share of our common stock and preferred stock, respectively, and future sales by us of shares of our common stock, preferred stock, or issuances by our Operating Partnership of Common Units may be dilutive to existing stockholders.

Sales of substantial amounts of shares of our common stock or preferred stock in the public market, or upon exchange of Common Units or exercise of any equity awards, or the perception that such sales might occur, could adversely affect the market price of our common stock and preferred stock. As of February 15, 2021, a total of 161,742 Common Units are redeemable and could be converted into shares of our common stock and sold into the public market. The exchange of Common Units for common stock, the vesting of any equity-based awards granted to certain directors, executive officers and other employees under the 2011 Equity Incentive Plan which was amended and restated effective June 15, 2015 (as amended and restated, the “Equity Plan”), the issuance of our common stock or Common Units in connection with hotel, portfolio or business acquisitions and other issuances of our common stock or Common Units could have an adverse effect on the market price of the shares of our common stock.

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

Failure to qualify as a REIT could result from a number of situations, including, without limitation:

•if the leases of our hotels to our TRS lessees are not respected as true leases for federal income tax purposes;
•if our Operating Partnership is treated as a publicly traded partnership taxable as a corporation for federal income tax purposes;
•if our existing or future hotel management companies do not qualify as “eligible independent contractors” or if our hotels are not “qualified lodging facilities,” as required by federal income tax law; or
•if we fail to meet any of the required REIT qualifications.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates (at a rate of 21%);
•we could be subject to increased state and local taxes; and
•unless we are entitled to relief under certain federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

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

To satisfy the requirements for qualification as a REIT and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, limits on our ability or the ability of certain of our subsidiaries to deduct interest expense from borrowings under Section 163(j) of the IRC, the effect of non-deductible capital expenditures, the creation of reserves, required debt service or amortization payments. Our REIT distribution requirements could adversely affect our liquidity and may force us to borrow funds or sell assets during unfavorable market conditions or pay taxable stock dividends. The insufficiency of our cash flows to cover our distribution requirements could have an adverse effect on our ability to raise short- and long-term debt or sell equity securities to fund distributions required to maintain our qualification as a REIT.

The formation of our TRSs increases our overall tax liability.

Our TRSs are subject to federal, state and local income tax on their taxable income, which typically consists of the revenue from the hotels leased by our TRS lessees, net of the operating expenses for such hotels and rent payments to us. In certain circumstances, the ability of our TRSs to deduct interest expense or utilize net operating loss carryforwards for federal income tax purposes may be limited. Accordingly, although our ownership of our TRSs allows us to participate in the operating income from our hotels in addition to receiving rent, that operating income will be fully subject to income tax. The after-tax net income of our TRSs is available for distribution to us.

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

Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the IRC limits the deductibility of interest paid or accrued by a TRS to its parent REIT to provide assurance that the TRS is subject to an appropriate level of corporate taxation. The IRC also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Economic challenges caused by the COVID-19 pandemic have resulted in the temporary suspension of operations of certain hotels and significantly reduced operations at the hotels that have remained open for business. Most of our TRS lessees have been granted rent abatements for rent deficiencies in December of 2020. Subsequent to December 31, 2020, prospective lease modifications are expected to be entered into with most of our TRS leases to reflect the current market conditions and better enable the TRS lessees to manage their operations and cash flows at reduced levels. See further discussion below under “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management’s Actions in Response to the Effects of COVID-19 on Our Operations – Modification of TRS Leases.” We monitor the value of our investment in our TRSs for the purpose of ensuring compliance with TRS ownership limitations and structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% TRS limitations or to avoid application of the 100% excise tax.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.        Properties.

Our Portfolio

A list of our hotel properties as of December 31, 2020 is included in the table below.  According to current chain scales as defined by STR, as of December 31, 2020, two of our hotel properties with a total of 280 guestrooms are categorized as Upper-upscale hotels, 60 of our hotel properties with a total of 9,537 guestrooms are categorized as Upscale hotels and 10 of our hotel properties with a total of 1,471 guestrooms are categorized as Upper-midscale hotels.  Hotel information for the year ended December 31, 2020 is as follows:

Franchise/Brand	Location	STR Chain Scale	Number of Guestrooms
Marriott
AC Hotel by Marriott(1)	Atlanta, GA	Upscale	255
Courtyard by Marriott(1)	Indianapolis, IN	Upscale	297
Courtyard by Marriott(1)	Fort Lauderdale, FL	Upscale	261
Courtyard by Marriott(1)	Nashville, TN	Upscale	226
Courtyard by Marriott(1)	New Haven, CT	Upscale	207
Courtyard by Marriott(1)	Fort Worth, TX	Upscale	203
Courtyard by Marriott(1)	New Orleans (Convention), LA	Upscale	202
Courtyard by Marriott(1)	Pittsburgh, PA	Upscale	183
Courtyard by Marriott(1)	Charlotte, NC	Upscale	181
Courtyard by Marriott(1)	Atlanta (Decatur), GA	Upscale	179
Courtyard by Marriott(1)	Phoenix (Scottsdale), AZ	Upscale	153
Courtyard by Marriott(1)	New Orleans (Metairie), LA	Upscale	153
Courtyard by Marriott(1)	Atlanta (Downtown), GA	Upscale	150
Courtyard by Marriott(1)	New Orleans (French Quarter), LA	Upscale	140
Courtyard by Marriott(1)	Kansas City, MO	Upscale	123
Courtyard by Marriott(1)	Dallas (Arlington), TX	Upscale	103
Fairfield Inn & Suites by Marriott(2)	Louisville, KY	Upper-midscale	140
Four Points by Sheraton(2)	San Francisco, CA	Upscale	101
Marriott(1)	Boulder, CO	Upper-upscale	165
Residence Inn by Marriott(4)	Portland (Downtown), OR	Upscale	258
Residence Inn by Marriott(1)	Baltimore (Downtown), MD	Upscale	189
Residence Inn by Marriott(1)	Cleveland, OH	Upscale	175
Residence Inn by Marriott(1)	Atlanta, GA	Upscale	160
Residence Inn by Marriott(1)	Boston (Watertown), MA	Upscale	150
Residence Inn by Marriott(1)	Baltimore (Hunt Valley), MD	Upscale	141
Residence Inn by Marriott(2)(3)	Portland (Portland Airport at Cascade Station), OR	Upscale	124
Residence Inn by Marriott(4)	Portland (Hillsboro), OR	Upscale	122
Residence Inn by Marriott(1)	New Orleans (Metairie), LA	Upscale	120
Residence Inn by Marriott(1)	Branchburg, NJ	Upscale	101
Residence Inn by Marriott(1)	Dallas (Arlington), TX	Upscale	96
SpringHill Suites by Marriott(1)	New Orleans, LA	Upscale	208
SpringHill Suites by Marriott(2)	Louisville, KY	Upscale	198
SpringHill Suites by Marriott(1)	Indianapolis, IN	Upscale	156
SpringHill Suites by Marriott(1)	Phoenix (Scottsdale), AZ	Upscale	121
SpringHill Suites by Marriott(1)	Nashville, TN	Upscale	78
Total Marriott (35 hotel properties)			5,819

Franchise/Brand	Location	STR Chain Scale	Number of Guestrooms
Hilton
DoubleTree(1)	San Francisco, CA	Upscale	210
Hampton Inn & Suites(2)	Minneapolis, MN	Upper-midscale	211
Hampton Inn & Suites(1)(3)	Austin, TX	Upper-midscale	209
Hampton Inn & Suites(1)	Tampa (Ybor City), FL	Upper-midscale	138
Hampton Inn & Suites(1)	Baltimore, MD	Upper-midscale	116
Hampton Inn & Suites(1)	Ventura (Camarillo), CA	Upper-midscale	116
Hampton Inn & Suites(1)	San Diego (Poway), CA	Upper-midscale	108
Hampton Inn & Suites(4)	Silverthorne, CO	Upper-midscale	88
Hilton Garden Inn(1)	Houston (Energy Corridor), TX	Upscale	190
Hilton Garden Inn(1)(3)	Houston (Galleria), TX	Upscale	182
Hilton Garden Inn(4)	San Francisco, CA	Upscale	169
Hilton Garden Inn(4)	San Jose (Milpitas), CA	Upscale	161
Hilton Garden Inn(1)	Boston (Waltham), MA	Upscale	148
Hilton Garden Inn(1)	Greenville, SC	Upscale	120
Hilton Garden Inn(1)	Minneapolis (Eden Prairie), MN	Upscale	97
Homewood Suites(1)	Aliso Viejo (Laguna Beach), CA	Upscale	129
Homewood Suites(1)	Tucson, AZ	Upscale	122
Total Hilton (17 hotel properties)			2,514
Hyatt
Hyatt House(1)	Orlando, FL	Upscale	168
Hyatt House(1)	Miami, FL	Upscale	163
Hyatt House(2)	Denver (Englewood), CO	Upscale	135
Hyatt Place(1)	Minneapolis, MN	Upscale	213
Hyatt Place(1)	Chicago (Downtown), IL	Upscale	206
Hyatt Place(2)	Phoenix (Mesa), AZ	Upscale	152
Hyatt Place(2)	Chicago (Lombard), IL	Upscale	151
Hyatt Place(2)	Orlando (Convention), FL	Upscale	150
Hyatt Place(2)	Orlando (Universal), FL	Upscale	150
Hyatt Place(1)(3)	Portland (Portland Airport/Cascade Station), OR	Upscale	136
Hyatt Place(2)	Denver (Lone Tree), CO	Upscale	127
Hyatt Place(2)	Phoenix (Scottsdale), AZ	Upscale	126
Hyatt Place(2)	Denver (Englewood), CO	Upscale	126
Hyatt Place(2)	Chicago (Hoffman Estates), IL	Upscale	126
Hyatt Place(2)	Baltimore (Owing Mills), MD	Upscale	123
Hyatt Place(1)	Long Island (Garden City), NY	Upscale	122
Total Hyatt (16 hotel properties)			2,374
IHG
Holiday Inn Express & Suites(1)	San Francisco, CA	Upper-midscale	252
Holiday Inn Express & Suites(1)	Minneapolis (Minnetonka), MN	Upper-midscale	93
Hotel Indigo(1)	Asheville, NC	Upper-upscale	115
Staybridge Suites(1)	Denver (Glendale), CO	Upscale	121
Total IHG (4 hotel properties)			581
Total Portfolio (72 hotel properties)			11,288

(1)    These hotel properties are included in our borrowing base for our senior revolving credit and term loan facilities at December 31, 2020.
(2)    These hotel properties are subject to mortgage debt at December 31, 2020.  For additional information concerning our mortgage debt and lenders, see "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outstanding Indebtedness,” and "Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt.”
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

Our Hotel Operating Agreements

Ground Leases

At December 31, 2020, four of our hotel properties are subject to ground lease agreements that cover all of the land underlying the respective hotel property.

•The Residence Inn by Marriott located in Portland (Portland Airport at Cascade Station), OR is subject to a ground lease with an initial lease termination date of June 30, 2084 with one option to extend for an additional 14 years. Ground rent for the initial lease term was prepaid in full at the time we acquired the leasehold interest. If the option to extend is exercised, monthly ground rent will be charged based on a formula established in the ground lease.
•The Hyatt Place located in Portland (Portland Airport/Cascade Station), OR is subject to a ground lease with a lease termination date of June 30, 2084 with one option to extend for an additional 14 years. Ground rent for the initial lease term was prepaid in full at the time we acquired the leasehold interest. If the option to extend is exercised, monthly ground rent will be charged based on a formula established in the ground lease.
•The Hampton Inn & Suites located in Austin (Downtown/Convention Center), TX is subject to a ground lease with an initial lease termination date of May 31, 2050. Annual ground rent currently is estimated to be $0.2 million for 2021 including performance based incentive rent.  Annual rent is increased every five years with the next adjustment coming in 2025.
•The Hilton Garden Inn located in Houston (Galleria), TX is subject to a ground lease with an initial lease termination date of April 20, 2053 with one option to extend for an additional 10 years. Annual ground rent currently is estimated to be $0.4 million for 2021 including performance based incentive rent.  Annual rent is increased every five years with the next adjustment coming in 2023.

These ground leases generally require us to make rental payments and payments for our share of charges, costs, expenses, assessments and liabilities, including real property taxes and utilities.  Furthermore, these ground leases generally require us to obtain and maintain insurance covering the subject property.

Franchise Agreements

At December 31, 2020, all of our hotel properties operate under franchise agreements, or similar agreements, that allow for access to reservation systems, with Marriott, Hilton, Hyatt, or IHG. We believe that the public’s perception of the quality associated with a branded hotel is an important feature in its attractiveness to guests. Franchisors provide a variety of benefits to franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, loyalty programs, training of personnel and maintenance of operational quality at hotels across the brand system.

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

Hotel Management Agreements

At December 31, 2020, all of our hotel properties are operated pursuant to hotel management agreements with professional third-party hotel management companies as follows:

Management Company	Number of Properties	Number of Guestrooms
Affiliates of Aimbridge Hospitality, including Interstate Management Company, LLC (1)(2)	33	5,133
OTO Development, LLC	15	2,164
Stonebridge Realty Advisors, Inc. and affiliates	9	1,312
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	7	1,176
White Lodging Services Corporation	4	791
American Liberty Hospitality, Inc.	2	372
InterContinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Crestline Hotels & Resorts, LLC	1	88
Total	72	11,288

(1) On October 25, 2019, Aimbridge Hospitality announced that it had completed a merger with Interstate Hotels and Resorts.
(2) On January 5, 2021, we transitioned the property management of one property containing 203 guestrooms from an affiliate of Marriott to Aimbridge Hospitality.

Our typical hotel management agreement requires us to pay a base fee to our hotel manager calculated as a percentage of total hotel revenues.  In addition, our hotel management agreements generally provide that the hotel manager can earn an incentive fee upon achieving EBITDA over certain thresholds.  Our TRS lessees may employ other hotel managers in the future.  We do not, and will not, have any ownership or economic interest in any of the hotel management companies engaged by our TRS lessees.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NYSE on February 9, 2011 under the symbol “INN.”  Prior to that time, there was no public trading market for our common stock. The last reported sale price for our common stock as reported on the NYSE on February 15, 2021 was $9.69 per share.

Stockholder Information

As of February 15, 2021, our common stock was held of record by 289 holders and there were 105,708,787 shares of our common stock outstanding.

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

We are generally restricted from declaring or paying any distributions or setting aside any funds for the payment of distributions on our common stock unless full cumulative distributions on our preferred stock have been declared and either paid or set aside for payment in full for all past distribution periods.

As a result of the negative financial effects of the COVID-19 pandemic on our business, we suspended the declaration and payment of dividends on our common stock and operating partnership units as described below under “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management’s Actions in Response to the Effects of COVID-19 on Our Operations – Financial Measures and Liquidity.” In addition, as a result of the modification of our 2018 Senior Credit Facility, 2017 Term Loan (defined below) and 2018 Term Loan (defined below), we are restricted from declaring and paying dividends on our common stock and operating partnership units, other than distributions required to maintain our REIT status, until such time as the financial and other covenant waivers and adjustments under such facilities are no longer effective.

Item 6.        Selected Financial Data.

The following information should be read in conjunction with “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited Consolidated Financial Statements and related notes thereto, appearing elsewhere in this Form 10-K.

(in thousands, except per share amounts)	2020	2019	2018	2017	2016
Statement of Operations Data
Revenues:
Room	$215,506	$505,342	$523,439	$479,934	$443,270
Food and beverage	6,444	23,785	24,225	21,359	19,777
Other	12,513	20,221	19,606	14,084	10,888
Total revenues	234,463	549,348	567,270	515,377	473,935
Expenses:
Room	53,784	112,244	119,724	108,715	97,358
Food and beverage	5,416	18,552	19,191	16,734	14,841
Other hotel operating expenses	96,506	158,181	159,173	144,526	134,420
Property taxes, insurance and other	44,691	44,220	43,339	37,419	30,250
Management fees	6,276	16,575	18,521	18,210	18,812
Depreciation and amortization	109,619	99,445	101,013	85,927	72,406
Corporate general and administrative	20,985	23,622	21,509	19,597	19,292
Hotel property acquisition costs	—	—	—	354	3,492
Provision for credit losses	4,821	—	—	—	—
Loss on impairment and write-off of assets	1,759	2,521	1,075	—	577
Total expenses	343,857	475,360	483,545	431,482	391,448
(Loss) gain on disposal of assets, net	(16)	45,418	41,474	43,209	49,855
Operating (loss) income	(109,410)	119,406	125,199	127,104	132,342
Other income (expense):
Interest expense	(43,300)	(41,030)	(41,944)	(29,687)	(28,091)
Other income, net	4,841	5,472	6,949	3,778	2,560
Total other expense	(38,459)	(35,558)	(34,995)	(25,909)	(25,531)
(Loss) income from continuing operations before income taxes	(147,869)	83,848	90,204	101,195	106,811
Income tax (expense) benefit	(1,376)	(1,500)	922	(1,674)	1,450
Net (loss) income	(149,245)	82,348	91,126	99,521	108,261
Less: Loss (income) attributable to non-controlling interests:
Operating Partnership	271	(157)	(205)	(307)	(456)
Joint venture	5,635	419	—	—	—
Net (loss) income attributable to Summit Hotel Properties, Inc.	(143,339)	82,610	90,921	99,214	107,805
Preferred dividends	(14,838)	(14,838)	(16,671)	(17,408)	(18,232)
Premium on redemption of preferred stock	—	—	(3,277)	(2,572)	(2,125)
Net (loss) income attributable to common stockholders	$(158,177)	$67,772	$70,973	$79,234	$87,448
(Loss) earnings per share:
Basic and diluted	$(1.52)	$0.65	$0.68	$0.79	$1.00
Weighted average common shares outstanding:
Basic	104,141	103,887	103,623	99,406	86,874
Diluted	104,141	103,939	103,842	99,780	87,343
Dividends per share	$0.18	$0.72	$0.72	$0.67	$0.55
Balance Sheet Data
Total assets	$2,233,019	$2,355,683	$2,222,297	$2,209,874	$1,718,505
Debt	$1,094,745	$1,016,163	$958,712	$868,236	$652,414
Total equity	$1,052,063	$1,243,390	$1,192,144	$1,277,376	$1,013,470

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of lodging demand include changes in gross domestic product, corporate profits, capital investments, employment and more recently, travel-related health and safety restrictions and concerns. Volatility in the economy and risks arising from global and domestic political or economic conditions may cause slowing economic growth, which would have an adverse effect on lodging demand. During the twelve months ended December 31, 2020, the global and U.S. economies, and the travel and lodging industries, experienced a significant downturn as a result of the COVID-19 global pandemic, which is expected to continue until an effective vaccine is broadly distributed, government restrictions are lifted, consumer confidence is restored and a recovery in hospitality and travel-related demand occurs.

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

The restrictions implemented in response to the COVID-19 pandemic have had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline in all forms of travel, both domestic and international, and a significant decline in hotel demand. These conditions have resulted in a substantial decline in our revenues, profitability and cash flows from operations during the twelve months ended December 31, 2020 and are expected to continue to materially adversely affect our operations and financial results until an effective vaccine is broadly distributed, government restrictions are lifted, consumer confidence is restored and a recovery in hospitality and travel-related demand occurs. The COVID-19 pandemic has also led to a disruption and volatility of the capital markets for the hospitality and travel-related industries, which could increase our cost of and limit accessibility to capital.

The COVID-19 pandemic caused the Company to temporarily suspend operations at six hotels containing 934 guestrooms in March 2020. An additional nine hotels, containing 1,278 guestrooms, each of which is adjacent to another of our hotels ("Sister Properties"), continued to accept reservations, but guests were directed to Sister Properties. In May of 2020, five hotels containing 682 guestrooms and four hotel properties adjacent to Sister Properties containing 506 guestrooms were re-opened. During the second half of 2020, three hotel properties adjacent to Sister Properties containing 430 guestrooms were re-opened. As of December 31, 2020, only one hotel with 252 guestrooms still has suspended operations and guests at two other hotels containing 342 guestrooms are being directed to Sister Properties.

The effects of the COVID-19 pandemic on our operations were the primary drivers of a 58.1% decline in RevPAR during the twelve months ended December 31, 2020 in comparison to the twelve months ended December 31, 2019. Furthermore, our income from hotel operations declined from $199.6 million during the twelve months ended December 31, 2019 to $27.8 million for the twelve months ended December 31, 2020. The COVID-19 pandemic is likely to continue to materially adversely affect our operations and financial performance in 2021 and potentially beyond, until an effective vaccine is broadly distributed, government restrictions are lifted, consumer confidence is restored and a recovery in hospitality and travel-related demand occurs. It is currently extremely difficult to predict how long the adverse effects of the COVID-19 pandemic will continue, when an economic recovery will commence and the length of time it will take for us to return to operational and financial performance that is consistent with past performance.

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

Financial Measures and Liquidity

We have taken significant action to enhance our overall liquidity position in response to the COVID-19 pandemic’s effect on our financial position. The following is a summary of certain measures that we have adopted in order to enhance our overall liquidity position:

•We further amended loan agreements of our 2018 Senior Credit Facility, 2017 Term Loan (defined below) and 2018 Term Loan (defined below) to provide for financial covenant waivers through March 31, 2022, to obtain certain modifications to financial covenant measures through December 31, 2023 and to access the full borrowing capacity under our $400 million revolving credit facility (“$400 Million Revolver”) subject to certain conditions. At February 15, 2021, we had $24.6 million of consolidated unrestricted cash on hand and an additional $380.0 million of undrawn availability on our $400 Million Revolver, as amended by the Third Amendment (as defined below). We have no debt maturing before November 2022.
•We completed the offering of $287.5 million of Convertible Notes in January 2021 and used a portion of the proceeds to repay the outstanding borrowings under our $400 Million Revolver and to partially repay outstanding balances under our term loan obligations. These transactions ensured the availability of sufficient capacity under the $400 Million Revolver to provide adequate liquidity should we experience a continued disruption in lodging demand.
•We amended our joint venture credit agreement to provide for a financial covenant waiver through March 31, 2021, to modify certain financial covenant measures through June 30, 2022, and to access additional availability to fund operating expense deficits and various capital expenditures.
•We suspended the declaration and payment of dividends on our common stock and operating partnership units beginning in the first quarter of 2020. This conserves an additional $19.0 million of cash quarterly, or $75.0 million on an annualized basis.
•We postponed all non-essential capital improvement projects planned for 2020 beyond those already substantially complete and expect to continue to postpone most non-essential capital improvement projects for the foreseeable future.
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
•We implemented a voluntary 25% temporary reduction of base salaries and fees, respectively, for executive officers and independent members of the Board of Directors for a portion of 2020.
•We furloughed approximately 25% of the corporate-level staff in April 2020. Certain of the furloughed staff were reinstated during 2020 to meet specific needs of the Company as supported by our operating performance, but the majority of the furloughed positions were permanently eliminated during the third quarter.
•We implemented temporary salary reductions for the majority of our remaining non-executive employees for a portion of 2020.
•We implemented a temporary hiring freeze for any new corporate-level positions.

We are currently in compliance with all of our financial covenants under our various loan and mortgage agreements. We amended our loan agreements as follows:

First, Second and Third Amendment to $600.0 Million Senior Credit Facility

On May 7, 2020, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the credit facility documentation as a subsidiary guarantor entered into the First Amendment to Credit Agreement (the “First Amendment”) of the Operating Partnership’s 2018 Senior Credit Facility with Deutsche Bank AG New York Branch, as administrative agent, and a syndicate of lenders. Such parties further amended the 2018 Senior Credit Facility on January 6, 2021 by entering into the Second Amendment to Credit Agreement (the “Second Amendment”), and again on February 5, 2021 by entering into the Third Amendment to Credit Agreement (the “Third Amendment,” collectively with the First Amendment, the “Credit Facility Amendments”).

The First Amendment provides that certain financial and other covenants under the 2018 Senior Credit Facility were waived or adjusted, for the periods described below, with the further adjustments to such covenants made pursuant to the Third Amendment, as indicated below:

•Waivers of key financial and certain other covenants in the 2018 Senior Credit Facility for the period April 1, 2020 through March 31, 2021, which period was extended through March 31, 2022; and
•Beginning on April 1, 2022, adjustments to certain key financial covenants go into effect through December 31, 2022 including:
◦Reduction of the Minimum Consolidated Fixed Charge Coverage Ratio;
◦Increase of the Maximum Unsecured Leverage Ratio; and
◦Reduction of the Minimum Unsecured Interest Coverage Ratio;
•Increases to the Maximum Leverage Ratio, adjusting down beginning in the second quarter of 2022 and continuing through calendar year 2023.

The interest rate during the periods of the financial and covenant waivers and adjustments was set at Pricing Level VII in the First Amendment, and re-set at Pricing Level VIII in the Third Amendment as defined in the 2018 Senior Credit Facility documents and Third Amendment, respectively.

The Credit Facility Amendments require the borrower and certain subsidiaries to pledge to the secured parties all of the equity interests in the entities that own all properties included in the unencumbered asset pool supporting the facility (“Unencumbered Properties”), as well as the equity interests in the TRS lessees related to such Unencumbered Properties until the borrower meets certain conditions for their release.

The Second Amendment permitted the Company to make the Convertible Notes Offering, as described in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

The First Amendment confirmed that the borrower may advance up to an additional $100 million on the existing revolving facility. Such provision was revised in the Third Amendment to allow the borrower to advance up to an additional $350 million on the existing revolving facility. Furthermore, the Credit Facility Amendments permit the borrower to advance an additional $50 million, in addition to the $100 million and $350 million advances described in the preceding sentences, upon filing mortgages and related security agreements on all Unencumbered Properties, with such security documents to be released upon the borrower meeting certain conditions for their release.

The Third Amendment revises the restrictions that were previously placed on certain investments in assets, equity offerings and securing of permitted indebtedness to permit the borrower and Company to take such actions, provided that (i) portions of the proceeds from such events will be used to pay down the balance of the 2018 Senior Credit Facility, the 2018 Term Loan (defined below) and 2017 Term Loan (defined below) in accordance with the terms of the Third Amendment, and (ii) the borrower and Company comply with the other conditions to taking such actions, including maintaining a minimum of $150 million in liquidity.

Certain other typical limitations and conditions for credit facilities of this nature were included among the provisions in the First Amendment including, among other provisions, limitations on the use of revolving facility advances, certain restrictions on payments of dividends and establishment of a minimum liquidity requirement.

Third, Fourth, Fifth and Sixth Amendments to $225.0 Million 2018 Term Loan

The Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the credit facility documentation as a subsidiary guarantor entered into the Third Amendment to the First Amended and Restated Credit Agreement (the “Third Term Amendment”), the Fourth Amendment to the First Amended and Restated Credit Agreement (the "Fourth Term Amendment"), the Fifth Amendment to the First Amended and Restated Credit Agreement (the "Fifth Term Amendment"), and the Sixth Amendment to the First Amended and Restated Credit Agreement (the "Sixth Term Amendment") of the Operating Partnership’s $225 million 2018 term loan ( the "2018 Term Loan") with KeyBank National Association, as administrative agent, and a syndicate of lenders on May 7, 2020, August 6, 2020, January 6, 2021 and February 5, 2021, respectively. The changes to the 2018 Term Loan effected by the Third Term Amendment, Fifth Term Amendment and Sixth Term Amendment are substantially similar to the changes described above effected by the First Amendment, Second Amendment and Third Amendment to the Company’s 2018 Senior Credit Facility.

Second, Third, Fourth and Fifth Amendments to $225.0 Million 2017 Term Loan

The Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the credit facility documentation as a subsidiary guarantor entered into the Second Amendment to the Credit Agreement (the “Second 2017 Term Amendment”), the Third Amendment to the Credit Agreement (the "Third 2017 Term Amendment"), the Fourth Amendment to the Credit Agreement (the "Fourth 2017 Term Amendment") and the Fifth Amendment to the Credit Agreement (the "Fifth 2017 Term Amendment") of the Operating Partnership’s $225 million 2017 term loan (the "2017 Term Loan") with KeyBank National Association, as administrative agent, and a syndicate of lenders on May 7, 2020, August 6, 2020, January 6, 2021 and February 5, 2021, respectively. The changes to the 2017 Term Loan effected by the Second 2017 Term Amendment, Fourth 2017 Term Amendment and Fifth 2017 Term Amendment are substantially similar to the changes described above effected by the First Amendment, Second Amendment and Third Amendment to the Company’s 2018 Senior Credit Facility.

Second Amendment to $200 Million Joint Venture Credit Facility

On June 18, 2020, Summit JV MR 1, LLC (the "Borrower"), as borrower, Summit Hospitality JV, LP, as parent, and each party executing the credit facility documentation as a subsidiary guarantor, entered into the Second Amendment to Credit Agreement (the “JV Second Amendment”) of the Borrower's $200 million senior credit facility (the "Joint Venture Credit Facility") with Bank of America, N.A., as administrative agent, BofA Securities, Inc., as sole lead arranger and sole bookrunner, and a syndicate of lenders including Bank of America, N.A., KeyBank National Association, and Bank of Montreal, Chicago Branch.

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

We expect that the operational, financial and liquidity measures that we have taken will allow us to meet our funding needs for at least the next twelve months and beyond. However, there is substantial uncertainty as to how long the economic hardship caused by the COVID-19 pandemic will last and the timing and rate of an economic recovery afterwards.

Use of FF&E Reserve Funds

On April 13, 2020, as a result of the COVID-19 pandemic, Marriott agreed to allow us to use $1.6 million of cash deposited in our restricted cash reserve for replacement of furniture, fixtures and equipment ("FF&E Reserve Accounts") for seven of our Marriott-branded hotels managed by Marriott affiliates (“Marriott Hotels”) to pay for the working capital needs of the respective hotels. In addition, Marriott released $8.9 million to us from the FF&E Reserve Accounts (“Borrowed Reserve”) of the Marriott Hotels for general corporate purposes. The Borrowed Reserve must be replenished into the respective FF&E Reserve Accounts in ten equal monthly installments beginning on the date that is twelve months prior to the next scheduled renovation date for each of the Marriott Hotels (“Renovation Date”) or in a lump sum payment no later than sixty days prior to each respective Renovation Date. Furthermore, Marriott has suspended our obligation to fund monthly FF&E reserves for the Marriott Hotels through December 31, 2021. We do not expect to replenish any of the Borrowed Reserve over the next twelve months.

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
•Allowing NOLs generated in 2018, 2019, or 2020, to be carried back five years. Our TRSs generated net operating losses in 2020. As such, we expect a $1.0 million future tax benefit from the NOL carry-back provisions provided in the CARES Act;
•Increasing the net interest expense deduction limit to 50% of adjusted taxable income from 30% for the 2019 and 2020 tax years;
•Allowing taxpayers with alternative minimum tax credits to claim a refund for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as required by the 2017 Tax Cut and Jobs Act;
•Allowing entities to deduct more of their charitable cash contributions made during calendar year 2020 by increasing the taxable income limitation to 25% from 10%; and
•Providing for an employee retention tax credit to offset the employer's share of payroll taxes for the period between March 13, 2020 and December 31, 2020. The credit is calculated based on 50% of qualifying wages, capped at the first $10,000 of compensation. We submitted amended payroll tax filings to recoup an anticipated credit of approximately $0.3 million.

The Consolidated Appropriations Act, 2021 signed into law on December 27, 2020 provided extended COVID-19 relief provisions and additional economic stimulus. Key tax provisions in this legislation included:

•Temporary allowance of a full deduction for business meals paid or incurred between December 31, 2020 and January 1, 2023.
•An expansion of employee retention tax credit provided under the CARES Act for the period January 1, 2021 to June 30, 2021. The credit is calculated based on 70% of qualifying wages, capped at $10,000 of compensation each of the first two quarters in 2021. We anticipate a credit of approximately $0.7 million in 2021.
•An expansion of the charitable contribution provisions for corporations under the CARES Act.

Modification of TRS Leases

All of our hotels are leased by either our Operating Partnership or subsidiary REITs to our TRS lessees. Economic challenges caused by the COVID-19 pandemic have resulted in the temporary suspension of operations of certain hotels and significantly reduced operations at the hotels that have remained open for business. Most of our TRS lessees have been granted rent abatements for rent deficiencies in December of 2020. Subsequent to December 31, 2020, prospective lease modifications are expected to be entered into with most of our TRS lessees to reflect the current market conditions and better enable the TRS lessees to manage their operations and cash flows at reduced levels. The deferral, abatement or modification of the rents related to our TRS lessees has no effect on our consolidated financial position or results of operations. However, it may increase the income of our TRS lessees on a stand-alone basis.

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

Forward-looking Information and Use of Estimates

The full effects of the COVID-19 pandemic on our Company will depend on future developments, such as the ultimate duration and scope of the outbreak, its effect on our customers, brands and business partners, the rate at which normal economic conditions, operations, and the demand for lodging resume, and the magnitude of the recessionary conditions in any of our markets. Accordingly, the full effects on our Company cannot be determined at this time; however, despite the uncertainty of the effects of the COVID-19 pandemic, we expect our full year 2021 results of operations to be adversely affected. While the potential magnitude and duration of the business and economic effects of COVID-19 are uncertain, we believe that the nascent recovery in our business that began during 2020 will continue into the year ended December 31, 2021 and operating performance will improve gradually over a multi-year period before reaching prior peak performance levels. We believe that a recovery in business conditions resulting in positive operating cash flows, together with cash on hand, and the current availability under our credit facilities, will provide sufficient liquidity to fund operations for at least the next twelve months. There can be no assurance that the assumptions used to evaluate the carrying amounts of our assets or to estimate our liquidity requirements will be correct. For additional information on the current and potential future effects of the COVID-19 pandemic, please see "Part I – Item 1A. – Risk Factors."

Operating Performance Metrics

We use a variety of performance indicators and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP, as well as other financial information that is not prepared in accordance with GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotel properties, groups of hotel properties and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

•Occupancy — Occupancy represents the total number of guestrooms occupied divided by the total number of guestrooms available.
•Average Daily Rate (ADR) — ADR represents total room revenues divided by the total number of guestrooms occupied.
•Revenue Per Available Room (RevPAR) — RevPAR is the product of ADR and Occupancy.

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

Hotel Property Portfolio Activity

We continuously evaluate alternatives to refine our portfolio to drive growth and create value. In the normal course of business, we evaluate opportunities to acquire additional properties that meet our investment criteria and opportunities to recycle capital through the disposition of properties. As such, the composition and size of our portfolio of properties may change materially over time. Significant changes to our portfolio of properties could have a material effect on our Consolidated Financial Statements.

See “Part II – Item 8. – Financial Statements and Supplementary Data –Note 3 - Investment in Hotel Properties, net” to the Consolidated Financial Statements for additional information concerning our asset acquisitions, development, and dispositions.

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

As discussed above under “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management’s Actions in Response to the Effects of COVID-19 on Our Operations – Operational Adjustments,” in response to the rapid decline in demand for room nights and loss of revenues as a result of the COVID-19 pandemic, we, along with our property managers, evaluated each hotel in our portfolio to determine if market conditions warranted the temporary suspension of operations, and to adjust labor cost structures for hotels that would continue to operate. Although the majority of our hotels have remained open, staffing levels have been significantly reduced to levels that safely and effectively maintain reasonable accommodations for our guests. As such, our open hotels are generally operating with limited employees per shift and a limited housekeeping staff that are performing all the essential hotel functions, including enhanced cleaning and disinfecting to mitigate the spread of COVID-19.

Results of Operations

The comparisons that follow should be reviewed in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K.

Comparison of 2020 to 2019

The following table contains key operating metrics for our total portfolio and our same-store portfolio for 2020 compared with 2019 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned as of December 31, 2020 and that we have owned at all times since January 1, 2019.

	2020		2019		Year-over-Year Dollar Change		Year-over-Year Percentage Change
	Total Portfolio (72 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (72 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (72 hotels)	Same-Store Portfolio (67 hotels)	Total Portfolio (72 hotels)	Same-Store Portfolio (67 hotels)
Revenues:
Room	$215,506	$196,138	$505,342	$480,169	$(289,836)	$(284,031)	(57.4)%	(59.2)%
Food and beverage	6,444	6,118	23,785	22,839	(17,341)	(16,721)	(72.9)%	(73.2)%
Other	12,513	11,546	20,221	19,503	(7,708)	(7,957)	(38.1)%	(40.8)%
Total	$234,463	$213,802	$549,348	$522,511	$(314,885)	$(308,709)	(57.3)%	(59.1)%

Expenses:
Room	$53,784	$49,827	$112,244	$106,253	$(58,460)	$(56,426)	(52.1)%	(53.1)%
Food and beverage	5,416	5,047	18,552	17,534	(13,136)	(12,487)	(70.8)%	(71.2)%
Other hotel operating expenses	96,506	89,406	158,181	148,864	(61,675)	(59,458)	(39.0)%	(39.9)%
Total	$155,706	$144,280	$288,977	$272,651	$(133,271)	$(128,371)	(46.1)%	(47.1)%

Occupancy	43.3%	43.0%	78.5%	78.6%	n/a	n/a	(44.8)%	(45.3)%
ADR	$120.36	$118.83	$158.45	$159.62	$(38.09)	$(40.79)	(24.0)%	(25.6)%
RevPAR	$52.16	$51.09	$124.35	$125.41	$(72.19)	$(74.32)	(58.1)%	(59.3)%

The total portfolio information above includes revenues and expenses from the five hotel properties that we acquired in 2019 (the “2019 Acquired Hotels”) from the date of acquisition through December 31, 2020, and operating information (occupancy, ADR, and RevPAR) for the period each hotel was owned. Accordingly, the information does not reflect a full twelve months of operations in 2019 for the 2019 Acquired Hotels. Additionally, the information does not reflect a full twelve months of operations in 2019 for hotel properties sold during the period.

Changes from the year ended December 31, 2020 compared with the year ended December 31, 2019 were due to the following:

•Revenues. The decline in total and same-store revenues was primarily due to a significant decline in occupancy as a result of the COVID-19 pandemic. See "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of COVID-19 Pandemic on Our Business" for further information.
•RevPAR. The declines in RevPAR were primarily due to a significant decline in occupancy as a result of the COVID-19 pandemic. See "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of COVID-19 Pandemic on Our Business" for further information.
•Expenses. We have taken comprehensive cost reduction initiatives, including the reduction of labor and temporary elimination of certain services and amenities, at all hotels which led to the significant decline in operating expenses.

The following table includes other consolidated income and expenses for 2020 compared with 2019 (dollars in thousands).

	For the Years Ended December 31,
	2020	2019	Dollar Change	Percentage Change
Property taxes, insurance and other	$44,691	$44,220	$471	1.1%
Management fees	6,276	16,575	(10,299)	(62.1)%
Depreciation and amortization	109,619	99,445	10,174	10.2%
Corporate general and administrative	20,985	23,622	(2,637)	(11.2)%
Provision for credit losses	4,821	—	4,821	100.0%
Loss on impairment and write-off of assets	1,759	2,521	(762)	(30.2)%
(Loss) gain on disposal of assets, net	(16)	45,418	(45,434)	(100.0)%
Interest expense	43,300	41,030	2,270	5.5%
Other income, net	4,841	5,472	(631)	(11.5)%
Income tax expense	1,376	1,500	(124)	(8.3)%

Changes from the year ended December 31, 2020 compared with the year ended December 31, 2019 were due to the following:

•Property Taxes, Insurance and Other. This increase is primarily due to increased insurance premiums related to our casualty and general liability policies partially offset by a decline in property and business taxes.
•Management Fees. This decrease is primarily due to reduced consolidated revenues upon which management fees are based, as a result of the COVID-19 pandemic.
•Depreciation and Amortization. This increase is due to incremental depreciation of $9.2 million associated with the hotels acquired in 2019 and an increase in depreciation expense of $3.3 million for the same-store portfolio as a result of renovation completions, partially offset by a decrease in depreciation expense of $2.3 million related to the hotel properties sold after December 31, 2018.
•Corporate General and Administrative. This decline is primarily due to decreases in incentive and other compensation costs as a result of our comprehensive cost reduction initiatives in response to the COVID-19 pandemic.
•Provision for Credit Losses. We evaluated our notes receivable for potential credit losses by estimating the fair value of the collateral supporting each note receivable at December 31, 2020 based on assumptions related to the expected future performance of the collateral assets and the resulting anticipated net selling value of the assets at capitalization rates that are common for the asset class. During the twelve months ended December 31, 2020, we recorded a Provision for credit losses of $4.8 million related to two mezzanine loans and our seller-financing loans due to the effects of the COVID-19 pandemic.
•Loss on Impairment and Write-off of Assets. Due to the adverse effects of the COVID-19 pandemic, we evaluated our purchase options for impairment during the year ended December 31, 2020. On the basis of our impairment evaluation, we recorded a Loss on impairment and write-off of assets of $0.8 million related to one of our purchase options. Additionally, we elected not to exercise one of our purchase options upon repayment of the related mezzanine loan. As a result, we recorded an additional Loss on impairment and write-off of assets of $1.0 million. See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 10 – Fair Value Measurement" for further information. In 2019, we recorded impairment charges on one hotel property and two land parcels to reduce the net carrying amounts of the properties to their estimated fair market values based on independent third-party appraisals and a purchase contract for the sale of one of the land parcels.
•(Loss) gain on Disposal of Assets. This decrease is primarily due to the sale of ten hotels in 2019 for a net gain of $45.6 million.
•Interest Expense. Interest expense increased as a result of increased borrowings, offset by declines in base interest rates.
•Other Income. This decline is due to an increase in net casualty expense of $1.4 million and a reduction in interest income of $0.8 million. This decrease was partially offset by a decline in debt transaction costs of $1.5 million. The decline in interest income was primarily due to the interest deferrals granted to the mezzanine loan borrowers. See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 4 – Investment in Real Estate Loans" for further information.
•Income Tax Expense/Benefit. In 2020, we recorded Income tax expense of $1.4 million which related to i) deferred tax expense of $2.0 million related to the establishment of a valuation allowance on deferred tax assets of certain TRSs which were in a 3-year cumulative loss position, ii) $1.0 million income tax benefit from federal net operating loss carrybacks, and iii) $0.4 million income tax expense related to taxable income in our TRS entities. In 2019, we recorded income tax expense of $1.5 million primarily driven by the taxable income of our TRS entities for the period.

For information about our key operating metrics and results of operations for the year ended 2019 compared to the year ended 2018, refer to "Part II – Item 7. – Management's Discussion and Analysis of Financial Conditions and Results of Operations - Results of Operations" of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

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

The following is a reconciliation of our GAAP net income to FFO and AFFO for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share/unit amounts):

	2020	2019	2018
Net (loss) income	$(149,245)	$82,348	$91,126
Preferred dividends	(14,838)	(14,838)	(16,671)
Premium on redemption of preferred stock	—	—	(3,277)
Loss related to non-controlling interests in joint venture	5,635	419	—
Net (loss) income applicable to common shares and common units	(158,448)	67,929	71,178
Real estate-related depreciation	109,159	99,013	100,545
Loss on impairment and write-off of assets	1,759	2,521	1,075
Loss (gain) on disposal of assets, net	16	(45,418)	(41,474)
Provision for credit losses	4,821	—	—
Adjustments related to non-controlling interests in consolidated joint venture	(5,949)	(1,554)	—
FFO applicable to common shares and common units	(48,642)	122,491	131,324
Amortization of lease-related intangible assets, net	86	127	712
Amortization of deferred financing costs	2,267	1,485	1,973
Amortization of franchise fees	460	432	468
Equity-based compensation	6,476	6,219	6,665
Debt transaction costs	365	1,892	401
Premium on redemption of preferred stock	—	—	3,277
Non-cash interest income	(2,848)	(2,477)	(2,045)
Non-cash lease expense, net	329	494	—
Casualty losses (recoveries), net	1,132	(239)	(1,786)
Increase in deferred tax asset valuation allowance	2,056	—	—
Adjustments related to non-controlling interests in consolidated joint venture	(341)	(68)	—
Other	91	—	—
AFFO applicable to common shares and common units	$(38,569)	$130,356	$140,989
Weighted average diluted common shares/common units (1)	104,320	104,363	104,315
FFO per common share/common unit	$(0.47)	$1.17	$1.26
AFFO per common share/common unit	$(0.37)	$1.25	$1.35

(1)       Includes Common Units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the Common Units are redeemable for cash or, at our election, shares of our common stock.

During the year ended December 31, 2020, AFFO applicable to common shares and common units declined $168.9 million over the prior year due to a significant decline in revenue as a result of the COVID-19 pandemic. See "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of COVID-19 Pandemic on Our Business" for further information.

For information about our AFFO for the year ended 2019 compared to the year ended 2018, refer to "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

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

The following is a reconciliation of our GAAP net income to EBITDAre for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Net (loss) income	$(149,245)	$82,348	$91,126
Depreciation and amortization	109,619	99,445	101,013
Interest expense	43,300	41,030	41,944
Interest income	(145)	(278)	(229)
Income tax expense (benefit)	1,376	1,500	(922)
EBITDA	4,905	224,045	232,932
Loss on impairment and write-off of assets	1,759	2,521	1,075
Provision for credit losses	4,821	—	—
Loss (gain) on disposal of assets, net	16	(45,418)	(41,474)
EBITDAre	11,501	181,148	192,533
Amortization of lease-related intangible assets, net	86	127	712
Equity-based compensation	6,476	6,219	6,665
Debt transaction costs	365	1,892	401
Non-cash interest income	(2,848)	(2,477)	(2,045)
Non-cash lease expense, net	329	494	—
Casualty losses (recoveries), net	1,132	(239)	(1,786)
Loss related to non-controlling interests in joint venture	5,635	419	—
Adjustments related to non-controlling interests in consolidated joint venture	(8,353)	(2,320)	—
Other	91	—	—
Adjusted EBITDAre	$14,414	$185,263	$196,480

During the year ended December 31, 2020, Adjusted EBITDAre decreased $170.8 million, or 92.2%, from the prior year primarily due to a significant decline in revenue as a result of the COVID-19 pandemic. See "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of COVID-19 Pandemic on Our Business" for further information.

For information about our Adjusted EBITDAre for the year ended 2019 compared to the year ended 2018, refer to "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

Liquidity and Capital Resources

The effects of the COVID-19 pandemic have adversely affected our financial position and cash flows from operations. The COVID-19 pandemic has also significantly increased economic uncertainty and has led to disruption and volatility in the global capital markets, which could increase the cost of and limit accessibility to capital. As such, our ability to raise capital through public or private offerings of our equity securities may be limited until capital markets recover toward pre-pandemic levels. In addition, we have entered into modifications of our 2018 Senior Credit Facility, which restricts our ability to use advances on the $400 Million Revolver for certain purposes, however, we continue to be able to access the $400 Million Revolver to fund operations, in addition to other items. Additionally, certain factors may have an adverse effect on our ability to access capital sources, including our financial performance, degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders, volatility in the equity and debt capital markets and other market conditions. Financing may not be available to us, or on terms that are attractive to us.

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with internal and brand standards, capital expenditures to improve our hotel properties, hotel development costs, acquisitions, interest payments, settlement of interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, mezzanine loan funding commitments, joint venture acquisitions and capital requirements, corporate overhead, and distributions to our stockholders when declared. Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other non-recurring capital expenditures that periodically are made with respect to our hotel properties, dividend distributions, and scheduled debt payments, including maturing loans.

To satisfy the requirements for qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to distribute a sufficient amount of our taxable income to maintain our status as a REIT and to avoid tax on undistributed income. Because we anticipate distributing a substantial amount of our available cash from operations, if sufficient funds are not available to us from hotel dispositions, our senior revolving credit and term loan facilities and additional mortgage and other loans, we will need to raise capital to grow our business and invest in additional hotel properties.

We currently have outstanding mezzanine loans on three real estate development projects to fund up to an aggregate of $54.6 million for the development of four hotel properties. Two of the real estate development loans, which closed in the fourth quarter of 2017, are fully funded. Both have a stated interest rate of 8.0% and mature on March 5, 2021. We are currently in negotiations with the borrowers to extend, restructure, or obtain full or partial repayment of the outstanding principal balance and related accrued interest. One of the real estate development loans, which closed in the third quarter of 2019, has $17.7 million funded as of December 31, 2020, has $11.2 million remaining to be funded, and has a stated interest rate of 9.0% and a maturity date of May 15, 2022. As of December 31, 2020, we have funded $43.5 million of our loan commitments. See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 4 – Investment in Real Estate Loans" for additional information concerning these loans and our rights to acquire ownership of the properties.

We evaluated our notes receivable for potential credit losses by estimating the fair value of the collateral supporting each note receivable at December 31, 2020 based on assumptions related to the expected future performance of the collateral assets and the resulting anticipated net selling value of the assets at capitalization rates that are common for the asset class. Our current estimate of credit losses related to the real estate development loans of $2.6 million as a result of the COVID-19 pandemic is recorded as an allowance for credit losses at December 31, 2020.

On January 7, 2021, we entered into an underwriting agreement pursuant to which the Company agreed to offer and sell $287.5 million aggregate principal amount of the Company’s 1.50% convertible senior notes due 2026. The net proceeds from the Convertible Notes Offering, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company (including net proceeds from the full exercise by the underwriters of their over-allotment option to purchase additional Convertible Notes), were approximately $279.8 million before consideration of the Capped Call Transactions. These proceeds were used to pay the cost of the Capped Call Transactions and to partially repay outstanding obligations under the 2018 Senior Credit Facility and 2017 Term Loan.

The Convertible Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The Convertible Notes will mature on February 15, 2026 (the “Maturity Date”), unless earlier converted, purchased or redeemed. Prior to February 15, 2026, the Convertible Notes will be convertible only upon certain circumstances and during certain periods. Prior to August 15, 2025, holders may convert any of their Convertible Notes into shares of the Company’s common stock, at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day prior to the Maturity Date, unless the Convertible Notes have been previously purchased or redeemed by the Company.

The initial conversion rate of the Convertible Notes is 83.4028 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.99 per share of common stock. The conversion rate is subject to adjustment in certain circumstances.

On January 7, 2021, in connection with the pricing of the Convertible Notes, and on January 8, 2021, in connection with the full exercise by the Underwriters of their option to purchase additional Convertible Notes pursuant to the Underwriting Agreement, the Company entered into privately negotiated capped call transactions with certain of the underwriters or their respective affiliates and another financial institution (the “Capped Call Counterparties”). The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the number of shares of common stock underlying the Convertible Notes. The Capped Call Transactions are generally expected to reduce the potential dilution to holders of shares of common stock upon conversion of the Convertible Notes or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted Convertible Notes upon conversion thereof, with such reduction or offset subject to a cap.

The effective strike price of the Capped Call Transactions is initially $15.26, which represents a premium of 75.0% over the last reported sale price of the common stock on the New York Stock Exchange on January 7, 2021, and is subject to certain adjustments under the terms of the Capped Call transactions. See “Part II - Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt,” for additional information concerning the Convertible Notes, Convertible Notes Offering and the Capped Call Transactions.

Outstanding Indebtedness

Subsequent to year-end, at February 15, 2021, we had loans of $210.0 million outstanding under our 2018 Senior Credit Facility, which included borrowings of $200.0 million on our $200 Million Term Loan with the remainder on our $400 Million Revolver. Additionally, we had $126.5 million outstanding on our 2017 Term Loan and $225.0 million outstanding on our 2018 Term Loan. Each of the credit facilities was supported by the 52 hotel properties included in the credit facility borrowing base and a pledge of the equity securities in each of the entities which own one of the 52 hotel properties, and the respective TRS lessees. We also had $287.5 million of Convertible Notes outstanding.

Subsequent to year-end, at February 15, 2021, our subsidiary joint venture had $142.5 million outstanding under our Joint Venture Credit Facility, which included borrowings of $75.0 million on its $75 million term loan and $67.5 million on its $125 million revolving line of credit. The Joint Venture Credit Facility is secured primarily by a first priority pledge of the Borrower's equity interests in the subsidiaries that hold the five hotel borrowing base assets, and the related TRS entities, which wholly own the TRS lessees that lease each of the borrowing base assets.

At December 31, 2020, we have scheduled debt principal amortization payments during the next twelve months totaling $3.9 million and no debt maturities. Currently, we have the capacity to pay these scheduled principal debt payments using cash on hand or availability on our $400 Million Revolver.

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

Our outstanding indebtedness requires us to comply with various financial and other covenants. At December 31, 2020, no defaults existed under any of the Company's loan agreements. On February 5, 2021, the Company entered into certain amendments of the 2018 Senior Credit Facility, the 2018 Term Loan and the 2017 Term Loan that give us full access to the $400 Million Revolver, provide for financial covenant waivers through March 31, 2022, and modify certain financial covenant measures through December 31, 2023.

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

See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt" for additional information concerning the loan amendments and our financing arrangements.

     A summary of our debt at December 31, 2020 is as follows (dollars in thousands):

Lender	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Encumbered Properties	Principal Amount Outstanding
$600 Million Senior Credit and Term Loan Facility (1)
Deutsche Bank AG New York Branch
$400 Million Revolver	2.40% Variable	n/a	March 31, 2023	n/a	$155,000
$200 Million Term Loan	2.35% Variable	n/a	April 1, 2024	n/a	200,000
Total Senior Credit and Term Loan Facility					355,000

Joint Venture Credit Facility (2)
Bank of America, N.A.
$125 Million Revolver	2.40% Variable	n/a	October 8, 2023	n/a	67,500
$75 Million Term Loan	2.35% Variable	n/a	October 8, 2023	n/a	75,000
Total Joint Venture Credit Facility					142,500

Term Loans (1)
KeyBank National Association
Term Loan	2.45% Variable	n/a	November 25, 2022	n/a	225,000
KeyBank National Association
Term Loan	2.15% Variable	n/a	February 14, 2025	n/a	225,000

Secured Mortgage Indebtedness
KeyBank National Association	4.46% Fixed	30	February 1, 2023	3	19,039
	4.52% Fixed	30	April 1, 2023	3	19,520
	4.30% Fixed	30	April 1, 2023	3	18,852
	4.95% Fixed	30	August 1, 2023	2	33,947
MetaBank	4.44% Fixed	25	July 1, 2027	3	46,172
Bank of Cascades (3)	2.14% Variable	25	December 19, 2024	1	8,224
	4.30% Fixed	25	December 19, 2024	—	8,224
Total Mortgage Loans				15	153,978
Total Debt					$1,101,478

(1) The $600 Million Senior Revolving Credit and Term Loan Facility and Term Loans are supported by a borrowing base of 52 unencumbered hotel properties and a pledge of the equity securities of the entities that own and operate the 52 unencumbered hotels. On January 12, 2021, we closed the Convertible Notes Offering of $287.5 million, and used a portion of the proceeds to repay all of the $160.0 million of outstanding obligations under the $400 Million Revolver and $98.5 million of the outstanding balance of the 2017 Term Loan.
(2) The Joint Venture Credit Facility is secured by pledges of the equity in the entities (and affiliated entities) that own the hotels.
(3) The Bank of Cascades mortgage loan is comprised of two promissory notes that are secured by the same collateral and cross-defaulted.

Capital Expenditures

During the year ended December 31, 2020, we funded $22.6 million in capital expenditures.  We anticipate spending an estimated $20.0 million to $30.0 million in capital expenditures across our portfolio in 2021 assuming a reasonable recovery in lodging demand occurs throughout the year. We expect to fund these expenditures through a combination of cash on hand, working capital, borrowings under our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flow Analysis

The following table summarizes changes in cash flows for the years ended December 31, 2020 and December 31, 2019 (in thousands):

	For the Years Ended December 31,
	2020	2019	Change
Net cash (used in) provided by operating activities	$(42,052)	$148,478	$(190,530)
Net cash used in investing activities	(30,710)	(182,164)	151,454
Net cash provided by financing activities	41,825	30,963	10,862
Net change in cash, cash equivalents and restricted cash	$(30,937)	$(2,723)	$(28,214)

Changes from the year ended December 31, 2020 compared to the year ended December 31, 2019 were due to the following:
•Cash (used in) provided by operating activities. This decrease primarily resulted from a decrease in net income of $170.8 million, after adjusting for non-cash items, such as depreciation and amortization and gains on the sale of assets, and net changes in working capital of $19.7 million primarily due to the effects of the COVID-19 pandemic.
•Cash used in investing activities. This reduction in cash used in investing activities is primarily due to acquisitions of hotel properties in 2019 of $282.6 million and a decline in capital expenditures of $36.6 million. These changes were partially offset by proceeds from asset dispositions of $165.7 million in 2019 and a contract termination payment for historical asset dispositions in 2020 of $2.2 million.
•Cash provided by financing activities. This increase is primarily due to a reduction in dividends paid of $56.5 million and an increase in net borrowings of $21.0 million, partially offset by a decline in contributions from joint venture partners of $68.1 million. Due to the effects of the COVID-19 pandemic on the Company, we have suspended the declaration and payment of dividends on our Common Stock and operating partnership units.

For information about our consolidated cash flows for the year ended 2019 compared to the year ended 2018, refer to "Part II – Item 7. – Management's Discussion and Analysis of Financial Conditions and Results of Operations – Cash Flow Analysis" of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at December 31, 2020 (in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Debt obligations (1)	$1,101,478	$3,912	$615,007	$442,424	$40,135
Currently projected interest (2)	124,325	40,765	64,272	16,647	2,641
Operating lease obligations (3)	34,694	2,066	2,812	1,822	27,994
Purchase obligations (4)	2,255	2,255	—	—	—
Total	$1,262,752	$48,998	$682,091	$460,893	$70,770

(1)     Amounts shown include amortization of principal and debt maturities.
(2)     Interest payments on our variable rate debt have been estimated using the interest rates in effect at December 31, 2020, after giving effect to our interest rate swaps.
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

Critical Accounting Policies

See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 2 – Basis of Presentation and Significant Accounting Policies."

New Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 is effective for our fiscal year commencing on January 1, 2021, with early adoption permitted. The adoption of ASU No. 2019-12 did not have a material effect on our consolidated financial position or results of operations.

In January 2020, the FASB issued ASU No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or discontinuing the equity method. ASU No. 2020-01 is effective for our fiscal year commencing on January 1, 2021, with early adoption permitted. The adoption of ASU No. 2020-01 did not have a material effect on our consolidated financial position or results of operations.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The objective of ASU No. 2020-06 is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity.

The amendments in ASU No. 2020-06 reduce the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. The amendments in ASU No. 2020-06 remove certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. The amendments also improve the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contracts in an entity’s own equity.

ASU No. 2020-06 is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We elected to adopt ASU No. 2020-06 effective January 1, 2021 in connection with our Convertible Notes Offering closed on January 12, 2021 as described in "Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt." In accordance with the provisions of ASU No. 2020-06, we will account for the convertible notes issued in 2021 entirely as a liability and we will use the if-converted method for diluted share calculations.

See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 2 – Basis of Presentation and Significant Accounting Policies."

Cybersecurity

The hospitality industry and certain of the major brand and franchise companies have recently experienced cybersecurity breaches. We are not aware of any material cybersecurity losses at any of our properties. We manage cybersecurity risks with our franchisors and property management companies. An important part of our cybersecurity risk mitigation efforts includes maintaining cybersecurity insurance and indemnifications in certain of our property management agreements. Our Board of Directors provides on-going oversight of management's approach to managing cybersecurity risks.

Recent Developments

Management and Board of Directors Transitions

Effective January 15, 2021, we implemented certain changes to the executive management team and the Board of Directors as described below. See “Part III – Item 10. – Directors, Executive Officers and Corporate Governance.”

Debt Transactions

Amendment of 2018 Senior Credit Facility, 2018 Term Loan and 2017 Term Loan

On January 6, 2021, we entered into the Second Amendment, the Fourth 2017 Term Amendment and the Fifth Term Amendment which permitted the Company to complete the Convertible Notes Offering as described in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management’s Actions in Response to the Effects of COVID-19 on Our Operations – Financial Measures and Liquidity.”

On February 5, 2021, we entered into the Third Amendment, the Fifth 2017 Term Amendment, and the Sixth Term Amendment as described in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management’s Actions in Response to the Effects of COVID-19 on Our Operations – Financial Measures and Liquidity.”

Convertible Notes Offering

On January 7, 2021, we entered into a Convertible Notes Offering to sell $287.5 million aggregate principal amount of the Company’s 1.50% convertible senior notes due 2026 as described in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Capped Call Transactions

On January 7, 2021, we entered into Capped Call Transactions in connection with our Convertible Notes Offering as described in “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Equity Transactions

On January 29, 2021, our Board of Directors declared cash dividends $0.403125 per share of 6.45% Series D Cumulative Redeemable Preferred Stock and $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock. These dividends are payable February 26, 2021 to stockholders of record on February 12, 2021.

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

At December 31, 2020, we were party to four interest rate derivative agreements pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

			Notional Amount
Contract date	Effective Date	Expiration Date	December 31, 2020
October 2, 2017	January 29, 2018	January 31, 2023	$100,000
October 2, 2017	January 29, 2018	January 31, 2023	100,000
June 11, 2018	September 28, 2018	September 30, 2024	75,000
June 11, 2018	December 31, 2018	December 31, 2025	125,000
			$400,000

     At December 31, 2020, after giving effect to our interest rate derivative agreements, $545.8 million, or 49.5%, of our debt had fixed interest rates and $555.7 million, or 50.5%, had variable interest rates.  At December 31, 2019, after giving effect to our interest rate derivative agreements, $549.2 million, or 53.7%, of our debt had fixed interest rates and $473.5 million, or 46.3%, had variable interest rates. Taking into consideration our existing interest rate swaps an increase or decrease in interest rates of 1.0% would decrease or increase, respectively, our cash flows by approximately $5.6 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. At December 31, 2020, we have scheduled payments of principal on debt in 2021 totaling approximately $3.9 million.

Item 8.        Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are included on pages F-1 through F-48 of this Annual Report on Form 10-K and are incorporated by reference herein.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on the Effectiveness of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and our expenditures are being made only in accordance with authorizations of our management and our board of directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that we had effective internal control over financial reporting as of December 31, 2020.

Ernst & Young LLP, our independent registered public accounting firm, has issued an auditor’s attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. This report is included in "Part II – Item 8. – Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the three months ended December 31, 2020.

Item 9B.    Other Information.

None.

 PART III

Item 10.                        Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Definitive Proxy Statement on Schedule 14A (the “2021 Proxy Statement”) for the 2021 Annual Meeting of Stockholders.

On December 17, 2020, we announced the appointment of Jonathan P. Stanner to be President and Chief Executive Officer of the Company effective January 15, 2021. Mr. Stanner previously served as our Executive Vice President, Chief Financial Officer and Treasurer since April 1, 2018 and served as our Executive Vice President and Chief Investment Officer from April 17, 2017 through March 31, 2018. Our current Chairman and former President and Chief Executive Officer, Daniel P. Hansen transitioned to the role of Executive Chairman of the Board effective January 15, 2021.

On December 17, 2020, the Board of Directors of the Company (the “Board”) adopted a resolution that increased the size of the Board from 6 to 7 members effective January 15, 2021 with Mr. Stanner being elected a Director to fill the newly created directorship.

Item 11.                          Executive Compensation.

The information required by this item is incorporated by reference to our 2021 Proxy Statement.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2020 with respect to our securities that may be issued under existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Summit Hotel Properties, Inc. Stockholders (2)	235,000	$9.75	1,286,883
Total	235,000	$9.75	1,286,883

(1)  Excludes securities reflected in the column entitled “Number of Securities to be Issued Upon Exercise of Outstanding Options.”
(2)  Consists of our Equity Plan.

The following table represents common shares retained by the Company for employee taxes due upon vesting of equity awards during the year ended December 31, 2020:

Period	Total Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2020 - March 31, 2020	65,345	$7.17	—	—
Total	65,345		—

The other information required by this item is incorporated by reference to our 2021 Proxy Statement.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our 2021 Proxy Statement.

Item 14.                          Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our 2021 Proxy Statement.

PART IV

Item 15.                          Exhibits and Financial Statement Schedules.

1.              Financial Statements:

Included herein at pages F-1 through F-44

2.              Financial Statement Schedules:

The following financial statement schedule is included herein at pages F-45 through F-48.

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

4.2	Description of securities (Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed by Summit Hotel Properties, Inc. on February 25, 2020).
4.3
Indenture, dated January 12, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 12, 2021).

4.4
First Supplemental Indenture, dated January 12, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 12, 2021).

4.5
Form of 1.50% Convertible Senior Notes Due 2026 of the Company (attached as Exhibit A to the First Supplemental Indenture) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 12, 2021).

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

10.2
First Amendment to Credit Agreement dated May 7, 2020 among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party to the Credit Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 12, 2020).

10.3
$225,000,000 Credit Agreement, dated as of September 26, 2017, among Summit Hotel OP, LP, as Borrower, Summit Hotel Properties, Inc., as Parent Guarantor, the other guarantors named therein, KeyBank National Association, as administrative agent, Deutsche Bank AG New York Branch and Bank of America, N.A., as co-syndication agents, KeyBanc Capital Markets, Inc., Deutsche Bank Securities, Inc., and Merrill Lynch Pierce Fenner & Smith, as joint bookrunners and joint lead arrangers, and a syndicate of lenders including KeyBank National Association, Deutsche Bank AG New York Branch, Bank of America, N.A., Capital One, National Association, PNC Bank, National Association, Regions Bank, Raymond James Bank, N.A., Royal Bank of Canada, Branch Banking and Trust Company, and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Current Report of the Form 8-K filed by Summit Hotel Properties, Inc. on October 2, 2017).

10.4
Second Amendment to Credit Agreement dated May 7, 2020 among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, KeyBank National Association, as administrative agent, and the lenders party to the Credit Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 12, 2020).

10.5
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

10.6
Third Amendment to the First Amended and Restated Credit Agreement dated May 7, 2020 among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, KeyBank National Association, as administrative agent, and the lenders party to the Credit Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 12, 2020).

10.7
Amended and Restated Hotel Management Agreement, dated February 14, 2011, among Interstate Management Company, LLC and the subsidiaries of Summit Hotel Properties, Inc. party thereto (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 18, 2011).

10.8
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
10.12*
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

10.15*
Amended and Restated Employment Agreement, dated December 16, 2020, between Summit Hotel Properties, Inc. and Daniel P. Hansen (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on December 22, 2020).

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

10.19*
Employment Agreement, dated December 17, 2020, between Summit Hotel Properties, Inc. and Jonathan P. Stanner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on December 22, 2020).

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

10.26
Second Amendment to Credit Agreement dated June 18, 2020 among Summit JV MR 1, LLC, as borrower, Summit Hospitality JV, LP, as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, Bank of America, N.A., as administrative agent, and the lenders party to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on June 24, 2020).

10.27
Third Amendment to Credit Agreement dated February 5, 2021 among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party to the Credit Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 8, 2021).

10.28
Fifth Amendment to Credit Agreement dated February 5, 2021 among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, KeyBank National Association, as administrative agent, and the lenders party to the Credit Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 8, 2021).

10.29
Sixth Amendment to the First Amended and Restated Credit Agreement dated February 5, 2021 among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, KeyBank National Association, as administrative agent, and the lenders party to the Credit Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on February 8, 2021).

21.1†	List of Subsidiaries of Summit Hotel Properties, Inc.
23.1†	Consent of Ernst & Young, LLP
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document
104(1)	The cover page for Summit Hotel Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020 (formatted in Inline XBRL and contained in Exhibit 101).
 * Management contract or compensatory plan or arrangement.
† Filed herewith
(1) Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: February 26, 2021	By:	/s/ Jonathan P. Stanner
Jonathan P. Stanner
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel P. Hansen	Executive Chairman of the Board of Directors	February 26, 2021
Daniel P. Hansen

/s/ Jonathan P. Stanner	President, Chief Executive Officer and Director	February 26, 2021
Jonathan P. Stanner	(principal executive officer and principal financial officer)

/s/ Paul Ruiz	Senior Vice President and Chief Accounting Officer	February 26, 2021
Paul Ruiz	(principal accounting officer)

/s/ Bjorn R. L. Hanson	Director	February 26, 2021
Bjorn R. L. Hanson

/s/ Jeffrey W. Jones	Director	February 26, 2021
Jeffrey W. Jones

/s/ Kenneth J. Kay	Director	February 26, 2021
Kenneth J. Kay

/s/ Thomas W. Storey	Director	February 26, 2021
Thomas W. Storey

/s/ Hope S. Taitz	Director	February 26, 2021
Hope S. Taitz

SUMMIT HOTEL PROPERTIES, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Summit Hotel Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Hotel Properties, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Loss on Impairment of Assets
Description of the Matter
Investment in hotel properties, net, including hotel properties under development and land held for development totaled $2.1 billion at December 31, 2020. As explained in Note 2 of the consolidated financial statements, hotel properties are evaluated by management for impairment when indicators are present. When such indicators are identified, management prepares a recoverability analysis using undiscounted cash flows and if this analysis fails, management recognizes an impairment when the estimated fair value of the property is less than the carrying value.

Auditing the undiscounted property cash flow analysis was complex and involved a high degree of subjectivity, primarily around future growth rates used in the Company’s analysis, and the assumed hold period, which can be affected by future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to determine (1) hotel properties with impairment indicators and (2) undiscounted cash flows for each identified property. For example, we tested controls over management’s review of triggering events and the significant assumptions, such as growth rates in future cash flows, used in the test for recoverability.

To test the undiscounted cash flow analysis, our audit procedures included, among others, evaluating the Company's methodology, testing the future growth rate assumptions used to develop the forecasted cash flows, testing the hold periods for each hotel property and testing the completeness and accuracy of the underlying data. For example, we compared the future growth rates to current industry, market and economic trends, and historical results of the Company's business. We performed a sensitivity analysis of the future growth rates and assumed hold period to evaluate the change in the recoverability analysis of the hotel properties resulting from changes in the assumptions. We also involved a valuation specialist to assist in our evaluation of the key assumptions used in the analysis, such as future growth rates and occupancy rates, and to perform a comparability assessment of the Company’s approach to value using observable market information.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Austin, Texas

February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Summit Hotel Properties, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Summit Hotel Properties, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Summit Hotel Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Austin, Texas
February 26, 2021

Summit Hotel Properties, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2020	2019
ASSETS
Investment in hotel properties, net	$2,105,946	$2,184,232
Undeveloped land	1,500	1,500
Assets held for sale, net	425	425
Cash and cash equivalents	20,719	42,238
Restricted cash	18,177	27,595
Investment in real estate loans, net	23,689	30,936
Right-of-use assets, net	28,420	29,884
Trade receivables, net	11,775	13,281
Prepaid expenses and other	9,763	8,844
Deferred charges, net	4,429	4,709
Other assets	8,176	12,039
Total assets	$2,233,019	$2,355,683
LIABILITIES AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,094,745	$1,016,163
Lease liabilities, net	18,438	19,604
Accounts payable	2,674	4,767
Accrued expenses and other	65,099	71,759
Total liabilities	1,180,956	1,112,293
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.45% Series D - 3,000,000 shares issued and outstanding at December 31, 2020 and 2019 (aggregate liquidation preference of $75,417 at December 31, 2020 and 2019)	30	30
6.25% Series E - 6,400,000 shares issued and outstanding at December 31, 2020 and 2019 (aggregate liquidation preference of $160,861 at December 31, 2020 and 2019)	64	64
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 105,708,787 and 105,169,515 shares issued and outstanding at December 31, 2020 and 2019, respectively	1,057	1,052
Additional paid-in capital	1,197,320	1,190,949
Accumulated other comprehensive loss	(30,716)	(16,034)
Accumulated deficit and distributions in excess of retained earnings	(179,013)	(2,283)
Total stockholders’ equity	988,742	1,173,778
Non-controlling interests in operating partnership	1,111	1,809
Non-controlling interests in joint venture (Note 9)	62,210	67,803
Total equity	1,052,063	1,243,390
Total liabilities and equity	$2,233,019	$2,355,683

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
Revenues:
Room	$215,506	$505,342	$523,439
Food and beverage	6,444	23,785	24,225
Other	12,513	20,221	19,606
Total revenues	234,463	549,348	567,270
Expenses:
Room	53,784	112,244	119,724
Food and beverage	5,416	18,552	19,191
Other hotel operating expenses	96,506	158,181	159,173
Property taxes, insurance and other	44,691	44,220	43,339
Management fees	6,276	16,575	18,521
Depreciation and amortization	109,619	99,445	101,013
Corporate general and administrative	20,985	23,622	21,509
Provision for credit losses	4,821	—	—
Loss on impairment and write-off of assets	1,759	2,521	1,075
Total expenses	343,857	475,360	483,545
(Loss) gain on disposal of assets, net	(16)	45,418	41,474
Operating (loss) income	(109,410)	119,406	125,199
Other income (expense):
Interest expense	(43,300)	(41,030)	(41,944)
Other income, net	4,841	5,472	6,949
Total other expense	(38,459)	(35,558)	(34,995)
(Loss) income from continuing operations before income taxes	(147,869)	83,848	90,204
Income tax (expense) benefit (Note 14)	(1,376)	(1,500)	922
Net (loss) income	(149,245)	82,348	91,126
Less: Loss (income) attributable to non-controlling interests:
Operating Partnership	271	(157)	(205)
Joint venture	5,635	419	—
Net (loss) income attributable to Summit Hotel Properties, Inc.	(143,339)	82,610	90,921
Preferred dividends	(14,838)	(14,838)	(16,671)
Premium on redemption of preferred stock	—	—	(3,277)
Net (loss) income attributable to common stockholders	$(158,177)	$67,772	$70,973
(Loss) earnings per share:
Basic and diluted	$(1.52)	$0.65	$0.68
Weighted average common shares outstanding:
Basic	104,141	103,887	103,623
Diluted	104,141	103,939	103,842
Dividends per common share	$0.18	$0.72	$0.72

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net (loss) income	$(149,245)	$82,348	$91,126
Other comprehensive (loss) income, net of tax:
Changes in fair value of derivative financial instruments	(14,673)	(14,596)	(2,900)
Comprehensive (loss) income	(163,918)	67,752	88,226
Comprehensive loss (income) attributable to non-controlling interests:
Operating Partnership	296	(123)	(197)
Joint venture	5,635	419	—
Comprehensive (loss) income attributable to Summit Hotel Properties, Inc.	(157,987)	68,048	88,029
Preferred dividends	(14,838)	(14,838)	(16,671)
Premium on redemption of preferred stock	—	—	(3,277)
Comprehensive (loss) income attributable to common stockholders	$(172,825)	$53,210	$68,081

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2020, 2019 and 2018
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit and Distributions in Excess of Retained Earnings)	Total Shareholders’ Equity	Non-controlling Interests
									Operating Partnership	Joint Venture	Total Equity
Balance at December 31, 2017	12,800,000	$128	104,287,128	$1,043	$1,262,679	$1,451	$9,201	$1,274,502	$2,874	$—	$1,277,376
Redemption of preferred stock	(3,400,000)	(34)	—	—	(81,689)	—	(3,277)	(85,000)	—	—	(85,000)
Common stock redemption of common units	—	—	64,126	1	576	—	—	577	(577)	—	—
Dividends	—	—	—	—	—	—	(92,007)	(92,007)	(218)	—	(92,225)
Equity-based compensation	—	—	619,775	6	6,640	—	—	6,646	19	—	6,665
Shares acquired for employee withholding requirements	—	—	(187,850)	(2)	(2,722)	—	—	(2,724)	—	—	(2,724)
Other	—	—	—	—	(174)	—	—	(174)	—	—	(174)
Other comprehensive loss	—	—	—	—	—	(2,892)	—	(2,892)	(8)	—	(2,900)
Net income	—	—	—	—	—	—	90,921	90,921	205	—	91,126
Balance at December 31, 2018	9,400,000	94	104,783,179	1,048	1,185,310	(1,441)	4,838	1,189,849	2,295	—	1,192,144
Contribution by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	68,712	68,712
Common stock redemption of common units	—	—	50,244	1	475	(31)	—	445	(445)	—	—
Dividends	—	—	—	—	—	—	(89,731)	(89,731)	(178)	(490)	(90,399)
Equity-based compensation	—	—	410,432	4	6,201	—	—	6,205	14	—	6,219
Shares acquired for employee withholding requirements	—	—	(74,340)	(1)	(838)	—	—	(839)	—	—	(839)
Other	—	—	—	—	(199)	—	—	(199)	—	—	(199)
Other comprehensive loss	—	—	—	—	—	(14,562)	—	(14,562)	(34)	—	(14,596)
Net income	—	—	—	—	—	—	82,610	82,610	157	(419)	82,348
Balance at December 31, 2019	9,400,000	94	105,169,515	1,052	1,190,949	(16,034)	(2,283)	1,173,778	1,809	67,803	1,243,390
Contribution by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	622	622
Common stock redemption of common units	—	—	47,279	—	410	(34)	—	376	(376)	—	—
Dividends	—	—	—	—	—	—	(33,391)	(33,391)	(37)	(580)	(34,008)
Equity-based compensation	—	—	557,338	6	6,459	—	—	6,465	11	—	6,476
Shares acquired for employee withholding requirements	—	—	(65,345)	(1)	(468)	—	—	(469)	—	—	(469)
Other	—	—	—	—	(30)	—	—	(30)	—	—	(30)
Other comprehensive loss	—	—	—	—	—	(14,648)	—	(14,648)	(25)	—	(14,673)
Net loss	—	—	—	—	—	—	(143,339)	(143,339)	(271)	(5,635)	(149,245)
Balance at December 31, 2020	9,400,000	$94	105,708,787	$1,057	$1,197,320	$(30,716)	$(179,013)	$988,742	$1,111	$62,210	$1,052,063

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net (loss) income	$(149,245)	$82,348	$91,126
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	109,619	99,445	101,013
Amortization of deferred financing costs	2,267	1,485	1,973
Loss on impairment and write-off of assets	1,759	2,521	1,075
Provision for credit losses	4,821	—	—
Equity-based compensation	6,476	6,219	6,665
Deferred tax asset, net	2,056	(12)	(430)
Loss (gain) on disposal of assets, net	16	(45,418)	(41,474)
Non-cash interest income	(2,848)	(2,477)	(2,045)
Debt transaction costs	365	1,892	401
Other	384	469	770
Changes in operating assets and liabilities:
Trade receivables, net	1,286	511	2,787
Prepaid expenses and other	(997)	552	(1,127)
Accounts payable	(1,422)	(314)	(424)
Accrued expenses and other	(16,589)	1,257	1,341
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(42,052)	148,478	161,651
INVESTING ACTIVITIES
Acquisitions of hotel properties and land	—	(282,557)	(71,002)
Improvements to hotel properties	(22,632)	(59,268)	(66,610)
Investment in hotel properties under development	—	—	(13,430)
Proceeds from asset dispositions, net	—	165,724	104,030
Contract termination payment for asset disposition	(2,200)	—	—
Funding of real estate loans and related expenses	(9,909)	(8,363)	(16,245)
Proceeds from principal payments on real estate loans	4,031	2,300	200
NET CASH USED IN INVESTING ACTIVITIES	(30,710)	(182,164)	(63,057)
FINANCING ACTIVITIES
Proceeds from issuance of debt	202,500	360,000	815,000
Principal payments on debt	(123,748)	(302,287)	(723,098)
Redemption of preferred stock	—	—	(85,000)
Dividends paid	(34,248)	(90,783)	(92,245)
Proceeds from contribution by non-controlling interests in joint venture	622	68,712	—
Financing fees on debt and other issuance costs	(2,832)	(3,840)	(3,978)
Repurchase of common shares for withholding requirements	(469)	(839)	(2,724)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	41,825	30,963	(92,045)
Net change in cash, cash equivalents and restricted cash	(30,937)	(2,723)	6,549
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	69,833	72,556	66,007
End of period	$38,896	$69,833	$72,556
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$40,927	$41,648	$38,743
Accrued improvements to hotel properties	$(2,142)	$(4,856)	$(6,084)
Capitalized interest	$—	$—	$446
Cash payments for income taxes, net of refunds	$(463)	$(229)	$839

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

We focus on owning premium-branded hotels with efficient operating models primarily in the Upscale segment of the lodging industry. At December 31, 2020, our portfolio consisted of 72 hotels with a total of 11,288 guestrooms located in 23 states. At December 31, 2020, we own 100% of the outstanding equity interests in 67 of 72 of our hotels. We own a 51% controlling interest in five hotels that we acquired in 2019 through a joint venture. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to our taxable REIT subsidiaries (“TRS Lessees”).

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

These actions and restrictions have had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline in all forms of travel, both domestic and international, and a significant decline in hotel demand. These conditions have resulted in a substantial decline in our revenues, profitability and cash flows from operations during the twelve months ended December 31, 2020 and are expected to continue to materially adversely affect our operations and financial results until an effective vaccine is broadly distributed, government restrictions are lifted, consumer confidence is restored and a recovery in hospitality and travel-related demand occurs. The COVID-19 pandemic has also led to a disruption and volatility of the capital markets for the hospitality and travel-related industries, which could increase our cost of and limit accessibility to capital.

The COVID-19 pandemic caused the Company to temporarily suspend operations at six hotels containing 934 guestrooms in March 2020. An additional nine hotels, containing 1,278 guestrooms, each of which is adjacent to another of our hotels ("Sister Properties"), continued to accept reservations, but guests were directed to Sister Properties. In May of 2020, five hotels containing 682 guestrooms and four hotel properties adjacent to Sister Properties containing 506 guestrooms were re-opened. During the second half of 2020, three hotel properties adjacent to Sister Properties containing 430 guestrooms were re-opened. As of December 31, 2020, only one hotel with 252 guestrooms still has suspended operations and guests at two other hotels containing 342 guestrooms are being directed to Sister Properties.

The duration and severity of the effects of the COVID-19 pandemic are highly uncertain and difficult to predict. As such, the Company has taken several actions to mitigate the effects of the COVID-19 pandemic on the Company, including the following:

•Further amended loan agreements of our 2018 Senior Credit Facility, 2017 Term Loan and 2018 Term Loan (each defined below) to provide for financial covenant waivers through March 31, 2022, to obtain certain modifications to financial covenant measures through December 31, 2023 and to access the full borrowing capacity under our $400 million revolving credit facility ("$400 Million Revolver") subject to certain conditions. We have no debt maturing before November 2022.

•Completed the offering of $287.5 million of Convertible Notes (as defined in "Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt") in January 2021 and used a portion of the proceeds to repay the outstanding borrowings under our $400 Million Revolver and to partially repay outstanding balances under our term loan obligations. These transactions ensured the availability of sufficient capacity under the $400 Million Revolver to provide adequate liquidity should we experience a continued disruption in lodging demand.

•Amended our joint venture credit agreement to provide for a financial covenant waiver through March 31, 2021, to modify certain financial covenant measures through June 30, 2022, and to access additional availability to fund operating expense deficits and various capital expenditures.

•Suspended the declaration and payment of dividends on our common stock and operating partnership units beginning in the first quarter of 2020. This conserves an additional $19.0 million of cash quarterly, or $75.0 million on an annualized basis.

•Postponed all non-essential capital improvement projects planned for 2020 beyond those already substantially complete and expect to continue to postpone all non-essential capital improvement projects for the foreseeable future.

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

•Implemented a voluntary 25% temporary reduction of base salaries and fees, respectively, for executive officers and independent members of the Board of Directors for a portion of 2020.

•Furloughed approximately 25% of the corporate-level staff in April 2020. Certain of the furloughed staff were reinstated during 2020 to meet specific needs of the Company as supported by our operating performance, but the majority of the furloughed positions were permanently eliminated during the third quarter.

•Implemented temporary salary reductions for the majority of our remaining non-executive employees for a portion of 2020.

•Implemented a temporary hiring freeze for any new corporate-level positions.

It is currently extremely difficult to predict the length of time it will take for us to return to pre-pandemic operational and financial performance. Despite the uncertainty, based on the actions we have taken, we believe we have sufficient cash and access to liquidity to meet our obligations for at least the next twelve months and beyond.

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

We evaluate joint venture partnerships to determine if they should be consolidated based on whether the partners exercise joint control. For a joint venture where we exercise primary control and we also own a majority of the equity interests, we consolidate the joint venture partnership. We have consolidated the accounts of our joint venture partnership with GIC (see "Part II – Item 8. – Financial Statements and Supplementary Data – Note 9 – Equity - Non-controlling Interests in Joint Venture") in our accompanying Consolidated Financial Statements.

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

We monitor events and changes in circumstances for indicators that the carrying value of a hotel property or undeveloped land may be impaired. Additionally, we perform at least annual reviews to monitor the factors that could trigger an impairment.  Factors that we consider for an impairment analysis include, among others: i) significant underperformance relative to historical or anticipated operating results, ii) significant changes in the manner of use of a property or the strategy of our overall business, including changes in the estimated holding periods for hotel properties and land parcels, iii) a significant increase in competition, iv) a significant adverse change in legal factors or regulations, v) changes in values of comparable land or hotel sales, and vi) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows of the specific property and determine if the carrying amount of the asset is recoverable. If the carrying amount of the asset is not recoverable, we estimate the fair value of the property based on discounted cash flows or sales price if the property is under contract and an adjustment is made to reduce the carrying value of the property to its estimated fair value. Due to the adverse effects of the COVID-19 pandemic across our entire portfolio of hotel properties, an impairment evaluation was completed for all our hotel properties and identified no impairment at December 31, 2020.

Intangible Assets

We amortize intangible assets with determined finite useful lives using the straight-line method.  We do not amortize intangible assets with indefinite useful lives, but we evaluate these assets for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. Due to the effects of the COVID-19 pandemic, we evaluated our intangible assets for impairment at December 31, 2020 and identified no impairment.

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

We regularly review the collectability of our trade receivables. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.4 million at December 31, 2020 and $0.2 million at December 31, 2019. Bad debt expense was $0.6 million, $0.5 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which changed lessee accounting to reflect the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet. We adopted ASU No. 2016-02 on January 1, 2019. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of ASC No. 842, Leases. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give companies another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows companies to not apply the new lease standard in the comparative periods they present in their financial statements in the year of adoption. The Company elected certain practical expedients allowed under the guidance and retained the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date. The Company also elected not to restate prior periods for the effect of the adoption of the new standard. In accordance with ASU No. 2016-02, we reclassified certain existing lease-related assets and liabilities to Right-of-use assets as of January 1, 2019. The adoption of ASU No. 2016-02 resulted in the recognition of incremental right-of-use assets and related lease liabilities of $23.6 million on the Consolidated Balance Sheet as of January 1, 2019.

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

Notes Receivables

We selectively provide mezzanine financing to developers, where we also have the opportunity to acquire the hotel at or after the completion of the development project, and we also may provide seller financing in connection with a hotel disposition under limited circumstances. We classify notes receivable as held-to-maturity and carry the notes receivable at cost less the unamortized discount, if any. On January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We routinely evaluate our notes receivable and interest receivables for collectability. Probable losses on notes receivable are recognized in a valuation account that is deducted from the amortized cost basis of the notes receivable and recorded as Provision for credit losses in our Consolidated Statements of Operations. When we place notes receivable on nonaccrual status, we suspend the recognition of interest income until cash interest payments are received. Generally, we return notes receivable to accrual status when all delinquent interest becomes current and collectability of interest is reasonably assured. We do not measure an allowance for credit losses for accrued interest receivable. Accrued interest receivable is written-off to bad debt expense when collection is not reasonably assured.

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

Our Consolidated Financial Statements include non-controlling interests related to common units of limited partnership interests (“Common Units”) in the Operating Partnership held by unaffiliated third parties and third-party ownership of a 49% interest in a consolidated joint venture (See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 9 – Equity – Non-controlling Interest in Joint Venture" for further information).

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

Income Taxes

We have elected to be taxed as a REIT under certain provisions of the IRC. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually to our stockholders at least 90% of our REIT taxable income, subject to certain adjustments and excluding any capital gain. As a REIT, we generally will not be subject to federal income tax (other than taxes paid by our TRSs at regular corporate income tax rates) to the extent we distribute 100% of our REIT taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will be unable to re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT, unless we satisfy certain relief provisions.

Substantially all of our assets are held by and all of our operations are conducted through our Operating Partnership or our subsidiary REITs. Partnerships are not subject to U.S. federal income taxes as revenues and expenses pass through to and are taxed on the owners. Generally, the states and cities where partnerships operate follow the U.S. federal income tax treatment. However, there are a limited number of local and state jurisdictions that tax the taxable income of the Operating Partnership.  Accordingly, we provide for income taxes in these jurisdictions for the Operating Partnership.

Taxable income related to our TRSs are subject to federal, state and local income taxes at applicable tax rates. Our consolidated income tax provision includes the income tax provision related to the operations of the TRSs as well as state and local income taxes related to the Operating Partnership.

Where required, we account for federal and state income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for: i) the future tax consequences attributable to differences between carrying amounts of existing assets and liabilities based on GAAP and the respective carrying amounts for tax purposes, and ii) operating losses and tax-credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the change in tax rates. However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized based on consideration of available evidence. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. Due to the effects of the COVID-19 pandemic, certain of our TRSs have incurred operating losses in the past and are expected to be in a cumulative loss for the foreseeable future. As such, the realizability of our deferred tax assets at December 31, 2020 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all of our deferred tax assets at December 31, 2020.

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

Use of Estimates

Our Consolidated Financial Statements are prepared in conformity with GAAP, which requires us to make estimates based on assumptions about current and, for some estimates, future economic and market conditions that affect reported amounts and related disclosures in our Consolidated Financial Statements. Although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could materially differ from our expectations, which could materially affect our consolidated financial position and results of operations. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic.

New Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU No. 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 is effective for our fiscal year commencing on January 1, 2021, with early adoption permitted. The adoption of ASU No. 2019-12 did not have a material effect on our consolidated financial position or results of operations.

In January 2020, the FASB issued ASU No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or discontinuing the equity method. ASU No. 2020-01 is effective for our fiscal year commencing on January 1, 2021, with early adoption permitted. The adoption of ASU No. 2020-01 did not have a material effect on our consolidated financial position or results of operations.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The objective of ASU No. 2020-06 is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity.

The amendments in ASU No. 2020-06 reduce the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. The amendments in ASU No. 2020-06 remove certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. The amendments also improve the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contracts in an entity’s own equity.

ASU No. 2020-06 is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We elected to adopt ASU No. 2020-06 effective January 1, 2021 in connection with our Convertible Notes Offering closed on January 12, 2021 as described in "Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt." In accordance with the provisions of ASU No. 2020-06, we will account for the convertible notes issued in 2021 entirely as a liability and we will use the if-converted method for diluted share calculations.

NOTE 3 –– INVESTMENT IN HOTEL PROPERTIES, NET

Investment in Hotel Properties, net

Investment in hotel properties, net at December 31, 2020 and 2019 include (in thousands):

	2020	2019
Land	$319,603	$319,603
Hotel buildings and improvements	2,066,986	2,049,384
Furniture, fixtures and equipment	173,351	173,128
Construction in progress	8,903	9,388
Intangible assets	11,231	11,231
Real estate development loan	16,508	5,485
	2,596,582	2,568,219
Less - accumulated depreciation	(490,636)	(383,987)
	$2,105,946	$2,184,232

During the year ended December 31, 2019, we provided a mezzanine loan to fund up to $28.9 million for a mixed-use development project that includes a hotel property, retail space, and parking. We have classified the mezzanine loan as Investment in hotel properties, net in our Consolidated Balance Sheets at December 31, 2020 and 2019 (See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 4 – Investment in Real Estate Loans" for further information).

Depreciation expense was $109.2 million, $99.0 million, and $100.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Intangible assets included in Investment in hotel properties, net in our Consolidated Balance Sheets include the following (in thousands):

	Weighted Average Amortization Period (in Years)	2020	2019
Intangible assets:
Air rights (1)	n/a	$10,754	$10,754
In-place lease agreements	1	397	397
Other	n/a	80	80
		11,231	11,231
Less - accumulated amortization		(310)	(224)
Intangible assets, net		$10,921	$11,007

(1)    In conjunction with the acquisition of the Courtyard by Marriott - Charlotte, NC, the Company acquired certain air rights related to the hotel property.

Future amortization expense is expected to be as follows (in thousands):

Finite-Lived Intangible Assets
2021	$87

Hotel Property Acquisitions

We did not acquire any hotel properties during 2020. Hotel property acquisitions in 2019 were as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Guestrooms	Purchase Price
Year Ended December 31, 2019
August 6, 2019	Hampton Inn & Suites	Silverthorne, CO	88	$25,500
October 8, 2019	Portfolio Purchase - four properties(1)	various(1)	710	249,000
			798	$274,500	(2)

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

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

2019
Land	$44,868
Hotel buildings and improvements	219,410
Furniture, fixtures and equipment	12,995
Other assets	1,103
Total assets acquired	278,376
Less other liabilities	(79)
Net assets acquired (1)	$278,297

(1)       The net assets acquired in 2019 were purchased for $274.5 million plus the purchase of adjacent land parcels totaling $2.4 million, $1.0 million of net working capital assets and capitalized transaction costs of $0.4 million.

All hotel purchases completed in 2019 were deemed to be the acquisition of assets. Therefore, acquisition costs related to these transactions have been capitalized as part of the recorded amount of the acquired assets.

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

The results of operations of acquired hotel properties are included in the Consolidated Statements of Operations beginning on their respective acquisition dates. The following unaudited pro forma information includes operating results for 72 hotels owned as of December 31, 2020 as if all such hotels had been owned by us since January 1, 2019.  For hotels acquired by us after January 1, 2019 (the "Acquired Hotels"), we have included in the unaudited pro forma information the financial results of each of the Acquired Hotels for the period from January 1, 2019 to the date the Acquired Hotels were purchased by us (the "Pre-Acquisition Period"). The financial results for the Pre-Acquisition Period were provided by the third-party owner of such Acquired Hotel prior to purchase by us and such information has not been audited or reviewed by our auditors or adjusted by us. For hotels sold by us between January 1, 2019 and December 31, 2020 (the "Disposed Hotels"), the unaudited pro forma information excludes the financial results, including gains on disposal of assets, of each of the Disposed Hotels for the period of ownership by us from January 1, 2019 through the date that the Disposed Hotels were sold by us. The unaudited pro forma information is included to enable comparison of results for the current reporting period to results for the comparable period of the prior year and is not indicative of what actual results of operations would have been had the hotel acquisitions and dispositions taken place on or before January 1, 2019. The unaudited pro forma amounts exclude the gain or loss on the sale of hotel properties during the years ended December 31, 2020 and 2019. This information does not purport to be indicative of or represent results of operations for future periods.

The unaudited condensed pro forma financial information for the 72 hotel properties owned at December 31, 2020 for the twelve months ended December 31, 2020 and 2019 is as follows (in thousands, except per share):

	2020	2019
Revenues	$234,463	$572,262
Income from hotel operations	$27,792	$215,372
Net (loss) income (1)	$(149,399)	$57,909
Net (loss) income attributable to common stockholders, net of amount allocated to participating securities and non-controlling interests (2)	$(158,411)	$33,671
Basic and diluted net (loss) income per share attributable to common stockholders (2)	$(1.52)	$0.32

(1)    Unaudited pro forma amounts include depreciation expense, property tax expense, interest expense, income tax expense, loss on impairment of assets and corporate general and administrative expenses totaling $214.0 million and $197.1 million for the twelve months ended December 31, 2020 and 2019, respectively.
(2)    Unaudited pro forma amounts include depreciation expense, property tax expense, interest expense, income tax expense, loss on impairment of assets and corporate general and administrative expenses totaling $204.9 million and $193.8 million for the twelve months ended December 31, 2020 and 2019, respectively.

Asset Sales

We did not sell any hotel properties in 2020. A summary of the dispositions in 2019 is as follows (dollars in thousands):

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
(3)    The portfolio included the Hilton Garden Inn in Birmingham (Lakeshore), AL and the Hilton Garden Inn in Birmingham (Liberty Park), AL.

Loss on Impairment and Write-off of Assets

During the year ended December 31, 2020, the Company recorded a charge to Loss on impairment and write-off of assets of $1.8 million on its purchase options related to real estate development loans. See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 10 – Fair Value Measurement" for further information.

During the year ended December 31, 2020, one of the real estate development loans with a principal balance of $3.8 million was repaid in full as described in “Part II – Item 8. – Financial Statements and Supplementary Data – Note 4 – Investment in Real Estate Loans.” As the Company elected not to exercise its purchase option related to this development project, a Loss on impairment and write-off of assets of $1.0 million was recorded to write-off the carrying amount of the purchase option.

During the year ended December 31, 2019, the Company recorded an impairment charge of $1.7 million for the Hyatt Place - Chicago (Hoffman Estates) to reduce the net carrying amount of the property to its estimated net fair market value of $5.9 million, which was determined by an independent third-party appraisal.

During the year ended December 31, 2019, the Company also recorded impairment charges on two land parcels to reduce the net carrying amounts of the properties to their estimated fair market values based on independent third-party appraisals and a purchase contract for the sale of one of the land parcels that is expected to be completed in 2021.

NOTE 4 — INVESTMENT IN REAL ESTATE LOANS

Investment in real estate loans, net at December 31, 2020 and 2019 is as follows (in thousands):

	2020	2019
Real estate loans	$28,671	$32,831
Unamortized discount	—	(1,895)
Allowance for credit losses	(4,982)	—
	$23,689	$30,936

The amortized cost bases of our Investment in real estate loans, net approximate their fair value.

Real Estate Development Loans

We provided mezzanine loans on three real estate development projects to fund up to an aggregate of $29.6 million for the development of three hotel properties. The three real estate development loans closed in the fourth quarter of 2017 and each has a stated interest rate of 8% and an initial term of approximately three years.  We have separate options related to each loan (each the "Initial Option") to purchase a 90% interest in each joint venture that owns the respective hotel upon completion of construction. The Initial Options are exercisable while the related real estate development loan is outstanding. We also have the right to purchase the remaining interests in each joint venture at future dates, generally five years after we exercise our Initial Option. We recorded the aggregate estimated fair value of the Initial Options totaling $6.1 million in Other assets and as a discount to the related real estate loans. The discount will be amortized as a component of non-cash interest income over the initial term of the real estate loans using the straight-line method, which approximates the interest method. We recorded amortization of the discount of $1.7 million and $2.1 million during the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, we recorded a Loss on impairment of assets of $1.8 million related to two of the purchase options. See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 10 – Fair Value Measurement" for further information.

During the year ended December 31, 2020, one of the real estate development loans with a principal balance of $3.8 million was repaid in full. As the Company elected not to exercise its purchase option related to this development project, a Loss on impairment and write-off of assets of $1.0 million was recorded to write-off the carrying amount of the purchase option.

The COVID-19 pandemic has adversely affected the operations of the hotels that collateralize our mezzanine loans. As a result, our mezzanine borrowers have requested, and we have granted, deferrals of interest payments through March 5, 2021. Therefore, we have suspended the recognition of interest income for these loans until the cash interest payments are received. At December 31, 2020, the amortized cost basis of the two real estate development loans was $26.3 million and we have recorded an allowance for credit losses of $2.6 million related to these loans. During the year ended December 31, 2020, we recorded interest income of $0.5 million related to these loans and non-cash interest income of $1.4 million due to the amortization of the related discounts. We are currently in negotiations with the borrowers to extend, restructure, or obtain full or partial repayment of the outstanding principal balance and related accrued interest. The current maturity dates for the loans are March 5, 2021.

During the year ended December 31, 2019, we provided a mezzanine loan to fund up to $28.9 million for a mixed-use development project that includes a hotel property, retail space, and parking. The loan closed in the third quarter of 2019 and has a stated interest rate of 9%. In November 2020, we extended the maturity date of the loan from February 15, 2022 to May 15, 2022. The loan is secured by a second mortgage on the development project and a pledge of the equity in the project owner. As of December 31, 2020, we have funded $17.7 million of the loan commitment. Upon completion of construction, we have an option to purchase a 90% interest in the hotel (the “Initial Purchase Option”). We also have the right to purchase the remaining interest in the hotel five years after the completion of construction. We have issued a $10.0 million letter of credit under our senior revolving credit facility to secure the exercise of the Initial Purchase Option. As such, we have classified the loan as Investment in hotel properties, net on our Consolidated Balance Sheets at December 31, 2020. Interest income on the mezzanine loan will be recorded in our Consolidated Statement of Operations as it is earned. We have recorded the aggregate estimated fair value of the Initial Purchase Option totaling $2.8 million in Other assets and as a contra-asset to Investment in hotel properties, net. The contra-asset will be amortized as a component of non-cash interest income over the term of the real estate development loan using the straight-line method, which approximates the interest method. During the years ended December 31, 2020 and 2019, we amortized $1.1 million and $0.4 million, respectively, as non-cash interest income. Including the amortization of the contra-asset, the current effective interest rate on this loan is approximately 13.8%.

Seller-Financing Loans

On June 29, 2018, we sold the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA for an aggregate selling price of $24.9 million. We provided seller financing totaling $3.6 million on the sale of these properties under two, 3.5 year second mortgage notes with a blended interest rate of 7.38% that are further collateralized by a personal guarantee from the principal of the borrower. As of December 31, 2020, there was $2.4 million outstanding on the seller-financing loans. We are in negotiations with the borrower to secure repayment of the outstanding balance and unpaid interest on the loans. There can be no assurance that we will be successful in our negotiations with the borrower such that we will be able to secure full repayment of the outstanding obligations. As such, we have recorded an allowance for credit losses in an amount equal to the outstanding balance of the loans at December 31, 2020. Additionally, we have suspended the recognition of interest income for these loans until the cash interest payments are received.

NOTE 5 — SUPPLEMENTAL BALANCE SHEET INFORMATION

Assets Held for Sale, net

Assets held for sale at December 31, 2020 and 2019 consists of a land parcel in Flagstaff, AZ, which is currently under contract for sale.

During the year ended December 31, 2019, we recognized a loss on impairment of assets of $0.1 million to reduce the carrying value of the land parcel in Flagstaff, AZ to its estimated net sales price based on a pending sales contract that is expected to close in 2021.

Restricted Cash

Restricted cash at December 31, 2020 and 2019 was as follows (in thousands):

	2020	2019
FF&E reserves	$16,094	$25,664
Property taxes	1,469	1,728
Other	614	203
	$18,177	$27,595

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

On April 13, 2020, as a result of the COVID-19 pandemic, Marriott International, Inc. (“Marriott”) agreed to allow us to use $1.6 million of cash deposited in FF&E Reserve Accounts for seven of our Marriott-branded hotels managed by Marriott affiliates (“Marriott Hotels”) to pay for the working capital needs of the respective hotels. In addition, Marriott released $8.9 million to us from the FF&E Reserve Accounts (“Borrowed Reserve”) of the Marriott Hotels for general corporate purposes. The Borrowed Reserve must be replenished into the respective FF&E Reserve Accounts in ten equal monthly installments beginning on the date that is twelve months prior to the next scheduled renovation date for each of the Marriott Hotels (“Renovation Date”) or in a lump sum payment no later than sixty days prior to each respective Renovation Date. Furthermore, Marriott has suspended our obligation to fund monthly FF&E reserves for the Marriott Hotels through December 31, 2021. We do not expect to replenish any of the Borrowed Reserve over the next twelve months.

Prepaid Expenses and Other

Prepaid expenses and other at December 31, 2020 and 2019 included the following (in thousands):

	2020	2019
Prepaid insurance	$4,123	$3,501
Other	3,018	3,311
Prepaid taxes	2,622	2,032
	$9,763	$8,844

Deferred Charges

Deferred charges at December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Initial franchise fees	$6,795	$6,615
Less - accumulated amortization	(2,366)	(1,906)
	$4,429	$4,709

Amortization expense for the years ended December 31, 2020, 2019, and 2018 was $0.5 million, $0.4 million and $0.5 million, respectively.

Other Assets

Other assets at December 31, 2020 and 2019 included the following (in thousands):

	2020	2019
Purchase options related to real estate loans	$7,161	$8,920
Other	1,013	981
Deferred tax asset, net	2	2,138
	$8,176	$12,039

Accrued Expenses and Other

Accrued expenses and other at December 31, 2020 and 2019 included the following (in thousands):

	2020	2019
Derivative financial instruments	$30,850	$16,177
Accrued property, sales and income taxes	17,713	21,392
Accrued salaries and benefits	6,632	11,625
Other accrued expenses at hotels	5,922	13,274
Other	2,793	8,209
Accrued interest	1,189	1,082
	$65,099	$71,759

NOTE 6 –– DEBT

At December 31, 2020 and 2019, our indebtedness was comprised of borrowings under the 2018 Senior Credit Facility (as defined below), the 2018 Term Loan (as defined below), the 2017 Term Loan (as defined below), the Joint Venture Credit Facility (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 3.43% and 3.95% at December 31, 2020 and 2019, respectively.

$600 Million Senior Credit and Term Loan Facility

On December 6, 2018, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $600.0 million senior credit facility (the “2018 Senior Credit Facility”) with Deutsche Bank AG New York Branch, as administrative agent, and a syndicate of lenders. The 2018 Senior Credit Facility is comprised of the $400 Million Revolver and a $200.0 million term loan facility (the “$200 Million Term Loan”). At December 31, 2020, we had $355.0 million borrowed and $165.0 million available to borrow plus an additional $50.0 million available to borrow subject to certain security requirements to be provided to the lender.

First, Second and Third Amendment to $600.0 Million Senior Credit Facility

On May 7, 2020, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the credit facility documentation as a subsidiary guarantor entered into the First Amendment to Credit Agreement (the “First Amendment”) of the 2018 Senior Credit Facility with Deutsche Bank AG New York Branch, as administrative agent, and a syndicate of lenders. Such parties further amended the 2018 Senior Credit Facility on January 6, 2021 by entering into the Second Amendment to Credit Agreement (the “Second Amendment”), and again on February 5, 2021 by entering into the Third Amendment to Credit Agreement (the “Third Amendment,” collectively with the First Amendment, the “Credit Facility Amendments”).

The First Amendment provides that certain financial and other covenants under the 2018 Senior Credit Facility were waived or adjusted, for the periods described below, with the further adjustments to such covenants made pursuant to the Third Amendment, as indicated below:

•Waivers of key financial and certain other covenants in the 2018 Senior Credit Facility for the period April 1, 2020 through March 31, 2021, which period was extended through March 31, 2022; and
•Beginning on April 1, 2022, adjustments to certain other key financial covenants go into effect through December 31, 2022 including:
◦Reduction of the Minimum Consolidated Fixed Charge Coverage Ratio;
◦Increase of the Maximum Unsecured Leverage Ratio; and
◦Reduction of the Minimum Unsecured Interest Coverage Ratio;
•Increases to the Maximum Leverage Ratio, adjusting down beginning in the second quarter of 2022 and continuing through calendar year 2023.

The interest rate during the periods of the financial and covenant waivers and adjustments was set at Pricing Level VII in the First Amendment, and re-set at Pricing Level VIII in the Third Amendment as defined in the 2018 Senior Credit Facility documents and Third Amendment, respectively.

The Credit Facility Amendments require the borrower and certain subsidiaries to pledge to the secured parties all of the equity interests in the entities that own all properties included in the unencumbered asset pool supporting the facility (“Unencumbered Properties”), as well as the equity interests in the TRS lessees related to such Unencumbered Properties until the borrower meets certain conditions for their release.

On January 6, 2021, the borrower, the Company and the parties to the 2018 Senior Credit Facility entered into the Second Amendment which permitted the Company to complete the Convertible Notes Offering (defined below).

The First Amendment confirmed that the borrower may advance up to an additional $100 million on the existing revolving facility. Such provision was revised in the Third Amendment to allow the borrower to advance up to an additional $350 million on the existing revolving facility. Furthermore, the Credit Facility Amendments permit the borrower to advance an additional $50 million, in addition to the $100 million and $350 million advances described in the preceding sentences, upon filing mortgages and related security agreements on all Unencumbered Properties, with such security documents to be released upon the borrower meeting certain conditions for their release.

The Third Amendment revises the restrictions that were previously placed on certain investments in assets, equity offerings and securing of permitted indebtedness to permit the borrower and Company to take such actions, provided that (i) portions of the proceeds from such events will be used to pay down the balance of the 2018 Senior Credit Facility, the 2018 Term Loan (defined below) and 2017 Term Loan (defined below) in accordance with the terms of the Third Amendment, and (ii) the borrower and Company comply with the other conditions to taking such actions, including maintaining a minimum of $150 million in liquidity.

Certain other typical limitations and conditions for credit facilities of this nature were included among the provisions in the First Amendment including, among other provisions, limitations on the use of revolving facility advances, certain restrictions on payments of dividends and establishment of a minimum liquidity requirement.

At December 31, 2020, we were in compliance with all financial covenants.

The 2018 Senior Credit Facility has an accordion feature which will allow the Company to increase the total commitments by an aggregate of up to $300.0 million. The $400 Million Revolver will mature on March 31, 2023 and can be extended to March 31, 2024 at the Company’s option, subject to certain conditions. The $200 Million Term Loan will mature on April 1, 2024.

Term Loans

2018 Term Loan

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a new $225.0 million term loan (the “2018 Term Loan”) with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documentation, which is fully drawn as of December 31, 2020. The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the maturity date of February 14, 2025, subject to certain conditions.

Third, Fourth, Fifth and Sixth Amendments to $225.0 Million 2018 Term Loan

The Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the credit facility documentation as a subsidiary guarantor entered into the Third Amendment to the First Amended and Restated Credit Agreement (the “Third Term Amendment”), the Fourth Amendment to the First Amended and Restated Credit Agreement ("Fourth Term Amendment"), the Fifth Amendment to the First Amended and Restated Credit Agreement ("Fifth Term Amendment"), and the Sixth Amendment to the First Amended and Restated Credit Agreement ("Sixth Term Amendment") of the Operating Partnership’s 2018 Term Loan with KeyBank National Association, as administrative agent, and a syndicate of lenders on May 7, 2020, August 6, 2020, January 6, 2021 and February 5, 2021 respectively. The changes to the 2018 Term Loan effected by the Third Term Amendment, Fifth Term Amendment and Sixth Term Amendment are substantially similar to the changes described above effected by the First Amendment, Second Amendment and Third Amendment to the Company’s 2018 Senior Credit Facility.

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.35% and 1.95%, depending upon our leverage ratio (as defined in the loan documents). The pricing grid was modified under the Third Term Amendment and Fourth Term Amendment such that during the Amendment Period the applicable margin will be set at Pricing Level VII, as defined in the 2018 Term Loan documents. We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at December 31, 2020 was 2.15%.

Financial and Other Covenants. We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2018 Term Loan. The Third Term Amendment and Sixth Term Amendment provide that certain financial and other covenants under the 2018 Term Loan were waived or adjusted, which waivers and adjustments are the same as under the amendments to the Company’s 2018 Senior Credit Facility. At December 31, 2020, we were in compliance with all financial covenants.

Unencumbered Assets. The Third Term Amendment requires the borrower and certain subsidiaries to pledge to the secured parties all of the equity interests in the entities that own the Unencumbered Properties, as well as the equity interests in the TRS lessees related to such Unencumbered Properties until the borrower meets certain conditions for the release of such pledges. During the period that the pledges are in place, as well as at all other times during the term of the facility, borrowings under the 2018 Term Loan are limited by the value of the Unencumbered Assets.

2017 Term Loan

On September 26, 2017, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $225.0 million term loan (the "2017 Term Loan") with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documentation.

Second, Third, Fourth and Fifth Amendments to $225.0 Million 2017 Term Loan

The Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the credit facility documentation as a subsidiary guarantor entered into the Second Amendment to the Credit Agreement (the “Second 2017 Term Amendment”), the Third Amendment to the Credit Agreement (the "Third 2017 Term Amendment"), the Fourth Amendment to the Credit Agreement (the "Fourth 2017 Term Amendment") and the Fifth Amendment to the Credit Agreement (the "Fifth 2017 Term Amendment") of the Operating Partnership’s 2017 Term Loan with KeyBank National Association, as administrative agent, and a syndicate of lenders on May 7, 2020, August 6, 2020, January 6, 2021 and February 5, 2021, respectively. The changes to the 2017 Term Loan effected by the Second 2017 Term Amendment, Fourth 2017 Term Amendment and Fifth 2017 Term Amendment are substantially similar to the changes described above effected by the First Amendment, Second Amendment and Third Amendment to the Company’s 2018 Senior Credit Facility.

The 2017 Term Loan has an accordion feature which allows us to increase the total commitments by an aggregate of $175.0 million prior to the maturity date, subject to certain conditions. The 2017 Term Loan matures on November 25, 2022.

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.45% and 2.25%, depending upon our leverage ratio (as defined in the loan documents). The pricing grid was modified under the Second 2017 Term Amendment and Third 2017 Term Amendment such that during the Amendment Period the applicable margin will be set at Pricing Level VI, as defined in the 2017 Term Loan documents. We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at December 31, 2020 was 2.45%.

Financial and Other Covenants. We are required to comply with a series of financial and other covenants to draw and maintain borrowings under the 2017 Term Loan. The Second 2017 Term Amendment and Fifth 2017 Term Amendment provide that certain financial and other covenants under the 2017 Term Loan were waived or adjusted, which waivers and adjustments are the same as under the amendments to the Company’s 2018 Senior Credit Facility. At December 31, 2020, we were in compliance with all financial covenants.

Unencumbered Assets. The Second 2017 Term Amendment requires the borrower and certain subsidiaries to pledge to the secured parties all of the equity interests in the entities that own the Unencumbered Properties, as well as the equity interests in the TRS lessees related to such Unencumbered Properties until the borrower meets certain conditions for the release of such pledges. During the period that the pledges are in place, as well as at all other times during the term of the facility, borrowings under the 2017 Term Loan are limited by the value of the Unencumbered Assets.

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

The Parent is the joint venture including the Operating Partnership and an affiliate of GIC, Singapore's sovereign wealth fund. See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 9 – Equity – Non-controlling Interests in Joint Venture" for additional information. The Operating Partnership and the Company are not borrowers or guarantors of the Joint Venture Credit Facility. The Joint Venture Credit Facility is guaranteed by all of the Borrower’s existing and future subsidiaries, subject to certain exceptions.

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

Second Amendment to $200 Million Joint Venture Credit Facility

On June 18, 2020, the Borrower, Summit Hospitality JV, LP, as parent, and each party executing the credit facility documentation as a subsidiary guarantor, entered into the Second Amendment to Credit Agreement (the “JV Second Amendment”) of the Joint Venture Credit Facility with Bank of America, N.A., as administrative agent, BofA Securities, Inc., as sole lead arranger and sole bookrunner, and a syndicate of lenders including Bank of America, N.A., KeyBank National Association, and Bank of Montreal, Chicago Branch.

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

At December 31, 2020, we were in compliance with all financial covenants.

Borrowing Base Assets. The Joint Venture Credit Facility is secured primarily by a first priority pledge of the Borrower's equity interests in the subsidiaries that hold the borrowing base assets, and the related TRS entities, which wholly own the TRS Lessees that lease each of the borrowing base assets.

MetaBank Loan

On June 30, 2017, we entered into a $47.6 million secured, non-recourse loan with MetaBank (the "MetaBank Loan"). During the year ended December 31, 2017, we borrowed $47.6 million on the MetaBank Loan and used the proceeds to pay down the principal balance of our former $300 million revolving credit facility. The MetaBank Loan provides for a fixed interest rate of 4.44% and originally provided for interest only payments for 18 months following the closing date. On January 31, 2019, we entered into a modification agreement, at no additional cost, that increased the interest-only period from 18 months to 24 months following the closing date. Beginning August 1, 2019, the loan amortizes over 25 years through the maturity date of July 1, 2027. The MetaBank Loan is secured by three hotels and is subject to a prepayment penalty if prepaid prior to April 1, 2027. On May 1, 2020, MetaBank waived the annual minimum debt service covenant ratio for the year ended December 31, 2020. The next covenant measurement date is December 31, 2021.

At December 31, 2020 and 2019 our outstanding indebtedness was as follows (in thousands):

Lender	Reference	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Properties Encumbered	Balance at
						December 31,
					12/31/2020	2020	2019
$600 Million Senior Credit and Term Loan Facility (1)
Deutsche Bank AG New York Branch
$400 Million Revolver		2.40% Variable	n/a	March 31, 2023	n/a	$155,000	$75,000
$200 Million Term Loan		2.35% Variable	n/a	April 1, 2024	n/a	200,000	200,000
Total Senior Credit and Term Loan Facility						355,000	275,000

Joint Venture Credit Facility (2)
Bank of America, N.A.
$125 Million Revolver		2.40% Variable	n/a	October 8, 2023	n/a	67,500	65,000
$75 Million Term Loan		2.35% Variable	n/a	October 8, 2023	n/a	75,000	75,000
Total Joint Venture Credit Facility						142,500	140,000

Term Loans (1)
Term Loan (KeyBank National Association, as Administrative Agent)		2.45% Variable	n/a	November 25, 2022	n/a	225,000	225,000
Term Loan (KeyBank National Association, as Administrative Agent)		2.15% Variable	n/a	February 14, 2025	n/a	225,000	225,000

Secured Mortgage Indebtedness
KeyBank National Association	(3)	4.46% Fixed	30	February 1, 2023	3	19,039	19,510
	(4)	4.52% Fixed	30	April 1, 2023	3	19,520	19,992
	(5)	4.30% Fixed	30	April 1, 2023	3	18,852	19,323
	(6)	4.95% Fixed	30	August 1, 2023	2	33,947	34,695
MetaBank	(7)	4.44% Fixed	25	July 1, 2027	3	46,172	47,226
Bank of Cascades	(8)	2.14% Variable	25	December 19, 2024	1	8,224	8,490
	(8)	4.30% Fixed	25	December 19, 2024	—	8,224	8,490
Total Mortgage Loans					15	153,978	157,726
Total Debt						1,101,478	1,022,726
Unamortized debt issuance costs						(6,733)	(6,563)
Debt, net of issuance costs						$1,094,745	$1,016,163

(1) The $600 million Senior Revolving Credit and Term Loan Facility and Term Loans are supported by a borrowing base of 52 unencumbered hotel properties and a pledge of the equity securities of the entities that own the 52 properties and their affiliates. On January 12, 2021, we closed the Convertible Notes Offering of $287.5 million and used a portion of the proceeds to repay all of the $160.0 million of outstanding obligations under the $400 Million Revolver and $98.5 million of the outstanding balance of the 2017 Term Loan.

(2) The Joint Venture Credit Facility is secured by pledges of the equity in the entities (and affiliated entities) that own the hotels.

(3) On January 25, 2013, we closed on a $29.4 million loan with a fixed rate of 4.46% and a maturity of February 1, 2023. This loan is secured by three of the Hyatt Place hotels we acquired in October 2012. These hotels are located in Chicago (Lombard), IL; Denver (Lone Tree), CO; and Denver (Englewood), CO.  This loan is subject to defeasance costs if prepaid. On March 19, 2019, we defeased $6.3 million of the principal balance to have the encumbrance released on one property, the Hyatt Place in Arlington, TX, to facilitate the sale of the property. As a result of this transaction, we recorded debt transaction costs of $0.6 million in 2019 primarily related to the debt defeasance premium.

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

Our total fixed-rate and variable-rate debt at December 31, 2020 and 2019, after giving effect to our interest rate derivatives, is as follows (in thousands):

	2020	Percentage	2019	Percentage
Fixed-rate debt	$545,754	50%	$549,236	54%
Variable-rate debt	555,724	50%	473,490	46%
	$1,101,478		$1,022,726

Contractual principal payments for each of the next five years are as follows (in thousands):

2021	$3,912
2022	229,072
2023	385,935
2024	216,105
2025	226,319
Thereafter	40,135
$1,101,478

 Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Fixed-rate debt	$145,754	$143,244	$149,236	$151,268	Level 2 - Market approach

At December 31, 2020 and 2019, we had $400.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to “Part II – Item 8. – Financial Statements and Supplementary Data – Note 8 – Derivative Financial Instruments and Hedging.”

Convertible Senior Notes and Capped Call Options

On January 7, 2021, we entered into an underwriting agreement (the “Convertible Notes Offering”) pursuant to which the Company agreed to offer and sell $287.5 million aggregate principal amount of the Company’s 1.50% convertible senior notes due 2026 (the “Convertible Notes). The net proceeds from the Convertible Notes Offering, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company (including net proceeds from the full exercise by the underwriters of their over-allotment option to purchase additional Convertible Notes), were approximately $279.8 million before consideration of the Capped Call Transactions (as defined below). These proceeds were used to pay the cost of the Capped Call Transactions and to partially repay outstanding obligations under the 2018 Senior Credit Facility and 2017 Term Loan.

The Convertible Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The Convertible Notes will mature on February 15, 2026 (the “Maturity Date”), unless earlier converted, purchased or redeemed. Prior to February 15, 2026, the Convertible Notes will be convertible only upon certain circumstances and during certain periods. Prior to August 15, 2025, holders may convert any of their Convertible Notes into shares of the Company’s common stock, at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day prior to the Maturity Date, unless the Convertible Notes have been previously purchased or redeemed by the Company.

The initial conversion rate of the Convertible Notes is 83.4028 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $11.99 per share of common stock. The conversion rate is subject to adjustment in certain circumstances.

On January 7, 2021, in connection with the pricing of the Convertible Notes, and on January 8, 2021, in connection with the full exercise by the Underwriters of their option to purchase additional Convertible Notes pursuant to the Underwriting Agreement, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the underwriters or their respective affiliates and another financial institution (the “Capped Call Counterparties”). The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the number of shares of common stock underlying the Convertible Notes. The Capped Call Transactions are generally expected to reduce the potential dilution to holders of shares of common stock upon conversion of the Convertible Notes or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted Convertible Notes upon conversion thereof, with such reduction or offset subject to a cap.

The effective strike price of the Capped Call Transactions is initially $15.26, which represents a premium of 75.0% over the last reported sale price of the common stock on the New York Stock Exchange on January 7, 2021, and is subject to certain adjustments under the terms of the Capped Call transactions.

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

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business. In addition, we rent or sublease certain owned real estate to third parties. In 2020, 2019, and 2018, we recorded gross third party tenant income of $1.9 million, $2.2 million, and $1.7 million, respectively, which were recorded in Other income in the Consolidated Statements of Operations.

The majority of our third-party tenants requested rent deferrals to ease the negative financial effects of the COVID-19 pandemic on their businesses. We have generally negotiated with these tenants and granted rent deferrals that defer rent for a specified number of months and require repayment of the deferred rent over a negotiated period of time.

On January 1, 2019, the Company adopted ASC No. 842, Leases, and recognized right-of-use assets and related liabilities. The right-of-use assets and related liabilities include renewal options reasonably certain to be exercised. We base our lease calculations on our estimated incremental borrowing rate. As of December 31, 2020, our weighted average incremental borrowing rate was 4.9%.

In 2020, 2019, and 2018, the Company's total operating lease cost was $3.1 million, $3.3 million, and $3.6 million, respectively, and the operating cash outflows from operating leases was $2.8 million, $3.0 million, and $3.6 million, respectively. As of December 31, 2020, the weighted average operating lease term was 28.25 years.

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

Operating lease maturities as of December 31, 2020 are as follows (in thousands):

2021	$2,066
2022	1,842
2023	970
2024	910
2025	912
Thereafter	27,994
Total lease payments (1)	34,694
Less imputed interest	(16,256)
Total	$18,438

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

Information about our derivative financial instruments at December 31, 2020 and 2019 is as follows (dollar amounts in thousands):

			Average Annual Effective Fixed Rate	Notional Amount		Fair Value
Contract date	Effective Date	Expiration Date		December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	$100,000	$100,000	$(3,831)	$(1,316)
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	100,000	100,000	(3,853)	(1,350)
June 11, 2018	September 28, 2018	September 30, 2024	2.87%	75,000	75,000	(7,371)	(4,389)
June 11, 2018	December 31, 2018	December 31, 2025	2.93%	125,000	125,000	(15,795)	(9,122)
				$400,000	$400,000	$(30,850)	$(16,177)

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At December 31, 2020 and 2019, all of our interest rate swaps were in a liability position as a result of a decline in short term interest rates and a continued flattening of the forward yield curve. Our interest rate swaps are recorded in Accrued expenses and other in our Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and we are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Other comprehensive income and are reclassified to Interest expense in our Consolidated Statements of Operations in the period in which the hedged item affects earnings. In 2021, we estimate that an additional $9.3 million will be reclassified from Other comprehensive income and recorded as an increase to Interest expense.

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	2020	2019	2018
Loss recognized in Accumulated other comprehensive loss on derivative financial instruments	$(22,090)	$(15,327)	$(3,050)
Loss reclassified from Accumulated other comprehensive loss to Interest expense	$(7,417)	$(731)	$(150)
Total interest expense and other finance expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded	$(43,300)	$(41,030)	$(41,944)

NOTE 9 — EQUITY

Common Stock

The Company is authorized to issue up to 500,000,000 shares of common stock, $0.01 par value per share (the "Common Stock").   Each outstanding share of our Common Stock entitles the holder to one vote on all matters submitted to a vote of stockholders, including the election of directors and, except as may be provided with respect to any other class or series of stock, the holders of such shares possess the exclusive voting power.

On May 25, 2017, the Company and the Operating Partnership entered into separate sales agreements (collectively, the “Sales Agreements”) with each of Robert W. Baird & Co. Incorporated, Raymond James & Associates, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., RBC Capital Markets, LLC, KeyBanc Capital Markets Inc., Canaccord Genuity Inc. (this agreement was terminated on September 29, 2017), Jefferies LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, and BTIG, LLC (collectively, the “Sales Agents”), pursuant to which the Company may sell our Common Stock having an aggregate offering price of up to $200.0 million (the “Shares”), from time to time through the Sales Agents, each acting as a sales agent and/or principal (the "2017 ATM Program"). At the same time, the Company terminated each of the sales agreements entered into in connection with its prior at-the-market offering program. To date, we have not sold any shares of our Common Stock under the 2017 ATM Program.

Changes in Common Stock during the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Beginning common shares outstanding	105,169,515	104,783,179
Grants under the Equity Plan	676,171	537,734
Common Unit redemptions	47,279	50,244
Annual grants to independent directors	93,810	40,455
Performance share and other forfeitures	(212,643)	(167,757)
Shares retained for employee tax withholding requirements	(65,345)	(74,340)
Ending common shares outstanding	105,708,787	105,169,515

At December 31, 2020 and 2019, the Company had reserved 13,760,920 and 14,365,537 shares of Common Stock, respectively, for the issuance of Common Stock (i) upon the exercise of stock options, issuance of time-based restricted stock awards, issuance of performance-based restricted stock awards, grants of director stock awards, or other awards issued pursuant to our Equity Plan, (ii) upon redemption of Common Units, or (iii) under the 2017 ATM Program.

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

At December 31, 2020 and 2019, unaffiliated third parties owned 161,742 and 209,021, respectively, of Common Units of the Operating Partnership, representing less than a 1% limited partnership interest in the Operating Partnership.

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

Non-controlling Interests in Joint Venture

In July 2019, the Company entered into a joint venture with GIC, Singapore’s sovereign wealth fund, to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the joint venture and intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the joint venture and will have the potential to earn incentive fees based on the joint venture achieving certain return thresholds. As of December 31, 2020, the joint venture owns the five hotel properties acquired in 2019.

The joint venture owns the hotels through a master real estate investment trust (“Master REIT”) and subsidiary REITs (“Subsidiary REITs”). All of the hotels owned by the joint venture are leased to taxable REIT subsidiaries of the Subsidiary REITs (“Subsidiary REIT TRSs”). To qualify as a REIT, the Master REIT must meet all of the REIT requirements summarized under “Part II – Item 8. – Financial Statements and Supplementary Data – Note 2 – Basis of Presentation and Significant Accounting Policies – Income Taxes.” Taxable income related to the Subsidiary REIT TRSs is subject to federal, state and local income taxes at applicable tax rates.

We classify the non-controlling interests in the joint venture as a component of equity in the Company’s Consolidated Balance Sheets. The portion of net income allocated to the non-controlling interests is reported on the Company’s Consolidated Statements of Operations as net income attributable to non-controlling interests of the joint venture.

NOTE 10 — FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2020 and 2019. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurement at December 31, 2020 using
	Level 1	Level 2	Level 3	Total
Assets:
Purchase options related to real estate loans	$—	$—	$7,161	$7,161
Liabilities:
Interest rate swaps	—	30,850	—	30,850

	Fair Value Measurement at December 31, 2019 using
	Level 1	Level 2	Level 3	Total
Assets:
Purchase options related to real estate loans	$—	$—	$8,920	$8,920
Liabilities:
Interest rate swaps	—	16,177	—	16,177

Our purchase options related to real estate loans do not have readily determinable fair values. The original fair value of each purchase option was estimated using a binomial lattice or Black-Scholes model. Due to the adverse effects of the COVID-19 pandemic, we evaluated our purchase options for impairment during the year ended December 31, 2020. The fair value of each purchase option was estimated using the Black-Scholes model. The estimated fair values of the purchase options were based on unobservable inputs for which there is little or no market information available and required us to develop our own assumptions as follows (dollar amounts in thousands):

	Real Estate Loan 1		Real Estate Loan 2		Real Estate Loan 3		Real Estate Loan 4
Exercise price	$15,143		$17,377		$5,503		$37,800
Term	2.59	(1)(2)	2.68	(1)(2)	2.67	(2)	1.42	(3)
Expected volatility	65.0%		55.0%		55.0%		55.0%
Risk-free rate	0.3%		0.3%		0.3%		0.2%
Expected annualized equity dividend yield	6.5%		7.5%		17.1%		—%

(1) The purchase option is currently exercisable.
(2) The option term is the period from April 1, 2020 through the fully extended maturity dates of the respective mezzanine loans.
(3) The option term is the period from April 1, 2020 through the date in which the development project is completed and the option becomes exercisable.

During the year ended December 31, 2020, we recorded a Loss on impairment and write-off of assets of $1.8 million as follows (dollar amounts in thousands):

	Real Estate Loan 1	Real Estate Loan 2	Real Estate Loan 3		Real Estate Loan 4
Purchase option value at December 31, 2019	$2,382	$2,761	$977		$2,800
Loss on impairment and write-off of assets	(782)	—	(977)	(1)	—
Purchase option value at December 31, 2020	$1,600	$2,761	$—		$2,800

(1) Real estate loan 3 was repaid in full during the year ended December 31, 2020. As the Company elected not to exercise its purchase option, we have recorded a Loss on impairment and write-off of assets of $1.0 million.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2020 or 2019.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Franchise Agreements

All of our hotel properties operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 20 years with various extension provisions. Each franchisor receives franchise fees ranging from 2% to 6% of each hotel property’s gross revenue, and some agreements require that we pay marketing fees of up to 4% of gross revenue. In addition, some of these franchise agreements require that we deposit a percentage of the hotel property’s gross revenue, generally not more than 5%, into a reserve fund for capital expenditures. We also pay fees to our franchisors for services related to reservation and information systems. In 2020, 2019, and 2018, we expensed fees related to our franchise agreements of $20.7 million, $47.8 million, and $47.7 million, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various professional third-party management companies. The terms of our management agreements range from month-to-month to twenty-five years with various extension provisions. Each management company receives a base management fee, generally a percentage of total hotel property revenues. In some cases there are also monthly fees for certain services, such as accounting, based on the number of guestrooms. Generally there are also incentive fees based on attaining certain financial thresholds. In 2020, 2019, and 2018, we expensed fees related to our hotel management agreements of $6.3 million, $16.6 million, and $18.5 million, respectively.

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

Stock Options Granted Under Our Equity Plan

As of December 31, 2020, 2019 and 2018, we had 235,000 outstanding and exercisable stock options. At December 31, 2020, the stock options had a weighted average exercise price of $9.75 and a weighted average contractual term of 0.2 years.

At December 31, 2020, the exercise price of our outstanding and exercisable stock options exceeded the market price of our Common Stock, resulting in no intrinsic value. At December 31, 2019, the intrinsic value of outstanding and exercisable options was $0.6 million. At December 31, 2018, the exercise price of our outstanding and exercisable stock options exceeded the market price of our Common Stock, resulting in no intrinsic value.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock activity under our Equity Plan for 2020 and 2019:

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Current Value
			(in thousands)
Non-vested December 31, 2018	370,152	$13.40
Granted	235,407	11.32
Vested	(154,801)	12.82
Forfeited	(2,291)	12.65
Non-vested December 31, 2019	448,467	12.51
Granted	299,562	8.47
Vested	(172,170)	13.31
Forfeited	(2,282)	8.64
Non-vested December 31, 2020	573,577	$10.18	$5,168

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

During the years ended December 31, 2020, 2019, and 2018, the total fair value of time-based restricted stock awards that vested was $2.3 million, $2.0 million and $2.8 million, respectively.

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under our Equity Plan for 2020 and 2019:

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Current Value
			(in thousands)
Non-vested December 31, 2018	708,227	$14.75
Granted	302,327	12.81
Vested	(89,097)	13.77
Forfeited	(165,466)	13.77
Non-vested December 31, 2019	755,991	14.31
Granted	376,609	9.38
Forfeited	(210,361)	17.13
Non-vested December 31, 2020	922,239	$11.65	$8,309

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

The fair value of performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model and the following assumptions:

	2020	2019	2018
Expected dividend yield	8.16%	6.17%	5.33%
Expected stock price volatility	23.7%	23.2%	25.7%
Risk-free interest rate	0.53%	2.43%	2.41%
Monte Carlo iterations	100,000	100,000	100,000
Weighted average estimated fair value of performance-based restricted stock awards	$9.38	$12.81	$13.73

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

Director Stock Awards Made Pursuant to Our Equity Plan

During the years ended December 31, 2020 and 2019, we granted 93,810 and 40,455 shares of Common Stock, respectively, to our non-employee directors as a part of our director compensation program. These grants were made pursuant to our Equity Plan and were vested upon grant.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate General and Administrative expense in the Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018 was as follows (in thousands):

	2020	2019	2018
Time-based restricted stock	$2,470	$2,327	$2,384
Performance-based restricted stock	3,559	3,396	3,727
Director stock	447	496	554
	$6,476	$6,219	$6,665

We recognize equity-based compensation expense ratably over the vesting terms. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $7.4 million at December 31, 2020 as follows (in thousands):

	Total	2021	2022	2023	2024
Time-based restricted stock	$3,140	$1,855	$1,037	$232	$16
Performance-based restricted stock	4,242	2,654	1,392	196	—
	$7,382	$4,509	$2,429	$428	$16

NOTE 13 — BENEFIT PLANS

On August 1, 2011, we initiated a qualified contributory retirement plan (the “Plan”) under Section 401(k) of the IRC, which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions may be made to the Plan by employees. The Plan is a Safe Harbor Plan and requires a mandatory employer contribution. The employer contribution expense for the years ended December 31, 2020, 2019 and 2018 was $0.3 million, $0.3 million, and $0.2 million, respectively.

NOTE 14 — INCOME TAXES

We have elected to be taxed as a REIT. As a REIT, we are generally not subject to corporate level income taxes on taxable income we distribute to our shareholders. We believe we have met the annual REIT distribution requirement by distribution of at least 90% of our taxable income to our shareholders.

Income related to our TRSs is subject to federal, state and local taxes at applicable tax rates. Our consolidated tax provision includes the income tax provision related to the operations of the TRSs as well as state and local income taxes related to the Operating Partnership. Due to the adverse effects of the COVID-19 pandemic, certain of our TRSs have incurred operating losses and are expected to be in a cumulative loss for the foreseeable future. As such, the realizability of our deferred tax assets at December 31, 2020 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all of our deferred tax assets at December 31, 2020.

The components of income tax expense (benefit) for the years ended December 31, 2020, 2019, and 2018 are as follows (in thousands):

	2020	2019	2018
Current:
Federal	$(904)	$869	$(67)
State and local	224	643	(425)
Deferred:
Federal	1,548	(32)	(279)
State and local	508	20	(151)
Income tax expense (benefit)	$1,376	$1,500	$(922)

Below is a reconciliation between the provision for income taxes and the amounts computed by applying the federal statutory income tax rate to the income or loss before taxes:

	2020	2019	2018
Statutory federal income tax provision	$(31,052)	$17,608	$18,943
Nontaxable income of the REITs	19,963	(16,996)	(19,073)
State income taxes, net of federal tax benefit	(3,079)	568	266
Provision to return and deferred adjustment	(16)	(6)	75
Effect of permanent differences and other	319	326	(184)
Tax benefit from deduction for partnership distributions	—	—	(949)
Change in valuation allowance	15,241	—	—
Income tax provision (benefit)	$1,376	$1,500	$(922)

The Company evaluates its deferred tax assets each reporting period to determine if it is more-likely-than-not that those assets will be realized. In its evaluation, the Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the Company’s existing deferred tax assets. At December 31, 2020, certain TRSs had a three-year cumulative loss. As such, realizability of the Company's deferred tax assets is not reasonably assured. Therefore, a valuation allowance of $15.2 million was recorded against the balance of deferred tax assets at December 31, 2020.

Deferred tax assets and liabilities are included within Other assets in the accompanying Consolidated Balance Sheets.

Significant components of our TRSs deferred tax assets (liabilities) are as follows (in thousands):

	2020	2019
Tax carryforwards	$13,521	$38
Accrued expenses	1,537	2,068
Other	185	32
Valuation allowance	(15,241)	—
Net deferred tax assets	$2	$2,138

Gross deferred tax assets	$15,267	$2,172
Gross deferred tax liabilities	(24)	(34)
Valuation allowance	(15,241)	—
Net deferred tax assets	$2	$2,138

At December 31, 2020, our TRSs had federal net operating losses of $48.7 million which are not subject to expiration and state net operating losses of $50.8 million, which expire beginning in 2025. At December 31, 2020, Summit Hotel Properties Inc. and our Subsidiary REITs had federal net operating loss carryforwards of $54.9 million and $1.9 million, respectively, which are not subject to expiration.

We had no unrecognized tax benefits at December 31, 2020 or in the three year period then ended. We expect no significant increase or decrease in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2020. We have no material interest or penalties relating to unrecognized tax benefits in the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 or 2018 or in the Consolidated Balance Sheets as of December 31, 2020 or 2019.

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

•Allowing NOLs generated in 2018, 2019, or 2020, to be carried back five years. Our TRSs generated net operating losses in 2020. As such, we expect a $1.0 million future tax benefit from the NOL carry-back provisions provided in the CARES Act;

•Increasing the net interest expense deduction limit to 50% of adjusted taxable income from 30% for the 2019 and 2020 tax years;

•Allowing taxpayers with alternative minimum tax credits to claim a refund for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as required by the 2017 Tax Cut and Jobs Act;

•Allowing entities to deduct more of their charitable cash contributions made during calendar year 2020 by increasing the taxable income limitation to 25% from 10%; and

•Providing for an employee retention tax credit to offset the employer's share of payroll taxes for the period between March 13, 2020 and December 31, 2020. The credit is calculated based on 50% of qualifying wages, capped at the first $10,000 of compensation. We submitted amended payroll tax filings to recoup a credit of approximately $0.3 million.

The Consolidated Appropriations Act, 2021 signed into law on December 27, 2020 provided extended COVID-19 relief provisions and additional economic stimulus. Key tax provisions in this legislation included:

•Temporary allowance of a full deduction for business meals paid or incurred between December 31, 2020 and January 1, 2023.

•An expansion of employee retention tax credit provided under the CARES Act for the period January 1, 2021 to June 30, 2021. The credit is calculated based on 70% of qualifying wages, capped at $10,000 of compensation each of the first two quarters in 2021. We anticipate a credit of approximately $0.7 million in 2021.

•An expansion of the charitable contribution provisions for corporations under the CARES Act.

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income and capital gains or a combination thereof. For the years ended December 31, 2020, 2019, and 2018 distributions paid per share were characterized as follows (unaudited):

	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Common Stock
Ordinary income	$0.0944	52.46%	$0.6132	85.16%	$0.7200	100.00%
Capital gain distributions	—	—%	0.1068	14.84%	—	—%
Return of capital	0.0856	47.54%	—	—%	—	—%
Total	$0.1800	100.00%	$0.7200	100.00%	$0.7200	100.00%

Preferred Stock - Series C
Ordinary income	$—	—%	$—	—%	$0.5393	100.00%
Total	$—	—%	$—	—%	$0.5393	100.00%

Preferred Stock - Series D
Ordinary income	$0.4031	25.00%	$1.3732	85.16%	$1.6125	100.00%
Capital gain distributions	—	—%	0.2393	14.84%	—	—%
Return of capital	1.2094	75.00%	—	—%	—	—%
Total	$1.6125	100.00%	$1.6125	100.00%	$1.6125	100.00%

Preferred Stock - Series E
Ordinary income	$0.3906	25.00%	$1.3307	85.16%	$1.5625	100.00%
Capital gain distributions	—	—%	0.2318	14.84%	—	—%
Return of capital	1.1719	75.00%	—	—%	—	—%
Total	$1.5625	100.00%	$1.5625	100.00%	$1.5625	100.00%

The common dividends that were taxable to our stockholders in 2020 were 52.46% ordinary income and 47.54% return of capital. The 2020 Preferred D and Preferred E dividends were 25.0% ordinary income and 75.0% return of capital. The 2020 ordinary income dividends are eligible for the 20% deduction provided by Section 199A for qualified REIT dividends.

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

All outstanding stock options were included in the computation of diluted earnings per share for the years ended December 31, 2019 and 2018 due to their dilutive effect. The Common Units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income would also be added to derive net income attributable to common stockholders. For the years ended December 31, 2020, 2019, and 2018, we had unvested performance-based restricted stock awards of 922,239 shares, 755,991 shares and 453,664 shares, respectively, which were excluded from the denominator of the diluted earnings per share as the awards had not achieved the requisite performance conditions for vesting at each period end.

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

	2020	2019	2018
Numerator:
Net (loss) income	$(149,245)	$82,348	$91,126
Less: Preferred dividends	(14,838)	(14,838)	(16,671)
Premium on redemption of preferred stock	—	—	(3,277)
Allocation to participating securities	(81)	(309)	(271)
Attributable to non-controlling interest in Operating Partnership	271	(157)	(205)
Attributable to non-controlling interest in joint venture	5,635	419	—
Net (loss) income attributable to common stockholders, net of amount allocated to participating securities	$(158,258)	$67,463	$70,702
Denominator:
Weighted average common shares outstanding - basic	104,141	103,887	103,623
Dilutive effect of equity-based compensation awards	—	52	219
Weighted average common shares outstanding - diluted	104,141	103,939	103,842
(Loss) earnings per share:
Basic and diluted	$(1.52)	$0.65	$0.68

NOTE 16 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2020 and 2019 are as follows (in thousands, except per share amounts):

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$108,385	$25,436	$52,412	$48,230
Net loss	$(16,214)	$(52,548)	$(35,775)	$(44,708)
Net loss attributable to Summit Hotel Properties, Inc.	$(15,322)	$(50,417)	$(34,546)	$(43,054)
Loss per share:
Basic and diluted	$(0.18)	$(0.52)	$(0.37)	$(0.45)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$138,952	$142,930	$133,685	$133,781
Net income	$12,900	$49,069	$11,626	$8,753
Net income attributable to Summit Hotel Properties, Inc.	$12,877	$48,957	$11,534	$9,242
Earnings per share:
Basic and diluted	$0.09	$0.43	$0.07	$0.05

NOTE 17 — SUBSEQUENT EVENTS

Management and Board of Directors Transitions

On December 17, 2020, we announced the appointment of Jonathan P. Stanner to be President and Chief Executive Officer of the Company effective January 15, 2021. Mr. Stanner previously served as our Executive Vice President, Chief Financial Officer and Treasurer since April 1, 2018 and served as our Executive Vice President and Chief Investment Officer from April 17, 2017 through March 31, 2018. Our current Chairman and former President and Chief Executive Officer, Daniel P. Hansen transitioned to the role of Executive Chairman of the Board effective January 15, 2021.

On December 17, 2020, the Board of Directors of the Company (the “Board”) adopted a resolution that increased the size of the Board from 6 to 7 members effective January 15, 2021 with Mr. Stanner being elected a Director to fill the newly created directorship.

Debt Transactions

Amendment of 2018 Senior Credit Facility, 2018 Term Loan and 2017 Term Loan

On January 6, 2021, we entered into the Second Amendment, the Fourth 2017 Term Amendment and the Fifth Term Amendment which permitted the Company to complete the Convertible Notes Offering as described in "Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt."

On February 5, 2021, we entered into the Third Amendment, the Fifth 2017 Term Amendment, and the Sixth Term Amendment as described in "Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt."

Convertible Notes Offering

On January 7, 2021, we entered into a Convertible Notes Offering to sell $287.5 million aggregate principal amount of the Company’s 1.50% convertible senior notes due 2026 as described in "Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt."

Capped Call Transactions

On January 7, 2021, we entered into Capped Call Transactions in connection with our Convertible Notes Offering as described in "Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt."

Equity Transactions

On January 29, 2021, our Board of Directors declared cash dividends of $0.403125 per share of 6.45% Series D Cumulative Redeemable Preferred Stock and $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock. These dividends are payable February 26, 2021 to stockholders of record on February 12, 2021.

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2020
(in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition	Total Cost
Location	Franchise	Year Acquired/ Constructed	Land		Building & Improvements	Land, Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgage Debt
Aliso Viejo, CA	Homewood Suites	2017	$5,599		$32,367	$401	$5,599	$32,768	$38,367	$(5,467)	$32,900	$—
Arlington, TX	Courtyard	2012	1,497		15,573	(391)	1,497	15,182	16,679	(4,515)	12,164	—
Arlington, TX	Residence Inn	2012	1,646		15,440	135	1,646	15,575	17,221	(4,842)	12,379	—
Asheville, NC	Hotel Indigo	2015	2,100		34,755	1,153	2,100	35,908	38,008	(8,286)	29,722	—
Atlanta, GA	Courtyard	2012	2,050		27,969	3,095	2,050	31,064	33,114	(6,692)	26,422	—
Atlanta, GA	Residence Inn	2016	3,381		34,820	932	3,381	35,752	39,133	(5,894)	33,239	—
Atlanta, GA	AC Hotel	2017	5,670		51,922	630	5,670	52,552	58,222	(7,568)	50,654	—
Austin, TX	Hampton Inn & Suites	2014	—	(2)	56,394	5,027	—	61,421	61,421	(12,067)	49,354	—
Austin, TX	Corporate Office	2017	—		6,048	(273)	—	5,775	5,775	(2,870)	2,905	—
Baltimore, MD	Hampton Inn & Suites	2017	2,205		16,013	5,465	2,205	21,478	23,683	(2,427)	21,256	—
Baltimore, MD	Residence Inn	2017	1,986		37,016	6,335	1,986	43,351	45,337	(6,665)	38,672	—
Boulder, CO	Marriott	2016	11,115		49,204	9,017	11,115	58,221	69,336	(9,899)	59,437	—
Branchburg, NJ	Residence Inn	2015	2,374		24,411	356	2,374	24,767	27,141	(5,861)	21,280	—
Brisbane, CA	DoubleTree	2014	3,300		39,686	1,327	3,300	41,013	44,313	(13,952)	30,361	—
Camarillo, CA	Hampton Inn & Suites	2013	2,200		17,366	467	2,200	17,833	20,033	(6,925)	13,108	—
Charlotte, NC	Courtyard	2017	—		41,094	1,580	—	42,674	42,674	(6,474)	36,200	—
Chicago, IL	Hyatt Place	2016	5,395		68,355	230	5,395	68,585	73,980	(12,326)	61,654	—
Cleveland, OH	Residence Inn	2017	10,075		33,340	1,835	10,075	35,175	45,250	(5,842)	39,408	—
Decatur, GA	Courtyard	2015	4,046		34,151	3,907	4,046	38,058	42,104	(7,580)	34,524	—
Eden Prairie, MN	Hilton Garden Inn	2013	1,800		11,211	191	1,800	11,402	13,202	(4,462)	8,740	—
Englewood, CO	Hyatt Place	2012	2,000		11,950	(279)	2,000	11,671	13,671	(4,572)	9,099	19,039	(1)
Englewood, CO	Hyatt House	2012	2,700		16,267	501	2,700	16,768	19,468	(7,214)	12,254	19,520	(1)
Fort Lauderdale, FL	Courtyard	2017	37,950		47,002	3,825	37,950	50,827	88,777	(8,051)	80,726	—
Fort Worth, TX	Courtyard	2017	1,920		38,070	9,560	1,920	47,630	49,550	(6,238)	43,312	—
Garden City, NY	Hyatt Place	2012	4,200		27,775	337	4,283	28,029	32,312	(6,756)	25,556	—
Glendale, CO	Staybridge Suites	2011	2,100		10,151	493	2,100	10,644	12,744	(4,273)	8,471	—
Greenville, SC	Hilton Garden Inn	2013	1,200		14,566	3,124	1,200	17,690	18,890	(4,867)	14,023	—
Hillsboro, OR	Residence Inn	2019	4,943		42,541	307	4,943	42,848	47,791	(2,324)	45,467	—
Hoffman Estates, IL	Hyatt Place	2013	1,900		8,917	(1,756)	1,900	7,161	9,061	(3,645)	5,416	18,852	(1)

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2020
(in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition	Total Cost
Location	Franchise	Year Acquired/ Constructed	Land		Building & Improvements	Land, Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgage Debt
Houston, TX	Hilton Garden Inn	2014	$—	(2)	$41,838	$4,353	$—	$46,191	$46,191	$(11,535)	$34,656	$—
Houston, TX	Hilton Garden Inn	2014	2,800		33,777	3,222	2,800	36,999	39,799	(7,078)	32,721	—
Hunt Valley, MD	Residence Inn	2015	—		35,436	1,417	1,076	35,777	36,853	(7,925)	28,928	—
Indianapolis, IN	SpringHill Suites	2013	4,012		27,910	(631)	4,012	27,279	31,291	(6,707)	24,584	—
Indianapolis, IN	Courtyard	2013	7,788		54,384	(2,035)	7,788	52,349	60,137	(12,472)	47,665	—
Kansas City, MO	Courtyard	2017	3,955		20,608	2,337	3,955	22,945	26,900	(3,785)	23,115	—
Lombard, IL	Hyatt Place	2012	1,550		17,351	(316)	1,550	17,035	18,585	(6,240)	12,345	—	(1)
Lone Tree, CO	Hyatt Place	2012	1,300		11,704	(142)	1,314	11,548	12,862	(4,776)	8,086	—	(1)
Louisville, KY	Fairfield Inn & Suites	2013	3,120		24,231	(503)	3,120	23,728	26,848	(6,882)	19,966	33,947	(1)
Louisville, KY	SpringHill Suites	2013	4,880		37,361	(612)	4,880	36,749	41,629	(10,640)	30,989	—	(1)
Mesa, AZ	Hyatt Place	2017	2,400		19,848	988	2,400	20,836	23,236	(4,432)	18,804	46,172	(1)
Metairie, LA	Courtyard	2013	1,860		25,168	633	1,860	25,801	27,661	(8,651)	19,010	—
Metairie, LA	Residence Inn	2013	1,791		23,386	471	1,791	23,857	25,648	(9,448)	16,200	—
Miami, FL	Hyatt House	2015	4,926		40,087	1,482	4,926	41,569	46,495	(10,915)	35,580	—
Milpitas, CA	Hilton Garden Inn	2019	7,921		46,141	543	7,921	46,684	54,605	(2,971)	51,634	—
Minneapolis, MN	Hyatt Place	2013	—		34,026	1,799	—	35,825	35,825	(8,952)	26,873	—
Minneapolis, MN	Hampton Inn & Suites	2015	3,502		35,433	215	3,502	35,648	39,150	(9,103)	30,047	—	(1)
Minnetonka, MN	Holiday Inn Express & Suites	2013	1,000		7,662	223	1,000	7,885	8,885	(3,119)	5,766	—
Nashville, TN	SpringHill Suites	2004	777		5,598	336	777	5,934	6,711	(3,711)	3,000	—
Nashville, TN	Courtyard	2016	8,792		62,759	8,280	8,792	71,039	79,831	(11,373)	68,458	—
New Haven, CT	Courtyard	2017	11,990		51,497	1,654	11,990	53,151	65,141	(6,724)	58,417	—
New Orleans, LA	Courtyard	2013	1,944		25,120	3,399	1,944	28,519	30,463	(10,766)	19,697	—
New Orleans, LA	Courtyard	2013	2,490		34,220	1,623	2,490	35,843	38,333	(12,574)	25,759	—
New Orleans, LA	SpringHill Suites	2013	2,046		33,270	6,140	2,046	39,410	41,456	(12,845)	28,611	—
Orlando, FL	Hyatt Place	2013	3,100		11,343	(400)	3,100	10,943	14,043	(4,351)	9,692	—	(1)
Orlando, FL	Hyatt Place	2013	2,716		11,221	719	2,716	11,940	14,656	(4,532)	10,124	—	(1)
Orlando, FL	Hyatt House	2018	2,800		34,423	123	2,800	34,546	37,346	(5,624)	31,722	—
Owings Mills, MD	Hyatt Place	2012	2,100		9,799	(13)	2,100	9,786	11,886	(3,718)	8,168	—	(1)
Pittsburgh, PA	Courtyard	2017	1,652		40,749	6,013	1,652	46,762	48,414	(6,030)	42,384	—
Portland, OR	Hyatt Place	2009	—	(2)	14,700	707	—	15,407	15,407	(5,296)	10,111	—
Portland, OR	Residence Inn	2009	—	(2)	15,629	386	—	16,015	16,015	(6,307)	9,708	16,448	(1)
Portland, OR	Residence Inn	2019	12,813		76,868	539	12,813	77,407	90,220	(6,081)	84,139	—
Poway, CA	Hampton Inn & Suites	2013	2,300		14,728	1,269	2,300	15,997	18,297	(4,869)	13,428	—
San Francisco, CA	Hilton Garden Inn	2019	12,346		45,730	294	12,346	46,024	58,370	(2,969)	55,401	—
San Francisco, CA	Holiday Inn Express & Suites	2013	15,545		49,469	3,992	15,545	53,461	69,006	(16,002)	53,004	—
San Francisco, CA	Four Points	2014	1,200		21,397	3,058	1,200	24,455	25,655	(6,593)	19,062	—	(1)

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2020
(in thousands)

			Initial Cost		Cost Capitalized Subsequent to Acquisition	Total Cost
Location	Franchise	Year Acquired/ Constructed	Land	Building & Improvements	Land, Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgage Debt
Scottsdale, AZ	Hyatt Place	2012	$1,500	$10,171	$(315)	$1,500	$9,856	$11,356	$(3,537)	$7,819	$—	(1)
Scottsdale, AZ	Courtyard	2003	3,225	12,571	3,706	3,225	16,277	19,502	(6,970)	12,532	—
Scottsdale, AZ	SpringHill Suites	2003	2,195	9,496	1,779	2,195	11,275	13,470	(4,936)	8,534	—
Silverthorne, CO	Hampton Inn & Suites	2019	6,845	21,125	636	6,845	21,761	28,606	(1,149)	27,457	—
Tampa, FL	Hampton Inn & Suites	2012	3,600	20,366	4,559	3,600	24,925	28,525	(6,190)	22,335	—
Tucson, AZ	Homewood Suites	2017	2,570	22,802	1,093	2,570	23,895	26,465	(4,444)	22,021	—
Waltham, MA	Hilton Garden Inn	2017	10,644	21,713	6,196	10,644	27,909	38,553	(4,001)	34,552	—
Watertown, MA	Residence Inn	2018	25,083	45,917	259	25,083	46,176	71,259	(4,549)	66,710	—
Land Parcels	Land Parcels		4,645	—	(2,720)	1,925	—	1,925	—	1,925	—
			$323,075	$2,123,406	$124,287	$321,528	$2,249,240	$2,570,768	$(490,326)	$2,080,442	$153,978

(1) Properties cross-collateralize the related loan, refer to "Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt" in the Consolidated Financial Statements.
(2) Properties subject to ground lease, refer to "Part II – Item 8. – Financial Statements and Supplementary Data – Note 7 – Leases" in the Consolidated Financial Statements.

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2020
(in thousands)

(a)         ASSET BASIS

	2020	2019	2018
Reconciliation of land, buildings and improvements:
Balance at beginning of period	$2,553,428	$2,406,269	$2,355,723
Additions to land, buildings and improvements	19,918	336,480	151,829
Disposition of land, buildings and improvements	(2,578)	(186,800)	(100,208)
Impairment loss	—	(2,521)	(1,075)
Balance at end of period	$2,570,768	$2,553,428	$2,406,269

 (b)         ACCUMULATED DEPRECIATION

	2020	2019	2018
Reconciliation of accumulated depreciation:
Balance at beginning of period	$383,763	$351,821	$290,066
Depreciation	109,159	99,013	100,545
Depreciation on assets sold or disposed	(2,596)	(67,071)	(38,790)
Balance at end of period	$490,326	$383,763	$351,821

 (c)        The aggregate cost of real estate for Federal income tax purposes was approximately $2,390 million.

(d)         Depreciation is computed based upon the following useful lives:

Buildings and improvements 6-40 years
Furniture and equipment 2-15 years

(e)          We have mortgages payable on the properties as noted.  Additional mortgage information can be found in "Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt" to the Consolidated Financial Statements.

(f)           The negative balance for costs capitalized subsequent to acquisition include out-parcels sold, disposal of assets, and recorded impairment losses.