Form 10-Q
period 2021-03-31
Summit Hotel Properties, Inc.
filed 2021-05-04
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of May 1, 2021, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 106,121,214.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Investment in hotel properties, net	$2,084,284	$2,105,946
Undeveloped land	1,500	1,500
Assets held for sale, net	425	425
Cash and cash equivalents	27,356	20,719
Restricted cash	20,032	18,177
Investment in real estate loans, net	23,168	23,689
Right-of-use assets, net	28,032	28,420
Trade receivables, net	14,715	11,775
Prepaid expenses and other	9,142	9,763
Deferred charges, net	4,311	4,429
Other assets	8,140	8,176
Total assets	$2,221,105	$2,233,019
LIABILITIES AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,140,214	$1,094,745
Lease liabilities, net	18,123	18,438
Accounts payable	3,268	2,674
Accrued expenses and other	58,890	65,099
Total liabilities	1,220,495	1,180,956
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.45% Series D - 3,000,000 shares issued and outstanding at March 31, 2021 and December 31, 2020 (aggregate liquidation preference of $75,417 at March 31, 2021 and December 31, 2020)	30	30
6.25% Series E - 6,400,000 shares issued and outstanding at March 31, 2021 and December 31, 2020 (aggregate liquidation preference of $160,861 at March 31, 2021 and December 31, 2020)	64	64
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 106,118,714 and 105,708,787 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,061	1,057
Additional paid-in capital	1,176,150	1,197,320
Accumulated other comprehensive loss	(24,523)	(30,716)
Accumulated deficit and distributions in excess of retained earnings	(213,999)	(179,013)
Total stockholders’ equity	938,783	988,742
Non-controlling interests in operating partnership	1,069	1,111
Non-controlling interests in joint venture (Note 8)	60,758	62,210
Total equity	1,000,610	1,052,063
Total liabilities and equity	$2,221,105	$2,233,019

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Room	$53,245	$98,603
Food and beverage	1,003	4,884
Other	3,606	4,898
Total revenues	57,854	108,385
Expenses:
Room	12,550	24,573
Food and beverage	556	4,037
Other hotel operating expenses	24,574	35,283
Property taxes, insurance and other	10,904	11,698
Management fees	1,555	3,072
Depreciation and amortization	27,297	27,079
Corporate general and administrative	5,678	4,668
Provision for credit losses	—	2,530
Loss on impairment and write-off of assets	—	782
Total expenses	83,114	113,722
Gain (loss) on disposal of assets, net	50	(3)
Operating loss	(25,210)	(5,340)
Other income (expense):
Interest expense	(10,788)	(11,012)
Other income, net	3,232	2,106
Total other income (expense)	(7,556)	(8,906)
Loss from continuing operations before income taxes	(32,766)	(14,246)
Income tax expense (Note 12)	(105)	(1,968)
Net loss	(32,871)	(16,214)
Less - Loss attributable to non-controlling interests:
Operating Partnership	54	37
Joint venture	1,452	855
Net loss attributable to Summit Hotel Properties, Inc.	(31,365)	(15,322)
Preferred dividends	(3,709)	(3,709)
Net loss attributable to common stockholders	$(35,074)	$(19,031)
Loss per share:
Basic and diluted	$(0.34)	$(0.18)
Weighted average common shares outstanding:
Basic and diluted	104,278	103,995

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2021	2020
Net loss	$(32,871)	$(16,214)
Other comprehensive income (loss), net of tax:
Changes in fair value of derivative financial instruments	6,203	(19,044)
Comprehensive loss	(26,668)	(35,258)
Less - Comprehensive loss attributable to non-controlling interests:
Operating Partnership	44	74
Joint venture	1,452	855
Comprehensive loss attributable to Summit Hotel Properties, Inc.	(25,172)	(34,329)
Preferred dividends	(3,709)	(3,709)
Comprehensive loss attributable to common stockholders	$(28,881)	$(38,038)

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Distributions in Excess of Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests		Total Equity
									Operating Partnership	Joint Venture
Balance at December 31, 2020	9,400,000	$94	105,708,787	$1,057	$1,197,320	$(30,716)	$(179,013)	$988,742	$1,111	$62,210	$1,052,063
Purchases of capped call options	—	—	—	—	(21,131)	—	—	(21,131)	—	—	(21,131)
Dividends	—	—	—	—	—	—	(3,621)	(3,621)	—	—	(3,621)
Equity-based compensation	—	—	565,532	6	1,561	—	—	1,567	2	—	1,569
Shares acquired for employee withholding requirements	—	—	(155,605)	(2)	(1,600)	—	—	(1,602)	—	—	(1,602)
Other comprehensive income	—	—	—	—	—	6,193	—	6,193	10	—	6,203
Net loss	—	—	—	—	—	—	(31,365)	(31,365)	(54)	(1,452)	(32,871)
Balance at March 31, 2021	9,400,000	$94	106,118,714	$1,061	$1,176,150	$(24,523)	$(213,999)	$938,783	$1,069	$60,758	$1,000,610

Balance at December 31, 2019	9,400,000	$94	105,169,515	$1,052	$1,190,949	$(16,034)	$(2,283)	$1,173,778	$1,809	$67,803	$1,243,390
Contribution by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	577	577
Common stock redemption of common units	—	—	4,956	—	46	(3)	—	43	(43)	—	—
Dividends	—	—	—	—	—	—	(22,263)	(22,263)	(37)	(490)	(22,790)
Equity-based compensation	—	—	465,274	5	1,467	—	—	1,472	3	—	1,475
Shares acquired for employee withholding requirements	—	—	(65,345)	(1)	(468)	—	—	(469)	—	—	(469)
Other	—	—	—	—	(30)	—	—	(30)	—	—	(30)
Other comprehensive loss	—	—	—	—	—	(19,007)	—	(19,007)	(37)	—	(19,044)
Net loss	—	—	—	—	—	—	(15,322)	(15,322)	(37)	(855)	(16,214)
Balance at March 31, 2020	9,400,000	$94	105,574,400	$1,056	$1,191,964	$(35,044)	$(39,868)	$1,118,202	$1,658	$67,035	$1,186,895

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(32,871)	$(16,214)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	27,297	27,079
Amortization of deferred financing costs	1,011	457
Loss on impairment and write-off of assets	—	782
Provision for credit losses	—	2,530
Equity-based compensation	1,569	1,475
Deferred tax asset, net	—	2,058
(Gain) loss on disposal of assets, net	(50)	3
Non-cash interest income	(257)	(791)
Debt transaction costs	116	1
Other	143	108
Changes in operating assets and liabilities:
Trade receivables, net	(2,940)	1,925
Prepaid expenses and other	1,180	411
Accounts payable	1,082	1,334
Accrued expenses and other	553	(13,852)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,167)	7,306
INVESTING ACTIVITIES
Improvements to hotel properties	(3,579)	(11,050)
Funding of real estate loans	(2,664)	(1,670)
NET CASH USED IN INVESTING ACTIVITIES	(6,243)	(12,720)
FINANCING ACTIVITIES
Proceeds from issuance of debt	317,500	165,000
Principal payments on debt	(264,485)	(45,931)
Purchases of capped call options	(21,131)	—
Dividends paid	(3,709)	(23,031)
Proceeds from contribution by non-controlling interests in joint venture	—	577
Financing fees on debt and other issuance costs	(8,671)	(701)
Repurchase of common shares for withholding requirements	(1,602)	(469)
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,902	95,445
Net change in cash, cash equivalents and restricted cash	8,492	90,031
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	38,896	69,833
End of period	$47,388	$159,864
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$(8,890)	$(9,977)
Accrued improvements to hotel properties	$(1,184)	$(3,924)
Cash payments for income taxes, net of refunds	$(39)	$(27)

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

We focus on owning premium-branded hotels with efficient operating models primarily in the Upscale segment of the lodging industry. At March 31, 2021, our portfolio consisted of 72 hotels with a total of 11,288 guestrooms located in 23 states. As of March 31, 2021, we own 100% of the outstanding equity interests in 67 of our 72 hotels. We own a 51% controlling interest in five hotels that we acquired in 2019 through a joint venture. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to our taxable REIT subsidiaries (“TRS Lessees”).

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the effects of the novel coronavirus, designated as COVID-19 (“COVID-19”), for at least the near future. The COVID-19 pandemic has had and will continue to have a significant adverse effect on our operations. The Company first began to experience effects from COVID-19 in March 2020, when the World Health Organization (“WHO”) declared a public health emergency of international concern related to COVID-19. By March 31, 2020, stay-at-home directives had been issued in many states across the United States and many local jurisdictions had additionally required the temporary closure of businesses deemed to be non-essential. These actions and restrictions have had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline in all forms of travel, both domestic and international, and a significant decline in hotel demand. These conditions have resulted in a substantial decline in our revenues, profitability and cash flows from operations.

The COVID-19 pandemic had caused the Company to temporarily suspend operations at six hotels containing 934 guestrooms in March 2020. An additional nine hotels, containing 1,278 guestrooms, each of which is adjacent to another of our hotels ("Sister Properties"), continued to accept reservations, but guests were directed to Sister Properties. In May of 2020, five hotels containing 682 guestrooms and four hotel properties adjacent to Sister Properties containing 506 guestrooms were re-opened. During the second half of 2020, three hotel properties adjacent to Sister Properties containing 430 guestrooms were re-opened. As of March 31, 2021, only one hotel with 252 guestrooms still has suspended operations and guests at two other hotels containing 342 guestrooms are being directed to Sister Properties.

During the first quarter of 2021, the administration of COVID-19 vaccines has rapidly increased and government restrictions in many jurisdictions have been eased or lifted. As a result, we have experienced a sequential improvement in our business that has been primarily driven by leisure travel. A recovery in business travel and group business has been slower and we anticipate that these trends will continue until the COVID-19 vaccine is more broadly distributed, government restrictions are fully lifted, consumer confidence is restored and a recovery in hospitality and travel-related demand occurs.

The duration and severity of the effects of the COVID-19 pandemic are highly uncertain and difficult to predict. As such, the Company took several actions to mitigate the effects of the COVID-19 pandemic on the Company, including the following:

•Further amended loan agreements of our 2018 Senior Credit Facility, 2017 Term Loan and 2018 Term Loan (each as defined in "Note 5 – Debt") in February 2021 to provide for financial covenant waivers through March 31, 2022, to obtain certain modifications to financial covenant measures through December 31, 2023 and to access the full borrowing capacity under our $400 million revolving credit facility (“$400 Million Revolver”) subject to certain conditions, as described in "Note 5 - Debt." We have no debt maturing before November 2022.

•Further amended our joint venture credit agreement in April 2021 to provide for certain financial covenant waivers and adjustments as described below in "Note 5 – Debt."

•Completed the offering of $287.5 million of Convertible Notes (as defined in "Note 5 – Debt") in January 2021 and used a portion of the proceeds to repay the outstanding borrowings under our $400 Million Revolver and to partially repay outstanding balances under our term loan obligations. These transactions ensured the availability of sufficient capacity under the $400 Million Revolver to provide adequate liquidity should we experience a prolonged disruption in lodging demand.

•Suspended the declaration and payment of dividends on our common stock and operating partnership units beginning in the first quarter of 2020. This conserves an additional $19.0 million of cash quarterly, or $75.0 million on an annualized basis.

•Postponed non-essential capital improvement projects beyond those already substantially complete and continue to adjust capital improvement spending in response to changes in demand.

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

•Implemented a voluntary temporary reduction of base salaries and fees, respectively, for executive officers and independent members of the Board of Directors for a portion of 2020.

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

It is currently extremely difficult to predict the length of time it will take for us to return to pre-pandemic operational and financial performance. Despite the uncertainty, based on the actions we have taken, we believe we have sufficient cash and access to liquidity to meet our obligations for the foreseeable future.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three months ended March 31, 2021 may not be indicative of the results that may be expected for the full year of 2021. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We monitor events and changes in circumstances for indicators that the carrying value of a hotel property or undeveloped land may be impaired. Additionally, we perform at least annual reviews to monitor the factors that could trigger an impairment.  Factors that we consider for an impairment analysis include, among others: i) significant underperformance relative to historical or anticipated operating results, ii) significant changes in the manner of use of a property or the strategy of our overall business, including changes in the estimated holding periods for hotel properties and land parcels, iii) a significant increase in competition, iv) a significant adverse change in legal factors or regulations, v) changes in values of comparable land or hotel sales, and vi) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows of the specific property and determine if the carrying amount of the asset is recoverable. If an impairment is identified, we estimate the fair value of the property based on discounted cash flows or sales price if the property is under contract and an adjustment is made to reduce the carrying value of the property to its estimated fair value. Due to the adverse effects of the COVID-19 pandemic across our entire portfolio of hotel properties, an impairment evaluation was completed for all of our hotel properties and identified no impairment at March 31, 2021.

Intangible Assets

We amortize intangible assets with determined finite useful lives using the straight-line method. We do not amortize intangible assets with indefinite useful lives, but we evaluate these assets for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. Due to the effects of the COVID-19 pandemic, we evaluated our intangible assets for impairment at March 31, 2021 and identified no impairment.

Trade Receivables and Credit Policies

We grant credit to qualified customers, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of hotel guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables also include credit and debit card transactions that are in the process of being settled. Trade receivables are stated at the amount billed to the customer and do not accrue interest. We regularly review the collectability of our trade receivables. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.4 million at March 31, 2021 and December 31, 2020 and bad debt expense was $0.1 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

Leases

In accordance with ASU No. 2016-02, Leases (Topic 842), we record the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet for all leases with a term of greater than 12 months regardless of their classification.

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

Notes Receivables

We selectively provide mezzanine financing to developers where we also have the opportunity to acquire the hotel at or after the completion of the development project, and we also may provide seller financing under limited circumstances. We classify notes receivable as held-to-maturity and carry the notes receivable at cost less the unamortized discount, if any. On January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We routinely evaluate our notes receivable and interest receivables for collectability. Probable losses on notes receivable are recognized in a valuation account that is deducted from the amortized cost basis of the notes receivable and recorded as Provision for credit losses in our Condensed Consolidated Statements of Operations. When we place notes receivable on nonaccrual status, we suspend the recognition of interest income until cash interest payments are received. Generally, we return notes receivable to accrual status when all delinquent interest becomes current and collectability of interest is reasonably assured. We do not measure an allowance for credit losses for accrued interest receivable. Accrued interest receivable is written-off to bad debt expense when collection is not reasonably assured.

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

Equity-Based Compensation

Our 2011 Equity Incentive Plan, which was amended and restated effective June 15, 2015 (as amended, the “Equity Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other stock-based awards. We account for time-based and performance-based stock awards using the grant date fair value of those equity awards. Restricted stock awards with performance-based vesting conditions are market-based awards tied to total stockholder return and are valued using a Monte Carlo simulation model in accordance with ASC Topic 718, Compensation — Stock Compensation. We expense the fair value of awards under the Equity Plan ratably over the vesting period and market-based awards are not adjusted for performance. The amount of stock-based compensation expense may be subject to adjustment in future periods due to a change in forfeiture assumptions or modification of previously granted awards.

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

We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. Due to the effects of the COVID-19 pandemic, certain of our TRSs have incurred operating losses in the past and are expected to be in a cumulative loss for the foreseeable future. As such, the realizability of our deferred tax assets at March 31, 2021 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all of our deferred tax assets at March 31, 2021.

We perform a quarterly review for any uncertain tax positions. The Company had no accruals for uncertain tax positions as of March 31, 2021 and December 31, 2020.

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

New Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). ASU No. 2020-04 contains practical expedients for reference rate reform related activities that affect debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the effect of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

ASU No. 2020-06 is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We elected to adopt ASU No. 2020-06 effective January 1, 2021 in connection with our Convertible Notes Offering closed on January 12, 2021 as described in "Note 5 – Debt." In accordance with the provisions of ASU No. 2020-06, we will account for the convertible notes issued in 2021 entirely as a liability and we will use the if-converted method for diluted share calculations.

NOTE 3 - INVESTMENT IN HOTEL PROPERTIES, NET

Investment in Hotel Properties, net

Investment in hotel properties, net is as follows (in thousands):

	March 31, 2021	December 31, 2020
Hotel buildings and improvements	$2,068,117	$2,066,986
Land	319,603	319,603
Furniture, fixtures and equipment	173,861	173,351
Construction in progress	9,881	8,903
Intangible assets	11,231	11,231
Real estate development loan	19,429	16,508
	2,602,122	2,596,582
Less - accumulated depreciation and amortization	(517,838)	(490,636)
	$2,084,284	$2,105,946

We provided a mezzanine loan to fund up to $28.9 million for a mixed-use development project that includes a hotel property, retail space, and parking. We have classified the mezzanine loan as Investment in hotel properties, net in our Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020. See "Note 4 - Investment in Real Estate Loans" for further information.

We did not acquire or sell any hotel properties in 2020 or the three months ended March 31, 2021.

NOTE 4 — INVESTMENT IN REAL ESTATE LOANS

Investment in real estate loans, net is as follows (in thousands):

	March 31, 2021	December 31, 2020
Real estate loans	$28,150	$28,671
Allowance for credit losses	(4,982)	(4,982)
Investment in real estate loans, net	$23,168	$23,689

The amortized cost bases of our Investment in real estate loans, net approximate their fair value.

Real Estate Development Loans

We provided mezzanine loans on three real estate development projects to fund up to an aggregate of $29.6 million for the development of three hotel properties. The three real estate development loans closed in the fourth quarter of 2017 and each had a stated interest rate of 8.00% and an initial term of approximately three years.  During the year ended December 31, 2020, one of the real estate loans with a principal balance of $3.8 million was repaid in full.

We have separate options related to each outstanding loan (each the "Initial Option") to purchase a 90% interest in each joint venture that owns the respective hotel upon completion of construction. The Initial Options are exercisable while the related real estate development loan is outstanding. We also have the right to purchase the remaining interests in each joint venture at future dates, generally five years after we exercise our Initial Option. We have recorded the aggregate estimated fair value of each Initial Option totaling $4.4 million in Other assets.

The COVID-19 pandemic has adversely affected the operations of the hotels that collateralize our mezzanine loans. As a result, at March 31, 2021 we have an allowance for credit losses of $2.6 million that was recorded in March 2020, to reduce the carrying amounts of the loans to their estimated net realizable values. Additionally, in March 2021, we entered into loan modifications related to the two outstanding real estate development loans described above to extend the maturity date of each loan to March 31, 2022. Interest will accrue at a rate of 8.00% and will be payable quarterly throughout the term of the loan. In connection with the modifications, the borrowers paid all interest due through March 31, 2021, which interest payments were previously deferred pursuant to modifications entered into in 2020. As a result, the Company recognized interest income related to these loans of $2.1 million during the three months ended March 31, 2021.

During the year ended December 31, 2019, we provided a mezzanine loan to fund up to $28.9 million for a mixed-use development project that includes a hotel property, retail space, and parking. The loan closed in the third quarter of 2019 and has a stated interest rate of 9.00%. The loan is secured by a second mortgage on the development project and a pledge of the equity in the project owner. As of March 31, 2021, we have funded $20.3 million of the loan commitment. Upon completion of construction, we have an option to purchase a 90% interest in the hotel (the “Initial Purchase Option”). We also have the right to purchase the remaining interest in the hotel five years after the completion of construction. We have issued a $10.0 million letter of credit under our senior revolving credit facility to secure the exercise of the Initial Purchase Option. As such, we have classified the loan as Investment in hotel properties, net on our Condensed Consolidated Balance Sheets at March 31, 2021. Interest income on the mezzanine loan will be recorded in our Condensed Consolidated Statement of Operations as it is earned. We have recorded the aggregate estimated fair value of the Initial Purchase Option totaling $2.8 million in Other assets and as a contra-asset to Investment in hotel properties, net. The contra-asset will be amortized as a component of non-cash interest income over the term of the real estate development loan using the straight-line method, which approximates the interest method. We recorded amortization of the contra-asset of $0.3 million during each of the three months ended March 31, 2021 and 2020 as non-cash interest income. Including the amortization of the contra-asset, the current effective interest rate on this loan is approximately 13.00%.

Seller-Financing Loans

On June 29, 2018, we sold the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA for an aggregate selling price of $24.9 million. We provided seller financing totaling $3.6 million on the sale of these properties under two, 3.5 year second mortgage notes with a blended interest rate of 7.38% that are further collateralized by a personal guarantee from the principal of the borrower. As of March 31, 2021, there was $2.4 million outstanding on the seller-financing loans. We are in negotiations with the borrower to secure repayment of the outstanding balance and unpaid interest on the loans. There can be no assurance that we will be successful in our negotiations with the borrower such that we will be able to secure full repayment of the outstanding obligations. As such, we have recorded an allowance for credit losses in an amount equal to the outstanding balance of the loans at March 31, 2021. Additionally, we have suspended the recognition of interest income for these loans until the cash interest payments are received.

NOTE 5 - DEBT

At March 31, 2021, our indebtedness was comprised of borrowings under our 2018 Senior Credit Facility (as defined below), the 2018 Term Loan (as defined below), the 2017 Term Loan (as defined below), the Joint Venture Credit Facility (as defined below), the Convertible Notes (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 3.27% at March 31, 2021 and 3.43% at December 31, 2020.

Debt, net of debt issuance costs, is as follows (in thousands):

	March 31, 2021	December 31, 2020
Revolving debt	$87,500	$222,500
Term loans	626,500	725,000
Convertible notes	287,500	—
Mortgage loans	152,993	153,978
	1,154,493	1,101,478
Unamortized debt issuance costs	(14,279)	(6,733)
Debt, net of debt issuance costs	$1,140,214	$1,094,745

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

	March 31, 2021	Percentage	December 31, 2020	Percentage
Fixed-rate debt	$832,336	72%	$545,754	50%
Variable-rate debt	322,157	28%	555,724	50%
	$1,154,493		$1,101,478

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Convertible notes	$287,500	$317,721	$—	$—	Level 1 - Market approach
Fixed-rate mortgage loans	144,836	143,685	145,754	143,244	Level 2 - Market approach
	$432,336	$461,406	$145,754	$143,244

At March 31, 2021 and December 31, 2020, we had $400.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value.  Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to "Note 7 - Derivative Financial Instruments and Hedging."

$600 Million Senior Credit and Term Loan Facility

On December 6, 2018, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $600.0 million senior credit facility (the “2018 Senior Credit Facility”) with Deutsche Bank AG New York Branch, as administrative agent, and a syndicate of lenders. The 2018 Senior Credit Facility is comprised of the $400 Million Revolver and a $200.0 million term loan facility (the “$200 Million Term Loan”). At March 31, 2021, we had $220.0 million borrowed and $320.0 million available to borrow plus an additional $50.0 million available to borrow subject to certain security requirements to be provided to the lender.

Amendments to $600.0 Million Senior Credit Facility

Between May 2020 and February 2021, the Company entered into several amendments to the Credit Agreement of the 2018 Senior Credit Facility (the “Credit Facility Amendments”).

As of March 31, 2021, the cumulative effect of the Credit Facility Amendments resulted in the waiver or adjustment of certain financial and other covenants under the 2018 Senior Credit Facility, for the periods described below:

•Waivers of key financial and certain other covenants in the 2018 Senior Credit Facility for the period April 1, 2020 through March 31, 2021, which period was extended through March 31, 2022; and
•Beginning on April 1, 2022, adjustments to certain of the key financial covenants go into effect through December 31, 2022 including:
◦Reduction of the Minimum Consolidated Fixed Charge Coverage Ratio;
◦Increase of the Maximum Unsecured Leverage Ratio;
◦Reduction of the Minimum Unsecured Interest Coverage Ratio; and
◦Increases to the Maximum Leverage Ratio, adjusting down beginning in the second quarter of 2022 and continuing through calendar year 2023.

The interest rate on the 2018 Senior Credit Facility is based on a pricing grid ranging from 140 basis points to 240 basis points plus LIBOR for the $400 Million Revolver and 135 basis points to 235 basis points plus LIBOR for the $200 Million Term Loan, depending upon the Company's leverage ratio. The pricing grid was modified under the Credit Facility Amendments such that during the period ending December 31, 2021, or earlier at the Company's election subject to certain requirements (the "Amendment Period"), the applicable margin was at Pricing Level VII, as defined in the 2018 Senior Credit Facility documents. The applicable margin is currently set at Pricing Level VIII. The interest rate at March 31, 2021 for the $200 Million Term Loan was 2.60%.

The Credit Facility Amendments require the borrower and certain subsidiaries to pledge to the secured parties all of the equity interests in the entities that own all properties included in the unencumbered asset pool supporting the facility (“Unencumbered Properties”), as well as the equity interests in the TRS lessees related to such Unencumbered Properties until the borrower meets certain conditions for their release. The Credit Facility Amendments also permitted the Company to complete the Convertible Notes Offering (defined below).

The Credit Facility Amendments allow the borrower to advance up to $350 million on the existing revolving facility. Furthermore, the Credit Facility Amendments permit the borrower to advance an additional $50 million, in addition to the $350 million advance described in the preceding sentence, upon filing mortgages and related security agreements on all Unencumbered Properties, with such security documents to be released upon the borrower meeting certain conditions for their release.

The Credit Facility Amendments revise the restrictions that were previously placed on certain investments in assets, equity offerings and securing of permitted indebtedness to permit the borrower and Company to take such actions, provided that (i) portions of the proceeds from such events will be used to pay down the balance of the 2018 Senior Credit Facility, the 2018 Term Loan (defined below) and 2017 Term Loan (defined below) in accordance with the terms of the Credit Facility Amendments, and (ii) the borrower and Company comply with the other conditions to taking such actions, including maintaining a minimum of $150 million in liquidity.

Certain other typical limitations and conditions for credit facilities of this nature include, among other provisions, limitations on the use of revolving facility advances, certain restrictions on payments of dividends and establishment of a minimum liquidity requirement as indicated above. At March 31, 2021, we were in compliance with all financial covenants.

The 2018 Senior Credit Facility has an accordion feature which will allow the Company to increase the total commitments by an aggregate of up to $300.0 million. The $400 Million Revolver will mature on March 31, 2023 and can be extended to March 31, 2024 at the Company’s option, subject to certain conditions. The $200 Million Term Loan will mature on April 1, 2024.

Term Loans

2018 Term Loan

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a new $225.0 million term loan (the “2018 Term Loan”) with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documentation, which is fully drawn as of March 31, 2021. The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the maturity date of February 14, 2025, subject to certain conditions.

Amendments to $225.0 Million 2018 Term Loan

Between May 2020 and February 2021, the Company entered into several amendments to the First Amended and Restated Credit Agreement (the “2018 Term Loan Amendments”). As of March 31, 2021, the cumulative effect of the changes to the 2018 Term Loan effected by the 2018 Term Loan Amendments are substantially similar to the changes described above effected by the Credit Facility Amendments.

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.35% and 1.95%, depending upon our leverage ratio (as defined in the loan documents). The pricing grid was modified under the 2018 Term Loan Amendments such that during the Amendment Period the applicable margin will be set at Pricing Level VII, as defined in the 2018 Term Loan documents. We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at March 31, 2021 was 2.40%.

Financial and Other Covenants. We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2018 Term Loan. The 2018 Term Loan Amendments provide that certain financial and other covenants under the 2018 Term Loan were waived or adjusted, which waivers and adjustments are the same as under the amendments to the Company’s 2018 Senior Credit Facility. At March 31, 2021, we were in compliance with all financial covenants.

Unencumbered Assets. The 2018 Term Loan Amendments require the borrower and certain subsidiaries to pledge to the secured parties all of the equity interests in the entities that own the Unencumbered Properties, as well as the equity interests in the TRS lessees related to such Unencumbered Properties until the borrower meets certain conditions for the release of such pledges. During the period that the pledges are in place, as well as at all other times during the term of the facility, borrowings under the 2018 Term Loan are limited by the value of the Unencumbered Assets.

2017 Term Loan

On September 26, 2017, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $225.0 million term loan (the "2017 Term Loan") with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documentation.

Amendments to $225.0 Million 2017 Term Loan

Between May 2020 and February 2021, the Company entered into various amendments to the 2017 Term Loan (the “2017 Term Loan Amendments”). As of March 31, 2021, the cumulative effect of the changes to the 2017 Term Loan effected by the 2017 Term Loan Amendments are substantially similar to the changes described above effected by the Credit Facility Amendments.

The 2017 Term Loan has an accordion feature which allows us to increase the total commitments by an aggregate of $175.0 million prior to the maturity date, subject to certain conditions. The 2017 Term Loan matures on November 25, 2022.

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.45% and 2.25%, depending upon our leverage ratio (as defined in the loan documents). The pricing grid was modified under the 2017 Term Loan Amendments such that during the Amendment Period the applicable margin will be set at Pricing Level VI, as defined in the 2017 Term Loan documents. We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at March 31, 2021 was 2.70%.

Financial and Other Covenants. We are required to comply with a series of financial and other covenants to draw and maintain borrowings under the 2017 Term Loan. The 2017 Term Loan Amendments provide that certain financial and other covenants under the 2017 Term Loan were waived or adjusted, which waivers and adjustments are the same as under the Credit Facility Amendments. At March 31, 2021, we were in compliance with all financial covenants.

Unencumbered Assets. The 2017 Term Loan Amendments require the borrower and certain subsidiaries to pledge to the secured parties all of the equity interests in the entities that own the Unencumbered Properties, as well as the equity interests in the TRS lessees related to such Unencumbered Properties until the borrower meets certain conditions for the release of such pledges. During the period that the pledges are in place, as well as at all other times during the term of the facility, borrowings under the 2017 Term Loan are limited by the value of the Unencumbered Assets.

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

The Parent is the joint venture including the Operating Partnership and an affiliate of GIC, Singapore's sovereign wealth fund. See "Note 8 – Equity – Non-controlling Interests in Joint Venture" for additional information. The Operating Partnership and the Company are not borrowers or guarantors of the Joint Venture Credit Facility. The Joint Venture Credit Facility is guaranteed by all of the Borrower’s existing and future subsidiaries, subject to certain exceptions.

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

The $125 Million Revolver and the $75 Million Term Loan will mature on October 8, 2023. Each can be extended for a single consecutive twelve-month period at the Borrower's option, subject to certain conditions.

Interest is paid on revolving credit advances at varying rates based upon, at the Borrower's option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a margin of 2.15% for Eurodollar rate advances, or (ii) LIBOR, plus a margin of 2.15% for LIBOR floating rate advances. The applicable margin for a term loan advance shall be five basis points less than revolving credit advances referenced above.

At March 31, 2021, we were in compliance with all financial covenants.

Amendments to $200 Million Joint Venture Credit Facility

On June 28, 2020, the Company entered into a Second Amendment to Credit Agreement concerning the Joint Venture Credit Facility (“Second Amendment”). The Second Amendment resulted in waivers or adjustments to certain financial and other covenants under the Joint Venture Credit Facility, which are described in the Current Report on Form 8-K filed by the Company on June 24, 2020.

On April 29, 2021, the Borrower, Parent, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a Third Amendment to Credit Agreement concerning the Joint Venture Credit Facility (the “Joint Venture Amendment”) with Bank of America, N.A., as administrative agent, and Bank of America, N.A., KeyBank National Association and Bank of Montreal, Chicago Branch, as lenders.

Certain financial and other covenants under the Joint Venture Credit Facility were waived or adjusted, for the periods described below:

•The Maximum Leverage Ratio and borrowing base leverage ratio (for purposes of determining availability) shall not exceed the following:
◦55.0% through the fourth quarter of 2021
◦65.0% for the first and second quarters of 2022
◦60.0% for the third quarter of 2022 until the initial maturity date
◦55.0% during any extension period

•Temporary waiver of the Minimum Consolidated Fixed Charge Coverage Ratio through the fourth quarter of 2021 and adjusting up through the second quarter of 2022; and

•Temporary waiver of the Borrowing Base Coverage Ratio through the first quarter of 2022 and adjusting up through June 30, 2023.

During the covenant waiver period, the applicable margin shall be increased to 230 basis points and 225 basis points for the revolver and term loan, respectively. After the covenant waiver period, the applicable margin will revert to 215 basis points and 210 basis points for the revolver and term loan, respectively.

The Joint Venture Amendment confirmed that the Borrower may make additional advances on the existing revolving facility, subject to certain financial covenant limitations. Certain other typical limitations and conditions for credit facilities of this nature were included among the provisions in the amendments including, among other provisions, limitations on the use of revolving facility advances, certain restrictions on payments of dividends and limitations on investments and dispositions. We retain the right to opt out of certain additional restrictive covenants upon demonstration of compliance with the required financial covenants.

Borrowing Base Assets. The Joint Venture Credit Facility is secured primarily by a first priority pledge of the Borrower's equity interests in the subsidiaries that hold the borrowing base assets, and the related TRS entities, which wholly own the TRS Lessees that lease each of the borrowing base assets.

Convertible Senior Notes and Capped Call Options

On January 7, 2021, we entered into an underwriting agreement (the “Convertible Notes Offering”) pursuant to which the Company agreed to offer and sell $287.5 million aggregate principal amount of the Company’s 1.50% convertible senior notes due 2026 (the “Convertible Notes"). The net proceeds from the Convertible Notes Offering, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company (including net proceeds from the full exercise by the underwriters of their over-allotment option to purchase additional Convertible Notes), were approximately $280.0 million before consideration of the Capped Call Transactions (as defined below). These proceeds were used to pay the cost of the Capped Call Transactions and to partially repay outstanding obligations under the 2018 Senior Credit Facility and 2017 Term Loan.

The Convertible Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The Convertible Notes will mature on February 15, 2026 (the “Maturity Date”), unless earlier converted, purchased or redeemed. Prior to August 15, 2025, the Convertible Notes will be convertible only upon certain circumstances and during certain periods. On or after August 15, 2025 and through the Maturity Date, holders may convert any of their Convertible Notes into shares of the Company’s common stock, at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day prior to the Maturity Date, unless the Convertible Notes have been previously purchased or redeemed by the Company. During the three months ended March 31, 2021, the Company recorded coupon interest expense of $0.9 million and amortized $0.4 million of the $7.5 million debt issuance costs related to the Convertible Notes Offering. Including the amortization of the debt issuance costs, the current effective interest rate on the Convertible Notes is approximately 2.00%.

The initial conversion rate of the Convertible Notes is 83.4028 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $11.99 per share of common stock based on the 37.5% base conversion premium on the reference price of $8.72 per share. In no event will the conversion rate exceed 114.6788 shares of common stock per $1,000 principal amount of Convertible Notes, subject to certain adjustments defined in the Convertible Notes Offering.

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

MetaBank Loan

On June 30, 2017, we entered into a $47.6 million secured, non-recourse loan with MetaBank (the "MetaBank Loan"). The MetaBank Loan provides for a fixed interest rate of 4.44% and originally provided for interest only payments for 18 months following the closing date. On January 31, 2019, we entered into a modification agreement, at no additional cost, that increased the interest-only period from 18 months to 24 months following the closing date. Beginning August 1, 2019, the loan amortizes over 25 years through the maturity date of July 1, 2027. The MetaBank Loan is secured by three hotels and is subject to a prepayment penalty if prepaid prior to April 1, 2027. On May 1, 2020, MetaBank waived the annual minimum debt service covenant ratio for the year ended December 31, 2020, and on April 12, 2021, MetaBank extended such waiver for the year ended December 31, 2021. The next covenant measurement date is December 31, 2022.

Mortgage Loans

At March 31, 2021, we had mortgage loans totaling $153.0 million that are secured primarily by first mortgage liens on 15 hotel properties.

NOTE 6 - LEASES

The Company has operating leases related to the land under certain hotel properties, conference centers, parking spaces, automobiles, our corporate office and other miscellaneous office equipment. These leases have remaining terms of 1 year to 77 years, some of which include options to extend the leases for additional years. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business. In addition, we rent or sublease certain owned real estate to third parties. We recorded gross third-party tenant income of $0.6 million and $0.5 million during the three months ended March 31, 2021 and 2020, respectively, which were recorded in Other income in the Condensed Consolidated Statement of Operations.

The majority of our third-party tenants requested rent deferrals to ease the negative financial effects of the COVID-19 pandemic on their businesses. We have generally negotiated with these tenants and granted rent deferrals that defer rent for a specified number of months and require repayment of the deferred rent over a negotiated period of time.

On January 1, 2019, the Company adopted ASC No. 842, Leases, and recognized right-of-use lease assets and related liabilities.  The right-of-use assets and related liabilities include renewal options reasonably certain to be exercised.  We base our lease calculations on our estimated incremental borrowing rate. As of March 31, 2021, our weighted average incremental borrowing rate was 4.91%.

During the three months ended March 31, 2021 and 2020, the Company's total operating lease cost was $0.8 million and $0.9 million, respectively, and the operating cash outflows from operating leases was $0.7 million and $0.8 million, respectively. As of March 31, 2021, the weighted average operating lease term was 28.2 years.

Operating lease maturities as of March 31, 2021 are as follows (in thousands):

2021	$1,536
2022	1,842
2023	970
2024	910
2025	913
Thereafter	27,993
Total lease payments (1)	34,164
Less interest	(16,041)
Total	$18,123

(1)Certain payments above include future increases to the minimum fixed rent based on the Consumer Price Index in effect at the initial measurement of the lease balances.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at March 31, 2021 and December 31, 2020 is as follows (dollars in thousands):

				Notional Amount		Fair Value
Contract date	Effective Date	Expiration Date	Average Annual Effective Fixed Rate	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	$100,000	$100,000	$(3,287)	$(3,831)
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	100,000	100,000	(3,305)	(3,853)
June 11, 2018	September 28, 2018	September 30, 2024	2.87%	75,000	75,000	(6,066)	(7,371)
June 11, 2018	December 31, 2018	December 31, 2025	2.93%	125,000	125,000	(11,989)	(15,795)
				$400,000	$400,000	$(24,647)	$(30,850)

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At March 31, 2021 and December 31, 2020, all of our interest rate swaps were in a liability position as a result of a decline in short-term interest rates and a continued flattening of the forward yield curve. Our interest rate swaps are recorded in Accrued expenses and other in our Condensed Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

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

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Gain (loss) recognized in Other comprehensive income on derivative financial instruments	$3,885	$(19,823)
Loss reclassified from Other comprehensive income to Interest expense	$(2,318)	$(779)
Total Interest expense in which the effects of cash flow hedges are recorded	$(10,788)	$(11,012)

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

On May 25, 2017, the Company and the Operating Partnership entered into separate sales agreements (collectively, the “Sales Agreements”) with several underwriters (the “Sales Agents”), pursuant to which the Company may sell our Common Stock having an aggregate offering price of up to $200.0 million (the “Shares”), from time to time through the Sales Agents, each acting as a sales agent and/or principal (the "2017 ATM Program"). To date, we have not sold any shares of our Common Stock under the 2017 ATM Program.

Changes in Common Stock during the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
	2021	2020
Beginning common shares outstanding	105,708,787	105,169,515
Grants under the Equity Plan	626,355	676,171
Common Unit redemptions	—	4,956
Performance share and other forfeitures	(60,823)	(210,897)
Shares retained for employee tax withholding requirements	(155,605)	(65,345)
Ending common shares outstanding	106,118,714	105,574,400

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

At March 31, 2021 and December 31, 2020, unaffiliated third parties owned 161,742 Common Units of the Operating Partnership, representing less than a 1% limited partnership interest in the Operating Partnership for each period.

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

Non-controlling Interests in Joint Venture

In July 2019, the Company entered into a joint venture agreement with GIC, Singapore’s sovereign wealth fund, to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the joint venture and intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the joint venture and will have the potential to earn incentive fees based on the joint venture achieving certain return thresholds. As of March 31, 2021, the joint venture owns the five hotel properties acquired in 2019.

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

NOTE 9 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at March 31, 2021 using
	Level 1	Level 2	Level 3	Total
Assets:
Purchase Options related to real estate loans	$—	$—	$7,161	$7,161
Liabilities:
Interest rate swaps	—	24,647	—	24,647

	Fair Value Measurements at December 31, 2020 using
	Level 1	Level 2	Level 3	Total
Assets:
Purchase Options related to real estate loans	$—	$—	$7,161	$7,161
Liabilities:
Interest rate swaps	—	30,850	—	30,850

Our Purchase Options related to real estate loans do not have readily determinable fair values. The original fair value of each Purchase Option was estimated using a binomial lattice or Black-Scholes model.

One of the real estate loans was repaid in full during the year ended December 31, 2020 and the related Purchase Option expired without being exercised.

Due to the adverse effects of the COVID-19 pandemic, we evaluated our Purchase Options for impairment during the three months ended March 31, 2020. The fair value of each Purchase Option was estimated using the Black-Scholes model. The estimated fair values of the Purchase Options were based on unobservable inputs for which there is little or no market information available and required us to develop our own assumptions as follows (dollar amounts in thousands):

	Real Estate Loan 1		Real Estate Loan 2		Real Estate Loan 3
Exercise price	$15,143		$17,377		$37,800
Term	2.59	(1) (2)	2.68	(1) (2)	1.42	(3)
Expected volatility	65.0%		55.0%		55.0%
Risk-free rate	0.3%		0.3%		0.2%
Expected annualized equity dividend yield	6.5%		7.5%		—%

(1)The purchase option is currently exercisable.
(2)The option term is the period from April 1, 2020 through the fully extended original maturity dates of the respective mezzanine loans.
(3)The option term is the period from April 1, 2020 through the date in which the development project is completed and the option becomes exercisable.

The fair value of our outstanding Purchase Options at March 31, 2021 and December 31, 2020 were as follows (dollar amounts in thousands):

	Real Estate Loan 1	Real Estate Loan 2	Real Estate Loan 3
Purchase Option value at March 31, 2021 and December 31, 2020	$1,600	$2,761	$2,800

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Restricted Cash

The Company maintains reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at some of our hotel properties in accordance with management, franchise or mortgage loan agreements. These agreements generally require us to reserve cash ranging from 2.0% to 5.0% of the revenues of the individual hotel in restricted cash escrow accounts. Any unused restricted cash balances revert to us upon the termination of the underlying agreement or may be released to us from the restricted cash escrow accounts upon proof of expenditures and approval from the lender or other party requiring the restricted cash reserves.

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

Furthermore, Marriott has suspended our obligation to fund monthly FF&E reserves for the Marriott Hotels through December 31, 2021. During January 2021, we transitioned the management of the Courtyard by Marriott - Fort Worth, TX from Marriott to Aimbridge Hospitality. As such, we are no longer obligated to replenish $0.5 million of the Borrowed Reserve.

At March 31, 2021 and December 31, 2020, approximately $20.0 million and $18.2 million, respectively, was available in restricted cash reserve funds required by certain of our property managers, franchisors, or mortgage lenders for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at our hotel properties.

Franchise Agreements

We expensed fees related to our franchise agreements of $4.1 million and $9.5 million for the three months ended March 31, 2021 and 2020, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various professional third-party management companies. We pay base management fees that are a percentage of gross room revenues and incentive management fees based on achievement of certain financial targets pursuant to contracts that generally have remaining terms of less than five years. Management fee expenses were $1.6 million and $3.1 million for the three months ended March 31, 2021 and 2020, respectively.

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

Stock options granted may be either incentive stock options or non-qualified stock options. Vesting terms may vary with each grant, and stock option terms are generally five to ten years. We have outstanding equity-based awards in the form of restricted stock awards. All of our outstanding equity-based awards are classified as equity awards.

Stock Options Granted Under our Equity Plan

The 235,000 stock options outstanding as of December 31, 2020 expired unexercised on February 13, 2021 and were forfeited.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock award activity under our Equity Plan for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2020	573,577	$10.18	$5,168
Granted	366,627	10.47
Vested	(219,636)	11.20
Non-vested at March 31, 2021	720,568	$10.02	$7,292

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

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under the Equity Plan for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2020	922,239	$11.65	$8,309
Granted	259,728	14.05
Vested	(182,480)	13.73
Forfeited	(60,823)	13.73
Non-vested at March 31, 2021	938,664	$11.78	$9,499

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

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate general and administrative expenses in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Time-based restricted stock	$665	$602
Performance-based restricted stock	904	873
	$1,569	$1,475

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $13.3 million at March 31, 2021 and will be recorded as follows (in thousands):

	Total	2021	2022	2023	2024	2025
Time-based restricted stock	$6,314	$2,247	$2,305	$1,500	$242	$20
Performance-based restricted stock	6,987	2,763	2,609	1,413	202	—
	$13,301	$5,010	$4,914	$2,913	$444	$20

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

The Company recorded income tax expense of $0.1 million and $2.0 million for three months ended March 31, 2021 and 2020, respectively. The $2.0 million income tax expense recorded in the three months ended March 31, 2020 included a $2.1 million discrete non-cash deferred income tax related to the establishment of valuation allowances against our TRS Lessees’ deferred tax assets. Due to the effects of the COVID-19 pandemic, certain of our TRS Lessees have incurred operating losses in the past and are expected to be in a cumulative loss for the foreseeable future.  A cumulative loss is significant negative evidence that the realizability of our deferred tax assets at March 31, 2021 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all our deferred tax assets at March 31, 2021.

We had no unrecognized tax benefits at March 31, 2021. We expect no significant changes in unrecognized tax benefits within the next year.

The American Rescue Plan Act of 2021 was signed into law on March 11, 2021. Some of the key income tax provisions include:

•An extension of the employee retention tax credit through 2021. To be eligible for the credit in 2021, an organization’s gross receipts must be less than 80% of the same quarter in 2019. The credit is calculated based on 70% of qualifying wages, capped at $10,000 of compensation each quarter in 2021. We anticipate a credit of approximately $1.3 million in 2021.
•Expanded limits on executive compensation deductions. Section 162(m) limits the deduction for compensation paid to each covered employee to $1 million for public companies. Covered employees generally include the CEO, CFO, and the next three highest paid officers as determined under the SEC rules. For tax years after December 31, 2026, Section 162(m) applies to the CEO, CFO, and the next five highest paid employees.

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

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share):

	For the Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(32,871)	$(16,214)
Less: Preferred dividends	(3,709)	(3,709)
Allocation to participating securities	—	(81)
Attributable to non-controlling interest in Operating Partnership	54	37
Attributable to non-controlling interests in joint venture	1,452	855
Net loss attributable to common stockholders, net of amount allocated to participating securities	$(35,074)	$(19,112)
Denominator:
Weighted average common shares outstanding - basic and diluted	104,278	103,995
Loss per share:
Basic and diluted	$(0.34)	$(0.18)

The Common Units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners' share of income would also be added to derive net income attributable to common stockholders. Our unvested performance-based restricted stock awards and outstanding convertible notes have been excluded from the denominator of the diluted earnings per share calculation as their inclusion would be antidilutive.

NOTE 14 - SUBSEQUENT EVENTS

Debt Transactions

On April 29, 2021, Summit JV MR 1, LLC entered into the Third Amendment to Credit Agreement of the Joint Venture Credit Facility as described in "Note 5 - Debt."

Dividends

On April 30, 2021, our Board of Directors declared cash dividends of $0.403125 per share of 6.45% Series D Cumulative Redeemable Preferred Stock and $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock. These dividends are payable May 28, 2021 to stockholders of record on May 17, 2021.

Hotel Property Portfolio Activity

On May 1, 2021, the Company contributed a portfolio of six hotels containing 846 guestrooms into its existing joint venture with an affiliate of GIC, Singapore’s sovereign wealth fund. Total consideration for the portfolio was $172.0 million and GIC contributed $84.3 million in cash to complete the acquisition of their 49% interest. Net proceeds from the transaction were used to repay $62.5 million of the Company's senior debt and $20.9 million may be used for future investment opportunities.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2020 and our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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
•potential changes in operations as a result of regulations or changes in brand standards imposed in connection with, or changes in consumer behavior in response to, the COVID-19 pandemic;
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
•the effect on our interest rates when LIBOR is replaced with a new benchmark which may perform differently than LIBOR;
•our ability to effectively manage our joint venture with our joint venture partner;
•current and future changes to the IRC; and
•the other factors discussed under the heading "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning primarily premium-branded, select-service hotels. At March 31, 2021, our portfolio consisted of 72 hotels with a total of 11,288 guestrooms located in 23 states. We own our hotels in fee simple, except for four hotels which are subject to ground leases. As of March 31, 2021, we own 100% of the outstanding equity interests in 67 of our 72 hotels. We own a 51% controlling interest in five hotels acquired in 2019 through a joint venture. Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

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

Management Company	Number of Properties	Number of Guestrooms
Affiliates of Aimbridge Hospitality, including Interstate Management Company, LLC	34	5,336
OTO Development, LLC	15	2,164
Stonebridge Realty Advisors, Inc. and affiliates	9	1,312
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	6	973
White Lodging Services Corporation	4	791
American Liberty Hospitality, Inc.	2	372
Intercontinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Crestline Hotels & Resorts, LLC	1	88
Total	72	11,288

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

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of lodging demand include changes in gross domestic product, corporate profits, capital investments, employment and more recently, travel-related health and safety restrictions. Volatility in the economy and risks arising from global and domestic political or economic conditions may cause slowing economic growth, which would have an adverse effect on lodging demand. The global and U.S. economies, and the travel and lodging industries, have experienced a significant downturn as a result of the COVID-19 global pandemic, which is expected to continue until an effective vaccine is more broadly distributed, government restrictions are lifted, consumer confidence is restored and a recovery in hospitality and travel-related demand occurs. During the first quarter of 2021, we began to see a more significant recovery in leisure demand, which we expect to continue in the summer months. However, corporate transient and group demand remains significantly reduced from historical levels and is expected to recover later and more slowly than leisure demand.

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

The restrictions implemented in response to the COVID-19 pandemic have had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline in all forms of travel, both domestic and international, and a significant decline in hotel demand. These conditions have resulted in a substantial decline in our revenues, profitability and cash flows from operations.

The COVID-19 pandemic caused the Company to temporarily suspend operations at six hotels containing 934 guestrooms in March 2020. An additional nine hotels, containing 1,278 guestrooms, each of which is adjacent to another of our hotels ("Sister Properties"), continued to accept reservations, but guests were directed to Sister Properties. In May of 2020, five hotels containing 682 guestrooms and four hotel properties adjacent to Sister Properties containing 506 guestrooms were re-opened. During the second half of 2020, three hotel properties adjacent to Sister Properties containing 430 guestrooms were re-opened. As of March 31, 2021, only one hotel with 252 guestrooms still has suspended operations and guests at two other hotels containing 342 guestrooms are being directed to Sister Properties.

The effects of the COVID-19 pandemic on our operations were the primary drivers of a 45.4% decline in RevPAR during the three months ended March 31, 2021 in comparison to the three months ended March 31, 2020. Furthermore, our income from hotel operations declined from $29.7 million during the three months ended March 31, 2020 to $7.7 million for the three months ended March 31, 2021. During the first quarter of 2021, the administration of COVID-19 vaccines has rapidly increased and government restrictions in many jurisdictions have been eased or lifted. As a result, we have experienced a sequential improvement in our business that has been primarily driven by leisure travel. A recovery in business travel and group business has been slower and we anticipate that these trends will continue until the effects of the COVID-19 pandemic subside. However, it is currently extremely difficult to predict how long the adverse effects of the COVID-19 pandemic will continue, when an economic recovery will commence and the length of time it will take for us to return to operational and financial performance that is consistent with past performance.

Management’s Actions in Response to the Effects of COVID-19 on Our Operations

We have taken the following actions to mitigate the negative effects of the COVID-19 pandemic on our consolidated financial position, results of operations and cash flows:

Operational Adjustments

In response to the rapid decline in demand for room nights and loss of revenues as a result of the COVID-19 pandemic, we, along with our property managers, evaluated each hotel in our portfolio to determine if market conditions warranted the temporary suspension of operations, and to adjust labor cost structures for hotels that would continue to operate. Although the vast majority of our hotels have remained open, staffing levels have been reduced to levels that safely and effectively maintain reasonable accommodations for our guests, including essential hotel functions such as cleaning and disinfecting to mitigate the spread of COVID-19. As demand at our hotels has increased, we have also increased staffing commensurately.

Financial Measures and Liquidity

We took significant action to enhance our overall liquidity position in response to the COVID-19 pandemic’s effect on our financial position. The following is a summary of certain measures that we have adopted in order to improve our overall liquidity position:

•We further amended loan agreements of our 2018 Senior Credit Facility, 2017 Term Loan and 2018 Term Loan (each as defined in "Note 5 – Debt" to the Condensed Consolidated Financial Statements) in February 2021 to provide for financial covenant waivers through March 31, 2022, to obtain certain modifications to financial covenant measures through December 31, 2023 and to access the full borrowing capacity under our $400 million revolving credit facility (“$400 Million Revolver”) subject to certain conditions. At May 1, 2021, we had $50.4 million of consolidated unrestricted cash on hand and an additional $390.0 million of undrawn availability on our $400 Million Revolver. We have no debt maturing before November 2022.
•We further amended our joint venture credit agreement in April 2021 to provide for certain financial covenant waivers and adjustments as described below.
•We completed the offering of $287.5 million of Convertible Notes (as defined below) in January 2021 and used a portion of the proceeds to repay the outstanding borrowings under our $400 Million Revolver and to partially repay outstanding balances under our term loan obligations. These transactions ensured the availability of sufficient capacity under the $400 Million Revolver to provide adequate liquidity should we experience a prolonged disruption in lodging demand.
•We suspended the declaration and payment of dividends on our common stock and operating partnership units beginning in the first quarter of 2020. This conserves an additional $19.0 million of cash quarterly, or $75.0 million on an annualized basis.
•We postponed non-essential capital improvement projects beyond those already substantially complete and continue to adjust capital improvement spending in response to changes in demand.
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
•We implemented a voluntary temporary reduction of base salaries and fees, respectively, for executive officers and independent members of the Board of Directors for a portion of 2020.
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
We expect that the operational, financial and liquidity measures that we have taken will allow us to meet our funding needs for the foreseeable future. However, there is substantial uncertainty as to how long the economic hardship caused by the COVID-19 pandemic will last and the timing and rate of an economic recovery afterwards.

Modification of TRS Leases

All of our hotels are leased by either our Operating Partnership, or subsidiary REITs to our TRS Lessees. Economic challenges caused by the COVID-19 pandemic have resulted in the temporary suspension of operations of certain hotels and significantly reduced operations at the hotels that have remained open for business. In December 2020, most of our TRS Lessees received rent abatements for rent deficiencies. During the three months ended March 31, 2021, prospective lease modifications were entered into with most of our TRS Lessees to reflect the current market conditions and better enable the TRS Lessees to manage their operations and cash flows at reduced levels. The deferral, abatement or modification of the rents related to our TRS Lessees has no effect on our consolidated financial position or results of operations. However, it may increase the income of our TRS Lessees on a stand-alone basis.

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

Forward-looking Information and Use of Estimates

The full effects of the COVID-19 pandemic on our Company will depend on future developments, such as the ultimate duration and scope of the outbreak, its effect on our customers, brands and business partners, the rate at which normal economic conditions, operations, and the demand for lodging resume, and the magnitude of the recessionary conditions in any of our markets. Accordingly, the full effects on our Company cannot be determined at this time; however, despite the uncertainty of the effects of the COVID-19 pandemic, we expect our full year 2021 results of operations to be adversely affected. While the potential magnitude and duration of the business and economic effects of COVID-19 are uncertain, we believe that the nascent recovery in our business that began during 2020 will continue into the year ending December 31, 2021 and operating performance will improve gradually over a multi-year period before reaching prior peak performance levels. We believe that a recovery in business conditions resulting in positive operating cash flows, together with cash on hand, and the current availability under our credit facilities, will provide sufficient liquidity to fund operations for at least the next twelve months. There can be no assurance that the assumptions used to evaluate the carrying amounts of our assets or to estimate our liquidity requirements will be correct. For additional information on the current and potential future effects of the COVID-19 pandemic, please see Item 1A. Risk Factors.

Our Hotel Property Portfolio

At March 31, 2021, our portfolio consisted of 72 hotels with a total of 11,288 guestrooms. According to current chain scales as defined by STR, Inc., two of our hotel properties with a total of 280 guestrooms are categorized as Upper-upscale hotels, 60 of our hotel properties with a total of 9,537 guestrooms are categorized as Upscale hotels and 10 of our hotel properties with a total of 1,471 guestrooms are categorized as Upper-midscale hotels. Information about our hotel properties as of March 31, 2021 is as follows:

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

Comparison of the Three Months Ended March 31, 2021 with the Three Months Ended March 31, 2020

The following table contains key operating metrics for our total portfolio for the three months ended March 31, 2021 compared with the three months ended March 31, 2020 (dollars in thousands, except ADR and RevPAR).

	For the Three Months Ended March 31,		Quarter-over-Quarter	Quarter-over-Quarter
	2021	2020	Dollar Change	Percentage Change
	Total Portfolio (72 hotels)	Total Portfolio (72 hotels)	Total Portfolio (72 hotels)	Total Portfolio (72 hotels)
Revenues:
Room	$53,245	$98,603	$(45,358)	(46.0)%
Food and beverage	1,003	4,884	(3,881)	(79.5)%
Other	3,606	4,898	(1,292)	(26.4)%
Total	$57,854	$108,385	$(50,531)	(46.6)%

Expenses:
Room	$12,550	$24,573	$(12,023)	(48.9)%
Food and beverage	556	4,037	(3,481)	(86.2)%
Other hotel operating expenses	24,574	35,283	(10,709)	(30.4)%
Total	$37,680	$63,893	$(26,213)	(41.0)%

Operational Statistics:
Occupancy	50.3%	61.4%	n/a	(18.0)%
ADR	$104.12	$156.44	$(52.32)	(33.4)%
RevPAR	$52.41	$95.99	$(43.58)	(45.4)%

Changes from the three months ended March 31, 2021 compared with the three months ended March 31, 2020 were due to the following:

•Revenues. The decline in revenues was primarily due to a significant decline in occupancy as a result of the COVID-19 pandemic. See "Industry Trends and Outlook - Effects of COVID-19 Pandemic on Our Business" for further information.
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

The following table includes other consolidated income and expenses for the three months ended March 31, 2021 compared with the three months ended March 31, 2020 (dollars in thousands).

	For the Three Months Ended March 31,
	2021	2020	Dollar Change	Percentage Change
Property taxes, insurance and other	$10,904	$11,698	$(794)	(6.8)%
Management fees	1,555	3,072	(1,517)	(49.4)%
Depreciation and amortization	27,297	27,079	218	0.8%
Corporate general and administrative	5,678	4,668	1,010	21.6%
Provision for credit losses	—	2,530	(2,530)	(100.0)%
Loss on impairment and write-off of assets	—	782	(782)	(100.0)%
Gain (loss) on disposal of assets, net	50	(3)	53	1,766.7%
Interest expense	10,788	11,012	(224)	(2.0)%
Other income, net	3,232	2,106	1,126	53.5%
Income tax expense	105	1,968	(1,863)	(94.7)%

Changes from the three months ended March 31, 2021 compared with the three months ended March 31, 2020 were due to the following:

•Property Taxes, Insurance and Other. This decrease is primarily due to a reduction in property taxes related to certain properties as a result of the effects of the COVID-19 pandemic on 2021 property tax valuations.
•Management Fees. This decrease is primarily due to reduced consolidated revenues, upon which management fees are based, as a result of the COVID-19 pandemic.
•Depreciation and Amortization. This increase is due to incremental depreciation expense as a result of renovation completions and capital expenditures.
•Corporate General and Administrative. This increase is primarily due to incentive and other compensation costs.
•Gain (Loss) on Disposal of Assets. The gain on disposal of assets, net for the three months ended March 31, 2021 is due to the receipt of a legal settlement related to properties sold in a prior period.
•Interest Expense. Interest expense decreased as a result of a reduction in our weighted average interest rate, primarily due to the Convertible Notes Offering.
•Other Income, net. This increase is primarily due to the interest income recorded on our mezzanine loans as a result of the interest payments made in connection with the loan amendments completed during the three months ended March 31, 2021. See "Note 4 - Investment in Real Estate Loans" to the Condensed Consolidated Financial Statements for further information.
•Income Tax Expense. The Company recorded a $0.1 million income tax expense during the three months ended March 31, 2021 primarily attributable to current federal and state income taxes of our TRSs. The $2.0 million income tax expense recorded in the three months ended March 31, 2020 included a $2.1 million discrete non-cash deferred income tax related to the establishment of valuation allowances against our TRS Lessees' deferred tax assets.

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

FFO and AFFO

As defined by Nareit, FFO represents net income or loss (computed in accordance with GAAP), excluding preferred dividends, gains (or losses) from sales of real property, impairment losses on real estate assets, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization related to real estate assets, and adjustments for unconsolidated partnerships, and joint ventures. AFFO represents FFO excluding amortization of deferred financing costs, franchise fees, equity-based compensation expense, debt transaction costs, premiums on redemption of preferred shares, losses from net casualties, non-cash lease expense, non-cash interest income and non-cash income tax related adjustments to our deferred tax assets. Unless otherwise indicated, we present FFO and AFFO applicable to our common shares and common units. We present FFO and AFFO because we consider FFO and AFFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and AFFO when reporting their results. FFO and AFFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and AFFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and AFFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our computation of FFO differs slightly from the computation of Nareit-defined FFO related to the reporting of corporate depreciation and amortization expense, and adjustments related to provision for credit losses. Our computation of FFO may also differ from the methodology for calculating FFO used by other equity REITs and, accordingly, may not be comparable to such other REITs. FFO and AFFO should not be considered as alternatives to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.  Where indicated in this Quarterly Report on Form 10-Q, FFO is based on our computation of FFO and not the computation of Nareit-defined FFO unless otherwise noted.

The following is a reconciliation of our GAAP net loss to FFO and AFFO for the three months ended March 31, 2021 and 2020 (in thousands, except per share/unit amounts):

	For the Three Months Ended March 31,
	2021	2020
Net loss	$(32,871)	$(16,214)
Preferred dividends	(3,709)	(3,709)
Loss related to non-controlling interests in joint venture	1,452	855
Net loss applicable to common shares and common units	(35,128)	(19,068)
Real estate-related depreciation	27,180	26,964
Loss on impairment and write-off of assets	—	782
(Gain) loss on disposal of assets, net	(50)	3
Provision for credit losses	—	2,530
Adjustments related to non-controlling interests in consolidated joint venture	(1,510)	(1,413)
FFO applicable to common shares and common units	(9,508)	9,798
Amortization of lease-related intangible assets, net	22	22
Amortization of deferred financing costs	1,011	457
Amortization of franchise fees	117	115
Equity-based compensation	1,569	1,475
Debt transaction costs	116	1
Non-cash interest income	(257)	(791)
Non-cash lease expense, net	120	109
Casualty (recoveries) losses, net	(35)	89
Increase in deferred tax asset valuation allowance	—	2,058
Adjustments related to non-controlling interests in consolidated joint venture	(78)	(64)
AFFO applicable to common shares and common units	$(6,923)	$13,269
Weighted average diluted common shares/common units (1)	104,440	104,298
FFO per common share/common unit	$(0.09)	$0.09
AFFO per common share/common unit	$(0.07)	$0.13

(1)Includes common units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the common units are redeemable for cash or, at our election, shares of our common stock.

AFFO applicable to common shares and common units decreased $20.2 million, or 152.2%, for the three months ended March 31, 2021 compared to the same period of 2020 due to a significant decline in revenue as a result of the COVID-19 pandemic. See "Industry Trends and Outlook - Effects of COVID-19 Pandemic on Our Business" for further information.

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

We make additional adjustments to EBITDAre when evaluating our performance, such as adjustments related to the provision for credit losses, because we believe that the exclusion of certain additional non-recurring or certain non-cash items described below provides useful supplemental information to investors regarding our ongoing operating performance. We believe that the presentation of Adjusted EBITDAre, when combined with the primary GAAP presentation of net income, is useful to an investor in evaluating our operating performance because it provides investors with an indication of our ability to incur and service debt, to satisfy general operating expenses, to make capital expenditures and to fund other cash needs or reinvest cash into our business. We also believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our asset base (primarily depreciation and amortization) from our operating results.

The following is a reconciliation of our GAAP net loss to EBITDA, EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Net loss	$(32,871)	$(16,214)
Depreciation and amortization	27,297	27,079
Interest expense	10,788	11,012
Interest income	(1)	(56)
Income tax expense	105	1,968
EBITDA	5,318	23,789
Loss on impairment and write-off of assets	—	782
Provision for credit losses	—	2,530
(Gain) loss on disposal of assets, net	(50)	3
EBITDAre	5,268	27,104
Amortization of lease-related intangible assets, net	22	22
Equity-based compensation	1,569	1,475
Debt transaction costs	116	1
Non-cash interest income	(257)	(791)
Non-cash lease expense, net	120	109
Casualty (recoveries) losses, net	(35)	89
Loss related to non-controlling interests in joint venture	1,452	855
Adjustments related to non-controlling interests in consolidated joint venture	(2,031)	(2,114)
Adjusted EBITDAre	$6,224	$26,750

Adjusted EBITDAre decreased $20.5 million, or 76.7%, for the three months ended March 31, 2021 compared to the same period of 2020 due to a significant decline in revenue as a result of the COVID-19 pandemic. See "Industry Trends and Outlook - Effects of COVID-19 Pandemic on Our Business" for further information.

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

To satisfy the requirements for qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to distribute a sufficient amount of our taxable income to maintain our status as a REIT and to avoid tax on undistributed income. Because we anticipate distributing a substantial amount of our available cash from operations, if sufficient funds are not available to us from hotel dispositions, our senior revolving credit and term loan facilities and other loans, we may need to raise additional capital to grow our business.

We currently have outstanding mezzanine loans on three real estate development projects to fund up to an aggregate of $54.6 million for the development of four hotel properties. Two of the real estate development loans, which closed in the fourth quarter of 2017, are fully funded. Both have a stated interest rate of 8.00% and mature on March 31, 2022. One of the real estate development loans, which closed in the third quarter of 2019, has $20.3 million funded as of March 31, 2021, has $8.5 million remaining to be funded, and has a stated interest rate of 9.00% and a maturity date of May 15, 2022. As of March 31, 2021, we have funded $46.1 million of our loan commitments. See "Note 4 – Investment in Real Estate Loans" for additional information concerning these loans and our rights to acquire ownership of the properties.

We evaluated our notes receivable for potential credit losses by estimating the fair value of the collateral supporting each note receivable at March 31, 2021 based on assumptions related to the expected future performance of the collateral assets and the resulting anticipated net selling value of the assets at capitalization rates that are common for the asset class. Our current estimate of credit losses related to the real estate development loans of $2.6 million as a result of the COVID-19 pandemic is recorded as an allowance for credit losses at March 31, 2021.

On January 7, 2021, we entered into an underwriting agreement pursuant to which the Company agreed to offer and sell $287.5 million aggregate principal amount of the Company’s 1.50% convertible senior notes due 2026 (the “Convertible Notes"). The net proceeds from the Convertible Notes Offering, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company (including net proceeds from the full exercise by the underwriters of their over-allotment option to purchase additional Convertible Notes), were approximately $280.0 million before consideration of the Capped Call Transactions. These proceeds were used to pay the cost of the Capped Call Transactions and to partially repay outstanding obligations under the 2018 Senior Credit Facility and 2017 Term Loan.

The Convertible Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The Convertible Notes will mature on February 15, 2026 (the “Maturity Date”), unless earlier converted, purchased or redeemed. Prior to August 15, 2025, the Convertible Notes will be convertible only upon certain circumstances and during certain periods. On or after August 15, 2025 and through the Maturity Date, holders may convert any of their Convertible Notes into shares of the Company’s common stock, at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day prior to the Maturity Date, unless the Convertible Notes have been previously purchased or redeemed by the Company.

The initial conversion rate of the Convertible Notes is 83.4028 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $11.99 per share of common stock based on the 37.5% base conversion premium on the reference price of $8.72 per share. The conversion rate is subject to adjustment in certain circumstances.

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

The effective strike price of the Capped Call Transactions is initially $15.26, which represents a premium of 75.0% over the last reported sale price of the common stock on the New York Stock Exchange on January 7, 2021, and is subject to certain adjustments under the terms of the Capped Call transactions. See “Note 5 – Debt,” for additional information concerning the Convertible Notes, Convertible Notes Offering and the Capped Call Transactions.

Outstanding Indebtedness

Subsequent to quarter-end, at May 1, 2021, we had $200.0 million outstanding on our $200 Million Term Loan, $84.0 million outstanding on our 2017 Term Loan and $225.0 million outstanding on our 2018 Term Loan. Each of the credit facilities was supported by the 46 hotel properties included in the credit facility borrowing base and a pledge of the equity securities in each of the entities which own one of the 46 hotel properties, and the respective TRS Lessees. We also had $287.5 million of Convertible Notes outstanding.

Subsequent to quarter-end, at May 1, 2021, our subsidiary joint venture had $143.5 million outstanding under our Joint Venture Credit Facility, which included borrowings of $75.0 million on its $75 million term loan and $68.5 million on its $125 million revolving line of credit. The Joint Venture Credit Facility is secured primarily by a first priority pledge of the Borrower's equity interests in the subsidiaries that hold the five hotel borrowing base assets, and the related TRS entities, which wholly own the TRS lessees that lease each of the borrowing base assets.

At March 31, 2021, we have scheduled debt principal amortization payments during the next twelve months totaling $4.0 million and no debt maturities. Currently, we have the capacity to pay these scheduled principal debt payments using cash on hand or draws under our $400 Million Revolver.

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

Our outstanding indebtedness requires us to comply with various financial and other covenants. At March 31, 2021, we are in compliance with all of the Company's loan agreements. On February 5, 2021, the Company entered into certain amendments of the 2018 Senior Credit Facility, the 2018 Term Loan and the 2017 Term Loan that give us full access to the $400 Million Revolver (subject to certain conditions), provide for financial covenant waivers through March 31, 2022, and modify certain financial covenant measures through December 31, 2023.

Additionally, on April 29, 2021, we amended the Joint Venture Credit Facility to provide for certain financial covenant waivers and adjustments as described in “Note 5 – Debt” to the Condensed Consolidated Financial Statements.

There are currently no defaults under any of the Company's mortgage loan agreements.

See "Note 5 - Debt" to the Condensed Consolidated Financial Statements for additional information concerning the loan amendments and our financing arrangements.

A summary of our gross debt at March 31, 2021 is as follows (dollars in thousands):

Lender	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Encumbered Properties		Principal Amount Outstanding
$600 Million Senior Credit and Term Loan Facility (1)
Deutsche Bank AG New York Branch
$400 Million Revolver	2.65% Variable	n/a	March 31, 2023	n/a		$20,000
$200 Million Term Loan	2.60% Variable	n/a	April 1, 2024	n/a		200,000
Total Senior Credit and Term Loan Facility						220,000

Joint Venture Credit Facility (2)
Bank of America, N.A.
$125 Million Revolver	2.40% Variable	n/a	October 8, 2023	n/a		67,500
$75 Million Term Loan	2.35% Variable	n/a	October 8, 2023	n/a		75,000
Total Joint Venture Credit Facility						142,500

Term Loans (1)
KeyBank National Association
Term Loan	2.70% Variable	n/a	November 25, 2022	n/a		126,500
KeyBank National Association
Term Loan	2.40% Variable	n/a	February 14, 2025	n/a		225,000

Convertible Notes	1.50% Fixed	n/a	February 15, 2026	n/a		287,500

Secured Mortgage Indebtedness
MetaBank	4.44% Fixed	25	July 1, 2027	3		45,894
KeyBank National Association	4.46% Fixed	30	February 1, 2023	3		18,915
	4.52% Fixed	30	April 1, 2023	3		19,395
	4.30% Fixed	30	April 1, 2023	3		18,728
	4.95% Fixed	30	August 1, 2023	2		33,747
Bank of the Cascades	2.11% Variable	25	December 19, 2024	1	(3)	8,157
	4.30% Fixed	25	December 19, 2024	—	(3)	8,157
Total Mortgage Loans						152,993
Total Debt				15		$1,154,493

(1)The $600 Million Senior Revolving Credit and Term Loan Facility and Term Loans are supported by a borrowing base of 52 unencumbered hotel properties and a pledge of the equity securities of the entities that own and operate the 52 unencumbered hotels.
(2)The Joint Venture Credit Facility is secured by pledges of the equity in the entities (and affiliated entities) that own the hotels.
(3)The Bank of Cascades mortgage loan is comprised of two promissory notes that are secured by the same collateral and cross-defaulted.

We are exposed to interest rate risk through our variable-rate debt. We manage this risk primarily by managing the amount, sources, and duration of our debt funding and through the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage our exposure to known or expected cash payments related to our variable-rate debt. During the three months ended March 31, 2021, the fair value of our interest rate swaps increased $6.2 million due to an increase in interest rate expectations.  Each interest rate swap fixes the interest rates on portions of our variable interest rate indebtedness and converts LIBOR from a floating rate to average fixed rates ranging from 1.98% to 2.93%.

Capital Expenditures

During the three months ended March 31, 2021, we funded $3.6 million in capital expenditures at our hotel properties.  We anticipate spending an estimated $20.0 million to $30.0 million on capital expenditures across our portfolio in 2021 assuming a reasonable recovery in lodging demand occurs throughout the year. We expect to fund these expenditures through a combination of cash on hand, working capital, borrowings under our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flows

	For the Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Net cash (used in) provided by operating activities	$(3,167)	$7,306	$(10,473)
Net cash used in investing activities	(6,243)	(12,720)	6,477
Net cash provided by financing activities	17,902	95,445	(77,543)
Net change in cash, cash equivalents and restricted cash	$8,492	$90,031	$(81,539)

Changes from the three months ended March 31, 2021 compared to the three months ended March 31, 2020 were due to the following:

•Cash (used in) provided by operating activities. This decrease primarily resulted from a decrease in net income of $20.5 million after adjusting for non-cash items, such as depreciation and amortization and gains on the sale of assets, partially offset by net changes in working capital of $10.1 million. The overall decrease is primarily due to the effects of the COVID-19 pandemic.
•Cash used in investing activities. This decrease in cash used in investing activities is primarily due to a reduction in capital expenditures of $7.5 million, partially offset by an increase in net real estate loan funding of $1.0 million.
•Cash provided by financing activities. Cash provided by financing activities for the quarter ended March 31, 2020 was primarily the result of net borrowings under our revolving line of credit during the quarter ended March 31, 2020 of approximately $120 million, including a net $100.0 million precautionary draw at the end of the first quarter ended March 31, 2020 to offset the negative effects of the COVID-19 pandemic on our business. We repaid $75.0 million of the net $100.0 million draw during the third quarter of 2020. The net borrowings under our revolving line of credit were offset by dividend payments during the quarter ended March 31, 2020 of approximately $23.0 million. Cash provided by financing activities for the quarter ended March 31, 2021 was primarily the result of borrowings during the period of $317.5 million, including of the issuance of $287.5 million of convertible debt which was used to pay down our $400 Million Revolver, to partially repay outstanding balances under our term loan obligations and to purchase capped call options related to our convertible debt offering for approximately $21.1 million, further offset by debt financing fees of $8.7 million and dividend payments of $3.7 million.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at March 31, 2021 (in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Debt obligations (1)	$1,154,493	$3,951	$581,078	$429,901	$139,563
Currently projected interest (2)	126,188	38,722	65,366	20,202	1,898
Lease obligations (3)	34,164	2,035	2,540	1,825	27,764
Purchase obligations (4)	2,204	2,204	—	—	—
Total	$1,317,049	$46,912	$648,984	$451,928	$169,225

(1)Amounts shown include amortization of principal and debt maturities.
(2)Interest payments on our variable rate debt have been estimated using the interest rates in effect at March 31, 2021, after giving effect to our interest rate swaps.
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

Our interest rate derivatives are based on USD-LIBOR. In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Company has contracts that are indexed to LIBOR and is monitoring and evaluating the related changes and risks. LIBOR will cease to be available after 2021. The transition from LIBOR to SOFR or another benchmark interest rate will result in a different calculation of our variable interest rates that are currently indexed to LIBOR. Our loan agreements contain provisions for our lenders and us to establish an alternative interest rate.

At March 31, 2021, we were party to four interest rate derivative agreements pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

Contract date	Effective Date	Expiration Date	Notional Amount
October 2, 2017	January 29, 2018	January 31, 2023	$100,000
October 2, 2017	January 29, 2018	January 31, 2023	100,000
June 11, 2018	September 28, 2018	September 30, 2024	75,000
June 11, 2018	December 31, 2018	December 31, 2025	125,000
			$400,000

At March 31, 2021, after giving effect to our interest rate derivative agreements, $832.3 million, or 72%, of our debt had fixed interest rates and $322.2 million, or 28%, had variable interest rates.  The percentage of debt with fixed rates increased during the first quarter of 2021 primarily as the result of the issuance of $287.5 million of fixed rate Convertible Notes (See "Note 5 - Debt" to the Condensed Consolidated Financial Statements). At December 31, 2020, after giving effect to our interest rate derivative agreements, $545.8 million, or 50%, of our debt had fixed interest rates and $555.7 million, or 50%, had variable interest rates. Taking into consideration our existing interest rate swaps an increase or decrease in interest rates of 1.0% would decrease or increase, respectively, our cash flows by approximately $3.2 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At March 31, 2021, we have scheduled debt principal amortization payments during the next twelve months totaling $4.0 million and no debt maturities.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Item 1A.                                                Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	—	$—	—	—
February 1, 2021 - February 28, 2021	—	$—	—	—
March 1, 2021 - March 31, 2021	155,605	$10.29	—	—
Total	155,605	$10.29	—	—

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

Not applicable.

Item 5.                                                         Other Information.

On April 29, 2021, Summit JV MR 1, LLC (the “Borrower”), as borrower, Summit Hospitality JV, LP (the “Parent”), as parent and each party executing the credit facility documentation as a subsidiary guarantor, entered into a Third Amendment to Credit Agreement concerning the Joint Venture Credit Facility (the “Joint Venture Amendment”) with Bank of America, N.A., as administrative agent, and Bank of America, N.A., KeyBank National Association and Bank of Montreal, Chicago Branch, as lenders.

Certain financial and other covenants under the Joint Venture Credit Facility were waived or adjusted, as described in more detail in “Note 5 – Debt” to the Condensed Consolidated Financial Statements.

The Joint Venture Amendment confirmed that the Borrower may make additional advances on the existing revolving facility, subject to certain financial covenant limitations. Certain other typical limitations and conditions for credit facilities of this nature were included among the provisions in the amendments including, among other provisions, limitations on the use of revolving facility advances, certain restrictions on payments of dividends and limitations on investments and dispositions. We retain the right to opt out of certain additional restrictive covenants upon demonstration of compliance with the required financial covenants.

See “Note 5 – Debt” to the Condensed Consolidated Financial Statements for additional information concerning the Joint Venture Amendment.

Item 6.                                                         Exhibits.

The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
10.1†
Third Amendment to Credit Agreement dated April 29, 2021 among Summit JV MR 1, LLC, as borrower, Summit Hospitality JV, LP, as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, Bank of America, N.A., as administrative agent, and a syndicate of lenders including Bank of America, N.A., KeyBank National Association and Bank of Montreal, Chicago Branch.

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: May 4, 2021	By:	/s/ Jonathan P. Stanner
Jonathan P. Stanner President, Chief Executive Officer and Director (principal executive officer and principal financial officer)