Form 10-Q
period 2021-06-30
Summit Hotel Properties, Inc.
filed 2021-08-03
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of July 23, 2021, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 106,445,760.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Investment in hotel properties, net	$2,064,169	$2,105,946
Undeveloped land	1,500	1,500
Assets held for sale, net	425	425
Cash and cash equivalents	56,069	20,719
Restricted cash	22,103	18,177
Investment in real estate loans, net	23,707	23,689
Right-of-use assets, net	27,656	28,420
Trade receivables, net	14,777	11,775
Prepaid expenses and other	8,698	9,763
Deferred charges, net	4,194	4,429
Other assets	8,165	8,176
Total assets	$2,231,463	$2,233,019
LIABILITIES AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,078,522	$1,094,745
Lease liabilities, net	17,821	18,438
Accounts payable	3,042	2,674
Accrued expenses and other	66,356	65,099
Total liabilities	1,165,741	1,180,956
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.45% Series D - 3,000,000 shares issued and outstanding at June 30, 2021 and December 31, 2020 (aggregate liquidation preference of $75,403 at June 30, 2021 and $75,417 at December 31, 2020)	30	30
6.25% Series E - 6,400,000 shares issued and outstanding at June 30, 2021 and December 31, 2020 (aggregate liquidation preference of $160,833 at June 30, 2021 and $160,861 at December 31, 2020)	64	64
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 106,416,315 and 105,708,787 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,064	1,057
Additional paid-in capital	1,195,002	1,197,320
Accumulated other comprehensive loss	(23,161)	(30,716)
Accumulated deficit and distributions in excess of retained earnings	(236,400)	(179,013)
Total stockholders’ equity	936,599	988,742
Non-controlling interests in operating partnership	1,024	1,111
Non-controlling interests in joint venture (Note 8)	128,099	62,210
Total equity	1,065,722	1,052,063
Total liabilities and equity	$2,231,463	$2,233,019

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Room	$79,995	$23,828	$133,240	$122,431
Food and beverage	1,556	248	2,559	5,132
Other	4,973	1,360	8,579	6,258
Total revenues	86,524	25,436	144,378	133,821
Expenses:
Room	17,584	6,415	30,134	30,988
Food and beverage	968	333	1,524	4,370
Other hotel operating expenses	29,385	16,588	53,959	51,871
Property taxes, insurance and other	10,990	11,466	21,894	23,164
Management fees	2,314	644	3,869	3,716
Depreciation and amortization	26,586	27,565	53,883	54,644
Corporate general and administrative	6,506	5,315	12,184	9,983
Transaction costs	3,849	—	3,849	—
Provision for credit losses	—	—	—	2,530
Loss on impairment and write-off of assets	—	—	—	782
Total expenses	98,182	68,326	181,296	182,048
Gain (loss) on disposal of assets, net	31	(32)	81	(35)
Operating loss	(11,627)	(42,922)	(36,837)	(48,262)
Other income (expense):
Interest expense	(10,962)	(10,749)	(21,750)	(21,761)
Other income, net	2,295	876	5,527	2,982
Total other income (expense)	(8,667)	(9,873)	(16,223)	(18,779)
Loss from continuing operations before income taxes	(20,294)	(52,795)	(53,060)	(67,041)
Income tax (expense) benefit (Note 12)	(275)	247	(380)	(1,721)
Net loss	(20,569)	(52,548)	(53,440)	(68,762)
Less - Loss attributable to non-controlling interests:
Operating Partnership	34	96	88	133
Joint venture	1,843	2,035	3,295	2,890
Net loss attributable to Summit Hotel Properties, Inc.	(18,692)	(50,417)	(50,057)	(65,739)
Preferred dividends	(3,709)	(3,709)	(7,418)	(7,418)
Net loss attributable to common stockholders	$(22,401)	$(54,126)	$(57,475)	$(73,157)
Loss per share:
Basic and diluted	$(0.21)	$(0.52)	$(0.55)	$(0.70)
Weighted average common shares outstanding:
Basic and diluted	104,495	104,154	104,387	104,075

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(20,569)	$(52,548)	$(53,440)	$(68,762)
Other comprehensive income (loss), net of tax:
Changes in fair value of derivative financial instruments	1,362	(1,023)	7,565	(20,067)
Comprehensive loss	(19,207)	(53,571)	(45,875)	(88,829)
Less - Comprehensive loss attributable to non-controlling interests:
Operating Partnership	32	96	76	170
Joint venture	1,843	2,035	3,295	2,890
Comprehensive loss attributable to Summit Hotel Properties, Inc.	(17,332)	(51,440)	(42,504)	(85,769)
Preferred dividends	(3,709)	(3,709)	(7,418)	(7,418)
Comprehensive loss attributable to common stockholders	$(21,041)	$(55,149)	$(49,922)	$(93,187)

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended June 30, 2021 and 2020
(Unaudited)
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Distributions in Excess of Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests		Total Equity
									Operating Partnership	Joint Venture
Balance at March 31, 2021	9,400,000	$94	106,118,714	$1,061	$1,176,150	$(24,523)	$(213,999)	$938,783	$1,069	$60,758	$1,000,610
Contribution by non-controlling interest in joint venture	—	—	—	—	16,444	—	—	16,444	—	69,229	85,673
Common stock redemption of common units	—	—	2,500	—	15	2	—	17	(17)	—	—
Dividends	—	—	—	—	—	—	(3,709)	(3,709)	—	(45)	(3,754)
Equity-based compensation	—	—	295,101	3	2,393	—	—	2,396	4	—	2,400
Other comprehensive income	—	—	—	—	—	1,360	—	1,360	2	—	1,362
Net loss	—	—	—	—	—	—	(18,692)	(18,692)	(34)	(1,843)	(20,569)
Balance at June 30, 2021	9,400,000	$94	106,416,315	$1,064	$1,195,002	$(23,161)	$(236,400)	$936,599	$1,024	$128,099	$1,065,722

Balance at March 31, 2020	9,400,000	$94	105,574,400	$1,056	$1,191,964	$(35,044)	$(39,868)	$1,118,202	$1,658	$67,035	$1,186,895
Common stock redemption of common units	—	—	28,623	—	252	(19)	—	233	(233)	—	—
Dividends	—	—	—	—	—	—	(3,709)	(3,709)	—	(45)	(3,754)
Equity-based compensation	—	—	93,810	1	1,962	—	—	1,963	3	—	1,966
Other comprehensive loss	—	—	—	—	—	(1,023)	—	(1,023)	—	—	(1,023)
Net loss	—	—	—	—	—	—	(50,417)	(50,417)	(96)	(2,035)	(52,548)
Balance at June 30, 2020	9,400,000	$94	105,696,833	$1,057	$1,194,178	$(36,086)	$(93,994)	$1,065,249	$1,332	$64,955	$1,131,536

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Distributions in Excess of Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests		Total Equity
									Operating Partnership	Joint Venture
Balance at December 31, 2020	9,400,000	$94	105,708,787	$1,057	$1,197,320	$(30,716)	$(179,013)	$988,742	$1,111	$62,210	$1,052,063
Contribution by non-controlling interests in joint venture	—	—	—	—	16,444	—	—	16,444	—	69,229	85,673
Purchases of capped call options	—	—	—	—	(21,131)	—	—	(21,131)	—	—	(21,131)
Common stock redemption of common units	—	—	2,500	—	15	2	—	17	(17)	—	—
Dividends	—	—	—	—	—	—	(7,330)	(7,330)	—	(45)	(7,375)
Equity-based compensation	—	—	860,633	9	3,954	—	—	3,963	6	—	3,969
Shares acquired for employee withholding requirements	—	—	(155,605)	(2)	(1,600)	—	—	(1,602)	—	—	(1,602)
Other comprehensive income	—	—	—	—	—	7,553	—	7,553	12	—	7,565
Net loss	—	—	—	—	—	—	(50,057)	(50,057)	(88)	(3,295)	(53,440)
Balance at June 30, 2021	9,400,000	$94	106,416,315	$1,064	$1,195,002	$(23,161)	$(236,400)	$936,599	$1,024	$128,099	$1,065,722

Balance at December 31, 2019	9,400,000	$94	105,169,515	$1,052	$1,190,949	$(16,034)	$(2,283)	$1,173,778	$1,809	$67,803	$1,243,390
Contribution by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	577	577
Common stock redemption of common units	—	—	33,579	—	298	(22)	—	276	(276)	—	—
Dividends	—	—	—	—	—	—	(25,972)	(25,972)	(37)	(535)	(26,544)
Equity-based compensation	—	—	559,084	6	3,429	—	—	3,435	6	—	3,441
Shares acquired for employee withholding requirements	—	—	(65,345)	(1)	(468)	—	—	(469)	—	—	(469)
Other	—	—	—	—	(30)	—	—	(30)	—	—	(30)
Other comprehensive loss	—	—	—	—	—	(20,030)	—	(20,030)	(37)	—	(20,067)
Net loss	—	—	—	—	—	—	(65,739)	(65,739)	(133)	(2,890)	(68,762)
Balance at June 30, 2020	9,400,000	$94	105,696,833	$1,057	$1,194,178	$(36,086)	$(93,994)	$1,065,249	$1,332	$64,955	$1,131,536

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(53,440)	$(68,762)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	53,883	54,644
Amortization of deferred financing costs	2,124	1,012
Loss on impairment and write-off of assets	—	782
Provision for credit losses	—	2,530
Equity-based compensation	3,969	3,441
Deferred tax asset, net	—	2,058
(Gain) loss on disposal of assets, net	(81)	35
Non-cash interest income	(517)	(1,540)
Debt transaction costs	143	271
Other	234	209
Changes in operating assets and liabilities:
Trade receivables, net	(3,002)	2,774
Prepaid expenses and other	1,893	1,459
Accounts payable	720	(950)
Accrued expenses and other	8,904	(18,794)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	14,830	(20,831)
INVESTING ACTIVITIES
Improvements to hotel properties	(6,495)	(15,852)
Contract termination payment for asset dispositions	—	(2,200)
Funding of real estate loans	(5,222)	(3,233)
Proceeds from principal payments on real estate loans	—	250
Increase in escrow deposits for acquisitions	(825)	—
NET CASH USED IN INVESTING ACTIVITIES	(12,542)	(21,035)
FINANCING ACTIVITIES
Proceeds from issuance of debt	318,500	191,500
Principal payments on debt	(327,945)	(46,857)
Purchases of capped call options	(21,131)	—
Dividends paid	(7,463)	(26,785)
Proceeds from contribution by non-controlling interests in joint venture	85,673	577
Financing fees on debt and other issuance costs	(9,044)	(2,721)
Other	(1,602)	(469)
NET CASH PROVIDED BY FINANCING ACTIVITIES	36,988	115,245
Net change in cash, cash equivalents and restricted cash	39,276	73,379
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	38,896	69,833
End of period	$78,172	$143,212
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$(18,184)	$(20,525)
Accrued improvements to hotel properties	$(1,804)	$(1,381)
Income tax cash (payments) refunds, net	$(214)	$614

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

We focus on owning premium-branded hotels with efficient operating models primarily in the Upscale segment of the lodging industry. At June 30, 2021, our portfolio consisted of 72 hotels with a total of 11,288 guestrooms located in 23 states. As of June 30, 2021, we own 100% of the outstanding equity interests in 61 of our 72 hotels. We own a 51% controlling interest in 11 hotels through a joint venture. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to our taxable REIT subsidiaries (“TRS Lessees”).

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the effects of the novel coronavirus, designated as COVID-19 (“COVID-19”) and its variants, for at least the near future. The Company first began to experience effects from COVID-19 in March 2020, when the World Health Organization (“WHO”) declared a public health emergency of international concern related to COVID-19. By March 31, 2020, stay-at-home directives had been issued in many states across the United States and many local jurisdictions had additionally required the temporary closure of businesses deemed to be non-essential. These actions and restrictions have had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline in all forms of travel, both domestic and international, and a significant decline in hotel demand. These conditions resulted in a substantial decline in our revenues, profitability and cash flows from operations beginning in March, 2020.

The COVID-19 pandemic caused the Company to temporarily suspend operations at six hotels containing 934 guestrooms in March 2020. An additional nine hotels, containing 1,278 guestrooms, each of which is adjacent to another of our hotels ("Sister Properties"), continued to accept reservations, but guests were directed to Sister Properties. In May of 2020, five hotels containing 682 guestrooms and four hotel properties adjacent to Sister Properties containing 506 guestrooms were re-opened. During the second half of 2020, three hotel properties adjacent to Sister Properties containing 430 guestrooms were re-opened. During the second quarter of 2021, one hotel containing 252 guestrooms and one hotel property adjacent to Sister Properties containing 202 guestrooms were re-opened. As of June 30, 2021, guests at one hotel containing 140 guestrooms are being directed to Sister Properties.

During the first two quarters of 2021, we experienced sequential improvement in our business driven primarily by leisure travel. The improvement was the result of a steady decline in COVID-19 cases following the administration of vaccines and the easing of government restrictions and guidance in many jurisdictions. A recovery in business travel and group business has been slower to date. We anticipate that continued improvement in operating trends will be dependent on continued growth in leisure travel and a recovery of business travel. More broadly, a return to normalized levels of operations is dependent upon the dissipation of concerns related to COVID-19 and its variants, continued easing of government restrictions and guidance, restoration of consumer confidence, and a recovery in hospitality and travel-related demand.

Beginning in March 2020, the Company took several actions to reduce costs and increase liquidity to mitigate the effects of the COVID-19 pandemic on the Company. We continue to engage in certain steps to reduce costs while taking appropriate actions to maintain guest safety and satisfaction. For additional information concerning such actions taken in response to the effects of the COVID-19 pandemic on our business, please see our Annual Report on Form 10-K for the year ended December 31, 2020.

It is currently extremely difficult to predict the length of time it will take for us to return to pre-pandemic operational and financial performance. Despite the uncertainty, based on the actions we have taken, we believe we have sufficient cash and access to liquidity to meet our obligations for the foreseeable future.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and six months ended June 30, 2021 may not be indicative of the results that may be expected for the full year of 2021. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We monitor events and changes in circumstances for indicators that the carrying value of a hotel property or undeveloped land may be impaired. Additionally, we perform at least annual reviews to monitor the factors that could trigger an impairment.  Factors that we consider for an impairment analysis include, among others: i) significant underperformance relative to historical or anticipated operating results, ii) significant changes in the manner of use of a property or the strategy of our overall business, including changes in the estimated holding periods for hotel properties and land parcels, iii) a significant increase in competition, iv) a significant adverse change in legal factors or regulations, v) changes in values of comparable land or hotel sales, and vi) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows of the specific property and determine if the carrying amount of the asset is recoverable. If an impairment is identified, we estimate the fair value of the property based on discounted cash flows or sales price if the property is under contract and an adjustment is made to reduce the carrying value of the property to its estimated fair value. Due to the adverse effects of the COVID-19 pandemic across our entire portfolio of hotel properties, an impairment evaluation was completed for all of our hotel properties and identified no impairment at June 30, 2021.

Intangible Assets

We amortize intangible assets with determined finite useful lives using the straight-line method. We do not amortize intangible assets with indefinite useful lives, but we evaluate these assets for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. Due to the effects of the COVID-19 pandemic, we evaluated our intangible assets for impairment at June 30, 2021 and identified no impairment.

Trade Receivables and Credit Policies

We grant credit to qualified customers, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of hotel guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables also include credit and debit card transactions that are in the process of being settled. Trade receivables are stated at the amount billed to the customer and do not accrue interest. We regularly review the collectability of our trade receivables. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.5 million and $0.4 million at June 30, 2021 and December 31, 2020, respectively, and bad debt expense was $0.1 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.2 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.

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

Equity-Based Compensation

Our 2011 Equity Incentive Plan, which was amended and restated effective May 13, 2021 (as amended, the “Equity Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other stock-based awards. We account for time-based and performance-based stock awards using the grant date fair value of those equity awards. Restricted stock awards with performance-based vesting conditions are market-based awards tied to total stockholder return and are valued using a Monte Carlo simulation model in accordance with ASC Topic 718, Compensation — Stock Compensation. We expense the fair value of awards under the Equity Plan ratably over the vesting period and market-based awards are not adjusted for performance. The amount of stock-based compensation expense may be subject to adjustment in future periods due to a change in forfeiture assumptions or modification of previously granted awards.

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

Substantially all of our assets are held by and all of our operations are conducted through our Operating Partnership or our subsidiary REITs. Partnerships are not subject to U.S. federal income taxes as revenues and expenses pass through to and are taxed on the owners. Generally, the states and cities where our partnerships operate follow the U.S. federal income tax treatment. However, there are a limited number of local and state jurisdictions that tax the taxable income of the Operating Partnership. Accordingly, we provide for income taxes in these jurisdictions for the Operating Partnership.

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

We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. Due to the effects of the COVID-19 pandemic, certain of our TRSs have incurred operating losses in the past and are expected to be in a cumulative loss for the foreseeable future. As such, the realizability of our deferred tax assets at June 30, 2021 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all of our deferred tax assets at June 30, 2021.

We perform a quarterly review for any uncertain tax positions. The Company had no accruals for uncertain tax positions as of June 30, 2021 and December 31, 2020.

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

NOTE 3 - INVESTMENT IN HOTEL PROPERTIES, NET

Investment in Hotel Properties, net

Investment in hotel properties, net is as follows (in thousands):

	June 30, 2021	December 31, 2020
Hotel buildings and improvements	$2,070,808	$2,066,986
Land	319,603	319,603
Furniture, fixtures and equipment	174,224	173,351
Construction in progress	9,389	8,903
Intangible assets	11,231	11,231
Real estate development loan	22,246	16,508
	2,607,501	2,596,582
Less - accumulated depreciation and amortization	(543,332)	(490,636)
	$2,064,169	$2,105,946

We provided a mezzanine loan to fund up to $28.9 million for a mixed-use development project that includes a hotel property, retail space, and parking. We have classified the mezzanine loan as Investment in hotel properties, net in our Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020. See "Note 4 - Investment in Real Estate Loans" for further information.

We did not acquire any hotel properties in 2020 or during the six months ended June 30, 2021.

On May 1, 2021, the Company contributed a portfolio of six hotels containing 846 guestrooms to our consolidated joint venture with an affiliate of GIC, Singapore’s sovereign wealth fund. The estimated market value of the portfolio of hotel properties was $172.0 million and GIC contributed $84.3 million in cash for its 49% interest in the joint venture after the completion of the transfer of the six hotels. The transfer of the six hotel properties was recorded by the joint venture at the Company's net book values as of the transfer date since the transaction was a transfer of assets between entities under common control. The excess of the $84.3 million of cash contributed by GIC over 49% of the net carrying amount of the assets transferred totaling $16.4 million was recorded in Additional paid-in capital. Transfer taxes of $1.8 million and legal costs of $0.3 million related to this transaction were recorded as Transaction costs during the three months ended June 30, 2021. GIC, our joint venture partner, paid 49%, or $0.9 million, of the $1.8 million transfer tax which is reflected in non-controlling interest on our Condensed Consolidated Statement of Operations.

NOTE 4 — INVESTMENT IN REAL ESTATE LOANS

Investment in real estate loans, net is as follows (in thousands):

	June 30, 2021	December 31, 2020
Real estate loans	$28,689	$28,671
Allowance for credit losses	(4,982)	(4,982)
Investment in real estate loans, net	$23,707	$23,689

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

The COVID-19 pandemic has adversely affected the operations of the hotels that collateralize our mezzanine loans. As a result, at June 30, 2021 we have an allowance for credit losses of $2.6 million that was recorded in March 2020, to reduce the carrying amounts of the loans to their estimated net realizable values. Additionally, in March 2021, we entered into loan modifications related to the two outstanding real estate development loans described above to extend the maturity date of each loan to March 31, 2022. Interest will accrue at a rate of 8.00% and will be payable quarterly throughout the term of the loan. In connection with the modifications, the borrowers paid all interest due through March 31, 2021, which interest payments were previously deferred pursuant to modifications entered into in 2020. As a result, the Company recognized interest income related to these loans of $2.6 million during the six months ended June 30, 2021.

During the year ended December 31, 2019, we provided a mezzanine loan to fund up to $28.9 million for a mixed-use development project that includes a hotel property, retail space, and parking. The loan closed in the third quarter of 2019 and has a stated interest rate of 9.00%. The loan is secured by a second mortgage on the development project and a pledge of the equity in the project owner. As of June 30, 2021, we have funded $22.9 million of the loan commitment. Upon completion of construction, we have an option to purchase a 90% interest in the hotel (the “Initial Purchase Option”). We also have the right to purchase the remaining interest in the hotel five years after the completion of construction. We have issued a $10.0 million letter of credit under our senior revolving credit facility to secure the exercise of the Initial Purchase Option. As such, we have classified the loan as Investment in hotel properties, net on our Condensed Consolidated Balance Sheets at June 30, 2021. Interest income on the mezzanine loan will be recorded in our Condensed Consolidated Statement of Operations as it is earned. We have recorded the aggregate estimated fair value of the Initial Purchase Option totaling $2.8 million in Other assets and as a contra-asset to Investment in hotel properties, net. The contra-asset will be amortized as a component of non-cash interest income over the term of the real estate development loan using the straight-line method, which approximates the interest method. We recorded amortization of the contra-asset of $0.3 million for the three months ended June 30, 2021 and 2020 and $0.6 million for the six months ended June 30, 2021 and 2020 as non-cash interest income. Including the amortization of the contra-asset, the current effective interest rate on this loan is approximately 12.20%.

Seller-Financing Loans

On June 29, 2018, we sold the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA for an aggregate selling price of $24.9 million. We provided seller financing totaling $3.6 million on the sale of these properties under two, 3.5 year second mortgage notes with a blended interest rate of 7.38% that are further collateralized by a personal guarantee from the principal of the borrower. As of June 30, 2021, there was $2.4 million outstanding on the seller-financing loans. During the year ended December 31, 2020, we recorded an allowance for credit losses in an amount equal to the outstanding balance of the loans.

On June 1, 2021, we amended the terms of the seller-financing loans and extended the maturity date of each loan to December 31, 2022. Interest will accrue at a rate of 9.00% monthly, including 5.00% payable in cash and 4.00% paid-in-kind. Semi-annual principal payments of $0.3 million will begin on April 1, 2022. In connection with the modifications, the borrower paid all interest due through May 31, 2021. As a result, the Company recognized interest income related to these loans of $0.2 million during the six months ended June 30, 2021.

NOTE 5 - DEBT

At June 30, 2021, our indebtedness was comprised of borrowings under our 2018 Senior Credit Facility (as defined below), the 2018 Term Loan (as defined below), the 2017 Term Loan (as defined below), the Joint Venture Credit Facility (as defined below), the Convertible Notes (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 3.32% at June 30, 2021 and 3.43% at December 31, 2020.

Debt, net of debt issuance costs, is as follows (in thousands):

	June 30, 2021	December 31, 2020
Revolving debt	$68,500	$222,500
Term loans	584,000	725,000
Convertible notes	287,500	—
Mortgage loans	152,034	153,978
	1,092,034	1,101,478
Unamortized debt issuance costs	(13,512)	(6,733)
Debt, net of debt issuance costs	$1,078,522	$1,094,745

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

	June 30, 2021	Percentage	December 31, 2020	Percentage
Fixed-rate debt	$831,443	76%	$545,754	50%
Variable-rate debt	260,591	24%	555,724	50%
	$1,092,034		$1,101,478

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Convertible notes	$287,500	$300,233	$—	$—	Level 1 - Market approach
Fixed-rate mortgage loans	143,943	142,864	145,754	143,244	Level 2 - Market approach
	$431,443	$443,097	$145,754	$143,244

At June 30, 2021 and December 31, 2020, we had $400.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value.  Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to "Note 7 - Derivative Financial Instruments and Hedging."

$600 Million Senior Credit and Term Loan Facility

On December 6, 2018, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $600.0 million senior credit facility (the “2018 Senior Credit Facility”) with Deutsche Bank AG New York Branch, as administrative agent, and a syndicate of lenders. The 2018 Senior Credit Facility is comprised of the $400 Million Revolver and a $200.0 million term loan facility (the “$200 Million Term Loan”). At June 30, 2021, we had $200.0 million borrowed and $340.0 million available to borrow plus an additional $50.0 million available to borrow subject to certain security requirements to be provided to the lender.

Amendments to $600.0 Million Senior Credit Facility

Between May 2020 and February 2021, the Company entered into several amendments to the Credit Agreement of the 2018 Senior Credit Facility (the “Credit Facility Amendments”).

As of June 30, 2021, the cumulative effect of the Credit Facility Amendments resulted in the waiver or adjustment of certain financial and other covenants under the 2018 Senior Credit Facility, for the periods described below:

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

The interest rate on the 2018 Senior Credit Facility is based on a pricing grid ranging from 140 basis points to 240 basis points plus LIBOR for the $400 Million Revolver and 135 basis points to 235 basis points plus LIBOR for the $200 Million Term Loan, depending upon the Company's leverage ratio. The pricing grid was modified under the Credit Facility Amendments such that during the period ending December 31, 2021, or earlier at the Company's election subject to certain requirements (the "Amendment Period"), the applicable margin was at Pricing Level VII, as defined in the 2018 Senior Credit Facility documents. The applicable margin is currently set at Pricing Level VIII. The interest rate at June 30, 2021 for the $200 Million Term Loan was 2.60%.

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

Certain other typical limitations and conditions for credit facilities of this nature include, among other provisions, limitations on the use of revolving facility advances, certain restrictions on payments of dividends and establishment of a minimum liquidity requirement as indicated above. At June 30, 2021, we were in compliance with all financial covenants.

The 2018 Senior Credit Facility has an accordion feature which will allow the Company to increase the total commitments by an aggregate of up to $300.0 million. The $400 Million Revolver will mature on March 31, 2023 and can be extended to March 31, 2024 at the Company’s option, subject to certain conditions. The $200 Million Term Loan will mature on April 1, 2024.

Term Loans

2018 Term Loan

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a new $225.0 million term loan (the “2018 Term Loan”) with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documentation, which is fully drawn as of June 30, 2021. The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the maturity date of February 14, 2025, subject to certain conditions.

Amendments to $225.0 Million 2018 Term Loan

Between May 2020 and February 2021, the Company entered into several amendments to the First Amended and Restated Credit Agreement (the “2018 Term Loan Amendments”). As of June 30, 2021, the cumulative effect of the changes to the 2018 Term Loan effected by the 2018 Term Loan Amendments are substantially similar to the changes described above effected by the Credit Facility Amendments.

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.35% and 1.95%, depending upon our leverage ratio (as defined in the loan documents). The pricing grid was modified under the 2018 Term Loan Amendments such that during the Amendment Period the applicable margin will be set at Pricing Level VII, as defined in the 2018 Term Loan documents. We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at June 30, 2021 was 2.40%.

Financial and Other Covenants. We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2018 Term Loan. The 2018 Term Loan Amendments provide that certain financial and other covenants under the 2018 Term Loan were waived or adjusted, which waivers and adjustments are the same as under the amendments to the Company’s 2018 Senior Credit Facility. At June 30, 2021, we were in compliance with all financial covenants.

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

Amendments to $225.0 Million 2017 Term Loan

Between May 2020 and February 2021, the Company entered into various amendments to the 2017 Term Loan (the “2017 Term Loan Amendments”). As of June 30, 2021, the cumulative effect of the changes to the 2017 Term Loan effected by the 2017 Term Loan Amendments are substantially similar to the changes described above effected by the Credit Facility Amendments.

The 2017 Term Loan has an accordion feature which allows us to increase the total commitments by an aggregate of $175.0 million prior to the maturity date, subject to certain conditions. The 2017 Term Loan matures on November 25, 2022.

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.45% and 2.25%, depending upon our leverage ratio (as defined in the loan documents). The pricing grid was modified under the 2017 Term Loan Amendments such that during the Amendment Period the applicable margin will be set at Pricing Level VI, as defined in the 2017 Term Loan documents. We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at June 30, 2021 was 2.70%.

Financial and Other Covenants. We are required to comply with a series of financial and other covenants to draw and maintain borrowings under the 2017 Term Loan. The 2017 Term Loan Amendments provide that certain financial and other covenants under the 2017 Term Loan were waived or adjusted, which waivers and adjustments are the same as under the Credit Facility Amendments. At June 30, 2021, we were in compliance with all financial covenants.

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

The Parent is the joint venture between the Operating Partnership and an affiliate of GIC, Singapore's sovereign wealth fund. See "Note 8 – Equity – Non-controlling Interests in Joint Venture" for additional information. The Operating Partnership and the Company are not borrowers or guarantors of the Joint Venture Credit Facility. The Joint Venture Credit Facility is guaranteed by all of the Borrower’s existing and future subsidiaries, subject to certain exceptions.

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

At June 30, 2021, we were in compliance with all financial covenants.

Amendments to $200 Million Joint Venture Credit Facility

On June 18, 2020, the Company entered into a Second Amendment to Credit Agreement concerning the Joint Venture Credit Facility (“Second Amendment”). The Second Amendment resulted in waivers or adjustments to certain financial and other covenants under the Joint Venture Credit Facility, which are described in the Current Report on Form 8-K filed by the Company on June 24, 2020.

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

During the covenant waiver period, the applicable margin was increased to 230 basis points and 225 basis points for the revolver and term loan, respectively. After the covenant waiver period, the applicable margin will revert to 215 basis points and 210 basis points for the revolver and term loan, respectively.

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

The Convertible Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The Convertible Notes will mature on February 15, 2026 (the “Maturity Date”), unless earlier converted, purchased or redeemed. Prior to August 15, 2025, the Convertible Notes will be convertible only upon certain circumstances and during certain periods. On or after August 15, 2025 and through the Maturity Date, holders may convert any of their Convertible Notes into shares of the Company’s common stock, at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day prior to the Maturity Date, unless the Convertible Notes have been previously purchased or redeemed by the Company. During the three and six months ended June 30, 2021, the Company recorded coupon interest expense of $1.1 million and $2.0 million, respectively, and amortized $0.4 million and $0.7 million, respectively, of the $7.6 million debt issuance costs related to the Convertible Notes Offering. Including the amortization of the debt issuance costs, the current effective interest rate on the Convertible Notes is approximately 2.00%.

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

Mortgage Loans

At June 30, 2021, we had mortgage loans totaling $152.0 million that are secured primarily by first mortgage liens on 15 hotel properties.

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

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business. In addition, we rent or sublease certain owned real estate to third parties. We recorded gross third-party tenant income of $0.5 million and $0.4 million during the three months ended June 30, 2021 and 2020, respectively, and $1.1 million and $0.9 million during the six months ended June 30, 2021 and 2020, respectively, which were recorded in Other income in the Condensed Consolidated Statement of Operations.

The majority of our third-party tenants requested rent deferrals to ease the negative financial effects of the COVID-19 pandemic on their businesses. We have generally negotiated with these tenants and granted rent deferrals that defer rent for a specified number of months and require repayment of the deferred rent over a negotiated period of time.

On January 1, 2019, the Company adopted ASC No. 842, Leases, and recognized right-of-use lease assets and related liabilities.  The right-of-use assets and related liabilities include renewal options reasonably certain to be exercised.  We base our lease calculations on our estimated incremental borrowing rate. As of June 30, 2021, our weighted average incremental borrowing rate was 4.91%.

During the three months ended June 30, 2021 and 2020, the Company's total operating lease cost was $0.8 million and $0.7 million, respectively, and the operating cash outflows from operating leases was $0.7 million in each period. During the six months ended June 30, 2021 and 2020, the Company's total operating lease cost was $1.6 million and the operating cash outflows from operating leases was $1.4 million in each period. As of June 30, 2021, the weighted average operating lease term was 28.0 years.

Operating lease maturities as of June 30, 2021 are as follows (in thousands):

2021	$1,018
2022	1,844
2023	973
2024	912
2025	914
Thereafter	27,993
Total lease payments (1)	33,654
Less interest	(15,833)
Total	$17,821

(1)Certain payments above include future increases to the minimum fixed rent based on the Consumer Price Index in effect at the initial measurement of the lease balances.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at June 30, 2021 and December 31, 2020 is as follows (dollars in thousands):

				Notional Amount		Fair Value
Contract date	Effective Date	Expiration Date	Average Annual Effective Fixed Rate	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	$100,000	$100,000	$(2,849)	$(3,831)
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	100,000	100,000	(2,866)	(3,853)
June 11, 2018	September 28, 2018	September 30, 2024	2.87%	75,000	75,000	(5,663)	(7,371)
June 11, 2018	December 31, 2018	December 31, 2025	2.93%	125,000	125,000	(11,907)	(15,795)
				$400,000	$400,000	$(23,285)	$(30,850)

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At June 30, 2021 and December 31, 2020, all of our interest rate swaps were in a liability position as a result of a decline in short-term interest rates and a continued flattening of the forward yield curve. Our interest rate swaps are recorded in Accrued expenses and other in our Condensed Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

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

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
(Loss) Gain recognized in Other comprehensive income on derivative financial instruments	$(1,004)	$(2,981)	$2,881	$(22,804)
Loss reclassified from Other comprehensive income to Interest expense	$(2,366)	$(1,958)	$(4,684)	$(2,737)
Total Interest expense in which the effects of cash flow hedges are recorded	$(10,962)	$(10,749)	$(21,750)	$(21,761)

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

Changes in Common Stock during the six months ended June 30, 2021 and 2020 were as follows:

	For the Six Months Ended June 30,
	2021	2020
Beginning common shares outstanding	105,708,787	105,169,515
Grants under the Equity Plan	860,910	676,171
Common Unit redemptions	2,500	33,579
Annual grants to independent directors	60,546	93,810
Performance share and other forfeitures	(60,823)	(210,897)
Shares retained for employee tax withholding requirements	(155,605)	(65,345)
Ending common shares outstanding	106,416,315	105,696,833

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

At June 30, 2021 and December 31, 2020, unaffiliated third parties owned 159,242 and 161,742 Common Units of the Operating Partnership, respectively, representing less than a 1% limited partnership interest in the Operating Partnership for each period.

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

Non-controlling Interests in Joint Venture

In July 2019, the Company entered into a joint venture agreement with GIC, Singapore’s sovereign wealth fund, to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the joint venture and intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the joint venture and will have the potential to earn incentive fees based on the joint venture achieving certain return thresholds. As of June 30, 2021, the joint venture owns the five hotel properties acquired in 2019 and the six hotels contributed to the joint venture in the second quarter of 2021.

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

NOTE 9 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at June 30, 2021 using
	Level 1	Level 2	Level 3	Total
Assets:
Purchase Options related to real estate loans	$—	$—	$7,161	$7,161
Liabilities:
Interest rate swaps	—	23,285	—	23,285

	Fair Value Measurements at December 31, 2020 using
	Level 1	Level 2	Level 3	Total
Assets:
Purchase Options related to real estate loans	$—	$—	$7,161	$7,161
Liabilities:
Interest rate swaps	—	30,850	—	30,850

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
(2)The option term is the period from April 1, 2020 through the fully extended original maturity dates of the respective mezzanine loans.
(3)The option term is the period from April 1, 2020 through the date in which the development project is completed and the option becomes exercisable.

The fair value of our outstanding Purchase Options at June 30, 2021 and December 31, 2020 were as follows (dollar amounts in thousands):

	Real Estate Loan 1	Real Estate Loan 2	Real Estate Loan 3
Purchase Option value at June 30, 2021 and December 31, 2020	$1,600	$2,761	$2,800

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

At June 30, 2021 and December 31, 2020, approximately $22.1 million and $18.2 million, respectively, was available in restricted cash reserve funds required by certain of our property managers, franchisors, or mortgage lenders for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at our hotel properties.

Franchise Agreements

We expensed fees related to our franchise agreements of $5.9 million and $2.4 million for the three months ended June 30, 2021 and 2020, respectively, and $10.0 million and $11.9 million for the six months ended June 30, 2021 and 2020, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various professional third-party management companies. We pay base management fees that are a percentage of gross room revenues and incentive management fees based on achievement of certain financial targets pursuant to contracts that generally have remaining terms of less than five years. Management fee expenses were $2.3 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively, and $3.9 million and $3.7 million for the six months ended June 30, 2021 and 2020, respectively.

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

Stock Options Granted Under our Equity Plan

The 235,000 stock options outstanding as of December 31, 2020 expired unexercised on February 13, 2021 and were forfeited.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock award activity under our Equity Plan for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2020	573,577	$10.18	$5,168
Granted	536,980	10.27
Vested	(219,636)	11.20
Non-vested at June 30, 2021	890,921	$9.98	$8,312

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

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under the Equity Plan for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2020	922,239	$11.65	$8,309
Granted	323,930	14.05
Vested	(182,480)	13.73
Forfeited	(60,823)	13.73
Non-vested at June 30, 2021	1,002,866	$11.92	$9,357

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

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Time-based restricted stock	$843	$623	$1,508	$1,225
Performance-based restricted stock	974	896	1,878	1,769
Director stock	583	447	583	447
	$2,400	$1,966	$3,969	$3,441

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $14.1 million at June 30, 2021 and will be recorded as follows (in thousands):

	Total	2021	2022	2023	2024	2025
Time-based restricted stock	$7,147	$1,781	$2,872	$2,067	$406	$21
Performance-based restricted stock	6,915	2,002	2,927	1,731	255	—
	$14,062	$3,783	$5,799	$3,798	$661	$21

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

The Company recorded income tax expense of $0.3 million for the three months ended June 30, 2021 and an income tax benefit of $0.2 million for the three months ended June 30, 2020. The Company recorded income tax expense of $0.4 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively. The $1.7 million income tax expense recorded in the six months ended June 30, 2020 included a $2.1 million discrete non-cash deferred income tax related to the establishment of valuation allowances against our TRS Lessees’ deferred tax assets. Due to the effects of the COVID-19 pandemic, certain of our TRS Lessees have incurred operating losses in the past and are expected to be in a cumulative loss for the foreseeable future.  A cumulative loss is significant negative evidence that the realizability of our deferred tax assets at June 30, 2021 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all our deferred tax assets at June 30, 2021.

We had no unrecognized tax benefits at June 30, 2021. We expect no significant changes in unrecognized tax benefits within the next year.

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

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(20,569)	$(52,548)	$(53,440)	$(68,762)
Less: Preferred dividends	(3,709)	(3,709)	(7,418)	(7,418)
Allocation to participating securities	—	—	—	(81)
Attributable to non-controlling interest in Operating Partnership	34	96	88	133
Attributable to non-controlling interests in joint venture	1,843	2,035	3,295	2,890
Net loss attributable to common stockholders, net of amount allocated to participating securities	$(22,401)	$(54,126)	$(57,475)	$(73,238)
Denominator:
Weighted average common shares outstanding - basic and diluted	104,495	104,154	104,387	104,075
Loss per share:
Basic and diluted	$(0.21)	$(0.52)	$(0.55)	$(0.70)

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

NOTE 14 - SUBSEQUENT EVENTS

Dividends

On July 30, 2021, our Board of Directors declared cash dividends of $0.403125 per share of 6.45% Series D Cumulative Redeemable Preferred Stock and $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock. These dividends are payable August 31, 2021 to stockholders of record on August 16, 2021.

Acquisition of Hotel Property

On July 9, 2021, the Company acquired the 110-guestroom Residence Inn by Marriott in Steamboat Springs, CO for $33.0 million through its joint venture, of which the Company owns 51%. We funded our $16.8 million portion of the purchase price from cash on hand.

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
•current and future changes to the IRC;
•our ability to manage inflationary pressures related to commodities, labor and other costs of our business; and
•the other factors discussed under the heading "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning primarily premium-branded, select-service hotels. At June 30, 2021, our portfolio consisted of 72 hotels with a total of 11,288 guestrooms located in 23 states. We own our hotels in fee simple, except for four hotels which are subject to ground leases. As of June 30, 2021, we own 100% of the outstanding equity interests in 61 of our 72 hotels. We own a 51% controlling interest in eleven hotels through a joint venture. Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

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

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of lodging demand include changes in gross domestic product, corporate profits, capital investments, employment and more recently, travel-related health and safety restrictions. Volatility in the economy and risks arising from global and domestic political or economic conditions may cause slowing economic growth, which would have an adverse effect on lodging demand. The global and U.S. economies, and the travel and lodging industries, have experienced a significant downturn as a result of the COVID-19 global pandemic. During the first half of 2021, we began to see a significant recovery in hotel demand driven primarily by leisure travelers. Corporate transient and group demand remains significantly reduced from historical levels and is expected to recover later and more slowly than leisure demand.

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

The COVID-19 pandemic caused the Company to temporarily suspend operations at six hotels containing 934 guestrooms in March 2020. An additional nine hotels, containing 1,278 guestrooms, each of which is adjacent to another of our hotels ("Sister Properties"), continued to accept reservations, but guests were directed to Sister Properties. In May of 2020, five hotels containing 682 guestrooms and four hotel properties adjacent to Sister Properties containing 506 guestrooms were re-opened. During the second half of 2020, three hotel properties adjacent to Sister Properties containing 430 guestrooms were re-opened. During the second quarter of 2021, one hotel containing 252 guestrooms and one hotel property adjacent to Sister Properties containing 202 guestrooms were re-opened. As of June 30, 2021, guests at one hotel containing 140 guestrooms are being directed to Sister Properties.

The effects of the COVID-19 pandemic and the restrictions implemented in response to the COVID-19 pandemic have had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline in all forms of travel, both domestic and international, and a significant decline in hotel demand. These conditions resulted in a substantial decline from pre-pandemic levels in our revenues, profitability and cash flows from operations.

During the first two quarters of 2021, we experienced sequential improvement in our business driven primarily by leisure travel. The improvement was the result of a steady decline in COVID-19 cases following the administration of vaccines and the easing of government restrictions and guidance in many jurisdictions. A recovery in business travel and group business has been slower to date. We anticipate that continued improvement in operating trends will be dependent on continued growth in leisure travel and a recovery of business travel. More broadly, a return to normalized levels of operations is dependent upon the dissipation of concerns related to COVID-19 and its variants, continued easing of government restrictions and guidance, restoration of consumer confidence, and a recovery in hospitality and travel-related demand.

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

Financial Measures and Liquidity

Beginning in March 2020, we took significant action to enhance our overall liquidity position in response to the COVID-19 pandemic’s effect on our financial position. For additional information concerning such actions taken in response to the effects of the COVID-19 pandemic on our business, please see our Annual Report on Form 10-K for the year ended December 31, 2020.

We expect that the operational, financial and liquidity measures that we have taken will allow us to meet our funding needs for the foreseeable future. However, there is substantial uncertainty as to how long the economic hardship caused by the COVID-19 pandemic will last and the timing and rate of an economic recovery afterwards.

Modification of TRS Leases

All of our hotels are leased to our TRS Lessees by either our Operating Partnership, or subsidiary REITs. Economic challenges caused by the COVID-19 pandemic have resulted in the temporary suspension of operations of certain hotels and significantly reduced operations at the hotels that have remained open for business. In December 2020, most of our TRS Lessees received rent abatements for rent deficiencies. During the six months ended June 30, 2021, prospective lease modifications were entered into with most of our TRS Lessees to reflect the current market conditions and better enable the TRS Lessees to manage their operations and cash flows at reduced levels. The deferral, abatement or modification of the rents related to our TRS Lessees has no effect on our consolidated financial position or results of operations. However, it may increase the income of our TRS Lessees on a stand-alone basis.

Health and Well-being

All of our hotels are licensed with national franchise brands and we have worked closely with our brand partners to develop and implement comprehensive protocols for the safety and well-being of employees and guests. The health and safety procedures at our hotels are designed and have been enhanced to address a broad spectrum of pathogens and viruses, including COVID-19, and include personal hygiene such as frequent and thorough hand-washing, cleaning product specifications, availability of disinfecting products for our guests, and guestroom and common area cleaning procedures. Our hotels have increased the frequency of cleaning throughout the hotels, with focused attention on high-touch areas such as entrances, public spaces, laundry rooms and staff offices. Additionally, all of our hotels have implemented contactless guest check-in and check-out and modified grab-and-go food and beverage offerings.

Forward-looking Information and Use of Estimates

The full effects of the COVID-19 pandemic and its variants on our Company will depend on future developments, such as the ultimate duration and scope of the outbreak, its effect on our customers, brands and business partners, the rate at which normal economic conditions, operations, and the demand for lodging resume, and the magnitude of the recessionary conditions in any of our markets. Accordingly, the full effects on our Company cannot be determined at this time; however, despite the uncertainty of the effects of the COVID-19 pandemic, we expect our full year 2021 results of operations to be adversely affected. While the potential magnitude and duration of the business and economic effects of COVID-19 are uncertain, we believe that the nascent recovery in our business that began during 2020 will continue into the year ending December 31, 2021 and operating performance will improve gradually over a multi-year period before reaching prior peak performance levels. We believe that a recovery in business conditions resulting in positive operating cash flows, together with cash on hand, and the current availability under our credit facilities, will provide sufficient liquidity to fund operations for at least the next twelve months. There can be no assurance that the assumptions used to evaluate the carrying amounts of our assets or to estimate our liquidity requirements will be correct. For additional information on the current and potential future effects of the COVID-19 pandemic, please see Item 1A. Risk Factors.

Our Hotel Property Portfolio

At June 30, 2021, our portfolio consisted of 72 hotels with a total of 11,288 guestrooms. According to current chain scales as defined by STR, Inc., two of our hotel properties with a total of 280 guestrooms are categorized as Upper-upscale hotels, 60 of our hotel properties with a total of 9,537 guestrooms are categorized as Upscale hotels and 10 of our hotel properties with a total of 1,471 guestrooms are categorized as Upper-midscale hotels. Information about our hotel properties as of June 30, 2021 is as follows:

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

On July 9, 2021, we acquired the 110-guestroom Residence Inn by Marriott in Steamboat Springs, CO for $33.0 million through our joint venture.

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

Comparison of the Three Months Ended June 30, 2021 with the Three Months Ended June 30, 2020

The following table contains key operating metrics for our total portfolio for the three months ended June 30, 2021 compared with the three months ended June 30, 2020 (dollars in thousands, except ADR and RevPAR).

	For the Three Months Ended June 30,		Quarter-over-Quarter	Quarter-over-Quarter
	2021	2020	Dollar Change	Percentage Change
	Total Portfolio (72 hotels)	Total Portfolio (72 hotels)	Total Portfolio (72 hotels)	Total Portfolio (72 hotels)
Revenues:
Room	$79,995	$23,828	$56,167	235.7%
Food and beverage	1,556	248	1,308	527.4%
Other	4,973	1,360	3,613	265.7%
Total	$86,524	$25,436	$61,088	240.2%

Expenses:
Room	$17,584	$6,415	$11,169	174.1%
Food and beverage	968	333	635	190.7%
Other hotel operating expenses	29,385	16,588	12,797	77.1%
Total	$47,937	$23,336	$24,601	105.4%

Operational Statistics:
Occupancy	64.9%	24.3%	n/a	167.3%
ADR	$120.05	$95.57	$24.48	25.6%
RevPAR	$77.88	$23.20	$54.68	235.7%

Changes from the three months ended June 30, 2021 compared with the three months ended June 30, 2020 were due to the following:

•Revenues. The increase in revenues was due to an improvement in our business that has been primarily driven by leisure travel in the second quarter of 2021 as COVID-19 cases began to decline following the administration of vaccines and government restrictions in many jurisdictions being eased or lifted. See "Industry Trends and Outlook - Effects of COVID-19 Pandemic on Our Business" for further information.
•RevPAR. The increase in RevPAR was due to an improvement in our business that has been primarily driven by leisure travel in the second quarter of 2021 as our business continues to recover from the negative effect of the COVID-19 pandemic. The increase in RevPAR during the current period is due to a 167.3% increase in occupancy and a 25.6% increase in ADR. See "Industry Trends and Outlook - Effects of COVID-19 Pandemic on Our Business" for further information.
•Expenses. The increase in expenses was driven by the increase in occupancy relative to the second quarter of 2020.

The following table includes other consolidated income and expenses for the three months ended June 30, 2021 compared with the three months ended June 30, 2020 (dollars in thousands).

	For the Three Months Ended June 30,
	2021	2020	Dollar Change	Percentage Change
Property taxes, insurance and other	$10,990	$11,466	$(476)	(4.2)%
Management fees	2,314	644	1,670	259.3%
Depreciation and amortization	26,586	27,565	(979)	(3.6)%
Corporate general and administrative	6,506	5,315	1,191	22.4%
Transaction costs	3,849	—	3,849	100.0%
Gain (loss) on disposal of assets, net	31	(32)	63	196.9%
Interest expense	10,962	10,749	213	2.0%
Other income, net	2,295	876	1,419	162.0%
Income tax expense (benefit)	275	(247)	522	211.3%

Changes from the three months ended June 30, 2021 compared with the three months ended June 30, 2020 were due to the following:

•Property Taxes, Insurance and Other. This decrease is primarily due to a reduction in property taxes related to certain properties as a result of the effects of the COVID-19 pandemic on 2021 property tax valuations.
•Management Fees. The increase in management fees during the current period is primarily due to increased consolidated revenues, upon which management fees are based.
•Depreciation and Amortization. This decrease is due to the effect of certain assets becoming fully amortized, partially offset by capital expenditures.
•Corporate General and Administrative. The increase in corporate, general and administrative costs during the current period is primarily due to higher incentive and other compensation costs.
•Transaction Costs. During the three months ended June 30, 2021, we incurred costs of $2.1 million in transfer taxes and legal fees related to the contribution of six hotels to our joint venture. GIC, our joint venture partner, paid 49%, or $0.9 million, of the $1.8 million transfer tax which is reflected in non-controlling interest on our Condensed Consolidated Statement of Operations. We also expensed $1.7 million of costs incurred in the pursuit of the acquisition of a company with a portfolio of hotel properties which ultimately was not consummated.
•Gain (Loss) on Disposal of Assets. The gain on disposal of assets, net for the three months ended June 30, 2021 is due to the sale of shuttle vans at certain of our hotel properties.
•Interest Expense. Interest expense increased slightly due to an increase in amortization of deferred financing costs, primarily related to the Convertible Notes Offering. This increase was partially offset by a reduction in our weighted average interest rate, primarily due to the Convertible Notes Offering.
•Other Income, net. This increase is primarily due to the interest income recorded on our mezzanine loans as a result of the interest payments made in connection with the loan amendments completed during the three months ended June 30, 2021. See "Note 4 - Investment in Real Estate Loans" to the Condensed Consolidated Financial Statements for further information. The Company also received COVID-19 relief grants from certain jurisdictions in which we operate which were recorded as Other income during the three months ended June 30, 2021.
•Income Tax Expense. The Company recorded a $0.3 million income tax expense during the three months ended June 30, 2021 primarily attributable to current federal and state income taxes of our TRSs.

Comparison of the Six Months Ended June 30, 2021 with the Six Months Ended June 30, 2020

The following table contains key operating metrics for our total portfolio for the six months ended June 30, 2021 compared with the six months ended June 30, 2020 (dollars in thousands, except ADR and RevPAR).

	For the Six Months Ended June 30,
	2021	2020	Dollar Change	Percentage Change
	Total Portfolio (72 hotels)	Total Portfolio (72 hotels)	Total Portfolio (72 hotels)	Total Portfolio (72 hotels)
Revenues:
Room	$133,240	$122,431	$10,809	8.8%
Food and beverage	2,559	5,132	(2,573)	(50.1)%
Other	8,579	6,258	2,321	37.1%
Total	$144,378	$133,821	$10,557	7.9%

Expenses:
Room	$30,134	$30,988	$(854)	(2.8)%
Food and beverage	1,524	4,370	(2,846)	(65.1)%
Other hotel operating expenses	53,959	51,871	2,088	4.0%
Total	$85,617	$87,229	$(1,612)	(1.8)%

Occupancy	57.6%	42.8%	n/a	34.6%
ADR	$113.14	$139.19	$(26.05)	(18.7)%
RevPAR	$65.21	$59.59	$5.62	9.4%

Changes from the six months ended June 30, 2021 compared with the six months ended June 30, 2020 were due to the following:

•Revenues. The increase in revenues was due to an improvement in our business that has been primarily driven by leisure travel in the first half of 2021 as COVID-19 cases began to decline following the administration of vaccines and government restrictions in many jurisdictions being eased or lifted. See "Industry Trends and Outlook - Effects of COVID-19 Pandemic on Our Business" for further information.
•RevPAR. The increase in RevPAR was due to an improvement in our business that has been primarily driven by leisure travel in the first half of 2021 as COVID-19 cases began to decline following the administration of vaccines and government restrictions in many jurisdictions being eased or lifted. See "Industry Trends and Outlook - Effects of COVID-19 Pandemic on Our Business" for further information.
•Expenses. We have taken comprehensive cost reduction initiatives, including the reduction of labor and temporary elimination of certain services and amenities, at all hotels which led to the decline in operating expenses. Although revenues have begun to improve, we have maintained operating costs at lower levels than pre-pandemic periods.

The following table includes other consolidated income and expenses for the six months ended June 30, 2021 compared with the six months ended June 30, 2020 (dollars in thousands).

	For the Six Months Ended June 30,
	2021	2020	Dollar Change	Percentage Change
Property taxes, insurance and other	$21,894	$23,164	$(1,270)	(5.5)%
Management fees	3,869	3,716	153	4.1%
Depreciation and amortization	53,883	54,644	(761)	(1.4)%
Corporate general and administrative	12,184	9,983	2,201	22.0%
Transaction costs	3,849	—	3,849	100.0%
Provision for credit losses	—	2,530	(2,530)	(100.0)%
Loss on impairment and write-off of assets	—	782	(782)	(100.0)%
Gain (loss) on disposal of assets, net	81	(35)	116	331.4%
Interest expense	21,750	21,761	(11)	(0.1)%
Other income, net	5,527	2,982	2,545	85.3%
Income tax expense	380	1,721	(1,341)	(77.9)%

Changes from the six months ended June 30, 2021 compared with the six months ended June 30, 2020 were due to the following:

•Property Taxes, Insurance and Other. This decrease is primarily due to a reduction in property taxes related to certain properties as a result of the effects of the COVID-19 pandemic on 2021 property tax valuations.
•Management Fees. This increase is primarily due to increased consolidated revenues, upon which management fees are based.
•Depreciation and Amortization. This decrease is due to the effect of certain assets becoming fully amortized, offset partially by capital expenditures.
•Corporate General and Administrative. This increase is primarily due to higher incentive and other compensation costs.
•Transaction Costs. During the six months ended June 30, 2021, we incurred costs of $2.1 million in transfer taxes and legal fees related to the contribution of six hotels to our joint venture. GIC, our joint venture partner, paid 49%, or $0.9 million, of the $1.8 million transfer tax which is reflected in non-controlling interest on our Condensed Consolidated Statement of Operations. We also recorded $1.7 million in transaction costs in pursuit of the acquisition of a company with a portfolio of hotel properties that ultimately was not consummated.
•Gain (Loss) on Disposal of Assets. The gain on disposal of assets, net for the six months ended June 30, 2021 is due to the receipt of a legal settlement related to properties sold in a prior period and the sale of shuttle vans at certain of our hotel properties.
•Interest Expense. Interest expense decreased as a result of a reduction in our weighted average interest rate, primarily due to the Convertible Notes Offering. This decline was offset by an increase in amortization of deferred financing costs, primarily related to the Convertible Notes Offering.
•Other Income, net. This increase is primarily due to the interest income recorded on our mezzanine loans as a result of the interest payments made in connection with the loan amendments completed during the six months ended June 30, 2021. See "Note 4 - Investment in Real Estate Loans" to the Condensed Consolidated Financial Statements for further information. The Company also received COVID-19 relief grants from certain jurisdictions in which we operate which were recorded as Other income during the six months ended June 30, 2021.
•Income Tax Expense. The Company recorded a $0.4 million income tax expense during the six months ended June 30, 2021 primarily attributable to current federal and state income taxes of our TRSs. The $1.7 million income tax expense recorded in the six months ended June 30, 2020 included a $2.1 million discrete non-cash deferred income tax related to the establishment of valuation allowances against our TRS Lessees' deferred tax assets.

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

The following is a reconciliation of our GAAP net loss to FFO and AFFO for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share/unit amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(20,569)	$(52,548)	$(53,440)	$(68,762)
Preferred dividends	(3,709)	(3,709)	(7,418)	(7,418)
Loss related to non-controlling interests in joint venture	1,843	2,035	3,295	2,890
Net loss applicable to common shares and common units	(22,435)	(54,222)	(57,563)	(73,290)
Real estate-related depreciation	26,468	27,450	53,648	54,414
Loss on impairment and write-off of assets	—	—	—	782
(Gain) loss on disposal of assets, net	(31)	32	(81)	35
Adjustments related to non-controlling interests in consolidated joint venture	(2,175)	(1,533)	(3,685)	(2,946)
FFO applicable to common shares and common units	1,827	(28,273)	(7,681)	(21,005)
Provision for credit losses (1)	—	—	—	2,530
Amortization of lease-related intangible assets, net	21	21	43	43
Amortization of deferred financing costs	1,113	555	2,124	1,012
Amortization of franchise fees	118	115	235	230
Equity-based compensation	2,400	1,966	3,969	3,441
Transaction costs	3,849	—	3,849	—
Debt transaction costs	27	270	143	271
Non-cash interest income	(260)	(749)	(517)	(1,540)
Non-cash lease expense, net	137	65	257	174
Casualty losses, net	189	201	154	290
Increase in deferred tax asset valuation allowance	—	—	—	2,058
Adjustments related to non-controlling interests in consolidated joint venture	(1,001)	(93)	(1,079)	(157)
AFFO applicable to common shares and common units	$8,420	$(25,922)	$1,497	$(12,653)
FFO per common share/common unit	$0.02	$(0.27)	$(0.07)	$(0.20)
AFFO per common share/common unit (4)	$0.08	$(0.25)	$0.01	$(0.12)
Weighted average diluted common shares/common units:
FFO (2) (3)	104,992	104,331	104,547	104,265
AFFO (2) (3)	104,992	104,331	105,172	104,265

(1)The adjustment for Provision for credit losses has been reclassified from the calculation of FFO applicable to common shares and common units to the calculation of AFFO applicable to common shares and common units for the six months ended June 30, 2020 to conform to the current period presentation.
(2)Includes common units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the common units are redeemable for cash or, at our election, shares of our common stock.
(3)The weighted average diluted common shares/common units used to calculate AFFO per common share/common unit for the three and six months ended June 30, 2021 includes the dilutive effect of our outstanding restricted stock awards. These shares were excluded from our weighted average shares outstanding used to calculate net loss per share because they would have been antidilutive. The weighted average common shares/common units used to calculate AFFO per common share/common unit for the three and six months ended June 30, 2021 exclude the potential dilution related to our Convertible Notes as we intend to settle the principal value of the Convertible Notes in cash.

A reconciliation of weighted average diluted common shares to non-GAAP weighted average diluted common shares/common units for FFO is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average dilutive common shares outstanding	104,495	104,154	104,387	104,075
Dilutive effect of restricted stock awards	338	51	625	81
Dilutive effect of shares issuable upon conversion of convertible debt	23,978	—	22,521	—
Adjusted weighted dilutive common shares outstanding	128,811	104,205	127,533	104,156

Non-GAAP adjustment for dilutive effects of common units	159	177	160	190
Non-GAAP adjustment for dilutive effects of restricted stock awards	—	(51)	(625)	(81)
Non-GAAP adjustment for dilutive effect of shares issuable upon conversion of convertible debt	(23,978)	—	(22,521)	—
Non-GAAP weighted dilutive common shares/common units outstanding - FFO	104,992	104,331	104,547	104,265

A reconciliation of weighted average diluted common shares to non-GAAP weighted average diluted common shares/common units for AFFO is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average dilutive common shares outstanding	104,495	104,154	104,387	104,075
Dilutive effect of restricted stock awards	338	51	625	81
Dilutive effect of shares issuable upon conversion of convertible debt	23,978	—	22,521	—
Adjusted weighted dilutive common shares outstanding	128,811	104,205	127,533	104,156

Non-GAAP adjustment for dilutive effects of common units	159	177	160	190
Non-GAAP adjustment for dilutive effects of restricted stock awards	—	(51)	—	(81)
Non-GAAP adjustment for dilutive effect of shares issuable upon conversion of convertible debt	(23,978)	—	(22,521)	—
Non-GAAP weighted dilutive common shares/common units outstanding - AFFO	104,992	104,331	105,172	104,265

(4)AFFO for the three and six months ended June 30, 2021 has not been adjusted for interest related to our Convertible Notes for purposes of calculating AFFO per common share/common unit because we intend to settle the principal portion of the Convertible Notes in cash and we did not include in the denominator of our calculation of AFFO per common share/common unit the potential dilutive effect of shares that would be issued if the principal portion of the Convertible Notes were converted into shares of our common stock.

AFFO applicable to common shares and common units increased $34.3 million, or 132.5%, for the three months ended June 30, 2021 compared to the same period of 2020 and $14.2 million, or 111.8%, for the six months ended June 30, 2021 compared to the same period of 2020. These increases were due to an improvement in our business that has been primarily driven by leisure travel in the first half of 2021 as our business continues to recover from the negative effect of the COVID-19 pandemic. See "Industry Trends and Outlook - Effects of COVID-19 Pandemic on Our Business" for further information.

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

The following is a reconciliation of our GAAP net loss to EBITDA, EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(20,569)	$(52,548)	$(53,440)	$(68,762)
Depreciation and amortization	26,586	27,565	53,883	54,644
Interest expense	10,962	10,749	21,750	21,761
Interest income	(1)	(54)	(2)	(110)
Income tax expense (benefit)	275	(247)	380	1,721
EBITDA	17,253	(14,535)	22,571	9,254
Loss on impairment and write-off of assets	—	—	—	782
(Gain) loss on disposal of assets, net	(31)	32	(81)	35
EBITDAre	17,222	(14,503)	22,490	10,071
Provision for credit losses (1)	—	—	—	2,530
Amortization of lease-related intangible assets, net	21	21	43	43
Equity-based compensation	2,400	1,966	3,969	3,441
Transaction costs	3,849	—	3,849	—
Debt transaction costs	27	270	143	271
Non-cash interest income	(260)	(749)	(517)	(1,540)
Non-cash lease expense, net	137	65	257	174
Casualty losses, net	189	201	154	290
Loss related to non-controlling interests in joint venture	1,843	2,035	3,295	2,890
Adjustments related to non-controlling interests in consolidated joint venture	(3,694)	(2,097)	(5,725)	(4,211)
Adjusted EBITDAre	$21,734	$(12,791)	$27,958	$13,959
(1)The adjustment for Provision for credit losses has been reclassified from the calculation of EBITDAre to the calculation of Adjusted EBITDAre for the six months ended June 30, 2020 to conform to the current period presentation.

Adjusted EBITDAre increased $34.5 million, or 269.9%, for the three months ended June 30, 2021 compared to the same period of 2020 and $14.0 million, or 100.3%, for the six months ended June 30, 2021 compared to the same period of 2020. These increases were due to an improvement in our business that has been primarily driven by leisure travel in the first half of 2021 as COVID-19 cases began to decline following the administration of vaccines and government restrictions in many jurisdictions being eased or lifted. See "Industry Trends and Outlook - Effects of COVID-19 Pandemic on Our Business" for further information.

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

We currently have outstanding mezzanine loans on three real estate development projects to fund up to an aggregate of $54.6 million for the development of four hotel properties. Two of the real estate development loans, which closed in the fourth quarter of 2017, are fully funded. Both have a stated interest rate of 8.00% and mature on March 31, 2022. One of the real estate development loans, which closed in the third quarter of 2019, has $22.9 million funded as of June 30, 2021, has $6.0 million remaining to be funded, and has a stated interest rate of 9.00% and a maturity date of May 15, 2022. As of June 30, 2021, we have funded $48.7 million of our loan commitments. See "Note 4 – Investment in Real Estate Loans" for additional information concerning these loans and our rights to acquire ownership of the properties.

We evaluated our notes receivable for potential credit losses by estimating the fair value of the collateral supporting each note receivable at June 30, 2021 based on assumptions related to the expected future performance of the collateral assets and the resulting anticipated net selling value of the assets at capitalization rates that are common for the asset class. Our current estimate of credit losses related to the real estate development loans of $2.6 million as a result of the COVID-19 pandemic is recorded as an allowance for credit losses at June 30, 2021.

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

On May 1, 2021, the Company contributed a portfolio of six hotels containing 846 guestrooms to our consolidated joint venture with an affiliate of GIC, Singapore’s sovereign wealth fund. The estimated market value of the portfolio of hotel properties was $172.0 million and GIC contributed $84.3 million in cash for its 49% interest in the joint venture after the completion of the transfer of the six hotels. Net proceeds from the transaction were used to repay $62.5 million of our senior debt and $20.9 million was recorded as Cash and cash equivalents.

Outstanding Indebtedness

Subsequent to quarter-end, at July 23, 2021, we had $200.0 million outstanding on our $200 Million Term Loan, $84.0 million outstanding on our 2017 Term Loan and $225.0 million outstanding on our 2018 Term Loan. Each of the credit facilities was supported by the 46 hotel properties included in the credit facility borrowing base and a pledge of the equity securities in each of the entities which own one of the 46 hotel properties, and the respective TRS Lessees. We also had $287.5 million of Convertible Notes outstanding.

Subsequent to quarter-end, at July 23, 2021, our subsidiary joint venture had $143.5 million outstanding under our Joint Venture Credit Facility, which included borrowings of $75.0 million on its $75 million term loan and $68.5 million on its $125 million revolving line of credit. The Joint Venture Credit Facility is secured primarily by a first priority pledge of the Borrower's equity interests in the subsidiaries that hold the five hotel borrowing base assets, and the related TRS entities, which wholly own the TRS lessees that lease each of the borrowing base assets. As of July 23, 2021, our subsidiary joint venture also owns seven hotel properties that are not collateral for the joint venture's senior unsecured credit facility (See Note 5 – Debt).

At June 30, 2021, we have scheduled debt principal amortization payments during the next twelve months totaling $4.0 million and no debt maturities. Currently, we have the capacity to pay these scheduled principal debt payments using cash on hand or draws under our $400 Million Revolver.

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

Our outstanding indebtedness requires us to comply with various financial and other covenants. At June 30, 2021, we are in compliance with all of the Company's loan agreements. On February 5, 2021, the Company entered into certain amendments of the 2018 Senior Credit Facility, the 2018 Term Loan and the 2017 Term Loan that give us full access to the $400 Million Revolver (subject to certain conditions), provide for financial covenant waivers through March 31, 2022, and modify certain financial covenant measures through December 31, 2023.

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

A summary of our gross debt at June 30, 2021 is as follows (dollars in thousands):

Lender	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Encumbered Properties		Principal Amount Outstanding
2018 Senior Credit Facility (1)
Deutsche Bank AG New York Branch
$400 Million Revolver	2.65% Variable	n/a	March 31, 2023	n/a		$—
$200 Million Term Loan	2.60% Variable	n/a	April 1, 2024	n/a		200,000
Total Senior Credit and Term Loan Facility						200,000

Joint Venture Credit Facility (2)
Bank of America, N.A.
$125 Million Revolver	2.55% Variable	n/a	October 8, 2023	n/a		68,500
$75 Million Term Loan	2.50% Variable	n/a	October 8, 2023	n/a		75,000
Total Joint Venture Credit Facility						143,500

Term Loans (1)
KeyBank National Association
Term Loan	2.70% Variable	n/a	November 25, 2022	n/a		84,000
KeyBank National Association
Term Loan	2.40% Variable	n/a	February 14, 2025	n/a		225,000

Convertible Notes	1.50% Fixed	n/a	February 15, 2026	n/a		287,500

Secured Mortgage Indebtedness
MetaBank	4.44% Fixed	25	July 1, 2027	3		45,624
KeyBank National Association	4.46% Fixed	30	February 1, 2023	3		18,794
	4.52% Fixed	30	April 1, 2023	3		19,274
	4.30% Fixed	30	April 1, 2023	3		18,607
	4.95% Fixed	30	August 1, 2023	2		33,553
Bank of the Cascades	2.10% Variable	25	December 19, 2024	1	(3)	8,091
	4.30% Fixed	25	December 19, 2024	—	(3)	8,091
Total Mortgage Loans						152,034
Total Debt				15		$1,092,034

(1)The 2018 Senior Credit Facility and Term Loans are supported by a borrowing base of 46 unencumbered hotel properties and a pledge of the equity securities of the entities that own and operate the 46 unencumbered hotels.
(2)The Joint Venture Credit Facility is secured by pledges of the equity in the entities (and affiliated entities) that own five of the hotels owned by the joint venture.
(3)The Bank of Cascades mortgage loan is comprised of two promissory notes that are secured by the same collateral and cross-defaulted.

We are exposed to interest rate risk through our variable-rate debt. We manage this risk primarily by managing the amount, sources, and duration of our debt funding and through the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage our exposure to known or expected cash payments related to our variable-rate debt. During the six months ended June 30, 2021, the fair value of our interest rate swaps increased $7.6 million due to an increase in interest rate expectations.  Each interest rate swap fixes the interest rates on portions of our variable interest rate indebtedness and converts LIBOR from a floating rate to average fixed rates ranging from 1.98% to 2.93%.

Capital Expenditures

During the six months ended June 30, 2021, we funded $6.5 million in capital expenditures at our hotel properties.  We anticipate spending an additional $23.5 million to $33.5 million on capital expenditures across our portfolio during the remainder of 2021 assuming a reasonable recovery in lodging demand occurs throughout the year. We expect to fund these expenditures through a combination of cash on hand, working capital, borrowings under our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flows

	For the Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Net cash provided by (used in) operating activities	$14,830	$(20,831)	$35,661
Net cash used in investing activities	(12,542)	(21,035)	8,493
Net cash provided by financing activities	36,988	115,245	(78,257)
Net change in cash, cash equivalents and restricted cash	$39,276	$73,379	$(34,103)

Changes from the six months ended June 30, 2021 compared to the six months ended June 30, 2020 were due to the following:

•Cash provided by (used in) operating activities. This increase primarily resulted from an increase in net income of $11.6 million after adjusting for non-cash items, such as depreciation and amortization and gains on the sale of assets, and net changes in working capital of $24.0 million. The net changes in working capital were primarily due to decreases in accrued expenses during the six months ended June 30, 2020 driven by reduced operating activity resulting from the negative effects of the COVID-19 pandemic. Accrued expenses increased during the six months ended June 30, 2021 due to transaction cost accruals and an increase in accruals at our hotel properties driven by an increase in operating activity as we recover from the COVID-19 pandemic. The overall increase is due to an improvement in our business that has been primarily driven by leisure travel in the first half of 2021 as COVID-19 cases began to decline following the administration of vaccines and government restrictions in many jurisdictions being eased or lifted.
•Cash used in investing activities. This decrease in cash used in investing activities is primarily due to a reduction in capital expenditures of $9.4 million, partially offset by an increase in net real estate loan funding of $2.0 million. Capital expenditures declined during the six months ended June 30, 2021 due to a reduction in non-essential capital spending during the COVID-19 pandemic to preserve liquidity.
•Cash provided by financing activities. Cash provided by financing activities for the six months ended June 30, 2021 was primarily the result of contributions from our joint venture partner of $85.7 million for their 49% interest in the six hotel properties that we contributed to our joint venture during the period, partially offset by net repayments of debt of $9.4 million, the purchase of capped call options related to our convertible debt offering of approximately $21.1 million, debt financing fees of $9.0 million and dividend payments of $7.5 million. Cash provided by financing activities for the six months ended June 30, 2020 was primarily the result of net borrowings of approximately $144.6 million, including a net $100.0 million precautionary draw at the end of the first quarter ended March 31, 2020 to offset the negative effects of the COVID-19 pandemic on our business. We repaid $75.0 million of the net $100.0 million draw during the third quarter of 2020. The net borrowings were offset by dividend payments of approximately $26.8 million and financing fees of $2.7 million during the six months ended June 30, 2020.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at June 30, 2021 (in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Debt obligations (1)	$1,092,034	$3,990	$519,017	$429,799	$139,228
Currently projected interest (2)	113,440	37,305	58,975	15,709	1,451
Lease obligations (3)	33,654	2,008	2,282	1,831	27,533
Purchase obligations (4)	2,265	2,265	—	—	—
Total	$1,241,393	$45,568	$580,274	$447,339	$168,212

(1)Amounts shown include amortization of principal and debt maturities.
(2)Interest payments on our variable rate debt have been estimated using the interest rates in effect at June 30, 2021, after giving effect to our interest rate swaps.
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

At June 30, 2021, we were party to four interest rate derivative agreements pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

Contract date	Effective Date	Expiration Date	Notional Amount
October 2, 2017	January 29, 2018	January 31, 2023	$100,000
October 2, 2017	January 29, 2018	January 31, 2023	100,000
June 11, 2018	September 28, 2018	September 30, 2024	75,000
June 11, 2018	December 31, 2018	December 31, 2025	125,000
			$400,000

At June 30, 2021, after giving effect to our interest rate derivative agreements, $831.4 million, or 76%, of our debt had fixed interest rates and $260.6 million, or 24%, had variable interest rates.  The percentage of debt with fixed rates increased during the first half of 2021 primarily as the result of the issuance of $287.5 million of fixed rate Convertible Notes (See "Note 5 - Debt" to the Condensed Consolidated Financial Statements). At December 31, 2020, after giving effect to our interest rate derivative agreements, $545.8 million, or 50%, of our debt had fixed interest rates and $555.7 million, or 50%, had variable interest rates. Taking into consideration our existing interest rate swaps an increase or decrease in interest rates of 1.0% would decrease or increase, respectively, our cash flows by approximately $2.6 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At June 30, 2021, we have scheduled debt principal amortization payments during the next twelve months totaling $4.0 million and no debt maturities.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

Not applicable.

Item 5.                                                         Other Information.

Effective May 13, 2021, following the annual meeting of the Company’s stockholders, Amina Belouizdad was appointed by our Board of Directors as an independent director. In connection with Ms. Belouizdad's appointment, the size of our Board of Directors was increased from seven to eight directors. For additional information concerning Ms. Belouizdad, please see the Current Report on Form 8-K filed April 13, 2021.

Effective May 17, 2021, William (“Trey”) Conkling joined the Company as Executive Vice President and Chief Financial Officer. For additional information concerning Mr. Conkling's business experience and compensation arrangements, please see the Current Report on Form 8-K filed April 28, 2021.

Item 6.                                                         Exhibits.

The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
10.1
Employment Agreement, dated May 17, 2021, between Summit Hotel Properties, Inc. and William H. Conkling (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on April 28, 2021).

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: August 3, 2021	By:	/s/ Jonathan P. Stanner
Jonathan P. Stanner President, Chief Executive Officer and Director (principal executive officer)