Form 10-Q
period 2021-09-30
Summit Hotel Properties, Inc.
filed 2021-11-03
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

(512) 538-2300
(Registrant’s telephone number, including area code)
________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	INN	New York Stock Exchange
Series E Cumulative Redeemable Preferred Stock, $0.01 par value	INN-PE	New York Stock Exchange
Series F Cumulative Redeemable Preferred Stock, $0.01 par value	INN-PF	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of October 22, 2021, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 106,450,760.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Investment in hotel properties, net	$2,078,014	$2,105,946
Undeveloped land	1,500	1,500
Assets held for sale, net	425	425
Cash and cash equivalents	59,650	20,719
Restricted cash	25,521	18,177
Investment in real estate loans, net	26,369	23,689
Right-of-use assets, net	27,290	28,420
Trade receivables, net	14,209	11,775
Prepaid expenses and other	7,308	9,763
Deferred charges, net	4,249	4,429
Other assets	3,785	8,176
Total assets	$2,248,320	$2,233,019
LIABILITIES AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,056,667	$1,094,745
Lease liabilities, net	17,527	18,438
Accounts payable	4,330	2,674
Accrued expenses and other	70,289	65,099
Total liabilities	1,148,813	1,180,956
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.45% Series D - 3,000,000 shares issued and outstanding December 31, 2020 (aggregate liquidation preference of $75,417 at December 31, 2020)	—	30
6.25% Series E - 6,400,000 shares issued and outstanding at September 30, 2021 and December 31, 2020 (aggregate liquidation preference of $160,833 at September 30, 2021 and $160,861 at December 31, 2020)	64	64
5.875% Series F - 4,000,000 shares issued and outstanding at September 30, 2021 (aggregate liquidation preference of $100,816 at September 30, 2021)	40	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 106,445,760 and 105,708,787 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,064	1,057
Additional paid-in capital	1,221,426	1,197,320
Accumulated other comprehensive loss	(20,925)	(30,716)
Accumulated deficit and distributions in excess of retained earnings	(247,364)	(179,013)
Total stockholders’ equity	954,305	988,742
Non-controlling interests in operating partnership	828	1,111
Non-controlling interests in joint venture (Note 8)	144,374	62,210
Total equity	1,099,507	1,052,063
Total liabilities and equity	$2,248,320	$2,233,019

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Room	$102,521	$48,636	$235,761	$171,067
Food and beverage	2,097	628	4,656	5,760
Other	6,068	3,148	14,647	9,406
Total revenues	110,686	52,412	255,064	186,233
Expenses:
Room	22,186	11,352	52,320	42,340
Food and beverage	1,476	520	3,000	4,890
Other hotel operating expenses	34,713	22,535	88,672	74,406
Property taxes, insurance and other	10,679	11,007	32,573	34,171
Management fees	2,888	1,335	6,757	5,051
Depreciation and amortization	25,893	27,503	79,776	82,147
Corporate general and administrative	6,099	4,652	18,283	14,635
Transaction costs	—	—	3,849	—
(Reversal of) provision for credit losses	(2,632)	—	(2,632)	2,530
Loss on impairment and write-off of assets	4,361	—	4,361	782
Total expenses	105,663	78,904	286,959	260,952
Gain on disposal of assets, net	—	211	81	176
Operating income (loss)	5,023	(26,281)	(31,814)	(74,543)
Other income (expense):
Interest expense	(10,817)	(10,904)	(32,567)	(32,665)
Other income, net	2,250	1,278	7,777	4,260
Total other income (expense)	(8,567)	(9,626)	(24,790)	(28,405)
Loss from continuing operations before income taxes	(3,544)	(35,907)	(56,604)	(102,948)
Income tax (expense) benefit (Note 12)	(695)	132	(1,075)	(1,589)
Net loss	(4,239)	(35,775)	(57,679)	(104,537)
Less - Loss (income) attributable to non-controlling interests:
Operating Partnership	10	70	98	203
Joint venture	(275)	1,159	3,020	4,049
Net loss attributable to Summit Hotel Properties, Inc.	(4,504)	(34,546)	(54,561)	(100,285)
Preferred dividends	(3,750)	(3,710)	(11,168)	(11,128)
Premium on redemption of preferred stock	(2,710)	—	(2,710)	—
Net loss attributable to common stockholders	$(10,964)	$(38,256)	$(68,439)	$(111,413)
Loss per share:
Basic and diluted	$(0.10)	$(0.37)	$(0.66)	$(1.07)
Weighted average common shares outstanding:
Basic and diluted	104,548	104,200	104,441	104,117

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(4,239)	$(35,775)	$(57,679)	$(104,537)
Other comprehensive income (loss), net of tax:
Changes in fair value of derivative financial instruments	2,265	2,834	9,830	(17,233)
Comprehensive loss	(1,974)	(32,941)	(47,849)	(121,770)
Less - Comprehensive loss (income) attributable to non-controlling interests:
Operating Partnership	8	63	84	233
Joint venture	(275)	1,159	3,020	4,049
Comprehensive loss attributable to Summit Hotel Properties, Inc.	(2,241)	(31,719)	(44,745)	(117,488)
Preferred dividends	(3,750)	(3,710)	(11,168)	(11,128)
Premium on redemption of preferred stock	(2,710)	—	(2,710)	—
Comprehensive loss attributable to common stockholders	$(8,701)	$(35,429)	$(58,623)	$(128,616)

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Distributions in Excess of Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests		Total Equity
									Operating Partnership	Joint Venture
Balance at June 30, 2021	9,400,000	$94	106,416,315	$1,064	$1,195,002	$(23,161)	$(236,400)	$936,599	$1,024	$128,099	$1,065,722
Net proceeds from sale of preferred stock	4,000,000	40	—	—	96,577	—	—	96,617	—	—	96,617
Redemption of preferred stock	(3,000,000)	(30)	—	—	(72,260)	—	(2,710)	(75,000)	—	—	(75,000)
Contribution by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	16,000	16,000
Common stock redemption of common units	—	—	29,445	—	217	(27)	—	190	(190)	—	—
Dividends	—	—	—	—	—	—	(3,750)	(3,750)	—	—	(3,750)
Equity-based compensation	—	—	—	—	1,890	—	—	1,890	2	—	1,892
Other comprehensive income	—	—	—	—	—	2,263	—	2,263	2	—	2,265
Net (loss) income	—	—	—	—	—	—	(4,504)	(4,504)	(10)	275	(4,239)
Balance at September 30, 2021	10,400,000	$104	106,445,760	$1,064	$1,221,426	$(20,925)	$(247,364)	$954,305	$828	$144,374	$1,099,507

Balance at June 30, 2020	9,400,000	$94	105,696,833	$1,057	$1,194,178	$(36,086)	$(93,994)	$1,065,249	$1,332	$64,955	$1,131,536
Common stock redemption of common units	—	—	921	—	8	(1)	—	7	(7)	—	—
Dividends	—	—	—	—	—	—	(3,710)	(3,710)	—	—	(3,710)
Equity-based compensation	—	—	(1,746)	—	1,514	—	—	1,514	3	—	1,517
Other comprehensive income	—	—	—	—	—	2,827	—	2,827	7	—	2,834
Net loss	—	—	—	—	—	—	(34,546)	(34,546)	(70)	(1,159)	(35,775)
Balance at September 30, 2020	9,400,000	$94	105,696,008	$1,057	$1,195,700	$(33,260)	$(132,250)	$1,031,341	$1,265	$63,796	$1,096,402

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Distributions in Excess of Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests		Total Equity
									Operating Partnership	Joint Venture
Balance at December 31, 2020	9,400,000	$94	105,708,787	$1,057	$1,197,320	$(30,716)	$(179,013)	$988,742	$1,111	$62,210	$1,052,063
Net proceeds from sale of preferred stock	4,000,000	40	—	—	96,577	—	—	96,617	—	—	96,617
Redemption of preferred stock	(3,000,000)	(30)	—	—	(72,260)	—	(2,710)	(75,000)	—	—	(75,000)
Contribution by non-controlling interests in joint venture	—	—	—	—	16,444	—	—	16,444	—	85,229	101,673
Purchases of capped call options	—	—	—	—	(21,131)	—	—	(21,131)	—	—	(21,131)
Common stock redemption of common units	—	—	31,945	—	232	(25)	—	207	(207)	—	—
Dividends	—	—	—	—	—	—	(11,080)	(11,080)	—	(45)	(11,125)
Equity-based compensation	—	—	860,633	9	5,844	—	—	5,853	8	—	5,861
Shares acquired for employee withholding requirements	—	—	(155,605)	(2)	(1,600)	—	—	(1,602)	—	—	(1,602)
Other comprehensive income	—	—	—	—	—	9,816	—	9,816	14	—	9,830
Net loss	—	—	—	—	—	—	(54,561)	(54,561)	(98)	(3,020)	(57,679)
Balance at September 30, 2021	10,400,000	$104	106,445,760	$1,064	$1,221,426	$(20,925)	$(247,364)	$954,305	$828	$144,374	$1,099,507

Balance at December 31, 2019	9,400,000	$94	105,169,515	$1,052	$1,190,949	$(16,034)	$(2,283)	$1,173,778	$1,809	$67,803	$1,243,390
Contribution by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	577	577
Common stock redemption of common units	—	—	34,500	—	306	(23)	—	283	(283)	—	—
Dividends	—	—	—	—	—	—	(29,682)	(29,682)	(37)	(535)	(30,254)
Equity-based compensation	—	—	557,338	6	4,943	—	—	4,949	9	—	4,958
Shares acquired for employee withholding requirements	—	—	(65,345)	(1)	(468)	—	—	(469)	—	—	(469)
Other	—	—	—	—	(30)	—	—	(30)	—	—	(30)
Other comprehensive loss	—	—	—	—	—	(17,203)	—	(17,203)	(30)	—	(17,233)
Net loss	—	—	—	—	—	—	(100,285)	(100,285)	(203)	(4,049)	(104,537)
Balance at September 30, 2020	9,400,000	$94	105,696,008	$1,057	$1,195,700	$(33,260)	$(132,250)	$1,031,341	$1,265	$63,796	$1,096,402

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(57,679)	$(104,537)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	79,776	82,147
Amortization of deferred financing costs	3,239	1,655
Loss on impairment and write-off of assets	4,361	782
(Reversal of) provision for credit losses	(2,632)	2,530
Equity-based compensation	5,861	4,958
Deferred tax asset, net	—	2,058
Gain on disposal of assets, net	(81)	(176)
Non-cash interest income	(779)	(2,297)
Debt transaction costs	160	336
Other	326	303
Changes in operating assets and liabilities:
Trade receivables, net	(2,434)	732
Prepaid expenses and other	3,130	2,043
Accounts payable	2,051	(311)
Accrued expenses and other	14,990	(11,614)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	50,289	(21,391)
INVESTING ACTIVITIES
Acquisition of hotel properties	(33,170)	—
Improvements to hotel properties	(10,659)	(19,234)
Contract termination payment for asset dispositions	—	(2,200)
Funding of real estate loans	(7,416)	(6,171)
Proceeds from principal payments on real estate loans	—	250
Increase in escrow deposits for acquisitions	(635)	—
NET CASH USED IN INVESTING ACTIVITIES	(51,880)	(27,355)
FINANCING ACTIVITIES
Proceeds from issuance of debt	318,500	191,500
Principal payments on debt	(350,916)	(122,789)
Proceeds from equity offerings, net of issuance costs	96,617	—
Redemption of preferred stock	(75,000)	—
Purchases of capped call options	(21,131)	—
Dividends paid	(11,213)	(30,495)
Proceeds from contribution by non-controlling interests in joint venture	101,673	577
Financing fees on debt and other issuance costs	(9,062)	(2,804)
Other	(1,602)	(469)
NET CASH PROVIDED BY FINANCING ACTIVITIES	47,866	35,520
Net change in cash, cash equivalents and restricted cash	46,275	(13,226)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	38,896	69,833
End of period	$85,171	$56,607
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$(29,384)	$(30,927)
Accrued improvements to hotel properties	$(1,777)	$(1,668)
Income tax cash (payments) refunds, net	$(526)	$516

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

We focus on owning premium-branded hotels with efficient operating models primarily in the Upscale segment of the lodging industry. At September 30, 2021, our portfolio consisted of 73 hotels with a total of 11,398 guestrooms located in 23 states. As of September 30, 2021, we own 100% of the outstanding equity interests in 61 of our 73 hotels. We own a 51% controlling interest in 12 hotels through a joint venture. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to our taxable REIT subsidiaries (“TRS Lessees”).

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the effects of the novel coronavirus, designated as COVID-19 (“COVID-19”) and its variants, for at least the near future. The pandemic has had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline in all forms of travel, both domestic and international, and a significant decline in hotel demand. These conditions resulted in a substantial decline in our revenues, profitability and cash flows from operations beginning in March, 2020.

During the first three quarters of 2021, we experienced sequential improvement in our business driven primarily by leisure travel. The improvement was the result of a steady decline in COVID-19 cases following the administration of vaccines and the easing of government restrictions and guidance in many jurisdictions. A recovery in business travel and group business has been slower to date. We anticipate that continued improvement in operating trends will be dependent on continued growth in leisure travel and a recovery of business travel. More broadly, a return to normalized levels of operations is dependent upon the dissipation of concerns related to COVID-19 and its variants, continued easing of government restrictions and guidance, restoration of consumer confidence, and a recovery in corporate and overall travel-related demand.

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

It is currently extremely difficult to predict the length of time it will take for us to return to pre-pandemic operational and financial performance. Despite the uncertainty, based on the actions we have taken, we believe we have sufficient cash and access to liquidity to meet our obligations for the foreseeable future and to continue to pursue selective growth opportunities.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and nine months ended September 30, 2021 may not be indicative of the results that may be expected for the full year of 2021. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Trade Receivables and Credit Policies

We grant credit to qualified customers, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of hotel guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables also include credit and debit card transactions that are in the process of being settled. Trade receivables are stated at the amount billed to the customer and do not accrue interest. We regularly review the collectability of our trade receivables. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.4 million at September 30, 2021 and December 31, 2020 and bad debt expense was $0.1 million for the three months ended September 30, 2021 and 2020 and $0.3 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively.

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

We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. Due to the effects of the COVID-19 pandemic, certain of our TRSs have incurred operating losses in the past and are expected to be in a cumulative loss for the foreseeable future. As such, the realizability of our deferred tax assets at September 30, 2021 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all of our deferred tax assets at September 30, 2021.

We perform a quarterly review for any uncertain tax positions. The Company had no accruals for uncertain tax positions as of September 30, 2021 and December 31, 2020.

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

We have elected a measurement alternative for equity investments, such as our purchase option, that do not have readily determinable fair values. Under the alternative, our purchase option is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer, if any.

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

NOTE 3 - INVESTMENT IN HOTEL PROPERTIES, NET

Investment in Hotel Properties, net

Investment in hotel properties, net is as follows (in thousands):

	September 30, 2021	December 31, 2020
Hotel buildings and improvements	$2,102,027	$2,066,986
Land	321,435	319,603
Furniture, fixtures and equipment	165,485	173,351
Construction in progress	10,547	8,903
Intangible assets	11,231	11,231
Real estate development loan	24,703	16,508
	2,635,428	2,596,582
Less - accumulated depreciation and amortization	(557,414)	(490,636)
	$2,078,014	$2,105,946

We provided a mezzanine loan to fund up to $28.9 million for a mixed-use development project that includes a hotel property, retail space, and parking. We have classified the mezzanine loan as Investment in hotel properties, net in our Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020. See "Note 4 - Investment in Real Estate Loans" for further information.

On May 1, 2021, the Company contributed a portfolio of six hotels containing 846 guestrooms to our consolidated joint venture with an affiliate of GIC, Singapore’s sovereign wealth fund. The estimated market value of the portfolio of hotel properties was $172.0 million and GIC contributed $84.3 million in cash for its 49% interest in the joint venture after the completion of the transfer of the six hotels. The transfer of the six hotel properties was recorded by the joint venture at the Company's net book values as of the transfer date since the transaction was a transfer of assets between entities under common control. The excess of the $84.3 million of cash contributed by GIC over 49% of the net carrying amount of the assets transferred totaling $16.4 million was recorded in Additional paid-in capital. Transfer taxes of $1.8 million and legal costs of $0.3 million related to this transaction were recorded as Transaction costs during the nine months ended September 30, 2021. GIC, our joint venture partner, paid 49%, or $0.9 million, of the $1.8 million transfer tax which is reflected in non-controlling interest on our Condensed Consolidated Statement of Operations.

On July 9, 2021, the Company acquired the 110-guestroom Residence Inn by Marriott in Steamboat Springs, CO for $33.0 million through its joint venture with GIC, of which the Company owns 51%. We did not acquire any hotel properties during the nine months ended September 30, 2020.

NOTE 4 — INVESTMENT IN REAL ESTATE LOANS

Investment in real estate loans, net is as follows (in thousands):

	September 30, 2021	December 31, 2020
Real estate loans	$28,719	$28,671
Allowance for credit losses	(2,350)	(4,982)
Investment in real estate loans, net	$26,369	$23,689

The amortized cost bases of our Investment in real estate loans, net approximate their fair value.

Real Estate Development Loans

We provided mezzanine loans on three real estate development projects to fund up to an aggregate of $29.6 million for the development of three hotel properties. The three real estate development loans closed in the fourth quarter of 2017 and each had a stated interest rate of 8.00% and an initial term of approximately three years.  During the year ended December 31, 2020, one of the real estate loans with a principal balance of $3.8 million was repaid in full. We had separate options related to each outstanding loan (each the "Initial Option") to purchase a 90% interest in each joint venture that owns the respective hotel upon completion of construction. We recorded the aggregate estimated fair value of each Initial Option totaling $4.4 million in Other assets.

The COVID-19 pandemic adversely affected the operations of the hotels that collateralize the outstanding mezzanine loans. As a result, at September 30, 2021 we had an allowance for credit losses of $2.6 million that was recorded in March 2020, to reduce the carrying amounts of the loans to their estimated net realizable values.

As of September 30, 2021, we reached an agreement with the borrowers of the mezzanine loans on the two remaining real estate development projects for the full repayment of the loans in the fourth quarter of 2021, which would result in us foregoing the exercise of the Initial Options. Accordingly, during the three months ended September 30, 2021, the Company reversed the $2.6 million allowance for credit losses and recorded a Loss on impairment during the three months ended September 30, 2021 to write-off the carrying amounts of the Initial Options at September 30, 2021 totaling $4.4 million.

During the year ended December 31, 2019, we provided a mezzanine loan to fund up to $28.9 million for a mixed-use development project that includes a hotel property, retail space, and parking. The loan closed in the third quarter of 2019 and has a stated interest rate of 9.00%. The loan is secured by a second mortgage on the development project and a pledge of the equity in the project owner. As of September 30, 2021, we have funded $25.1 million of the loan commitment. Upon completion of construction, we have an option to purchase a 90% interest in the hotel (the “Initial Purchase Option”). We also have the right to purchase the remaining interest in the hotel five years after the completion of construction. We have issued a $10.0 million letter of credit under our senior revolving credit facility to secure the exercise of the Initial Purchase Option. As such, we have classified the loan as Investment in hotel properties, net on our Condensed Consolidated Balance Sheets. Interest income on the mezzanine loan will be recorded in our Condensed Consolidated Statement of Operations as it is earned. We have recorded the aggregate estimated fair value of the Initial Purchase Option totaling $2.8 million in Other assets and as a contra-asset to Investment in hotel properties, net. The contra-asset will be amortized as a component of non-cash interest income over the term of the real estate development loan using the straight-line method, which approximates the interest method. We recorded amortization of the contra-asset of $0.3 million for the three months ended September 30, 2021 and 2020 and $0.8 million for the nine months ended September 30, 2021 and 2020 as non-cash interest income. Including the amortization of the contra-asset, the current effective interest rate on this loan is approximately 11.40%.

We expect that the construction of the hotel will be completed during the fourth quarter of 2021 or the first quarter of 2022, after which we will be able to exercise the Initial Purchase Option at our sole discretion.

Seller-Financing Loans

On June 29, 2018, we sold the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA for an aggregate selling price of $24.9 million. We provided seller financing totaling $3.6 million on the sale of these properties under two, 3.5 year second mortgage notes with a blended interest rate of 7.38% that are further collateralized by a personal guarantee from the principal of the borrower. As of September 30, 2021, there was $2.4 million outstanding on the seller-financing loans. During the year ended December 31, 2020, we recorded an allowance for credit losses in an amount equal to the outstanding balance of the loans.

On June 1, 2021, we amended the terms of the seller-financing loans and extended the maturity date of each loan to December 31, 2022. Interest will accrue at a rate of 9.00% monthly, including 5.00% payable in cash and 4.00% paid-in-kind. Semi-annual principal payments of $0.3 million will begin on April 1, 2022. In connection with the modifications, the borrower paid all interest due through May 31, 2021. As a result, the Company recognized interest income related to these loans of $0.3 million during the nine months ended September 30, 2021.

NOTE 5 - DEBT

At September 30, 2021, our indebtedness was comprised of borrowings under our 2018 Senior Credit Facility (as defined below), the 2018 Term Loan (as defined below), the 2017 Term Loan (as defined below), the Joint Venture Credit Facility (as defined below), the Convertible Notes (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 3.34% at September 30, 2021 and 3.43% at December 31, 2020.

Debt, net of debt issuance costs, is as follows (in thousands):

	September 30, 2021	December 31, 2020
Revolving debt	$68,500	$222,500
Term loans	562,000	725,000
Convertible notes	287,500	—
Mortgage loans	151,064	153,978
	1,069,064	1,101,478
Unamortized debt issuance costs	(12,397)	(6,733)
Debt, net of debt issuance costs	$1,056,667	$1,094,745

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

	September 30, 2021	Percentage	December 31, 2020	Percentage
Fixed-rate debt	$830,540	78%	$545,754	50%
Variable-rate debt	238,524	22%	555,724	50%
	$1,069,064		$1,101,478

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Convertible notes	$287,500	$302,824	$—	$—	Level 1 - Market approach
Fixed-rate mortgage loans	143,040	143,065	145,754	143,244	Level 2 - Market approach
	$430,540	$445,889	$145,754	$143,244

At September 30, 2021 and December 31, 2020, we had $400.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value.  Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to "Note 7 - Derivative Financial Instruments and Hedging."

$600 Million Senior Credit and Term Loan Facility

On December 6, 2018, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $600.0 million senior credit facility (the “2018 Senior Credit Facility”) with Deutsche Bank AG New York Branch, as administrative agent, and a syndicate of lenders. The 2018 Senior Credit Facility is comprised of a $400.0 million revolver (the "$400 Million Revolver") and a $200.0 million term loan facility (the “$200 Million Term Loan”). At September 30, 2021, we had $200.0 million borrowed and $340.0 million available to borrow plus an additional $50.0 million available to borrow subject to certain security requirements to be provided to the lender. At September 30, 2021, we had no borrowings outstanding on the $400 Million Revolver.

Amendments to $600.0 Million Senior Credit Facility

Between May 2020 and February 2021, the Company entered into several amendments to the Credit Agreement of the 2018 Senior Credit Facility (the “Credit Facility Amendments”).

As of September 30, 2021, the cumulative effect of the Credit Facility Amendments resulted in the waiver or adjustment of certain financial and other covenants under the 2018 Senior Credit Facility, for the periods described below:

•Waivers of key financial and certain other covenants in the 2018 Senior Credit Facility for the period April 1, 2020 through March 31, 2022; and
•Beginning on April 1, 2022, adjustments to certain of the key financial covenants go into effect through December 31, 2022 including:
◦Reduction of the Minimum Consolidated Fixed Charge Coverage Ratio;
◦Increase of the Maximum Unsecured Leverage Ratio;
◦Reduction of the Minimum Unsecured Interest Coverage Ratio; and
◦Increases to the Maximum Leverage Ratio, adjusting down beginning in the second quarter of 2022 and continuing through calendar year 2023.

The interest rate on the 2018 Senior Credit Facility is based on a pricing grid ranging from 140 basis points to 240 basis points plus LIBOR for the $400 Million Revolver and 135 basis points to 235 basis points plus LIBOR for the $200 Million Term Loan, depending upon the Company's leverage ratio. The pricing grid was modified under the Credit Facility Amendments such that during the period ending December 31, 2021, or earlier at the Company's election subject to certain requirements (the "Amendment Period"), the applicable margin was at Pricing Level VII, as defined in the 2018 Senior Credit Facility documents. The applicable margin is currently set at Pricing Level VIII. The interest rate at September 30, 2021 for the $200 Million Term Loan was 2.60%.

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

The Credit Facility Amendments allow the borrower to advance up to $350 million on the $400 million Revolver. Furthermore, the Credit Facility Amendments permit the borrower to advance an additional $50 million, in addition to the $350 million advance described in the preceding sentence, upon filing mortgages and related security agreements on all Unencumbered Properties, with such security documents to be released upon the borrower meeting certain conditions for their release.

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

Certain other typical limitations and conditions for credit facilities of this nature include, among other provisions, limitations on the use of revolving facility advances, certain restrictions on payments of dividends and establishment of a minimum liquidity requirement as indicated above. At September 30, 2021, we were in compliance with all financial covenants.

The 2018 Senior Credit Facility has an accordion feature which will allow the Company to increase the total commitments by an aggregate of up to $300.0 million. The $400 Million Revolver will mature on March 31, 2023 and can be extended to March 31, 2024 at the Company’s option, subject to certain conditions. The $200 Million Term Loan will mature on April 1, 2024.

Term Loans

2018 Term Loan

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a new $225.0 million term loan (the “2018 Term Loan”) with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documentation, which is fully drawn as of September 30, 2021. The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the maturity date of February 14, 2025, subject to certain conditions.

Amendments to $225.0 Million 2018 Term Loan

Between May 2020 and February 2021, the Company entered into several amendments to the First Amended and Restated Credit Agreement (the “2018 Term Loan Amendments”). As of September 30, 2021, the cumulative effect of the changes to the 2018 Term Loan effected by the 2018 Term Loan Amendments are substantially similar to the changes described above effected by the Credit Facility Amendments.

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.35% and 1.95%, depending upon our leverage ratio (as defined in the loan documents). The pricing grid was modified under the 2018 Term Loan Amendments such that during the Amendment Period the applicable margin was set at Pricing Level VII, as defined in the 2018 Term Loan documents. We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at September 30, 2021 was 2.40%.

Financial and Other Covenants. We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2018 Term Loan. The 2018 Term Loan Amendments provide that certain financial and other covenants under the 2018 Term Loan were waived or adjusted, which waivers and adjustments are the same as under the amendments to the Company’s 2018 Senior Credit Facility. At September 30, 2021, we were in compliance with all financial covenants.

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

2017 Term Loan

On September 26, 2017, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $225.0 million term loan (the "2017 Term Loan") with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documentation, which 2017 Term Loan has a principal balance of $62.0 million as of September 30, 2021.

Amendments to $225.0 Million 2017 Term Loan

Between May 2020 and February 2021, the Company entered into various amendments to the 2017 Term Loan (the “2017 Term Loan Amendments”). As of September 30, 2021, the cumulative effect of the changes to the 2017 Term Loan effected by the 2017 Term Loan Amendments are substantially similar to the changes described above effected by the Credit Facility Amendments.

The 2017 Term Loan has an accordion feature which allows us to increase the total commitments by an aggregate of $175.0 million prior to the maturity date, subject to certain conditions. The 2017 Term Loan matures on November 25, 2022.

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.45% and 2.25%, depending upon our leverage ratio (as defined in the loan documents). The pricing grid was modified under the 2017 Term Loan Amendments such that during the Amendment Period the applicable margin was set at Pricing Level VI, as defined in the 2017 Term Loan documents. We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at September 30, 2021 was 2.70%.

Financial and Other Covenants. We are required to comply with a series of financial and other covenants to draw and maintain borrowings under the 2017 Term Loan. The 2017 Term Loan Amendments provide that certain financial and other covenants under the 2017 Term Loan were waived or adjusted, which waivers and adjustments are the same as under the Credit Facility Amendments. At September 30, 2021, we were in compliance with all financial covenants.

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

Joint Venture Credit Facility

On October 8, 2019, Summit JV MR 1, LLC (the “Borrower”), as borrower, Summit Hospitality JV, LP (the “Parent”), as parent, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a $200.0 million credit facility (the “Joint Venture Credit Facility”) with Bank of America, N.A., as administrative agent and sole initial lender, and BofA Securities, Inc., as sole lead arranger and sole bookrunner.

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

The Joint Venture Credit Facility is comprised of a $125.0 million revolving credit facility (the “$125 Million Revolver”) and a $75.0 million term loan (the “$75 Million Term Loan”). The Joint Venture Credit Facility has an accordion feature which will allow us to increase the total commitments by up to $300.0 million, for aggregate potential borrowings of up to $500.0 million on the Joint Venture Credit Facility. At September 30, 2021, we had $68.5 million outstanding under the $125 Million Revolver.

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

At September 30, 2021, we were in compliance with all financial covenants.

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

On April 29, 2021, the Borrower, Parent, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a Third Amendment to Credit Agreement concerning the Joint Venture Credit Facility (the “Joint Venture Amendment”).

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

The Joint Venture Amendment confirmed that the Borrower may make additional advances on the $125 million Revolver, subject to certain financial covenant limitations. Certain other typical limitations and conditions for credit facilities of this nature were included among the provisions in the amendments including, among other provisions, limitations on the use of revolving facility advances, certain restrictions on payments of dividends and limitations on investments and dispositions. We retain the right to opt out of certain additional restrictive covenants upon demonstration of compliance with the required financial covenants.

Borrowing Base Assets. The Joint Venture Credit Facility is secured primarily by a first priority pledge of the Borrower's equity interests in the subsidiaries that hold the initial five borrowing base assets financed by the facility, and the related TRS entities, which wholly own the TRS Lessees that lease each of the borrowing base assets.

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

The Convertible Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The Convertible Notes will mature on February 15, 2026 (the “Maturity Date”), unless earlier converted, purchased or redeemed. Prior to August 15, 2025, the Convertible Notes will be convertible only upon certain circumstances and during certain periods. On or after August 15, 2025 and through the Maturity Date, holders may convert any of their Convertible Notes into shares of the Company’s common stock, at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day prior to the Maturity Date, unless the Convertible Notes have been previously purchased or redeemed by the Company. During the three and nine months ended September 30, 2021, the Company recorded coupon interest expense of $1.1 million and $3.1 million, respectively, and amortized $0.4 million and $1.1 million, respectively, of the $7.6 million debt issuance costs related to the Convertible Notes Offering. Including the amortization of the debt issuance costs, the current effective interest rate on the Convertible Notes is approximately 2.00%.

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

MetaBank Loan

On June 30, 2017, we entered into a $47.6 million secured, non-recourse loan with MetaBank (the "MetaBank Loan"). The MetaBank Loan provides for a fixed interest rate of 4.44%, amortizes over 25 years, and matures on July 1, 2027. The MetaBank Loan is secured by three hotels and is subject to a prepayment penalty if prepaid prior to April 1, 2027. On May 1, 2020, MetaBank waived the annual minimum debt service covenant ratio for the year ended December 31, 2020, and on April 12, 2021, MetaBank extended such waiver for the year ended December 31, 2021. The next covenant measurement date is December 31, 2022.

Mortgage Loans

At September 30, 2021, we had mortgage loans totaling $151.1 million that are secured primarily by first mortgage liens on 15 hotel properties.

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

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business. In addition, we rent or sublease certain owned real estate to third parties. We recorded gross third-party tenant income of $0.5 million and $0.4 million during the three months ended September 30, 2021 and 2020, respectively, and $1.5 million and $1.3 million during the nine months ended September 30, 2021 and 2020, respectively, which were recorded in Other income in the Condensed Consolidated Statement of Operations.

The majority of our third-party tenants requested rent deferrals to ease the negative financial effects of the COVID-19 pandemic on their businesses. We have generally negotiated with these tenants and granted rent deferrals that defer rent for a specified number of months and require repayment of the deferred rent over a negotiated period of time.

On January 1, 2019, the Company adopted ASC No. 842, Leases, and recognized right-of-use lease assets and related liabilities.  The right-of-use assets and related liabilities include renewal options reasonably certain to be exercised.  We base our lease calculations on our estimated incremental borrowing rate. As of September 30, 2021, our weighted average incremental borrowing rate was 4.91%.

During the three months ended September 30, 2021 and 2020, the Company's total operating lease cost was $0.9 million and $0.7 million, respectively, and the operating cash outflows from operating leases was $0.8 million and $0.7 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company's total operating lease cost was $2.4 million and $2.3 million, respectively, and the operating cash outflows from operating leases was $2.2 million and $2.1 million, respectively. As of September 30, 2021, the weighted average operating lease term was 28.2 years.

Operating lease maturities as of September 30, 2021 are as follows (in thousands):

2021	$1,007
2022	1,592
2023	953
2024	910
2025	918
Thereafter	27,763
Total lease payments (1)	33,143
Less interest	(15,616)
Total	$17,527

(1)Certain payments above include future increases to the minimum fixed rent based on the Consumer Price Index in effect at the initial measurement of the lease balances.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at September 30, 2021 and December 31, 2020 is as follows (dollars in thousands):

				Notional Amount		Fair Value
Contract date	Effective Date	Expiration Date	Average Annual Effective Fixed Rate	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	$100,000	$100,000	$(2,424)	$(3,831)
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	100,000	100,000	(2,438)	(3,853)
June 11, 2018	September 28, 2018	September 30, 2024	2.87%	75,000	75,000	(5,177)	(7,371)
June 11, 2018	December 31, 2018	December 31, 2025	2.93%	125,000	125,000	(10,981)	(15,795)
				$400,000	$400,000	$(21,020)	$(30,850)

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At September 30, 2021 and December 31, 2020, all of our interest rate swaps were in a liability position as a result of a decline in short-term interest rates and a continued flattening of the forward yield curve. Our interest rate swaps are recorded in Accrued expenses and other in our Condensed Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Other comprehensive income and are reclassified to Interest expense in our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings. In the next twelve months, we estimate that $9.4 million will be reclassified from Other comprehensive income and recorded as an increase to Interest expense.

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
(Loss) gain recognized in Other comprehensive income on derivative financial instruments	$(138)	$504	$2,743	$(22,300)
Loss reclassified from Other comprehensive income to Interest expense	$(2,403)	$(2,330)	$(7,087)	$(5,067)
Total Interest expense in which the effects of cash flow hedges are recorded	$(10,817)	$(10,904)	$(32,567)	$(32,665)

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

Changes in Common Stock during the nine months ended September 30, 2021 and 2020 were as follows:

	For the Nine Months Ended September 30,
	2021	2020
Beginning common shares outstanding	105,708,787	105,169,515
Grants under the Equity Plan	860,910	676,171
Common Unit redemptions	31,945	34,500
Annual grants to independent directors	60,546	93,810
Performance share and other forfeitures	(60,823)	(212,643)
Shares retained for employee tax withholding requirements	(155,605)	(65,345)
Ending common shares outstanding	106,445,760	105,696,008

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.01 par value per share, of which 89,600,000 is currently undesignated, 6,400,000 shares have been designated as 6.25% Series E Cumulative Redeemable Preferred Stock (the "Series E preferred shares") and 4,000,000 shares have been designated as 5.875% Series F Cumulative Redeemable Preferred Stock (the "Series F preferred shares").

The Company completed the offering of 4,000,000 Series F preferred shares on August 12, 2021 for net proceeds of $96.6 million, after the underwriting discount and offering-related expenses of $3.4 million.

On September 4, 2021, the Company paid $75.0 million to redeem all 3,000,000 of its outstanding 6.45% Series D Cumulative Redeemable Preferred Stock at a redemption price of $25 per share plus accrued and unpaid dividends. The premium on redemption of $2.7 million was recorded as a reduction to retained earnings.

The Company's outstanding shares of preferred stock (collectively, “Preferred Shares”) rank senior to our common stock and on parity with each other with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Preferred Shares do not have any maturity date and are not subject to mandatory redemption or sinking fund requirements. The Company may not redeem the Series E or Series F preferred shares prior to November 13, 2022 and August 12, 2026, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or in connection with certain changes in control. After those dates, the Company may, at its option, redeem the applicable Preferred Shares, in whole or from time to time in part, by payment of $25 per share, plus any accumulated, accrued and unpaid distributions up to, but not including, the date of redemption. If the Company does not exercise its rights to redeem the Preferred Shares upon certain changes in control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each Series E preferred share is 3.1686 shares of common stock and each Series F preferred share is 5.8275 shares of common stock, all subject to certain adjustments.

The Company pays dividends at an annual rate of $1.5625 for each Series E preferred share and $1.46875 for each Series F preferred share. Dividend payments are made quarterly in arrears on or about the last day of February, May, August and November of each year.

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

At September 30, 2021 and December 31, 2020, unaffiliated third parties owned 129,797 and 161,742 Common Units of the Operating Partnership, respectively, representing less than a 1% limited partnership interest in the Operating Partnership for each period.

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

Non-controlling Interests in Joint Venture

In July 2019, the Company entered into a joint venture agreement with GIC, Singapore’s sovereign wealth fund, to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the joint venture and intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the joint venture and will have the potential to earn incentive fees based on the joint venture achieving certain return thresholds. As of September 30, 2021, the joint venture owns the five hotel properties acquired in 2019, the six hotels contributed to the joint venture in the second quarter of 2021 and the hotel acquired by the joint venture in the third quarter of 2021.

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

NOTE 9 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at September 30, 2021 using
	Level 1	Level 2	Level 3	Total
Assets:
Purchase Options related to real estate loans	$—	$—	$2,800	$2,800
Liabilities:
Interest rate swaps	—	21,020	—	21,020

	Fair Value Measurements at December 31, 2020 using
	Level 1	Level 2	Level 3	Total
Assets:
Purchase Options related to real estate loans	$—	$—	$7,161	$7,161
Liabilities:
Interest rate swaps	—	30,850	—	30,850

Our Purchase Options related to real estate loans do not have readily determinable fair values. The original fair value of each Purchase Option was estimated using a Black-Scholes model.

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

During the three months ended September 30, 2021, we recorded a Loss on impairment and write-off of assets of $4.4 million as follows (dollar amounts in thousands):

	Real Estate Loan 1	Real Estate Loan 2	Real Estate Loan 3
Purchase Option value at December 31, 2020	$1,600	$2,761	$2,800
Loss on impairment and write-off of assets (1)	(1,600)	(2,761)	—
Purchase Option value at September 30, 2021	$—	$—	$2,800

(1)As of September 30, 2021, we reached an agreement with the borrowers of Real Estate Loans 1 and 2 for the full repayment of the loans in the fourth quarter of 2021, which would result in us forgoing the exercise of the purchase options. As a result, the Company wrote-off the carrying amount of the purchase options totaling $4.4 million as a Loss on impairment during the quarter ended September 30, 2021.

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

At September 30, 2021 and December 31, 2020, approximately $25.5 million and $18.2 million, respectively, was available in restricted cash reserve funds required by certain of our property managers, franchisors, or mortgage lenders for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at our hotel properties.

Franchise Agreements

We expensed fees related to our franchise agreements of $7.7 million and $4.6 million for the three months ended September 30, 2021 and 2020, respectively, and $17.7 million and $16.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various professional third-party management companies. We pay base management fees that are a percentage of gross room revenues and incentive management fees based on achievement of certain financial targets pursuant to contracts that generally have remaining terms of less than five years. Management fee expenses were $2.9 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively, and $6.8 million and $5.1 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Stock Options Granted Under our Equity Plan

The 235,000 stock options outstanding as of December 31, 2020 expired unexercised on February 13, 2021 and were forfeited.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock award activity under our Equity Plan for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2020	573,577	$10.18	$5,168
Granted	536,980	10.27
Vested	(219,636)	11.20
Non-vested at September 30, 2021	890,921	$9.98	$8,580

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

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under the Equity Plan for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2020	922,239	$11.65	$8,309
Granted	323,930	14.05
Vested	(182,480)	13.73
Forfeited	(60,823)	13.73
Non-vested at September 30, 2021	1,002,866	$11.92	$9,658

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

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Time-based restricted stock	$891	$622	$2,399	$1,847
Performance-based restricted stock	1,001	895	2,879	2,664
Director stock	—	—	583	447
	$1,892	$1,517	$5,861	$4,958

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $12.2 million at September 30, 2021 and will be recorded as follows (in thousands):

	Total	2021	2022	2023	2024	2025
Time-based restricted stock	$6,257	$891	$2,872	$2,067	$406	$21
Performance-based restricted stock	5,914	1,001	2,927	1,731	255	—
	$12,171	$1,892	$5,799	$3,798	$661	$21

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

The Company recorded income tax expense of $0.7 million for the three months ended September 30, 2021 and an income tax benefit of $0.1 million for the three months ended September 30, 2020. The Company recorded income tax expense of $1.1 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively. The $1.6 million income tax expense recorded in the nine months ended September 30, 2020 included a $2.1 million discrete non-cash deferred income tax related to the establishment of valuation allowances against our TRS Lessees’ deferred tax assets. Due to the effects of the COVID-19 pandemic, certain of our TRS Lessees have incurred operating losses in the past and are expected to be in a cumulative loss for the foreseeable future.  A cumulative loss is significant negative evidence that the realizability of our deferred tax assets at September 30, 2021 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all our deferred tax assets at September 30, 2021.

We had no unrecognized tax benefits at September 30, 2021. We expect no significant changes in unrecognized tax benefits within the next year.

The American Rescue Plan Act of 2021 was signed into law on March 11, 2021. Some of the key income tax provisions include:

•An extension of the employee retention tax credit through 2021. To be eligible for the credit in 2021, an organization’s gross receipts must be less than 80% of the same quarter in 2019. The credit is calculated based on 70% of qualifying wages, capped at $10,000 of compensation each quarter in 2021. We expect a credit totaling approximately $1.3 million for the year ended December 31, 2021. As of September 30, 2021, we have received $0.9 million of this credit and expect to receive the remainder of the credit in the fourth quarter of 2021 or early in 2022.
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

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(4,239)	$(35,775)	$(57,679)	$(104,537)
Less: Preferred dividends	(3,750)	(3,710)	(11,168)	(11,128)
Premium on redemption of preferred stock	(2,710)	—	(2,710)	—
Allocation to participating securities	—	—	—	(81)
Attributable to non-controlling interest in Operating Partnership	10	70	98	203
Attributable to non-controlling interests in joint venture	(275)	1,159	3,020	4,049
Net loss attributable to common stockholders, net of amount allocated to participating securities	$(10,964)	$(38,256)	$(68,439)	$(111,494)
Denominator:
Weighted average common shares outstanding - basic and diluted	104,548	104,200	104,441	104,117
Loss per share:
Basic and diluted	$(0.10)	$(0.37)	$(0.66)	$(1.07)

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

NOTE 14 - SUBSEQUENT EVENTS

Dividends

On October 29, 2021, our Board of Directors declared cash dividends of $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock and $0.440625 per share of 5.875% Series F Cumulative Redeemable Preferred Stock. These dividends are payable November 30, 2021 to stockholders of record on November 16, 2021.

Acquisition of Hotel Property Portfolio

On November 2, 2021, we entered into a definitive contribution agreement to acquire a 27-hotel portfolio totaling 3,709 guestrooms, two parking structures and various financial incentives through our joint venture with GIC for a total consideration of $822 million (the “Transaction”) from affiliates of NewcrestImage. The Company expects to fund its 51% equity contribution for the Transaction with a combination of common operating partnership units and preferred operating partnership units. The Company plans to issue 15.9 million common operating partnership units valued at $160 million to seller affiliates, based on the 10-day trailing VWAP of $10.0853 per unit and will result in an approximate 13% pro forma seller ownership interest. The Company will also issue $50 million of newly designated 5.25% Series Z preferred units. The preferred operating partnership units will be entitled to distributions at a rate of 5.25% per annum, may be redeemed by the holder on the 10th anniversary of the issuance date and may be called by the Company at any time after the 5th anniversary of the issuance date. GIC’s 49% estimated equity contribution of $208 million will be in the form of cash. The Company has secured a $410 million financing commitment from Bank of America and Wells Fargo Bank, which will be the primary debt financing for the Transaction.

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
•availability of and the abilities of our property managers and us to retain qualified personnel at our hotels and corporate offices;
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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning primarily premium-branded, select-service hotels. At September 30, 2021, our portfolio consisted of 73 hotels with a total of 11,398 guestrooms located in 23 states. We own our hotels in fee simple, except for four hotels which are subject to ground leases. As of September 30, 2021, we own 100% of the outstanding equity interests in 61 of our 73 hotels. We own a 51% controlling interest in twelve hotels through a joint venture. Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

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

Management Company	Number of Properties	Number of Guestrooms
Affiliates of Aimbridge Hospitality, including Interstate Management Company, LLC	34	5,336
OTO Development, LLC	15	2,164
Stonebridge Realty Advisors, Inc. and affiliates	9	1,312
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	6	973
White Lodging Services Corporation	4	791
American Liberty Hospitality, Inc.	2	372
Crestline Hotels & Resorts, LLC	2	198
Intercontinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Total	73	11,398

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

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of lodging demand include changes in gross domestic product, corporate profits, capital investments, employment and more recently, travel-related health and safety restrictions. Volatility in the economy and risks arising from global and domestic political or economic conditions may cause slowing economic growth, which would have an adverse effect on lodging demand. The global and U.S. economies, and the travel and lodging industries, have experienced a significant downturn as a result of the COVID-19 global pandemic. During the first nine months of 2021, we began to see a significant recovery in hotel demand driven primarily by leisure travelers. Corporate transient and group demand remains significantly reduced from historical levels and is recovering more slowly than leisure demand.

Effects of COVID-19 Pandemic on Our Business

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

During the first three quarters of 2021, we experienced sequential improvement in our business driven primarily by leisure travel. The improvement was the result of a steady decline in COVID-19 cases following the administration of vaccines and the easing of government restrictions and guidance in many jurisdictions. A recovery in business travel and group business has been slower to date. We anticipate that continued improvement in operating trends will be dependent on continued growth in leisure travel and a recovery of business travel. More broadly, a return to normalized levels of operations is dependent upon the dissipation of concerns related to COVID-19 and its variants, continued easing of government restrictions and guidance, restoration of consumer confidence, and a recovery in corporate and overall travel-related demand.

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

Health and Well-being

All of our hotels are licensed with national franchise brands and we have worked closely with our brand partners to develop and implement comprehensive protocols for the safety and well-being of employees and guests to address a broad spectrum of pathogens and viruses, including COVID-19 and variants thereof. We continue to apply advanced cleaning procedures developed during the COVID-19 pandemic to all of our hotel properties.

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

Our Hotel Property Portfolio

At September 30, 2021, our portfolio consisted of 73 hotels with a total of 11,398 guestrooms. According to current chain scales as defined by STR, Inc., two of our hotel properties with a total of 280 guestrooms are categorized as Upper-upscale hotels, 61 of our hotel properties with a total of 9,647 guestrooms are categorized as Upscale hotels and 10 of our hotel properties with a total of 1,471 guestrooms are categorized as Upper-midscale hotels. Information about our hotel properties as of September 30, 2021 is as follows:

Franchise/Brand	Number of Hotel Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	15	2,761
Residence Inn by Marriott	12	1,746
SpringHill Suites by Marriott	5	761
AC Hotel by Marriott	1	255
Marriott	1	165
Fairfield Inn & Suites by Marriott	1	140
Four Points by Sheraton	1	101
Total Marriott	36	5,929
Hilton
Hilton Garden Inn	7	1,067
Hampton Inn & Suites	7	986
Homewood Suites	2	251
DoubleTree by Hilton	1	210
Total Hilton	17	2,514
Hyatt
Hyatt Place	13	1,908
Hyatt House	3	466
Total Hyatt	16	2,374
IHG
Holiday Inn Express & Suites	2	345
Staybridge Suites	1	121
Hotel Indigo	1	115
Total IHG	4	581
Total	73	11,398

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

On July 9, 2021, we acquired the 110-guestroom Residence Inn by Marriott in Steamboat Springs, CO for $33.0 million through our joint venture with GIC.

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

Comparison of the Three Months Ended September 30, 2021 with the Three Months Ended September 30, 2020

The following table contains key operating metrics for our total portfolio for the three months ended September 30, 2021 compared with the three months ended September 30, 2020 (dollars in thousands, except ADR and RevPAR).

	For the Three Months Ended September 30,				Quarter-over-Quarter		Quarter-over-Quarter
	2021		2020		Dollar Change		Percentage Change
	Total Portfolio (73 hotels)	Same-Store Portfolio (72 hotels)	Total Portfolio (73 hotels)	Same-Store Portfolio (72 hotels)	Total Portfolio (73 hotels)	Same-Store Portfolio (72 hotels)	Total Portfolio (73 hotels)	Same-Store Portfolio (72 hotels)
Revenues:
Room	$102,521	$101,033	$48,636	$48,636	$53,885	$52,397	110.8%	107.7%
Food and beverage	2,097	2,082	628	628	1,469	1,454	233.9%	231.5%
Other	6,068	6,037	3,148	3,148	2,920	2,889	92.8%	91.8%
Total	$110,686	$109,152	$52,412	$52,412	$58,274	$56,740	111.2%	108.3%

Expenses:
Room	$22,186	$21,927	$11,352	$11,352	$10,834	$10,575	95.4%	93.2%
Food and beverage	1,476	1,461	520	520	956	941	183.8%	181.0%
Other hotel operating expenses	34,713	34,302	22,535	22,535	12,178	11,767	54.0%	52.2%
Total	$58,375	$57,690	$34,407	$34,407	$23,968	$23,283	69.7%	67.7%

Operational Statistics:
Occupancy	68.7%	68.5%	45.0%	45.0%	n/a	n/a	52.4%	52.1%
ADR	$142.52	$142.03	$103.98	$103.98	$38.54	$38.05	37.1%	36.6%
RevPAR	$97.85	$97.29	$46.83	$46.83	$51.02	$50.46	108.9%	107.7%

Changes from the three months ended September 30, 2021 compared with the three months ended September 30, 2020 were due to the following:

•Revenues. The increase in revenues was due to an improvement in our business that has been primarily driven by leisure travel in the third quarter of 2021 as COVID-19 cases began to decline following the administration of vaccines and government restrictions in many jurisdictions being eased or lifted. See "Industry Trends and Outlook - Effects of COVID-19 Pandemic on Our Business" for further information.
•RevPAR. The increase in RevPAR was due to an improvement in our business that has been primarily driven by leisure travel in the third quarter of 2021 as our business continues to recover from the negative effect of the COVID-19 pandemic. The increase in RevPAR during the current period is due to a 52.4% increase in occupancy and a 37.1% increase in ADR. See "Industry Trends and Outlook - Effects of COVID-19 Pandemic on Our Business" for further information.
•Expenses. The increase in expenses was driven by the increase in occupancy relative to the third quarter of 2020. The occupancy related increases have been partially offset by comprehensive cost reduction initiatives, including the reduction of labor and temporary elimination of certain services and amenities, at all hotels. Although revenues have begun to improve, we have maintained operating costs at lower levels than pre-pandemic periods.

The following table includes other consolidated income and expenses for the three months ended September 30, 2021 compared with the three months ended September 30, 2020 (dollars in thousands).

	For the Three Months Ended September 30,
	2021	2020	Dollar Change	Percentage Change
Property taxes, insurance and other	$10,679	$11,007	$(328)	(3.0)%
Management fees	2,888	1,335	1,553	116.3%
Depreciation and amortization	25,893	27,503	(1,610)	(5.9)%
Corporate general and administrative	6,099	4,652	1,447	31.1%
Reversal of credit losses	(2,632)	—	(2,632)	(1)
Loss on impairment and write-off of assets	4,361	—	4,361	(1)
Gain on disposal of assets, net	—	211	(211)	(1)
Interest expense	10,817	10,904	(87)	(0.8)%
Other income, net	2,250	1,278	972	76.1%
Income tax expense (benefit)	695	(132)	827	(1)

(1)Not meaningful.

Changes from the three months ended September 30, 2021 compared with the three months ended September 30, 2020 were due to the following:

•Property Taxes, Insurance and Other. This decrease is primarily due to a reduction in property taxes due to lower property tax assessments for 2021, which were based on our lower operating performance during 2020 as a result of the negative effects of the COVID-19 pandemic.
•Management Fees. The increase in management fees during the current period is primarily due to increased consolidated revenues as our business has experienced a steady improvement in performance during the three months ended September 30, 2021.
•Depreciation and Amortization. This decrease is due to the effect of certain assets becoming fully amortized, partially offset by capital expenditures.
•Corporate General and Administrative. The increase in corporate, general and administrative costs during the current period is primarily due to higher incentive and other compensation costs.
•Reversal of credit losses. As of September 30, 2021, we reached an agreement with the borrowers of the mezzanine loans on two of the remaining real estate development projects for the full repayment of the loans in the fourth quarter of 2021. Accordingly, the Company reversed the $2.6 million allowance for credit losses related to these two loans during the three months ended September 30, 2021. See "Note 4 - Investment in Real Estate Loans" to the Condensed Consolidated Financial Statements for further information.
•Loss on Impairment and Write-off of Assets. As of September 30, 2021, we reached an agreement with the borrowers of the mezzanine loans on two of the remaining real estate development projects for the full repayment of the loans in the fourth quarter of 2021, which would result in us foregoing the exercise of the purchase options. As such, the Company recorded a Loss on impairment during the three months ended September 30, 2021 to write-off the carrying amounts of the purchase options at September 30, 2021 totaling $4.4 million. See "Note 4 - Investment in Real Estate Loans" to the Condensed Consolidated Financial Statements for further information.
•Interest Expense. Interest expense decreased slightly due to a reduction in our weighted average interest rate, primarily due to the Convertible Notes Offering. This decline was partially offset by an increase in amortization of deferred financing costs, primarily related to the Convertible Notes Offering.
•Other Income, net. This increase is primarily due to the receipt of COVID-19 relief grants from certain jurisdictions in which we operate which were recorded as Other income during the three months ended September 30, 2021.
•Income Tax Expense. The Company recorded a $0.7 million income tax expense during the three months ended September 30, 2021 primarily attributable to current federal and state income taxes of our TRSs.

Comparison of the Nine Months Ended September 30, 2021 with the Nine Months Ended September 30, 2020

The following table contains key operating metrics for our total portfolio for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020 (dollars in thousands, except ADR and RevPAR).

	For the Nine Months Ended September 30,
	2021		2020		Dollar Change		Percentage Change
	Total Portfolio (73 hotels)	Same-Store Portfolio (72 hotels)	Total Portfolio (73 hotels)	Same-Store Portfolio (72 hotels)	Total Portfolio (73 hotels)	Same-Store Portfolio (72 hotels)	Total Portfolio (73 hotels)	Same-Store Portfolio (72 hotels)
Revenues:
Room	$235,761	$234,273	$171,067	$171,067	$64,694	$63,206	37.8%	36.9%
Food and beverage	4,656	4,641	5,760	5,760	(1,104)	(1,119)	(19.2)%	(19.4)%
Other	14,647	14,616	9,406	9,406	5,241	5,210	55.7%	55.4%
Total	$255,064	$253,530	$186,233	$186,233	$68,831	$67,297	37.0%	36.1%

Expenses:
Room	$52,320	$52,061	$42,340	$42,340	$9,980	$9,721	23.6%	23.0%
Food and beverage	3,000	2,986	4,890	4,890	(1,890)	(1,904)	(38.7)%	(38.9)%
Other hotel operating expenses	88,672	88,260	74,406	74,406	14,266	13,854	19.2%	18.6%
Total	$143,992	$143,307	$121,636	$121,636	$22,356	$21,671	18.4%	17.8%

Occupancy	61.4%	61.3%	43.6%	43.6%	n/a	n/a	40.9%	40.7%
ADR	$124.28	$124.02	$126.97	$126.97	$(2.69)	$(2.95)	(2.1)%	(2.3)%
RevPAR	$76.28	$76.02	$55.31	$55.31	$20.97	$20.71	37.9%	37.4%

Changes from the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020 were due to the following:

•Revenues. The increase in revenues was due to an improvement in our business that has been primarily driven by leisure travel in the first nine months of 2021 as COVID-19 cases began to decline following the administration of vaccines and government restrictions in many jurisdictions being eased or lifted. See "Industry Trends and Outlook - Effects of COVID-19 Pandemic on Our Business" for further information.
•RevPAR. The increase in RevPAR was due to an improvement in our business that has been primarily driven by leisure travel in the first nine months of 2021 as COVID-19 cases began to decline following the administration of vaccines and government restrictions in many jurisdictions being eased or lifted. See "Industry Trends and Outlook - Effects of COVID-19 Pandemic on Our Business" for further information.
•Expenses. The increase in expenses was driven by the increase in occupancy relative to the nine months ended September 30, 2020. The occupancy related increases have been partially offset by comprehensive cost reduction initiatives, including the reduction of labor and temporary elimination of certain services and amenities, at all hotels. Although revenues have begun to improve, we have maintained operating costs at lower levels than pre-pandemic periods.

The following table includes other consolidated income and expenses for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020 (dollars in thousands).

	For the Nine Months Ended September 30,
	2021	2020	Dollar Change	Percentage Change
Property taxes, insurance and other	$32,573	$34,171	$(1,598)	(4.7)%
Management fees	6,757	5,051	1,706	33.8%
Depreciation and amortization	79,776	82,147	(2,371)	(2.9)%
Corporate general and administrative	18,283	14,635	3,648	24.9%
Transaction costs	3,849	—	3,849	(1)
(Reversal of) provision for credit losses	(2,632)	2,530	(5,162)	(1)
Loss on impairment and write-off of assets	4,361	782	3,579	457.7%
Gain on disposal of assets, net	81	176	(95)	(54.0)%
Interest expense	32,567	32,665	(98)	(0.3)%
Other income, net	7,777	4,260	3,517	82.6%
Income tax expense	1,075	1,589	(514)	(32.3)%

(1)Not meaningful.

Changes from the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020 were due to the following:

•Property Taxes, Insurance and Other. This decrease is primarily due to a reduction in property taxes due to lower property tax assessments for 2021, which were based on our lower operating performance during 2020 as a result of the negative effects of the COVID-19 pandemic.
•Management Fees. The increase in management fees during the current period is primarily due to increased consolidated revenues as our business has experienced a steady improvement in performance during the nine months ended September 30, 2021.
•Depreciation and Amortization. This decrease is due to the effect of certain assets becoming fully amortized, offset partially by capital expenditures.
•Corporate General and Administrative. This increase is primarily due to higher incentive and other compensation costs.
•Transaction Costs. During the nine months ended September 30, 2021, we incurred costs of $2.1 million in transfer taxes and legal fees related to the contribution of six hotels to our joint venture. GIC, our joint venture partner, paid 49%, or $0.9 million, of the $1.8 million transfer tax which is reflected in non-controlling interest on our Condensed Consolidated Statement of Operations. We also recorded $1.7 million in transaction costs in pursuit of the acquisition of a company with a portfolio of hotel properties that ultimately was not consummated.
•(Reversal of) provision for credit losses. As of September 30, 2021, we reached an agreement with the borrowers of the mezzanine loans on two of the remaining real estate development projects for the full repayment of the loans in the fourth quarter of 2021. Accordingly, the Company reversed the $2.6 million allowance for credit losses related to these two loans during the nine months ended September 30, 2021. See "Note 4 - Investment in Real Estate Loans" to the Condensed Consolidated Financial Statements for further information.
•Loss on Impairment and Write-off of Assets. As of September 30, 2021, we reached an agreement with the borrowers of the mezzanine loans on two of the remaining real estate development projects for the full repayment of the loans in the fourth quarter of 2021, which would result in us foregoing the exercise of the purchase options. As such, the Company recorded a Loss on impairment during the nine months ended September 30, 2021 to write-off the carrying amounts of the purchase options at September 30, 2021 totaling $4.4 million. See "Note 4 - Investment in Real Estate Loans" to the Condensed Consolidated Financial Statements for further information.
•Gain on Disposal of Assets. The gain on disposal of assets, net for the nine months ended September 30, 2021 is due to the receipt of a legal settlement related to properties sold in a prior period and the sale of shuttle vans at certain of our hotel properties.
•Interest Expense. Interest expense decreased as a result of a reduction in our weighted average interest rate, primarily due to the Convertible Notes Offering. This decline was offset by an increase in amortization of deferred financing costs, primarily related to the Convertible Notes Offering.

•Other Income, net. This increase is primarily due to the interest income recorded on our mezzanine loans as a result of the interest payments made in connection with the loan amendments completed during the nine months ended September 30, 2021. See "Note 4 - Investment in Real Estate Loans" to the Condensed Consolidated Financial Statements for further information. The Company also received COVID-19 relief grants from certain jurisdictions in which we operate which were recorded as Other income during the nine months ended September 30, 2021.
•Income Tax Expense. The Company recorded a $1.1 million income tax expense during the nine months ended September 30, 2021 primarily attributable to current federal and state income taxes of our TRSs. The $1.6 million income tax expense recorded in the nine months ended September 30, 2020 included a $2.1 million discrete non-cash deferred income tax related to the establishment of valuation allowances against our TRS Lessees' deferred tax assets.

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

The following is a reconciliation of our GAAP net loss to FFO and AFFO for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share/unit amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(4,239)	$(35,775)	$(57,679)	$(104,537)
Preferred dividends	(3,750)	(3,710)	(11,168)	(11,128)
Premium on redemption of preferred stock	(2,710)	—	(2,710)	—
(Income) loss related to non-controlling interests in joint venture	(275)	1,159	3,020	4,049
Net loss applicable to common shares and common units	(10,974)	(38,326)	(68,537)	(111,616)
Real estate-related depreciation	25,773	27,388	79,421	81,802
Loss on impairment and write-off of assets	4,361	—	4,361	782
Gain on disposal of assets, net	—	(211)	(81)	(176)
Adjustments related to non-controlling interests in consolidated joint venture	(2,319)	(1,493)	(6,004)	(4,439)
FFO applicable to common shares and common units	16,841	(12,642)	9,160	(33,647)
(Reversal of) provision for credit losses (1)	(2,632)	—	(2,632)	2,530
Amortization of lease-related intangible assets, net	22	22	65	65
Amortization of deferred financing costs	1,115	643	3,239	1,655
Amortization of franchise fees	120	115	355	345
Equity-based compensation	1,892	1,517	5,861	4,958
Transaction costs	—	—	3,849	—
Debt transaction costs	17	65	160	336
Premium on redemption of preferred stock	2,710	—	2,710	—
Non-cash interest income	(262)	(757)	(779)	(2,297)
Non-cash lease expense, net	131	101	388	275
Casualty losses, net	627	117	781	407
Increase in deferred tax asset valuation allowance	—	—	—	2,058
Adjustments related to non-controlling interests in consolidated joint venture	(97)	(78)	(1,176)	(235)
Severance payments	—	91	—	91
AFFO applicable to common shares and common units	$20,484	$(10,806)	$21,981	$(23,459)
FFO per common share/common unit	$0.16	$(0.12)	$0.09	$(0.32)
AFFO per common share/common unit (2)	$0.19	$(0.10)	$0.21	$(0.22)
Weighted average diluted common shares/common units:
FFO and AFFO (3) (4)	105,265	104,375	105,282	104,302

(1)The adjustment for Provision for credit losses has been reclassified from the calculation of FFO applicable to common shares and common units to the calculation of AFFO applicable to common shares and common units for the nine months ended September 30, 2020 to conform to the current period presentation.
(2)AFFO for the three and nine months ended September 30, 2021 has not been adjusted for interest related to our Convertible Notes for purposes of calculating AFFO per common share/common unit because we intend to settle the principal portion of the Convertible Notes in cash and we did not include in the denominator of our calculation of AFFO per common share/common unit the potential dilutive effect of shares that would be issued if the principal portion of the Convertible Notes were converted into shares of our common stock.
(3)Includes common units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the common units are redeemable for cash or, at our election, shares of our common stock.
(4)The weighted average diluted common shares/common units used to calculate FFO and AFFO per common share/common unit for the three and nine months ended September 30, 2021 includes the dilutive effect of our outstanding restricted stock awards. These shares were excluded from our weighted average shares outstanding used to calculate net loss per share because they would have been antidilutive. The weighted average common shares/common units used to calculate FFO and AFFO per common share/common unit for the three and nine months ended September 30, 2021 exclude the potential dilution related to our Convertible Notes as we intend to settle the principal value of the Convertible Notes in cash.

A reconciliation of weighted average diluted common shares to non-GAAP weighted average diluted common shares/common units for FFO and AFFO is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average dilutive common shares outstanding	104,548	104,200	104,441	104,117
Dilutive effect of restricted stock awards	425	48	410	33
Dilutive effect of shares issuable upon conversion of convertible debt	23,978	—	23,012	—
Adjusted weighted dilutive common shares outstanding	128,951	104,248	127,863	104,150

Non-GAAP adjustment for dilutive effects of common units	133	175	151	185
Non-GAAP adjustment for dilutive effects of restricted stock awards	159	(48)	280	(33)
Non-GAAP adjustment for dilutive effect of shares issuable upon conversion of convertible debt	(23,978)	—	(23,012)	—
Non-GAAP weighted dilutive common shares/common units outstanding	105,265	104,375	105,282	104,302

AFFO applicable to common shares and common units increased $31.3 million for the three months ended September 30, 2021 compared to the same period of 2020 and $45.4 million for the nine months ended September 30, 2021 compared to the same period of 2020. These increases were due to an improvement in our business that has been primarily driven by leisure travel in the first nine months of 2021 as our business continues to recover from the negative effect of the COVID-19 pandemic. See "Industry Trends and Outlook - Effects of COVID-19 Pandemic on Our Business" for further information.

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

The following is a reconciliation of our GAAP net loss to EBITDA, EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(4,239)	$(35,775)	$(57,679)	$(104,537)
Depreciation and amortization	25,893	27,503	79,776	82,147
Interest expense	10,817	10,904	32,567	32,665
Interest income	(4)	(31)	(6)	(141)
Income tax expense (benefit)	695	(132)	1,075	1,589
EBITDA	33,162	2,469	55,733	11,723
Loss on impairment and write-off of assets	4,361	—	4,361	782
Gain on disposal of assets, net	—	(211)	(81)	(176)
EBITDAre	37,523	2,258	60,013	12,329
(Reversal of) provision for credit losses (1)	(2,632)	—	(2,632)	2,530
Amortization of lease-related intangible assets, net	22	22	65	65
Equity-based compensation	1,892	1,517	5,861	4,958
Transaction costs	—	—	3,849	—
Debt transaction costs	17	65	160	336
Non-cash interest income	(262)	(757)	(779)	(2,297)
Non-cash lease expense, net	131	101	388	275
Casualty losses, net	627	117	781	407
(Income) loss related to non-controlling interests in joint venture	(275)	1,159	3,020	4,049
Adjustments related to non-controlling interests in consolidated joint venture	(3,019)	(2,034)	(8,744)	(6,245)
Severance payments	—	91	—	91
Adjusted EBITDAre	$34,024	$2,539	$61,982	$16,498
(1)The adjustment for Provision for credit losses has been reclassified from the calculation of EBITDAre to the calculation of Adjusted EBITDAre for the nine months ended September 30, 2020 to conform to the current period presentation.

Adjusted EBITDAre increased $31.5 million for the three months ended September 30, 2021 compared to the same period of 2020 and $45.5 million for the nine months ended September 30, 2021 compared to the same period of 2020. These increases were due to an improvement in our business that has been primarily driven by leisure travel in the first nine months of 2021 as COVID-19 cases began to decline following the administration of vaccines and government restrictions in many jurisdictions being eased or lifted. See "Industry Trends and Outlook - Effects of COVID-19 Pandemic on Our Business" for further information.

Liquidity and Capital Resources

The effects of the COVID-19 pandemic have adversely affected our financial position and cash flows from operations. The COVID-19 pandemic has also significantly increased economic uncertainty and has led to disruption and volatility in the global capital markets. In addition, we have entered into modifications of our 2018 Senior Credit Facility, which restricts our ability to use advances on the $400 Million Revolver for certain purposes, however, we continue to be able to access the $400 Million Revolver to fund operations, in addition to other items. Additionally, certain factors may have an adverse effect on our ability to access certain capital sources, including our financial performance, degree of leverage, the value of our unencumbered hotel properties, borrowing restrictions imposed by lenders, volatility in the equity and debt capital markets and other market conditions. Financing may not be available to us, or on terms that are attractive to us.

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

On July 9, 2021, we acquired the 110-guestroom Residence Inn by Marriott in Steamboat Springs, CO for $33.0 million through our joint venture with GIC.

On August 12, 2021, the Company completed the offering of 4,000,000 Series F preferred shares for net proceeds of $96.6 million, after the underwriting discount and offering-related expenses of $3.4 million.

On September 4, 2021, the Company paid $75.0 million to redeem all 3,000,000 of its outstanding 6.45% Series D Cumulative Redeemable Preferred Stock at a redemption price of $25 per share plus accrued and unpaid dividends.

The remaining net proceeds from the Series F preferred share offering was used to repay $22.0 million of our senior debt.

Outstanding Indebtedness

Subsequent to quarter-end, at October 22, 2021, we had $200.0 million outstanding on our $200 Million Term Loan, $62.0 million outstanding on our 2017 Term Loan and $225.0 million outstanding on our 2018 Term Loan. Each of the credit facilities was supported by the 46 hotel properties included in the credit facility borrowing base and a pledge of the equity securities in each of the entities which own one of the 46 hotel properties, and the respective TRS Lessees. We also had $287.5 million of Convertible Notes outstanding.

Subsequent to quarter-end, at October 22, 2021, our subsidiary joint venture had $143.5 million outstanding under our Joint Venture Credit Facility, which included borrowings of $75.0 million on its $75 million term loan and $68.5 million on its $125 million revolving line of credit. The Joint Venture Credit Facility is secured primarily by a first priority pledge of the Borrower's equity interests in the subsidiaries that hold the five hotel borrowing base assets, and the related TRS entities, which wholly own the TRS lessees that lease each of the borrowing base assets. As of October 22, 2021, our subsidiary joint venture also owns seven hotel properties that are not collateral for the joint venture's senior unsecured credit facility (See Note 5 – Debt).

At September 30, 2021, we have scheduled debt principal amortization payments during the next twelve months totaling $4.0 million and no debt maturities. Currently, we have the capacity to pay these scheduled principal debt payments using cash on hand or draws under our $400 Million Revolver.

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

Our outstanding indebtedness requires us to comply with various financial and other covenants. At September 30, 2021, we are in compliance with all of the Company's loan agreements. On February 5, 2021, the Company entered into certain amendments of the 2018 Senior Credit Facility, the 2018 Term Loan and the 2017 Term Loan that give us full access to the $400 Million Revolver (subject to certain conditions), provide for financial covenant waivers through March 31, 2022, and modify certain financial covenant measures through December 31, 2023.

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

A summary of our gross debt at September 30, 2021 is as follows (dollars in thousands):

Lender	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Encumbered Properties		Principal Amount Outstanding
2018 Senior Credit Facility (1)
Deutsche Bank AG New York Branch
$400 Million Revolver	2.65% Variable	n/a	March 31, 2023	n/a		$—
$200 Million Term Loan	2.60% Variable	n/a	April 1, 2024	n/a		200,000
Total Senior Credit and Term Loan Facility						200,000

Joint Venture Credit Facility (2)
Bank of America, N.A.
$125 Million Revolver	2.55% Variable	n/a	October 8, 2023	n/a		68,500
$75 Million Term Loan	2.50% Variable	n/a	October 8, 2023	n/a		75,000
Total Joint Venture Credit Facility						143,500

Term Loans (1)
KeyBank National Association
Term Loan	2.70% Variable	n/a	November 25, 2022	n/a		62,000
KeyBank National Association
Term Loan	2.40% Variable	n/a	February 14, 2025	n/a		225,000

Convertible Notes	1.50% Fixed	n/a	February 15, 2026	n/a		287,500

Secured Mortgage Indebtedness
MetaBank	4.44% Fixed	25	July 1, 2027	3		45,352
KeyBank National Association	4.46% Fixed	30	February 1, 2023	3		18,671
	4.52% Fixed	30	April 1, 2023	3		19,151
	4.30% Fixed	30	April 1, 2023	3		18,484
	4.95% Fixed	30	August 1, 2023	2		33,358
Bank of the Cascades	2.08% Variable	25	December 19, 2024	1	(3)	8,024
	4.30% Fixed	25	December 19, 2024	—	(3)	8,024
Total Mortgage Loans						151,064
Total Debt				15		$1,069,064

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

We are exposed to interest rate risk through our variable-rate debt. We manage this risk primarily by managing the amount, sources, and duration of our debt funding and through the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage our exposure to known or expected cash payments related to our variable-rate debt. During the nine months ended September 30, 2021, the fair value of our interest rate swaps increased $9.8 million due to an increase in interest rate expectations.  Each interest rate swap fixes the interest rates on portions of our variable interest rate indebtedness and converts LIBOR from a floating rate to average fixed rates ranging from 1.98% to 2.93%.

Capital Expenditures

During the nine months ended September 30, 2021, we funded $10.7 million in capital expenditures at our hotel properties.  We anticipate spending an additional $4.3 million to $9.3 million on capital expenditures across our portfolio during the remainder of 2021 assuming a reasonable recovery in lodging demand occurs throughout the remainder of the year. We expect to fund these expenditures through a combination of cash on hand, working capital, borrowings under our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flows

	For the Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Net cash provided by (used in) operating activities	$50,289	$(21,391)	$71,680
Net cash used in investing activities	(51,880)	(27,355)	(24,525)
Net cash provided by financing activities	47,866	35,520	12,346
Net change in cash, cash equivalents and restricted cash	$46,275	$(13,226)	$59,501

Changes from the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 were due to the following:

•Cash provided by (used in) operating activities. This increase primarily resulted from an increase in net income of $44.8 million after adjusting for non-cash items, such as depreciation and amortization and gains on the sale of assets, and net changes in working capital of $26.9 million. The net changes in working capital were primarily due to decreases in accrued expenses during the nine months ended September 30, 2020 driven by reduced operating activity resulting from the negative effects of the COVID-19 pandemic. Accrued expenses increased during the nine months ended September 30, 2021 due to an increase in accruals at our hotel properties driven by an increase in operating activity as we recover from the COVID-19 pandemic. The overall increase is due to an improvement in our business that has been primarily driven by leisure travel in the first nine months of 2021 as COVID-19 cases began to decline following the administration of vaccines and government restrictions in many jurisdictions being eased or lifted.
•Cash used in investing activities. This increase in cash used in investing activities is primarily due to the acquisition of a hotel property during the nine months ended September 30, 2021 totaling $33.2 million, partially offset by a reduction in capital expenditures of $8.6 million. Capital expenditures were lower during the nine months ended September 30, 2021 compared with the same period for 2020 because much of the capital expenditures for the nine months ended September 30, 2020 were incurred early in the year prior to the COVID-19 pandemic, after which capital expenditures were reduced to preserve liquidity.
•Cash provided by financing activities. Cash provided by financing activities for the nine months ended September 30, 2021 was primarily the result of contributions from our joint venture partner of $101.7 million and net proceeds from the issuance of preferred stock of $96.6 million, partially offset by the redemption of preferred stock totaling $75.0 million, net repayments of debt of $32.4 million including the proceeds from the convertible debt offering which were used to partially repay the $400 Million Revolver and 2017 Term Loan, the purchase of capped call options related to our convertible debt offering of $21.1 million, debt financing fees of $9.1 million and dividend payments of $11.2 million. Cash provided by financing activities for the nine months ended September 30, 2020 was primarily the result of net borrowings of approximately $68.7 million. The net borrowings were partially offset by dividend payments of approximately $30.5 million and financing fees of $2.8 million during the nine months ended September 30, 2020.

Contractual Obligations

The following table outlines the timing of required payments related to our long-term debt and other contractual obligations at September 30, 2021 (in thousands):

	Payments Due By Period
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Debt obligations (1)	$1,069,064	$4,030	$496,454	$429,703	$138,877
Currently projected interest (2)	103,659	36,647	53,900	12,100	1,012
Lease obligations (3)	33,143	1,983	2,026	1,834	27,300
Purchase obligations (4)	7,551	7,551	—	—	—
Total	$1,213,417	$50,211	$552,380	$443,637	$167,189

(1)Amounts shown include amortization of principal and debt maturities.
(2)Interest payments on our variable rate debt have been estimated using the interest rates in effect at September 30, 2021, after giving effect to our interest rate swaps.
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

At September 30, 2021, we were party to four interest rate derivative agreements pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

Contract date	Effective Date	Expiration Date	Notional Amount
October 2, 2017	January 29, 2018	January 31, 2023	$100,000
October 2, 2017	January 29, 2018	January 31, 2023	100,000
June 11, 2018	September 28, 2018	September 30, 2024	75,000
June 11, 2018	December 31, 2018	December 31, 2025	125,000
			$400,000

At September 30, 2021, after giving effect to our interest rate derivative agreements, $830.5 million, or 78%, of our debt had fixed interest rates and $238.5 million, or 22%, had variable interest rates.  The percentage of debt with fixed rates increased during the first nine months of 2021 primarily as the result of the issuance of $287.5 million of fixed rate Convertible Notes (See "Note 5 - Debt" to the Condensed Consolidated Financial Statements). At December 31, 2020, after giving effect to our interest rate derivative agreements, $545.8 million, or 50%, of our debt had fixed interest rates and $555.7 million, or 50%, had variable interest rates. Taking into consideration our existing interest rate swaps an increase or decrease in interest rates of 1.0% would decrease or increase, respectively, our cash flows by approximately $2.4 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At September 30, 2021, we have scheduled debt principal amortization payments during the next twelve months totaling $4.0 million and no debt maturities.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: November 3, 2021	By:	/s/ Jonathan P. Stanner
Jonathan P. Stanner President, Chief Executive Officer and Director (principal executive officer)