Form 10-K
period 2021-12-31
Summit Hotel Properties, Inc.
filed 2022-02-23
CIK 1497645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

(512) 538-2300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	INN	New York Stock Exchange
6.25% Series E Cumulative Redeemable Preferred Stock, par value $0.01 per share	INN-PE	New York Stock Exchange
5.875% Series F Cumulative Redeemable Preferred Stock, par value $0.01 per share	INN-PF	New York Stock Exchange

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant’s as of June 30, 2021 was $962,001,344 based on the closing sale price of the registrant’s common stock on the New York Stock Exchange as of June 30, 2021.

As of February 11, 2022 the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 106,340,958.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A for its 2022 annual meeting of stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, are incorporated herein by reference into Part III, Items 10, 11, 12, 13 and 14.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2021
SUMMIT HOTEL PROPERTIES, INC.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “forecast,” “project,” “potential,” “continue,” “likely,” “will,” “would” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•the effects of the novel coronavirus (COVID-19) and its variants (the "Pandemic") and other infectious disease outbreaks;
•potential changes in operations as a result of regulations or changes in brand standards imposed in connection with, or changes in consumer behavior in response to, the Pandemic;
•financing risks, including the risk of leverage and the corresponding risk of default on our existing indebtedness and potential inability to refinance or extend the maturities of our existing indebtedness;
•default by borrowers to which we lend or provide seller financing;
•global, national, regional and local economic and geopolitical conditions;
•levels of spending for business, group and leisure travel, as well as consumer confidence;
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
•supply-chain disruption, which may reduce access to operating supplies or construction materials and increase related costs;
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
•the effect on our interest rates as LIBOR is replaced with the Secured Overnight Financing Rate ("SOFR") which may perform differently than LIBOR;
•our ability to effectively manage our joint venture with our joint venture partner;
•current and future changes to the IRC;
•our ability to manage inflationary pressures related to commodities, labor and other costs of our business as well as consumer purchasing power and overall behavior;
•our ability to continue to effectively enhance our Environmental, Social and Governance ("ESG") program to achieve expected social, environment and governance objectives and goals; and
•the other factors discussed in “Part I – Item 1A. – Risk Factors” in this report.

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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning primarily premium-branded, select-service hotels. At December 31, 2021, our portfolio consisted of 74 hotels with a total of 11,518 guestrooms located in 23 states. We own our hotels fee simple, except for four hotels which are subject to ground leases. As of December 31, 2021, we own 100% of the outstanding equity interests in 61 of 74 of our hotels. We own a 51% controlling interest in thirteen hotels through a joint venture.

Our joint venture (“Joint Venture”) was formed in July 2019 with GIC, Singapore’s sovereign wealth fund, to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the Joint Venture and intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Joint Venture intends to finance assets with an anticipated 50% overall leverage target. The Company earns fees for providing services to the Joint Venture and will have the potential to earn incentive fees based on the Joint Venture achieving certain return thresholds. As of December 31, 2021, the Joint Venture owns thirteen hotel properties.

As of December 31, 2021, 90% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 96% were located within the top 100 MSAs and all of our hotel guestrooms operated under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”) and InterContinental® Hotels Group (“IHG”). Our hotels are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, universities, and leisure attractions.

In January 2022, we significantly expanded the size of our portfolio with the acquisition of 26 hotel properties, containing an aggregate of 3,533 guestrooms, and two parking structures, containing 1,002 spaces for an aggregate purchase price of $766.0 million from NewcrestImage (the "NCI Transaction"). As part of the same portfolio purchase, we expect to complete the purchase of one additional hotel, the 176-guestroom Canopy by Hilton New Orleans (the “Canopy New Orleans”) upon completion of its construction, which is expected to occur during the first quarter of 2022, for a purchase price of $56.0 million. The portfolio acquisition was completed through our Joint Venture. For additional information, see our Current Report on Form 8-K filed on January 14, 2022.

As of February 11, 2022, including the NCI Transaction, our portfolio consisted of 100 hotels with a total of 15,051 guestrooms located in 24 states. We own our hotels fee simple, except for five hotels which are subject to ground leases. As of February 11, 2022, we own 100% of the outstanding equity interests in 61 of 100 of our hotels. As of February 11, 2022, we own a 51% controlling interest in 39 hotels through a joint venture. As of February 11, 2022, 86% of our guestrooms were located in the top 50 MSAs and 91% were located within the top 100 MSAs.

Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership, Summit Hotel OP, LP (the “Operating Partnership”). Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At December 31, 2021, we owned, directly and indirectly, approximately 99.9% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding Series E and Series F preferred units of limited partnership interest. Pursuant to the Operating Partnership’s partnership agreement, we have full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership, including the ability to cause the Operating Partnership to enter into certain major transactions including acquisitions, dispositions and refinancings, to make distributions to partners and to cause changes in the Operating Partnership’s business activities.

As of February 11, 2022, including the NCI Transaction, we owned, directly or indirectly, approximately 87.3% of the outstanding Common Units. An unrelated third party owns all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units (Liquidation preference $25 per unit) of the Operating Partnership ("Series Z Preferred Units"). We refer to units of limited partnership interests of our Operating Partnership as "Preferred Units."

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

Business Strategy

Our portfolio consists of premium-branded hotels in favorable locations with efficient operating models. Our approach to creating value includes the following:

•Selectively allocate capital which includes, among other things, capital investment, growth initiatives and other strategic transactions, such as the NCI Transaction, which was completed in January 2022;
•Evolving our portfolio by selling assets with lower operating margins, RevPAR growth opportunities or risk-adjusted return profiles and purchasing assets with higher operating margins, RevPAR growth opportunities or risk-adjusted return profiles; and
•Intensive asset management.

The Pandemic and the restrictions implemented in response to the Pandemic had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline during the year ended December 31, 2020 in all forms of travel, both domestic and international, and a significant decline in hotel demand. These conditions resulted in a substantial decline from pre-Pandemic levels in our revenues, profitability and cash flows from operations. During the twelve months ended December 31, 2021, we experienced significant improvement in our business in comparison to the period early in the Pandemic, driven primarily by leisure travel and to a lesser extent modest improvement in other demand segments; however, we are still recovering to attain pre-Pandemic financial and operating performance levels. Industry expectations are for continued improvement in operating results as the effects of the Pandemic moderate. See "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of Pandemic on Our Business" for further information.

We expect that when we are able to return to pre-Pandemic operational and financial performance levels, our strategy will enable us to continue to create long-term value. The key elements of our strategy that we believe will allow us to create long-term value include the following:

Focus on Premium-Branded Hotels with Efficient Operating Models. We focus on hotels with efficient operating models that are primarily in the Upscale segment of the lodging industry, as defined by Smith Travel Research ("STR"). We believe that our focus on this segment provides us the opportunity to achieve strong, risk-adjusted returns across multiple lodging cycles for several reasons, including:

•RevPAR Growth.  We believe that our hotels are positioned for long-term demand growth as travel recovers to levels more in-line with pre-Pandemic demand and the effects of the Pandemic diminish.

•Stable Cash Flow Potential.  Our hotels are generally operated with fewer employees than full-service hotels that offer more amenities including more extensive food and beverage options; when coupled with our premium market share, we have been able to generate higher operating margins and cash flows with less volatility.

•Broad Customer Base.  Our target brands deliver consistently high-quality hotel accommodations with value-oriented pricing that we believe appeals to a wide range of customers, including business, group and leisure travelers. We believe that our hotels are particularly popular with frequent travelers who seek to stay in hotels operating under Marriott, Hilton, Hyatt, or IHG brands, which offer strong loyalty rewards programs.

•Enhanced Diversification and Lower Capital Requirements.  Premium-branded hotels with efficient operating models generally require less capital to acquire, build, or maintain on an absolute and a per-key basis, than hotels in the Upper-Upscale and Luxury segments of the industry. As a result, we can diversify our investment capital into ownership of a larger number of hotels than we could in the Upper-upscale or Luxury segments.

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

External Growth Through Acquisitions.  We intend to continue to opportunistically grow through acquisitions of existing lodging facilities either through wholly owned or joint venture structures using a disciplined approach, while maintaining a prudent capital structure. We generally target lodging facilities with efficient operating models that meet one or more of the following acquisition criteria:

•potential for strong risk-adjusted returns and are located in the top 50 MSAs and other select destination markets;
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
•can be acquired at a discount to replacement cost; and
•provide an opportunity to add value through operating efficiencies, revenue management and asset management expertise, repositioning, renovating or rebranding.

Strategic Hotel Sales.  We strive to maximize our return on invested capital and we periodically review our hotels to determine if any significant changes to markets or our hotels have occurred or are anticipated to occur that would warrant the sale of a hotel or hotels.  We intend to continue to pursue a disciplined capital allocation strategy designed to maximize the value of our investments by selectively selling hotel properties that we believe are no longer consistent with our investment strategy or whose returns on invested capital appear to have been maximized. To the extent that we sell hotel properties, we may redeploy the capital into acquisition and capital investment opportunities that we believe have the potential to generate better risk-adjusted returns, or we may repay outstanding indebtedness. We also expect to generate these improvements in returns with our proactive asset management approach and by investing in our hotels to enhance their quality and attractiveness, increase their long-term value and generate more favorable returns on our invested capital.

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

Our Financing Strategy

We rely on cash generated through operations, working capital, borrowings under our senior revolving and term loan facility (the "2018 Senior Credit Facility"), term debt, repayment of notes receivable, proceeds from the issuance of common and preferred securities, the strategic sale of hotels, contributions from our Joint Venture partner, and the release of restricted cash upon satisfaction of the usage requirements to finance our business. We may also issue Common Units or preferred units of the Operating Partnership in connection with acquisitions.

The 2018 Senior Credit Facility is comprised of a $400.0 million revolver (the "$400 Million Revolver") and a $200.0 million term loan facility (the $200 Million Term Loan"). We have obtained certain financial covenant waivers from our senior credit facility lenders through March 31, 2022 and we have obtained certain modifications to financial covenant measures through December 31, 2023. The covenant waivers, subject to certain conditions, will make the full capacity under the 2018 Senior Credit Facility available to us during those time periods to provide adequate liquidity to execute our business plan and pursue external growth opportunities. Our Joint Venture also operates with borrowings under a $200 million credit facility (the "Joint Venture Credit Facility"). The Joint Venture Credit Facility is comprised of a $125.0 million revolving credit facility (the “$125 Million Revolver”) and a $75.0 million term loan (the “$75 Million Term Loan”). We have obtained certain financial covenant waivers from our Joint Venture Credit Facility lenders through March 31, 2022 and we have obtained certain modifications to financial covenant measures through December 31, 2023. The amendments to the Joint Venture Credit facility confirmed that our Joint Venture could make additional advances on the $125 Million Revolver, subject to certain financial covenant limitations.

Our long-term leverage approach is to maintain conservative debt levels with high coverage ratios to allow us the flexibility to withstand various economic cycles and to position us for growth when accretive opportunities arise.

Our debt includes, and may include in the future, debt secured by stock pledges, mortgage debt secured by hotels and unsecured debt.  As of December 31, 2021, we had $1.1 billion in outstanding indebtedness, including $143.5 million under the Joint Venture Credit Facility.

When purchasing hotel properties, subject to restrictions contained in the 2018 Senior Credit Facility, our $225 million term loan facility dated February 15, 2018 (the "2018 Term Loan"), and our $225 million term loan facility dated September 26, 2017 (the "2017 Term Loan"), the Operating Partnership may issue Common Units or Preferred Units as full or partial consideration to sellers who may be interested in taking advantage of the opportunity to defer taxable gains on the sale of a property or participate in the potential appreciation in the value of our common stock.

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

Seasonality

Certain segments of the hotel industry are seasonal in nature. The current trend in our business is for business and leisure travelers to occupy hotels relatively consistently throughout the year, but decreases in business travel occur during summer and the winter holidays.  The hotel industry is also seasonal based upon geography.  Hotels in the southern U.S. tend to have higher occupancy rates during the winter months.  Hotels in the northern U.S. tend to have higher occupancy rates during the summer months.

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

Human Capital Resources

As of February 11, 2022, we had 63 corporate employees. None of our corporate employees are represented by a labor union or covered by a collective bargaining agreement. All persons employed in the day-to-day operations of the hotels are employees of our third-party independent management companies engaged by our TRS lessees or their subsidiaries to operate such hotels.

We have implemented COVID-19 protection protocols in order to minimize the spread of COVID-19 in our corporate office. All of our employees have received training on these protocols, and are required to sign an acknowledgement of such protocols.

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

We are committed to maintaining a work culture that treats all employees fairly and with respect, promotes inclusivity and provides equal opportunities for advancement based on merit. Of the 63 corporate employees employed by us at February 11, 2022, females constituted approximately 46.0% of our workforce, and ethnic and racial minorities constituted approximately 17.5% of our workforce. We intend to continue using a combination of targeted recruiting, talent development and internal promotion strategies to expand the diversity of our employee base across all roles and functions.

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
•Risks related to the management of our Joint Venture
•Risks related to inflation

Risks Related to the Lodging Industry

•Risks related to the outbreak of the Coronavirus and its variants, or an outbreak of other highly infectious or contagious diseases
•Risks related to adverse changes in economic conditions
•Risks related to competition from other hotels and alternative accommodations
•Risks inherent to the ownership of hotels and the markets in which we operate
•Risks related to hotel development and other capital expenditures
•Risks related to changes in consumer trends and preferences

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

Risks Related to Our Status as a REIT

•Risks related to compliance with REIT regulations
•Risks related to our TRS structure, including increased tax liabilities and operating costs
•Risks that transactions with our TRSs are not conducted on arm’s-length terms
•Risks that hotel management companies may not qualify as “eligible independent contractors,” or our hotels may not be considered “qualified lodging facilities”
•Risks that the 100% prohibited transactions tax may limit our ability to dispose of our properties
•Risks related to adverse legislative or regulatory tax changes
•Risks related to our REIT distribution requirements
•Risks that our Operating Partnership could be treated as a publicly traded partnership taxable as a corporation for federal income tax purposes
•Risks that stockholders may be restricted from acquiring or transferring certain amounts of our stock
•Risks that the IRS could determine that certain payments we have received in the nature of liquidated damages may not be ignored for purposes of the gross income tests applicable to REITs

Risks Related to Environmental, Social and Governance Factors

•Risks related to uninsured and underinsured losses
•Risks related to organized labor
•Risks related to our ESG program

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

The Pandemic has materially adversely affected and may continue to materially adversely affect our financial position and results of operations. We anticipate that continued improvement in operating trends will be dependent on continued growth in leisure travel and a recovery of business and group travel. More broadly, a return to normalized levels of operations is dependent upon the dissipation of concerns related to COVID-19 and its variants, continued easing of government restrictions and guidance, restoration of consumer confidence, and a recovery in corporate and overall travel-related demand. See additional risk factor discussion below related to the Pandemic.

Our expenses may not decrease if our revenue decreases.

Many of the expenses associated with owning and operating hotels, such as debt service payments, property taxes, insurance, utilities, and certain employee compensation costs are relatively fixed. They do not necessarily decrease directly with a reduction in revenue at the hotels and may be subject to increases that are not related to the performance of our hotels or the increase in the rate of inflation. Also, as of December 31, 2021, four of our hotels are subject to third-party ground leases which generally require periodic increases in rent payments. Our ability to pay these rents could be adversely affected if our hotel revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases.

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

From time to time, we structure asset sales for possible inclusion in like-kind exchanges within the meaning of Section 1031 of the IRC. The ability to complete a like-kind exchange depends on many factors, including, among others, identifying and acquiring suitable replacement property within limited time periods, and the ownership structure of the properties being sold and acquired.  Therefore, we are not always able to sell an asset as part of a like-kind exchange. When successful, a like-kind exchange enables us to defer the taxable gain on the asset sold. Our inability to defer the taxable gain resulting from the sales of certain hotel properties, could adversely affect our financial position, results of operations, and cash flows or the market price of our stock. Moreover, Section 1031 Exchanges now only apply to real property and do not apply to any related personal property transferred with the real property. As a result, any appreciated personal property that is transferred in connection with a Section 1031 Exchange of real property will cause gain to be recognized, and such gain is generally treated as non-qualifying income for the REIT 95% and 75% gross income tests. Any such non-qualifying income could have an adverse effect on our REIT status.

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
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of hotels, into our existing operations; and
•the negative effect of the Pandemic on our financial performance and the uncertainty related to the recovery of our business to levels in-line with our long-term performance.

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

As of December 31, 2021, Aimbridge Hospitality or its affiliates (“Aimbridge”) managed 35 of our 74 hotels.  Following the completion of the NCI Transaction, as of February 11, 2022, Aimbridge manages 61 of our 100 hotels. Thus, a substantial portion of our revenues is generated by hotels managed by Aimbridge.  This significant concentration of operational risk in one hotel management company makes us more vulnerable economically than if our hotel management was more evenly diversified among several hotel management companies. Any adverse developments in Aimbridge's business, financial strength or ability to operate our hotels efficiently and effectively could have a material adverse effect on our results of operations. We cannot provide assurance that Aimbridge will satisfy its obligations to us or effectively and efficiently operate our hotel properties. The failure or inability of Aimbridge to satisfy its obligations to us or effectively and efficiently operate our hotel properties could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Our hotels may be clustered geographically increasing business risks based on adverse market conditions.

Our hotels are primarily located in the top 50 MSAs and 96% are located within the top 100 MSAs. In certain regions, we have hotel properties that are concentrated geographically, which may increase business risks based on adverse market conditions. Adverse market developments in a particular region, which themselves may become more frequent and severe due to climate change, could adversely affect hotel demand and rates. Also, adverse market developments caused by increased capacity in a region in which we are located could adversely affect rates or demand for our hotel properties due to increased competition. These conditions could have a material adverse effect on our profitability and cash generation.

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

Generally, our mortgage debt carries maturity dates or call dates such that the loans become due prior to their full amortization.  It may be difficult to refinance or extend the maturity of such loans on terms acceptable to us, or at all, and we may not have sufficient borrowing capacity on our 2018 Senior Credit Facility to repay any amounts that we are unable to refinance.  Although we believe that we will be able to refinance or extend the maturity of these loans, or will have the capacity to repay them, if necessary, using draws under our 2018 Senior Credit Facility, there can be no assurance that our 2018 Senior Credit Facility will be available to repay such maturing debt, as draws under our 2018 Senior Credit Facility are subject to certain use restrictions and limitations based upon our unencumbered assets and certain financial covenants.

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

These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. Our ability to comply with financial and other covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders could exercise their remedies available under the terms of the loan agreements, which could include accelerating outstanding debt to be immediately due and payable. If we were unable to repay or refinance the accelerated debt, the lenders could proceed against any assets pledged to secure that debt, including foreclosing on equity pledges or foreclosing on or requiring the sale of our hotels, and the proceeds from the sale of these assets may not be sufficient to repay such debt in full.

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Secured debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in any hotel subject to mortgage debt or equity pledges.

All of our long-term debt existing as of December 31, 2021 is secured by mortgages on our hotel properties and related assets or pledges of the equity in our hotel-ownership and TRS lessee subsidiaries or both. Incurring mortgages, equity pledges and other secured debt obligations increases our risk of property losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the hotels securing such loans or of the entities whose equity is pledged to secure such loans, which would include a loss of all of such entity's assets. For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the IRC. We may assume or incur new mortgage or other secured indebtedness on the hotels and entities in our portfolio or hotels and entities that we acquire in the future. Any default under any one of our secured debt obligations may increase the risk of our default on our other indebtedness.

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

In addition, certain of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives. Our lenders no longer make new LIBOR-based loans, and LIBOR tenors relevant to us will no longer be available after June 30, 2023. The transition from LIBOR to SOFR or another benchmark interest rate will result in a different calculation of our variable interest rates that are currently indexed to LIBOR. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

See “Part II — Item 7A. — Quantitative and Qualitative Disclosures about Market Risk.”

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

We hedge our interest rate exposure to manage our exposure to interest rate volatility, however, such arrangements may adversely affect us.

We have entered into four interest rate swaps having an aggregate notional amount of $400.0 million at December 31, 2021, to hedge against interest rate increases on certain of our outstanding variable-rate indebtedness. In the future, we may manage our exposure to interest rate volatility by using hedging arrangements, such as interest rate swaps, caps, and collars. Hedging arrangements involve the risk that the arrangement may fail to protect or adversely affect us because, among other things:

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

As a result of any of the foregoing, our hedging transactions, which are intended to limit losses and exposure to interest rate volatility, could adversely affect our financial position, results of operations, and cash flows or the market price of our stock. At December 31, 2021, our interest rate swaps were in a liability position totaling $15.7 million (see "Part II – Item 8. – Financial Statements and Supplementary Data – Note 8 – Derivative Financial Instruments and Hedging").

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

All of our third-party property managers carry cyber insurance policies to protect and offset a portion of potential costs that may be incurred from a security breach. Additionally, we currently have cyber insurance policies to provide supplemental coverage above the coverage carried by our third-party managers. Despite various precautionary steps to protect our hotels from losses resulting from cyber-attacks, any occurrence of a cyber-attack could still result in losses at our properties, which could affect our results of operations. We have not experienced any cyber incidents that we believe to be material or that could have a material adverse effect on the business, financial condition and results of operations of the Company.

Any of these items could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Joint venture investments could be adversely affected by a lack of sole decision-making authority with respect to such investments, disputes with joint venture partners and the financial condition of joint venture partners.

We have in the past and may in the future enter into strategic joint ventures, including the Joint Venture, with unaffiliated investors to acquire, develop, improve or dispose of hotels, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. We may not have sole decision-making authority with respect to these investments, and as a result we may not be able to take actions which are in the best interest of our stockholders.  Further, disputes between us and our joint venture partners may result in litigation or arbitration which could increase our expenses and prevent our officers and directors from focusing their time and effort on our business and could result in subjecting the hotels owned by the applicable joint venture to additional risks.

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

Inflation may affect consumer confidence which could dampen consumer demand for lodging, and may increase our operating costs, resulting in a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business is generally correlated to certain macroeconomic trends. The U.S. economy has experienced the highest rate of inflation during the year ended December 31, 2021 than in the past 40 years. Increasing inflation could adversely affect consumer confidence, which could reduce consumer purchasing power and demand for lodging. Additionally, an increased rate of inflation will cause our operating and renovation costs to increase. These conditions could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

Risks Related to the Lodging Industry

The outbreak of any highly infectious or contagious diseases, could adversely affect the number of guests visiting our hotel properties and disrupt our operations, resulting in a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business is sensitive to the willingness and ability of our customers to travel. The outbreak of any highly infectious or contagious diseases, such as COVID-19 and its variants, may result in decreases in travel to and from, and economic activity in, areas in which we operate, and may adversely affect the number of guests that visit our hotel properties. The spread of highly infectious or contagious diseases could cause severe disruptions in air and other forms of travel that reduce the number of guests visiting our hotel properties. This could disrupt our operations and we could experience a material adverse effect on our business, financial condition, results of operations and cash flows. The Pandemic has had a material adverse effect on our operations and financial performance. Management cannot predict the extent to which disruptions in travel as a result of infectious disease outbreaks, such as COVID-19 and its variants, will continue to have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Pandemic has disrupted and may further disrupt our business, which could further materially adversely affect our operations, financial position and results of operations.

The Pandemic has materially adversely affected and may continue to materially adversely affect our financial position and results of operations. The extent to which the Pandemic will affect our business, liquidity, financial condition, and results of operations, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; the negative effect on the domestic and global economies; the short and long-term effects on the demand for guestrooms and levels of consumer confidence; the short and long-term effects on business travel or group demand for guestrooms; our ability to successfully mitigate the effects caused by the pandemic; government action, including restrictions on travel; increased unemployment; access to labor; and reductions in business and consumer discretionary spending. It is possible that the Pandemic could also cause further disruptions in our supply-chain which may cause an increase in renovation and operating costs, including the availability of and our access to labor. Supply-chain disruptions could also limit our access to critical operating supplies. Regardless of the extent or duration of the Pandemic, the perceived risk of infection or health risk may adversely affect consumer confidence, which will adversely affect our business, liquidity, financial condition and results of operations. We have been and could continue to be adversely affected by government restrictions mandated as a result of the Pandemic. We are unable to predict when restrictive measures may be reduced or eliminated or how quickly our operations will return to pre-Pandemic levels after the restrictive measures are reduced or eliminated.

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

Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. Our franchisors also require periodic capital improvements as a condition of keeping the franchise licenses. In addition, lenders and hotel management companies may require that we set aside annual amounts for capital improvements to our assets. These capital improvements and replacements may give rise to the following risks:

•possible environmental problems;
•construction cost overruns and delays, including the effect of supply-chain disruptions;
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

In addition, because we are a holding company, stockholders’ claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries, including the Convertible Notes (defined below under Part II. - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management’s Actions in Response to the Effects of the Pandemic on Our Operations - Financial Measures and Liquidity). Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

We own approximately 99.9% of the Common Units in the Operating Partnership, all of the issued and outstanding 6.25% Series E Cumulative Redeemable Preferred Units of the Operating Partnership (“Series E Preferred Units”), and all of the issued and outstanding 5.875% Series F Cumulative Redeemable Preferred Units of the Operating Partnership ("Series F Preferred Units"). An unrelated third party owns all of the issued and outstanding Series Z Preferred Units that were issued in January 2022 as part of the NCI Transaction. Any future issuances by our Operating Partnership of additional Common Units or Preferred Units could reduce our ownership percentage in our Operating Partnership. Because our common stockholders do not directly own any Common Units or Preferred Units, they will not have any voting rights with respect to any such issuances or other partnership-level activities of the Operating Partnership.

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

Our common stock trades on the NYSE under the symbol “INN,” our 6.25% Series E Cumulative Redeemable Preferred Stock trades on the NYSE under the symbol “INN-PE,” and our 5.875% Series F Cumulative Redeemable Preferred Stock trades on the NYSE under the symbol "INN-PF." In order for our securities to remain listed, we are required to meet the continued listing requirements of the NYSE or, in the alternative, any other nationally-recognized exchange to which we apply. We may be unable to satisfy those listing requirements, and there is no guarantee our securities will remain listed on a nationally-recognized exchange. If our securities are delisted from the NYSE or another nationally-recognized exchange, we could face significant material adverse consequences, including:

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
•our issuances of common stock, preferred stock, convertible notes or other securities in the future;
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

Sales of substantial amounts of shares of our common stock or preferred stock in the public market, or upon exchange of Common Units or exercise of any equity awards, or the perception that such sales might occur, could adversely affect the market price of our common stock and preferred stock. As of February 11, 2022, a total of 15,439,291 Common Units are redeemable and may in the future be converted into shares of our common stock on a one-for-one basis and sold into the public market. Of the outstanding Common Units, 124,797 are currently redeemable, and 15,314,494 will become redeemable on or before July 14, 2022. The exchange of Common Units for common stock, the vesting of any equity-based awards granted to certain directors, executive officers and other employees under the 2011 Equity Incentive Plan which was amended and restated effective May 13, 2021 (as amended and restated, the “Equity Plan”), the issuance of our common stock or Common Units in connection with hotel, portfolio or business acquisitions and other issuances of our common stock or Common Units could have an adverse effect on the market price of the shares of our common stock.

We may execute future offerings of debt securities, which would be senior to our common and preferred stock upon liquidation, and issuances of equity securities (including Common Units).

In the future we may offer debt securities and issue equity securities, including convertible notes, Common Units, preferred stock or other preferred shares that may be senior to our common stock for purposes of dividend distributions or upon liquidation. Upon liquidation, holders of our debt securities and our preferred shares will receive distributions of our available assets prior to the holders of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against us offering senior debt or equity securities. Therefore, additional common share issuances, directly or through convertible or exchangeable securities (including Common Units), warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of our common stock. In addition, new issues of preferred stock could have a preference on liquidating distributions and a preference on dividend payments that could limit our ability to pay a dividend or make another distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of future issuances. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interest in us.

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

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation and we could experience a reduction in the price of our stock. We cannot predict the long-term effect of any recent changes or any future law changes on REITs and their stockholders. In addition, several proposals have been made that would make substantial changes to the federal income tax laws generally. We cannot predict whether any of these proposed changes will become law.

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

Risks Related to Environmental, Social and Governance Factors

We could incur uninsured and underinsured losses.

We intend to maintain comprehensive insurance on our hotels, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by owners of hotels similar to our hotels. Various types of catastrophic losses which can be exacerbated by climate change, such as hurricanes, floods and droughts, or other losses caused by earthquakes, acts of terrorism, data breaches, losses related to business disruption from disputes with franchisors, losses related to business disruption caused by the Pandemic, or losses from customer litigation, may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not be sufficient to cover the operating loss or the full market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the asset. Loan covenants, inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate an asset after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotels.

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

Our ESG program may be ineffective in meeting stakeholder expectations with respect to goals and objectives related to environmental, climate change, social and governance matters.

We established our Corporate Responsibility program in 2017 to take positive actions to meet our responsibility to be more sustainable, inclusive and equitable and to address increasing investor and societal concern related to climate change, social justice and governance matters. These matters may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment or to address increasing pervasive social equity concerns. Increased compliance costs and expenses due to increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with the operations of our hotel properties and the Company. The effects of legal or regulatory initiatives to address climate change and social equity could have a long-term adverse impact on our business and results of operations. In addition, from time to time we establish and publicly announce goals and commitments with respect to our sustainability programs and initiatives. If we and our brand and property management partners fail to properly establish, fail to achieve, or fail to adequately report on our progress toward achieving our sustainability goals and commitments, the resulting negative publicity could adversely affect consumer preference for our hotel properties.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.        Properties.

Our Portfolio

A list of our hotel properties as of December 31, 2021 is included in the table below.  According to current chain scales as defined by STR, as of December 31, 2021, three of our hotel properties with a total of 400 guestrooms are categorized as Upper-upscale hotels, 61 of our hotel properties with a total of 9,647 guestrooms are categorized as Upscale hotels and 10 of our hotel properties with a total of 1,471 guestrooms are categorized as Upper-midscale hotels.  Hotel information for the year ended December 31, 2021 is as follows:

Franchise/Brand	Location	STR Chain Scale	Number of Guestrooms
Marriott
AC Hotel by Marriott(1)	Atlanta, GA	Upscale	255
Courtyard by Marriott(1)	Indianapolis, IN	Upscale	297
Courtyard by Marriott(1)	Fort Lauderdale, FL	Upscale	261
Courtyard by Marriott(1)	Nashville, TN	Upscale	226
Courtyard by Marriott(1)	New Haven, CT	Upscale	207
Courtyard by Marriott(1)	Fort Worth, TX	Upscale	203
Courtyard by Marriott(1)	New Orleans (Convention), LA	Upscale	202
Courtyard by Marriott(4)	Pittsburgh, PA	Upscale	183
Courtyard by Marriott(1)	Charlotte, NC	Upscale	181
Courtyard by Marriott(1)	Atlanta (Decatur), GA	Upscale	179
Courtyard by Marriott(4)	Phoenix (Scottsdale), AZ	Upscale	153
Courtyard by Marriott(1)	New Orleans (Metairie), LA	Upscale	153
Courtyard by Marriott(1)	Atlanta (Downtown), GA	Upscale	150
Courtyard by Marriott(1)	New Orleans (French Quarter), LA	Upscale	140
Courtyard by Marriott(1)	Kansas City, MO	Upscale	123
Courtyard by Marriott(1)	Dallas (Arlington), TX	Upscale	103
Fairfield Inn & Suites by Marriott(2)	Louisville, KY	Upper-midscale	140
Four Points by Sheraton(2)	San Francisco, CA	Upscale	101
Marriott(1)	Boulder, CO	Upper-upscale	165
Residence Inn by Marriott(4)	Portland (Downtown), OR	Upscale	258
Residence Inn by Marriott(1)	Baltimore (Downtown), MD	Upscale	189
Residence Inn by Marriott(1)	Cleveland, OH	Upscale	175
Residence Inn by Marriott(1)	Atlanta, GA	Upscale	160
Residence Inn by Marriott(1)	Boston (Watertown), MA	Upscale	150
Residence Inn by Marriott(1)	Baltimore (Hunt Valley), MD	Upscale	141
Residence Inn by Marriott(2)(3)	Portland (Portland Airport at Cascade Station), OR	Upscale	124
Residence Inn by Marriott(4)	Portland (Hillsboro), OR	Upscale	122
Residence Inn by Marriott(1)	New Orleans (Metairie), LA	Upscale	120
Residence Inn by Marriott(4)	Steamboat Springs, CO	Upscale	110
Residence Inn by Marriott(1)	Branchburg, NJ	Upscale	101
Residence Inn by Marriott(1)	Dallas (Arlington), TX	Upscale	96
SpringHill Suites by Marriott(1)	New Orleans, LA	Upscale	208
SpringHill Suites by Marriott(2)	Louisville, KY	Upscale	198
SpringHill Suites by Marriott(1)	Indianapolis, IN	Upscale	156
SpringHill Suites by Marriott(4)	Phoenix (Scottsdale), AZ	Upscale	121
SpringHill Suites by Marriott(1)	Nashville, TN	Upscale	78
Total Marriott (36 hotel properties)			5,929

Franchise/Brand	Location	STR Chain Scale	Number of Guestrooms
Hilton
DoubleTree(1)	San Francisco, CA	Upscale	210
Embassy Suites(4)	Tucson, AZ	Upper-upscale	120
Hampton Inn & Suites(2)	Minneapolis, MN	Upper-midscale	211
Hampton Inn & Suites(1)(3)	Austin, TX	Upper-midscale	209
Hampton Inn & Suites(4)	Tampa (Ybor City), FL	Upper-midscale	138
Hampton Inn & Suites(1)	Baltimore, MD	Upper-midscale	116
Hampton Inn & Suites(1)	Ventura (Camarillo), CA	Upper-midscale	116
Hampton Inn & Suites(1)	San Diego (Poway), CA	Upper-midscale	108
Hampton Inn & Suites(4)	Silverthorne, CO	Upper-midscale	88
Hilton Garden Inn(1)	Houston (Energy Corridor), TX	Upscale	190
Hilton Garden Inn(1)(3)	Houston (Galleria), TX	Upscale	182
Hilton Garden Inn(4)	San Francisco, CA	Upscale	169
Hilton Garden Inn(4)	San Jose (Milpitas), CA	Upscale	161
Hilton Garden Inn(1)	Boston (Waltham), MA	Upscale	148
Hilton Garden Inn(1)	Greenville, SC	Upscale	120
Hilton Garden Inn(1)	Minneapolis (Eden Prairie), MN	Upscale	97
Homewood Suites(4)	Aliso Viejo (Laguna Beach), CA	Upscale	129
Homewood Suites(2)(4)	Tucson, AZ	Upscale	122
Total Hilton (18 hotel properties)			2,634
Hyatt
Hyatt House(1)	Orlando, FL	Upscale	168
Hyatt House(1)	Miami, FL	Upscale	163
Hyatt House(2)	Denver (Englewood), CO	Upscale	135
Hyatt Place(1)	Minneapolis, MN	Upscale	213
Hyatt Place(1)	Chicago (Downtown), IL	Upscale	206
Hyatt Place(2)	Phoenix (Mesa), AZ	Upscale	152
Hyatt Place(2)	Chicago (Lombard), IL	Upscale	151
Hyatt Place(2)	Orlando (Convention), FL	Upscale	150
Hyatt Place(2)	Orlando (Universal), FL	Upscale	150
Hyatt Place(1)(3)	Portland (Portland Airport/Cascade Station), OR	Upscale	136
Hyatt Place(2)	Denver (Lone Tree), CO	Upscale	127
Hyatt Place(2)	Phoenix (Scottsdale), AZ	Upscale	126
Hyatt Place(2)	Denver (Englewood), CO	Upscale	126
Hyatt Place(2)	Chicago (Hoffman Estates), IL	Upscale	126
Hyatt Place(2)	Baltimore (Owing Mills), MD	Upscale	123
Hyatt Place(1)	Long Island (Garden City), NY	Upscale	122
Total Hyatt (16 hotel properties)			2,374
IHG
Holiday Inn Express & Suites(1)	San Francisco, CA	Upper-midscale	252
Holiday Inn Express & Suites(1)	Minneapolis (Minnetonka), MN	Upper-midscale	93
Hotel Indigo(1)	Asheville, NC	Upper-upscale	115
Staybridge Suites(1)	Denver (Glendale), CO	Upscale	121
Total IHG (4 hotel properties)			581
Total Portfolio (74 hotel properties)			11,518

(1)    These hotel properties are included in our borrowing base for our senior revolving credit and term loan facilities at December 31, 2021.
(2)    These hotel properties are subject to mortgage debt at December 31, 2021.  For additional information concerning our mortgage debt and lenders, see "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outstanding Indebtedness,” and "Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt.”
(3)    These hotel properties are subject to ground leases as described below in “Our Hotel Operating Agreements — Ground Leases.”
(4)    We own a 51% controlling interest in these hotel properties through our consolidated Joint Venture.

In January 2022, we completed the NCI transaction which included two parking structures, containing 1,002 spaces, and the 26 hotel properties detailed below:

Franchise/Brand	Location	STR Chain Scale	Number of Guestrooms

Marriott
AC Hotel by Marriott	Houston, TX	Upscale	195
AC Hotel by Marriott	Frisco, TX	Upscale	150
AC Hotel by Marriott	Oklahoma City, OK	Upscale	142
AC Hotel by Marriott	Dallas, TX	Upscale	128
Courtyard by Marriott	Grapevine, TX	Upscale	181
Courtyard by Marriott	Amarillo, TX	Upscale	107
Residence Inn by Marriott	Frisco, TX	Upscale	150
Residence Inn by Marriott	Dallas, TX	Upscale	121
Residence Inn by Marriott	Tyler, TX	Upscale	119
SpringHill Suites by Marriott	Dallas, TX	Upscale	148
SpringHill Suites by Marriott	New Orleans, LA	Upscale	74
TownePlace Suites by Marriott	Grapevine, TX	Upper-midscale	120
TownePlace Suites by Marriott	New Orleans, LA	Upper-midscale	105
Total Marriott (13 hotel properties)			1,740

Hilton
Canopy	Frisco, TX	Upper-upscale	150
Embassy Suites	Amarillo, TX	Upper-upscale	226
Hampton Inn & Suites	Dallas, TX	Upper-midscale	176
Hilton Garden Inn	Grapevine, TX	Upscale	152
Hilton Garden Inn	Longview, TX	Upscale	122
Hilton Garden Inn	Bryan, TX	Upscale	119
Homewood Suites	Midland, TX	Upscale	118
Total Hilton (7 hotel properties)			1,063

Hyatt
Hyatt Place	Oklahoma City, OK	Upscale	134
Hyatt Place	Plano, TX	Upscale	127
Hyatt Place	Grapevine, TX	Upscale	125
Hyatt Place	Lubbock, TX	Upscale	125
Total Hyatt (4 hotel properties)			511

IHG
Holiday Inn Express & Suites	Oklahoma City, OK	Upper-midscale	124
Holiday Inn Express & Suites	Grapevine, TX	Upper-midscale	95
Total IHG (2 hotel properties)			219
Total Portfolio (26 hotel properties)			3,533

As part of the same portfolio purchase, we expect also to acquire the 176-guestroom Canopy New Orleans upon completion of its construction, which is expected to occur during the first quarter of 2022.

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

Our Hotel Operating Agreements

Ground Leases

At December 31, 2021, four of our hotel properties are subject to ground lease agreements that cover all of the land underlying the respective hotel property.

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
•The Hampton Inn & Suites located in Austin (Downtown/Convention Center), TX is subject to a ground lease with an initial lease termination date of May 31, 2050. Annual ground rent currently is estimated to be $0.4 million for 2022 including performance based incentive rent.  Annual rent is increased every five years with the next adjustment coming in 2025.
•The Hilton Garden Inn located in Houston (Galleria), TX is subject to a ground lease with an initial lease termination date of April 20, 2053 with one option to extend for an additional 10 years. Annual ground rent currently is estimated to be $0.5 million for 2022 including performance based incentive rent.  Annual rent is increased every five years with the next adjustment coming in 2023.

These ground leases generally require us to make rental payments and payments for our share of charges, costs, expenses, assessments and liabilities, including real property taxes and utilities.  Furthermore, these ground leases generally require us to obtain and maintain insurance covering the subject property.

Franchise Agreements

At December 31, 2021, all of our hotel properties operate under franchise agreements, or similar agreements, that allow for access to reservation systems, with Marriott, Hilton, Hyatt, or IHG. We believe that the public’s perception of the quality associated with a branded hotel is an important feature in its attractiveness to guests. Franchisors provide a variety of benefits to franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, loyalty programs, training of personnel and maintenance of operational quality at hotels across the brand system.

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

Hotel Management Agreements

At December 31, 2021, all of our hotel properties are operated pursuant to hotel management agreements with professional third-party hotel management companies as follows:

Management Company	Number of Properties	Number of Guestrooms
Affiliates of Aimbridge Hospitality, including Interstate Management Company, LLC (1)	35	5,456
OTO Development, LLC	15	2,164
Stonebridge Realty Advisors, Inc. and affiliates	9	1,312
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	6	973
White Lodging Services Corporation	4	791
Crestline Hotels & Resorts, LLC	4	570
InterContinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Total	74	11,518

(1)    As a result of the NCI Transaction, as of February 11, 2022, Aimbridge managed 61 of our 100 hotels.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NYSE on February 9, 2011 under the symbol “INN.”  Prior to that time, there was no public trading market for our common stock. The last reported sale price for our common stock as reported on the NYSE on February 11, 2022 was $9.85 per share.

Stockholder Information

As of February 11, 2022, our common stock was held of record by 280 holders and there were 106,340,958 shares of our common stock outstanding.

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

As a result of the negative financial effects of the Pandemic on our business, we suspended the declaration and payment of dividends on our common stock and operating partnership units beginning in the first quarter of 2020. In addition, as a result of the modification of our 2018 Senior Credit Facility, 2017 Term Loan and 2018 Term Loan, we are restricted from declaring and paying dividends on our common stock and operating partnership units, other than distributions required to maintain our REIT status, through March 31, 2022 when the financial and other covenant waivers and adjustments under such facilities are no longer effective.

Item 6.        [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of lodging demand include changes in gross domestic product, corporate profits, capital investments, employment and more recently, travel-related health and safety restrictions and concerns. Volatility in the economy and risks arising from global and domestic political or economic conditions may cause slowing economic growth, which would have an adverse effect on lodging demand. The global and U.S. economies, and the travel and lodging industries, have experienced a significant downturn as a result of the COVID-19 global pandemic, which we refer to as the Pandemic. During the twelve months ended December 31, 2021, we began to see a significant recovery in hotel demand driven primarily by leisure travel. Corporate transient and group demand remains significantly reduced from historical levels and is recovering more slowly than leisure demand.

Effects of the Pandemic on Our Business

The effects of the Pandemic and the restrictions implemented in response to the Pandemic have had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline in all forms of travel, both domestic and international, and a significant decline in hotel demand. These conditions resulted in a substantial decline from pre-Pandemic levels in our revenues, profitability and cash flows from operations.

During the twelve months ended December 31, 2021, we experienced significant improvement in our business in comparison to the period early in the Pandemic, driven primarily by leisure travel and to a lesser extent modest improvement in other demand segments; however, we are still recovering to attain pre-Pandemic financial and operating performance levels. The improvement was the result of a significant increase in the administration of vaccines globally as well as the easing of government restrictions and guidance in most jurisdictions. A recovery in business travel and group business has been slower to date. We anticipate that continued improvement in operating trends will be dependent on continued strength in leisure travel and a recovery of business travel. More broadly, a return to normalized levels of operations is dependent upon a continuation in the recovery of our business, further dissipation of concerns related to the Pandemic, and maintaining a high-quality portfolio aligned with evolving guest preferences.

Management’s Actions in Response to the Effects of the Pandemic on Our Operations

We have taken the following actions to mitigate the negative effects of the Pandemic on our consolidated financial position, results of operations and cash flows:

Operational Adjustments

In response to the rapid decline in demand for room nights and loss of revenues as a result of the Pandemic, we, along with our property managers, evaluated each hotel in our portfolio and initially adjusted labor and cost structures for hotels based on existing market conditions. As demand at our hotels has increased during the year ended December 31, 2021, we have also increased staffing commensurately.

Financial Measures and Liquidity

Beginning in March 2020, we took significant action to enhance our overall liquidity position in response to the Pandemic’s effect on our financial position, which continued into the year ended December 31, 2021.

On January 12, 2021, we sold $287.5 million aggregate principal amount of our 1.50% convertible senior notes due 2026 (the "Convertible Notes").

On May 1, 2021, the Company contributed a portfolio of six hotels containing 846 guestrooms to our consolidated joint venture with an affiliate of GIC, Singapore’s sovereign wealth fund. The estimated market value of the portfolio of hotel properties was $172.0 million and GIC contributed $84.3 million in cash for its 49% interest in the Joint Venture after the completion of the transfer of the six hotels. Net proceeds from the transaction were used to repay $62.5 million of our senior debt and $20.9 million was applied to our Cash and cash equivalents balances.

On August 12, 2021, the Company completed the offering of 4,000,000 Series F preferred shares for net proceeds of $96.6 million, after the underwriting discount and offering-related expenses of $3.4 million. On September 4, 2021, using proceeds from the issuance of the Series F preferred shares, the Company paid $75.0 million to redeem all 3,000,000 of its outstanding 6.45% Series D Cumulative Redeemable Preferred Stock at a redemption price of $25 per share plus accrued and unpaid dividends. The remaining net proceeds from the Series F preferred share offering was used to repay $22.0 million of our senior debt.

See “Part II - Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Part II - Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt,” for additional information.

Health and Well-being

All of our hotels are licensed with national franchise brands and we have worked closely with our brand partners to develop and implement comprehensive protocols for the safety and well-being of employees and guests to address a broad spectrum of pathogens and viruses, including COVID-19 and variants thereof. We continue to apply advanced cleaning procedures developed during the Pandemic to all of our hotel properties.

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

On May 1, 2021, the Company contributed a portfolio of six hotels containing 846 guestrooms to our consolidated Joint Venture. The estimated market value of the portfolio of hotel properties was $172.0 million and GIC, our Joint Venture partner, paid us $84.3 million in cash to maintain its 49% interest in the joint venture after the completion of the transfer of the six hotels. See Part II – Item 8. – Financial Statements and Supplementary Data - Note 3 – Investment in Hotel Properties, net for additional information.

On July 9, 2021, we acquired a 110-room Residence Inn in Steamboat Springs, CO. through our Joint Venture for $33.0 million. Additionally, on December 21, 2021, through our Joint Venture, we acquired a 120-room Embassy Suites in Tucson, AZ. for $25.5 million.

In January 2022, we completed the NCI Transaction for an aggregate purchase price of $766.0 million. As part of the same portfolio purchase, we expect to acquire one additional hotel, the Canopy New Orleans, upon completion of its construction, which is expected to occur during the first quarter of 2022, for a purchase price of $56.0 million.

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

Our hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotel properties. Many of our expenses are fixed, such as essential hotel staff, real estate taxes, insurance, and depreciation. These expenses generally do not decrease even if the revenues at our hotel properties decrease. Room expense includes housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other operating expenses include labor and other costs associated with administrative departments, sales and marketing, repair and maintenance, utility costs and franchise fees.

As discussed above under “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management’s Actions in Response to the Effects of the Pandemic on Our Operations – Operational Adjustments,” in response to the rapid decline in demand for room nights and loss of revenues throughout the Pandemic, we, along with our property managers, evaluated each hotel in our portfolio to determine if market conditions warranted the temporary suspension of operations, and to adjust labor cost structures for hotels that would continue to operate. Although the vast majority of our hotels remained open throughout the Pandemic, staffing levels were temporarily reduced to levels that safely and effectively maintain reasonable accommodations for our guests. As demand at our hotels has increased, we have also increased staffing commensurately. Our hotels implemented and have continued to modify health and safety protocols aligned with brand guidelines to allay guest concerns about COVID-19 and its variants.

Results of Operations

The comparisons that follow should be reviewed in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K.

Comparison of 2021 to 2020

The following table contains key operating metrics for our total portfolio and our same-store portfolio for 2021 compared with 2020 (dollars in thousands, except ADR and RevPAR).  We define same-store hotels as properties that we owned as of December 31, 2021 and that we have owned at all times since January 1, 2020.

	2021		2020		Year-over-Year Dollar Change		Year-over-Year Percentage Change
	Total Portfolio (74 hotels)	Same-Store Portfolio (72 hotels)	Total Portfolio (72 hotels)	Same-Store Portfolio (72 hotels)	Total Portfolio (74/72 hotels)	Same-Store Portfolio (72 hotels)	Total Portfolio (74/72 hotels)	Same-Store Portfolio (72 hotels)
Revenues:
Room	$334,338	$331,299	$215,506	$215,506	$118,832	$115,793	55.1%	53.7%
Food and beverage	7,299	7,270	6,444	6,444	855	826	13.3%	12.8%
Other	20,289	20,218	12,513	12,513	7,776	7,705	62.1%	61.6%
Total	$361,926	$358,787	$234,463	$234,463	$127,463	$124,324	54.4%	53.0%

Expenses:
Room	$74,781	$74,187	$53,784	$53,784	$20,997	$20,403	39.0%	37.9%
Food and beverage	4,856	4,815	5,416	5,416	(560)	(601)	(10.3)%	(11.1)%
Other hotel operating expenses	123,626	122,777	96,506	96,504	27,120	26,273	28.1%	27.2%
Total	$203,263	$201,779	$155,706	$155,704	$47,557	$46,075	30.5%	29.6%

Occupancy	62.3%	62.2%	43.3%	43.3%	n/a	n/a	43.6%	43.4%
ADR	$129.70	$129.35	$120.36	$120.36	$9.34	$8.99	7.8%	7.5%
RevPAR	$80.74	$80.41	$52.16	$52.16	$28.58	$28.25	54.8%	54.2%

The total portfolio information above includes revenues and expenses from the two hotel properties that we acquired in 2021 (the “2021 Acquired Hotels”) from the date of acquisition through December 31, 2021, and operating information (occupancy, ADR, and RevPAR) for the period each hotel was owned. Accordingly, the information does not reflect a full twelve months of operations in 2021 for the 2021 Acquired Hotels.

Changes from the year ended December 31, 2021 compared with the year ended December 31, 2020 were due to the following:

•Revenues. Growth in revenues was primarily driven by an increase in leisure travel and to a lesser extent modest improvement in other demand segments resulting from the administration of vaccines globally as well as the easing of government restrictions in most jurisdictions. See "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of Pandemic on Our Business" for further information.
•RevPAR. The increase in RevPAR was due to an improvement in our business that was primarily driven by an increase in leisure travel and to a lesser extent modest improvement in other demand segments resulting from the administration of vaccines globally as well as the easing of government restrictions in most jurisdictions. The increase in RevPAR during the year ended December 31, 2021 was due to a 43.6% increase in occupancy and a 7.8% increase in ADR in comparison with the prior year. The increase in occupancy was substantially greater than the increase in ADR as a result of a much larger decline in occupancy in the prior year. See "Part II – Item 7. – Management’s Discussion and

Analysis of Financial Condition and Results of Operations - Effects of Pandemic on Our Business" for further information.
•Food and Beverage Revenues and Expenses. Food and beverage revenues increased during the year ended December 31, 2021 as a result of the increase in occupancy. The increase in food and beverage revenues was lower than the increase in rooms revenues primarily driven by modified food and beverage offerings. Food and beverage expenses declined during the year ended December 31, 2021 despite an increase in revenues for the period because the modified food and beverage offerings reduced product and staffing costs.
•Expenses. The increase in expenses was driven by the increase in occupancy relative to 2020. The occupancy related increases have been partially offset by comprehensive cost reduction initiatives, including the reduction of labor and temporary elimination of certain services and amenities, at all hotels. Although revenues have significantly improved, we have focused on continuing to achieve operating efficiencies to manage expenses.

The following table includes other consolidated income and expenses for 2021 compared with 2020 (dollars in thousands).

	For the Years Ended December 31,
	2021	2020	Dollar Change	Percentage Change
Property taxes, insurance and other	$41,350	$44,691	$(3,341)	(7.5)%
Management fees	9,858	6,276	3,582	57.1%
Depreciation and amortization	105,955	109,619	(3,664)	(3.3)%
Corporate general and administrative	29,428	20,985	8,443	40.2%
Transaction costs	3,849	—	3,849	(1)
(Reversal of) provision for credit losses	(2,632)	4,821	(7,453)	(1)
Loss on impairment and write-off of assets	4,361	1,759	2,602	147.9%
Gain (loss) on disposal of assets, net	240	(16)	256	(1)
Interest expense	43,368	43,300	68	0.2%
Other income, net	9,523	4,841	4,682	96.7%
Income tax expense	1,473	1,376	97	7.0%

(1)    Not meaningful.

Changes from the year ended December 31, 2021 compared with the year ended December 31, 2020 were due to the following:

•Property Taxes, Insurance and Other. This decrease is primarily due to a reduction in property taxes due to lower property tax assessments for 2021, which were based on our lower operating performance during 2020 as a result of the negative effects of the Pandemic.
•Management Fees. The increase in management fees during the current period is primarily due to increased consolidated revenues as our business has experienced a steady improvement in performance during 2021.
•Depreciation and Amortization. This decrease is due to the effect of certain assets becoming fully amortized, offset by capital expenditures and the acquisition of two hotel properties during the second half of 2021.
•Corporate General and Administrative. Corporate general and administrative expense increased $8.4 million, including $4.0 million related to executive transition costs recorded during the fourth quarter of 2021. The remaining increase is primarily due to higher incentive and other compensation costs.
•Transaction Costs. During 2021, we incurred costs of $2.1 million in transfer taxes and legal fees related to the contribution of six hotels to our Joint Venture. GIC, our Joint Venture partner, paid 49%, or $0.9 million, of the $1.8 million transfer tax which is reflected in non-controlling interest on our Consolidated Statement of Operations. We also incurred $1.7 million in transaction costs in pursuit of the acquisition of a company with a portfolio of hotel properties that ultimately was not consummated.
•(Reversal of) Provision for Credit Losses. During 2021, we reached an agreement with the borrowers of the mezzanine loans on two of the remaining real estate development projects for the full repayment of the loans during the fourth quarter of 2021. Accordingly, the Company reversed the $2.6 million allowance for credit losses related to these two loans during 2021. See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 4 – Investment in Real Estate Loans" for further information.
•Loss on Impairment and Write-off of Assets. During 2021, we reached an agreement with the borrowers of the mezzanine loans on two of the remaining real estate development projects for the full repayment of the loans in the fourth quarter of 2021, which resulted in us foregoing the exercise of the purchase options. As such, the Company recorded a Loss on impairment during 2021 to write-off the carrying amounts of the purchase options totaling $4.4 million.
•Gain (loss) on Disposal of Assets. The gain on disposal of assets, net for 2021 is primarily due to the recovery of certain amounts related to sold properties that were written off in a prior period.
•Interest Expense. Interest expense was consistent with 2020 as an increase in amortization of deferred financing costs was offset by a reduction in our weighted average interest rate, primarily related to the Convertible Notes Offering.
•Other Income. This increase is primarily due to the interest income recorded on our mezzanine loans as a result of the interest payments made in connection with the loan amendments completed during 2021. See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 4 – Investment in Real Estate Loans" for further information. The Company also received COVID-19 relief grants from certain jurisdictions in which we operate which were recorded as Other income during 2021.
•Income Tax Expense. In 2021, we recorded a $1.5 million income tax expense primarily attributable to current federal and state income taxes of our TRSs. In 2020, we recorded Income tax expense of $1.4 million which related to i) deferred tax expense of $2.0 million related to the establishment of a valuation allowance on deferred tax assets of certain TRSs which were in a 3-year cumulative loss position, ii) $1.0 million income tax benefit from federal net operating loss carrybacks, and iii) $0.4 million income tax expense related to taxable income in our TRS entities.

For information about our key operating metrics and results of operations for the year ended 2020 compared to the year ended 2019, refer to "Part II – Item 7. – Management's Discussion and Analysis of Financial Conditions and Results of Operations - Results of Operations" of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

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

The following is a reconciliation of our GAAP net income to FFO and AFFO for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share/unit amounts):

	2021		2020	2019
Net (loss) income	$(68,584)		$(149,245)	$82,348
Preferred dividends	(15,431)		(14,838)	(14,838)
Premium on redemption of preferred stock	(2,710)		—	—
Loss related to non-controlling interests in joint venture	2,896		5,635	419
Net (loss) income applicable to common shares and common units	(83,829)		(158,448)	67,929
Real estate-related depreciation	105,462		109,159	99,013
Loss on impairment and write-off of assets	4,361		1,759	2,521
(Gain) loss on disposal of assets, net	(240)		16	(45,418)
Adjustments related to non-controlling interests in consolidated joint venture	(8,454)		(5,949)	(1,554)
FFO applicable to common shares and common units	17,300		(53,463)	122,491
(Reversal of) provision for credit losses (1)	(2,632)		4,821	—
Amortization of lease-related intangible assets, net	87		86	127
Amortization of deferred financing costs	4,353		2,267	1,485
Amortization of franchise fees	493		460	432
Equity-based compensation	10,681	(2)	6,476	6,219
Executive transition costs	1,065	(3)	—	—
Transaction costs	3,849		—	—
Debt transaction costs	220		365	1,892
Premium on redemption of preferred stock	2,710		—	—
Non-cash interest income	(1,042)		(2,848)	(2,477)
Non-cash lease expense, net	521		329	494
Casualty losses (recoveries), net	468		1,132	(239)
Increase in deferred tax asset valuation allowance	—		2,056	—
Adjustments related to non-controlling interests in consolidated joint venture	(1,291)		(341)	(68)
Other	—		91	—
AFFO applicable to common shares and common units	$36,782		$(38,569)	$130,356
FFO per common share/common unit	$0.16		$(0.51)	$1.17
AFFO per common share/common unit (4)	$0.35		$(0.37)	$1.25
Weighted average diluted common shares/common units:
FFO and AFFO (5)(6)	105,455		104,320	104,363

(1)       The adjustment for (Reversal of) provision for credit losses has been reclassified from the calculation of FFO applicable to common shares and common units to the calculation of AFFO applicable to common shares and common units for the years ended December 31, 2020 and 2019 to conform to the current period presentation.
(2)      The total equity-based compensation expense for 2021 includes $2.9 million of incremental expense related to the modification of certain restricted stock awards as a result of the retirement of our Executive Chairman.
(3)      Executive transition costs are cash payments due to our former Executive Chairman due to the non-renewal of his employment contract in December 2021.
(4)      AFFO for the year ended December 31, 2021 has not been adjusted for interest related to the Convertible Notes for purposes of calculating AFFO per common share/common unit because we intend to settle the principal portion of the Convertible Notes in cash and we did not include in the denominator of our calculation of AFFO per common share/common unit the potential dilutive effect of shares that would be issued if the principal portion of the Convertible Notes were converted into shares of our common stock.
(5)       Includes Common Units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the Common Units are redeemable for cash or, at our election, shares of our common stock.

(6)      The weighted average diluted common shares/common units used to calculate FFO and AFFO per common share/common unit for the year ended December 31, 2021 includes the dilutive effect of our outstanding restricted stock awards. These shares were excluded from our weighted average shares outstanding used to calculate net loss per share because they would have been antidilutive. The weighted average common shares/common units used to calculate FFO and AFFO per common share/common unit for the year ended December 31, 2021 exclude the potential dilution related to our Convertible Notes as we intend to settle the principal value of the Convertible Notes in cash.

A reconciliation of weighted average diluted common shares to non-GAAP weighted average diluted common shares/common units for FFO and AFFO is as follows (in thousands):

	2021	2020	2019
Weighted average dilutive common shares outstanding	104,471	104,141	103,887
Dilutive effect of restricted stock awards	402	52	52
Dilutive effect of shares issuable upon conversion of convertible debt	23,256	—	—
Adjusted weighted average dilutive common shares outstanding	128,129	104,193	103,939

Non-GAAP adjustment for dilutive effects of common units	144	179	241
Non-GAAP adjustment for dilutive effects of restricted stock awards	438	(52)	183
Non-GAAP adjustment for dilutive effect of shares issuable upon conversion of convertible debt	(23,256)	—	—
Non-GAAP weighted dilutive common shares/common units outstanding	105,455	104,320	104,363

During the year ended December 31, 2021, AFFO applicable to common shares and common units increased $75.4 million over the prior year due to an improvement in our business that was primarily driven by an increase in leisure travel and to a lesser extent modest improvement in other demand segments resulting from the administration of vaccines globally as well as the easing of government restrictions in most jurisdictions. See "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of Pandemic on Our Business" for further information.

For information about our AFFO for the year ended 2020 compared to the year ended 2019, refer to "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

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

The following is a reconciliation of our GAAP net income to EBITDAre for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021		2020	2019
Net (loss) income	$(68,584)		$(149,245)	$82,348
Depreciation and amortization	105,955		109,619	99,445
Interest expense	43,368		43,300	41,030
Interest income	(8)		(145)	(278)
Income tax expense	1,473		1,376	1,500
EBITDA	82,204		4,905	224,045
Loss on impairment and write-off of assets	4,361		1,759	2,521
(Gain) loss on disposal of assets, net	(240)		16	(45,418)
EBITDAre	86,325		6,680	181,148
(Reversal of) provision for credit losses(1)	(2,632)		4,821	—
Amortization of lease-related intangible assets, net	87		86	127
Equity-based compensation	10,681	(2)	6,476	6,219
Executive transition costs	1,065	(3)	—	—
Transaction costs	3,849		—	—
Debt transaction costs	220		365	1,892
Non-cash interest income	(1,042)		(2,848)	(2,477)
Non-cash lease expense, net	521		329	494
Casualty losses (recoveries), net	468		1,132	(239)
Loss related to non-controlling interests in joint venture	2,896		5,635	419
Adjustments related to non-controlling interests in consolidated joint venture	(11,943)		(8,353)	(2,320)
Other	—		91	—
Adjusted EBITDAre	$90,495		$14,414	$185,263

(1)      The adjustment for (Reversal of) provision for credit losses has been reclassified from the calculation of EBITDAre to the calculation of Adjusted EBITDAre for the years ended December 31, 2020 and 2019 to conform to the current period presentation.
(2)      The total equity-based compensation expense for 2021 includes $2.9 million of incremental expense related to the modification of certain restricted stock awards as a result of the retirement of our Executive Chairman.
(3)      Executive transition costs are cash payments due to our former Executive Chairman due to the non-renewal of his employment contract in December 2021.

During the year ended December 31, 2021, Adjusted EBITDAre increased $76.1 million from the prior year primarily due to an improvement in our business that was primarily driven by an increase in leisure travel and to a lesser extent modest improvement in other demand segments resulting from the administration of vaccines globally as well as the easing of government restrictions in most jurisdictions. See "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of Pandemic on Our Business" for further information.

For information about our Adjusted EBITDAre for the year ended 2020 compared to the year ended 2019, refer to "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP

Financial Measures" of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

Liquidity and Capital Resources

Due to the Pandemic, we entered into modifications of our 2018 Senior Credit Facility during the years ended December 31, 2020 and 2021, which included a waiver of covenants through March 31, 2022 and restricted our ability to use advances on the $400 Million Revolver for certain purposes; however, we continue to be able to access the $400 Million Revolver to fund operations, for growth opportunities and to execute our business plan. Upon expiration of our covenant waivers in March 2022, the capacity available under the $400 Million Revolver may be restricted based upon our quarterly achievement of certain liquidity or other financial metrics. See “Part II - Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt,” for additional information concerning our 2018 Senior Credit Facility.

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with internal and brand standards, capital expenditures to improve our hotel properties, hotel development costs, acquisitions, interest payments, settlement of interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, mezzanine loan funding commitments, our Joint Venture acquisitions and capital requirements, contractual lease payments, corporate overhead, and distributions to our stockholders when declared. We have approximately $62.0 million of debt under our 2017 Term Loan maturing in November 2022. We have adequate liquidity to fund this maturity. Our corporate overhead primarily consists of employee compensation expenses, professional fees and corporate insurance and rent expenses. Cash requirements for our corporate overhead expenses (excluding non-cash stock-based compensation), which are generally paid from operating cash flows, were $18.7 million, $14.5 million and $17.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. We generally expect our corporate overhead expenses to remain consistent with the level of our operating activities and market conditions for goods and services.

Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other non-recurring capital expenditures that periodically are made with respect to our hotel properties, dividend distributions and scheduled debt payments, including maturing loans.

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

The net proceeds from our January 12, 2021 sale of the Convertible Notes, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company (including net proceeds from the full exercise by the underwriters of their over-allotment option to purchase additional Convertible Notes), were approximately $280.0 million before consideration of the related capped call transactions. These proceeds were used to pay the cost of the capped call transactions and to partially repay outstanding obligations under the 2018 Senior Credit Facility and 2017 Term Loan.

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

On May 1, 2021, the Company contributed a portfolio of six hotels containing 846 guestrooms to our consolidated joint venture with an affiliate of GIC, Singapore’s sovereign wealth fund. The estimated market value of the portfolio of hotel properties was $172.0 million and GIC contributed $84.3 million in cash for its 49% interest in our Joint Venture after the completion of the transfer of the six hotels. Net proceeds from the transaction were used to repay $62.5 million of our senior debt and $20.9 million was recorded as Cash and cash equivalents.

On July 9, 2021, we acquired the 110-guestroom Residence Inn by Marriott in Steamboat Springs, CO for $33.0 million through our Joint Venture.

On August 12, 2021, the Company sold 4,000,000 Series F preferred shares for net proceeds of $96.6 million, after the underwriting discount and offering-related expenses of $3.4 million. On September 4, 2021, using proceeds from the issuance of the Series F preferred shares, the Company paid $75.0 million to redeem all 3,000,000 of its outstanding 6.45% Series D Cumulative Redeemable Preferred Stock at a redemption price of $25 per share plus accrued and unpaid dividends. The remaining net proceeds from the Series F preferred share offering was used to repay $22.0 million of our senior debt.

On December 21, 2021, we acquired the 120-guestroom Embassy Suites by Hilton in Tucson, AZ for $25.5 million through our Joint Venture. The Joint Venture acquired the property with a combination of cash and an assumed loan that had a balance of approximately $13.3 million. The loan has a fixed interest rate of 4.99% and a maturity date of June 2028.

On January 13, 2022, the Operating Partnership and our Joint Venture completed the NCI Transaction, paid in the form of 15,314,494 Common Units, 1,958,429 Series Z Preferred Units, $382.0 million cash draw from a term loan entered into by subsidiaries of the Joint Venture, the assumption by a subsidiary of the Joint Venture of approximately $6.5 million in PACE loan debt and approximately $174.1 million cash contributed by GIC, as a limited partner in the Joint Venture. In connection with the NCI Transaction, GIC will contribute to the Joint Venture an estimated additional $10.9 million in cash, a portion of which will be distributed to the Operating Partnership after transaction costs payable by the Operating Partnership are deducted.

In connection with the NCI Transaction, the Operating Partnership and the Joint Venture expect to acquire the Canopy New Orleans upon completion of its construction, which is expected to occur during the first quarter of 2022, for a purchase price of $56.0 million, to be paid in the form of 550,180 Common Units, 41,571 Series Z Preferred Units, $21.4 million cash and $28.0 million cash proceeds from a delayed draw on the term loan entered into by subsidiaries of the Joint Venture.

We currently have an outstanding mezzanine loan on a real estate development project to fund up to an aggregate of $29.9 million for the development of two hotel properties. The real estate development loan, which closed in the third quarter of 2019, has $27.7 million funded as of December 31, 2021, has $2.2 million remaining to be funded, and has a stated interest rate of 9.0% and a maturity date of May 15, 2022. See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 4 – Investment in Real Estate Loans" for additional information concerning these loans and our rights to acquire ownership of the properties.

Outstanding Indebtedness

Subsequent to year-end, at February 11, 2022, we had $200.0 million outstanding on our $200 Million Term Loan, $62.0 million outstanding on our 2017 Term Loan and $225.0 million outstanding on our 2018 Term Loan. Each of the credit facilities was supported by the 46 hotel properties included in the credit facility borrowing base and a pledge of the equity securities in each of the entities which own one of the 46 hotel properties, and the respective TRS Lessees. We also had an aggregate of $149.4 million of mortgage loans outstanding and $287.5 million of Convertible Notes outstanding.

Subsequent to year-end, at February 11, 2022, our Joint Venture had $143.5 million outstanding under our Joint Venture Credit Facility, which included borrowings of $75.0 million on its $75 Million Term Loan and $68.5 million on its $125 million revolving line of credit. The Joint Venture Credit Facility is secured primarily by a first priority pledge of the Borrower's equity interests in the subsidiaries that hold the five hotel borrowing base assets, and the related TRS entities, which wholly own the TRS lessees that lease each of the borrowing base assets. As of February 11, 2022, our Joint Venture also owns seven hotel properties that are not collateral for the Joint Venture's senior unsecured credit facility. As of February 11, 2022, our Joint Venture also had $382.0 million outstanding on a term loan and $6.4 million outstanding on a PACE loan entered into in connection with the NCI Transaction and a mortgage loan totaling $13.2 million.

At December 31, 2021, we have scheduled debt principal amortization payments during the next twelve months totaling $4.3 million and debt maturities totaling $62.0 million. Currently, we have the capacity to pay these scheduled principal debt payments using cash on hand or availability on our $400 Million Revolver.

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

On February 5, 2021, the Company entered into certain amendments of the 2018 Senior Credit Facility, the 2018 Term Loan and the 2017 Term Loan that give us full access to the $400 Million Revolver (subject to certain conditions), provide for financial covenant waivers through March 31, 2022, and modify certain financial covenant measures through December 31, 2023. Additionally, on April 29, 2021, we amended the Joint Venture Credit Facility to provide for certain financial covenant waivers and adjustments as described in “Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt” to the Condensed Consolidated Financial Statements. Our outstanding indebtedness requires us to comply with various financial and other covenants. At December 31, 2021, we and our Joint Venture are in compliance with all loan covenants.

See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt" for additional information concerning our loans, loan amendments and our financing arrangements.

     A summary of our debt at December 31, 2021 is as follows (dollars in thousands):

Lender	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Encumbered Properties	Principal Amount Outstanding
$600 Million Senior Credit and Term Loan Facility (1)
Deutsche Bank AG New York Branch
$400 Million Revolver	2.65% Variable	n/a	March 31, 2023	n/a	$—
$200 Million Term Loan	2.60% Variable	n/a	April 1, 2024	n/a	200,000
Total Senior Credit and Term Loan Facility					200,000

Joint Venture Credit Facility (2)
Bank of America, N.A.
$125 Million Revolver	2.55% Variable	n/a	October 8, 2023	n/a	68,500
$75 Million Term Loan	2.50% Variable	n/a	October 8, 2023	n/a	75,000
Total Joint Venture Credit Facility					143,500

Term Loans (1)
KeyBank National Association
Term Loan	2.70% Variable	n/a	November 25, 2022	n/a	62,000
KeyBank National Association
Term Loan	2.40% Variable	n/a	February 14, 2025	n/a	225,000

Convertible Notes	1.50% Fixed	n/a	February 15, 2026	n/a	287,500

Secured Mortgage Indebtedness
KeyBank National Association	4.46% Fixed	30	February 1, 2023	3	18,545
	4.52% Fixed	30	April 1, 2023	3	19,024
	4.30% Fixed	30	April 1, 2023	3	18,358
	4.95% Fixed	30	August 1, 2023	2	33,155
MetaBank	4.44% Fixed	25	July 1, 2027	3	45,070
Bank of Cascades (3)	2.10% Variable	25	December 19, 2024	1	7,957
	4.30% Fixed	25	December 19, 2024	—	7,957
Wells Fargo	4.99% Fixed	30	June 6, 2028	1	13,249
Total Mortgage Loans				16	163,315
Total Debt					$1,081,315

(1) The 2018 Senior Credit Facility and Term Loans are supported by a borrowing base of 46 unencumbered hotel properties and a pledge of the equity securities of the entities that own and operate the 46 unencumbered hotels.
(2) The Joint Venture Credit Facility is secured by pledges of the equity in the entities (and affiliated entities) that own five of the hotels owned by the Joint Venture.
(3) The Bank of Cascades mortgage loan is comprised of two promissory notes that are secured by the same collateral and cross-defaulted.

In connection with the NCI Transaction completed in January 2022, we entered into the following debt (dollars in thousands):

Lender	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Encumbered Properties	Principal Amount Outstanding
Term Loan (1)
Bank of America, N.A.	2.91% Variable	n/a	January 13, 2026	n/a	$382,000

PACE Loan (2)
Twain Community Partners II LLC	6.10% Fixed	20	July 31, 2040	1	6,479
Total Debt					$388,479

(1) The Bank of America term loan is secured by a pledge of the equity interests in the subsidiaries that own and operate the borrowing base assets financed by the facility.
(2) The PACE loan is secured by an assessment lien imposed by the County of Tarrant, Texas for the benefit of the lender.

Capital Expenditures

During the year ended December 31, 2021, we funded $20.4 million in capital expenditures.  We anticipate spending an estimated $60.0 million to $80.0 million in capital expenditures across our portfolio in 2022. We expect to fund these expenditures through a combination of cash on hand, working capital, borrowings under our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flow Analysis

The following table summarizes changes in cash flows for the years ended December 31, 2021 and December 31, 2020 (in thousands):

	For the Years Ended December 31,
	2021	2020	Change
Net cash provided by (used in) operating activities	$66,051	$(42,052)	$108,103
Net cash used in investing activities	(74,244)	(30,710)	(43,534)
Net cash provided by financing activities	66,241	41,825	24,416
Net change in cash, cash equivalents and restricted cash	$58,048	$(30,937)	$88,985

Changes from the year ended December 31, 2021 compared to the year ended December 31, 2020 were due to the following:

•Cash provided by (used in) operating activities. This increase primarily resulted from a decrease in net loss of $77.8 million, after adjusting for non-cash items, such as depreciation and amortization and gains on the sale of assets, and net changes in working capital of $30.3 million. The net changes in working capital were primarily due to decreases in accrued expenses during the year ended December 31, 2020 driven by reduced operating activity resulting from the negative effects of the Pandemic. Accrued expenses increased during the year ended December 31, 2021 due to an increase in accruals at our hotel properties driven by an increase in operating activity as we recover from the Pandemic. The overall increase is due to an improvement in our business that has been primarily driven by leisure travel and to a lesser extent modest improvement in other demand segments in 2021.
•Cash used in investing activities. This increase in cash used in investing activities is primarily due to the acquisition of two hotel properties in 2021 totaling $59.0 million and an increase in escrow deposits and deferred acquisition costs totaling $10.6 million. These expenditures were partially offset by an increase in the net repayments of mezzanine loans receivable of $21.6 million and a decline in capital expenditures of $2.3 million. Capital expenditures were lower during 2021 compared with 2020 because much of the capital expenditures for 2020 were incurred early in the year prior to the Pandemic, after which capital expenditures were reduced to preserve liquidity.
•Cash provided by financing activities. Cash provided by financing activities for the year ended December 31, 2021 was primarily the result of contributions from our joint venture partner of $115.5 million and net proceeds from the issuance of preferred stock of $96.6 million, partially offset by the redemption of preferred stock totaling $75.0 million, net repayments of debt of $20.2 million including the proceeds from the issuance and sale of the Convertible Notes which were used to partially repay the $400 Million Revolver and 2017 Term Loan, the purchase of capped call options related to the Convertible Notes of $21.1 million, debt financing fees of $11.4 million and dividend payments of $15.5 million. Cash provided by financing activities for the year ended December 31, 2020 was primarily the result of net borrowings of $78.8 million. The net borrowings were partially offset by dividend payments of approximately $34.2 million and financing fees of $2.8 million.

For information about our consolidated cash flows for the year ended 2020 compared to the year ended 2019, refer to "Part II – Item 7. – Management's Discussion and Analysis of Financial Conditions and Results of Operations – Cash Flow Analysis" of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

Critical Accounting Estimates

Asset Impairment

Each quarter, we evaluate the net carrying amounts of our long-term assets for impairment when impairment indicators are present. We evaluate for impairment triggers based on qualitative factors such as macroeconomic trends, trends related to demand for travel and lodging, and current and projected trends related to local market conditions. We also evaluate for impairment triggers based on quantitative factors such as historical and projected revenue and profitability performance trends. When an impairment indicator is identified, we perform a recoverability analysis based on estimated future undiscounted cash flows for the asset. Forecasted undiscounted cash flows require substantial management judgment related to estimates of future revenues, which is based on historical results, our expectations related to revenue trends and future performance of the asset, our assessment of current and future market conditions and competition, our expectations related to performance of the overall economy, and third-party industry published forecasts. Revenue performance has been volatile as a result of the Pandemic making revenue forecasts particularly challenging in the current environment. Future revenue performance is highly dependent on matters outside of our control such as dissipation of concerns related to the Pandemic, continued easing of government restrictions and guidance, restoration of consumer confidence, and a recovery in corporate and overall travel-related demand.

Critical Accounting Policies and New Accounting Standards

See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 2 – Basis of Presentation and Significant Accounting Policies."

Cybersecurity

The hospitality industry and certain of the major brand and franchise companies have experienced cybersecurity breaches. We are not aware of any material cybersecurity losses at any of our properties. We manage cybersecurity risks with our franchisors and property management companies. An important part of our cybersecurity risk mitigation efforts includes maintaining cybersecurity insurance and indemnifications in certain of our property management agreements. Our Board of Directors provides on-going oversight of management's approach to managing cybersecurity risks.

Recent Developments

Management and Board of Directors Transitions

Effective January 1, 2022, we implemented certain changes to the executive management team and our board of directors as described below. See “Part III – Item 10. – Directors, Executive Officers and Corporate Governance.”

Hotel Property Portfolio Transactions

In January, 2022, the Operating Partnership and the Joint Venture completed the NCI Transaction, paid in the form of 15,314,494 Common Units, 1,958,429 Series Z Preferred Units, $382.0 million cash draw from a term loan entered into by subsidiaries of the Joint Venture, the assumption by a subsidiary of the Joint Venture of approximately $6.5 million in PACE loan debt and approximately $174.1 million cash contributed by GIC, as a limited partner in the Joint Venture. In connection with the NCI Transaction, GIC will contribute to the Joint Venture an estimated additional $10.9 million in cash, a portion of which will be distributed to the Operating Partnership after transaction costs payable by the Operating Partnership are deducted.

The Operating Partnership and the Joint Venture expect to acquire the Canopy New Orleans upon completion of its construction, which is expected to occur during the first quarter of 2022, for a purchase price of $56.0 million, to be paid in the form of 550,180 Common Units, 41,571 Series Z Preferred Units, $21.4 million cash and $28.0 million cash proceeds from a delayed draw on the term loan entered into by subsidiaries of the Joint Venture.

Equity Transactions

On January 28, 2022, our board of directors declared cash dividends of $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock and $0.3671875 per share of 5.875% Series F Cumulative Redeemable Preferred Stock.

Our board of directors also declared on behalf of the Operating Partnership, a cash dividend of $0.171354 per unit of the Operating Partnership's 5.25% Series Z Cumulative Perpetual Preferred Units that were issued on January 13, 2022 as part of the NCI Transaction.

These dividends are payable February 28, 2022 to stockholders of record on February 14, 2022.

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

Our interest rate derivatives are based on USD-LIBOR. In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified SOFR as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Company has contracts that are indexed to LIBOR and is monitoring and evaluating the related changes and risks. LIBOR will cease to be available after 2021. The transition from LIBOR to SOFR or another benchmark interest rate will result in a different calculation of our variable interest rates that are currently indexed to LIBOR. Our 2018 Senior Credit Facility, 2018 Term Loan, 2017 Term Loan and Joint Venture Credit Facility have each been amended to accommodate the transition from LIBOR to SOFR.

At December 31, 2021, we were party to four interest rate derivative agreements pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

			Notional Amount
Contract date	Effective Date	Expiration Date	December 31, 2021
October 2, 2017	January 29, 2018	January 31, 2023	$100,000
October 2, 2017	January 29, 2018	January 31, 2023	100,000
June 11, 2018	September 28, 2018	September 30, 2024	75,000
June 11, 2018	December 31, 2018	December 31, 2025	125,000
			$400,000

     At December 31, 2021, after giving effect to our interest rate derivative agreements, $842.9 million, or 77.9%, of our debt had fixed interest rates and $238.5 million, or 22.1%, had variable interest rates.  At December 31, 2020, after giving effect to our interest rate derivative agreements, $545.8 million, or 49.5%, of our debt had fixed interest rates and $555.7 million, or 50.5%, had variable interest rates. Taking into consideration our existing interest rate swaps an increase or decrease in interest rates of 1.0% would decrease or increase, respectively, our cash flows by approximately $2.4 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. At December 31, 2021, we have scheduled payments of principal on debt in 2022 totaling approximately $4.3 million and maturities of $62.0 million.

Item 8.        Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are included on pages F-1 through F-46 of this Annual Report on Form 10-K and are incorporated by reference herein.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that we had effective internal control over financial reporting as of December 31, 2021.

Ernst & Young LLP, our independent registered public accounting firm, has issued an auditor’s attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. This report is included in "Part II – Item 8. – Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the three months ended December 31, 2021.

Item 9B.    Other Information.

On February 22, 2022, we filed with the Maryland State Department of Assessments and Taxation articles supplementary to reclassify 5,000,000 authorized but unissued shares of Series D Preferred Stock as shares of our preferred stock without designation. Such articles supplementary are filed with this Annual Report on Form 10-K as Exhibit 3.11.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

 PART III

Item 10.                        Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Definitive Proxy Statement on Schedule 14A (the “2022 Proxy Statement”) for the 2022 Annual Meeting of Stockholders.

On December 2, 2021, Daniel P. Hansen, Executive Chairman of the Company, notified the Company of his intent to retire from his position as Executive Chairman effective January 1, 2022. Mr. Hansen will continue to serve as a non-employee director on our board of directors until his term expires at the Company’s 2022 annual meeting of stockholders. There were no disagreements between Mr. Hansen and the Company.

In connection with Mr. Hansen’s retirement, the Company announced the appointment of Jeffrey W. Jones as non-executive Chairman of the Board, effective January 1, 2022.

Item 11.                          Executive Compensation.

The information required by this item is incorporated by reference to our 2022 Proxy Statement.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2021 with respect to our securities that may be issued under existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Summit Hotel Properties, Inc. Stockholders (1)	—	$—	3,662,423
Total	—	$—	3,662,423
(1)  Consists of our Equity Plan.

The following table represents common shares retained by the Company for employee taxes due upon vesting of equity awards during the year ended December 31, 2021:

Period	Total Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2021 - March 31, 2021	155,605	$10.29	—	—
December 1, 2021 - December 31, 2021	111,863	$9.76	—	—
Total	267,468		—

The other information required by this item is incorporated by reference to our 2022 Proxy Statement.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our 2022 Proxy Statement.

Item 14.                          Principal Accountant Fees and Services.

The information required by this item regarding our principal accountant, Ernst & Young LLP (PCAOB ID No. 42), is incorporated by reference to our 2022 Proxy Statement.

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

3.6
Articles Supplementary designating the Company’s 6.45% Series D Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to Registration Statement on Form 8-A filed by Summit Hotel Properties, Inc. on June 24, 2016).

3.7	Articles of Amendment of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 19, 2017).
3.8	Articles Supplementary of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 19, 2017).
3.9
Articles Supplementary to the Articles of Amendment and Restatement of Summit Hotel Properties, Inc. designating the Company’s 6.250% Series E Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.7 to Registration Statement on Form 8-A filled by Summit Hotel Properties, Inc. on November 8, 2017).

3.10
Articles Supplementary to the Articles of Amendment and Restatement of Summit Hotel Properties, Inc. designating the Company’s 5.875% Series F Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.10 to Registration Statement on Form 8-A filed by Summit Hotel Properties, Inc. on August 11, 2021).

3.11†	Maryland State Department of Assessments and Taxation Articles Supplementary.
3.12	Second Amended and Restated Bylaws of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on May 19, 2017).
3.13
First Amendment to the Second Amended and Restated Bylaws of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on August 26, 2019).

3.14
First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP, dated February 14, 2011, as amended (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 6, 2013).

3.15
First Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on October 28, 2011).

3.16
Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on April 16, 2012).

3.17
Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on December 7, 2012).

3.18
Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on March 19, 2013).

3.19
Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the SEC on June 24, 2016).

3.20
Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP. (incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 2, 2016).

3.21
Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on November 8, 2017).

3.22
Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP. (incorporated by reference to Exhibit 3.19 of the Annual Report filed by Summit Hotel Properties, Inc. on February 21, 2018).

3.23
Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on August 11, 2021).

3.24
Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 14, 2022).

4.1
Specimen certificate of common stock of Summit Hotel Properties, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on February 7, 2011).

4.2†	Description of the registrant's securities.
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

10.10*
Summit Hotel Properties, Inc. 2011 Equity Incentive Plan, as amended and restated effective May 13, 2021 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed by Summit Hotel Properties, Inc. on March 26, 2021).

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

10.19*
Employment Agreement, dated December 17, 2020, between Summit Hotel Properties, Inc. and William Conkling (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on April 28, 2021).

10.20*
First Amendment to Stock Award Agreement (Performance Shares), dated December 31, 2021, between Summit Hotel Properties, Inc. and Daniel P. Hansen (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 5, 2022).

10.21*
First Amendment to Stock Award Agreement (Performance Shares), dated December 31, 2021, between Summit Hotel Properties, Inc. and Daniel P. Hansen (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 5, 2022).

10.22*
Mutual Release of Claims, dated January 24, 2018, between Summit Hotel Properties, Inc. and Daniel P. Hansen (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 5, 2022).

10.23*
First Amendment to Stock Award Agreement (Performance Shares), dated January 24, 2018, between Summit Hotel Properties, Inc. and Greg A. Dowell (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 26, 2018).

10.24*
Form of Indemnification Agreement between Summit Hotel Properties, Inc. and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010).

10.25
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

10.27
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

10.28
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

10.30
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

10.31
Third Amendment to Credit Agreement dated April 29, 2021 among Summit JV MR 1, LLC, as borrower, Summit Hospitality JV, LP, as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, Bank of America, N.A., as administrative agent, and the lenders party to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 4, 2021).

10.32
Registration Rights Agreement dated January 13, 2022 among Summit Hotel Properties, Inc. and Bright Force Investment, LLC, Sagestar Family, LLC and C&D Family Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 14, 2022).

10.33
Director Nomination Agreement dated January 13, 2022 among Summit Hotel Properties, Inc. and Bright Force Investment, LLC, Sagestar Family, LLC and C&D Family Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 14, 2022).

10.34
Tax Protection Agreement dated January 13, 2022 among Summit Hotel OP, LP and Newcrestimage Holdings, LLC, Sagestar Family, LLC and C&D Family Holding, LLC, LLC, (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 14, 2022).

10.35
$410 Million Credit Agreement, dated January 13, 2022, among Summit JV MR 2, LLC, Summit JV MR 3, LLC and Summit NCI NOLA BR 184, LLC as borrowers, Summit Hospitality JV, LP, as parent, each party executing the credit facility documentation as a guarantor, Bank of America, N.A., as administrative agent and initial lender, Wells Fargo Bank, National Association as syndication agent and initial lender, BofA Securities, Inc., as joint lead arranger and joint bookrunner and Wells Fargo Securities, LLC as joint lead arranger and joint bookrunner (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 14, 2022).

21.1†	List of Subsidiaries of Summit Hotel Properties, Inc.
23.1†	Consent of Ernst & Young, LLP
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document
104(1)	The cover page for Summit Hotel Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021 (formatted in Inline XBRL and contained in Exhibit 101).
 * Management contract or compensatory plan or arrangement.
† Filed herewith
(1) Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: February 23, 2022	By:	/s/ Jonathan P. Stanner
Jonathan P. Stanner
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey W. Jones	Chairman of the Board of Directors	February 23, 2022
Jeffrey W. Jones

/s/ Jonathan P. Stanner	President, Chief Executive Officer and Director	February 23, 2022
Jonathan P. Stanner	(principal executive officer)

/s/ William H. Conkling	Executive Vice President and Chief Financial Officer	February 23, 2022
William H. Conkling	(principal financial officer)

/s/ Paul Ruiz	Senior Vice President and Chief Accounting Officer	February 23, 2022
Paul Ruiz	(principal accounting officer)

/s/ Amina Belouizdad	Director	February 23, 2022
Amina Belouizdad

/s/ Daniel P. Hansen	Director	February 23, 2022
Daniel P. Hansen

/s/ Bjorn R. L. Hanson	Director	February 23, 2022
Bjorn R. L. Hanson

/s/ Kenneth J. Kay	Director	February 23, 2022
Kenneth J. Kay

/s/ Mehulkumar B. Patel	Director	February 23, 2022
Mehulkumar B. Patel

/s/ Thomas W. Storey	Director	February 23, 2022
Thomas W. Storey

/s/ Hope S. Taitz	Director	February 23, 2022
Hope S. Taitz

SUMMIT HOTEL PROPERTIES, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Summit Hotel Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Hotel Properties, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

Loss on Impairment of Assets
Description of the Matter
Investment in hotel properties, net, including hotel properties under development totaled $2.1 billion at December 31, 2021. As explained in Note 2 of the consolidated financial statements, hotel properties are evaluated by management for impairment when indicators are present. When such indicators are identified, management prepares a recoverability analysis using undiscounted cash flows and if this analysis fails, management recognizes an impairment when the estimated fair value of the property is less than the carrying value.

Auditing the Company's impairment assessment for investment in hotel properties is challenging because of the subjective auditor judgment necessary in evaluating management’s identification of indicators of potential impairment and the related assessment of the severity of such indicators in determining whether a triggering event has occurred that requires the Company to evaluate the recoverability of the asset.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s hotel properties impairment review process. For example, we tested controls over management’s process for identifying and evaluating potential impairment indicators.

Our procedures with regards to the Company’s evaluation for indicators of impairment included, among others, testing the completeness and accuracy of management’s impairment analysis and evaluating management’s judgments determining whether indicators of impairment on hotel properties were present. For example, we performed inquiries of management, considered historical operating results and the current market conditions, performed an assessment using both internally and externally available information, and read the minutes of the meetings of the Board of Directors.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Austin, Texas

February 23, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Summit Hotel Properties, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Summit Hotel Properties, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Summit Hotel Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Austin, Texas
February 23, 2022

Summit Hotel Properties, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2021	2020
ASSETS
Investment in hotel properties, net	$2,091,973	$2,105,946
Undeveloped land	1,500	1,500
Assets held for sale, net	425	425
Cash and cash equivalents	64,485	20,719
Restricted cash	32,459	18,177
Investment in real estate loans, net	—	23,689
Right-of-use assets, net	26,942	28,420
Trade receivables, net	14,476	11,775
Prepaid expenses and other	24,496	9,763
Deferred charges, net	4,347	4,429
Other assets	3,799	8,176
Total assets	$2,264,902	$2,233,019
LIABILITIES AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,069,797	$1,094,745
Lease liabilities, net	17,232	18,438
Accounts payable	4,462	2,674
Accrued expenses and other	66,219	65,099
Total liabilities	1,157,710	1,180,956
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.45% Series D - 3,000,000 shares issued and outstanding at December 31, 2020 (aggregate liquidation preference of $75,417 at December 31, 2020)	—	30
6.25% Series E - 6,400,000 shares issued and outstanding at December 31, 2021 and 2020 (aggregate liquidation preference of $160,861 at December 31, 2021 and 2020)	64	64
5.875% Series F - 4,000,000 shares issued and outstanding at December 31, 2021 (aggregate liquidation preference of $100,506 at December 31, 2021)	40	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 106,337,724 and 105,708,787 shares issued and outstanding at December 31, 2021 and 2020, respectively	1,063	1,057
Additional paid-in capital	1,225,184	1,197,320
Accumulated other comprehensive loss	(15,639)	(30,716)
Accumulated deficit and distributions in excess of retained earnings	(262,639)	(179,013)
Total stockholders’ equity	948,073	988,742
Non-controlling interests in operating partnership	793	1,111
Non-controlling interests in joint venture (Note 9)	158,326	62,210
Total equity	1,107,192	1,052,063
Total liabilities and equity	$2,264,902	$2,233,019

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2021	2020	2019
Revenues:
Room	$334,338	$215,506	$505,342
Food and beverage	7,299	6,444	23,785
Other	20,289	12,513	20,221
Total revenues	361,926	234,463	549,348
Expenses:
Room	74,781	53,784	112,244
Food and beverage	4,856	5,416	18,552
Other hotel operating expenses	123,626	96,506	158,181
Property taxes, insurance and other	41,350	44,691	44,220
Management fees	9,858	6,276	16,575
Depreciation and amortization	105,955	109,619	99,445
Corporate general and administrative	29,428	20,985	23,622
Transaction costs	3,849	—	—
(Reversal of) provision for credit losses	(2,632)	4,821	—
Loss on impairment and write-off of assets	4,361	1,759	2,521
Total expenses	395,432	343,857	475,360
Gain (loss) on disposal of assets, net	240	(16)	45,418
Operating (loss) income	(33,266)	(109,410)	119,406
Other income (expense):
Interest expense	(43,368)	(43,300)	(41,030)
Other income, net	9,523	4,841	5,472
Total other expense	(33,845)	(38,459)	(35,558)
(Loss) income from continuing operations before income taxes	(67,111)	(147,869)	83,848
Income tax expense (Note 14)	(1,473)	(1,376)	(1,500)
Net (loss) income	(68,584)	(149,245)	82,348
Less: Loss (income) attributable to non-controlling interests:
Operating Partnership	115	271	(157)
Joint venture	2,896	5,635	419
Net (loss) income attributable to Summit Hotel Properties, Inc.	(65,573)	(143,339)	82,610
Preferred dividends	(15,431)	(14,838)	(14,838)
Premium on redemption of preferred stock	(2,710)	—	—
Net (loss) income attributable to common stockholders	$(83,714)	$(158,177)	$67,772
(Loss) earnings per share:
Basic and diluted	$(0.80)	$(1.52)	$0.65
Weighted average common shares outstanding:
Basic	104,471	104,141	103,887
Diluted	104,471	104,141	103,939
Dividends per common share	$—	$0.18	$0.72

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net (loss) income	$(68,584)	$(149,245)	$82,348
Other comprehensive (loss) income, net of tax:
Changes in fair value of derivative financial instruments	15,127	(14,673)	(14,596)
Comprehensive (loss) income	(53,457)	(163,918)	67,752
Comprehensive loss (income) attributable to non-controlling interests:
Operating Partnership	94	296	(123)
Joint venture	2,896	5,635	419
Comprehensive (loss) income attributable to Summit Hotel Properties, Inc.	(50,467)	(157,987)	68,048
Preferred dividends	(15,431)	(14,838)	(14,838)
Premium on redemption of preferred stock	(2,710)	—	—
Comprehensive (loss) income attributable to common stockholders	$(68,608)	$(172,825)	$53,210

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2021, 2020 and 2019
(in thousands, except share amounts)

	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit and Distributions in Excess of Retained Earnings)	Total Shareholders’ Equity	Non-controlling Interests
									Operating Partnership	Joint Venture	Total Equity
Balance at December 31, 2018	9,400,000	$94	104,783,179	$1,048	$1,185,310	$(1,441)	$4,838	$1,189,849	$2,295	$—	$1,192,144
Contribution by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	68,712	68,712
Common stock redemption of common units	—	—	50,244	1	475	(31)	—	445	(445)	—	—
Dividends	—	—	—	—	—	—	(89,731)	(89,731)	(178)	(490)	(90,399)
Equity-based compensation	—	—	410,432	4	6,201	—	—	6,205	14	—	6,219
Shares acquired for employee withholding requirements	—	—	(74,340)	(1)	(838)	—	—	(839)	—	—	(839)
Other	—	—	—	—	(199)	—	—	(199)	—	—	(199)
Other comprehensive loss	—	—	—	—	—	(14,562)	—	(14,562)	(34)	—	(14,596)
Net income (loss)	—	—	—	—	—	—	82,610	82,610	157	(419)	82,348
Balance at December 31, 2019	9,400,000	94	105,169,515	1,052	1,190,949	(16,034)	(2,283)	1,173,778	1,809	67,803	1,243,390
Contribution by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	622	622
Common stock redemption of common units	—	—	47,279	—	410	(34)	—	376	(376)	—	—
Dividends	—	—	—	—	—	—	(33,391)	(33,391)	(37)	(580)	(34,008)
Equity-based compensation	—	—	557,338	6	6,459	—	—	6,465	11	—	6,476
Shares acquired for employee withholding requirements	—	—	(65,345)	(1)	(468)	—	—	(469)	—	—	(469)
Other	—	—	—	—	(30)	—	—	(30)	—	—	(30)
Other comprehensive loss	—	—	—	—	—	(14,648)	—	(14,648)	(25)	—	(14,673)
Net loss	—	—	—	—	—	—	(143,339)	(143,339)	(271)	(5,635)	(149,245)
Balance at December 31, 2020	9,400,000	94	105,708,787	1,057	1,197,320	(30,716)	(179,013)	988,742	1,111	62,210	1,052,063
Net proceeds from sale of preferred stock	4,000,000	40	—	—	96,577	—	—	96,617	—	—	96,617
Redemption of preferred stock	(3,000,000)	(30)	—	—	(72,260)	—	(2,710)	(75,000)	—	—	(75,000)
Contribution by non-controlling interest in joint venture	—	—	—	—	16,444	—	—	16,444	—	99,102	115,546
Purchases of capped call options	—	—	—	—	(21,131)	—	—	(21,131)	—	—	(21,131)
Common stock redemption of common units	—	—	36,945	—	268	(29)	—	239	(239)	—	—
Dividends	—	—	—	—	—	—	(15,343)	(15,343)	—	(90)	(15,433)
Equity-based compensation	—	—	859,460	9	10,657	—	—	10,666	15	—	10,681
Shares acquired for employee withholding requirements	—	—	(267,468)	(3)	(2,691)	—	—	(2,694)	—	—	(2,694)
Other comprehensive income	—	—	—	—	—	15,106	—	15,106	21	—	15,127
Net loss	—	—	—	—	—	—	(65,573)	(65,573)	(115)	(2,896)	(68,584)
Balance at December 31, 2021	10,400,000	$104	106,337,724	$1,063	$1,225,184	$(15,639)	$(262,639)	$948,073	$793	$158,326	$1,107,192
See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(68,584)	$(149,245)	$82,348
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	105,955	109,619	99,445
Amortization of deferred financing costs	4,353	2,267	1,485
Loss on impairment and write-off of assets	4,361	1,759	2,521
(Reversal of) provision for credit losses	(2,632)	4,821	—
Equity-based compensation	10,681	6,476	6,219
Deferred tax asset, net	(19)	2,056	(12)
(Gain) loss on disposal of assets, net	(240)	16	(45,418)
Non-cash interest income	(1,042)	(2,848)	(2,477)
Debt transaction costs	220	365	1,892
Other	412	384	469
Changes in operating assets and liabilities:
Trade receivables, net	(2,701)	1,286	511
Prepaid expenses and other	(1,362)	(997)	552
Accounts payable	1,854	(1,422)	(314)
Accrued expenses and other	14,795	(16,589)	1,257
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	66,051	(42,052)	148,478
INVESTING ACTIVITIES
Acquisitions of hotel properties and land	(59,036)	—	(282,557)
Improvements to hotel properties	(20,356)	(22,632)	(59,268)
Proceeds from asset dispositions, net	—	—	165,724
Contract termination payment for asset disposition	—	(2,200)	—
Funding of real estate loans and related expenses	(10,045)	(9,909)	(8,363)
Proceeds from principal payments on real estate loans	25,800	4,031	2,300
Increase in escrow deposits and deferred acquisition costs	(10,607)	—	—
NET CASH USED IN INVESTING ACTIVITIES	(74,244)	(30,710)	(182,164)
FINANCING ACTIVITIES
Proceeds from issuance of debt	331,767	202,500	360,000
Principal payments on debt	(351,932)	(123,748)	(302,287)
Proceeds from equity offerings, net of issuance costs	96,617	—	—
Redemption of preferred stock	(75,000)	—	—
Purchases of capped call options	(21,131)	—	—
Dividends paid	(15,521)	(34,248)	(90,783)
Proceeds from contribution by non-controlling interests in joint venture	115,546	622	68,712
Financing fees on debt and other issuance costs	(11,411)	(2,832)	(3,840)
Repurchase of common shares for withholding requirements	(2,694)	(469)	(839)
NET CASH PROVIDED BY FINANCING ACTIVITIES	66,241	41,825	30,963
Net change in cash, cash equivalents and restricted cash	58,048	(30,937)	(2,723)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	38,896	69,833	72,556
End of period	$96,944	$38,896	$69,833
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$37,509	$40,927	$41,648
Accrued improvements to hotel properties	$(3,399)	$(2,142)	$(4,856)
Cash payments for income taxes, net of refunds	$(557)	$(463)	$(229)
Mortgage debt assumed for acquisitions of hotel properties	$13,267	$—	$—

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

We focus on owning premium-branded hotels with efficient operating models primarily in the Upscale segment of the lodging industry. At December 31, 2021, our portfolio consisted of 74 hotels with a total of 11,518 guestrooms located in 23 states. At December 31, 2021, we own 100% of the outstanding equity interests in 61 of 74 of our hotels. We own a 51% controlling interest in 13 hotels through a joint venture.

As of December 31, 2021, 90% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 96% were located within the top 100 MSAs and all of our hotel guestrooms operated under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”) and InterContinental® Hotels Group (“IHG”).

In January 2022, we significantly expanded the size of our portfolio with the acquisition of 26 hotel properties, containing an aggregate of 3,533 guestrooms, and two parking structures, containing 1,002 spaces for an aggregate purchase price of $766.0 million from NewcrestImage (the "NCI Transaction"). As part of the same portfolio purchase, we expect to complete the purchase of one additional hotel, the 176-guestroom Canopy by Hilton New Orleans (the “Canopy New Orleans”) upon completion of its construction, which is expected to occur during the first quarter of 2022, for a purchase price of $56.0 million. The portfolio acquisition was completed through our joint venture. For additional information, see our Current Report on Form 8-K filed on January 14, 2022.

As of February 11, 2022, including the NCI Transaction, our portfolio consisted of 100 hotels with a total of 15,051 guestrooms located in 24 states. We own our hotels fee simple, except for five hotels which are subject to ground leases. As of February 11, 2022, we own 100% of the outstanding equity interests in 61 of 100 of our hotels. We own a 51% controlling interest in 39 hotels through a joint venture. As of February 11, 2022, 86% of our guestrooms were located in the top 50 MSAs and 91% were located within the top 100 MSAs.

We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. To qualify as a REIT, we cannot operate or manage our hotels. Accordingly, all of our hotels are leased to our taxable REIT subsidiaries (“TRS Lessees”).

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the effects of the pandemic caused by the novel coronavirus, designated as COVID-19 (“COVID-19”) and its variants (the "Pandemic"), for at least the near future. The Pandemic has had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline in all forms of travel, both domestic and international, and a significant decline in hotel demand. These conditions resulted in a substantial decline in our revenues, profitability and cash flows from operations beginning in March 2020.

During 2021, we experienced improvement in our business driven primarily by leisure travel and to a lesser extent modest improvement in other demand segments. The improvement was the result of a significant increase in the administration of vaccines globally as well as the easing of government restrictions and guidance in most jurisdictions. A recovery in business travel and group business has been slower to date. We anticipate that continued improvement in operating trends will be dependent on continued growth in leisure travel and a recovery of business travel. More broadly, a return to normalized levels of operations is dependent upon the dissipation of concerns related to the Pandemic, continued easing of government restrictions and guidance, restoration of consumer confidence, and a recovery in corporate and overall travel-related demand.

Beginning in March 2020, the Company took several actions to reduce costs and manage liquidity to mitigate the effects of the Pandemic on the Company. We continue to engage in certain steps to reduce costs and manage liquidity while taking appropriate actions to maintain guest safety and satisfaction.

It is currently extremely difficult to predict the length of time it will take for us to return to pre-pandemic operational and financial performance. Despite the uncertainty, based on the actions we have taken, we believe we have sufficient cash and access to liquidity to meet our obligations for at least the next twelve months and beyond, and to continue to pursue selective growth opportunities.

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

We regularly review the collectability of our trade receivables. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.2 million at December 31, 2021 and $0.4 million at December 31, 2020. Bad debt expense was $0.4 million, $0.6 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Leases

In accordance with ASU No. 2016-02, Leases (Topic 842), we record the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet for all leases with a term of greater than 12 months regardless of their classification.

Several of our hotels lease retail or restaurant space to third-party tenants. The majority of our third-party tenants requested rent deferrals to ease the negative financial effects of the Pandemic on their businesses. We have primarily negotiated rent deferrals with these tenants that defer rent for a specified number of months and require repayment of the deferred rent over a negotiated period of time. We have adopted a policy that the deferrals are not a change in the provisions of the lease. As such, we are accounting for the concessions using the rights and obligations of the existing lease and recognizing a short-term lease receivable in the period that the cash payment is owed.

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

We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. Due to the effects of the Pandemic, certain of our TRSs have incurred operating losses in the past and are expected to be in a cumulative loss for the foreseeable future. As such, the realizability of our deferred tax assets at December 31, 2021 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all of our deferred tax assets at December 31, 2021.

We perform a review of any uncertain tax positions and if necessary, will record expected future tax consequences of uncertain tax positions in the financial statements.

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

Use of Estimates

Our Consolidated Financial Statements are prepared in conformity with GAAP, which requires us to make estimates based on assumptions about current and, for some estimates, future economic and market conditions that affect reported amounts and related disclosures in our Consolidated Financial Statements. Although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could materially differ from our expectations, which could materially affect our consolidated financial position and results of operations. In particular, a number of estimates have been and will continue to be affected by the ongoing Pandemic.

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

ASU No. 2020-06 is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We elected to adopt ASU No. 2020-06 effective January 1, 2021 in connection with our Convertible Notes Offering closed on January 12, 2021 as described in "Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt." In accordance with the provisions of ASU No. 2020-06, we recorded the convertible notes entirely as a liability and we will use the if-converted method for diluted share calculations.

NOTE 3 –– INVESTMENT IN HOTEL PROPERTIES, NET

Investment in Hotel Properties, net

Investment in hotel properties, net at December 31, 2021 and 2020 include (in thousands):

	2021	2020
Land	$323,276	$319,603
Hotel buildings and improvements	2,127,782	2,066,986
Furniture, fixtures and equipment	167,245	173,351
Construction in progress	18,321	8,903
Intangible assets	10,834	11,231
Real estate development loan	27,595	16,508
	2,675,053	2,596,582
Less - accumulated depreciation	(583,080)	(490,636)
	$2,091,973	$2,105,946

During the year ended December 31, 2019, we provided a mezzanine loan to fund up to $28.9 million for a mixed-use development project that includes a hotel property, retail space, and parking. In December 2021, we modified the loan agreement to increase the Company's funding commitment by $1.0 million. We have classified the mezzanine loan as Investment in hotel properties, net in our Consolidated Balance Sheets at December 31, 2021 and 2020 (See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 4 – Investment in Real Estate Loans" for further information).

Depreciation expense was $105.5 million, $109.2 million, and $99.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Intangible assets included in Investment in hotel properties, net in our Consolidated Balance Sheets include the following (in thousands):

	Weighted Average Amortization Period (in Years)	2021	2020
Intangible assets:
Air rights (1)	n/a	$10,754	$10,754
In-place lease agreements		—	397
Other	n/a	80	80
		10,834	11,231
Less - accumulated amortization		—	(310)
Intangible assets, net		$10,834	$10,921

(1)    In conjunction with the acquisition of the Courtyard by Marriott - Charlotte, NC, the Company acquired certain air rights related to the hotel property.

Hotel Property Acquisitions

Hotel property acquisitions in 2021 were as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Guestrooms	Purchase Price
Year Ended December 31, 2021
July 9, 2021	Residence Inn by Marriott	Steamboat Springs, CO	110	$33,000
December 21, 2021	Embassy Suites	Tucson, AZ	120	25,500
			230	$58,500	(1)

(1)       The net assets acquired in 2021 were purchased for $58.5 million plus the purchase of $0.2 million of net working capital assets, capitalized transaction costs of $0.4 million, and restricted cash reserves of $5.1 million. Additionally, the Company assumed debt of $13.3 million and paid deferred financing costs totaling $0.2 million. We own a 51% controlling interest in these hotel properties through a consolidated joint venture.

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

2021
Land	$3,673
Hotel buildings and improvements	52,226
Furniture, fixtures and equipment	2,946
Restricted cash reserves	5,118
Other assets	405
Total assets acquired	64,368
Debt assumed	(13,267)
Deferred financing costs	236
Other liabilities	(214)
Net assets acquired (1)	$51,123

(1)       The net assets acquired in 2021 were purchased for $58.5 million plus the purchase of $0.2 million of net working capital assets, capitalized transaction costs of $0.4 million, and restricted cash reserves of $5.1 million. Additionally, the Company assumed debt of $13.3 million and paid deferred financing costs totaling $0.2 million.

All hotel purchases completed in 2021 were deemed to be the acquisition of assets. Therefore, acquisition costs related to these transactions have been capitalized as part of the recorded amount of the acquired assets.

On May 1, 2021, the Company contributed a portfolio of six hotels containing 846 guestrooms to our consolidated joint venture with an affiliate of GIC, Singapore’s sovereign wealth fund. The estimated market value of the portfolio of hotel properties was $172.0 million and GIC contributed $84.3 million in cash for its 49% interest in the joint venture after the completion of the transfer of the six hotels. The transfer of the six hotel properties was recorded by the joint venture at the Company's net book values as of the transfer date since the transaction was a transfer of assets between entities under common control. The excess of the $84.3 million of cash contributed by GIC over 49% of the net carrying amount of the assets transferred totaling $16.4 million was recorded in Additional paid-in capital. Transfer taxes of $1.8 million and legal costs of $0.3 million related to this transaction were recorded as Transaction costs during 2021. GIC, our joint venture partner, paid 49%, or $0.9 million, of the $1.8 million transfer tax which is reflected in non-controlling interest on our Consolidated Statement of Operations.

On November 2, 2021, the Operating Partnership and Summit Hospitality JV, LP, the Company’s joint venture with GIC, Singapore’s sovereign wealth fund (the “Joint Venture”), entered into a Contribution and Purchase Agreement (the “Contribution and Purchase Agreement”) with NewcrestImage Holdings, LLC, a Delaware limited liability company, and NewcrestImage Holdings II, LLC, a Delaware limited liability company (together, “NewcrestImage”), to purchase from NewcrestImage a portfolio of 27 hotel properties, containing an aggregate of 3,709 guestrooms, and two parking structures, containing 1,002 spaces (such hotels and parking structures, the “Portfolio”), and various financial incentives for an aggregate purchase price of $822.0 million.

On January 13, 2022, the Operating Partnership and the Joint Venture completed the acquisition of the Portfolio except for one hotel property, the 176-guestroom Canopy New Orleans, which is still under construction, for an aggregate purchase price of $766.0 million, paid in the form of 15,314,494 Common Units (deemed value of $10.0853 per unit), 1,958,429 preferred units of limited partnership of the Operating Partnership newly designated as 5.25% Series Z Cumulative Perpetual Preferred Units (Liquidation Preference $25 Per Unit) (“Series Z Preferred Units”), $382.0 million cash draw from a term loan entered into by subsidiaries of the Joint Venture, the assumption by a subsidiary of the Joint Venture of approximately $6.5 million in PACE loan debt and approximately $174.1 million cash contributed by GIC, as a limited partner in the Joint Venture. In connection with the NCI Transaction, GIC will contribute to the Joint Venture an estimated additional $10.9 million in cash, a portion of which will be distributed to the Operating Partnership after transaction costs payable by the Operating Partnership are deducted. The purchase price paid to complete the NCI Transaction has not been allocated to the net assets acquired as we are in the process of determining the values of the assets and liabilities. The purchase price allocation for the NCI Transaction will be completed during the first quarter of 2022.

The Operating Partnership and the Joint Venture expect to acquire the Canopy New Orleans upon completion of its construction, which is expected to occur during the first quarter of 2022, for a purchase price of $56.0 million, to be paid in the form of 550,180 Common Units, 41,571 Series Z Preferred Units, $21.4 million cash and $28.0 million cash proceeds from a delayed draw on the term loan entered into by subsidiaries of the Joint Venture.

Loss on Impairment and Write-off of Assets

During the years ended December 31, 2021 and 2020, the Company recorded charges to Loss on impairment and write-off of assets of $4.4 million and $1.8 million, respectively, on its purchase options related to real estate development loans. See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 10 – Fair Value Measurement" for further information.

NOTE 4 — INVESTMENT IN REAL ESTATE LOANS

Investment in real estate loans, net at December 31, 2021 and 2020 is as follows (in thousands):

	2021	2020
Real estate loans	$2,350	$28,671
Allowance for credit losses	(2,350)	(4,982)
	$—	$23,689

The amortized cost bases of our Investment in real estate loans, net approximate their fair value.

Real Estate Development Loans

We provided mezzanine loans on three real estate development projects to fund up to an aggregate of $29.6 million for the development of three hotel properties. The three real estate development loans closed in the fourth quarter of 2017 and each had a stated interest rate of 8% and an initial term of approximately three years.  During the year ended December 31, 2020, one of the real estate development loans with a principal balance of $3.8 million was repaid in full. We had separate options related to each remaining loan (each the "Initial Option") to purchase a 90% interest in each joint venture that owns the respective hotel upon completion of construction. We recorded the aggregate estimated fair value of the Initial Options totaling $4.4 million in Other assets.

The Pandemic adversely affected the operations of the hotels that collateralize the remaining mezzanine loans. As a result, we had an allowance for credit losses of $2.6 million that was recorded in March 2020, to reduce the carrying amounts of the loans to their estimated net realizable values.

We reached an agreement with the borrowers of the mezzanine loans on the two remaining real estate development projects for the full repayment of the loans in the fourth quarter of 2021, which resulted in us foregoing the exercise of the Initial Options. Accordingly, the Company reversed the $2.6 million allowance for credit losses and recorded a Loss on impairment to write-off the carrying amounts of the Initial Options totaling $4.4 million.

During the year ended December 31, 2019, we provided a mezzanine loan to fund up to $28.9 million for a mixed-use development project that includes a hotel property, retail space, and parking. The loan closed in the third quarter of 2019 and has a stated interest rate of 9%. In November 2020, we extended the maturity date of the loan from February 15, 2022 to May 15, 2022. In December 2021, we modified the loan agreement to increase the Company's funding commitment by $1.0 million. The loan is secured by a second mortgage on the development project and a pledge of the equity in the project owner. As of December 31, 2021, we have funded $27.7 million of the loan commitment. Upon completion of construction, we have an option to purchase a 90% interest in the hotel (the “Initial Purchase Option”). We also have the right to purchase the remaining interest in the hotel five years after the completion of construction. We have issued a $10.0 million letter of credit under our senior revolving credit facility to secure the exercise of the Initial Purchase Option. As such, we have classified the loan as Investment in hotel properties, net on our Consolidated Balance Sheets at December 31, 2021. Interest income on the mezzanine loan is recorded in our Consolidated Statement of Operations as it is earned. We have recorded the aggregate estimated fair value of the Initial Purchase Option totaling $2.8 million in Other assets and as a contra-asset to Investment in hotel properties, net. The contra-asset will be amortized as a component of non-cash interest income over the term of the real estate development loan using the straight-line method, which approximates the interest method. During each of the years ended December 31, 2021 and 2020, we amortized $1.1 million as non-cash interest income. Including the amortization of the contra-asset, the current effective interest rate on this loan is approximately 10.6%.

Seller-Financing Loans

On June 29, 2018, we sold the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA for an aggregate selling price of $24.9 million. We provided seller financing totaling $3.6 million on the sale of these properties under two, 3.5 year second mortgage notes with a blended interest rate of 7.38% that are further collateralized by a personal guarantee from the principal of the borrower. As of December 31, 2021, there was $2.4 million outstanding on the seller-financing loans. During the year ended December 31, 2020, we recorded an allowance for credit losses in an amount equal to the outstanding balance of the loans.

On June 1, 2021, we amended the terms of the seller-financing loans and extended the maturity date of each loan to December 31, 2022. Interest will accrue at a rate of 9.00% monthly, including 5.00% payable in cash and 4.00% paid-in-kind. Semi-annual principal payments of $0.3 million are scheduled to begin on April 1, 2022. In connection with the modifications, the borrower paid all interest due through May 31, 2021. As a result, the Company recognized interest income related to these loans of $0.4 million during the year ended December 31, 2021.

NOTE 5 — SUPPLEMENTAL BALANCE SHEET INFORMATION

Assets Held for Sale, net

Assets held for sale at December 31, 2021 and 2020 consists of a land parcel in Flagstaff, AZ, which is being marketed for sale.

Restricted Cash

Restricted cash at December 31, 2021 and 2020 was as follows (in thousands):

	2021	2020
FF&E reserves	$23,587	$16,094
Property taxes	2,132	1,469
Other	6,740	614
	$32,459	$18,177

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

On April 13, 2020, as a result of the Pandemic, Marriott International, Inc. (“Marriott”) agreed to allow us to use $1.6 million of cash deposited in FF&E Reserve Accounts for seven of our Marriott-branded hotels managed by Marriott affiliates (“Marriott Hotels”) to pay for the working capital needs of the respective hotels. In addition, Marriott released $8.9 million to us from the FF&E Reserve Accounts (“Borrowed Reserve”) of the Marriott Hotels for general corporate purposes. The Borrowed Reserve must be replenished into the respective FF&E Reserve Accounts in ten equal monthly installments beginning on the date that is twelve months prior to the next scheduled renovation date for each of the Marriott Hotels (“Renovation Date”) or in a lump sum payment no later than sixty days prior to each respective Renovation Date. We do not expect to replenish any of the Borrowed Reserve over the next twelve months. During January 2021, we transitioned the management of the Courtyard by Marriott - Fort Worth, TX from Marriott to Aimbridge Hospitality. As such, we are no longer obligated to replenish $0.5 million of the Borrowed Reserve.

Furthermore, Marriott suspended our obligation to fund monthly FF&E reserves for the Marriott Hotels through December 31, 2021.

Prepaid Expenses and Other

Prepaid expenses and other at December 31, 2021 and 2020 included the following (in thousands):

	2021	2020
Deferred acquisition costs(1)	$6,763	$—
Prepaid insurance	6,713	4,123
Escrow deposits(1)	6,000	—
Other	3,329	3,018
Prepaid taxes	1,691	2,622
	$24,496	$9,763

(1) Prepaid acquisition costs and escrow deposits primarily relate to the NCI Transaction which was completed in January 2022. See Note 3 - Investment in Hotel Properties, net.

Deferred Charges

Deferred charges at December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Initial franchise fees	$7,034	$6,795
Less - accumulated amortization	(2,687)	(2,366)
	$4,347	$4,429

Amortization expense for the years ended December 31, 2021, 2020, and 2019 was $0.5 million, $0.5 million and $0.4 million, respectively.

Other Assets

Other assets at December 31, 2021 and 2020 included the following (in thousands):

	2021	2020
Purchase options related to real estate loans	$2,800	$7,161
Other	950	1,013
Deferred tax asset, net	49	2
	$3,799	$8,176

Accrued Expenses and Other

Accrued expenses and other at December 31, 2021 and 2020 included the following (in thousands):

	2021	2020
Accrued property, sales and income taxes	$17,448	$17,713
Derivative financial instruments	15,723	30,850
Accrued salaries and benefits	13,679	6,632
Other accrued expenses at hotels	11,880	5,922
Other	4,794	2,793
Accrued interest	2,695	1,189
	$66,219	$65,099

NOTE 6 –– DEBT

At December 31, 2021, our indebtedness was comprised of borrowings under the 2018 Senior Credit Facility (as defined below), the 2018 Term Loan (as defined below), the 2017 Term Loan (as defined below), the Joint Venture Credit Facility (as defined below), the Convertible Notes (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 3.35% and 3.43% at December 31, 2021 and 2020, respectively.

$600 Million Senior Credit and Term Loan Facility

On December 6, 2018, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $600.0 million senior credit facility (the “2018 Senior Credit Facility”) with Deutsche Bank AG New York Branch, as administrative agent, and a syndicate of lenders. The 2018 Senior Credit Facility is comprised of a $400.0 million revolver (the "$400 Million Revolver") and a $200.0 million term loan facility (the “$200 Million Term Loan”). At December 31, 2021, we had $200.0 million borrowed and $340.0 million available to borrow, after consideration of a $10.0 million letter of credit outstanding, plus an additional $50.0 million available to borrow subject to certain security requirements to be provided to the lender.

Amendments to $600.0 Million Senior Credit Facility

Between May 2020 and November 2021, the Company entered into several amendments to the Credit Agreement of the 2018 Senior Credit Facility (the “Credit Facility Amendments”).

As of December 31, 2021, the cumulative effect of the Credit Facility Amendments resulted in the waiver or adjustment of certain financial and other covenants under the 2018 Senior Credit Facility, for the periods described below:

•Waivers of key financial and certain other covenants in the 2018 Senior Credit Facility for the period April 1, 2020 through March 31, 2022; and
•Beginning on April 1, 2022, adjustments to certain of the key financial covenants go into effect including:
◦Reduction of the Minimum Consolidated Fixed Charge Coverage Ratio through December 31, 2022;
◦Increase of the Maximum Unsecured Leverage Ratio through December 31, 2022;
◦Reduction of the Minimum Unsecured Interest Coverage Ratio through December 31, 2022; and
◦Increases to the Maximum Leverage Ratio, adjusting down beginning in the second quarter of 2022 and continuing through December 31, 2023.

The interest rate on the 2018 Senior Credit Facility is based on a pricing grid ranging from 140 basis points to 240 basis points plus LIBOR for the $400 Million Revolver and 135 basis points to 235 basis points plus LIBOR for the $200 Million Term Loan, depending upon the Company's leverage ratio. The pricing grid was modified under the Credit Facility Amendments such that during the period ending December 31, 2021, or earlier at the Company's election subject to certain requirements (the "Amendment Period"), the applicable margin was at Pricing Level VII, as defined in the 2018 Senior Credit Facility documents. The applicable margin is currently set at Pricing Level VIII. The interest rate at December 31, 2021 for the $200 Million Term Loan was 2.60%. The 2018 Senior Credit Facility has been amended to accommodate the transition from LIBOR to SOFR, when LIBOR is no longer available.

The Credit Facility Amendments require the borrower and certain subsidiaries to pledge to the secured parties all of the equity interests in the entities that own all properties included in the unencumbered asset pool supporting the facility (“Unencumbered Properties”), as well as the equity interests in the TRS lessees related to such Unencumbered Properties until the borrower meets certain conditions for their release. The Credit Facility Amendments also permitted the Company to complete the Convertible Notes Offering (defined below), the Series F preferred shares offering (defined below), and close on the NCI Transaction and enter into the equity transactions and indebtedness related thereto.

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

Certain other typical limitations and conditions for credit facilities of this nature include, among other provisions, limitations on the use of revolving facility advances, certain restrictions on payments of dividends and establishment of a minimum liquidity requirement as indicated above. At December 31, 2021, we were in compliance with all financial covenants.

The 2018 Senior Credit Facility has an accordion feature which will allow the Company to increase the total commitments by an aggregate of up to $300.0 million. The $400 Million Revolver will mature on March 31, 2023 and can be extended to March 31, 2024 at the Company’s option, subject to certain conditions. The $200 Million Term Loan will mature on April 1, 2024.

Term Loans

2018 Term Loan

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a new $225.0 million term loan (the “2018 Term Loan”) with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documentation, which is fully drawn as of December 31, 2021. The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the maturity date of February 14, 2025, subject to certain conditions.

Amendments to $225.0 Million 2018 Term Loan

Between May 2020 and November 2021, the Company entered into several amendments to the First Amended and Restated Credit Agreement (the “2018 Term Loan Amendments”). As of December 31, 2021, the cumulative effect of the changes to the 2018 Term Loan effected by the 2018 Term Loan Amendments are substantially similar to the changes described above effected by the Credit Facility Amendments.

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.35% and 1.95%, depending upon our leverage ratio (as defined in the loan documents). The pricing grid was modified under the 2018 Term Loan Amendments such that during the Amendment Period the applicable margin will be set at Pricing Level VII, as defined in the 2018 Term Loan documents. We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at December 31, 2021 was 2.40%. The 2018 Term Loan has been amended to accommodate the transition from LIBOR to SOFR, when LIBOR is no longer available.

Financial and Other Covenants. We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2018 Term Loan. The 2018 Term Loan Amendments provide that certain financial and other covenants under the 2018 Term Loan were waived or adjusted, which waivers and adjustments are the same as under the amendments to the Company’s 2018 Senior Credit Facility. At December 31, 2021, we were in compliance with all financial covenants.

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

2017 Term Loan

On September 26, 2017, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $225.0 million term loan (the "2017 Term Loan") with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documentation, which 2017 Term Loan has a principal balance of $62.0 million as of December 31, 2021 and matures in November 2022.

Amendments to $225.0 Million 2017 Term Loan

Between May 2020 and November 2021, the Company entered into various amendments to the 2017 Term Loan (the “2017 Term Loan Amendments”). As of December 31, 2021, the cumulative effect of the changes to the 2017 Term Loan effected by the 2017 Term Loan Amendments are substantially similar to the changes described above effected by the Credit Facility Amendments.

The 2017 Term Loan has an accordion feature which allows us to increase the total commitments by an aggregate of $175.0 million prior to the maturity date, subject to certain conditions.

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.45% and 2.25%, depending upon our leverage ratio (as defined in the loan documents). The pricing grid was modified under the 2017 Term Loan Amendments such that during the Amendment Period the applicable margin will be set at Pricing Level VI, as defined in the 2017 Term Loan documents. We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at December 31, 2021 was 2.70%. The 2017 Term Loan has been amended to accommodate the transition from LIBOR to SOFR, when LIBOR is no longer available.

Financial and Other Covenants. We are required to comply with a series of financial and other covenants to draw and maintain borrowings under the 2017 Term Loan. The 2017 Term Loan Amendments provide that certain financial and other covenants under the 2017 Term Loan were waived or adjusted, which waivers and adjustments are the same as under the amendments to the Company’s 2018 Senior Credit Facility. At December 31, 2021, we were in compliance with all financial covenants.

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

The Joint Venture Credit Facility is comprised of a $125.0 million revolving credit facility (the “$125 Million Revolver”) and a $75.0 million term loan (the “$75 Million Term Loan”). The Joint Venture Credit Facility has an accordion feature which will allow us to increase the total commitments by up to $300.0 million, for aggregate potential borrowings of up to $500.0 million on the Joint Venture Credit Facility. At December 31, 2021, we had $68.5 million outstanding under the $125 Million Revolver.

The $125 Million Revolver and the $75 Million Term Loan will mature on October 8, 2023. Each individually can be extended for a single consecutive twelve-month period at the Joint Venture's option, subject to certain conditions.

Interest is paid on revolving credit advances at varying rates based upon, at the Borrower's option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a margin of 2.15% for Eurodollar rate advances, or (ii) LIBOR, plus a margin of 2.15% for LIBOR floating rate advances. The applicable margin for a term loan advance shall be five basis points less than revolving credit advances referenced above. The Joint Venture Credit Facility has been amended to accommodate the transition from LIBOR to SOFR, when LIBOR is no longer available.

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

Certain financial and other covenants under the Joint Venture Credit Facility were waived or adjusted as follows:

•Increase of the Maximum Leverage Ratio through the initial maturity date;
•Reduction of the Fixed Charge Coverage Ratio through March 31, 2022;
•Increase of the Borrowing Base Leverage through the initial maturity date;
•Reduction of the Minimum Borrowing Base Interest Coverage Ratio through March 1, 2022

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

Borrowing Base Assets. The Joint Venture Credit Facility is secured primarily by a first priority pledge of the Borrower's equity interests in the subsidiaries that hold the borrowing base assets financed by the facility, and the related TRS entities, which wholly own the TRS Lessees that lease each of the borrowing base assets. There are currently five hotel properties deemed borrowing base assets and an additional seven hotel properties that may be contributed to the borrowing base to increase borrowing availability.

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

The Convertible Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The Convertible Notes will mature on February 15, 2026 (the “Maturity Date”), unless earlier converted, purchased or redeemed. Prior to August 15, 2025, the Convertible Notes will be convertible only upon certain circumstances and during certain periods. On or after August 15, 2025 and through the Maturity Date, holders may convert any of their Convertible Notes into shares of the Company’s common stock, at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day prior to the Maturity Date, unless the Convertible Notes have been previously purchased or redeemed by the Company. During the year ended December 31, 2021, the Company recorded coupon interest expense of $4.2 million and amortized $1.5 million of the $7.6 million debt issuance costs related to the Convertible Notes Offering. Including the amortization of the debt issuance costs, the current effective interest rate on the Convertible Notes is approximately 2.00%.

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

At December 31, 2021 and 2020 our outstanding indebtedness was as follows (in thousands):

Lender	Reference	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Properties Encumbered	Balance at
						December 31,
					12/31/2021	2021	2020
$600 Million Senior Credit and Term Loan Facility (1)
Deutsche Bank AG New York Branch
$400 Million Revolver		2.65% Variable	n/a	March 31, 2023	n/a	$—	$155,000
$200 Million Term Loan		2.60% Variable	n/a	April 1, 2024	n/a	200,000	200,000
Total Senior Credit and Term Loan Facility						200,000	355,000

Joint Venture Credit Facility (2)
Bank of America, N.A.
$125 Million Revolver		2.55% Variable	n/a	October 8, 2023	n/a	68,500	67,500
$75 Million Term Loan		2.50% Variable	n/a	October 8, 2023	n/a	75,000	75,000
Total Joint Venture Credit Facility						143,500	142,500

Term Loans (1)
Term Loan (KeyBank National Association, as Administrative Agent)		2.70% Variable	n/a	November 25, 2022	n/a	62,000	225,000
Term Loan (KeyBank National Association, as Administrative Agent)		2.40% Variable	n/a	February 14, 2025	n/a	225,000	225,000

Convertible Notes		1.50% Fixed	n/a	February 15, 2026	n/a	287,500	—

Secured Mortgage Indebtedness
KeyBank National Association	(3)	4.46% Fixed	30	February 1, 2023	3	18,545	19,039
	(4)	4.52% Fixed	30	April 1, 2023	3	19,024	19,520
	(5)	4.30% Fixed	30	April 1, 2023	3	18,358	18,852
	(6)	4.95% Fixed	30	August 1, 2023	2	33,155	33,947
MetaBank	(7)	4.44% Fixed	25	July 1, 2027	3	45,070	46,172
Bank of Cascades	(8)	2.10% Variable	25	December 19, 2024	1	7,957	8,224
	(8)	4.30% Fixed	25	December 19, 2024	—	7,957	8,224
Wells Fargo	(9)	4.99% Fixed	30	June 6, 2028	1	13,249	—
Total Mortgage Loans					16	163,315	153,978
Total Debt						1,081,315	1,101,478
Unamortized debt issuance costs						(11,518)	(6,733)
Debt, net of issuance costs						$1,069,797	$1,094,745

(1) The $600 million Senior Revolving Credit and Term Loan Facility and Term Loans are supported by a borrowing base of 46 unencumbered hotel properties and a pledge of the equity securities of the entities that own the 46 properties and their affiliates.

(2) The Joint Venture Credit Facility is secured by pledges of the equity in the entities (and affiliated entities) that own the borrowing base hotels.

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

(9) On December 21, 2021, we assumed a $13.3 million loan with a fixed rate of 4.99% and a maturity of June 6, 2028. This loan is secured by the Embassy Suites by Hilton in Tucson, AZ. This loan is subject to defeasance if prepaid.

There are currently no defaults under any of the Company's mortgage loan agreements.

Our total fixed-rate and variable-rate debt at December 31, 2021 and 2020, after giving effect to our interest rate derivatives, is as follows (in thousands):

	2021	Percentage	2020	Percentage
Fixed-rate debt	$842,858	78%	$545,754	50%
Variable-rate debt	238,457	22%	555,724	50%
	$1,081,315		$1,101,478

Contractual principal payments for each of the next five years are as follows (in thousands):

2022	$66,308
2023	232,183
2024	216,365
2025	226,594
2026	289,169
Thereafter	50,696
$1,081,315

 Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	2021		2020
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Convertible notes	$287,500	$300,384	$—	$—	Level 1 - Market approach
Fixed-rate debt	155,358	155,765	145,754	143,244	Level 2 - Market approach
	$442,858	$456,149	$145,754	$143,244

At December 31, 2021 and 2020, we had $400.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to “Part II – Item 8. – Financial Statements and Supplementary Data – Note 8 – Derivative Financial Instruments and Hedging.”

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

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business. In addition, we rent or sublease certain owned real estate to third parties. In 2021, 2020, and 2019, we recorded gross third party tenant income of $2.2 million, $1.9 million, and $2.2 million, respectively, which were recorded in Other income in the Consolidated Statements of Operations.

The majority of our third-party tenants requested rent deferrals to ease the negative financial effects of the Pandemic on their businesses. We have generally negotiated with these tenants and granted rent deferrals that defer rent for a specified number of months and require repayment of the deferred rent over a negotiated period of time.

On January 1, 2019, the Company adopted ASC No. 842, Leases, and recognized right-of-use assets and related liabilities. The right-of-use assets and related liabilities include renewal options reasonably certain to be exercised. We base our lease calculations on our estimated incremental borrowing rate. As of December 31, 2021, our weighted average incremental borrowing rate was 4.9%.

In 2021, 2020, and 2019, the Company's total operating lease cost was $3.3 million, $3.1 million, and $3.3 million, respectively, and the operating cash outflows from operating leases was $3.1 million, $2.8 million, and $3.0 million, respectively. As of December 31, 2021, the weighted average operating lease term was 28.25 years.

Operating lease maturities as of December 31, 2021 are as follows (in thousands):

2022	$1,845
2023	974
2024	913
2025	914
2026	925
Thereafter	27,069
Total lease payments (1)	32,640
Less imputed interest	(15,408)
Total	$17,232

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

Information about our derivative financial instruments at December 31, 2021 and 2020 is as follows (dollar amounts in thousands):

			Average Annual Effective Fixed Rate	Notional Amount		Fair Value
Contract date	Effective Date	Expiration Date		December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	$100,000	$100,000	$(1,617)	$(3,831)
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	100,000	100,000	(1,629)	(3,853)
June 11, 2018	September 28, 2018	September 30, 2024	2.87%	75,000	75,000	(3,831)	(7,371)
June 11, 2018	December 31, 2018	December 31, 2025	2.93%	125,000	125,000	(8,646)	(15,795)
				$400,000	$400,000	$(15,723)	$(30,850)

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At December 31, 2021 and 2020, all of our interest rate swaps were in a liability position as a result of a decline in short term interest rates and a continued flattening of the forward yield curve. Our interest rate swaps are recorded in Accrued expenses and other in our Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and we are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Other comprehensive income and are reclassified to Interest expense in our Consolidated Statements of Operations in the period in which the hedged item affects earnings. In 2022, we estimate that an additional $8.0 million will be reclassified from Other comprehensive income and recorded as an increase to Interest expense.

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	2021	2020	2019
Gain (loss) recognized in Accumulated other comprehensive loss on derivative financial instruments	$5,631	$(22,090)	$(15,327)
Loss reclassified from Accumulated other comprehensive loss to Interest expense	$(9,496)	$(7,417)	$(731)
Total interest expense and other finance expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded	$(43,368)	$(43,300)	$(41,030)

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

On May 25, 2017, the Company and the Operating Partnership entered into separate sales agreements (collectively, the “Sales Agreements”) with several underwriters ( the “Sales Agents”), pursuant to which the Company may sell our Common Stock having an aggregate offering price of up to $200.0 million (the “Shares”), from time to time through the Sales Agents, each acting as a sales agent and/or principal (the "2017 ATM Program"). At the same time, the Company terminated each of the sales agreements entered into in connection with its prior at-the-market offering program. To date, we have not sold any shares of our Common Stock under the 2017 ATM Program.

Changes in Common Stock during the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Beginning common shares outstanding	105,708,787	105,169,515
Grants under the Equity Plan	860,910	676,171
Common Unit redemptions	36,945	47,279
Annual grants to independent directors	60,546	93,810
Performance share and other forfeitures	(61,996)	(212,643)
Shares retained for employee tax withholding requirements	(267,468)	(65,345)
Ending common shares outstanding	106,337,724	105,708,787

At December 31, 2021 and 2020, the Company had reserved 15,864,515 and 13,760,920 shares of Common Stock, respectively, for the issuance of Common Stock (i) upon the exercise of stock options, issuance of time-based restricted stock awards, issuance of performance-based restricted stock awards, grants of director stock awards, or other awards issued pursuant to our Equity Plan, (ii) upon redemption of Common Units, or (iii) under the 2017 ATM Program.

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

The Company's preferred shares (collectively, “Preferred Shares”) rank senior to our Common Stock and on parity with each other with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Preferred Shares do not have any maturity date and are not subject to mandatory redemption or sinking fund requirements. The Company may not redeem the Series E preferred shares or Series F preferred shares prior to November 13, 2022 and August 12, 2026, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or in connection with certain changes in control. After those dates, the Company may, at its option, redeem the applicable Preferred Shares, in whole or from time to time in part, by payment of $25 per share, plus any accumulated, accrued and unpaid distributions up to, but not including, the date of redemption. If the Company does not exercise its rights to redeem the Preferred Shares upon certain changes in control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each Series E preferred share is 3.1686 shares of Common Stock and each Series F preferred share is 5.8275 shares of common stock, all subject to certain adjustments.

The Company pays dividends at an annual rate of $1.5625 for each Series E preferred share and $1.46875 for each Series F preferred share. Dividend payments are made quarterly in arrears on or about the last day of February, May, August and November of each year.

On January 13, 2022, in connection with the NCI Transaction, the Company issued 1,958,429 Series Z Preferred Units. The Series Z Preferred Units will be entitled to distributions at a rate of 5.25% per annum, may be redeemed by the holder on the tenth or eleventh anniversary of the issuance date and may be called by the Company at any time after the fifth anniversary of the issuance date.

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

At December 31, 2021 and 2020, unaffiliated third parties owned 124,797 and 161,742, respectively, of Common Units of the Operating Partnership, representing less than a 1% limited partnership interest in the Operating Partnership.

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

Non-controlling Interests in Joint Venture

In July 2019, the Company entered into a joint venture with GIC, Singapore’s sovereign wealth fund, to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the joint venture and intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the joint venture and will have the potential to earn incentive fees based on the joint venture achieving certain return thresholds. As of December 31, 2021, the joint venture owns the five hotel properties acquired in 2019, the six hotels contributed to the joint venture in the second quarter of 2021 and the two hotels acquired by the joint venture in 2021.

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

NOTE 10 — FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2021 and 2020. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurement at December 31, 2021 using
	Level 1	Level 2	Level 3	Total
Assets:
Purchase options related to real estate loans	$—	$—	$2,800	$2,800
Liabilities:
Interest rate swaps	—	15,723	—	15,723

	Fair Value Measurement at December 31, 2020 using
	Level 1	Level 2	Level 3	Total
Assets:
Purchase options related to real estate loans	$—	$—	$7,161	$7,161
Liabilities:
Interest rate swaps	—	30,850	—	30,850

Our Purchase Options related to real estate loans do not have readily determinable fair values. The original fair value of each Purchase Option was estimated using a Black-Scholes model.

Due to the adverse effects of the Pandemic, we evaluated our Purchase Options for impairment during the year ended December 31, 2020. The fair value of each Purchase Option was estimated using the Black-Scholes model. The estimated fair values of the Purchase Options were based on unobservable inputs for which there is little or no market information available and required us to develop our own assumptions as follows (dollar amounts in thousands):

	Real Estate Loan 1		Real Estate Loan 2		Real Estate Loan 3
Exercise price	$15,143		$17,377		$37,800
Term	2.59	(1)	2.68	(1)	1.42	(2)
Expected volatility	65.0%		55.0%		55.0%
Risk-free rate	0.3%		0.3%		0.2%
Expected annualized equity dividend yield	6.5%		7.5%		—%

(1) The option term is the period from April 1, 2020 through the fully extended maturity dates of the respective mezzanine loans.
(2) The option term is the period from April 1, 2020 through the date in which the development project is completed and the option becomes exercisable.

During the year ended December 31, 2021, we recorded a Loss on impairment and write-off of assets of $4.4 million as follows (dollar amounts in thousands):

	Real Estate Loan 1		Real Estate Loan 2		Real Estate Loan 3
Purchase option value at December 31, 2020	$1,600		$2,761		$2,800
Loss on impairment and write-off of assets	(1,600)	(1)	(2,761)	(1)	—
Purchase option value at December 31, 2021	$—		$—		$2,800

(1) Real estate loans 1 and 2 were repaid in full during the year ended December 31, 2021. As the Company elected not to exercise its purchase options, we have recorded a Loss on impairment and write-off of assets of $4.4 million.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2021 or 2020.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Franchise Agreements

All of our hotel properties operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 20 years with various extension provisions. Each franchisor receives franchise fees ranging from 2% to 6% of each hotel property’s gross revenue, and some agreements require that we pay marketing fees of up to 4% of gross revenue. In addition, some of these franchise agreements require that we deposit a percentage of the hotel property’s gross revenue, generally not more than 5%, into a reserve fund for capital expenditures. We also pay fees to our franchisors for services related to reservation and information systems. In 2021, 2020, and 2019, we expensed fees related to our franchise agreements of $25.0 million, $20.7 million, and $47.8 million, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various professional third-party management companies. The terms of our management agreements range from month-to-month to twenty-five years with various extension provisions. Each management company receives a base management fee, generally a percentage of total hotel property revenues. In some cases there are also monthly fees for certain services, such as accounting, based on the number of guestrooms. Generally, there are also incentive fees based on attaining certain financial thresholds. In 2021, 2020, and 2019, we expensed fees related to our hotel management agreements of $9.9 million, $6.3 million, and $16.6 million, respectively.

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

Stock Options Granted Under Our Equity Plan

The 235,000 stock options outstanding as of December 31, 2020 expired unexercised on February 13, 2021 and were forfeited.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock activity under our Equity Plan for 2021 and 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Current Value
			(in thousands)
Non-vested December 31, 2019	448,467	$12.51
Granted	299,562	8.47
Vested	(172,170)	13.31
Forfeited	(2,282)	8.64
Non-vested December 31, 2020	573,577	10.18
Granted	536,980	10.27
Vested	(503,914)	10.51
Forfeited	(1,173)	9.98
Non-vested December 31, 2021	605,470	$9.98	$5,909

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

During the years ended December 31, 2021, 2020, and 2019, the total fair value of time-based restricted stock awards that vested was $5.3 million, $2.3 million and $2.0 million, respectively. The total fair value of time-based stock awards that vested during the year ended December 31, 2021 includes $1.5 million of time-based restricted stock for which the vesting was accelerated related to the retirement of our Executive Chairman.

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under our Equity Plan for 2021 and 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Current Value
			(in thousands)
Non-vested December 31, 2019	755,991	$14.31
Granted	376,609	9.38
Vested	—	—
Forfeited	(210,361)	17.13
Non-vested December 31, 2020	922,239	11.65
Granted	323,930	14.05
Vested	(182,480)	13.73
Forfeited	(60,823)	13.73
Non-vested December 31, 2021	1,002,866	$11.92	$9,788

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

The fair value of performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model and the following assumptions:

	2021	2020	2019
Expected dividend yield	—%	8.16%	6.17%
Expected stock price volatility	63.7%	23.7%	23.2%
Risk-free interest rate	0.34%	0.53%	2.43%
Monte Carlo iterations	100,000	100,000	100,000
Weighted average estimated fair value of performance-based restricted stock awards	$14.05	$9.38	$12.81

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

Director Stock Awards Made Pursuant to Our Equity Plan

During the years ended December 31, 2021 and 2020, we granted 60,546 and 93,810 shares of Common Stock, respectively, to our non-employee directors as a part of our director compensation program. These grants were made pursuant to our Equity Plan and were vested upon grant.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate General and Administrative expense in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019 was as follows (in thousands):

	2021	2020	2019
Time-based restricted stock	$4,784	$2,470	$2,327
Performance-based restricted stock	5,314	3,559	3,396
Director stock	583	447	496
	$10,681	$6,476	$6,219

We recognize equity-based compensation expense ratably over the vesting terms. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $8.0 million at December 31, 2021 as follows (in thousands):

	Total	2022	2023	2024	2025
Time-based restricted stock	$3,823	$1,929	$1,468	$404	$22
Performance-based restricted stock	4,153	2,261	1,637	255	—
	$7,976	$4,190	$3,105	$659	$22

The Company's former Executive Chairman retired in January 2022. In connection with his retirement, the Company recorded $2.9 million of additional stock-based compensation expense during the year ended December 31, 2021 related to the modification of certain stock award agreements. This amount was comprised of $1.5 million related to time-based restricted stock awards and $1.4 million related to performance-based restricted stock awards.

NOTE 13 — BENEFIT PLANS

On August 1, 2011, we initiated a qualified contributory retirement plan (the “Plan”) under Section 401(k) of the IRC, which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions may be made to the Plan by employees. The Plan is a Safe Harbor Plan and requires a mandatory employer contribution. The employer contribution expense for the years ended December 31, 2021, 2020 and 2019 was $0.3 million in each period.

NOTE 14 — INCOME TAXES

We have elected to be taxed as a REIT. As a REIT, we are generally not subject to corporate level income taxes on taxable income we distribute to our shareholders. We believe we have met the annual REIT distribution requirement by distribution of at least 90% of our taxable income to our shareholders.

Income related to our TRSs is subject to federal, state and local taxes at applicable tax rates. Our consolidated tax provision includes the income tax provision related to the operations of the TRSs as well as state and local income taxes related to the Operating Partnership. Due to the adverse effects of the Pandemic, certain of our TRSs have incurred operating losses and are expected to be in a cumulative loss for the foreseeable future. As such, the realizability of our deferred tax assets at December 31, 2021 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all of our deferred tax assets at December 31, 2021.

The components of income tax expense (benefit) for the years ended December 31, 2021, 2020, and 2019 are as follows (in thousands):

	2021	2020	2019
Current:
Federal	$1,036	$(904)	$869
State and local	456	224	643
Deferred:
Federal	(19)	1,548	(32)
State and local	—	508	20
Income tax expense	$1,473	$1,376	$1,500

Below is a reconciliation between the provision for income taxes and the amounts computed by applying the federal statutory income tax rate to the income or loss before taxes:

	2021	2020	2019
Statutory federal income tax provision	$(14,093)	$(31,052)	$17,608
Nontaxable income of the REITs	16,812	19,963	(16,996)
State income taxes, net of federal tax benefit	891	(3,079)	568
Provision to return and deferred adjustment	—	(16)	(6)
Effect of permanent differences and other	99	319	326
Change in valuation allowance	(2,236)	15,241	—
Income tax provision	$1,473	$1,376	$1,500

The Company evaluates its deferred tax assets each reporting period to determine if it is more-likely-than-not that those assets will be realized. In its evaluation, the Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the Company’s existing deferred tax assets. At December 31, 2021, certain TRSs had a three-year cumulative loss. As such, realizability of the Company's deferred tax assets is not reasonably assured. Therefore, a valuation allowance of $13.0 million was recorded against the balance of deferred tax assets at December 31, 2021.

Deferred tax assets and liabilities are included within Other assets in the accompanying Consolidated Balance Sheets.

Significant components of our TRSs deferred tax assets (liabilities) are as follows (in thousands):

	2021	2020
Tax carryforwards	$11,251	$13,521
Accrued expenses	1,704	1,537
Other	71	185
Valuation allowance	(13,005)	(15,241)
Net deferred tax assets	$21	$2

Gross deferred tax assets	$13,066	$15,267
Gross deferred tax liabilities	(40)	(24)
Valuation allowance	(13,005)	(15,241)
Net deferred tax assets	$21	$2

At December 31, 2021, our TRSs had federal net operating losses of $40.5 million which are not subject to expiration and state net operating losses of $41.9 million, which expire beginning in 2025. At December 31, 2021, Summit Hotel Properties Inc. and our Subsidiary REITs had federal net operating loss carryforwards of $54.7 million and $3.0 million, respectively, which are not subject to expiration.

We had no unrecognized tax benefits at December 31, 2021 or in the three year period then ended. We expect no significant increase or decrease in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2021. We have no material interest or penalties relating to unrecognized tax benefits in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 or 2019 or in the Consolidated Balance Sheets as of December 31, 2021 or 2020.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. In general, we are not subject to tax examinations by tax authorities for years before 2017.

The American Rescue Plan Act of 2021 was signed into law on March 11, 2021. Some of the key income tax provisions include:

•An extension of the employee retention tax credit through September 30, 2021. To be eligible for the credit in 2021, an organization’s gross receipts must be less than 80% of the same quarter in 2019. The credit is calculated based on 70% of qualifying wages, capped at $10,000 of compensation each quarter in 2021. We recorded a credit totaling $1.1 million for the year ended December 31, 2021.

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

Characterization of Distributions

For income tax purposes, distributions paid consist of ordinary income and capital gains or a combination thereof. For the years ended December 31, 2021, 2020, and 2019 distributions paid per share were characterized as follows (unaudited):

	2021		2020		2019
	Amount	%	Amount	%	Amount	%
Common Stock
Ordinary income	$—	—%	$0.0944	52.46%	$0.6132	85.16%
Capital gain distributions	—	—%	—	—%	0.1068	14.84%
Return of capital	—	—%	0.0856	47.54%	—	—%
Total	$—	—%	$0.1800	100.00%	$0.7200	100.00%

Preferred Stock - Series D
Ordinary income	$—	—%	$0.4031	25.00%	$1.3732	85.16%
Capital gain distributions	—	—%	—	—%	0.2393	14.84%
Return of capital	1.2228	100.00%	1.2094	75.00%	—	—%
Total	$1.2228	100.00%	$1.6125	100.00%	$1.6125	100.00%

Preferred Stock - Series E
Ordinary income	$—	—%	$0.3906	25.00%	$1.3307	85.16%
Capital gain distributions	—	—%	—	—%	0.2318	14.84%
Return of capital	1.5625	100.00%	1.1719	75.00%	—	—%
Total	$1.5625	100.00%	$1.5625	100.00%	$1.5625	100.00%

Preferred Stock - Series F
Ordinary income	$—	—%	$—	—%	$—	—%
Capital gain distributions	—	—%	—	—%	—	—%
Return of capital	0.4406	100.00%	—	—%	—	—%
Total	$0.4406	100.00%	$—	—%	$—	—%

The 2021 Preferred D, Preferred E and Preferred F dividends were 100.0% return of capital.

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

All outstanding stock options were included in the computation of diluted earnings per share for the year ended December 31, 2019 due to their dilutive effect. The Common Units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income would also be added to derive net income attributable to common stockholders. For the years ended December 31, 2021, 2020, and 2019, we had unvested performance-based restricted stock awards of 1,002,866 shares, 922,239 shares and 755,991 shares, respectively, which were excluded from the denominator of the diluted earnings per share as the awards had not achieved the requisite performance conditions for vesting at each period end. Our outstanding convertible notes have been excluded from the denominator of the diluted earnings per share calculation as their inclusion would be antidilutive.

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

	2021	2020	2019
Numerator:
Net (loss) income	$(68,584)	$(149,245)	$82,348
Less: Preferred dividends	(15,431)	(14,838)	(14,838)
Premium on redemption of preferred stock	(2,710)	—	—
Allocation to participating securities	—	(81)	(309)
Attributable to non-controlling interest in Operating Partnership	115	271	(157)
Attributable to non-controlling interest in joint venture	2,896	5,635	419
Net (loss) income attributable to common stockholders, net of amount allocated to participating securities	$(83,714)	$(158,258)	$67,463
Denominator:
Weighted average common shares outstanding - basic	104,471	104,141	103,887
Dilutive effect of equity-based compensation awards	—	—	52
Weighted average common shares outstanding - diluted	104,471	104,141	103,939
(Loss) earnings per share:
Basic and diluted	$(0.80)	$(1.52)	$0.65

NOTE 16 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2021 and 2020 are as follows (in thousands, except per share amounts):

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$57,854	$86,524	$110,686	$106,862
Net loss	$(32,871)	$(20,569)	$(4,239)	$(10,905)
Net loss attributable to Summit Hotel Properties, Inc.	$(31,365)	$(18,692)	$(4,504)	$(11,012)
Loss per share:
Basic and diluted	$(0.34)	$(0.21)	$(0.10)	$(0.15)

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$108,385	$25,436	$52,412	$48,230
Net loss	$(16,214)	$(52,548)	$(35,775)	$(44,708)
Net loss attributable to Summit Hotel Properties, Inc.	$(15,322)	$(50,417)	$(34,546)	$(43,054)
Loss per share:
Basic and diluted	$(0.18)	$(0.52)	$(0.37)	$(0.45)

NOTE 17 — SUBSEQUENT EVENTS

Hotel Property Portfolio Transactions

In January 2022, we completed the NCI Transaction for an aggregate purchase price of $766.0 million. As part of the same portfolio purchase, we will complete the purchase of one additional hotel, the Canopy New Orleans upon completion of its construction, which is expected to occur during the first quarter of 2022, for a purchase price of $56.0 million. The portfolio acquisition was completed through our Joint Venture. The purchase price paid to complete the NCI Transaction has not been allocated to the net assets acquired as we are in the process of determining the values of the assets and liabilities. The purchase price allocation for the NCI Transaction will be completed during the first quarter of 2022. For additional information, see our Current Report on Form 8-K filed on January 14, 2022.

Debt Transactions

In connection with the NCI Transaction, on January 13, 2022, Summit JV MR 2, LLC, Summit JV MR 3, LLC and Summit NCI NOLA BR 184, LLC (each a subsidiary of the Joint Venture and collectively, the “Borrowers”), the Joint Venture, as parent guarantor, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a $410.0 million senior secured term loan facility (the “NCI Credit Facility”) with Bank of America, N.A., as administrative agent and initial lender, Wells Fargo Bank, National Association, as syndication agent and an initial lender, and BofA Securities, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners. Neither the Operating Partnership nor the Company are borrowers or guarantors of the NCI Credit Facility. The NCI Credit Facility is guaranteed by the Joint Venture and all of the Borrowers’ existing and future subsidiaries, subject to certain exceptions. The NCI Credit Facility provides for a $410.0 million term loan. The NCI Credit Facility has an accordion feature which will permit an increase in the total commitments by up to $190.0 million, for aggregate potential borrowings of up to $600.0 million. The NCI Credit Facility will mature on January 13, 2026 and can be extended for one 12-month period at the Company’s option, subject to certain conditions. The NCI Credit Facility is interest-only and provides for a floating interest rate equal to SOFR plus 2.86%. The Joint Venture's initial draw on the NCI Credit Facility was $382.0 million and the remaining $28.0 million is expected to be funded with the future closing of the Canopy New Orleans. For additional information, see our Current Report on Form 8-K filed on January 14, 2022.

Equity Transactions

On January 13, 2022, in connection with the NCI Transaction, the Operating Partnership issued 15,314,494 Common Units, having a deemed valued of $10.0853 per unit, and 1,958,429 Series Z Preferred Units, having a deemed valued of $25.00 per unit, in reliance in each case on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 28, 2022, our Board of Directors declared cash dividends of $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock and $0.3671875 per share of 5.875% Series F Cumulative Redeemable Preferred Stock.

The Board of Directors also declared on behalf of the Operating Partnership, a cash dividend of $0.171354 per share of the Operating Partnership's unregistered 5.25% Series Z Cumulative Perpetual Preferred Units that were issued on January 13, 2022 as part of the NCI Transaction.

These dividends are payable February 28, 2022 to stockholders of record on February 14, 2022.

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2021
(in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition	Total Cost
Location	Franchise	Year Acquired/ Constructed	Land		Building & Improvements	Land, Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgage Debt
Aliso Viejo, CA	Homewood Suites	2017	$5,599		$32,367	$480	$5,599	$32,847	$38,446	$(6,897)	$31,549	$—
Arlington, TX	Courtyard	2012	1,497		15,573	(412)	1,497	15,161	16,658	(5,114)	11,544	—
Arlington, TX	Residence Inn	2012	1,646		15,440	92	1,646	15,532	17,178	(5,124)	12,054	—
Asheville, NC	Hotel Indigo	2015	2,100		34,755	1,266	2,100	36,021	38,121	(9,546)	28,575	—
Atlanta, GA	Courtyard	2012	2,050		27,969	3,221	2,050	31,190	33,240	(8,168)	25,072	—
Atlanta, GA	Residence Inn	2016	3,381		34,820	1,528	3,381	36,348	39,729	(6,971)	32,758	—
Atlanta, GA	AC Hotel	2017	5,670		51,922	747	5,670	52,669	58,339	(9,746)	48,593	—
Austin, TX	Hampton Inn & Suites	2014	—	(2)	56,394	4,553	—	60,947	60,947	(13,564)	47,383	—
Austin, TX	Corporate Office	2017	—		6,048	340	—	6,388	6,388	(2,531)	3,857	—
Baltimore, MD	Hampton Inn & Suites	2017	2,205		16,013	5,590	2,205	21,603	23,808	(3,853)	19,955	—
Baltimore, MD	Residence Inn	2017	1,986		37,016	6,604	1,986	43,620	45,606	(9,016)	36,590	—
Boulder, CO	Marriott	2016	11,115		49,204	9,177	11,115	58,381	69,496	(12,789)	56,707	—
Branchburg, NJ	Residence Inn	2015	2,374		24,411	93	2,374	24,504	26,878	(6,570)	20,308	—
Brisbane, CA	DoubleTree	2014	3,300		39,686	1,293	3,300	40,979	44,279	(15,857)	28,422	—
Camarillo, CA	Hampton Inn & Suites	2013	2,200		17,366	607	2,200	17,973	20,173	(7,689)	12,484	—
Charlotte, NC	Courtyard	2017	—		41,094	1,917	—	43,011	43,011	(8,354)	34,657	—
Chicago, IL	Hyatt Place	2016	5,395		68,355	269	5,395	68,624	74,019	(15,022)	58,997	—
Cleveland, OH	Residence Inn	2017	10,075		33,340	2,081	10,075	35,421	45,496	(7,774)	37,722	—
Decatur, GA	Courtyard	2015	4,046		34,151	3,715	4,046	37,866	41,912	(9,034)	32,878	—
Eden Prairie, MN	Hilton Garden Inn	2013	1,800		11,211	188	1,800	11,399	13,199	(4,897)	8,302	—
Englewood, CO	Hyatt Place	2012	2,000		11,950	(321)	2,000	11,629	13,629	(4,949)	8,680	18,545	(1)
Englewood, CO	Hyatt House	2012	2,700		16,267	856	2,700	17,123	19,823	(7,843)	11,980	19,024	(1)
Fort Lauderdale, FL	Courtyard	2017	37,950		47,002	5,083	37,950	52,085	90,035	(9,814)	80,221	—
Fort Worth, TX	Courtyard	2017	1,920		38,070	9,869	1,920	47,939	49,859	(9,101)	40,758	—
Garden City, NY	Hyatt Place	2012	4,200		27,775	343	4,283	28,035	32,318	(7,649)	24,669	—
Glendale, CO	Staybridge Suites	2011	2,100		10,151	333	2,100	10,484	12,584	(4,272)	8,312	—
Greenville, SC	Hilton Garden Inn	2013	1,200		14,566	3,101	1,200	17,667	18,867	(5,938)	12,929	—
Hillsboro, OR	Residence Inn	2019	4,943		42,541	440	4,943	42,981	47,924	(4,224)	43,700	—
Hoffman Estates, IL	Hyatt Place	2013	1,900		8,917	(1,793)	1,900	7,124	9,024	(3,879)	5,145	18,358	(1)

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2021
(in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition	Total Cost
Location	Franchise	Year Acquired/ Constructed	Land		Building & Improvements	Land, Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgage Debt
Houston, TX	Hilton Garden Inn	2014	$—	(2)	$41,838	$2,923	$—	$44,761	$44,761	$(12,043)	$32,718	$—
Houston, TX	Hilton Garden Inn	2014	2,800		33,777	4,440	2,800	38,217	41,017	(7,234)	33,783	—
Hunt Valley, MD	Residence Inn	2015	—		35,436	1,166	1,076	35,526	36,602	(8,987)	27,615	—
Indianapolis, IN	SpringHill Suites	2013	4,012		27,910	(630)	4,012	27,280	31,292	(7,769)	23,523	—
Indianapolis, IN	Courtyard	2013	7,788		54,384	(2,097)	7,788	52,287	60,075	(14,266)	45,809	—
Kansas City, MO	Courtyard	2017	3,955		20,608	2,598	3,955	23,206	27,161	(4,419)	22,742	—
Lombard, IL	Hyatt Place	2012	1,550		17,351	80	1,550	17,431	18,981	(6,629)	12,352	—	(1)
Lone Tree, CO	Hyatt Place	2012	1,300		11,704	(141)	1,314	11,549	12,863	(5,098)	7,765	—	(1)
Louisville, KY	Fairfield Inn & Suites	2013	3,120		24,231	(534)	3,120	23,697	26,817	(7,573)	19,244	33,155	(1)
Louisville, KY	SpringHill Suites	2013	4,880		37,361	(590)	4,880	36,771	41,651	(11,743)	29,908	—	(1)
Mesa, AZ	Hyatt Place	2017	2,400		19,848	1,184	2,400	21,032	23,432	(5,236)	18,196	45,070	(1)
Metairie, LA	Courtyard	2013	1,860		25,168	643	1,860	25,811	27,671	(9,718)	17,953	—
Metairie, LA	Residence Inn	2013	1,791		23,386	122	1,791	23,508	25,299	(10,519)	14,780	—
Miami, FL	Hyatt House	2015	4,926		40,087	2,575	4,926	42,662	47,588	(13,532)	34,056	—
Milpitas, CA	Hilton Garden Inn	2019	7,921		46,141	912	7,921	47,053	54,974	(5,379)	49,595	—
Minneapolis, MN	Hyatt Place	2013	—		34,026	2,154	—	36,180	36,180	(10,006)	26,174	—
Minneapolis, MN	Hampton Inn & Suites	2015	3,502		35,433	261	3,502	35,694	39,196	(10,209)	28,987	—	(1)
Minnetonka, MN	Holiday Inn Express & Suites	2013	1,000		7,662	219	1,000	7,881	8,881	(3,449)	5,432	—
Nashville, TN	SpringHill Suites	2004	777		5,598	644	777	6,242	7,019	(3,794)	3,225	—
Nashville, TN	Courtyard	2016	8,792		62,759	7,824	8,792	70,583	79,375	(13,950)	65,425	—
New Haven, CT	Courtyard	2017	11,990		51,497	1,809	11,990	53,306	65,296	(8,969)	56,327	—
New Orleans, LA	Courtyard	2013	1,944		25,120	3,296	1,944	28,416	30,360	(12,347)	18,013	—
New Orleans, LA	Courtyard	2013	2,490		34,220	1,848	2,490	36,068	38,558	(14,314)	24,244	—
New Orleans, LA	SpringHill Suites	2013	2,046		33,270	5,918	2,046	39,188	41,234	(14,959)	26,275	—
Orlando, FL	Hyatt Place	2013	3,100		11,343	(167)	3,100	11,176	14,276	(4,808)	9,468	—	(1)
Orlando, FL	Hyatt Place	2013	2,716		11,221	1,655	2,716	12,876	15,592	(5,045)	10,547	—	(1)
Orlando, FL	Hyatt House	2018	2,800		34,423	147	2,800	34,570	37,370	(7,848)	29,522	—
Owings Mills, MD	Hyatt Place	2012	2,100		9,799	156	2,100	9,955	12,055	(3,995)	8,060	—	(1)
Pittsburgh, PA	Courtyard	2017	1,652		40,749	6,057	1,652	46,806	48,458	(8,163)	40,295	—
Portland, OR	Hyatt Place	2009	—	(2)	14,700	664	—	15,364	15,364	(5,935)	9,429	—
Portland, OR	Residence Inn	2009	—	(2)	15,629	353	—	15,982	15,982	(6,664)	9,318	15,914	(1)
Portland, OR	Residence Inn	2019	12,813		76,868	2,458	12,813	79,326	92,139	(9,614)	82,525	—
Poway, CA	Hampton Inn & Suites	2013	2,300		14,728	1,097	2,300	15,825	18,125	(5,560)	12,565	—
San Francisco, CA	Hilton Garden Inn	2019	12,346		45,730	410	12,346	46,140	58,486	(5,433)	53,053	—
San Francisco, CA	Holiday Inn Express & Suites	2013	15,545		49,469	3,899	15,545	53,368	68,913	(18,576)	50,337	—
San Francisco, CA	Four Points	2014	1,200		21,397	3,107	1,200	24,504	25,704	(7,891)	17,813	—	(1)

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2021
(in thousands)

			Initial Cost		Cost Capitalized Subsequent to Acquisition	Total Cost
Location	Franchise	Year Acquired/ Constructed	Land	Building & Improvements	Land, Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Mortgage Debt
Scottsdale, AZ	Hyatt Place	2012	$1,500	$10,171	$(336)	$1,500	$9,835	$11,335	$(3,835)	$7,500	$—	(1)
Scottsdale, AZ	Courtyard	2003	3,225	12,571	3,533	3,225	16,104	19,329	(7,940)	11,389	—
Scottsdale, AZ	SpringHill Suites	2003	2,195	9,496	1,660	2,195	11,156	13,351	(5,547)	7,804	—
Silverthorne, CO	Hampton Inn & Suites	2019	6,845	21,125	1,159	6,845	22,284	29,129	(1,977)	27,152	—
Steamboat Springs, CO	Residence Inn	2021	1,832	31,214	21	1,832	31,235	33,067	(670)	32,397	—
Tampa, FL	Hampton Inn & Suites	2012	3,600	20,366	4,446	3,600	24,812	28,412	(7,516)	20,896	—
Tucson, AZ	Embassy Suites	2021	1,841	23,958	—	1,841	23,958	25,799	—	25,799	13,249
Tucson, AZ	Homewood Suites	2017	2,570	22,802	1,156	2,570	23,958	26,528	(5,419)	21,109	—
Waltham, MA	Hilton Garden Inn	2017	10,644	21,713	6,277	10,644	27,990	38,634	(5,787)	32,847	—
Watertown, MA	Residence Inn	2018	25,083	45,917	307	25,083	46,224	71,307	(6,530)	64,777	—
Land Parcels	Land Parcels		4,645	—	(2,720)	1,925	—	1,925	—	1,925	—
			$326,748	$2,178,578	$133,223	$325,201	$2,313,348	$2,638,549	$(583,080)	$2,055,469	$163,315

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

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2021
(in thousands)

(a)         ASSET BASIS

	2021	2020	2019
Reconciliation of land, buildings and improvements:
Balance at beginning of period	$2,570,768	$2,553,428	$2,406,269
Additions to land, buildings and improvements	80,496	19,918	336,480
Disposition of land, buildings and improvements	(12,715)	(2,578)	(186,800)
Impairment loss	—	—	(2,521)
Balance at end of period	$2,638,549	$2,570,768	$2,553,428

 (b)         ACCUMULATED DEPRECIATION

	2021	2020	2019
Reconciliation of accumulated depreciation:
Balance at beginning of period	$490,326	$383,763	$351,821
Depreciation	105,462	109,159	99,013
Depreciation on assets sold or disposed	(12,708)	(2,596)	(67,071)
Balance at end of period	$583,080	$490,326	$383,763

 (c)        The aggregate cost of real estate for Federal income tax purposes was approximately $2,448 million.

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