Form 10-Q
period 2022-03-31
Summit Hotel Properties, Inc.
filed 2022-05-04
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of April 22, 2022, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 107,064,768.

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets — March 31, 2022 (Unaudited) and December 31, 2021	1
	Condensed Consolidated Statements of Operations (Unaudited) — Three Months Ended March 31, 2022 and 2021	2
	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) — Three Months Ended March 31, 2022 and 2021	3
	Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests (Unaudited) — Three Months Ended March 31, 2022 and 2021	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended March 31, 2022 and 2021	5
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.	Controls and Procedures	47

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Investment in hotel properties, net	$2,848,401	$2,091,973
Undeveloped land	1,500	1,500
Assets held for sale, net	52,801	425
Cash and cash equivalents	82,397	64,485
Restricted cash	32,836	32,459
Right-of-use assets, net	31,841	26,942
Trade receivables, net	28,202	14,476
Prepaid expenses and other	17,000	24,496
Deferred charges, net	7,832	4,347
Other assets	3,789	3,799
Total assets	$3,106,599	$2,264,902
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,481,895	$1,069,797
Lease liabilities, net	22,049	17,232
Accounts payable	5,341	4,462
Accrued expenses and other	75,699	66,219
Total liabilities	1,584,984	1,157,710
Commitments and contingencies (Note 11)
Redeemable non-controlling interests	50,220	—
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.25% Series E - 6,400,000 shares issued and outstanding at March 31, 2022 and December 31, 2021 (aggregate liquidation preference of $160,861 at March 31, 2022 and December 31, 2021)	64	64
5.875% Series F - 4,000,000 shares issued and outstanding at March 31, 2022 (aggregate liquidation preference of $100,506 at March 31, 2022 and December 31, 2021)	40	40
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 106,960,863 and 106,337,724 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,069	1,063
Additional paid-in capital	1,230,094	1,225,184
Accumulated other comprehensive loss	(4,903)	(15,639)
Accumulated deficit and distributions in excess of retained earnings	(275,018)	(262,639)
Total stockholders’ equity	951,346	948,073
Non-controlling interests in operating partnership	158,646	793
Non-controlling interests in joint venture	361,403	158,326
Total equity	1,471,395	1,107,192
Total liabilities, redeemable non-controlling interests and equity	$3,106,599	$2,264,902

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Room	$128,810	$53,245
Food and beverage	5,662	1,003
Other	7,397	3,606
Total revenues	141,869	57,854
Expenses:
Room	28,410	12,550
Food and beverage	4,114	556
Other hotel operating expenses	46,277	24,574
Property taxes, insurance and other	13,138	10,904
Management fees	3,795	1,555
Depreciation and amortization	36,274	27,297
Corporate general and administrative	9,137	5,678
Total expenses	141,145	83,114
Gain on disposal of assets, net	—	50
Operating income (loss)	724	(25,210)
Other income (expense):
Interest expense	(13,439)	(10,788)
Other income, net	1,742	3,232
Total other income (expense)	(11,697)	(7,556)
Loss from continuing operations before income taxes	(10,973)	(32,766)
Income tax benefit (expense) (Note 13)	2,000	(105)
Net loss	(8,973)	(32,871)
Less - Loss attributable to non-controlling interests:
Operating Partnership	482	54
Joint venture	82	1,452
Net loss attributable to Summit Hotel Properties, Inc.	(8,409)	(31,365)
Preferred stock dividends	(3,970)	(3,709)
Net loss attributable to common stockholders	$(12,379)	$(35,074)
Loss per share:
Basic and diluted	$(0.12)	$(0.34)
Weighted average common shares outstanding:
Basic and diluted	104,896	104,278

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2022	2021
Net loss	$(8,973)	$(32,871)
Other comprehensive income, net of tax:
Changes in fair value of derivative financial instruments	12,113	6,203
Comprehensive income (loss)	3,140	(26,668)
Less - Comprehensive income (loss) attributable to non-controlling interests:
Operating Partnership	(340)	44
Joint venture	82	1,452
Comprehensive income (loss) attributable to Summit Hotel Properties, Inc.	2,882	(25,172)
Preferred dividends	(3,970)	(3,709)
Comprehensive loss attributable to common stockholders	$(1,088)	$(28,881)

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
(in thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit and Distributions in Excess of Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests		Total Equity
										Operating Partnership	Joint Venture
Balance at December 31, 2021	$—	10,400,000	$104	106,337,724	$1,063	$1,225,184	$(15,639)	$(262,639)	$948,073	$793	$158,326	$1,107,192
Redeemable non-controlling interests in operating partnership issued for the acquisition of a portfolio of hotel properties	50,000	—	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable non-controlling interest to redemption value	220	—	—	—	—	—	—	(220)	(220)	—	—	(220)
Non-controlling interests in operating partnership issued for the acquisition of a portfolio of hotel properties	—	—	—	—	—	—	—	—	—	157,513	—	157,513
Sale of non-controlling interests in joint venture	—	—	—	—	—	—	—	—	—	—	674	674
Contributions by non-controlling interest in joint venture	—	—	—	—	—	1,218	—	—	1,218	—	202,485	203,703
Dividends	—	—	—	—	—	—	—	(4,305)	(4,305)	—	—	(4,305)
Equity-based compensation	—	—	—	623,139	6	3,692	—	—	3,698		—	3,698
Other comprehensive income	—	—	—	—	—	—	10,736	—	10,736	1,377	—	12,113
Net loss	—	—	—	—	—	—	—	(7,854)	(7,854)	(1,037)	(82)	(8,973)
Balance at March 31, 2022	$50,220	10,400,000	$104	106,960,863	$1,069	$1,230,094	$(4,903)	$(275,018)	$951,346	$158,646	$361,403	$1,471,395

Balance at December 31, 2020	$—	9,400,000	$94	105,708,787	$1,057	$1,197,320	$(30,716)	$(179,013)	$988,742	$1,111	$62,210	$1,052,063
Purchases of capped call options	—	—	—	—	—	(21,131)	—	—	(21,131)	—	—	(21,131)
Dividends	—	—	—	—	—	—	—	(3,621)	(3,621)	—	—	(3,621)
Equity-based compensation	—	—	—	565,532	6	1,561	—	—	1,567	2	—	1,569
Shares acquired for employee withholding requirements	—	—	—	(155,605)	(2)	(1,600)	—	—	(1,602)	—	—	(1,602)
Other comprehensive income	—	—	—	—	—	—	6,193	—	6,193	10	—	6,203
Net loss	—	—	—	—	—	—	—	(31,365)	(31,365)	(54)	(1,452)	(32,871)
Balance at March 31, 2021	$—	9,400,000	$94	106,118,714	$1,061	$1,176,150	$(24,523)	$(213,999)	$938,783	$1,069	$60,758	$1,000,610

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	(8,973)	(32,871)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,274	27,297
Deferred finance cost amortization	1,412	1,011
Equity-based compensation	3,698	1,569
Gain on disposal of assets	—	(50)
Non-cash interest income	(122)	(257)
Debt transaction costs	—	116
Other	69	143
Changes in operating assets and liabilities:	0
Trade receivables, net	(13,726)	(2,940)
Prepaid expenses and other	(9,054)	1,180
Accounts payable	900	1,082
Accrued expenses	15,027	553
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	25,505	(3,167)
INVESTING ACTIVITIES
Acquisitions of hotel and other properties	(272,556)	—
Improvements and additions to hotel properties	(10,347)	(3,579)
Funding of real estate loans	(1,915)	(2,664)
NET CASH USED IN INVESTING ACTIVITIES	(284,818)	(6,243)
FINANCING ACTIVITIES
Proceeds from issuance of debt	410,000	317,500
Principal payments on debt	(329,882)	(264,485)
Proceeds from the sale of non-controlling interests	674	—
Purchases of capped calls for convertible senior notes	—	(21,131)
Financing fees on debt and other issuance costs	(2,588)	(8,671)
Dividends paid	(4,305)	(3,709)
Proceeds from contributions by joint venture partner	203,703	—
Repurchase of common shares for withholding requirements	—	(1,602)
NET CASH PROVIDED BY FINANCING ACTIVITIES	277,602	17,902
Net change in cash, cash equivalents and restricted cash	18,289	8,492
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	96,944	38,896
End of period	$115,233	$47,388
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$(11,213)	$(8,890)
Accrued acquisitions and improvements to hotel properties	$(3,749)	$(1,184)
Cash payments for income taxes, net of refunds	$60	$(39)
Debt assumed to complete acquisition of a portfolio of properties	$335,205	$—
Assumption of leases and other assets and liabilities in connection with the acquisition of a portfolio of properties	$9,206	$—
Non-controlling interests in operating partnership issued to complete acquisition of a portfolio of properties	$157,513	$—
Redeemable non-controlling interests in operating partnership issued to complete acquisition of a portfolio of properties	$50,000	$—
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

We focus on owning premium-branded hotel properties with efficient operating models primarily in the Upscale segment of the lodging industry. At March 31, 2022, our portfolio consisted of 101 hotel properties with a total of 15,228 guestrooms located in 24 states. As of March 31, 2022, we own 100% of the outstanding equity interests in 61 of our 101 hotel properties. We own a 51% controlling interest in 40 hotel properties through a joint venture. Our joint venture was formed in July 2019 with GIC (the “Joint Venture”), Singapore’s sovereign wealth fund, to acquire assets that align with our current investment strategy and criteria. We serve as general partner and asset manager of the Joint Venture and we generally invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Joint Venture typically finances assets with a 50% overall leverage target.

We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. To qualify as a REIT, we cannot operate or manage our hotel properties. Accordingly, all of our hotel properties are leased to our taxable REIT subsidiaries (“TRS Lessees”).

During the quarter ended March 31, 2022, the Operating Partnership and the Joint Venture closed on a transaction with NewcrestImage Holdings, LLC, a Delaware limited liability company, and NewcrestImage Holdings II, LLC, a Delaware limited liability company (together, “NewcrestImage”), to purchase from NewcrestImage a portfolio of 27 hotel properties, containing an aggregate of 3,709 guestrooms, and two parking structures, containing 1,002 spaces (such hotel properties and parking structures, the “Portfolio”), and various financial incentives for an aggregate purchase price of $822.0 million (the "NCI Transaction"). See "Note 3 - Investment in Hotel Properties, net - Acquisition of NewcrestImage Portfolio" for further information.

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

Beginning in March 2020, the Company took several actions to reduce costs and increase liquidity to mitigate the effects of the COVID-19 pandemic on the Company. We continue to engage in certain steps to reduce costs while taking appropriate actions to maintain guest safety and satisfaction. For additional information concerning such actions taken in response to the effects of the COVID-19 pandemic on our business, please see our Annual Report on Form 10-K for the year ended December 31, 2021.

During the three months ended March 31, 2022, we continued to experience significant improvement in our business compared to earlier in the Pandemic, driven primarily by leisure travel and to a lesser extent modest improvement in other demand segments, including corporate and group. The improvement was the result of a significant increase in the availability and administration of vaccines globally as well as the easing of government restrictions and guidance in most jurisdictions. We anticipate that continued improvement in operating trends will be dependent on continued strength in leisure travel and a recovery of business travel. More broadly, a return to normalized levels of operations is dependent upon a continuation in the recovery of our business, further dissipation of concerns related to the Pandemic, geopolitical stability, moderating inflation and maintaining a high-quality portfolio aligned with evolving guest preferences.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenues and expenses in the reporting period. Actual results could differ from those estimates. As interim statements, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three months ended March 31, 2022 may not be indicative of the results that may be expected for the full year of 2022. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

The accompanying Condensed Consolidated Financial Statements consolidate the accounts of all entities in which we have a controlling financial interest, as well as variable interest entities for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements.

We evaluate joint venture partnerships to determine if they should be consolidated based on whether the partners exercise joint control. For a joint venture where we exercise primary control and we also own a majority of the equity interests, we consolidate the joint venture partnership. We have consolidated the accounts of our Joint Venture partnership with GIC in our accompanying Condensed Consolidated Financial Statements. See "Note 9 - Non-controlling Interests and Redeemable Non-controlling Interests" for further information.

Investment in Hotel Properties

The Company allocates the purchase price of acquired hotel properties based on the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Intangible assets may include certain value associated with the on-going operations of the hotel business being acquired as part of the hotel property acquisition. Acquired intangible assets that derive their values from real property or an interest in real property, are inseparable from that real property or interest in real property, and do not produce or contribute to the production of income other than consideration for the use or occupancy of space, are recorded as a component of the related real estate asset in our Condensed Consolidated Financial Statements. We allocate the purchase price of acquired hotel properties to land, building and furniture, fixtures and equipment based on independent third-party determinations of fair value.

If substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, the asset or asset group is not considered a business. When we conclude that an acquisition meets this threshold, acquisition costs will be capitalized as part of our allocation of the purchase price of the acquired hotel properties.

Our hotel properties and related assets are recorded at cost, less accumulated depreciation. We capitalize hotel property development costs and the costs of significant additions and improvements that materially upgrade, increase the value or extend the useful life of the property. These costs may include hotel property development, refurbishment, renovation, and remodeling expenditures, as well as certain indirect internal costs related to construction projects. If an asset requires a period of time in which to carry out the activities necessary to bring it to the condition necessary for its intended use, the interest cost incurred during that period as a result of expenditures for the asset is capitalized as part of the cost of the asset. We expense the cost of repairs and maintenance as incurred.

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

We monitor events and changes in circumstances for indicators that the carrying value of a hotel property or undeveloped land may be impaired. Additionally, we perform at least annual reviews to monitor the factors that could trigger an impairment.  Factors that we consider for an impairment analysis include, among others: i) significant underperformance relative to historical or anticipated operating results, ii) significant changes in the manner of use of a property or the strategy of our overall business, including changes in the estimated holding periods for hotel properties and land parcels, iii) a significant increase in competition, iv) a significant adverse change in legal factors or regulations, v) changes in values of comparable land or hotel property sales, and vi) significant negative industry or economic trends. When such factors are identified, we prepare an estimate of the undiscounted future cash flows of the specific property and determine if the carrying amount of the asset is recoverable. If an impairment is identified, we estimate the fair value of the property based on discounted cash flows or sales price if the property is under contract and an adjustment is made to reduce the carrying value of the property to its estimated fair value.

Intangible Assets

We amortize intangible assets with determined finite useful lives using the straight-line method. We do not amortize intangible assets with indefinite useful lives, but we evaluate these assets for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired.

Trade Receivables and Credit Policies

We grant credit to qualified customers, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of hotel guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables also include credit and debit card transactions that are in the process of being settled. Trade receivables are stated at the amount billed to the customer and do not accrue interest. We regularly review the collectability of our trade receivables. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.1 million at March 31, 2022 and $0.2 million at December 31, 2021. Bad debt expense was $0.0 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Leases

In accordance with ASU No. 2016-02, Leases (Topic 842), we record the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet for all leases with a term of greater than 12 months regardless of their classification.

Several of our hotel properties lease retail or restaurant space to third-party tenants. The majority of our third-party tenants requested rent deferrals in prior years to ease the negative financial effects of the COVID-19 pandemic on their businesses. We primarily negotiated rent deferrals with these tenants that defer rent for a specified number of months and require repayment of the deferred rent over a negotiated period of time. We have adopted a policy that the deferrals are not a change in the provisions of the lease. As such, we are accounting for the concessions using the rights and obligations of the existing lease and recognizing a short-term lease receivable in the period that the cash payment is owed.

Notes Receivables

We selectively provide mezzanine financing to developers where we also have the opportunity to acquire the hotel property at or after the completion of the development project, and we also may provide seller financing under limited circumstances. We classify notes receivable as held-to-maturity and carry the notes receivable at cost less the unamortized discount, if any. In accordance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), we measure financial assets (or a group of financial assets) at amortized cost and present them at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We routinely evaluate our notes receivable and interest receivables for collectability. Probable losses on notes receivable are recognized in a valuation account that is deducted from the amortized cost basis of the notes receivable and recorded as Provision for credit losses in our Condensed Consolidated Statements of Operations. When we place notes receivable on non-accrual status, we suspend the recognition of interest income until cash interest payments are received. Generally, we return notes receivable to accrual status when all delinquent interest becomes current and collectability of interest is reasonably assured. We do not measure an allowance for credit losses for accrued interest receivable. Accrued interest receivable is written-off to bad debt expense when collection is not reasonably assured.

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

Redeemable Non-controlling Interests

Redeemable non-controlling interests represent redeemable preferred units issued by our Operating Partnership ("Redeemable Preferred Units") in connection with the NCI Transaction. Redeemable non-controlling interests are recorded as temporary equity in a mezzanine presentation outside of Equity on our Condensed Consolidated Balance Sheets. We record Redeemable non-controlling interests at fair value on the issuance date of the securities. When the carrying value (the acquisition date fair value adjusted for the non-controlling interest’s share of net income (loss) and dividends) is less than the redemption value, we adjust the redeemable non-controlling interest to equal the redemption value with changes recognized as an adjustment to Accumulated deficit and distributions in excess of retained earnings. Any such adjustment, when necessary, is recorded as of the applicable balance sheet date.

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

Our Condensed Consolidated Financial Statements include non-controlling interests related to common units of limited partnership interests (“Common Units”) in the Operating Partnership held by unaffiliated third parties and third-party ownership of a 49% interest in the Joint Venture. Also, our Condensed Consolidated Financial Statements include Redeemable Preferred Units in the Operating Partnership issued to complete the NCI Transaction and held by unaffiliated third parties. These Redeemable Preferred Units are presented as temporary equity related to our Operating Partnership in a mezzanine position between liabilities and stockholders' equity on our Condensed Consolidated Balance Sheet as Redeemable Non-controlling Interests. See "Note 9 - Non-controlling Interests and Redeemable Non-controlling Interests" for further information.

Revenue Recognition

In accordance with ASU No. 2014-09, revenues from the operation of our hotel properties are recognized when guestrooms are occupied, services have been rendered or fees have been earned. Revenues are recorded net of any discounts and sales and other taxes collected from customers. Revenues consist of room sales, food and beverage sales, and other hotel property revenues and are presented on a disaggregated basis on our Condensed Consolidated Statements of Operations.

Room revenue is generated through short-term contracts with customers whereby customers agree to pay a daily rate for the right to occupy hotel rooms for one or more nights. Our performance obligations are fulfilled at the end of each night that the customers have the right to occupy the rooms. Room revenues are recognized daily at the contracted room rate in effect for each room night.

Food and beverage revenues are generated when customers purchase food and beverage at a hotel property's restaurant, bar or other facilities. Our performance obligations are fulfilled at the time that food and beverage is purchased and provided to our customers.

Other revenues such as fees for parking, meeting space or communication services are recognized at the point in time or over the time period that the associated good or service is provided. Ancillary services such as parking at certain hotel properties are provided by third parties and we assess whether we are the principal or agent in such arrangements. If we are determined to be the agent, revenue is recognized based upon the commission paid to us by the third party for the services rendered to our customers. If we are determined to be the principal, revenues are recognized based upon the gross contract price of the service provided. Certain of our hotel properties have retail spaces, restaurants or other spaces that we lease to third parties. Lease revenues are recognized on a straight-line basis over the respective lease terms and are included in Other income on our Condensed Consolidated Statements of Operations.

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

We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. Due to the effects of the COVID-19 pandemic, certain of our TRSs have incurred operating losses in the past and are expected to be in a cumulative loss for the foreseeable future. As such, the realizability of our deferred tax assets at March 31, 2022 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all of our deferred tax assets at March 31, 2022.

We perform a quarterly review for any uncertain tax positions. The Company had no accruals for uncertain tax positions as of March 31, 2022 and December 31, 2021.

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

Reclassifications

Certain amounts related to intangible assets totaling approximately $3.5 million and accumulated amortization of approximately $1.0 million have been reclassified within Investments in Hotel Properties, net to conform to the current period presentation.

New Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). ASU No. 2020-04 contains practical expedients for reference rate reform related activities that affect debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the effect of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

The amendments in ASU No. 2020-06 reduce the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. The amendments in ASU No. 2020-06 remove certain conditions that otherwise should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. The amendments also improve the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contracts in an entity’s own equity.

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

NOTE 3 - INVESTMENT IN HOTEL PROPERTIES, NET

Investment in Hotel Properties, net

Investment in hotel properties, net is as follows (in thousands):

	March 31, 2022	December 31, 2021
Hotel buildings and improvements	$2,762,269	$2,127,782
Land	363,727	323,276
Furniture, fixtures and equipment	242,165	167,245
Construction in progress	26,669	18,321
Intangible assets	37,981	10,834
Real estate development loan	29,632	27,595
	3,462,443	2,675,053
Less - accumulated depreciation and amortization	(614,042)	(583,080)
	$2,848,401	$2,091,973

We provided a mezzanine loan to fund up to $28.9 million for a mixed-use development project that includes a hotel property, retail space, and parking. The hotel property is a 264 guestroom dual-branded AC Hotel by Marriott and Element Miami Brickell Hotel in Miami, FL. In December 2021, we modified the loan agreement to increase our funding commitment by $1.0 million. As of March 31, 2022, we funded $29.6 million of our total $29.9 million commitment under the mezzanine loan. The mezzanine loan was classified as Investment in hotel properties, net in our Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021. See "Note 4 - Investment in Real Estate Loans" for further information.

Acquisition of NewcrestImage Portfolio

On November 2, 2021, the Operating Partnership and the Joint Venture entered into a Contribution and Purchase Agreement (the “Contribution and Purchase Agreement”) with NewcrestImage Holdings, LLC, a Delaware limited liability company, and
NewcrestImage Holdings II, LLC, a Delaware limited liability company (together, “NewcrestImage”), to purchase from
NewcrestImage a 100% interest in a portfolio of 27 hotel properties, containing an aggregate of 3,709 guestrooms, and two parking structures, containing 1,002 spaces (such hotel properties and parking structures, the “Portfolio”), and various financial and tax incentives for certain of the acquired properties, for an aggregate purchase price of $822.0 million.

On January 13, 2022, the Joint Venture completed the acquisition of the Portfolio except for one hotel property, the 176 guestroom Canopy New Orleans which was still under construction, for an aggregate purchase price of $766.0 million, paid in the form of 15,314,494 Common Units (deemed value of $10.0853 per unit), 1,958,429 preferred units of limited partnership of the Operating Partnership newly designated as 5.25% Series Z Cumulative Perpetual Preferred Units (Liquidation Preference $25 Per Unit) (the “Series Z Preferred Units”), $382.0 million cash draw from a term loan entered into by subsidiaries of the Joint Venture, the assumption by a subsidiary of the Joint Venture of approximately $6.5 million in PACE loan debt and $5.9 million of cash contributed to escrow in the prior year by GIC, as a limited partner in the Joint Venture, and approximately $171.4 million cash contributed by GIC at closing. GIC also contributed to the Joint Venture an additional $18.5 million in cash for estimated pre-acquisition costs related to the NCI Transaction, a portion of which will be distributed to the Operating Partnership as reimbursement for transaction costs paid by the Operating Partnership.

The Joint Venture acquired the Canopy New Orleans on March 23, 2022 upon completion of its construction, for a purchase price of $56.0 million, which was paid in the form of 550,180 Common Units, 41,571 Series Z Preferred Units, $13.8 million cash contributed by GIC, as a limited partner in the Joint Venture, and $28.0 million cash proceeds from a draw on the term loan entered into by subsidiaries of the Joint Venture.

We valued the Common Units and Series Z Preferred Units at fair market value on the closing dates of the NCI Transaction, which resulted in us recording the issued Common Units and Series Z Preferred Units at $157.5 million and $50.0 million, respectively. The Common Units were recorded at the closing prices of our Common Stock on the closing dates since the Common Units are redeemable for shares of our Common Stock on a 1:1 basis. We estimated the fair value of the Series Z Preferred Units based on the features and stated dividend coupon of the Series Z Preferred Units relative to similar securities with more readily determinable market values. We recorded the Series Z Preferred Units at their redemption value of $50.0 million which approximates fair value on the closing dates.

Our Joint Venture assumed $335.2 million of debt in connection with the NCI Transaction and immediately repaid $328.7 million of the assumed debt on the closing date using proceeds from borrowings on the Joint Venture Term Loan (as defined below). We recorded debt assumed in connection with the NCI Transaction at its face amount, which approximated fair market value on the closing date.

Our Joint Venture recorded the NCI Transaction as an asset acquisition and allocated the aggregate purchase price paid for the NCI Transaction to the net assets acquired based on their relative estimated fair values. The allocation of the aggregate purchase price to the fair value of the assets and liabilities acquired for the NCI Transaction is as follows (in thousands):

Assets and Liabilities Acquired		Net Cash Disbursed
Land	$52,797	Purchase price (1)	$823,056
Hotel buildings and improvements	676,607	Acquisition costs	3,027
Furniture, fixtures and equipment	76,729	Deferred financing fees	4,625
Incentives and other intangibles	23,670		$830,708
Other assets (2)	5,318
Total assets acquired	835,121	Cash	$208,819
Debt assumed	(335,205)	Preferred Operating Partnership Units	50,000
Other liabilities (3)	(9,361)	Common Units (1)	157,513
Net assets acquired	$490,555	Debt	414,376
			$830,708

(1) The contractual purchase price for the NCI Transaction was $822.0 million based on the issuance of Common OP Units totaling $160.0 million on the contract date. However, the fair value of the Common OP Units on the closing dates totaled $157.5 million based on the closing prices of our Common Stock on January 13, 2022 and March 23, 2022 of $9.94 and $9.61 per share, respectively. As such, the purchase price has been adjusted to reflect the fair value of the Common Units issued on the closing dates of the NCI Transaction plus additional costs incurred to close the transaction.

(2) Amount includes right-of-use assets related to assumed leases totaling approximately $5.3 million.

(3)    Amount includes assumed key money liabilities of approximately $3.9 million, lease liabilities of approximately $5.1 million, and other liabilities of approximately $0.4 million.

Incentives and other intangibles include tax incentives totaling approximately $19.8 million associated with certain of the acquired hotel properties in the NCI Transaction and are being amortized over a weighted average amortization period of approximately 9.1 years, which is the period in which we expect to meet the requirements to receive payment of the tax incentives. Other intangible assets totaling approximately $3.9 million are related to key money associated with certain of the hotel properties acquired in the NCI Transaction and are being amortized over a weighted average amortization period of approximately 19.7 years, which is the remaining the key money contract period with the franchisor.

Intangible assets, net is as follows (in thousands):

	March 31, 2022	December 31, 2021
Indefinite-lived intangible assets:
Air rights	$10,754	$10,754
Other	80	80
	10,834	10,834
Finite-lived intangible assets:
Tax incentives	19,750	—
Key money	7,397	—
	27,147	—
	37,981	10,834
Less - accumulated amortization	(2,015)	—
Intangible assets, net	$35,966	$10,834

We recorded amortization expense related to intangible assets of approximately $1.0 million and $0.05 million for the three months ended March 31, 2022 and 2021, respectively. Future amortization expense related to intangible assets is as follows (in thousands):

2022	$4,290
2023	4,252
2024	3,541
2025	1,546
2025	1,546
Thereafter	9,957
$25,132

We also acquired in the NCI Transaction a limited liability corporation with an historical tax credit (the "HTC Entity"). The third-party member in the HTC Entity (the "HTC Partner") that owns the majority interest in the HTC Entity is entitled to the value of the historical tax credit. The recapture period related to the historical tax credit expires in October 2022. We have a call option to purchase the HTC Partner's entire interest in the HTC Entity (the "HTC Call Option") commencing on the last day of the recapture period and continuing for 180 days thereafter for $2.6 million plus certain additional costs, estimated to be approximately $0.1 million. If we do not exercise the HTC Call Option, the HTC Partner has a put option to require us to purchase its interest in the HTC Entity upon expiration of the HTC Call Option and continuing for six months thereafter for the same amount as the Call Option exercise price. We have a note receivable from NewcrestImage for $2.7 million that is payable upon our exercise of the HTC Call Option. We have entered into an agreement with NewcrestImage to timely exercise the HTC Call Option. As a result, we have recorded a note receivable of $2.7 million from NewcrestImage and a liability at March 31, 2022 of $2.7 million related to our obligation to exercise the HTC Call Option.

Assets Held for Sale

Assets held for sale at March 31, 2022 include a land parcel in Flagstaff, AZ and the 169 guestroom Hilton Garden Inn San Francisco Airport North in San Francisco, CA which is expected to close in the second quarter of 2022 for a gross selling price of $75.0 million. Assets Held for Sale at December 31, 2021 include a land parcel in Flagstaff, AZ.

Assets held for sale were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Hotel buildings and improvements	$43,078	$—
Land	12,771	425
Furniture, fixtures and equipment	3,199	—
	59,048	425
Less - accumulated depreciation and amortization	(6,247)	—
	$52,801	$425

NOTE 4 — INVESTMENT IN REAL ESTATE LOANS

Investment in real estate loans, net is as follows (in thousands):

	March 31, 2022	December 31, 2021
Real estate loans	$2,350	$2,350
Allowance for credit losses	(2,350)	(2,350)
Investment in real estate loans, net	$—	$—

The amortized cost bases of our Investment in real estate loans, net approximate their fair values.

Real Estate Development Loans

During the year ended December 31, 2019, we provided a mezzanine loan to fund up to $28.9 million for a mixed-use development project that includes the AC Hotel by Marriott and Element Miami Brickell Hotel in Miami, FL, retail space, and parking. The loan closed in the third quarter of 2019 and has a stated interest rate of 9%. In November 2020, we extended the maturity date of the loan from February 15, 2022 to May 15, 2022. In December 2021, we modified the loan agreement to increase the Company's funding commitment by $1.0 million. The loan is secured by a second mortgage on the development project and a pledge of the equity in the project owner. As of March 31, 2022, we funded $29.6 million of our total $29.9 million commitment.

We have an option to purchase a 90% interest in the AC Hotel by Marriott and Element Miami Brickell Hotel in Miami, FL (the “Initial Purchase Option”). We also have the right to purchase the remaining interest in the hotel property five years after the completion of construction. In December 2021, construction of the hotel property was completed. We have issued a $10.0 million letter of credit under our senior revolving credit facility to secure the exercise of the Initial Purchase Option. As such, we have classified the loan as Investment in hotel properties, net on our Consolidated Balance Sheets at March 31, 2022 and December 31, 2021. Interest income on the mezzanine loan is recorded in our Consolidated Statement of Operations as it is earned. We have recorded the aggregate estimated fair value of the Initial Purchase Option totaling $2.8 million in Other assets and as a contra-asset to Investment in hotel properties, net. The contra-asset will be amortized as a component of non-cash interest income over the term of the real estate development loan using the straight-line method, which approximates the interest method. During each of the three months ended March 31, 2022 and 2021, we amortized $0.1 million and $0.3 million, respectively, as non-cash interest income. Including the amortization of the contra-asset, the current effective interest rate on this loan is approximately 11.4%.

In April 2022, we exercised the Initial Purchase Option to acquire a 90% equity interest in the AC Hotel by Marriott and Element Miami Brickell Hotel in Miami, FL containing an aggregate 264 guestrooms. The option price was based on a gross hotel valuation of $89.0 million determined prior to commencement of the development project. We expect to fund our estimated equity requirement with the proceeds from the payment in full of our outstanding mezzanine loan to the developer of the project, which is expected to be $29.9 million at closing, the assumption of senior debt on the development project of approximately $47.0 million, and $7.9 million in cash. We expect to close the transaction in June 2022.

For additional information regarding our real estate development loans, please see our Annual Report on Form 10-K filed on February 23, 2022.

Seller-Financing Loans

On June 29, 2018, we sold the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA for an aggregate selling price of $24.9 million. We provided seller financing totaling $3.6 million on the sale of these properties under two, 3.5 year second mortgage notes with a blended interest rate of 7.38% that are further collateralized by a personal guarantee from the principal of the borrower. As of March 31, 2022, there was $2.4 million outstanding on the seller-financing loans. During the year ended December 31, 2020, we recorded an allowance for credit losses in an amount equal to the outstanding balance of the loans due to a borrower default caused by the negative effects of the pandemic.

On June 1, 2021, we amended the terms of the seller-financing loans and extended the maturity date of each loan to December
31, 2022. Interest is accruing at a rate of 9.00% monthly, including 5.00% payable in cash and 4.00% paid-in-kind. Semiannual principal payments of $0.3 million began on April 15, 2022.

NOTE 5 - DEBT

At March 31, 2022, our indebtedness was comprised of borrowings under our 2018 Senior Credit Facility (as defined below), the 2018 Term Loan (as defined below), the 2017 Term Loan (as defined below), the Joint Venture Credit Facility (as defined below), the Joint Venture Term Loan (as defined below), the PACE Loan (as defined below), the Convertible Notes (as defined below), and indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 3.34% at March 31, 2022 and 3.35% at December 31, 2021.

Debt, net of debt issuance costs, is as follows (in thousands):

	March 31, 2022	December 31, 2021
Revolving debt	$68,500	$68,500
Term loans	972,000	562,000
Convertible notes	287,500	287,500
Mortgage loans	168,640	163,315
	1,496,640	1,081,315
Unamortized debt issuance costs	(14,745)	(11,518)
Debt, net of debt issuance costs	$1,481,895	$1,069,797

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

	March 31, 2022	Percentage	December 31, 2021	Percentage
Fixed-rate debt	$848,249	57%	$842,858	78%
Variable-rate debt	648,391	43%	238,457	22%
	$1,496,640		$1,081,315

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Convertible notes	$287,500	$303,003	$287,500	$300,384	Level 1 - Market approach
Fixed-rate mortgage loans	160,749	154,852	155,358	155,765	Level 2 - Market approach
	$448,249	$457,855	$442,858	$456,149

At March 31, 2022 and December 31, 2021, we had $400.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value.  Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to "Note 7 - Derivative Financial Instruments and Hedging."

$600 Million Senior Credit and Term Loan Facility

On December 6, 2018, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $600.0 million senior credit facility (the “2018 Senior Credit Facility”) with Deutsche Bank AG New York Branch, as administrative agent, and a syndicate of lenders. The 2018 Senior Credit Facility is comprised of a $400.0 million revolver (the "$400 Million Revolver") and a $200.0 million term loan facility (the “$200 Million Term Loan”). At March 31, 2022, we had $200.0 million borrowed, an outstanding letter of credit of $10.0 million securing the exercise of the Initial Purchase Option, and $340.0 million available to borrow plus an additional $50.0 million available to borrow subject to certain security requirements to be provided to the lender. At March 31, 2022, we had no borrowings outstanding on the $400 Million Revolver.

Amendments to $600.0 Million Senior Credit Facility

Between May 2020 and November 2021, the Company entered into several amendments to the Credit Agreement of the 2018 Senior Credit Facility (the “Credit Facility Amendments”).

As of March 31, 2022, the cumulative effect of the Credit Facility Amendments resulted in the waiver or adjustment of certain financial and other covenants under the 2018 Senior Credit Facility, for the periods described below:

•Waivers of key financial and certain other covenants in the 2018 Senior Credit Facility for the period April 1, 2020 through March 31, 2022; and
•Beginning on April 1, 2022, adjustments to certain of the key financial covenants have gone into effect as follows:
◦Reduction of the Minimum Consolidated Fixed Charge Coverage Ratio;
◦Increase of the Maximum Unsecured Leverage Ratio;
◦Reduction of the Minimum Unsecured Interest Coverage Ratio; and
◦Increases to the Maximum Leverage Ratio, that adjusts down through calendar year 2023.

The interest rate on the 2018 Senior Credit Facility is based on a pricing grid ranging from 140 basis points to 240 basis points plus the the London Interbank Offered Rate ("LIBOR") for the $400 Million Revolver and 135 basis points to 235 basis points plus LIBOR for the $200 Million Term Loan, depending upon the Company's leverage ratio. The pricing grid was modified under the Credit Facility Amendments such that during the period ending December 31, 2021, or earlier at the Company's election subject to certain requirements (the "Amendment Period"), the applicable margin was at Pricing Level VII, as defined in the 2018 Senior Credit Facility documents. The applicable margin is currently set at Pricing Level VIII. The interest rate at March 31, 2022 for the $200 Million Term Loan was 2.80%. The 2018 Senior Credit Facility has been amended to accommodate the transition from LIBOR to the Secured Overnight Financing Rate ("SOFR"), when LIBOR is no longer available.

The Credit Facility Amendments require the borrower and certain subsidiaries to pledge to the secured parties all of the equity interests in the entities that own all properties included in the unencumbered asset pool supporting the facility (“Unencumbered Properties”), as well as the equity interests in the TRS lessees related to such Unencumbered Properties until the borrower meets certain conditions for their release. The Credit Facility Amendments also permitted the Company to complete the Convertible Notes Offering (defined below), the Series F preferred shares offering (defined below), and close on the NCI Transaction and enter into equity transactions and indebtedness related thereto.

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

Certain other typical limitations and conditions for credit facilities of this nature include, among other provisions, limitations on the use of revolving facility advances, certain restrictions on payments of dividends and establishment of a minimum liquidity requirement as indicated above. At March 31, 2022, we were in compliance with all financial covenants.

The 2018 Senior Credit Facility has an accordion feature which will allow the Company to increase the total commitments by an aggregate of up to $300.0 million. The $400 Million Revolver will mature on March 31, 2023 and can be extended to March 31, 2024 at the Company’s option, subject to certain conditions. The $200 Million Term Loan will mature on April 1, 2024.

Term Loans

2018 Term Loan

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a new $225.0 million term loan (the “2018 Term Loan”) with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documentation, which is fully drawn as of March 31, 2022. The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the maturity date of February 14, 2025, subject to certain conditions.

Amendments to $225.0 Million 2018 Term Loan

Between May 2020 and November 2021, the Company entered into several amendments to the First Amended and Restated Credit Agreement (the “2018 Term Loan Amendments”). As of March 31, 2022, the cumulative effect of the changes to the 2018 Term Loan effected by the 2018 Term Loan Amendments are substantially similar to the changes described above effected by the Credit Facility Amendments.

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.35% and 1.95%, depending upon our leverage ratio (as defined in the loan documents). The pricing grid was modified under the 2018 Term Loan Amendments such that during the Amendment Period the applicable margin was set at Pricing Level VII, as defined in the 2018 Term Loan documents. We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at March 31, 2022 was 2.60%. The 2018 Term Loan has been amended to accommodate the transition from LIBOR to SOFR, when LIBOR is no longer available.

Financial and Other Covenants. We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2018 Term Loan. The 2018 Term Loan Amendments provide that certain financial and other covenants under the 2018 Term Loan were waived or adjusted, which waivers and adjustments are the same as under the amendments to the Company’s 2018 Senior Credit Facility. At March 31, 2022, we were in compliance with all financial covenants.

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

2017 Term Loan

On September 26, 2017, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $225.0 million term loan (the "2017 Term Loan") with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documentation, which 2017 Term Loan has a principal balance of $62.0 million as of March 31, 2022.

Amendments to $225.0 Million 2017 Term Loan

Between May 2020 and November 2021, the Company entered into various amendments to the 2017 Term Loan (the “2017 Term Loan Amendments”). As of March 31, 2022, the cumulative effect of the changes to the 2017 Term Loan effected by the 2017 Term Loan Amendments are substantially similar to the changes described above effected by the Credit Facility Amendments.

The 2017 Term Loan has an accordion feature which allows us to increase the total commitments by an aggregate of $175.0 million prior to the maturity date, subject to certain conditions. The 2017 Term Loan matures on November 25, 2022.

We pay interest on advances at varying rates, based upon, at our option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a LIBOR margin between 1.45% and 2.25%, depending upon our leverage ratio (as defined in the loan documents). The pricing grid was modified under the 2017 Term Loan Amendments such that during the Amendment Period the applicable margin was set at Pricing Level VI, as defined in the 2017 Term Loan documents. We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at March 31, 2022 was 2.90%. The 2017 Term Loan has been amended to accommodate the transition from LIBOR to SOFR, when LIBOR is no longer available.

Financial and Other Covenants. We are required to comply with a series of financial and other covenants to draw and maintain borrowings under the 2017 Term Loan. The 2017 Term Loan Amendments provide that certain financial and other covenants under the 2017 Term Loan were waived or adjusted, which waivers and adjustments are the same as under the Credit Facility Amendments. At March 31, 2022, we were in compliance with all financial covenants.

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

Convertible Senior Notes and Capped Call Options

On January 7, 2021, we entered into an underwriting agreement (the “Convertible Notes Offering”) pursuant to which the Company agreed to offer and sell $287.5 million aggregate principal amount of the Company’s 1.50% convertible senior notes due 2026 (the “Convertible Notes"). The net proceeds from the Convertible Notes Offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company (including net proceeds from the full exercise by the underwriters of their over-allotment option to purchase additional Convertible Notes), were approximately $280.0 million before consideration of the Capped Call Transactions (as defined below). These proceeds were used to pay the cost of the Capped Call Transactions and to partially repay outstanding obligations under the 2018 Senior Credit Facility and 2017 Term Loan.

The Convertible Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The Convertible Notes will mature on February 15, 2026 (the “Maturity Date”), unless earlier converted, purchased or redeemed. Prior to August 15, 2025, the Convertible Notes will be convertible only upon certain circumstances and during certain periods. On or after August 15, 2025 and through the Maturity Date, holders may convert any of their Convertible Notes into shares of the Company’s common stock, at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day prior to the Maturity Date, unless the Convertible Notes have been previously purchased or redeemed by the Company. During the three months ended March 31, 2022 and 2021, the Company recorded coupon interest expense of $1.0 million and $0.9 million, respectively, and amortized $0.4 million and $0.4 million, respectively, of the $7.6 million debt issuance costs related to the Convertible Notes Offering. Including the amortization of the debt issuance costs, the current effective interest rate on the Convertible Notes is approximately 2.00%.

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

MetaBank Loan

On June 30, 2017, we entered into a $47.6 million secured, non-recourse loan with MetaBank (the "MetaBank Loan"). The MetaBank Loan provides for a fixed interest rate of 4.44%, amortizes over 25 years, and matures on July 1, 2027. The MetaBank Loan is secured by three hotel properties and is subject to a prepayment penalty if prepaid prior to April 1, 2027. On May 1, 2020, MetaBank waived the annual minimum debt service covenant ratio for the year ended December 31, 2020, and on April 12, 2021, MetaBank extended such waiver for the year ended December 31, 2021. The next covenant measurement date is December 31, 2022.

Mortgage Loans

At March 31, 2022 and December 31, 2021, we had mortgage loans totaling $162.2 million and $163.3 million, respectively, that are secured primarily by first mortgage liens on 17 and 16 hotel properties, respectively.

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

The Parent is the joint venture between the Operating Partnership and an affiliate of GIC, Singapore's sovereign wealth fund. See "Note 9 – Non-controlling Interests and Redeemable Non-controlling interests" for additional information. The Operating Partnership and the Company are not borrowers or guarantors of the Joint Venture Credit Facility. The Joint Venture Credit Facility is guaranteed by all of the Borrower’s existing and future subsidiaries, subject to certain exceptions.

The Joint Venture Credit Facility is comprised of a $125.0 million revolving credit facility (the “$125 Million Revolver”) and a $75.0 million term loan (the “$75 Million Term Loan”). The Joint Venture Credit Facility has an accordion feature which will allow us to increase the total commitments by up to $300.0 million, for aggregate potential borrowings of up to $500.0 million on the Joint Venture Credit Facility. At March 31, 2022, we had $68.5 million outstanding under the $125 Million Revolver.

The $125 Million Revolver and the $75 Million Term Loan will mature on October 8, 2023. Each can be extended for a single consecutive twelve-month period at the Borrower's option, subject to certain conditions.

Interest is paid on revolving credit advances at varying rates based upon, at the Borrower's option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a margin of 2.15% for Eurodollar rate advances, or (ii) LIBOR, plus a margin of 2.15% for LIBOR floating rate advances. The interest rate at March 31, 2022 was 2.75%. The applicable margin for a term loan advance shall be five basis points less than revolving credit advances referenced above. The Joint Venture Credit Facility has been amended to accommodate the transition from LIBOR to SOFR, when LIBOR is no longer available. At March 31, 2022, we were in compliance with all financial covenants.

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

Certain financial and other covenants under the Joint Venture Credit Facility were waived or adjusted as follows:

• Increase of the Maximum Leverage Ratio through the initial maturity date;
• Reduction of the Fixed Charge Coverage Ratio through March 31, 2022;
• Increase of the Borrowing Base Leverage through the initial maturity date;
• Reduction of the Minimum Borrowing Base Interest Coverage Ratio through March 1, 2022

During the covenant waiver period, the applicable margin was increased to 230 basis points and 225 basis points for the $125 million Revolver and $75 million Term Loan, respectively. After the covenant waiver period, the applicable margin will revert to 215 basis points and 210 basis points for the $125 million Revolver and $75 million Term Loan, respectively.

The Joint Venture Amendment provides that the Borrower may make additional advances on the $125 Million Revolver, subject to certain financial covenant limitations. Certain other typical limitations and conditions for credit facilities of this nature were included among the provisions in the amendments including, among other provisions, limitations on the use of revolving facility advances, certain restrictions on payments of dividends and limitations on investments and dispositions. We retain the right to opt out of certain additional restrictive covenants upon demonstration of compliance with the required financial covenants.

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

Joint Venture Term Loan

In connection with the NCI Transaction, on January 13, 2022, Summit JV MR 2, LLC, Summit JV MR 3, LLC and Summit NCI NOLA BR 184, LLC (collectively, the “Borrowers”), the Joint Venture, as parent guarantor, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a $410.0 million senior secured term loan facility (the “Joint Venture Term loan”) with Bank of America, N.A., as administrative agent and initial lender, Wells Fargo Bank, National Association, as syndication agent and an initial lender, and BofA Securities, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners.

Neither the Operating Partnership nor the Company are borrowers or guarantors of the Joint Venture Term Loan. The Joint Venture Term Loan is guaranteed by the Joint Venture and all of the Borrowers’ existing and future subsidiaries, subject to certain exceptions.

The Joint Venture Term Loan provides for a $410.0 million term loan. The Joint Venture Term Loan has an accordion feature which will permit an increase in the total commitments by up to $190.0 million, for aggregate potential borrowings of up to $600.0 million. The Joint Venture Term Loan will mature on January 13, 2026 and can be extended for one 12-month period at the Company’s option, subject to certain conditions.

As of March 31, 2022, we had $410.0 million outstanding on the Joint Venture Term Loan bearing interest at a floating rate of SOFR plus 2.86%. The interest rate at March 31, 2022 was 3.15%.

Borrowing Base Assets

The Joint Venture Term Loan is secured primarily by a first priority pledge of the Borrowers’ equity interests in the subsidiaries that hold a direct or indirect interest in the 27 hotel properties and two parking facilities purchased in the NCI Transaction that constitute borrowing base assets. The Joint Venture Term Loan contains terms, conditions and covenants for typical for similar credit facilities.

For additional information concerning the Joint Venture Term Loan, please see our Current Report on Form 8-K filed on January 14, 2022.

PACE Loan

As part of the NCI Transaction, a subsidiary of the Joint Venture assumed a PACE loan of approximately $6.4 million. The loan bears fixed interest at 6.10%, has amortization period of 20 years, and matures on July 31, 2040. The PACE loan is secured by assessment lien imposed by the County of Tarrant, Texas for the benefit of the lender.

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

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business. In addition, we rent or sublease certain owned real estate to third parties. We recorded gross third-party tenant income of $2.3 million and $0.6 million during the three months ended March 31, 2022 and 2021, respectively, which were recorded in Other income in the Condensed Consolidated Statement of Operations.

On January 1, 2019, the Company adopted ASC No. 842, Leases, and recognized right-of-use lease assets and related liabilities.  The right-of-use assets and related liabilities include renewal options reasonably certain to be exercised.  We base our lease calculations on our estimated incremental borrowing rate. As of March 31, 2022, our weighted average incremental borrowing rate was 4.76%.

During the three months ended March 31, 2022 and 2021, the Company's total operating lease cost was $1.0 million and $0.8 million, respectively, and the operating cash outflows from operating leases was $0.9 million and $0.7 million, respectively. As of March 31, 2022, the weighted average operating lease term was 36.5 years.

Operating lease maturities as of March 31, 2022 are as follows (in thousands):

2022	$1,574
2023	1,264
2024	1,205
2025	1,209
2026	1,222
Thereafter	37,808
Total lease payments (1)	44,282
Less interest	(22,233)
Total	$22,049

(1)Certain payments above include future increases to the minimum fixed rent based on the Consumer Price Index in effect at the initial measurement of the lease balances.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at March 31, 2022 and December 31, 2021 is as follows (dollars in thousands):

				Notional Amount		Fair Value
Contract date	Effective Date	Expiration Date	Average Annual Effective Fixed Rate	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	$100,000	$100,000	$(310)	$(1,617)
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	100,000	100,000	(319)	(1,629)
June 11, 2018	September 28, 2018	September 30, 2024	2.87%	75,000	75,000	(794)	(3,831)
June 11, 2018	December 31, 2018	December 31, 2025	2.93%	125,000	125,000	(2,187)	(8,646)
				$400,000	$400,000	$(3,610)	$(15,723)

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At March 31, 2022 and December 31, 2021, all of our interest rate swaps were in a liability position. The liability related to our interest rate swaps has decreased substantially during the first quarter of 2022 due to increases in interest rates. Our interest rate swaps are recorded in Accrued expenses and other in our Condensed Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Other comprehensive income and are reclassified to Interest expense in our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings. In the next twelve months, we estimate that $2.3 million will be reclassified from Other comprehensive income and recorded as an increase to Interest expense.

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Gain recognized in Other comprehensive income on derivative financial instruments	$9,813	$3,885
Loss reclassified from Other comprehensive income to Interest expense	$(2,300)	$(2,318)
Total Interest expense in which the effects of cash flow hedges are recorded	$(13,439)	$(10,788)

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

On May 25, 2017, the Company and the Operating Partnership entered into separate sales agreements (collectively, the “Sales Agreements”) with several underwriters (the “Sales Agents”), pursuant to which the Company may sell our Common Stock (the “Shares”) from time to time through the Sales Agents, each acting as a sales agent and/or principal (the "2017 ATM Program"). The 2017 ATM Program was updated in 2019 to allow us to sell Shares having an aggregate offering price of up to $110.0 million. To date, we have not sold any shares of our Common Stock under the 2017 ATM Program.

Changes in Common Stock during the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
	2022	2021
Beginning common shares outstanding	106,337,724	105,708,787
Grants under the Equity Plan	626,312	626,355
Performance share and other forfeitures	(3,173)	(60,823)
Shares retained for employee tax withholding requirements	—	(155,605)
Ending common shares outstanding	106,960,863	106,118,714

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

NOTE 9 - NON-CONTROLLING INTERESTS AND REDEEMABLE NON-CONTROLLING INTERESTS

Non-controlling Interests in Operating Partnership

Pursuant to the limited partnership agreement of our Operating Partnership, the unaffiliated third parties who hold Common Units in our Operating Partnership have the right to cause us to redeem their Common Units in exchange for cash based upon the fair value of an equivalent number of our shares of Common Stock at the time of redemption; however, the Company has the option to redeem Common Units with shares of our Common Stock on a one-for-one basis. The number of shares of our Common Stock issuable upon redemption of Common Units may be adjusted upon the occurrence of certain events such as share dividend payments, share subdivisions or combinations. On January 13, 2022 and March 23, 2022, in connection with the NCI Transaction, the Operating Partnership issued 15,864,674 Common Units as partial consideration for the purchase.

At March 31, 2022 and December 31, 2021, NewcrestImage and other unaffiliated third parties owned 15,989,471 and 124,797 of Common Units of the Operating Partnership, respectively, representing approximately 13% and less than 1% of the Common Units of the Operating Partnership for each period.

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

Non-controlling Interests in Joint Venture

In July 2019, the Company entered into a joint venture agreement with GIC, Singapore’s sovereign wealth fund, to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the Joint Venture and intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the Joint Venture and will have the potential to earn incentive fees based on the Joint Venture achieving certain return thresholds. As of March 31, 2022, the Joint Venture owns the 40 hotel properties totaling 5,583 guestrooms in nine states.

The Joint Venture owns the hotel proeprties through master real estate investment trusts (“Master REIT”) and subsidiary REITs (“Subsidiary REIT”). All of the hotel properties owned by the Joint Venture are leased to taxable REIT subsidiaries of the Subsidiary REITs (“Subsidiary REIT TRSs”). To qualify as a REIT, the Master REIT and each Subsidiary REIT must meet all of the REIT requirements summarized under “Note 2 - Basis of Presentation and Significant Accounting Policies - Income Taxes.” Taxable income related to the Subsidiary REIT TRSs is subject to federal, state and local income taxes at applicable tax rates.

We classify the Non-controlling interests in the Joint Venture as a component of equity in the Company’s Condensed Consolidated Balance Sheets. The portion of net income (losses) allocated to these non-controlling interests is reported on the Company’s Condensed Consolidated Statements of Operations as Net income (losses) attributable to non-controlling interests of the Joint Venture.

Redeemable Non-controlling Interests

In connection with the NCI Transaction, Summit Hotel GP, LLC, a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership, on its own behalf as general partner of the Operating Partnership and on behalf of the limited partners of the Operating Partnership, on January 13, 2022, entered into the Tenth Amendment (the “Tenth Amendment”) to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, to provide for the issuance of up to 2,000,000 Series Z Preferred Units. The Series Z Preferred Units rank on a parity with the Operating Partnership’s Series E and Series F Preferred Units and holders will receive quarterly distributions at a rate of 5.25% per year. From issuance until the tenth anniversary of their issuance, the Series Z Preferred Units will be redeemable at the holder’s request at any time, or in connection with a change of control of the Company, for, at the Company’s election, cash or shares of the Company’s 5.25% Series Z Cumulative Perpetual Preferred Stock (which will be designated and authorized following notice of redemption by holder of the Series Z Preferred Units) on a one-for-one basis. After the fifth anniversary of their issuance, the Company may redeem the Series Z Preferred Units for cash at a redemption amount of $25 per unit. For a 90-day period immediately following both the tenth and the eleventh anniversaries of their issuance or in connection with a change of control of the Company, the Series Z Preferred Units will be redeemable at the holder’s request for cash at a redemption amount of $25 per unit. On January 13, 2022 and March 23, 2022, in connection with the NCI Transaction, the Operating Partnership issued 2,000,000 Series Z Preferred Units as partial consideration for the purchase. At March 31, 2022, the redeemable Series Z Preferred Units issued in connection with the NCI Transaction are recorded as temporary equity of the Operating Partnership and reflected as Redeemable non-controlling interests in a mezzanine position presentation outside of Equity in our Consolidated Condensed Balance Sheet as of March 31, 2022.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at March 31, 2022 using
	Level 1	Level 2	Level 3	Total
Assets:
Purchase options related to real estate loans	$—	$—	$2,800	$2,800
Liabilities:
Interest rate swaps	—	3,610	—	3,610

	Fair Value Measurements at December 31, 2021 using
	Level 1	Level 2	Level 3	Total
Assets:
Purchase options related to real estate loans	$—	$—	$2,800	$2,800
Liabilities:
Interest rate swaps	—	15,723	—	15,723

Our Purchase Option relates to real estate loans and does not have a readily determinable fair values. The original fair value of the Purchase Option was estimated using the Black-Scholes model.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Franchise Agreements

We expensed fees related to our franchise agreements of $10.1 million and $4.1 million for the three months ended March 31, 2022 and 2021, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various professional third-party management companies. The terms of our management agreements range from month-to-month to twenty-five years with various extension provisions. Each management company receives a base management fee, which is a percentage of total hotel property revenues. In some cases there are also monthly fees for certain services, such as accounting, based on the number of guestrooms. Generally, there are also incentive fees based on attaining certain financial thresholds. Management fee expenses were $3.8 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business. There are currently no pending legal actions that we believe would have a material effect on our financial position or results of operations.

NOTE 12 - EQUITY-BASED COMPENSATION

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

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock award activity under our Equity Plan for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2021	605,470	$9.98	$5,909
Granted	316,643	9.83
Vested	(227,153)	(9.70)
Forfeited	(3,173)	(10.29)
Non-vested at March 31, 2022	691,787	$9.85	$6,890

The awards granted to our non-executive employees prior to 2022 vest over a four-year period based on continuous service (20% on the first, second and third anniversary of the grant date and 40% on the fourth anniversary of the grant date). The awards granted to our non-executive employees in 2022 vest over a three-year period based on continuous service (25% on the first and second anniversary of the grant date and 50% on the third anniversary of the grant date).

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

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under the Equity Plan for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2021	1,002,866	$11.92	$9,788
Granted	306,435	9.83
Vested	(302,327)	(12.81)
Forfeited	—	—
Non-vested at March 31, 2022	1,006,974	$11.76	$10,029

(1) The amounts included in this column represent the expected future value of the performance-based restricted stock awards calculated using the Monte Carlo simulation valuation model.

Our performance-based restricted stock awards are market-based awards and are accounted for based on the fair value of our common stock on the grant date. The fair value of the performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model. These awards cliff vest on the third anniversary of the grants based on our percentile ranking within the SNL U.S. REIT Hotel Index at the end of the period or upon a change in control. The awards require continued service during the measurement period and are subject to the other conditions described in the Equity Plan or award document.

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

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and three months ended March 31, 2022 and 2021 was as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Time-based restricted stock	$992	$665
Performance-based restricted stock	2,674	904
Director stock	32	—
	$3,698	$1,569

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions. In January 2022, we granted a new member of our Board of Directors 3,234 shares of fully vested shares of our Common Stock at $9.94 per share.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $12.3 million at March 31, 2022 and will be recorded as follows (in thousands):

	Total	2022	2023	2024	2025
Time-based restricted stock	$5,877	$1,954	$2,334	$1,396	$193
Performance-based restricted stock	6,378	2,159	2,552	1,458	209
	$12,255	$4,113	$4,886	$2,854	$402

The Company's former Executive Vice President and Chief Operating Officer retired in March 2022. The Company recorded $1.3 million of additional stock-based compensation expense during the three months ended March 31, 2022 related to the modification of certain stock award agreements. This amount was comprised of $0.4 million related to time-based restricted stock awards and $0.9 million related to performance-based restricted stock awards.

NOTE 13 - INCOME TAXES

As a REIT, we generally will not be subject to U.S. federal income tax on ordinary income and capital gains income generated by our REIT activities that we distribute to our stockholders. We are subject to federal and state income taxes on the earnings of our TRS Lessees. In addition, our Operating Partnership is subject to tax in a limited number of local and state jurisdictions.

The Company recorded an income tax benefit of $2.0 million and income tax expense of $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Due to the effects of the Pandemic, certain of our TRS Lessees have incurred operating losses in the past and are expected to be in a cumulative loss for the foreseeable future.  A cumulative loss is significant negative evidence that the realizability of our deferred tax assets at March 31, 2022 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all our deferred tax assets at March 31, 2022.

We had no unrecognized tax benefits at March 31, 2022. We expect no significant changes in unrecognized tax benefits within the next year.

NOTE 14 - EARNINGS PER SHARE

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

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share):

	For the Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(8,973)	$(32,871)
Less: Preferred dividends	(3,970)	(3,709)
Attributable to non-controlling interest in Operating Partnership	482	54
Attributable to non-controlling interests in Joint Venture	82	1,452
Net loss attributable to common stockholders, net of amount allocated to participating securities	$(12,379)	$(35,074)
Denominator:
Weighted average common shares outstanding - basic and diluted	104,896	104,278
Loss per share:
Basic and diluted	$(0.12)	$(0.34)

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

NOTE 15 - SUBSEQUENT EVENTS

Dividends

On April 29, 2022, our Board of Directors declared cash dividends of $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock and $0.3671875 per share of 5.875% Series F Cumulative Redeemable Preferred Stock. The Board of Directors also declared on behalf of the Operating Partnership, a cash dividend of $0.328125 per share of the Operating Partnership's unregistered 5.25% Series Z Cumulative Perpetual Preferred Units that were issued on January 13, 2022 and $0.249660 per unit for the units issued on March 23, 2022 as part of the NCI Transaction.

These dividends are payable May 31, 2022 to stockholders of record on May 22, 2022.

Exercise of Purchase Option

In April 2022, we exercised the Initial Purchase Option to acquire a 90% equity interest in the AC Hotel by Marriott and Element Miami Brickell Hotel in Miami, FL. The option price was based on a gross hotel valuation of $89.0 million determined prior to commencement of the development project. We expect to fund our estimated equity requirement with the proceeds from the payment in full of our outstanding mezzanine loan to the developer of the project, which is expected to be $29.9 million at closing, the assumption of senior debt on the development project of approximately $47.0 million, and $7.9 million in cash. We expect to close the transaction in June 2022. Although we currently do not have an estimate of the fair value of the Initial Purchase Option, we expect to the adjust the Initial Purchase Option to its estimated fair value during the second quarter of 2022 based on the estimated fair value of the hotel property on the closing date.

Disposition of Hotel Property

On March 23, 2022, our Joint Venture entered into an agreement to sell the entity that holds our Hilton Garden Inn San Francisco Airport North in San Francisco, CA containing 169 guestrooms for a gross selling price of $75 million, which will result in an approximate gain on the sale of $20.5 million. We have received $7.5 million of nonrefundable earnest money from the buyer and we expect the transaction to close during the second quarter of 2022. As such, we have classified this property as Held for sale at March 31, 2022.

PART I - FINANCIAL INFORMATION

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2021 and our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

•the effects of COVID-19 and its variants (the "Pandemic") and other infectious disease outbreaks;
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
•global, national, regional and local economic and geopolitical conditions and events, including wars or other hostilities;
•supply and demand factors in our markets or sub-markets.
•levels of spending for business and leisure travel, travel costs affected by changes in energy prices, and consumer confidence;
•the effect of alternative accommodations on our business;
•adverse changes in occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) and other hotel property operating metrics;
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
•risks associated with hotel proeprty acquisitions, including the ability to ramp up and stabilize newly acquired hotel properties with limited or no operating history or that require substantial amounts of capital improvements for us to earn economic returns consistent with our expectations at the time of acquisition;
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
•availability of and the abilities of our property managers and us to retain qualified personnel at our hotel proeprties and corporate offices;
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
•the effect of a data breach or significant disruption of hotel property operator information technology networks as a result of cyber-attacks that are greater than insurance coverages or indemnities from service providers;
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
•our ability to continue to effectively enhance our Environmental, Social and Governance ("ESG") program to achieve expected social, environment and governance objectives and goals; and
•the other factors discussed under the heading "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning primarily premium-branded, select-service hotel properties. At March 31, 2022, our portfolio consisted of 101 hotel properties with a total of 15,228 guestrooms located in 24 states. We own our hotel properties in fee simple, except for seven hotel properties which are subject to ground leases or subleases. As of March 31, 2022, we own 100% of the outstanding equity interests in 61 of our 101 hotel properties. We own a 51% controlling interest in 40 hotel properties through the Joint Venture. Our hotel properties are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

Our hotels operate under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”) and InterContinental® Hotels Group (“IHG”).

We have elected to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011.  To qualify as a REIT, we cannot operate or manage our hotel properties.  Accordingly, all of our hotel properties are leased to our taxable REIT subsidiaries ("TRS Lessees").  All of our hotel properties are operated pursuant to hotel property management agreements between our TRS Lessees and professional third-party hotel property management companies that are not affiliated with us as follows:

Management Company	Number of Properties	Number of Guestrooms
Affiliates of Aimbridge Hospitality, including Interstate Management Company, LLC	62	9,166
OTO Development, LLC	15	2,164
Stonebridge Realty Advisors, Inc. and affiliates	9	1,312
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	6	973
Crestline Hotels & Resorts, LLC	4	570
White Lodging Services Corporation	2	453
Hersha Hospitality Management	2	338
InterContinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Total	101	15,228

Our typical hotel property management agreement requires us to pay a base fee to our hotel property manager calculated as a percentage of hotel property revenues.  In addition, our hotel property management agreements generally provide that the hotel property manager can earn an incentive fee for revenue or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") over certain thresholds or based on a return over our required preferred return.  Our TRS Lessees may employ other hotel property managers in the future.  We do not, and will not, have any ownership or economic interest in any of the hotel property management companies engaged by our TRS Lessees.

Our revenues are derived from hotel property operations and consist of room revenue, food and beverage revenue and other hotel property operations revenue. Revenues from our other hotel property operations consist of ancillary revenues related to meeting rooms and other customer services provided at certain of our hotel properties.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of lodging demand include changes in gross domestic product, corporate profits, capital investments, employment and more recently, travel-related health and safety restrictions and concerns. Volatility in the economy and risks arising from global and domestic political or economic conditions may cause slowing economic growth, which would have an adverse effect on lodging demand. The global and U.S. economies, and the travel and lodging industries, have experienced a significant downturn as a result of the Pandemic. During the three months ended March 31, 2022, we continued to experience a significant recovery in hotel demand driven primarily by leisure travelers. Corporate and group demand remain below historical levels and are recovering more slowly; however, we have recently begun to experience an increase in demand related to these segments as return to work trends continue to accelerate and travel restrictions are reduced or eliminated.

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

During the three months ended March 31, 2022, we continued to experience significant improvement in our business compared to earlier in the Pandemic, driven primarily by leisure travel and to a lesser extent modest improvement in other demand segments, including corporate and group. The improvement was the result of a significant increase in the availability and administration of vaccines globally as well as the easing of government restrictions and guidance in most jurisdictions. We anticipate that continued improvement in operating trends will be dependent on continued strength in leisure travel and a recovery of business travel. More broadly, a return to normalized levels of operations is dependent upon a continuation in the recovery of our business, further dissipation of concerns related to the Pandemic, geopolitical stability, moderating inflation and maintaining a high-quality portfolio aligned with evolving guest preferences.

Health and Well-being

All of our hotel properties are licensed with national franchise brands and we have worked closely with our brand partners to develop and implement comprehensive protocols for the safety and well-being of employees and guests to address a broad spectrum of pathogens and viruses, including COVID-19 and variants thereof. We continue to apply advanced cleaning procedures developed during the Pandemic to all of our hotel properties.

Forward-looking Information and Use of Estimates

The full effects of the Pandemic and its variants on our Company will depend on future developments, such as the ultimate duration and scope of the outbreak, its effect on our customers, brands and business partners, the rate at which normal economic conditions, operations, and the demand for lodging resume, and the magnitude of the recessionary conditions in any of our markets. Accordingly, the full effects of the Pandemic on our Company cannot be determined at this time. While the potential magnitude and duration of the business and economic effects of the Pandemic are uncertain, we believe that the recovery in our business that began during 2020 and has continued through the three months ended March 31, 2022 will continue through 2022 and we expect that operating performance will improve gradually over a multi-year period before reaching prior peak performance levels. We believe that a recovery in business conditions resulting in positive operating cash flows, together with cash on hand, and the current availability under our credit facilities, will provide sufficient liquidity to fund operations for at least the next twelve months. There can be no assurance that the assumptions used to evaluate the carrying amounts of our assets or to estimate our liquidity requirements will be correct. For additional information on the current and potential future effects of the Pandemic, please see Item 1A. Risk Factors.

Our Hotel Property Portfolio

At March 31, 2022, our portfolio consisted of 101 hotel properties with a total of 15,228 guestrooms. According to current chain scales as defined by STR, Inc., six of our hotel properties with a total of 952 guestrooms are categorized as Upper-upscale hotels, 80 of our hotel properties with a total of 12,184 guestrooms are categorized as Upscale hotels and 15 of our hotel properties with a total of 2,091 guestrooms are categorized as Upper-midscale hotels. Information about our hotel properties as of March 31, 2022 is as follows:

Franchise/Brand	Number of Hotel Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	17	3,049
Residence Inn by Marriott	15	2,136
SpringHill Suites by Marriott	7	983
AC Hotel by Marriott	5	870
TownePlace Suites	2	225
Fairfield Inn & Suites by Marriott	1	140
Four Points by Sheraton	1	101
Marriott	1	165
Total Marriott	49	7,669
Hilton
Hilton Garden Inn	10	1,460
Hampton Inn & Suites	8	1,162
Homewood Suites	3	369
Canopy Hotel	2	326
Embassy Suites	2	346
DoubleTree by Hilton	1	210
Total Hilton	26	3,873
Hyatt
Hyatt Place	17	2,419
Hyatt House	3	466
Total Hyatt	20	2,885
IHG
Holiday Inn Express & Suites	4	564
Hotel Indigo	1	116
Staybridge Suites	1	121
Total IHG	6	801
Total	101	15,228

Hotel Property Portfolio Activity

We continually consider ways in which to refine our portfolio to drive growth and create value.  In the normal course of business, we evaluate opportunities to acquire additional properties that meet our investment criteria and opportunities to recycle capital through the disposition of properties.  As such, the composition and size of our portfolio of properties may change materially over time.  Significant changes to our portfolio of properties could have a material effect on our Condensed Consolidated Financial Statements.

On January 13, 2022 and March 23, 2022, the Joint Venture completed the purchase from NewcrestImage Holdings, LLC, a Delaware limited liability company, and NewcrestImage Holdings II, LLC, a Delaware limited liability company (together, “NewcrestImage”), a portfolio of 27 hotel properties, containing an aggregate of 3,709 guestrooms, and two parking structures, containing 1,002 spaces (such hotel properties and parking structures, the “Portfolio”), and various financial incentives for an aggregate purchase price of $822.0 million (the "NCI Transaction").

Results of Operations

The comparisons that follow should be reviewed in conjunction with the unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2022 with the Three Months Ended March 31, 2021

The following table contains key operating metrics for our total portfolio for the three months ended March 31, 2022 compared with the three months ended March 31, 2021 (dollars in thousands, except ADR and RevPAR).

	For the Three Months Ended March 31,				Quarter-over-Quarter		Quarter-over-Quarter
	2022		2021		Dollar Change		Percentage Change
	Total Portfolio (101 hotels)	Same-Store Portfolio (72 hotels)	Total Portfolio (72 hotels)	Same-Store Portfolio (72 hotels)	Total Portfolio (101/72 hotels)	Same-Store Portfolio (72 hotels)	Total Portfolio (101/72 hotels)	Same-Store Portfolio (72 hotels)
Revenues:
Room	$128,810	$99,868	$53,245	$53,245	$75,565	$46,623	141.9%	87.6%
Food and beverage	5,662	2,878	1,003	1,003	4,659	1,875	464.5%	186.9%
Other	7,397	5,539	3,606	3,606	3,791	1,933	105.1%	53.6%
Total	$141,869	$108,285	$57,854	$57,854	$84,015	$50,431	145.2%	87.2%

Expenses:
Room	$28,410	$22,340	$12,550	$12,550	$15,860	$9,790	126.4%	78.0%
Food and beverage	4,114	2,136	556	556	3,558	1,580	639.9%	284.2%
Other hotel operating expenses	46,277	35,921	24,574	24,574	21,703	11,347	88.3%	46.2%
Total	$78,801	$60,397	$37,680	$37,680	$41,121	$22,717	109.1%	60.3%

Operational Statistics:
Occupancy	64.2%	63.2%	50.3%	50.3%	n/a	n/a	27.6%	25.6%
ADR	$152.79	$155.63	$104.12	$104.12	$48.67	$51.51	46.7%	49.5%
RevPAR	$98.05	$98.30	$52.41	$52.41	$45.64	$45.89	87.1%	87.6%

Changes from the three months ended March 31, 2022 compared with the three months ended March 31, 2021 were due to the following:

•Revenues and RevPAR. The increase in total revenues and RevPAR for our total portfolio during the first quarter of 2022 compared to the first quarter of 2021 was due to continued strength in leisure travel as well improving corporate and group demand resulting in steady improvement in both weekend and weekday results. Additionally, revenues increased due to the NCI Transaction which significantly expanded the size of our portfolio with the acquisition of 27 hotel properties and two parking garages. Our increased exposure to the Sunbelt, focused revenue management, and property management initiatives related to the portfolio acquired in the NCI Transaction also contributed to significant revenue growth during the period. On a same store basis, the improvements in our business resulted in an increase of approximately 25.6% in occupancy and 49.5% in average daily rate in the first quarter of 2022, which resulted in an 87.6% increase in same-store RevPAR. For the total portfolio, we experienced an increase of approximately 27.6% in our occupancy and an increase of 46.7% in average daily rate in the first quarter of 2022. This resulted in our highest nominal quarterly RevPAR, an increase of 87.1% over the same period in the prior year, since the onset of the Pandemic. See "Industry Trends and Outlook - Effects of the Pandemic on Our Business" for further information.

•Room Expenses. The increase in room expenses for both our total and the same-store portfolio is highly correlated to the increase in room revenues driven by increasing occupancy across our portfolio. Room expenses increased at a slower rate than room revenues due to reduced staffing levels and strength in average daily rate, offset by increasing wage rates. Additionally, room costs for the total portfolio increased due to the NCI Transaction, which significantly expanded the size of our portfolio with the acquisition of 27 hotel properties and two parking garages.

•Food and beverage Revenues and Expenses. Total and same-store food and beverage revenues increased during the quarter ended March 31, 2022 as a result of an increase in occupancy across our portfolio and the NCI Transaction. Food and beverage expenses increased at a higher rate than food and beverage revenues due to an expansion in food and beverage product offerings and increased staffing costs.

•Other hotel operating Revenues and Expenses. The increase in other hotel operating revenues and expenses in both our total and same-store portfolios was driven by an increase in occupancy during the first quarter of 2022 and the NCI Transaction.

The following table includes other consolidated income and expenses for the three months ended March 31, 2022 compared with the three months ended March 31, 2021 (dollars in thousands).

	For the Three Months Ended March 31,
	2022	2021	Dollar Change	Percentage Change
Property taxes, insurance and other	$13,138	$10,904	$2,234	20.5%
Management fees	3,795	1,555	2,240	144.1%
Depreciation and amortization	36,274	27,297	8,977	32.9%
Corporate general and administrative	9,137	5,678	3,459	60.9%
Gain on disposal of assets, net	—	50	(50)	nm¹
Interest expense	13,439	10,788	2,651	24.6%
Other income, net	1,742	3,232	(1,490)	(46.1)%
Income tax (benefit) expense	(2,000)	105	(2,105)	(2004.8)%

(1)Not meaningful.

Changes from the three months ended March 31, 2022 compared with the three months ended March 31, 2021 were due to the following:

•Property Taxes, Insurance and Other. The increase in Property taxes, insurance and other is primarily due to the NCI Transaction which significantly expanded the size of our portfolio with the acquisition of 27 hotel properties and two parking garages. The higher property taxes due to an increase in the number of hotel properties in our portfolio during the quarter ended March 31, 2022 was partially offset by property tax reductions that we have generated through our property tax appeal efforts to reduce the assessed values of our hotel properties for property tax purposes based on the lower operating performance than we experienced during the Pandemic.

•Management Fees. The increase in Management fees during the current period is primarily due to increased consolidated revenues as our business has experienced a steady improvement in performance during the three months ended March 31, 2022 and due to the NCI Transaction, which significantly expanded the size of our portfolio with the acquisition of 27 hotel properties and two parking garages.

•Depreciation and Amortization. The increase in Depreciation and amortization is primarily due to the NCI Transaction which significantly expanded the size of our portfolio with the acquisition of 27 hotel properties and two parking garages, which resulted in a substantial increase the our depreciable assets during the first quarter of 2022. Additionally, we have increased renovation activities at our hotel properties as our operating performance has improved.

•Corporate General and Administrative. The increase in corporate, general and administrative costs during the current period is primarily due to higher incentive and other compensation costs, including a one-time charge of approximately $1.3 million related to the acceleration of time-based restricted shares and the modification of performance stock-based compensation for our former Chief Operating Officer who retired on March 4, 2022.

•Interest Expense. Interest expense increased as a result of the additional debt outstanding during the first quarter of 2022 related to the NCI Transaction and higher base rates on our floating rate debt that is not hedged.

•Other Income, net. Other income, net decreased during the first quarter of 2022 as a result of a reduction in interest income during the period due to the repayment in full of several mezzanine loans totaling approximately $25.8 million during the fourth quarter of 2021.

•Income Tax Expense. The Company recorded a $2.0 million income tax benefit during the three months ended March 31, 2022 primarily due to taxable losses incurred during the period related to certain of our TRS entities.

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

The following is a reconciliation of our GAAP net loss to FFO and AFFO for the three months ended March 31, 2022 and 2021 (in thousands, except per share/unit amounts):

	For the Three Months Ended March 31,
	2022	2021
Net loss	$(8,973)	$(32,871)
Preferred dividends	(4,525)	(3,709)
Loss related to non-controlling interests in joint venture	82	1,452
Net loss applicable to common shares and common units	(13,416)	(35,128)
Real estate-related depreciation	35,195	27,180
Gain on disposal of assets, net	—	(50)
Adjustments related to non-controlling interests in consolidated joint venture	(7,286)	(1,510)
FFO applicable to common shares and common units	14,493	(9,508)
Amortization of intangible assets	911	—
Amortization of lease-related intangible assets, net	—	22
Amortization of deferred financing costs	1,412	1,011
Amortization of franchise fees	168	117
Equity-based compensation	3,698	1,569
Debt transaction costs	—	116
Non-cash interest income	(122)	(257)
Non-cash lease expense, net	128	120
Casualty losses (recoveries), net	185	(35)
Adjustments related to non-controlling interests in consolidated joint venture	(732)	(78)
AFFO applicable to common shares and common units (1)	$20,141	$(6,923)
FFO per common share/common unit	$0.12	$(0.09)
AFFO per common share/common unit	$0.17	$(0.07)
Weighted average diluted common shares/common units:
FFO and AFFO (2) (3)	118,976	104,440

(1)AFFO applicable to common shares and common units for the three months ended March 31, 2022 and 2021 has not been adjusted for interest related to our Convertible Notes for purposes of calculating AFFO per common share/common unit because we intend to settle the principal portion of the Convertible Notes in cash and we did not include in the denominator of our calculation of AFFO per common share/common unit the potential dilutive effect of shares that would be issued if the principal portion of the Convertible Notes were converted into shares of our common stock.

(2)Includes common units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the common units are redeemable for cash or, at our election, shares of our common stock.

(3)The weighted average diluted common shares/common units used to calculate FFO and AFFO per common share/common unit for the three months ended March 31, 2022 and 2021 includes the dilutive effect of our outstanding restricted stock awards. These shares were excluded from our weighted average shares outstanding used to calculate net loss per share because they would have been antidilutive. The weighted average common shares/common units used to calculate FFO and AFFO per common share/common unit for the three months ended March 31, 2022 and 2021 exclude the potential dilution related to our Convertible Notes as we intend to settle the principal value of the Convertible Notes in cash.

A reconciliation of weighted average diluted common shares to non-GAAP weighted average diluted common shares/common units for FFO and AFFO is as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Weighted average common shares outstanding	104,896	104,278
Dilutive effect of unvested restricted stock awards	627	—
Dilutive effect of shares issuable upon conversion of convertible debt	23,978	—
Adjusted weighted dilutive common shares outstanding	129,501	104,278

Non-GAAP adjustment for dilutive effects of common units	13,453	162
Non-GAAP adjustment for dilutive effect of shares issuable upon conversion of convertible debt	(23,978)	—
Non-GAAP weighted dilutive common shares/common units outstanding	118,976	104,440

AFFO applicable to common shares and common units increased $28.9 million for the three months ended March 31, 2022 compared to the same period of 2021. The increase was due to the NCI Transaction which significantly expanded the size of our portfolio with the acquisition of 27 hotel properties and two parking garages. In addition, the increase in AFFO applicable to common shares and common units during the first quarter of 2022 was due to an improvement in our business that has been primarily driven by leisure travel and to a lesser extent modest improvement in other demand segments.

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

The following is a reconciliation of our GAAP net loss to EBITDA, EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net loss	$(8,973)	$(32,871)
Depreciation and amortization	36,274	27,297
Interest expense	13,439	10,788
Interest income	(2)	(1)
Income tax (benefit) expense	(2,000)	105
EBITDA	38,738	5,318
Gain on disposal of assets, net	—	(50)
EBITDAre	38,738	5,268
Amortization of lease-related intangible assets, net	—	22
Equity-based compensation	3,698	1,569
Debt transaction costs	—	116
Non-cash interest income	(122)	(257)
Non-cash lease expense, net	128	120
Casualty losses, net	185	(35)
Loss related to non-controlling interests in joint venture	82	1,452
Adjustments related to non-controlling interests in consolidated joint venture	(9,788)	(2,031)
Adjusted EBITDAre	$32,921	$6,224

Adjusted EBITDAre increased $26.7 million for the three months ended March 31, 2022 compared to the same period of 2021. The increase was due to the NCI Transaction which significantly expanded the size of our portfolio with the acquisition of 27 hotel properties and two parking garages. In addition, the increase in Adjusted EBITDAre during the first quarter of 2022 was due to an improvement in our business that has been primarily driven by leisure travel and to a lesser extent modest improvement in other demand segments.

Liquidity and Capital Resources

Due to the Pandemic, we entered into modifications of our 2018 Senior Credit Facility during the years ended December 31, 2020 and 2021, which included a waiver of covenants through March 31, 2022 and restricted our ability to use advances on the $400 Million Revolver for certain purposes; however, we continue to be able to access the $400 Million Revolver to fund operations, for growth opportunities and to execute our business plan. Upon expiration of our covenant waivers in March 2022, the capacity available under the $400 Million Revolver may be restricted based upon our quarterly achievement of certain liquidity or other financial metrics. The Company's availability under the $400 Million Revolver will fluctuate based on the performance of the Company relative to its covenant package. See “Note 5 – Debt” to the Condensed Consolidated Financial Statements for additional information concerning our 2018 Senior Credit Facility.

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with internal and brand standards, capital expenditures to improve our hotel properties, hotel property development costs, acquisitions, interest payments, settlement of interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, mezzanine loan funding commitments, our Joint Venture acquisitions and capital requirements, contractual lease payments, corporate overhead, and distributions to our stockholders when declared. We have approximately $62.0 million of debt under our 2017 Term Loan maturing in November 2022. We currently have adequate liquidity to fund this maturity. Our corporate overhead primarily consists of employee compensation expenses, professional fees and corporate insurance and rent expenses. Cash requirements for our corporate overhead expenses (excluding non-cash stock-based compensation), which are generally paid from operating cash flows, were $7.5 million and $4.1 million for the three months ended March 31, 2022 and 2021, respectively. We generally expect our corporate overhead expenses to remain consistent with the level of our operating activities and market conditions for goods and services.

Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other non-recurring capital expenditures that periodically are made with respect to our hotel properties, dividend distributions and scheduled debt payments, including maturing loans.

During the three months ended March 31, 2022, we completed the NCI Transaction for an aggregate purchase price of $822.0 million (the "NCI Transaction").

During the three months ended March 31, 2021 we sold Convertible Notes totaling approximately $280.0 million before consideration of the related capped call transactions, and after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company (including net proceeds from the full exercise by the underwriters of their over-allotment option to purchase additional Convertible Notes). These proceeds were used to pay the cost of the capped call transactions and to partially repay outstanding obligations under the 2018 Senior Credit Facility and 2017 Term Loan. See “Note 5 – Debt” to the Condensed Consolidated Financial Statements for additional information concerning the Convertible Notes, Convertible Notes Offering and the Capped Call Transactions.

To satisfy the requirements for qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to distribute a sufficient amount of our taxable income to maintain our status as a REIT and to avoid tax on undistributed income. Because we anticipate distributing a substantial amount of our available cash from operations, if sufficient funds are not available to us from hotel property dispositions, our senior revolving credit and term loan facilities and other loans, we may need to raise additional capital to grow our business.

Outstanding Indebtedness

Subsequent to quarter-end, at April 22, 2022, we had $200.0 million outstanding on our $200 Million Term Loan, $62.0 million outstanding on our 2017 Term Loan and $225.0 million outstanding on our 2018 Term Loan. Each of the credit facilities was supported by the 46 hotel properties included in the credit facility borrowing base and a pledge of the equity securities in each of the entities which own one of the 46 hotel properties, and the respective TRS Lessees. We also had $287.5 million of Convertible Notes outstanding.

Subsequent to quarter-end, at April 22, 2022, the Joint Venture had $143.5 million outstanding under our Joint Venture Credit Facility, which included borrowings of $75.0 million on its $75 million term loan and $68.5 million on its $125 million revolving line of credit. The Joint Venture Credit Facility is secured primarily by a first priority pledge of the Borrower's equity interests in the subsidiaries that hold the five hotel property borrowing base assets, and the related TRS entities, which wholly own the TRS lessees that lease each of the borrowing base assets. As of April 22, 2022, our Joint Venture also owns eight hotel properties that are not collateral for the Joint Venture Credit Facility. See "Note 5 - Debt" to the Condensed Consolidated Financial Statements for additional information related to our Joint Venture financing arrangements.

To complete the NCI Transaction, the Joint Venture entered into a $410.0 million senior secured term loan facility (the “Joint Venture Term Loan”). The Joint Venture Term Loan has an accordion feature which will permit an increase in the total commitments by up to $190.0 million, for aggregate potential borrowings of up to $600.0 million. The Second Joint Credit Facility will mature on January 13, 2026 and can be extended for one 12-month period at the Company’s option, subject to certain conditions. The Joint Venture Term Loan is interest-only and provides for a floating interest rate equal to SOFR plus 2.86%. Subsequent to quarter-end, at April 22, 2022, the Joint Venture had $410.0 million outstanding under the Joint Venture Term Loan. See "Note 5 - Debt" to the Condensed Consolidated Financial Statements for additional information related to our Joint Venture financing arrangements.

At March 31, 2022, we have scheduled debt principal amortization payments during the next twelve months totaling $3.4 million and debt maturities of $62.0 million. Currently, we have the capacity to pay these scheduled principal debt payments using cash on hand or draws under our $400 Million Revolver.

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

Our outstanding indebtedness requires us to comply with various financial and other covenants. At March 31, 2022, we are in compliance with all of the Company's loan agreements. We have entered into certain amendments of the 2018 Senior Credit Facility, the 2018 Term Loan and the 2017 Term Loan that give us full access to the $400 Million Revolver (subject to certain conditions), provide for financial covenant waivers through March 31, 2022, and modify certain financial covenant measures through December 31, 2023. Additionally, we have amended the Joint Venture Credit Facility to provide for certain financial covenant waivers and adjustments as described in “Note 5 – Debt” to the Condensed Consolidated Financial Statements. Our outstanding indebtedness requires us to comply with various financial and other covenants. At March 31, 2022, we and our Joint Venture are in compliance with all loan covenants.

See "Note 5 - Debt" to the Condensed Consolidated Financial Statements for additional information concerning the loan amendments and our financing arrangements.

A summary of our gross debt at March 31, 2022 is as follows (dollars in thousands):

Lender	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Encumbered Properties		Principal Amount Outstanding
2018 Senior Credit Facility (1)
Deutsche Bank AG New York Branch
$400 Million Revolver	2.65% Variable	n/a	March 31, 2023	n/a		$—
$200 Million Term Loan	2.60% Variable	n/a	April 1, 2024	n/a		200,000
Total Senior Credit and Term Loan Facility						200,000

Term Loans (1)
KeyBank National Association Term Loan	2.70% Variable	n/a	November 25, 2022	n/a		62,000
KeyBank National Association Term Loan	2.40% Variable	n/a	February 14, 2025	n/a		225,000
						287,000

Convertible Notes	1.50% Fixed	n/a	February 15, 2026	n/a		287,500

Secured Mortgage Indebtedness
MetaBank	4.44% Fixed	25	July 1, 2027	3		44,780
KeyBank National Association	4.46% Fixed	30	February 1, 2023	3		18,415
	4.52% Fixed	30	April 1, 2023	3		18,893
	4.30% Fixed	30	April 1, 2023	3		18,229
	4.95% Fixed	30	August 1, 2023	2		32,945
Bank of the Cascades	2.08% Variable	25	December 19, 2024	1	(3)	7,891
	4.30% Fixed	25	December 19, 2024	—	(3)	7,891
				15		149,044
						923,544

Joint Venture Credit Facilities and Term Loans (2)
Bank of America, N.A.
$125 Million Revolver	2.55% Variable	n/a	October 8, 2023	n/a		68,500
$75 Million Term Loan	2.50% Variable	n/a	October 8, 2023	n/a		75,000
Bank of America, N.A. (4)	2.91% Variable	n/a	January 13, 2026	n/a		410,000
Wells Fargo	4.99% Fixed	30	June 6, 2028	1		13,207
PACE loan(5)	6.10% Fixed	20	July 31, 2040	1		6,389
Total Joint Venture Credit Facility and Term Loans				2		573,096
Total Debt				17		$1,496,640

(1)The 2018 Senior Credit Facility and Term Loans are supported by a borrowing base of 46 unencumbered hotel properties and a pledge of the equity securities of the entities that own and operate the 46 unencumbered hotel properties.
(2)The Joint Venture Credit Facility is secured by pledges of the equity in the entities (and affiliated entities) that own five of the hotel proeprties owned by the joint venture.
(3)The Bank of Cascades mortgage loan is comprised of two promissory notes that are secured by the same collateral and cross-defaulted.
(4)The Joint Venture Credit Facilities and Term Loans are secured by a pledge of the equity interests in the subsidiaries that own and operate the borrowing base assets financed by the facility.
(5)The PACE loan is secured by an assessment lien imposed by the County of Tarrant, Texas for the benefit of the lender.

We are exposed to interest rate risk through our variable-rate debt. We manage this risk primarily by managing the amount, sources, and duration of our debt funding and through the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage our exposure to known or expected cash payments related to our variable-rate debt. During the three months ended March 31, 2022, the fair value of our interest rate swaps increased $12.1 million due to an increase in interest rate expectations.  Each interest rate swap fixes the interest rates on portions of our variable interest rate indebtedness and converts LIBOR from a floating rate to average fixed rates ranging from 1.98% to 2.93%.

Capital Expenditures

During the three months ended March 31, 2022, we funded $10.3 million in capital expenditures at our hotel properties.  We anticipate spending an additional $60.0 million to $80.0 million on capital expenditures across our portfolio during the remainder of 2022 assuming a reasonable recovery in lodging demand occurs throughout the remainder of the year. We expect to fund these expenditures through a combination of cash on hand, working capital, borrowings under our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flows

	For the Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Net cash provided by (used in) operating activities	$25,505	$(3,167)	$28,672
Net cash used in investing activities	(284,818)	(6,243)	(278,575)
Net cash provided by financing activities	277,602	17,902	259,700
Net change in cash, cash equivalents and restricted cash	$18,289	$8,492	$9,797

Changes from the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were due to the following:

•Cash provided by (used in) operating activities. This increase primarily resulted from an increase in net income of $35.4 million after adjusting for non-cash items, such as depreciation and amortization and gains on the sale of assets, and net changes in working capital of $6.7 million. The net changes in working capital were primarily due to increases in accrued expenses during the three months ended March 31, 2021 as a result of an increase in the number of hotel properties during the first quarter of 2022 with the NCI Transaction, decreases in Prepaid expenses and other as a result of the NCI Transaction, offset by an increase in Trade receivables, net due to the increased size of our hotel portfolio with the NCI Transaction.

•Cash used in investing activities. This increase in cash used in investing activities is due to the NCI Transaction which resulted in the acquisition of 27 hotel properties and two parking garages.

•Cash provided by financing activities. Cash provided by financing activities for the three months ended March 31, 2022 was primarily the result of contributions from our joint venture partner of $203.7 million for the NCI Transaction, borrowings under the Joint Venture Term Loan for the NCI Transaction, offset by debt repayments, including the repayment of $328.7 million of debt assumed as part of the NCI Transaction. During the first quarter of 2021, cash provided by financing activities was primarily the result of the completion of a convertible debt offering of $287.5 million aggregate principal amount, which was used to partially repay obligations under the 2018 Senior Credit Facility and to pay the cost of capped call transactions.

Critical Accounting Policies

For critical accounting policies, see "Note 2 - Basis of Presentation and Significant Accounting Policies" to the Condensed Consolidated Financial Statements.

Cybersecurity

The hospitality industry and certain of the major brand and franchise companies have recently experienced cybersecurity breaches. We are not aware of any material cybersecurity losses at any of our properties. We manage cybersecurity risks at our hotel properties through our franchisors and property management companies. An important part of our cybersecurity risk mitigation efforts includes maintaining cybersecurity insurance and indemnifications in certain of our property management agreements. Our Board of Directors provides on-going oversight of management's approach to managing cybersecurity risks.

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

Our interest rate derivatives are based on USD-LIBOR. In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified SOFR as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Company has contracts that are indexed to LIBOR and is monitoring and evaluating the related changes and risks. LIBOR has ceased to be available for new loans originated after 2021. The transition from LIBOR to SOFR or another benchmark interest rate will result in a different calculation of our variable interest rates that are currently indexed to LIBOR. Our loan agreements contain provisions for our lenders and us to establish an alternative interest rate.

At March 31, 2022, we were party to four interest rate derivative agreements pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

Contract date	Effective Date	Expiration Date	Notional Amount
October 2, 2017	January 29, 2018	January 31, 2023	$100,000
October 2, 2017	January 29, 2018	January 31, 2023	100,000
June 11, 2018	September 28, 2018	September 30, 2024	75,000
June 11, 2018	December 31, 2018	December 31, 2025	125,000
			$400,000

At March 31, 2022, after giving effect to our interest rate derivative agreements, $848.2 million, or 57%, of our debt had fixed interest rates and $648.4 million, or 43%, had variable interest rates.  The percentage of debt with fixed rates increased during the first nine months of 2021 primarily as the result of the issuance of $287.5 million of fixed rate Convertible Notes (See "Note 5 - Debt" to the Condensed Consolidated Financial Statements). At December 31, 2021, after giving effect to our interest rate derivative agreements, $842.9 million, or 78%, of our debt had fixed interest rates and $238.5 million, or 22%, had variable interest rates. Taking into consideration our existing interest rate swaps an increase or decrease in interest rates of 1.0% would decrease or increase, respectively, our cash flows by approximately $6.5 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At March 31, 2022, we have scheduled debt principal amortization payments during the next twelve months totaling $3.4 million and debt maturities totaling $62.0 million.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management team evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Item 1A.                                                Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

Not applicable.

Item 5.                                                         Other Information.

None.

Item 6.                                                         Exhibits.

The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
3.1	Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP, dated January 13, 2022.
10.1	Contribution and Purchase Agreement, dated as of November 2, 2021, among Summit Hotel OP, LP, Summit Hospitality JV, LP, NewcrestImage Holdings, LLC and NewcrestImage Holdings II, LLC.
10.2	Director Nomination Agreement, dated as of January 13, 2022, by and among Summit Hotel Properties, Inc., Bright Force Investment, LLC, Sagestar Family, LLC and C&D Family Holdings, LLC.
10.3	Registration Rights Agreement, dated as of January 13, 2022, by and among Summit Hotel Properties, Inc., Bright Force Investment, LLC, Sagestar Family, LLC and C & D Family Holdings, LLC.
10.4	Tax Protection Agreement, dated as of January 13, 2022, among Summit Hotel OP, LP, NewcrestImage Holdings, LLC, Sagestar Family, LLC and C&D Family Holdings, LLC.
10.5
$410 Million Credit Agreement, dated January 13, 2022, among Summit JV MR 2, LLC, Summit JV MR 3, LLC and Summit NCI NOLA BR 184, LLC as borrowers, Summit Hospitality JV, LP, as parent, each party executing the credit facility documentation as a guarantor, Bank of America, N.A., as administrative agent and initial lender, Wells Fargo Bank, National Association as syndication agent and initial lender, BofA Securities, Inc., as joint lead arranger and joint bookrunner and Wells Fargo Securities, LLC as joint lead arranger and joint bookrunner.

10.6*	Separation Agreement and General Release dated February 28, 2022 between Summit Hotel Properties, Inc. and Craig J. Aniszewski
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (1)
* - Management contract or compensatory plan or arrangement.
† - Filed herewith
†† - Furnished herewith
(1) - Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: May 3, 2022	By:	/s/ William H. Conkling
William H. Conkling Executive Vice President and Chief Financial Officer (principal financial officer)