Form 10-Q
period 2022-06-30
Summit Hotel Properties, Inc.
filed 2022-08-02
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of July 22, 2022, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 106,899,011.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Investment in hotel properties, net	$2,898,512	$2,091,973
Undeveloped land	1,500	1,500
Assets held for sale, net	425	425
Cash and cash equivalents	109,999	64,485
Restricted cash	36,061	32,459
Right-of-use assets, net	31,453	26,942
Trade receivables, net	21,019	14,476
Prepaid expenses and other	15,914	24,496
Deferred charges, net	7,520	4,347
Other assets	2,274	3,799
Total assets	$3,124,677	$2,264,902
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,523,530	$1,069,797
Lease liabilities, net	21,724	17,232
Accounts payable	8,332	4,462
Accrued expenses and other	85,803	66,219
Total liabilities	1,639,389	1,157,710
Commitments and contingencies (Note 11)
Redeemable non-controlling interests	50,223	—
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.25% Series E - 6,400,000 shares issued and outstanding at June 30, 2022 and December 31, 2021 (aggregate liquidation preference of $160,861 at June 30, 2022 and December 31, 2021)	64	64
5.875% Series F - 4,000,000 shares issued and outstanding at June 30, 2022 (aggregate liquidation preference of $100,506 at June 30, 2022 and December 31, 2021)	40	40
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 106,894,011 and 106,337,724 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,069	1,063
Additional paid-in capital	1,229,660	1,225,184
Accumulated other comprehensive income (loss)	1,000	(15,639)
Accumulated deficit and distributions in excess of retained earnings	(267,159)	(262,639)
Total stockholders’ equity	964,674	948,073
Non-controlling interests	470,391	159,119
Total equity	1,435,065	1,107,192
Total liabilities, redeemable non-controlling interests and equity	$3,124,677	$2,264,902

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Room	$166,804	$79,995	$295,614	$133,240
Food and beverage	7,664	1,556	13,326	2,559
Other	8,780	4,973	16,177	8,579
Total revenues	183,248	86,524	325,117	144,378

Expenses:
Room expense	35,783	17,584	64,193	30,134
Food and beverage expense	6,013	968	10,127	1,524
Hotel operating expenses	53,711	29,385	99,988	53,959
Property taxes, insurance and other	13,525	10,990	26,663	21,894
Management fees	5,042	2,314	8,837	3,869
Depreciation and amortization	38,058	26,586	74,332	53,883
Corporate general and administrative	8,074	6,506	17,211	12,184
Hotel acquisition and transaction costs	681	3,849	681	3,849
Recoveries of credit losses	(250)	—	(250)	—
Total expenses	160,637	98,182	301,782	181,296
Gain on disposal of assets, net	20,484	31	20,484	81

Operating income (loss)	43,095	(11,627)	43,819	(36,837)
Other income (expense):
Interest expense	(15,118)	(10,962)	(28,557)	(21,750)
Other income, net	1,773	2,295	3,515	5,527
Total other income (expense)	(13,345)	(8,667)	(25,042)	(16,223)
Income (loss) from continuing operations before income taxes	29,750	(20,294)	18,777	(53,060)
Income tax expense (Note 13)	(6,437)	(275)	(4,437)	(380)
Net income (loss) before amounts attributable to non-controlling interests	23,313	(20,569)	14,340	(53,440)
Less - (Income) loss attributable to non-controlling interests	(11,401)	1,877	(10,837)	3,383
Net income (loss) attributable to Summit Hotel Properties, Inc. before preferred dividends	11,912	(18,692)	3,503	(50,057)
Less - Preferred dividends	(3,968)	(3,709)	(7,938)	(7,418)
Net income (loss) attributable to common stockholders	$7,944	$(22,401)	$(4,435)	$(57,475)

Income (loss) per share:
Basic	$0.08	$(0.21)	$(0.04)	$(0.55)
Diluted	$0.07	$(0.21)	$(0.04)	$(0.55)
Weighted average common shares outstanding:
Basic	105,199	104,495	105,049	104,387
Diluted	121,352	104,495	105,049	104,387

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$23,313	$(20,569)	$14,340	$(53,440)
Other comprehensive income, net of tax:
Changes in fair value of derivative financial instruments	4,896	1,362	17,009	7,565
Comprehensive income (loss)	28,209	(19,207)	31,349	(45,875)
Comprehensive (income) loss attributable to non-controlling interests	(9,741)	1,875	(9,999)	3,371
Comprehensive income (loss) attributable to Summit Hotel Properties, Inc.	18,468	(17,332)	21,350	(42,504)
Preferred dividends	(3,968)	(3,709)	(7,938)	(7,418)
Comprehensive income (loss) attributable to common stockholders	$14,500	$(21,041)	$13,412	$(49,922)

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Three Months Ended June 30, 2022 and 2021
(Unaudited)
(in thousands, except share amounts)

	Redeemable Non-controlling Interest	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Distributions	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at March 31, 2022	$50,220	10,400,000	$104	106,960,863	$1,069	$1,230,094	$(4,903)	$(275,018)	$951,346	$520,049	$1,471,395
Adjustment of redeemable non-controlling interest to redemption value	655	—	—	—	—	—	—	(655)	(655)	—	(655)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	7,317	7,317
Dividends	(652)	—	—	—	—	—	—	(4,051)	(4,051)	(83)	(4,134)
Distributions	—	—	—	—	—	—	—	—	—	(66,633)	(66,633)
Equity-based compensation	—	—	—	193,948	2	2,140	—	—	2,142	—	2,142
Shares acquired for employee withholding requirements	—	—	—	(260,800)	(2)	(2,453)	—	—	(2,455)	—	(2,455)
Other	—	—	—	—	—	(121)	—	—	(121)	—	(121)
Other comprehensive income	—	—	—	—	—	—	5,903	—	5,903	(1,007)	4,896
Net income	—	—	—	—	—	—	—	12,565	12,565	10,748	23,313
Balance at June 30, 2022	$50,223	10,400,000	$104	106,894,011	$1,069	$1,229,660	$1,000	$(267,159)	$964,674	$470,391	$1,435,065

Balance at March 31, 2021	$—	9,400,000	$94	106,118,714	$1,061	$1,176,150	$(24,523)	$(213,999)	$938,783	$61,827	$1,000,610
Common stock redemption of common units	—	—	—	2,500	—	15	2	—	17	(17)	—
Contributions by non-controlling interest in joint venture	—	—	—	—	—	16,444	—	—	16,444	69,229	85,673
Dividends	—	—	—	—	—	—	—	(3,709)	(3,709)	(45)	(3,754)
Equity-based compensation	—	—	—	295,101	3	2,393	—	—	2,396	4	2,400
Other comprehensive income	—	—	—	—	—	—	1,360	—	1,360	2	1,362
Net loss	—	—	—	—	—	—	—	(18,692)	(18,692)	(1,877)	(20,569)
Balance at June 30, 2021	$—	9,400,000	$94	106,416,315	$1,064	$1,195,002	$(23,161)	$(236,400)	$936,599	$129,123	$1,065,722

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Six Months Ended June 30, 2022 and 2021
(Unaudited)
(in thousands, except share amounts)

	Redeemable Non-controlling Interest	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Distributions	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2021	$—	10,400,000	$104	106,337,724	$1,063	$1,225,184	$(15,639)	$(262,639)	$948,073	$159,119	$1,107,192
Redeemable non-controlling interests in operating partnership issued for the acquisition of a portfolio of hotel properties	50,000	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable non-controlling interest to redemption value	1,210	—	—	—	—	—	—	(1,210)	(1,210)	—	(1,210)
Non-controlling interests in operating partnership issued for the acquisition of a portfolio of hotel properties	—	—	—	—	—	—	—	—	—	157,513	157,513
Sale of non-controlling interests in joint venture	—	—	—	—	—	—	—	—	—	674	674
Contributions by non-controlling interest in joint venture	—	—	—	—	—	1,218	—	—	1,218	209,802	211,020
Dividends	(987)	—	—	—	—	—	—	(8,021)	(8,021)	(83)	(8,104)
Distributions	—	—	—	—	—	—	—	—	—	(66,633)	(66,633)
Equity-based compensation	—	—	—	817,087	8	5,832	—	—	5,840	—	5,840
Shares acquired for employee withholding requirements	—	—	—	(260,800)	(2)	(2,453)	—	—	(2,455)	—	(2,455)
Other	—	—	—	—	—	(121)	—	—	(121)	—	(121)
Other comprehensive income	—	—	—	—	—	—	16,639	—	16,639	370	17,009
Net income	—	—	—	—	—	—	—	4,711	4,711	9,629	14,340
Balance at June 30, 2022	$50,223	10,400,000	$104	106,894,011	$1,069	$1,229,660	$1,000	$(267,159)	$964,674	$470,391	$1,435,065

Balance at December 31, 2020	$—	9,400,000	$94	105,708,787	$1,057	$1,197,320	$(30,716)	$(179,013)	$988,742	$63,321	$1,052,063
Common stock redemption of common units	—	—	—	2,500	—	15	2	—	17	(17)	—
Purchase of capped call options	—	—	—	—	—	(21,131)	—	—	(21,131)	—	(21,131)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	16,444	—	—	16,444	69,229	85,673
Dividends	—	—	—	—	—	—	—	(7,330)	(7,330)	(45)	(7,375)
Equity-based compensation	—	—	—	860,633	9	3,954	—	—	3,963	6	3,969
Shares acquired for employee withholding requirements	—	—	—	(155,605)	(2)	(1,600)	—	—	(1,602)	—	(1,602)
Other	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	7,553	—	7,553	12	7,565
Net loss	—	—	—	—	—	—	—	(50,057)	(50,057)	(3,383)	(53,440)
Balance at June 30, 2021	$—	9,400,000	$94	106,416,315	$1,064	$1,195,002	$(23,161)	$(236,400)	$936,599	$129,123	$1,065,722

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$14,340	$(53,440)
Adjustments to reconcile net income to net cash provided by operating activities:		0
Depreciation and amortization	74,332	53,883
Deferred finance cost amortization	2,825	2,124
Recoveries of credit losses	(250)	—
Equity-based compensation	5,840	3,969
Gain on disposal of assets	(20,484)	(81)
Non-cash interest income	(113)	(517)
Debt transaction costs	—	143
Other	42	234
Changes in operating assets and liabilities:	0	0
Trade receivables, net	(7,261)	(3,002)
Prepaid expenses and other	(7,882)	1,893
Accounts payable	(175)	720
Accrued expenses	25,689	8,904
NET CASH PROVIDED BY OPERATING ACTIVITIES	86,903	14,830
INVESTING ACTIVITIES
Acquisitions of hotel and other properties	(281,074)	—
Improvements and additions to hotel properties	(25,281)	(6,495)
Amounts drawn under note funding obligation	—	—
Proceeds from asset dispositions, net of closing costs	73,758	—
Escrow deposits for acquisitions	—	(825)
Funding of real estate loans	(2,167)	(5,222)
NET CASH USED IN INVESTING ACTIVITIES	(234,764)	(12,542)
FINANCING ACTIVITIES
Proceeds from issuance of debt	466,500	318,500
Principal payments on debt	(392,939)	(327,945)
Proceeds from the sale of non-controlling interests	674	—
Purchases of capped calls for convertible senior notes	—	(21,131)
Financing fees on debt and other issuance costs	(2,935)	(9,044)
Dividends paid	(9,308)	(7,463)
Contributions by joint venture partner to acquire a portfolio of hotels	204,073	85,673
Distributions to joint venture partner	(66,633)	—
Repurchase of common shares for withholding requirements	(2,455)	(1,602)
NET CASH PROVIDED BY FINANCING ACTIVITIES	196,977	36,988
Net change in cash, cash equivalents and restricted cash	49,116	39,276
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	96,944	38,896
End of period	$146,060	$78,172

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

We focus on owning premium-branded hotel properties with efficient operating models primarily in the Upscale segment of the lodging industry. At June 30, 2022, our portfolio consisted of 102 hotel properties with a total of 15,323 guestrooms located in 24 states. As of June 30, 2022, we own 100% of the outstanding equity interests in 61 of our 102 hotel properties. We own a 51% controlling interest in 39 hotel properties through a joint venture that was formed in July 2019 with GIC (the “GIC Joint Venture”), Singapore’s sovereign wealth fund. We also own a 90% controlling interest in two hotel properties that we acquired in June 2022 through another joint venture (the "Brickell Joint Venture").

We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. To qualify as a REIT, we cannot operate or manage our hotel properties. Accordingly, all of our hotel properties are leased to our taxable REIT subsidiaries (“TRS Lessees”).

During the six months ended June 30, 2022, the Operating Partnership and the GIC Joint Venture closed on a transaction with
NewcrestImage Holdings, LLC, a Delaware limited liability company, and NewcrestImage Holdings II, LLC, a Delaware limited liability company (together, “NewcrestImage”), to purchase from NewcrestImage a portfolio of 27 hotel properties, containing an aggregate of 3,709 guestrooms, and two parking structures, containing 1,002 spaces and various financial incentives for an aggregate purchase price of $822.0 million (the "NCI Transaction"). In June 2022, the Operating Partnership exercised an option to acquire a 90% equity interest in the AC Hotel by Marriott and Element Miami Brickell Hotel in Miami, FL. (together the "AC/Element Hotel") based on a gross hotel option exercise price of $89.0 million (the "Brickell Transaction"). See "Note 3 - Investment in Hotel Properties, net" for further information.

Risks and Uncertainties

Beginning in March 2020, we experienced the negative effects of the novel coronavirus, designated as COVID-19 (“COVID-19”) and its variants (collectively, the "Pandemic"), which had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline in all forms of travel, both domestic and international, and a significant decline in hotel demand. As such, we experienced a substantial decline in our revenues, profitability and cash flows from operations during the years ended December 31, 2020 and 2021. Additionally, there has been a sharp increase in inflation and interest rates during the six months ended June 30, 2022. The extended effects of the Pandemic and macroeconomic conditions may result in additional risks and uncertainties related to our business and our ability to recover to pre-Pandemic levels and beyond.

During the three and six months ended June 30, 2022, we experienced significant improvement in our business, driven primarily by leisure travel and to a lesser extent modest improvement in other demand segments, including corporate and group. The improvement was the result of a significant increase in the availability and administration of vaccines globally as well as the easing of government restrictions and guidance in most jurisdictions. We anticipate that continued improvement in operating trends will be dependent on continued strength in leisure travel and a recovery of business travel. More broadly, a return to normalized levels of operations is dependent upon a continuation in the recovery of our business, further dissipation of concerns related to the Pandemic, geopolitical stability, moderating inflation, a normalized labor market, and maintaining a high-quality portfolio aligned with evolving guest preferences.

For additional information related to the effects of the Pandemic on our business, please see our Annual Report on Form 10-K for the year ended December 31, 2021.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenues and expenses in the reporting period. Actual results could differ from those estimates. As interim statements, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and six months ended June 30, 2022 may not be indicative of the results that may be expected for the full year of 2022. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

The accompanying Condensed Consolidated Financial Statements consolidate the accounts of all entities in which we have a controlling financial interest, as well as variable interest entities for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements.

We evaluate joint venture partnerships to determine if they should be consolidated based on whether the partners exercise joint control. For a joint venture where we exercise primary control and we also own a majority of the equity interests, we consolidate the joint venture partnership. We have consolidated the accounts of our joint venture partnerships in our accompanying Condensed Consolidated Financial Statements. See "Note 9 - Non-controlling Interests and Redeemable Non-controlling Interests" for further information.

Non-controlling Interests

Non-controlling interests represent the portion of equity in a consolidated entity held by owners other than the consolidating parent. Non-controlling interests are reported in the Condensed Consolidated Balance Sheets within equity, separately from stockholders’ equity. Revenues, expenses and net income attributable to both the Company and the non-controlling interests are reported in the Condensed Consolidated Statements of Operations.

Our Condensed Consolidated Financial Statements include non-controlling interests related to common units of limited partnership interests (“Common Units”) in the Operating Partnership held by unaffiliated third parties and third-party minority ownership interests in our joint ventures.

Redeemable Non-controlling Interests

Redeemable non-controlling interests represent redeemable preferred units issued by our Operating Partnership ("Redeemable Preferred Units") in connection with the NCI Transaction (see "Note 3 - Investments in Hotel Properties, net" for additional information). The Redeemable Preferred Units are presented as temporary equity related to our Operating Partnership on our Condensed Consolidated Balance Sheets under the caption of "Redeemable Non-controlling Interests." See "Note 9 - Non-controlling Interests and Redeemable Non-controlling Interests" for further information. We record Redeemable non-controlling interests at fair value on the issuance date of the securities. When the carrying value (the acquisition date fair value adjusted for the non-controlling interest’s share of net income (loss) and dividends) is less than the redemption value, we adjust the redeemable non-controlling interest to equal the redemption value with changes recognized as an adjustment to Accumulated deficit and distributions in excess of retained earnings. Any such adjustment, when necessary, is recorded as of the applicable balance sheet date.

Trade Receivables and Credit Policies

We grant credit to qualified customers, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of hotel guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables also include credit and debit card transactions that are in the process of being settled. Trade receivables are stated at the amount billed to the customer and do not accrue interest. We regularly review the collectability of our trade receivables. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.1 million at June 30, 2022 and $0.2 million at December 31, 2021. Bad debt expense was $0.1 million for both the three months ended June 30, 2022 and 2021, and $0.1 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.

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

Reclassifications

Certain amounts at December 31, 2021 related to intangible assets totaling approximately $3.5 million and accumulated amortization of approximately $1.0 million have been reclassified within Investments in Hotel Properties, net to conform to the current period presentation.

New Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). ASU No. 2020-04 contains practical expedients for reference rate reform related activities that affect debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The implementation of ASU No. 2020-04 will not have a material effect on our consolidated financial position or results of operations.

NOTE 3 - INVESTMENT IN HOTEL PROPERTIES, NET

Investment in Hotel Properties, net

Investment in hotel properties, net is as follows (in thousands):

	June 30, 2022	December 31, 2021
Hotel buildings and improvements	$2,840,004	$2,127,782
Land	378,105	323,276
Furniture, fixtures and equipment	253,936	167,245
Construction in progress	38,444	18,321
Intangible assets	39,954	10,834
Real estate development loan	—	27,595
	3,550,443	2,675,053
Less accumulated depreciation	(651,931)	(583,080)
	$2,898,512	$2,091,973

During the year ended December 31, 2019, we executed a mezzanine loan to provide financing of $29.9 million for a mixed-use development project that includes the AC/Element Hotel with 264 guestrooms, retail space, and parking. In connection with the mezzanine loan, we had a purchase option to purchase a 90% equity interest in the AC/Element Hotel (the "Initial Purchase Option") upon completion of construction, which occurred in December 2021. The mezzanine loan was classified as Investment in hotel properties, net in our Condensed Consolidated Balance Sheets at December 31, 2021. See "Note 4 - Investment in Real Estate Loans" for further information. In June 2022, the balance of the mezzanine loan was extinguished with the exercise of the Initial Purchase Option to acquire the AC/Element Hotel as part of the Brickell Transaction described below.

Brickell Transaction

On June 10, 2022, we formed the Brickell Joint Venture (see "Note 9 - Non-controlling Interests and Redeemable Non-controlling Interests") to facilitate the exercise of our Initial Purchase Option to acquire a 90% equity interest in the AC/Element Hotel. The exercise price of the Initial Purchase Option was $89.0 million and primarily funded with the conversion of the mezzanine loan of $29.9 million to equity and $7.9 million in cash. We accounted for the acquisition of the AC/Element Hotel as an asset acquisition. The allocation of the purchase price to the assets acquired and liabilities assumed for the acquisition of the AC/Element Hotel is as follows (in thousands):

Assets and Liabilities Acquired		Net Cash Disbursed
Land	$14,378	Purchase price (1)	$94,522
Hotel buildings and improvements	75,113	Acquisition costs	593
Furniture, fixtures and equipment	5,624		$95,115
Intangible assets	1,972
Total assets acquired	97,087	Cash	$8,518
Debt assumed	(47,000)	Conversion of mezzanine loan	29,875
Other liabilities	(1,972)	Initial purchase option	2,800
Net assets acquired	$48,115	Contribution by joint venture partner	6,922
		Debt assumed	47,000
			$95,115

(1) The purchase price of the Brickell Transaction was based on the exercise price of the initial purchase option of $89.0 million. The transaction included the assumption of $47.0 million of debt resulting in a net consideration payment requirement of $42.0 million. We paid 90% of the required net consideration with the conversion of our $29.9 million mezzanine loan into equity and a cash payment of $7.9 million. The carrying amount of our Initial Purchase Option of $2.8 million is also included in the total amount allocated to the assets acquired. The Brickell Joint Venture partner’s non-controlling interest represents 10% of the fair value of the net assets on the transaction date of $6.9 million, determined by a third-party valuation expert based on discounted forecasted future cash flows of the net assets acquired. We also incurred $0.6 million of transaction costs. The result is a total amount allocated to the assets acquired of $95.1 million plus an intangible asset totaling $2.0 million related to the assumption of the franchises for the hotel properties and a related key money liability.

We also have an option to purchase the remaining 10% interest in the hotel property in December 2026 (the "Second Purchase Option"). The exercise price of the Second Purchase Option will be at its market value on the exercise date.

NCI Transaction

During the quarter ended March 31, 2022, the Operating Partnership and the GIC Joint Venture closed on the NCI Transaction for the acquisition of a portfolio of 27 hotel properties, containing an aggregate of 3,709 guestrooms, and two parking structures, containing 1,002 spaces, and various financial incentives for an aggregate purchase price of $822.0 million, paid in the form of 15,864,674 Common Units (deemed value of $10.0853 per unit), 2,000,000 preferred units of limited partnership of the Operating Partnership newly designated as 5.25% Series Z Cumulative Perpetual Preferred Units (Liquidation Preference
$25 Per Unit) (the “Series Z Preferred Units”), a cash draw of $410.0 million from a term loan entered into by subsidiaries of the Joint Venture, the assumption by a subsidiary of the Joint Venture of approximately $6.5 million in PACE loan debt,
$5.9 million of cash contributed to escrow in the prior year by GIC, as a limited partner in the Joint Venture, and approximately
$185.2 million cash contributed by GIC at closing. GIC also contributed to the Joint Venture an additional $18.5 million in cash for estimated pre-acquisition costs related to the NCI Transaction, a portion of which was distributed to the Operating
Partnership as reimbursement for transaction costs paid by the Operating Partnership.

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

Our Joint Venture assumed $335.2 million of debt in connection with the NCI Transaction and immediately repaid
$328.7 million of the assumed debt on the closing date using proceeds from borrowings on the Joint Venture Term Loan (as described below). We recorded debt assumed in connection with the NCI Transaction at its face amount, which approximated fair market value on the closing date.

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

Incentives and other intangibles include tax incentives totaling approximately $19.8 million associated with certain of the acquired hotel properties in the NCI Transaction and are being amortized over a weighted average amortization period of approximately 9.1 years, which is the period in which we expect to meet the requirements to receive payment of the tax incentives. Other intangible assets totaling approximately $3.9 million are related to key money associated with certain of the hotel properties acquired in the NCI Transaction and are being amortized over a weighted average amortization period of approximately 19.7 years, which is the remaining key money contract period with the franchisor.

Intangible assets, net is as follows (in thousands):

	June 30, 2022	December 31, 2021
Indefinite-lived Intangible assets:
Air rights	$10,754	$10,754
Other	80	80
	10,834	10,834
Finite-lived intangible assets:
Tax incentives	19,750	—
Key money	9,370	—
	29,120	—
Intangible assets	39,954	10,834
Less accumulated amortization	(3,067)	—
Intangible assets, net	$36,887	$10,834

We recorded amortization expense related to intangible assets of approximately $1.1 million and $2.0 million for the three and six months ended June 30, 2022, respectively. We did not record any amortization expense related to intangible assets for the three and six months ended June 30, 2021.

Future amortization expense related to intangible assets is as follows (in thousands):

2022	$2,165
2023	4,331
2024	4,296
2025	1,625
2026	1,625
Thereafter	12,011
$26,053

We did not acquire any hotel properties during the six months ended June 30, 2021.

Asset Sales

In May 2022, the GIC Joint Venture completed the sale of a 169-guestroom Hilton Garden Inn San Francisco Airport North in San Francisco, CA for a gross selling price of $75.0 million. The sale of this property resulted in a net gain of $20.5 million to the GIC Joint Venture during the three months ended June 30, 2022.

Assets Held for Sale

Assets Held for Sale at June 30, 2022 and December 31, 2021 include a land parcel in Flagstaff, AZ.

NOTE 4 — INVESTMENT IN REAL ESTATE LOANS

Investment in real estate loans, net is as follows (in thousands):

	June 30, 2022	December 31, 2021
Real estate loans	$2,100	$2,350
Allowance for credit losses	(2,100)	(2,350)
	$—	$—

The amortized cost bases of our Investment in real estate loans, net approximate their fair values.

Real Estate Development Loans

During the year ended December 31, 2019, we executed a mezzanine loan to fund up to $28.9 million for a mixed-use development project that includes the AC/Element Hotel, retail space, and parking. In December 2021, we modified the loan agreement to increase our funding commitment by $1.0 million. During the six months ended June 30, 2022, we completed the funding of our entire $29.9 million commitment. The loan was converted to equity in June 2022 upon the exercise of our Initial Purchase Option to acquire a 90% equity interest in the AC/Element Hotel. The loan was recorded as Investment in hotel properties, net on our Consolidated Balance Sheets at December 31, 2021.

Seller-Financing Loans

On June 29, 2018, we sold the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA for an aggregate selling price of $24.9 million. We provided seller financing totaling $3.6 million on the sale of these properties under two, 3.5 year second mortgage notes with a blended interest rate of 7.38% that are further collateralized by a personal guarantee from the principal of the borrower. During the year ended December 31, 2020, we recorded an allowance for credit losses in an amount equal to the outstanding balance of the loans due to a borrower default caused by the negative effects of the Pandemic. On June 1, 2021, we amended the terms of the seller-financing loans and extended the maturity date of each loan to December 31, 2022. Interest is accruing at a rate of 9.00% monthly, including 5.00% payable in cash and 4.00% paid-in-kind. Semiannual principal payments of $0.3 million began on April 15, 2022. At June 30, 2022, the outstanding principal balance of the notes of $2.1 million is fully reserved.

NOTE 5 - DEBT

At June 30, 2022, our indebtedness was comprised of borrowings under our 2018 Senior Credit Facility (as defined below), the 2018 Term Loan (as defined below), the GIC Joint Venture Credit Facility (as defined below), the GIC Joint Venture Term Loan (as defined below), the PACE Loan (as defined below), the Brickell Mortgage Loan (as defined below), the Convertible Notes (as defined below), and other indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 3.95% at June 30, 2022 and 3.35% at December 31, 2021.

Debt, net of debt issuance costs, is as follows (in thousands):

	June 30, 2022	December 31, 2021
Revolving debt	$125,000	$68,500
Term loans	910,000	562,000
Convertible notes	287,500	287,500
Mortgage loans	214,582	163,315
	1,537,082	1,081,315
Unamortized debt issuance costs	(13,552)	(11,518)
Debt, net of debt issuance costs	$1,523,530	$1,069,797

We have entered into interest rate swaps to fix the interest rates on a portion of our variable interest rate indebtedness. See "Note 7 - Derivative Financial Instruments and Hedging" to the Condensed Consolidated Financial Statements for additional information. Our total fixed-rate and variable-rate debt, after considering our interest rate derivative agreements that are currently effective, is as follows (in thousands):

	June 30, 2022	Percentage	December 31, 2021	Percentage
Fixed-rate debt¹	$847,258	55%	$842,858	78%
Variable-rate debt	689,824	45%	238,457	22%
	$1,537,082		$1,081,315

¹ Debt related our wholly-owned properties coupled with our pro rata share of debt related to our our joint ventures results in fixed-rate debt of approximately 70% when including the effect of interest rate swaps.

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Convertible notes	$287,500	$245,525	$287,500	$300,384	Level 1 - Market approach
Fixed-rate mortgage loans	159,758	158,798	155,358	155,765	Level 2 - Market approach
	$447,258	$404,323	$442,858	$456,149

At June 30, 2022 and December 31, 2021, we had $400.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value.  Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to "Note 7 - Derivative Financial Instruments and Hedging."

$600 Million Senior Credit and Term Loan Facility

On December 6, 2018, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $600.0 million senior credit facility (the “2018 Senior Credit Facility”) with Deutsche Bank AG New York Branch, as administrative agent, and a syndicate of lenders. The 2018 Senior Credit Facility is comprised of a $400.0 million revolver (the "$400 Million Revolver") and a $200.0 million term loan facility (the “$200 Million Term Loan”). At June 30, 2022, we had $200.0 million borrowed and $400.0 million available to borrow. On July 21, 2022, Bank of America, N.A. entered into successor administrative agent documentation to succeed Deutsche Bank AG New York Branch as administrative agent on the 2018 Senior Credit Facility.

Amendments to the 2018 Senior Credit Facility

Between May 2020 and July 2022, the Company entered into several amendments to the 2018 Senior Credit Facility (the “Credit Facility Amendments”). We entered into the most recent amendment to the 2018 Senior Credit Facility on July 21, 2022 (the "Amendment"). Under the Amendment, the requirement that we grant first lien mortgages and assignments of leases on the unencumbered assets upon any advance that would cause the total amount outstanding under the revolving credit facility to exceed $350.0 million was eliminated in its entirety. The Amendment also provides improvements to certain of the key financial covenants including eliminating the minimum liquidity covenant.

At June 30, 2022, we had no borrowings outstanding on the $400 Million Revolver. Under the amendment executed on July 21, 2022, the $400 Million Revolver and $200 Million Term Loan each now have two additional six-month extension options available, subject to certain conditions, that result in a fully extended maturity date of March 31, 2025 for the $400 Million Revolver and April 1, 2025, for the $200 Million Term Loan.

On July 21, 2022, the interest rate on the 2018 Senior Credit Facility was transitioned from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The interest rate on the 2018 Senior Credit Facility is based on a pricing grid ranging from 140 basis points to 240 basis points plus SOFR plus a 10 basis point credit spread adjustment for the $400 Million Revolver and 135 basis points to 235 basis points plus SOFR plus a 10 basis point credit spread adjustment for the $200 Million Term Loan, depending on the Company's leverage ratio. For purposes of the $400 Million Revolver and the 2018 Senior Credit Facility, SOFR is subject to a floor of 25 basis points.

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

The 2018 Senior Credit Facility has an accordion feature which allows the Company to increase the total commitments by an aggregate of up to $300.0 million. The $400 Million Revolver will mature on March 31, 2023 and can be extended to March 31, 2025 at the Company’s option, subject to certain conditions. The $200 Million Term Loan will mature on April 1, 2024, and can be extended to April 1, 2025 at the Company’s option, subject to certain conditions.

Term Loans

2018 Term Loan

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $225.0 million term loan (the “2018 Term Loan”) with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documentation, which is fully drawn as of June 30, 2022. The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the maturity date of February 14, 2025, subject to certain conditions.

Amendments to the 2018 Term Loan

Between May 2020 and July 2022, the Company entered into several amendments to the First Amended and Restated Credit Agreement (the “2018 Term Loan Amendments”). The amendments to the 2018 Term Loan are substantially the same as the Amendments described above related to the 2018 Senior Credit Facility. There was no modification to the maturity date of the 2018 Term Loan.

We pay interest on advances at varying rates, based upon, at our option, either (i) daily, 1-, 3-, or 6-month SOFR (subject to a floor of 25 basis points), plus a SOFR adjustment equal to 10 basis points and an applicable margin between 1.35% and 2.15%, depending upon our leverage ratio (as defined in the loan documents). We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at June 30, 2022 was 3.94%.

Financial and Other Covenants. We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2018 Term Loan. The 2018 Term Loan Amendments provide that certain financial and other covenants under the 2018 Term Loan were waived or adjusted. The waivers and adjustments are the same as under the amendments to the Company’s 2018 Senior Credit Facility. At June 30, 2022, we were in compliance with all financial covenants.

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

2017 Term Loan

On September 26, 2017, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $225.0 million term loan (the "2017 Term Loan") with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documentation. The 2017 Term Loan had an original maturity date of November 2022. During the three months ended June 30, 2022, we repaid in full the balance of the 2017 Term Loan of $62.0 million with our share of the proceeds from the sale of the 169-guestroom Hilton Garden Inn San Francisco Airport North in San Francisco, CA, along with cash on hand, and formally terminated the facility.

Convertible Senior Notes and Capped Call Options

On January 7, 2021, we entered into an underwriting agreement (the “Convertible Notes Offering”) pursuant to which the Company agreed to offer and sell $287.5 million aggregate principal amount of 1.50% convertible senior notes due 2026 (the “Convertible Notes"). The net proceeds from the Convertible Notes Offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company (including net proceeds from the full exercise by the underwriters of their over-allotment option to purchase additional Convertible Notes), were approximately $280.0 million before consideration of the Capped Call Transactions (as described below). These proceeds were used to pay the cost of the Capped Call Transactions and to partially repay outstanding obligations under the 2018 Senior Credit Facility and 2017 Term Loan.

The Convertible Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The Convertible Notes will mature on February 15, 2026 (the “Maturity Date”), unless earlier converted, purchased or redeemed. Prior to August 15, 2025, the Convertible Notes will be convertible only upon certain circumstances and during certain periods. On or after August 15, 2025 and through the Maturity Date, holders may convert any of their Convertible Notes into shares of the Company’s common stock, at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day prior to the Maturity Date, unless the Convertible Notes have been previously purchased or redeemed by the Company. During the three months ended June 30, 2022 and 2021, the Company recorded coupon interest expense of $1.1 million for each period. For the six months ended June 30, 2022 and 2021, the Company recorded coupon interest expense of $2.1 million and $2.0 million, respectively. Additionally, for the three months ended June 30, 2022 and 2021, the Company amortized $0.4 million for each period and for the six months ended June 30, 2022 and 2021 the Company amortized $0.7 million for each period of the $7.6 million debt issuance costs related to the Convertible Notes Offering. Including the amortization of the debt issuance costs, the current effective interest rate on the Convertible Notes is approximately 2.00% for the six months ended June 30, 2022 and 2021.

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

The effective strike price of the Capped Call Transactions is initially $15.26, which represents a premium of 75.0% over the last reported sale price of our common stock on the New York Stock Exchange on January 7, 2021, and is subject to certain adjustments under the terms of the Capped Call transactions.

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

Mortgage Loans

At June 30, 2022 and December 31, 2021, we had mortgage loans totaling $214.6 million and $163.3 million, respectively, that are secured primarily by first mortgage liens on 19 and 16 hotel properties, respectively.

GIC Joint Venture Credit Facility

On October 8, 2019, a subsidiary of the GIC Joint Venture, Summit JV MR 1, LLC (the “Borrower”), as borrower, and Summit Hospitality JV, LP (the “Parent”), as parent (which is the GIC Joint Venture), and each party executing the credit facility documentation as a subsidiary guarantor, entered into a $200.0 million credit facility (the “GIC Joint Venture Credit Facility”) with Bank of America, N.A., as administrative agent and sole initial lender, and BofA Securities, Inc., as sole lead arranger and sole bookrunner. The Operating Partnership and the Company are not borrowers or guarantors of the GIC Joint Venture Credit Facility. The GIC Joint Venture Credit Facility is guaranteed by all of the Borrower’s existing and future subsidiaries, subject to certain exceptions.

The GIC Joint Venture Credit Facility is comprised of a $125.0 million revolving credit facility (the “$125 Million Revolver”) and a $75.0 million term loan (the “$75 Million Term Loan”). The GIC Joint Venture Credit Facility has an accordion feature which allows us to increase the total commitments by up to $300.0 million, for aggregate potential borrowings of up to $500.0 million on the GIC Joint Venture Credit Facility. At June 30, 2022, we had $125.0 million outstanding under the $125 Million Revolver.

The $125 Million Revolver and the $75 Million Term Loan will mature on October 8, 2023. Each can be extended for a single twelve-month period at the Borrower's option, subject to certain conditions.

Interest is paid on revolving credit advances at varying rates based upon, at the Borrower's option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a margin of 2.15% for Eurodollar rate advances, or (ii) LIBOR, plus a margin of 2.15% for LIBOR floating rate advances. The interest rate at June 30, 2022 was 2.75%. The applicable margin for a term loan advance shall be five basis points less than revolving credit advances referenced above. The GIC Joint Venture Credit Facility has been amended to accommodate the transition from LIBOR to SOFR, when LIBOR is no longer available. At June 30, 2022, we were in compliance with all financial covenants.

Amendments to $200 Million GIC Joint Venture Credit Facility

On June 18, 2020, the Company entered into a Second Amendment to Credit Agreement related to the GIC Joint Venture Credit Facility (“Second Amendment”). The Second Amendment resulted in waivers or adjustments to certain financial and other covenants under the GIC Joint Venture Credit Facility, which are described in the Current Report on Form 8-K filed by the Company on June 24, 2020.

On April 29, 2021, the Borrower, Parent, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a Third Amendment to Credit Agreement concerning the GIC Joint Venture Credit Facility (the “GIC Joint Venture Amendment”).

Certain financial and other covenants under the GIC Joint Venture Credit Facility were waived or adjusted as follows:

• Increase of the Maximum Leverage Ratio through the initial maturity date;
• Increase of the Borrowing Base Leverage through the initial maturity date;

During the covenant waiver period, the applicable margin was increased to 230 basis points and 225 basis points for the $125 million Revolver and $75 million Term Loan, respectively. The covenant waiver period has expired so the applicable margin has reverted to 215 basis points and 210 basis points for the $125 million Revolver and $75 million Term Loan, respectively.

The GIC Joint Venture Amendment provides that the Borrower may make additional advances on the $125 Million Revolver, subject to certain financial covenant limitations. Certain other similar limitations and conditions for credit facilities of this nature were included among the provisions in the amendments including, among other provisions, limitations on the use of revolving facility advances, certain restrictions on payments of dividends and limitations on investments and dispositions. We retain the right to opt out of certain additional restrictive covenants upon demonstration of compliance with the required financial covenants.

Borrowing Base Assets. The GIC Joint Venture Credit Facility is secured primarily by a first priority pledge of the Borrower's equity interests in the subsidiaries that hold 11 assets financed by the facility, and the related TRS entities, which wholly own the TRS Lessees that lease each of the borrowing base assets. There are currently 11 hotel properties deemed borrowing base assets and an additional seven hotel properties that may be contributed to the borrowing base to increase borrowing availability.

GIC Joint Venture Term Loan

In connection with the NCI Transaction, on January 13, 2022, certain subsidiaries of the GIC Joint Venture, Summit JV MR 2, LLC, Summit JV MR 3, LLC and Summit NCI NOLA BR 184, LLC (collectively, the “Borrowers”), the GIC Joint Venture, as parent guarantor, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a $410.0 million senior secured term loan facility (the “GIC Joint Venture Term Loan”) with Bank of America, N.A., as administrative agent and initial lender, Wells Fargo Bank, National Association, as syndication agent and an initial lender, and BofA Securities, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners.

Neither the Operating Partnership nor the Company are borrowers or guarantors of the GIC Joint Venture Term Loan. The GIC Joint Venture Term Loan is guaranteed by the GIC Joint Venture and all of the Borrowers’ existing and future subsidiaries, subject to certain exceptions.

The GIC Joint Venture Term Loan provides for a $410.0 million term loan. The GIC Joint Venture Term Loan has an accordion feature which permits an increase in the total commitments by up to $190.0 million, for aggregate potential borrowings of up to $600.0 million. The GIC Joint Venture Term Loan will mature on January 13, 2026 and can be extended for one 12-month period at the option of the GIC Joint Venture, subject to certain conditions.

As of June 30, 2022, we had $410.0 million outstanding on the GIC Joint Venture Term Loan bearing interest at a floating rate of SOFR plus 2.86%. The interest rate at June 30, 2022 was 4.55%.

Borrowing Base Assets

The GIC Joint Venture Term Loan is secured primarily by a first priority pledge of the Borrowers’ equity interests in the subsidiaries that hold a direct or indirect interest in the 27 hotel properties and two parking facilities purchased in the NCI Transaction that constitute borrowing base assets. The GIC Joint Venture Term Loan contains terms, conditions and covenants for typical for similar credit facilities.

For additional information concerning the GIC Joint Venture Term Loan, please see our Current Report on Form 8-K filed on January 14, 2022.

PACE Loan

As part of the NCI Transaction, a subsidiary of the GIC Joint Venture assumed a PACE loan of approximately $6.5 million. The loan bears fixed interest at 6.10%, has an amortization period of 20 years, and matures on July 31, 2040. The PACE loan is secured by an assessment lien imposed by the County of Tarrant, Texas for the benefit of the lender.

Brickell Mortgage Loan

In June 2022, the Company entered into a joint venture (the "Brickell Joint Venture") with C-F Brickell, LLC, a Delaware limited liability company that was the developer of the AC/Element Hotel ("C-F Brickell"), to facilitate the exercise of the Initial Purchase Option to acquire a 90% equity interest in the Brickell Joint Venture, which owned a 100% interest in the AC/Element Hotel. On June 10, 2022, the Brickell Joint Venture entered into a $47.0 million mortgage loan and non-recourse guaranty with City National Bank of Florida to finance the dual-branded 264-guestroom AC/Element Hotel. The City National Bank Loan provides for an interest rate equal to one-month term SOFR plus 300 basis points. Payment terms include an interest-only period through June 30, 2024 and the loan will amortize based on a 25-year schedule from July 1, 2024 through the maturity date of June 30, 2025. The City National Bank Loan is prepayable at any time without penalty.

NOTE 6 - LEASES

The Company has operating leases related to the land under certain hotel properties, conference centers, parking spaces, automobiles, our corporate office and other miscellaneous office equipment. These leases have remaining terms of 1 year to 77 years, some of which include options to extend the leases for additional years. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business. In addition, we lease certain owned real estate to third parties. We recorded gross third-party tenant income of $2.1 million and $0.5 million during the three months ended June 30, 2022 and 2021, respectively, and $4.4 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively, which were recorded in Other income in the Condensed Consolidated Statement of Operations.

On January 1, 2019, the Company adopted ASC No. 842, Leases, and recognized right-of-use assets and related liabilities.  The right-of-use assets and related liabilities include renewal options reasonably certain to be exercised.  We base our lease calculations on our estimated incremental borrowing rate. As of June 30, 2022, our weighted average incremental borrowing rate was 4.76%.

During the three months ended June 30, 2022 and 2021, the Company's total operating lease cost was $1.0 million and $0.8 million, respectively, and the operating cash outflow from operating leases was $0.9 million and $0.7 million, respectively. During the six months ended June 30, 2022 and 2021, the Company's total operating lease cost was $1.9 million and $1.6 million, respectively, and the operating cash outflow from operating leases was $1.8 million and $1.4 million, respectively. As of June 30, 2022, the weighted average operating lease term was 36.6 years.

Operating lease maturities as of June 30, 2022 are as follows (in thousands):

2022	$998
2023	1,264
2024	1,205
2025	1,209
2026	1,222
Thereafter	37,808
Total lease payments (1)	43,706
Less interest	(21,982)
Total	$21,724

(1)Certain payments above include future increases to the minimum fixed rent based on the Consumer Price Index in effect at the initial measurement of the lease balances.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at June 30, 2022 and December 31, 2021 is as follows (dollars in thousands):

				Notional Amount		Fair Value
Contract date	Effective Date	Expiration Date	Average Annual Effective Fixed Rate	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	$100,000	$100,000	$482	$(1,617)
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	100,000	100,000	476	(1,629)
June 11, 2018	September 28, 2018	September 30, 2024	2.87%	75,000	75,000	299	(3,831)
June 11, 2018	December 31, 2018	December 31, 2025	2.93%	125,000	125,000	30	(8,646)
				$400,000	$400,000	$1,287	$(15,723)

In July 2022, we entered into two new interest rate swap agreements. One interest rate swap agreement has a notional amount of $100.0 million and an effective date of January 31, 2023 with a term of six years. Regions Bank is the counterparty and the swap provides for a fixed rate of 2.5625%. The second interest rate swap has a notional amount of $100.0 million and an effective date of January 31, 2023 with a term of four years. Capital One Bank, N.A. is the counterparty and the swap provides for a fixed rate of 2.6%.

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At June 30, 2022, our four interest rate swaps were in an asset position. At December 31, 2021, all of our interest rate swaps were in a liability position. The substantial change in value related to our interest rate swaps during the first and second quarters of 2022 was due to increases in interest rates. Derivative assets related to our interest rate swaps are recorded in Other assets, and other and derivative liabilities are included in Accrued expenses and other in our Condensed Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Other comprehensive income and are reclassified to Interest expense in our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings. In the next twelve months, we estimate that $1.4 million will be reclassified from Other comprehensive income and recorded as an decrease to Interest expense.

The table below details the location in the financial statements of the realized and unrealized gain or loss related to derivative financial instruments designated as cash flow hedges (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized gain (loss) recorded in Other comprehensive income on derivative financial instruments	$3,211	$(1,004)	$13,024	$2,881
Loss reclassified from Other comprehensive income to Interest expense	$(1,685)	$(2,366)	$(3,985)	$(4,684)
Total interest expense in which the effects of cash flow hedges are recorded	$(15,118)	$(10,962)	$(28,557)	$(21,750)

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

On May 9, 2022, the Company and the Operating Partnership entered into an equity distribution agreement (the “Equity Distribution Agreement”) with a group of underwriters as sales agents for the Company, principals and/or, with certain exceptions, forward sellers (in any such capacity, each a “Manager” and, collectively, the “Managers”) and certain banks as forward purchasers (in such capacity, each a “Forward Purchaser” and, collectively, the “Forward Purchasers”), providing for the offer and sale of shares of the Company’s Common Stock, having a maximum aggregate offering price of up to $200,000,000 through or to the Managers, as the Company’s sales agents or, if applicable, as forward sellers, or directly to the Managers, as principals (the “2022 ATM Program”). To date, we have not sold any shares of our Common Stock under the 2022 ATM Program.

Changes in Common Stock during the six months ended June 30, 2022 and 2021 were as follows:

	For the Six Months Ended June 30,
	2022	2021
Beginning common shares outstanding	106,337,724	105,708,787
Common Unit redemptions	—	2,500
Grants under the Equity Plan	735,371	860,910
Annual grants to independent directors	84,889	60,546
Performance share and other forfeitures	(3,173)	(60,823)
Shares retained for employee tax withholding requirements	(260,800)	(155,605)
Ending common shares outstanding	106,894,011	106,416,315

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

At June 30, 2022 and December 31, 2021, NewcrestImage and other unaffiliated third parties owned 15,989,471 and 124,797 of Common Units of the Operating Partnership, respectively, representing approximately 13% and less than 1% of the Common Units of the Operating Partnership for each period.

We classify outstanding Common Units held by unaffiliated third parties as non-controlling interests in the Operating Partnership, a component of equity in the Company’s Condensed Consolidated Balance Sheets. The portion of net income (loss) allocated to these Common Units is included on the Company’s Condensed Consolidated Statements of Operations as Net income (loss) attributable to non-controlling interests.

Non-controlling Interests in Joint Ventures

At June 30, 2022, the Company is a partner with a majority equity interest in two joint ventures as described below. We classify the non-controlling interests in our joint ventures as a component of equity in the Company’s Condensed Consolidated Balance Sheets. The portion of net income (losses) allocated to these non-controlling interests is included on the Company’s Condensed Consolidated Statements of Operations as Net income (losses) attributable to non-controlling interests.

GIC Joint Venture

In July 2019, the Company entered into a joint venture agreement with GIC, Singapore’s sovereign wealth fund, to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the GIC Joint Venture and intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the GIC Joint Venture and will have the potential to earn incentive fees based on the GIC Joint Venture achieving certain return thresholds. As of June 30, 2022, the GIC Joint Venture owns the 39 hotel properties containing 5,414 guestrooms in nine states.

The GIC Joint Venture owns the hotel properties through master real estate investment trusts (“Master REIT”) and subsidiary REITs (“Subsidiary REIT”). All of the hotel properties owned by the GIC Joint Venture are leased to taxable REIT subsidiaries of the Subsidiary REITs (“Subsidiary REIT TRSs”). To qualify as a REIT, the Master REIT and each Subsidiary REIT must meet all of the REIT requirements provided in the the Internal Revenue Code. Taxable income related to the Subsidiary REIT TRSs is subject to federal, state and local income taxes at applicable tax rates.

Brickell Joint Venture

In June 2022, the Company entered into the Brickell Joint Venture to facilitate the exercise of the Initial Purchase Option to acquire a 90% equity interest in the AC/Element Hotel. Our joint venture partner, C-F Brickell, owns the remaining 10% equity interest in the Brickell Joint Venture. The Company has an option to purchase the remaining 10% equity interest in the Brickell Joint Venture from C-F Brickell in December 2026 pursuant to the exercise of the Second Purchase Option at its market value on the exercise date. The Company serves as the managing member of the Brickell Joint Venture.

Redeemable Non-controlling Interests

In connection with the NCI Transaction, Summit Hotel GP, LLC, a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership, on its own behalf as general partner of the Operating Partnership and on behalf of the limited partners of the Operating Partnership, on January 13, 2022, entered into the Tenth Amendment (the “Tenth Amendment”) to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, to provide for the issuance of up to 2,000,000 Series Z Preferred Units. The Series Z Preferred Units rank on a parity with the Operating

Partnership’s Series E and Series F Preferred Units and holders will receive quarterly distributions at a rate of 5.25% per year. From issuance until the tenth anniversary of their issuance, the Series Z Preferred Units will be redeemable at the holder’s request at any time, or in connection with a change of control of the Company, for, at the Company’s election, cash or shares of the Company’s 5.25% Series Z Cumulative Perpetual Preferred Stock (which will be designated and authorized following notice of redemption by holder of the Series Z Preferred Units) on a one-for-one basis. After the fifth anniversary of their issuance, the Company may redeem the Series Z Preferred Units for cash at a redemption amount of $25 per unit. For a 90-day period immediately following both the tenth and the eleventh anniversaries of their issuance or in connection with a change of control of the Company, the Series Z Preferred Units will be redeemable at the holder’s request for cash at a redemption amount of $25 per unit. On January 13, 2022 and March 23, 2022, in connection with the NCI Transaction, the Operating Partnership issued 2,000,000 Series Z Preferred Units as partial consideration for the purchase. At June 30, 2022, the redeemable Series Z Preferred Units issued in connection with the NCI Transaction are recorded as temporary equity and reflected as Redeemable non-controlling interests on our Consolidated Condensed Balance Sheet.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at June 30, 2022 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$1,287	$—	$1,287

	Fair Value Measurements at December 31, 2021 using
	Level 1	Level 2	Level 3	Total
Assets:
Purchase option related to real estate loans	$—	$—	$2,800	$2,800
Liabilities:
Interest rate swaps	—	15,723	—	15,723

The original fair value of the Initial Purchase Option was estimated using the Black-Scholes model. The Initial Purchase Option related to the acquisition of the AC/Element Hotel and did not have a readily determinable fair value at December 31, 2021. As such, the Initial Purchase Option was recorded at historical cost that was estimated using the Black-Scholes model.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Franchise Agreements

We expensed fees related to our franchise agreements of $12.9 million and $5.9 million for the three months ended June 30, 2022 and 2021, respectively, and $23.0 million and $10.0 million for the six months ended June 30, 2022, and 2021, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various professional third-party management companies. The terms of our management agreements range from month-to-month to twenty-five years with various extension provisions. Each management company receives a base management fee, which is a percentage of total hotel property revenues. In some cases there are also monthly fees for certain services, such as accounting, based on the number of guestrooms. Generally, there are also incentive fees based on attaining certain financial thresholds. Management fee expenses were $5.0 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively, and $8.8 million and $3.9 million for the six months ended June 30, 2022, and 2021, respectively.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business. There are currently no pending legal actions that we believe would have a material effect on our financial position or results of operations.

NOTE 12 - EQUITY-BASED COMPENSATION

Our currently outstanding equity-based awards were issued under the Equity Plan which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based awards or incentive awards. Stock options granted may be either incentive stock options or non-qualified stock options. Vesting terms may vary with each grant, and stock option terms are generally five to ten years. At June 30, 2022, we only have outstanding restricted stock awards. All of our outstanding equity-based awards are classified as equity awards.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock award activity under our Equity Plan for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2021	605,470	$9.98	$5,909
Granted	316,643	9.83
Vested	(259,044)	(10.05)
Forfeited	(3,173)	(10.29)
Non-vested at June 30, 2022	659,896	$9.85	$4,797

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

The holders of these awards have the right to vote their unvested restricted shares of common stock and receive all dividends declared and paid whether or not vested. The fair value of time-based restricted stock awards granted is calculated based on the market value of our common stock on the date of grant.

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under the Equity Plan for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2021	1,002,866	$11.92	$9,788
Granted	306,435	9.83
Vested	(302,327)	(12.81)
Non-vested at June 30, 2022	1,006,974	$11.76	$7,321

(1) The amounts included in this column represent the expected future value of the performance-based restricted stock awards calculated using the Monte Carlo simulation valuation model.

Our performance-based restricted stock awards are market-based awards and are accounted for based on the fair value of our common stock on the grant date. The fair value of the performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model. These awards cliff vest on the third anniversary of the grants based on our percentile ranking within the SNL U.S. REIT Hotel Index at the end of the period or upon a change in control. The awards require continuous service during the measurement period and are subject to the other conditions described in the Equity Plan or award document.

The number of shares the executive officers may earn under these awards range from zero shares to twice the number of shares granted based on our percentile ranking within the index at the end of the measurement period. In addition, a portion of the performance-based shares may be earned based on the Company's absolute total shareholder return calculated during the performance period.

The holders of these grants have the right to vote the granted shares of Common Stock and any dividends declared accrue and will be subject to the same vesting conditions as the awards.  Further, if additional shares are earned based on our percentile ranking within the index, dividend payments will be issued as if the additional shares had been held throughout the measurement period.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Time-based restricted stock	$651	$843	$1,645	$1,508
Performance-based restricted stock	720	974	3,393	1,878
Director stock	770	583	802	583
	$2,141	$2,400	$5,840	$3,969

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions. During the six months ended June 30, 2022, we granted a new member of our Board of Directors 3,234 shares of fully vested shares of our Common Stock at $9.94 per share and we granted members of our Board of Directors 81,655 shares of fully vested shares of our Common stock at $9.43 per share.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $10.9 million at June 30, 2022 and will be recorded as follows (in thousands):

	Total	2022	2023	2024	2025
Time-based restricted stock	$5,225	$1,302	$2,334	$1,396	$193
Performance-based restricted stock	5,658	1,439	2,552	1,458	209
	$10,883	$2,741	$4,886	$2,854	$402

The Company's former Executive Vice President and Chief Operating Officer retired in March 2022. The Company recorded $1.3 million of additional stock-based compensation expense during the period related to the modification of certain stock award agreements. This amount was comprised of $0.4 million related to time-based restricted stock awards and $0.9 million related to performance-based restricted stock awards.

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

The Company recorded income tax expense of $6.4 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively. The Company recorded income tax expense of $4.4 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively. Due to the effects of the Pandemic, certain of our TRS Lessees have incurred operating losses in the past and are expected to be in a cumulative loss for the foreseeable future.  A cumulative loss is significant negative evidence that the realizability of our deferred tax assets at June 30, 2022 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all our deferred tax assets at June 30, 2022.

We had no unrecognized tax benefits at June 30, 2022. We expect no significant changes in unrecognized tax benefits within the next year.

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

Below is a summary of the components used to calculate basic earnings per share (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income before amounts allocable to non-controlling interests and participating securities	$23,313	$(20,569)	$14,340	$(53,440)
Less:
Preferred dividends	(3,968)	(3,709)	(7,938)	(7,418)
Dividends paid on additional performance shares earned	(83)	—	(83)	—
Preferred distributions	(655)	—	(1,210)	—
(Income) loss allocable to participating securities	(1,310)	—	—	—
(Income) loss attributable to non-controlling interest in Operating Partnership	—	34	(678)	88
(Income) loss attributable to non-controlling interest in joint ventures	(9,031)	1,843	(8,949)	3,295
Net income (loss) attributable to common stockholders	$8,266	$(22,401)	$(4,518)	$(57,475)
Denominator:
Weighted average common shares outstanding - basic	105,199	104,495	105,049	104,387

Net income (loss) per share available to common stockholders - basic	$0.08	$(0.21)	$(0.04)	$(0.55)

Below is a summary of the components used to calculate diluted earnings per share (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) per share attributable to common stockholders	$8,266	$(22,401)	$(4,518)	$(57,475)

Denominator:
Weighted average common shares outstanding - basic	105,199	104,495	105,049	104,387
Dilutive effect of equity-based compensation awards	164	—	—	—
Dilutive effect of Common Units of Operating Partnership	15,989	—	—	—
Weighted average common shares outstanding - diluted	121,352	104,495	105,049	104,387

Net income (loss) per share available to common stockholders - diluted	$0.07	$(0.21)	$(0.04)	$(0.55)

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

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

Supplemental cash flow information for the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended June 30,
	2022	2021

Cash payments for interest	$23,395	$18,184
Accrued acquisitions and improvements to hotel properties	$9,381	$1,804
Cash payments for income taxes, net of refunds	$2,268	$214
Debt assumed to complete acquisition of properties	$382,205	$—
Assumption of leases and other assets and liabilities in connection with the acquisition of a portfolio of properties	$9,206	$—
Conversion of a mezzanine loan to complete acquisition of hotel properties	$29,875	$—
Exercise of purchase option to complete acquisition of hotel properties	$2,800	$—
Non-controlling contribution to complete an acquisition of hotel properties	$6,922	$—
Non-controlling interests in operating partnership issued to complete acquisition of a portfolio of properties	$157,513	$—
Redeemable non-controlling interests in operating partnership issued to complete acquisition of a portfolio of properties	$50,000	$—

NOTE 16 - SUBSEQUENT EVENTS

Dividends

On August 2, 2022, our Board of Directors declared cash dividends of $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock and $0.3671875 per share of 5.875% Series F Cumulative Redeemable Preferred Stock. The Board of Directors also declared on behalf of the Operating Partnership, a cash dividend of $0.328125 per share of the Operating Partnership's unregistered 5.25% Series Z Cumulative Perpetual Preferred Units.

On August 2, 2022, our Board of Directors also reinstated and declared a quarterly cash dividend of $0.04 per share on our Common Stock and per Common Unit of the Operating Partnership.

These dividends are payable on August 31, 2022 to holders of record as of August 17, 2022.

Amendments to the 2018 Senior Credit Facility

In July 2022, we executed certain modifications to our 2018 Senior Credit Facility which adjusted certain of the key financial covenants, changed the benchmark rate from LIBOR to SOFR, and provided for two-six month extension options applicable to each of the $400 million Revolver and the $200 million Term Loan. In July 2022, Bank of America, N.A. entered into successor administrative agent documentation to succeed Deutsche Bank AG New York Branch as administrative agent on the 2018 Senior Credit Facility. See “Note 5 – Debt” for additional information.

Interest Rate Swaps

In July 2022, we entered into two new interest rate swap agreements. One interest rate swap agreement has a notional amount of $100.0 million and an effective date of January 31, 2023 with a term of six years. Regions Bank is the counterparty and the swap provides for a fixed rate of 2.5625%. The second interest rate swap has a notional amount of $100.0 million and an effective date of January 31, 2023 with a term of four years. Capital One Bank, N.A. is the counterparty and the swap provides for a fixed rate of 2.6%.

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
•supply and demand factors in our markets or sub-markets, or a potential recessionary environment.
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
•risks associated with hotel property acquisitions, including the ability to ramp up and stabilize newly acquired hotel properties with limited or no operating history or that require substantial amounts of capital improvements for us to earn economic returns consistent with our expectations at the time of acquisition;
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
•availability of and the abilities of our property managers and us to retain qualified personnel at our hotel properties and corporate offices;
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
•our ability to effectively manage our joint ventures with our joint venture partners;
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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning primarily premium-branded, select-service hotel properties. At June 30, 2022, our portfolio consisted of 102 hotel properties with a total of 15,323 guestrooms located in 24 states. We own our hotel properties in fee simple, except for seven hotel properties which are subject to ground leases or subleases. As of June 30, 2022, we own 100% of the outstanding equity interests in 61 of our 102 hotel properties. We own a 51% controlling interest in 39 hotel properties through a joint venture that was formed in July 2019 with GIC (the “GIC Joint Venture”), Singapore’s sovereign wealth fund. We also own a 90% controlling interest in two hotel properties that we acquired in June 2022 through another joint venture (the "Brickell Joint Venture"). Our hotel properties are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

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

Management Company	Number of Properties	Number of Guestrooms
Affiliates of Aimbridge Hospitality, including Interstate Management Company, LLC	62	9,166
OTO Development, LLC	15	2,164
Stonebridge Realty Advisors, Inc. and affiliates	8	1,143
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	6	973
Crestline Hotels & Resorts, LLC	4	570
White Lodging Services Corporation	2	453
Hersha Hospitality Management	2	338
Concord Hospitality Enterprises	2	264
InterContinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Total	102	15,323

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

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of lodging demand include changes in gross domestic product, corporate profits, capital investments, employment and more recently, travel-related health and safety restrictions and concerns. Volatility in the economy and risks arising from global and domestic political or economic conditions may cause slowing economic growth, which would have an adverse effect on lodging demand. The global and U.S. economies, and the travel and lodging industries, experienced a significant downturn as a result of the Pandemic during the years ended December 31, 2020 and 2021. During the three and six months ended June 30, 2022, we have experienced a significant recovery in hotel demand driven primarily by leisure travelers. Corporate and group demand remain below historical levels and are recovering more slowly; however, we have recently begun to experience an increase in demand related to these segments as return to work trends continue to accelerate and travel restrictions are reduced or eliminated.

Effects of the Pandemic on Our Business

Beginning in March 2020, we experienced the negative effects of the Pandemic, which had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline in all forms of travel, both domestic and international, and a significant decline in hotel demand. As such, we experienced a substantial decline in our revenues, profitability and cash flows from operations during the years ended December 31, 2020 and 2021. Additionally, there has been a sharp increase in inflation and interest rates during the six months June 30, 2022. The extended effects of the Pandemic and macroeconomic conditions may result in additional risk and uncertainties related to our business and our ability to recover to pre-Pandemic levels.

During the three and six months ended June 30, 2022, we have experienced significant improvement in our business, driven primarily by leisure travel and to a lesser extent modest improvement in other demand segments, including corporate and group. The improvement was the result of a significant increase in the availability and administration of vaccines globally as well as the easing of government restrictions and guidance in most jurisdictions. We anticipate that continued improvement in operating trends will be dependent on continued strength in leisure travel and a recovery of business travel. More broadly, a return to normalized levels of operations is dependent upon a continuation in the recovery of our business, further dissipation of concerns related to the Pandemic, geopolitical stability, moderating inflation and maintaining a high-quality portfolio aligned with evolving guest preferences.

For additional information related to the effects of the Pandemic on our business, please see our Annual Report on Form 10-K for the year ended December 31, 2021.

Forward-looking Information and Use of Estimates

Our full recovery from the effects of the Pandemic will depend on future developments, such as the rate at which normal economic conditions, operations, and the demand for lodging resume, and the magnitude of the recessionary conditions in any of our markets. While the potential magnitude and duration of the business and economic effects of the Pandemic are uncertain, we believe that the recovery in our business that began during 2020 and has continued through the three and six months ended June 30, 2022 will continue through the remainder of 2022. We expect that operating performance will improve gradually over a multi-year period before reaching prior peak performance levels. We believe that a recovery in business conditions resulting in positive operating cash flows, together with cash on hand, and the current availability under our credit facilities, will provide sufficient liquidity to fund operations for at least the next twelve months. There can be no assurance that the assumptions used to evaluate the carrying amounts of our assets or to estimate our liquidity requirements will be correct. For additional information please see Item 1A. Risk Factors.

Our Hotel Property Portfolio

At June 30, 2022, our portfolio consisted of 102 hotel properties with a total of 15,323 guestrooms. According to current chain scales as defined by STR, Inc., six of our hotel properties with a total of 953 guestrooms are categorized as Upper-upscale hotels, 81 of our hotel properties with a total of 12,279 guestrooms are categorized as Upscale hotels and 15 of our hotel properties with a total of 2,091 guestrooms are categorized as Upper-midscale hotels. Information about our hotel properties as of June 30, 2022 is as follows:

Franchise/Brand	Number of Hotel Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	17	3,049
Residence Inn by Marriott	15	2,136
SpringHill Suites by Marriott	7	983
AC Hotel by Marriott	6	1,026
TownePlace Suites	2	225
Element by Marriott	1	108
Fairfield Inn & Suites by Marriott	1	140
Four Points by Sheraton	1	101
Marriott	1	165
Total Marriott	51	7,933
Hilton
Hilton Garden Inn	9	1,291
Hampton Inn & Suites	8	1,162
Homewood Suites	3	369
Canopy Hotel	2	326
Embassy Suites	2	346
DoubleTree by Hilton	1	210
Total Hilton	25	3,704
Hyatt
Hyatt Place	17	2,419
Hyatt House	3	466
Total Hyatt	20	2,885
IHG
Holiday Inn Express & Suites	4	564
Hotel Indigo	1	116
Staybridge Suites	1	121
Total IHG	6	801
Total	102	15,323

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

On June 10, 2022, we exercised a purchase option (the "Initial Purchase Option") to acquire a 90% equity interest in the AC/Element Hotel (as defined in Note 3 - Investments in Hotel Properties, net" of the accompanying Condensed Consolidated Financial Statements). The exercise price of the Initial Purchase Option was based on a gross hotel option exercise price of $89.0 million. The exercise price was funded with the conversion of the mezzanine loan for the development of the AC/Element Hotel of $29.9 million and a cash payment of $7.9 million at closing (the "Brickell Transaction").

In May 2022, the GIC Joint Venture completed the sale of a 169-guestroom Hilton Garden Inn San Francisco Airport North in San Francisco, CA for a gross selling price of $75.0 million. The sale of this property resulted in a net gain of $20.5 million to the GIC Joint Venture during the three months ended June 30, 2022.

On January 13, 2022 and March 23, 2022, the GIC Joint Venture completed the purchase from NewcrestImage Holdings, LLC, a Delaware limited liability company, and NewcrestImage Holdings II, LLC, a Delaware limited liability company (together, “NewcrestImage”), a portfolio of 27 hotel properties, containing an aggregate of 3,709 guestrooms, and two parking structures, containing 1,002 spaces and various financial incentives for an aggregate purchase price of $822.0 million (the "NCI Transaction").

See "Note 3 - Investments in Hotel Properties, net" of the accompanying Condensed Consolidated Financial Statements for further information related to hotel property acquisitions and dispositions.

Results of Operations

The comparisons that follow should be reviewed in conjunction with the unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended June 30, 2022 with the Three Months Ended June 30, 2021

The following table contains key operating metrics for our total portfolio for the three months ended June 30, 2022 compared with the three months ended June 30, 2021 (dollars in thousands, except ADR and RevPAR).

	For the Three Months Ended June 30,				Quarter-over-Quarter			Quarter-over-Quarter
	2022		2021		Dollar Change			Percentage Change
	Total Portfolio (102 hotels)	Same-Store Portfolio (71 hotels)	Total Portfolio (72 hotels)	Same-Store Portfolio (71 hotels)	Total Portfolio (102/72 hotels)		Same-Store Portfolio (71 hotels)	Total Portfolio (102/72 hotels)	Same-Store Portfolio (71 hotels)
Revenues:
Room	$166,804	$128,959	$79,995	$79,251	$86,809		$49,708	108.5%	62.7%
Food and beverage	7,664	3,898	1,556	1,530	6,108		2,368	392.5%	154.8%
Other	8,780	6,569	4,973	4,900	3,807		1,669	76.6%	34.1%
Total	$183,248	$139,426	$86,524	$85,681	$96,724		$53,745	111.8%	62.7%

Expenses:
Room	$35,783	$27,328	$17,584	$17,389	$18,199		$9,939	103.5%	57.2%
Food and beverage	6,013	2,849	968	946	5,045		1,903	521.2%	201.2%
Other hotel operating expenses	53,711	40,407	29,385	29,021	24,326		11,386	82.8%	39.2%
Total	$95,507	$70,584	$47,937	$47,356	$47,570	47570000	$23,228	99.2%	49.0%

Operational Statistics:
Occupancy	74.2%	75.4%	64.9%	65.1%	n/a		n/a	14.3%	15.8%
ADR	$162.68	$169.01	$120.05	$120.36	$42.63		$48.65	35.5%	40.4%
RevPAR	$120.64	$127.44	$77.88	$78.32	$42.76		$49.12	54.9%	62.7%

Changes from the three months ended June 30, 2022 compared with the three months ended June 30, 2021 were due to the following:

•Revenues and RevPAR. The increase in total revenues and RevPAR for our total portfolio during the second quarter of 2022 compared to the second quarter of 2021 was due to continued strength in leisure travel as well improving corporate and group demand resulting in steady improvement in both weekend and weekday results. Additionally, revenues increased due to the NCI Transaction, which significantly expanded the size of our portfolio. Our increased exposure to the Sunbelt, focused revenue management, and property management initiatives related to the portfolio acquired in the NCI Transaction also contributed to significant revenue growth during the period. On a same store basis, the improvements in our business resulted in an increase of approximately 15.8% in occupancy and 40.4% in average daily rate in the second quarter of 2022, which resulted in an 62.7% increase in same-store RevPAR. For the total portfolio, we experienced an increase of approximately 14.3% in our occupancy and an increase of 35.5% in average daily rate in the second quarter of 2022 in comparison to the second quarter of 2021. This resulted in an increase in RevPAR of 54.9% over the same period in the prior year. See "Industry Trends and Outlook - Effects of the Pandemic on Our Business" for further information.

•Room Expenses. The increase in room expenses for both our total and the same-store portfolio is highly correlated to the increase in room revenues driven by increasing occupancy across our portfolio. Room expenses increased at a slower rate than room revenues due to reduced staffing levels and strength in average daily rate, offset by increasing wage rates. Additionally, room costs for the total portfolio increased due to the NCI Transaction, which significantly expanded the size of our portfolio.

•Food and beverage Revenues and Expenses. Total and same-store food and beverage revenues increased during the quarter ended June 30, 2022 as a result of an increase in occupancy across our portfolio and the NCI Transaction. Food and beverage expenses increased at a higher rate than food and beverage revenues due to an expansion in food and beverage product offerings and increased staffing costs.

•Other hotel operating Revenues and Expenses. The increase in other hotel operating revenues and expenses in both our total and same-store portfolios was driven by an increase in occupancy during the first quarter of 2022 and the NCI Transaction.

The following table includes other consolidated income and expenses for the three months ended June 30, 2022 compared with the three months ended June 30, 2021 (dollars in thousands).

	For the Three Months Ended June 30,
	2022	2021	Dollar Change	Percentage Change
Property taxes, insurance and other	$13,525	$10,990	$2,535	23.1%
Management fees	5,042	2,314	2,728	117.9%
Depreciation and amortization	38,058	26,586	11,472	43.2%
Corporate general and administrative	8,074	6,506	1,568	24.1%
Hotel acquisition and transaction costs	681	3,849	(3,168)	nm¹
Gain on disposal of assets, net	20,484	31	20,453	nm¹
Interest expense	15,118	10,962	4,156	37.9%
Other income, net	1,773	2,295	(522)	(22.7)%
Income tax expense	6,437	275	6,162	nm¹

(1)Not meaningful.

Changes from the three months ended June 30, 2022 compared with the three months ended June 30, 2021 were due to the following:

•Property Taxes, Insurance and Other. The increase in Property taxes, insurance and other is primarily due to the NCI Transaction, which significantly expanded the size of our portfolio. The higher property taxes due to an increase in the number of hotel properties in our portfolio during the quarter ended June 30, 2022 was partially offset by property tax reductions that we have generated through our property tax appeal efforts to reduce the assessed values of our hotel properties for property tax purposes based on the lower operating performance that we experienced during the Pandemic.

•Management Fees. The increase in Management fees during the current period is primarily due to increased consolidated revenues as our business has experienced a steady improvement in performance during the three months ended June 30, 2022 and due to the NCI Transaction, which significantly expanded the size of our portfolio.

•Depreciation and Amortization. The increase in Depreciation and amortization is primarily due to the NCI Transaction, which significantly expanded the size of our portfolio resulting in a substantial increase the our depreciable assets during the first quarter of 2022. Additionally, we have increased renovation activities at our hotel properties as our operating performance has improved.

•Corporate General and Administrative. The increase in Corporate, general and administrative expenses during the current period is primarily due to increased corporate staffing to support the growth in the business primarily driven by almost $1.0 billion in acquisitions during the six months ended June 30, 2022, higher incentive and other compensation costs, and higher legal costs.

•Hotel Acquisition and Transaction Costs. Hotel acquisition and transactions costs for the three months ended June 30, 2022 relate to certain one-time costs and other expenses related to the NCI Transaction. Hotel acquisition and transactions costs for the three months ended June 30, 2021 include costs of $2.1 million in transfer taxes and legal fees related to the contribution of six hotels to our Joint Venture. GIC, our Joint Venture partner, paid 49%, or $0.9 million, of the $1.8 million transfer tax which is reflected in non-controlling interest on our Consolidated Statement of Operations. Hotel acquisition and transactions costs for the three months ended June 30, 2021 also include $1.7 million in costs incurred in pursuit of the acquisition of a company with a portfolio of hotel properties that ultimately was not consummated.

•Interest Expense. Interest expense increased as a result of the additional debt outstanding during the second quarter of 2022 related to the NCI Transaction and higher base rates on our floating rate debt that is not hedged.

•Other Income, net. Other income, net decreased during the second quarter of 2022 as a result of a reduction in interest income during the period due to the repayment in full of several mezzanine loans totaling approximately $25.8 million during the fourth quarter of 2021.

•Income Tax Expense. The Company recorded a $6.4 million income tax expense during the three months ended June 30, 2022 due to an increase in our estimated effective tax rate for the full fiscal year ended December 31, 2022 in comparison to the prior period related to certain of our TRS entities as a result of substantial improvement in our operating results for the three and six months ended June 30, 2022 and the sale of the Hilton Garden Inn San Francisco Airport North, which resulted in a taxable gain of $14.5 million.

Comparison of the Six months ended June 30, 2022 with the Six months ended June 30, 2021

The following table contains key operating metrics for our total portfolio for the six months ended June 30, 2022 compared with the six months ended June 30, 2021 (dollars in thousands, except ADR and RevPAR).

	For the Six Months Ended June 30,
	2022		2021		Dollar Change		Percentage Change
	Total Portfolio (102 hotels)	Same-Store Portfolio (71 hotels)	Total Portfolio (72 hotels)	Same-Store Portfolio (71 hotels)	Total Portfolio (102/72 hotels)	Same-Store Portfolio (71 hotels)	Total Portfolio (102/72 hotels)	Same-Store Portfolio (71 hotels)
Revenues:
Room	$295,614	$227,869	$133,240	$132,092	$162,374	$95,777	121.9%	72.5%
Food and beverage	13,326	6,700	2,559	2,533	10,767	4,167	420.7%	164.5%
Other	16,177	12,007	8,579	8,435	7,598	3,572	88.6%	42.3%
Total	$325,117	$246,576	$144,378	$143,060	$180,739	$103,516	125.2%	72.4%

Expenses:
Room	$64,193	$49,408	$30,134	$29,810	$34,059	$19,598	113.0%	65.7%
Food and beverage	10,127	4,902	1,524	1,502	8,603	3,400	564.3%	226.4%
Other hotel operating expenses	99,988	75,857	53,959	53,336	46,029	22,521	85.3%	42.2%
Total	$174,308	$130,167	$85,617	$84,648	$88,691	$45,519	103.6%	53.8%

Operational Statistics:
Occupancy	69.3%	69.4%	57.6%	57.9%	n/a	n/a	20.2%	19.8%
ADR	$158.22	$163.22	$113.14	$113.39	$45.08	$49.83	39.8%	43.9%
RevPAR	$109.64	$113.22	$65.21	$65.63	$44.43	$47.59	68.1%	72.5%

Changes from the six months ended June 30, 2022 compared with the six months ended June 30, 2021 were due to the following:

•Revenues and RevPAR. The increase in total revenues and RevPAR for our total portfolio for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to continued strength in leisure travel as well improving corporate and group demand resulting in steady improvement in both weekend and weekday results. Additionally, revenues increased due to the NCI Transaction which significantly expanded the size of our portfolio. Our increased exposure to the Sunbelt, focused revenue management, and property management initiatives related to the portfolio acquired in the NCI Transaction also contributed to significant revenue growth during the period. On a same store basis, the improvements in our business resulted in an increase of approximately 19.8% in occupancy and 43.9% in average daily rate during the six months ended June 30, 2022, which resulted in an 72.5% increase in same-store RevPAR. For the total portfolio, we experienced an increase of approximately 20.2% in our occupancy and an increase of 39.8% in average daily rate during the six months ended June 30, 2022. This resulted in an increase in RevPAR of 68.1% over the same period in the prior year. See "Industry Trends and Outlook - Effects of the Pandemic on Our Business" for further information.

•Room Expenses. The increase in room expenses for both our total and the same-store portfolio is highly correlated to the increase in room revenues driven by increasing occupancy across our portfolio. Room expenses increased at a slower rate than room revenues due to reduced staffing levels and strength in average daily rate, offset by increasing wage rates. Additionally, room costs for the total portfolio increased due to the NCI Transaction, which significantly expanded the size of our portfolio.

•Food and beverage Revenues and Expenses. Total and same-store food and beverage revenues increased during the six months ended June 30, 2022 as a result of an increase in occupancy across our portfolio and the NCI Transaction. Food and beverage expenses increased at a higher rate than food and beverage revenues due to an expansion in food and beverage product offerings and increased staffing costs.

•Other hotel operating Revenues and Expenses. The increase in other hotel operating revenues and expenses in both our total and same-store portfolios was driven by an increase in occupancy during the six months ended June 30, 2022 and the NCI Transaction.

The following table includes other consolidated income and expenses for the six months ended June 30, 2022 compared with the six months ended June 30, 2021 (dollars in thousands).

	For the Six Months Ended June 30,
	2022	2021	Dollar Change	Percentage Change
Property taxes, insurance and other	$26,663	$21,894	$4,769	21.8%
Management fees	8,837	3,869	4,968	128.4%
Depreciation and amortization	74,332	53,883	20,449	38.0%
Corporate general and administrative	17,211	12,184	5,027	41.3%
Hotel acquisition and transaction costs	681	3,849	(3,168)	nm¹
Gain on disposal of assets, net	20,484	81	20,403	nm¹
Interest expense	28,557	21,750	6,807	31.3%
Other income, net	3,515	5,527	(2,012)	(36.4)%
Income tax expense	4,437	380	4,057	nm¹

(1)Not meaningful.

Changes from the six months ended June 30, 2022 compared with the six months ended June 30, 2021 were due to the following:

•Property Taxes, Insurance and Other. The increase in Property taxes, insurance and other is primarily due to the NCI Transaction which significantly expanded the size of our portfolio. The higher property taxes due to an increase in the number of hotel properties in our portfolio during the six months ended June 30, 2022 was partially offset by property tax reductions that we have generated through our property tax appeal efforts to reduce the assessed values of our hotel properties for property tax purposes based on the lower operating performance that we experienced during the Pandemic.

•Management Fees. The increase in Management fees during the current period is primarily due to increased consolidated revenues as our business has experienced a steady improvement in performance during the six months ended June 30, 2022 and due to the NCI Transaction, which significantly expanded the size of our portfolio.

•Depreciation and Amortization. The increase in Depreciation and amortization is primarily due to the NCI Transaction which significantly expanded the size of our portfolio, which resulted in a substantial increase the our depreciable assets during the six months ended June 30, 2022. Additionally, we have increased renovation activities at our hotel properties as our operating performance has improved.

•Corporate General and Administrative. The increase in Corporate, general and administrative expenses during the current period is primarily due to increased corporate staffing to support the growth in the business primarily driven by almost $1.0 billion in acquisitions during the six months ended June 30, 2022, higher incentive and other compensation costs, including a one-time charge of approximately $1.3 million related to the acceleration of time-based restricted shares and the modification of performance stock-based compensation for our former Chief Operating Officer who retired on March 4, 2022, and higher legal costs.

•Hotel Acquisition and Transaction Costs. Hotel acquisition and transactions costs for the six months ended June 30, 2022 relate to certain one-time costs and other expenses related to the NCI Transaction. Hotel acquisition and transactions costs for the six months ended June 30, 2021 include costs of $2.1 million in transfer taxes and legal fees related to the contribution of six hotels to our Joint Venture. GIC, our Joint Venture partner, paid 49%, or $0.9 million, of the $1.8 million transfer tax which is reflected in non-controlling interest on our Consolidated Statement of Operations. Hotel acquisition and transactions costs for the six months ended June 30, 2021 also include $1.7 million in costs incurred in pursuit of the acquisition of a company with a portfolio of hotel properties that ultimately was not consummated.

•Interest Expense. Interest expense increased as a result of the additional debt outstanding during the six months ended June 30, 2022 related to the NCI Transaction and higher base rates on our floating rate debt that is not hedged.

•Other Income, net. Other income, net decreased during the six months ended June 30, 2022 as a result of a reduction in interest income during the period due to the repayment in full of several mezzanine loans totaling approximately $25.8 million during the fourth quarter of 2021.

•Income Tax Expense. The Company recorded a $4.4 million income tax expense during the six months ended June 30, 2022 due to an increase in our estimated effective tax rate for the full fiscal year ended December 31, 2022 in comparison to the prior period related to certain of our TRS entities as a result of substantial improvement in our operating results for the six months ended June 30, 2022 and the sale of the Hilton Garden Inn San Francisco Airport North, which resulted in a taxable gain of $14.5 million.

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
The following is a reconciliation of our GAAP net loss to FFO and AFFO for the three months ended June 30, 2022 and 2021, and for the six months ended June 30, 2022 and 2021, (in thousands, except per share/unit amounts):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022		2021	2022	2021
Net income (loss)	$23,313		$(20,569)	$14,340	$(53,440)
Preferred dividends	(3,968)		(3,709)	(7,938)	(7,418)
Preferred distributions	(653)		—	(1,208)	—
(Income) loss related to non-controlling interests in joint venture	(9,031)		1,843	(8,949)	3,295
Net income (loss) applicable to common shares and common units	9,661		(22,435)	(3,755)	(57,563)
Real estate-related depreciation	36,960		26,468	72,155	53,648
Gain on disposal of assets, net	(20,484)		(31)	(20,484)	(81)
Adjustments related to non-controlling interests in consolidated joint venture	998		(2,175)	(6,288)	(3,685)
FFO applicable to common shares and common units	27,135		1,827	41,628	(7,681)
Recoveries of credit losses	(250)		—	(250)	—
Amortization of lease-related intangible assets	—		21	—	43
Amortization of deferred financing costs	1,413		1,113	2,825	2,124
Amortization of franchise fees	169		118	337	235
Amortization of intangible assets	929		—	1,840	—
Equity-based compensation	2,141		2,400	5,839	3,969
Hotel acquisition and transaction costs	681		3,849	681	3,849
Debt transaction costs	35		27	35	143
Non-cash interest income (expense)	9		(260)	(113)	(517)
Non-cash lease expense, net	131		137	259	257
Casualty losses, net	119		189	304	154
Adjustments related to non-controlling interests in consolidated joint venture	112		(1,001)	(620)	(1,079)
AFFO applicable to common shares and common units (1)	$32,624	32624000	$8,420	$52,765	$1,497
FFO per common share/common unit	$0.22		$0.02	$0.35	$(0.07)
AFFO per common share/common unit	$0.27		$0.08	$0.44	$0.01
Weighted average diluted common shares/common units
FFO (2) (3)	121,352		104,992	119,890	104,547
AFFO (2) (3)	121,352		104,992	119,890	105,172

(1)AFFO applicable to common shares and common units for the three and six months ended June 30, 2022 and 2021 has not been adjusted for interest related to our Convertible Notes for purposes of calculating AFFO per common share/common unit because we intend to settle the principal portion of the Convertible Notes in cash and we did not include in the denominator of our calculation of AFFO per common share/common unit the potential dilutive effect of shares that would be issued if the principal portion of the Convertible Notes were converted into shares of our Common Stock.

(2)Includes common units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the common units are redeemable for cash or, at our election, shares of our common stock.

(3)The weighted average diluted common shares/common units used to calculate FFO and AFFO per common share/common unit for the three and six months ended June 30, 2022 and 2021 includes the dilutive effect of our outstanding restricted stock awards. These shares were excluded from our weighted average shares outstanding used to calculate net loss per share because they would have been antidilutive. The weighted average common shares/common units used to calculate FFO and AFFO per common share/common unit for the three and six months ended June 30, 2022 and 2021 exclude the potential dilution related to our Convertible Notes as we intend to settle the principal value of the Convertible Notes in cash.

A reconciliation of weighted average diluted common shares to non-GAAP weighted average diluted common shares/common units for FFO is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average common shares outstanding	105,199	104,495	105,049	104,387
Dilutive effect of unvested restricted stock awards	164	338	113	625
Dilutive effect of common units of Operating Partnership	15,989	159	14,728	—
Shares issuable upon conversion of convertible debt	23,978	23,978	23,978	22,521
Adjusted weighted dilutive common shares outstanding	145,330	128,970	143,868	127,533

Non-GAAP adjustment for effect of common units of Operating Partnership	—	—	—	160
Non-GAAP adjustment for effect of restricted stock awards	—	—	—	(625)
Non-GAAP adjustment for effect of shares issuable upon conversion of convertible debt	(23,978)	(23,978)	(23,978)	(22,521)
Non-GAAP weighted dilutive common shares/common units outstanding	121,352	104,992	119,890	104,547

A reconciliation of weighted average diluted common shares to non-GAAP weighted average diluted common shares/common units for AFFO is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average dilutive common shares outstanding	105,199	104,495	105,049	104,387
Dilutive effect of restricted stock awards	164	338	113	625
Dilutive effect of common units of Operating Partnership	15,989	159	14,728	160
Shares issuable upon conversion of convertible debt	23,978	23,978	23,978	22,521
Adjusted weighted dilutive common shares outstanding	145,330	128,970	143,868	127,693

Non-GAAP adjustment for effect of shares issuable upon conversion of convertible debt	(23,978)	(23,978)	(23,978)	(22,521)
Non-GAAP weighted dilutive common shares/common units outstanding - AFFO	121,352	104,992	119,890	105,172

AFFO applicable to common shares and common units increased $25.2 million and $53.5 million, respectively, for the three and six months ended June 30, 2022 compared to the same periods in 2021. The increase was due to the NCI Transaction which significantly expanded the size of our portfolio. In addition, the increase in AFFO applicable to common shares and common units during the three and six months ended June 30, 2022 was due to a substantial improvement in our operating performance that has been primarily driven by leisure travel and to a lesser extent modest improvement in other demand segments.

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

The following is a reconciliation of our GAAP net loss to EBITDA, EBITDAre and Adjusted EBITDAre for the three months ended June 30, 2022 and 2021, and for the six months ended June 30, 2022 and 2021, (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$23,313	$(20,569)	$14,340	$(53,440)
Depreciation and amortization	38,058	26,586	74,332	53,883
Interest expense	15,118	10,962	28,557	21,750
Interest income	(4)	(1)	(6)	(2)
Income tax expense	6,437	275	4,437	380
EBITDA	82,922	17,253	121,660	22,571
Gain on disposal of assets, net	(20,484)	(31)	(20,484)	(81)
EBITDAre	62,438	17,222	101,176	22,490
Recoveries of credit losses	(250)	—	(250)	—
Amortization of lease-related intangible assets	—	21	—	43
Amortization of intangible liabilities	(123)	—	(123)	—
Equity-based compensation	2,141	2,400	5,839	3,969
Hotel acquisition and transaction costs	681	3,849	681	3,849
Debt transaction costs	35	27	35	143
Non-cash interest income (expense)	9	(260)	(113)	(517)
Non-cash lease expense, net	131	137	259	257
Casualty losses, net	119	189	304	154
(Income) loss related to non-controlling interests in joint venture	(9,031)	1,843	(8,949)	3,295
Adjustments related to non-controlling interests in consolidated joint venture	(1,558)	(3,694)	(11,346)	(5,725)
Adjusted EBITDAre	$54,592	$21,734	$87,513	$27,958

Adjusted EBITDAre increased $32.9 million and $59.6 million for the three and six months ended June 30, 2022 compared to the same periods in 2021. The increase was due to the NCI Transaction which significantly expanded the size of our portfolio. In addition, the increase in Adjusted EBITDAre during the first quarter of 2022 was due to a substantial improvement in our operating performance that has been primarily driven by leisure travel and to a lesser extent modest improvement in other demand segments.

Liquidity and Capital Resources

Due to the Pandemic, we entered into modifications of our 2018 Senior Credit Facility during the years ended December 31, 2020 and 2021, which included a waiver of covenants through March 31, 2022. In July 2022, the Company entered into amendments to the 2018 Senior Credit Facility, which included improvements to certain of the key financial covenants, provides us with full access to our $400 Million Revolver (as defined in “Note 5 – Debt” to the Condensed Consolidated Financial Statements) and provides an option for us to extend the maturity dates for up to one additional year. See “Note 5 – Debt” to the Condensed Consolidated Financial Statements for additional information.

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with internal and brand standards, capital expenditures to improve our hotel properties, hotel property development costs, acquisitions, interest payments, settlement of interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, our joint venture acquisitions and capital requirements, contractual lease payments, corporate overhead, and distributions to our stockholders when declared. Our corporate overhead primarily consists of employee compensation expenses, professional fees and corporate insurance and rent expenses. Cash requirements for our corporate overhead expenses (excluding non-cash stock-based compensation), which are generally paid from operating cash flows, were $5.9 million and $4.1 million for the three months ended June 30, 2022 and 2021, respectively, and $11.4 million and $8.2 million for the six months ended June 30, 2022 and 2021, respectively. We generally expect our corporate overhead expenses to remain consistent with the level of our operating activities and market conditions for goods and services.

Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other non-recurring capital expenditures that periodically are made with respect to our hotel properties, dividend distributions and scheduled debt payments, including maturing loans.

During the six months ended June 30, 2022, we completed the NCI Transaction for an aggregate purchase price of $822.0 million. Additionally, in June 2022, we exercised our purchase option to acquire a 90% equity interest in the AC/Element Hotel based on a gross hotel option exercise price of $89.0 million. See "Note 3 - Investment in Hotel Properties, net" to the Condensed Consolidated Financial Statements for additional information.

During the six months ended June 30, 2021 we sold Convertible Notes totaling approximately $280.0 million before consideration of the related capped call transactions, and after deducting approximately $7.0 million related to underwriting discounts and commissions and estimated offering expenses payable by the Company (including net proceeds from the full exercise by the underwriters of their over-allotment option to purchase additional Convertible Notes). These proceeds were used to pay the cost of the capped call transactions and to partially repay outstanding obligations under the 2018 Senior Credit Facility and 2017 Term Loan. See “Note 5 – Debt” to the Condensed Consolidated Financial Statements for additional information concerning the Convertible Notes, Convertible Notes Offering and the Capped Call Transactions.

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

Outstanding Indebtedness

Subsequent to quarter-end, at July 22, 2022, we had $200.0 million outstanding on our $200 Million Term Loan and $225.0 million outstanding on our 2018 Term Loan. Each of the credit facilities was supported by the 46 hotel properties included in the credit facility borrowing base and a pledge of the equity securities in each of the entities which own one of the 46 hotel properties, and the respective TRS Lessees. We also had $287.5 million of Convertible Notes outstanding.

Subsequent to quarter-end, at July 22, 2022, the GIC Joint Venture had $200.0 million outstanding under our GIC Joint Venture Credit Facility, which included borrowings of $75.0 million on its $75.0 million term loan and $125.0 million on its $125.0 million revolving line of credit. The GIC Joint Venture Credit Facility is secured primarily by a first priority pledge of the Borrower's equity interests in the subsidiaries that hold the 11 hotel property borrowing base assets, and the related TRS entities, which wholly own the TRS lessees that lease each of the borrowing base assets. As of July 22, 2022, our Joint Venture also owns 28 hotel properties that are not collateral for the GIC Joint Venture Credit Facility. See "Note 5 - Debt" to the Condensed Consolidated Financial Statements for additional information related to our GIC Joint Venture financing arrangements.

To complete the NCI Transaction, the GIC Joint Venture entered into a $410.0 million senior secured term loan facility (the “GIC Joint Venture Term Loan”) secured by the 27 hotel properties and two parking garages acquired in the transaction. The GIC Joint Venture Term Loan has an accordion feature which will permit an increase in the total commitments by up to $190.0 million, for aggregate potential borrowings of up to $600.0 million. The GIC Joint Venture Term Loan will mature on January 13, 2026 and can be extended for one 12-month period at the Company’s option, subject to certain conditions. The GIC Joint Venture Term Loan is interest-only and provides for a floating interest rate equal to SOFR plus 2.86%. Subsequent to quarter-end, at April 22, 2022, the GIC Joint Venture had $410.0 million outstanding under the GIC Joint Venture Term Loan. See "Note 5 - Debt" to the Condensed Consolidated Financial Statements for additional information related to our GIC Joint Venture financing arrangements.

On June 10, 2022, the Brickell Joint Venture (the “Borrower”) and Summit Hotel OP, LP (the “Non-Recourse Guarantor”) entered into a $47.0 million mortgage loan and non-recourse guaranty with City National Bank of Florida to finance the dual-branded 264-guestroom AC/Element Hotel.  The City National Bank Loan provides for an interest rate equal to one-month term SOFR plus 300 basis points.  Payment terms include an interest-only period through June 30, 2024 and the loan will amortize on a 25-year schedule from July 1, 2024 through the maturity date of June 30, 2025.  The City National Bank Loan is prepayable at any time without penalty.

At June 30, 2022, we have scheduled debt principal amortization payments during the next twelve months totaling $4.1 million and $54.1 million of debt maturities. Currently, we have the capacity to pay these scheduled principal debt payments using cash on hand or draws under our $400 Million Revolver.

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

Our outstanding indebtedness requires us to comply with various financial and other covenants. At June 30, 2022, we are in compliance with all of our loan agreements. We have entered into certain amendments of the 2018 Senior Credit Facility and the 2018 Term Loan that give us full access to the $400 Million Revolver (subject to certain conditions) and improve certain financial covenant measures through December 31, 2023. Additionally, we have amended the GIC Joint Venture Credit Facility to provide for certain financial covenant waivers and adjustments as described in “Note 5 – Debt” to the Condensed Consolidated Financial Statements. Our outstanding indebtedness requires us to comply with various financial and other covenants. At June 30, 2022, we and our GIC Joint Venture are in compliance with all loan covenants.

On July 19, 2022, Bank of America, N.A. entered into successor administrative agent documentation to succeed Deutsche Bank AG New York Branch as administrative agent on the 2018 Senior Credit Facility.

See "Note 5 - Debt" to the Condensed Consolidated Financial Statements for additional information concerning the loan amendments and our financing arrangements.

A summary of our gross debt at June 30, 2022 is as follows (dollars in thousands):

Lender	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Encumbered Properties		Principal Amount Outstanding
2018 Senior Credit Facility (1)
Deutsche Bank AG New York Branch
$400 Million Revolver	4.19% Variable	n/a	March 31, 2023	n/a		$—
$200 Million Term Loan	4.14% Variable	n/a	April 1, 2024	n/a		200,000
Total Senior Credit and Term Loan Facility						200,000

Term Loans (1)
KeyBank National Association Term Loan	4.24% Variable	n/a	November 25, 2022	n/a		—
KeyBank National Association Term Loan	3.94% Variable	n/a	February 14, 2025	n/a		225,000

Convertible Notes	1.50% Fixed	n/a	February 15, 2026	n/a		287,500

Secured Mortgage Indebtedness
MetaBank	4.44% Fixed	25	July 1, 2027	3		44,497
KeyBank National Association (Berkadia)	4.46% Fixed	30	February 1, 2023	3		18,288
	4.52% Fixed	30	April 1, 2023	3		18,766
	4.30% Fixed	30	April 1, 2023	3		18,102
	4.95% Fixed	30	August 1, 2023	2		32,742
Bank of the Cascades (First Interstate Bank) (2)	3.79% Variable	25	December 19, 2024	1	(3)	7,824
	4.30% Fixed	25	December 19, 2024	—	(3)	7,824
Total Mortgage Loans				15		148,043
						860,543

Brickell Joint Venture Mortgage Loan
City National Bank of Florida	4.69% Variable	25	June 30, 2025	2		47,000

GIC Joint Venture Credit Facility and Term Loans (3)
Bank of America, N.A.
$125 Million Revolver	4.09% Variable	n/a	October 8, 2023	n/a		125,000
$75 Million Term Loan	4.04% Variable	n/a	October 8, 2023	n/a		75,000
Bank of America, N.A.	4.55% Variable	n/a	January 13, 2026	n/a		410,000
Wells Fargo	4.99% Fixed	30	June 6, 2028	1		13,150
PACE loan (4)	6.10% Fixed	20	July 31, 2040	1	(4)	6,389
Total GIC Joint Venture Credit Facility and Term Loans				2		629,539
Total Joint Venture Debt				4		676,539
Total Debt				19		$1,537,082

(1)The 2018 Senior Credit Facility and Term Loans are supported by a borrowing base of 46 unencumbered hotel properties and a pledge of the equity securities of the entities that own and operate the 46 unencumbered hotel properties.
(2)The Bank of Cascades mortgage loan is comprised of two promissory notes that are secured by the same collateral and cross-defaulted.
(3)The GIC Joint Venture Credit Facilities and Term Loans are secured by a pledge of the equity interests in the subsidiaries that own and operate the borrowing base assets financed by the facility.
(4)The PACE loan is secured by an assessment lien imposed by the County of Tarrant, Texas for the benefit of the lender.

We are exposed to interest rate risk through our variable-rate debt. We manage this risk primarily by managing the amount, sources, and duration of our debt funding and through the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage our exposure to known or expected cash payments related to our variable-rate debt. During the six months ended June 30, 2022, the fair value of our interest rate swaps increased $17.0 million due to an increase in interest rate expectations.  Each interest rate swap fixes the interest rates on portions of our variable interest rate indebtedness and converts LIBOR from a floating rate to average fixed rates ranging from 1.98% to 2.93%.

Capital Expenditures

During the six months ended June 30, 2022, we funded $25.3 million in capital expenditures at our hotel properties.  We anticipate spending an additional $45.0 million to $65.0 million on capital expenditures across our portfolio during the remainder of 2022 assuming a reasonable recovery in lodging demand occurs throughout the remainder of the year. We expect to fund these expenditures through a combination of cash on hand, working capital, borrowings under our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flows

	For the Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Net cash provided by operating activities	$86,903	$14,830	$72,073
Net cash used in investing activities	(234,764)	(12,542)	(222,222)
Net cash provided by financing activities	196,977	36,988	159,989
Net change in cash, cash equivalents and restricted cash	$49,116	$39,276	$9,840

Changes from the six months ended June 30, 2022 compared to the six months ended June 30, 2021 were due to the following:

•Cash provided by operating activities. The increase in cash provided by operating activities primarily resulted from an increase in net income of $70.2 million after adjusting for non-cash items, such as depreciation and amortization and gains on the sale of assets, and net changes in working capital of $1.9 million. The net changes in working capital were primarily due to an increase in Accrued expenses and other during the six months ended June 30, 2021 as a result of an increase in the number of hotel properties during the period with the NCI Transaction and Brickell Transaction, offset by increases in Prepaid expenses and other and Trade receivables, net due to the increased size of our hotel portfolio.

•Cash used in investing activities. This increase in cash used in investing activities was due to the closing of the NCI Transaction and the Brickell Transaction during the six months ended June 2022. Cash used in investing activities for the six months ended June 30, 2022 was partially offset by proceeds from the sale of 169-guestroom Hilton Garden Inn San Francisco Airport North in San Francisco, CA for a gross selling price of $75.0 million.

•Cash provided by financing activities. Cash provided by financing activities for the six months ended June 30, 2022 was primarily the result of contributions from our GIC Joint Venture partner of $204.1 million for the NCI Transaction, borrowings of $410.0 million under the GIC Joint Venture Term Loan for the NCI Transaction, offset by debt repayments, including the repayment of $328.7 million of debt assumed as part of the NCI Transaction, and the repayment of the 2017 Term Loan of $62.0 million in May 2022.

During the six months ended June 30, 2021, cash provided by financing activities was primarily the result of the completion of a convertible debt offering of $287.5 million aggregate principal amount, which was used to partially repay obligations under the 2018 Senior Credit Facility and to pay the cost of capped call transactions.

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

At June 30, 2022, we were party to four interest rate derivative agreements pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

Contract date	Effective Date	Expiration Date	Notional Amount
October 2, 2017	January 29, 2018	January 31, 2023	$100,000
October 2, 2017	January 29, 2018	January 31, 2023	100,000
June 11, 2018	September 28, 2018	September 30, 2024	75,000
June 11, 2018	December 31, 2018	December 31, 2025	125,000
			$400,000

At June 30, 2022, after giving effect to our interest rate derivative agreements, $847.3 million, or 55%, of our debt had fixed interest rates and $689.8 million, or 45%, had variable interest rates.  The percentage of debt with fixed rates increased during the first nine months of 2021 primarily as the result of the issuance of $287.5 million of fixed rate Convertible Notes (See "Note 5 - Debt" to the Condensed Consolidated Financial Statements). At December 31, 2021, after giving effect to our interest rate derivative agreements, $842.9 million, or 78%, of our debt had fixed interest rates and $238.5 million, or 22%, had variable interest rates. Taking into consideration our existing interest rate swaps an increase or decrease in interest rates of 1.0% would decrease or increase, respectively, our cash flows by approximately $6.5 million per year.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At June 30, 2022, we have scheduled debt principal amortization payments during the next twelve months totaling $4.1 million and $54.1 million of debt maturities.

In July 2022, we entered into two new interest rate swap agreements. One interest rate swap agreement has a notional amount of $100.0 million and an effective date of January 31, 2023 with a term of six years. Regions Bank is the counterparty and the swap provides for a fixed rate of 2.5625%. The second interest rate swap has a notional amount of $100.0 million and an effective date of January 31, 2023 with a term of four years. Capital One Bank, N.A. is the counterparty and the swap provides for a fixed rate of 2.6%.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management team evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

Not applicable.

Item 5.                                                         Other Information.

None.

Item 6.                                                         Exhibits.

The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
* - Management contract or compensatory plan or arrangement.
† - Filed herewith
†† - Furnished herewith
(1) - Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: August 2, 2022	By:	/s/ William H. Conkling
William H. Conkling Executive Vice President and Chief Financial Officer (principal financial officer)