Form 10-Q
period 2022-09-30
Summit Hotel Properties, Inc.
filed 2022-11-02
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of October 21, 2022, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 106,895,912.

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets — September 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Consolidated Statements of Operations (Unaudited) — Three and Nine Months Ended September 30, 2022 and 2021	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) — Three and Nine Months Ended September 30, 2022 and 2021	3
	Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests (Unaudited) — Three and Nine Months Ended September 30, 2022 and 2021	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended September 30, 2022 and 2021	6
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48

Item 4.	Controls and Procedures	49

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Mine Safety Disclosures	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Investment in hotel properties, net	$2,882,143	$2,091,973
Undeveloped land	1,500	1,500
Assets held for sale, net	425	425
Cash and cash equivalents	72,617	64,485
Restricted cash	18,628	32,459
Right-of-use assets, net	35,416	26,942
Trade receivables, net	23,512	14,476
Prepaid expenses and other	15,266	24,496
Deferred charges, net	7,353	4,347
Other assets	19,021	3,799
Total assets	$3,075,881	$2,264,902
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,468,341	$1,069,797
Lease liabilities, net	25,753	17,232
Accounts payable	5,901	4,462
Accrued expenses and other	94,623	66,219
Total liabilities	1,594,618	1,157,710
Commitments and contingencies (Note 11)
Redeemable non-controlling interests	50,223	—
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.25% Series E - 6,400,000 shares issued and outstanding at September 30, 2022 and December 31, 2021 (aggregate liquidation preference of $160,861 at September 30, 2022 and December 31, 2021)	64	64
5.875% Series F - 4,000,000 shares issued and outstanding at September 30, 2022 and December 31, 2021 (aggregate liquidation preference of $100,506 at September 30, 2022 and December 31, 2021)	40	40
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 106,893,912 and 106,337,724 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,069	1,063
Additional paid-in capital	1,230,848	1,225,184
Accumulated other comprehensive income (loss)	15,533	(15,639)
Accumulated deficit and distributions in excess of retained earnings	(271,951)	(262,639)
Total stockholders’ equity	975,603	948,073
Non-controlling interests	455,437	159,119
Total equity	1,431,040	1,107,192
Total liabilities, redeemable non-controlling interests and equity	$3,075,881	$2,264,902

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Room	$160,133	$102,521	$455,747	$235,761
Food and beverage	8,854	2,097	22,180	4,656
Other	9,265	6,068	25,442	14,647
Total revenues	178,252	110,686	503,369	255,064

Expenses:
Room expense	37,525	22,186	101,718	52,320
Food and beverage expense	7,060	1,476	17,187	3,000
Hotel operating expenses	54,883	34,713	154,871	88,672
Property taxes, insurance and other	13,373	10,679	40,036	32,573
Management fees	4,308	2,888	13,145	6,757
Depreciation and amortization	38,130	25,893	112,462	79,776
Corporate general and administrative	6,532	6,099	23,743	18,283
Hotel acquisition and transaction costs	56	—	737	3,849
Recoveries of credit losses	(850)	(2,632)	(1,100)	(2,632)
Loss on impairment of assets	—	4,361	—	4,361
Total expenses	161,017	105,663	462,799	286,959
(Loss) gain on disposal of assets, net	(5)	—	20,479	81

Operating income (loss)	17,230	5,023	61,049	(31,814)
Other income (expense):
Interest expense	(17,645)	(10,817)	(46,202)	(32,567)
Other (expense) income, net	(416)	2,250	3,099	7,777
Total other expense, net	(18,061)	(8,567)	(43,103)	(24,790)
(Loss) income from continuing operations before income taxes	(831)	(3,544)	17,946	(56,604)
Income tax expense (Note 13)	(210)	(695)	(4,647)	(1,075)
Net (loss) income	(1,041)	(4,239)	13,299	(57,679)
Less - Loss (income) attributable to non-controlling interests	5,148	(265)	(4,481)	3,118
Net income (loss) attributable to Summit Hotel Properties, Inc. before preferred dividends and distributions	4,107	(4,504)	8,818	(54,561)
Less - Distributions and accretion of redeemable non-controlling interests	(656)	—	(1,866)	—
Less - Preferred dividends	(3,968)	(3,750)	(11,906)	(11,168)
Premium on redemption of preferred stock	—	(2,710)	—	(2,710)
Net loss attributable to common stockholders	$(517)	$(10,964)	$(4,954)	$(68,439)

Loss per share:
Basic	$—	$(0.10)	$(0.05)	$(0.66)
Diluted	$—	$(0.10)	$(0.05)	$(0.66)
Weighted average common shares outstanding:
Basic	105,232	104,548	105,110	104,441
Diluted	105,232	104,548	105,110	104,441

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(1,041)	$(4,239)	$13,299	$(57,679)
Other comprehensive income, net of tax:
Changes in fair value of derivative financial instruments	16,707	2,265	33,716	9,830
Comprehensive income (loss)	15,666	(1,974)	47,015	(47,849)
Comprehensive loss (income) attributable to non-controlling interests	2,974	(267)	(7,025)	3,104
Comprehensive income (loss) attributable to Summit Hotel Properties, Inc.	18,640	(2,241)	39,990	(44,745)
Distributions and accretion on redeemable non-controlling interests	(656)	—	(1,866)	—
Preferred dividends	(3,968)	(3,750)	(11,906)	(11,168)
Premium on redemption of preferred stock	—	(2,710)	—	(2,710)
Comprehensive income (loss) attributable to common stockholders	$14,016	$(8,701)	$26,218	$(58,623)

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Three Months Ended September 30, 2022 and 2021
(Unaudited)
(in thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Distributions	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2022	$50,223	10,400,000	$104	106,894,011	$1,069	$1,229,660	$1,000	$(267,158)	$964,675	$470,391	$1,435,066
Adjustment of redeemable non-controlling interests to redemption value	656	—	—	—	—	—	—	(656)	(656)	—	(656)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	20	20
Common stock redemption of common units	—	—	—	5,000	1	49	—	—	50	(50)	—
Common dividends and distributions	—	—	—	—	—	—	—	(4,276)	(4,276)	(639)	(4,915)
Preferred dividends and distributions	(656)	—	—	—	—	—	—	(3,968)	(3,968)	—	(3,968)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(11,270)	(11,270)
Equity-based compensation	—	—	—	(5,099)	(1)	1,231	—	—	1,230	—	1,230
Other	—	—	—	—	—	(92)	—	—	(92)	(41)	(133)
Other comprehensive income	—	—	—	—	—	—	14,533	—	14,533	2,174	16,707
Net income (loss)	—	—	—	—	—	—	—	4,107	4,107	(5,148)	(1,041)
Balance at September 30, 2022	$50,223	10,400,000	$104	106,893,912	$1,069	$1,230,848	$15,533	$(271,951)	$975,603	$455,437	$1,431,040

Balance at June 30, 2021	$—	9,400,000	$94	106,416,315	$1,064	$1,195,002	$(23,161)	$(236,400)	$936,599	$129,123	$1,065,722
Net proceeds from sale of preferred stock	—	4,000,000	40	—	—	96,577	—	—	96,617	—	96,617
Common stock redemption of common units	—	—	—	29,445	—	217	(27)	—	190	(190)	—
Contribution by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	16,000	16,000
Redemption of preferred stock	—	(3,000,000)	(30)	—	—	(72,260)	—	(2,710)	(75,000)	—	(75,000)
Preferred dividends	—	—	—	—	—	—	—	(3,750)	(3,750)	—	(3,750)
Equity-based compensation	—	—	—	—	—	1,890	—	—	1,890	2	1,892
Other comprehensive income	—	—	—	—	—	—	2,263	—	2,263	2	2,265
Net loss	—	—	—	—	—	—	—	(4,504)	(4,504)	265	(4,239)
Balance at September 30, 2021	$—	10,400,000	$104	106,445,760	$1,064	$1,221,426	$(20,925)	$(247,364)	$954,305	$145,202	$1,099,507

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)
(in thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Distributions	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2021	$—	10,400,000	$104	106,337,724	$1,063	$1,225,184	$(15,639)	$(262,639)	$948,073	$159,119	$1,107,192
Redeemable non-controlling interests in operating partnership issued for the acquisition of a portfolio of hotel properties	50,000	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable non-controlling interests to redemption value	1,866	—	—	—	—	—	—	(1,866)	(1,866)	—	(1,866)
Non-controlling interests in operating partnership issued for the acquisition of a portfolio of hotel properties	—	—	—	—	—	—	—	—	—	157,513	157,513
Sale of non-controlling interests in joint venture	—	—	—	—	—	—	—	—	—	674	674
Contributions by non-controlling interest in joint venture	—	—	—	—	—	1,218	—	—	1,218	209,822	211,040
Common stock redemption of common units	—	—	—	5,000	1	49	—	—	50	(50)	—
Common dividends and distributions	—	—	—	—	—	—	—	(4,358)	(4,358)	(639)	(4,997)
Preferred dividends and distributions	(1,643)	—	—	—	—	—	—	(11,906)	(11,906)	(83)	(11,989)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(77,903)	(77,903)
Equity-based compensation	—	—	—	811,988	7	7,063	—	—	7,070	—	7,070
Shares acquired for employee withholding requirements	—	—	—	(260,800)	(2)	(2,453)	—	—	(2,455)	—	(2,455)
Other	—	—	—	—	—	(213)	—	—	(213)	(41)	(254)
Other comprehensive income	—	—	—	—	—	—	31,172	—	31,172	2,544	33,716
Net income	—	—	—	—	—	—	—	8,818	8,818	4,481	13,299
Balance at September 30, 2022	$50,223	10,400,000	$104	106,893,912	$1,069	$1,230,848	$15,533	$(271,951)	$975,603	$455,437	$1,431,040

Balance at December 31, 2020	$—	9,400,000	$94	105,708,787	$1,057	$1,197,320	$(30,716)	$(179,013)	$988,742	$63,321	$1,052,063
Net proceeds from sale of preferred stock	—	4,000,000	40	—	—	96,577	—	—	96,617	—	96,617
Common stock redemption of common units	—	—	—	31,945	—	232	(25)	—	207	(207)	—
Purchase of capped call options	—	—	—	—	—	(21,131)	—	—	(21,131)	—	(21,131)
Contribution by non-controlling interest in joint venture	—	—	—	—	—	16,444	—	—	16,444	85,229	101,673
Redemption of preferred stock	—	(3,000,000)	(30)	—	—	(72,260)	—	(2,710)	(75,000)	—	(75,000)
Preferred dividends	—	—	—	—	—	—	—	(11,080)	(11,080)	(45)	(11,125)
Equity-based compensation	—	—	—	860,633	9	5,844	—	—	5,853	8	5,861
Shares acquired for employee withholding requirements	—	—	—	(155,605)	(2)	(1,600)	—	—	(1,602)	—	(1,602)
Other comprehensive income	—	—	—	—	—	—	9,816	—	9,816	14	9,830
Net loss	—	—	—	—	—	—	—	(54,561)	(54,561)	(3,118)	(57,679)
Balance at September 30, 2021	$—	10,400,000	$104	106,445,760	$1,064	$1,221,426	$(20,925)	$(247,364)	$954,305	$145,202	$1,099,507

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$13,299	$(57,679)
Adjustments to reconcile net income to net cash provided by operating activities:		0
Depreciation and amortization	112,462	79,776
Deferred finance cost amortization	4,238	3,239
Loss on impairment of assets	—	4,361
Recoveries of credit losses	(1,100)	(2,632)
Equity-based compensation	7,070	5,861
Gain on disposal of assets	(20,479)	(81)
Non-cash interest income	(113)	(779)
Debt transaction costs	1,166	160
Other	303	326
Changes in operating assets and liabilities:	0	0
Trade receivables, net	(9,755)	(2,434)
Prepaid expenses and other	(4,828)	3,130
Accounts payable	(244)	2,051
Accrued expenses	33,662	14,990
NET CASH PROVIDED BY OPERATING ACTIVITIES	135,681	50,289
INVESTING ACTIVITIES
Acquisitions of hotel and other properties	(281,074)	(33,170)
Improvements and additions to hotel properties	(48,772)	(10,659)
Proceeds from asset dispositions, net of closing costs	73,758	—
Escrow deposits for acquisitions	—	(635)
Funding of real estate loans	(2,167)	(7,416)
Repayments of real estate loans	850	—
NET CASH USED IN INVESTING ACTIVITIES	(257,405)	(51,880)
FINANCING ACTIVITIES
Proceeds from issuance of debt	486,500	318,500
Principal payments on debt	(468,874)	(350,916)
Proceeds from the sale of non-controlling interests	674	—
Purchases of capped calls for convertible senior notes	—	(21,131)
Redemption of preferred shares	—	(75,000)
Proceeds from equity offerings, net of issuance costs	—	96,617
Financing fees on debt and other issuance costs	(7,203)	(9,062)
Common dividends paid	(5,174)	—
Preferred dividends	(13,632)	(11,213)
Contributions by joint venture partner to acquire a portfolio of hotels	204,092	101,673
Distributions to joint venture partner	(77,903)	—
Repurchase of common shares for withholding requirements	(2,455)	(1,602)
NET CASH PROVIDED BY FINANCING ACTIVITIES	116,025	47,866
Net change in cash, cash equivalents and restricted cash	(5,699)	46,275
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	96,944	38,896
End of period	$91,245	$85,171

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

We primarily focus on owning premium-branded hotel properties with efficient operating models primarily in the Upscale segment of the lodging industry. At September 30, 2022, our portfolio consisted of 102 hotel properties with a total of 15,323 guestrooms located in 24 states. As of September 30, 2022, we own 100% of the outstanding equity interests in 61 of our 102 hotel properties. We own a 51% controlling interest in 39 hotel properties through a joint venture that was formed in July 2019 with GIC (the “GIC Joint Venture”), Singapore’s sovereign wealth fund. We also own a 90% controlling interest in two hotel properties that we acquired in June 2022 through another joint venture (the "Brickell Joint Venture").

We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. To qualify as a REIT, we cannot operate or manage our hotel properties. Accordingly, all of our hotel properties are leased to our taxable REIT subsidiaries (“TRS Lessees”).

In January and March 2022, the Operating Partnership and the GIC Joint Venture closed on a transaction with NewcrestImage Holdings, LLC, a Delaware limited liability company, and NewcrestImage Holdings II, LLC, a Delaware limited liability company (together, “NewcrestImage”), to purchase from NewcrestImage a portfolio of 27 hotel properties, containing an aggregate of 3,709 guestrooms, and two parking structures, containing 1,002 spaces and various financial incentives for an aggregate purchase price of $822.0 million (the "NCI Transaction"). In June 2022, the Operating Partnership exercised an option to acquire a 90% equity interest in the AC Hotel by Marriott and Element Miami Brickell Hotel in Miami, FL. (together the "AC/Element Hotel") based on a gross hotel option exercise price of $89.0 million (the "Brickell Transaction"). See "Note 3 - Investment in Hotel Properties, net" for further information.

Risks and Uncertainties

Beginning in March 2020, we experienced the negative effects of the novel coronavirus, designated as COVID-19
(“COVID-19”) and its variants (collectively, the "Pandemic"), which had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline in all forms of travel, both domestic and international, and a significant decline in hotel demand. As such, we experienced a substantial decline in our revenues, profitability and cash flows from operations during the years ended December 31, 2020 and 2021. Additionally, there has been a sharp increase in inflation and interest rates during the nine months ended September 30, 2022. The extended effects of the Pandemic and macroeconomic conditions may result in additional risks and uncertainties related to our business and our ability to recover to pre-Pandemic levels and beyond.

During the three and nine months ended September 30, 2022, we experienced significant improvement in our business, driven primarily by leisure travel and to a lesser extent modest improvement in other demand segments, including corporate and group. We anticipate that continued improvement in operating trends will be dependent on continued strength in leisure travel and a recovery of business travel. More broadly, continued growth in operating results is dependent upon a continuation in the recovery of travel, further dissipation of concerns related to the Pandemic, geopolitical stability, moderating inflation, a normalized labor market, and maintaining a high-quality portfolio aligned with evolving guest preferences.

For additional information related to the effects of the Pandemic on our business, please see our Annual Report on Form 10-K for the year ended December 31, 2021.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenues and expenses in the reporting period. Actual results could differ from those estimates. As interim statements, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and nine months ended September 30, 2022 may not be indicative of the results that may be expected for the full year of 2022. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Trade Receivables and Credit Policies

We grant credit to qualified customers, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of hotel guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables also include credit and debit card transactions that are in the process of being settled. Trade receivables are stated at the amount billed to the customer and do not accrue interest. We regularly review the collectability of our trade receivables. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.1 million at September 30, 2022 and $0.2 million at December 31, 2021. Bad debt expense was $0.1 million for both the three months ended September 30, 2022 and 2021, and $0.2 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Earnings Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. We apply the two-class method of computing earnings (loss) per share, which requires the calculation of separate earnings (loss) per share amounts for participating securities. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. Any anti-dilutive securities are excluded from the basic per-share calculation.

Diluted EPS is computed by dividing net income (loss) available to common stockholders, as adjusted for dilutive securities, by the weighted-average number of common shares outstanding plus dilutive securities. Any anti-dilutive securities are excluded from the diluted per-share calculation.

Basic and diluted loss per share for the three and nine month periods ended September 30, 2022 and 2021 are calculated as Net loss attributable to common stockholders for each respective period divided by weighted average common shares outstanding for each respective period as all other securities are antidilutive. Potentially dilutive shares include unvested restricted share grants, unvested performance share grants, common shares issuable upon conversion of convertible debt and common shares issuable upon conversion of Common Units of our Operating Partnership.

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

New Accounting Standards

In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, Reference Rate Reform (Topic 848). ASU No. 2020-04 contains practical expedients for reference rate reform related activities that affect debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The implementation of ASU No. 2020-04 will not have a material effect on our consolidated financial position or results of operations.

NOTE 3 - INVESTMENT IN HOTEL PROPERTIES, NET

Investment in Hotel Properties, net

Investment in hotel properties, net is as follows (in thousands):

	September 30, 2022	December 31, 2021
Hotel buildings and improvements	$2,849,985	$2,127,782
Land	378,105	323,276
Furniture, fixtures and equipment	259,731	167,245
Construction in progress	44,263	18,321
Intangible assets	39,954	10,834
Real estate development loan (1)	—	27,595
	3,572,038	2,675,053
Less accumulated depreciation	(689,895)	(583,080)
	$2,882,143	$2,091,973

(1) During the year ended December 31, 2019, we executed a mezzanine loan to provide financing of $29.9 million for a mixed-use development project that includes the AC/Element Hotel with 264 guestrooms, retail space, and parking. In connection with the mezzanine loan, we had an option to purchase a 90% equity interest in the AC/Element Hotel (the "Initial Purchase Option") upon completion of construction, which occurred in December 2021. The mezzanine loan was classified as Investment in hotel properties, net in our Condensed Consolidated Balance Sheets at December 31, 2021. See "Note 4 - Investment in Real Estate Loans" for further information. In June 2022, the balance of the mezzanine loan was extinguished with the exercise of the Initial Purchase Option to acquire the AC/Element Hotel as part of the Brickell Transaction described below.

Hotel Property Acquisitions

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

Brickell Transaction

On June 10, 2022, we formed the Brickell Joint Venture (see "Note 9 - Non-controlling Interests and Redeemable Non-controlling Interests") to facilitate the exercise of our Initial Purchase Option to acquire a 90% equity interest in the AC/Element Hotel. The exercise price of the Initial Purchase Option was $89.0 million and was primarily funded with the conversion of the mezzanine loan of $29.9 million to equity, $7.9 million in cash and the assumption of debt.

A summary of the hotel properties acquired during the nine months ended September 30, 2022 is as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Guestrooms	Purchase Price
January 13, 2022	Portfolio of properties - twenty-six hotel properties and two parking garages (1)	Various	3,533	$767,056
March 23, 2022	Canopy Hotels by Hilton (1)	New Orleans, LA	176	56,000
June 10, 2022	AC/Element Hotel (2)	Miami (Brickell), FL	264	94,522
			3,973	$917,578

(1)    On January 13, 2022, we acquired a portfolio of twenty-six hotels and two parking garages for an aggregate purchase price of $767.1 million. The hotels acquired included 21 hotels and two parking garages in Texas, two hotels in Louisiana and three hotels in Oklahoma under the following brands: Marriott (13), Hilton (7), Hyatt (4), and IHG (2). On March 23, 2022, we acquired the Canopy New Orleans upon completion of its construction for a purchase price of $56.0 million.

(2)    The purchase price of the AC/Element Hotel was based on the exercise price of the Initial Purchase Option of $89.0 million. The transaction included the assumption of $47.0 million of debt resulting in a net consideration payment requirement of $42.0 million. We paid 90% of the required net consideration with the conversion of our $29.9 million mezzanine loan into equity and a cash payment of $7.9 million. The carrying amount of our Initial Purchase
Option of $2.8 million is also included in the total amount allocated to the assets acquired. The Brickell Joint Venture partner’s non-controlling interest of $6.9 million represents 10% of the fair value of the net assets on the transaction date, determined by a third-party valuation expert based on discounted forecasted future cash flows of the net assets acquired. We also incurred $0.6 million of transaction costs. The result is a total amount allocated to the assets acquired of $95.1 million plus an intangible asset totaling $2.0 million related to the assumption of the franchises for the hotel properties and a related key money liability.

The allocation of the aggregate purchase prices to the relative fair values of the assets and liabilities acquired for the above asset acquisitions is as follows (in thousands):

Land	$67,175
Hotel buildings and improvements	751,720
Incentives and other intangibles	25,642
Furniture, fixtures and equipment	82,353
Other assets	5,318
Total assets acquired (1)	932,208
Less debt assumed	(382,205)
Less lease liabilities assumed	(5,100)
Less other liabilities	(6,233)
Net assets acquired	$538,670

(1)    The total consideration paid for the acquisitions of $925.8 million includes capitalized transaction costs $3.6 million and deferred financing costs of $4.6 million. Total assets acquired is based on the purchase price of $917.6 million, transaction costs of $3.6 million and intangible assets totaling $11.0 million acquired outside of escrow.
All hotel purchases completed in 2022 were deemed to be the acquisition of assets. Therefore, acquisition costs related to these transactions have been capitalized as part of the recorded amount of the acquired assets.

On July 9, 2021, the Company acquired the 110-guestroom Residence Inn by Marriott in Steamboat Springs, CO for
$33.0 million through its joint venture with GIC, of which the Company owns 51%.

Asset Sales

In May 2022, the GIC Joint Venture completed the sale of a 169-guestroom Hilton Garden Inn San Francisco Airport North in San Francisco, CA for a gross selling price of $75.0 million. The sale of this property resulted in a net gain of $20.5 million to the GIC Joint Venture.

Assets Held for Sale

Assets Held for Sale at September 30, 2022 and December 31, 2021 include a land parcel in Flagstaff, AZ.

Intangible Assets

Intangible assets, net is as follows (in thousands):

	September 30, 2022	December 31, 2021
Indefinite-lived Intangible assets:
Air rights	$10,754	$10,754
Other	80	80
	10,834	10,834
Finite-lived intangible assets:
Tax incentives	19,750	—
Key money	9,370	—
	29,120	—
Intangible assets	39,954	10,834
Less accumulated amortization	(4,104)	—
Intangible assets, net	$35,850	$10,834

We recorded amortization expense related to intangible assets of approximately $1.0 million and $3.0 million for the three and nine months ended September 30, 2022, respectively. We did not record any amortization expense related to intangible assets for the three and nine months ended September 30, 2021.

Future amortization expense related to intangible assets is as follows (in thousands):

2022	$1,083
2023	4,331
2024	4,296
2025	1,625
2026	1,625
Thereafter	12,056
$25,016

During the year ended December 31, 2019, we executed a mezzanine loan to provide financing of $29.9 million for a mixed-use development project that includes the AC/Element Hotel with 264 guestrooms, retail space, and parking. In connection with the mezzanine loan, we had an option to purchase a 90% equity interest in the AC/Element Hotel (the "Initial Purchase Option") upon completion of construction, which occurred in December 2021. The mezzanine loan was classified as Investment in hotel properties, net in our Condensed Consolidated Balance Sheets at December 31, 2021. See "Note 4 - Investment in Real Estate Loans" for further information. In June 2022, the balance of the mezzanine loan was extinguished with the exercise of the Initial Purchase Option to acquire the AC/Element Hotel as part of the Brickell Transaction described below.

NOTE 4 — INVESTMENT IN REAL ESTATE LOANS

Investment in real estate loans, net is as follows (in thousands):

	September 30, 2022	December 31, 2021
Real estate loans	$1,500	$2,350
Allowance for credit losses	(1,250)	(2,350)
	$250	$—

The amortized cost bases of our Investment in real estate loans, net approximate their fair values.

Seller-Financing Loans

On June 29, 2018, we sold the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA for an aggregate selling price of $24.9 million. We provided seller financing totaling $3.6 million on the sale of these properties under two, 3.5 year second mortgage notes with a blended interest rate of 7.38% that are further collateralized by a personal guarantee from the principal of the borrower. During the year ended December 31, 2020, we recorded an allowance for credit losses in an amount equal to the outstanding balance of the loans due to a borrower default caused by the negative effects of the Pandemic. On June 1, 2021, we amended the terms of the seller-financing loans and extended the maturity date of each loan to December 31, 2022. Under the amended loan terms, interest is accruing at a rate of 9.00% monthly, including 5.00% payable in cash and 4.00% paid-in-kind. Semiannual principal payments of $0.3 million began on April 15, 2022.

On September 15, 2022, we received a $0.6 million payment to repay one of the two loans in full. On September 15, 2022, we amended the terms of the seller-financing loans and extended the maturity date of the remaining loan to December 31, 2023. On October 26, 2022, we received a scheduled $0.3 million principal payment from the borrower on the remaining outstanding loan. The outstanding principal of the remaining seller-financing loan as of October 26, 2022 is $1.3 million. The outstanding principal balance of the seller-financing loan continues to be fully reserved pending further consistent performance by the borrower under the modified terms of the loan.

Real Estate Development Loans

During the year ended December 31, 2019, we executed a mezzanine loan to fund up to $28.9 million for a mixed-use development project that includes the AC/Element Hotel, retail space, and parking. In December 2021, we modified the loan agreement to increase our funding commitment by $1.0 million. We completed the funding of our entire $29.9 million commitment during the first half of 2022. The loan was converted to equity in June 2022 upon the exercise of our Initial Purchase Option to acquire a 90% equity interest in the AC/Element Hotel. The loan was recorded as Investment in hotel properties, net on our Consolidated Balance Sheets at December 31, 2021.

NOTE 5 - DEBT

At September 30, 2022, our indebtedness was comprised of borrowings under our 2018 Senior Credit Facility (as defined below), the 2018 Term Loan (as defined below), the GIC Joint Venture Credit Facility (as defined below), the GIC Joint Venture Term Loan (as defined below), the PACE Loan (as defined below), the Brickell Mortgage Loan (as defined below), the Convertible Notes (as defined below), and other indebtedness secured by first priority mortgage liens on various hotel properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 4.54% at September 30, 2022 and 3.35% at December 31, 2021.

Debt, net of debt issuance costs, is as follows (in thousands):

	September 30, 2022	December 31, 2021
Revolving debt	$125,000	$68,500
Term loans	910,000	562,000
Convertible notes	287,500	287,500
Mortgage loans	158,647	163,315
	1,481,147	1,081,315
Unamortized debt issuance costs	(12,806)	(11,518)
Debt, net of debt issuance costs	$1,468,341	$1,069,797

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

	September 30, 2022	Percentage	December 31, 2021	Percentage
Fixed-rate debt (1)	$791,389	53%	$842,858	78%
Variable-rate debt	689,758	47%	238,457	22%
	$1,481,147		$1,081,315

(1) At September 30, 2022, debt related to our wholly-owned properties coupled with our pro rata share of joint venture debt results in fixed-rate debt ratio of approximately 67% of our total pro rata indebtedness when including the effect of interest rate swaps.
Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Convertible notes	$287,500	$241,616	$287,500	$300,384	Level 1 - Market approach
Fixed-rate mortgage loans	103,890	91,476	155,358	155,765	Level 2 - Market approach
	$391,390	$333,092	$442,858	$456,149

At September 30, 2022 and December 31, 2021, we had $400.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value.  Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to "Note 7 - Derivative Financial Instruments and Hedging."

$600 Million Senior Credit and Term Loan Facility

On December 6, 2018, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $600.0 million senior credit facility (the “2018 Senior Credit Facility”) with Deutsche Bank AG New York Branch, as administrative agent, and a syndicate of lenders. The 2018 Senior Credit Facility is comprised of a $400.0 million revolver (the "$400 Million Revolver") and a $200.0 million term loan facility (the “$200 Million Term Loan”). The 2018 Senior Credit Facility has an accordion feature which allows the Company to increase the total commitments by an aggregate of up to $300.0 million. At September 30, 2022, our $200 Million Term Loan was fully funded and our $400 Million Revolver remains fully undrawn. Borrowings under the 2018 Senior Credit Facility are limited by the value of the Unencumbered Assets.

On July 21, 2022, Bank of America, N.A. entered into successor administrative agent documentation to succeed Deutsche Bank AG New York Branch as administrative agent on the 2018 Senior Credit Facility.

Amendments to the 2018 Senior Credit Facility

Between May 2020 and July 2022, the Company entered into several amendments to the 2018 Senior Credit Facility (the “Credit Facility Amendments”). We entered into the most recent amendment to the 2018 Senior Credit Facility on July 21, 2022 (the "Amendment"). Under the Amendment, the requirement that we grant first lien mortgages and assignments of leases on the unencumbered assets upon any advance that would cause the total amount outstanding under the revolving credit facility to exceed $350.0 million was eliminated in its entirety. The Amendment also provides improvements to certain of the key financial covenants including eliminating the minimum liquidity covenant. At September 30, 2022, we had no borrowings outstanding on the $400 Million Revolver.

Under the Amendment, the $400 Million Revolver and $200 Million Term Loan each now have two additional six-month extension options available, subject to certain conditions. The $400 Million Revolver will mature on March 31, 2023 and can be extended to March 31, 2025 at the Company’s option, subject to certain conditions. The $200 Million Term Loan will mature on April 1, 2024, and can be extended to April 1, 2025 at the Company’s option, subject to certain conditions.

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

Term Loans

2018 Term Loan

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $225.0 million term loan (the “2018 Term Loan”) with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documentation, which is fully drawn as of September 30, 2022. The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the maturity date of February 14, 2025, subject to certain conditions.

Amendments to the 2018 Term Loan

Between May 2020 and July 2022, the Company entered into several amendments to the First Amended and Restated Credit Agreement (the “2018 Term Loan Amendments”). The amendments to the 2018 Term Loan are substantially the same as the Credit Facility Amendments described above related to the 2018 Senior Credit Facility. There was no modification to the maturity date of the 2018 Term Loan.

We pay interest on advances at varying rates, based upon, at our option, either (i) daily, 1-, 3-, or 6-month SOFR (subject to a floor of 25 basis points), plus a SOFR adjustment equal to 10 basis points and an applicable margin between 1.35% and 2.15%, depending upon our leverage ratio (as defined in the loan documents). We are required to pay other fees, including customary arrangement and administrative fees. The interest rate at September 30, 2022 was 5.29%, without taking into consideration our interest rate swaps.

Financial and Other Covenants. We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2018 Term Loan. The 2018 Term Loan Amendments provide that certain financial and other covenants under the 2018 Term Loan were waived or adjusted. The waivers and adjustments are the same as under the amendments to the Company’s 2018 Senior Credit Facility. At September 30, 2022, we were in compliance with all financial covenants.

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

2017 Term Loan

On September 26, 2017, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $225.0 million term loan (the "2017 Term Loan") with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documentation. The 2017 Term Loan had an original maturity date of November 2022. In May 2022, we repaid in full the balance of the 2017 Term Loan of $62.0 million with our share of the proceeds from the sale of the 169-guestroom Hilton Garden Inn San Francisco Airport North in San Francisco, CA, along with cash on hand, and formally terminated the facility.

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

The Convertible Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The Convertible Notes will mature on February 15, 2026 (the “Maturity Date”), unless earlier converted, purchased or redeemed. Prior to August 15, 2025, the Convertible Notes will be convertible only upon certain circumstances and during certain periods. On or after August 15, 2025 and through the Maturity Date, holders may convert any of their Convertible Notes into shares of the Company’s common stock, at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day prior to the Maturity Date, unless the Convertible Notes have been previously purchased or redeemed by the Company. The Company recorded coupon interest expense of $1.1 million for each of the three months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, the Company recorded coupon interest expense of $3.2 million and $3.1 million, respectively. The Company incurred debt issuance costs related to the Convertible Notes Offering of $7.6 million of which $0.4 million was amortized for each of the three months ended September 30, 2022 and 2021, and $1.1 million was amortized for each of the nine months ended September 30, 2022 and 2021. Including the amortization of the debt issuance costs, the current effective interest rate on the Convertible Notes was approximately 2.00% for the nine months ended September 30, 2022 and 2021.

The initial conversion rate of the Convertible Notes is 83.4028 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $11.99 per share of common stock based on the 37.5% base conversion premium on the reference price of $8.72 per share. In no event will the conversion rate exceed 114.6788 shares of common stock per $1,000 principal amount of Convertible Notes, subject to certain adjustments defined in the Convertible Notes Offering. Commensurate with the declaration of dividends on our Common Stock and Common Units on August 31, 2022, the conversion rate of the Convertible Notes was adjusted to 83.7764 shares of Common Stock per $1,000 principal amount of Convertible Notes.

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

The effective strike price of the Capped Call Transactions was initially $15.26, which represented a premium of 75.0% over the last reported sale price of our common stock on the New York Stock Exchange on January 7, 2021, and is subject to certain adjustments under the terms of the Capped Call transactions. The current strike price is $15.19 due to the adjustments related to the dividends paid during the third quarter of 2022.

MetaBank Loan

On June 30, 2017, Summit Meta 2017, LLC (“SM-17”), a subsidiary of our Operating Partnership, entered into a $47.6 million secured, non-recourse loan with MetaBank (the "MetaBank Loan"). The MetaBank Loan provides for a fixed interest rate of 4.44%, amortizes over 25 years, and matures on July 1, 2027. The MetaBank Loan is secured by three hotel properties and is subject to a prepayment penalty if prepaid prior to April 1, 2027. In or around December 2021, MetaBank sold the MetaBank Loan to Bayside MB CRE Loans, LLC (“Bayside”). On October 25, 2022, SM-17 received a letter from Bayside’s counsel alleging various events of default under the MetaBank Loan, primarily related to certain non-monetary covenants and further alleging that default interest is accruing as a result. SM-17 disputes that such events of default have occurred and has engaged counsel to evaluate such allegations.

Mortgage Loans

At September 30, 2022 and December 31, 2021, we had mortgage loans totaling $158.6 million and $163.3 million, respectively, that are secured primarily by first mortgage liens on 10 and 16 hotel properties, respectively.

On August 30, 2022, we entered into agreements to fully defease three commercial mortgage-backed securities ("CMBS") mortgage loans totaling $54.9 million by placing into trust an amount sufficient to cover future principal and interest payments. The defeasance resulted in the nine hotel properties that collateralized the three CMBS mortgage loans becoming unencumbered. The defeasance was recorded as an extinguishment of the debt since we have been fully released from liability under the CMBS mortgage loans. As part of the transaction, we incurred transaction costs of $0.6 million that were recorded as debt transaction costs as Other (loss) income, net in our Statement of Operations for the three months ended September 30, 2022. We will no longer be obligated to make future interest payments of approximately $1.3 million between the defeasance date and maturity date, and $20.1 million of restricted cash reserves were returned to us. We also expensed $0.1 million of unamortized deferred financing costs related to the defeased CMBS mortgage loans as debt transaction costs during the three months ended September 30, 2022.

GIC Joint Venture Credit Facility

On October 8, 2019, Summit JV MR 1, LLC (the “Borrower”), as borrower, and Summit Hospitality JV, LP (the “Parent” or "GIC Joint Venture"), as parent of the Borrower, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a $200.0 million credit facility (the “GIC Joint Venture Credit Facility”) with Bank of America, N.A., as administrative agent and sole initial lender, and BofA Securities, Inc., as sole lead arranger and sole bookrunner. The Operating Partnership and the Company are not borrowers or guarantors of the GIC Joint Venture Credit Facility. The GIC Joint Venture Credit Facility is guaranteed by all of the Borrower’s existing and future subsidiaries, subject to certain exceptions.

The GIC Joint Venture Credit Facility is comprised of a $125.0 million revolving credit facility (the “$125 Million Revolver”) and a $75.0 million term loan (the “$75 Million Term Loan”). The GIC Joint Venture Credit Facility has an accordion feature which allows us to increase the total commitments by up to $300.0 million, for aggregate potential borrowings of up to $500.0 million on the GIC Joint Venture Credit Facility. At September 30, 2022, we had $125.0 million outstanding under the $125 Million Revolver.

The $125 Million Revolver and the $75 Million Term Loan will mature on October 8, 2023. Each can be extended for a single twelve-month period at the Borrower's option, subject to certain conditions.

Interest is paid on revolving credit advances at varying rates based upon, at the Borrower's option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a margin of 2.15% for Eurodollar rate advances, or (ii) LIBOR, plus a margin of 2.15% for LIBOR floating rate advances. The interest rate at September 30, 2022 was 5.29%. The applicable margin for a term loan advance shall be five basis points less than revolving credit advances referenced above. The GIC Joint Venture Credit Facility has been amended to accommodate the transition from LIBOR to SOFR, when LIBOR is no longer available. At September 30, 2022, we were in compliance with all financial covenants.

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

Borrowing Base Assets. The GIC Joint Venture Credit Facility is secured primarily by a first priority pledge of the Borrower's equity interests in the subsidiaries that hold 11 assets financed by the facility, and the related TRS entities, which wholly own the TRS Lessees that lease each of the borrowing base assets. There are currently 11 hotel properties deemed borrowing base assets.

GIC Joint Venture Term Loan

In connection with the NCI Transaction, on January 13, 2022, Summit JV MR 2, LLC, Summit JV MR 3, LLC and Summit NCI NOLA BR 184, LLC (each of which is a subsidiary of the GIC Joint Venture, and are collectively, the “Borrowers”), the GIC Joint Venture, as parent guarantor, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a $410.0 million senior secured term loan facility (the “GIC Joint Venture Term Loan”) with Bank of America, N.A., as administrative agent and initial lender, Wells Fargo Bank, National Association, as syndication agent and an initial lender, and BofA Securities, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners.

Neither the Operating Partnership nor the Company are borrowers or guarantors of the GIC Joint Venture Term Loan. The GIC Joint Venture Term Loan is guaranteed by the GIC Joint Venture and all of the Borrowers’ existing and future subsidiaries, subject to certain exceptions.

The GIC Joint Venture Term Loan provides for a $410.0 million term loan and has an accordion feature which permits an increase in the total commitments by up to $190.0 million, for aggregate potential borrowings of up to $600.0 million. The GIC Joint Venture Term Loan will mature on January 13, 2026 and can be extended for one 12-month period at the option of the GIC Joint Venture, subject to certain conditions.

As of September 30, 2022, we had $410.0 million outstanding on the GIC Joint Venture Term Loan bearing interest at a floating rate of SOFR plus 2.86%. The interest rate at September 30, 2022 was 5.91%.

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

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business. In addition, we lease certain owned real estate to third parties. We recorded gross third-party tenant income of $2.4 million and $0.5 million during the three months ended September 30, 2022 and 2021, respectively, and $6.9 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively, which were recorded in Other income in the Condensed Consolidated Statement of Operations.

On January 1, 2019, the Company adopted ASC No. 842, Leases, and recognized right-of-use assets and related liabilities.  The right-of-use assets and related liabilities include renewal options reasonably certain to be exercised.  We base our lease calculations on our estimated incremental borrowing rate. As of September 30, 2022, our weighted average incremental borrowing rate was 4.79%.

During the three months ended September 30, 2022 and 2021, the Company's total operating lease cost was $1.0 million and $0.9 million, respectively, and the operating cash outflow from operating leases was $1.0 million and $0.8 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company's total operating lease cost was $3.0 million and $2.4 million, respectively, and the operating cash outflow from operating leases was $2.8 million and $2.2 million, respectively. As of September 30, 2022, the weighted average operating lease term was 33.5 years.

Operating lease maturities as of September 30, 2022 are as follows (in thousands):

2022	$549
2023	1,942
2024	1,904
2025	1,925
2026	1,959
Thereafter	39,997
Total lease payments (1)	48,276
Less interest	(22,523)
Total	$25,753

(1)Certain payments above include future increases to the minimum fixed rent based on the Consumer Price Index in effect at the initial measurement of the lease balances.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at September 30, 2022 and December 31, 2021 is as follows (dollars in thousands):

				Notional Amount		Fair Value
Contract date	Effective Date	Expiration Date	Average Annual Effective Fixed Rate	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	$100,000	$100,000	$623	$(1,617)
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	100,000	100,000	615	(1,629)
June 11, 2018	September 28, 2018	September 30, 2024	2.87%	75,000	75,000	2,006	(3,831)
June 11, 2018	December 31, 2018	December 31, 2025	2.93%	125,000	125,000	4,395	(8,646)
July 26, 2022	January 31, 2023	January 31, 2027	2.60%	100,000	—	4,533	—
July 26, 2022	January 31, 2023	January 31, 2029	2.56%	100,000	—	5,821	—
				$600,000	$400,000	$17,993	$(15,723)

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

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At September 30, 2022, our six interest rate swaps were in an asset position. At December 31, 2021, all of our interest rate swaps were in a liability position. The substantial change in value related to our interest rate swaps during the first and second quarters of 2022 was due to increases in interest rates. Derivative assets related to our interest rate swaps are recorded in Other assets, and other and derivative liabilities are included in Accrued expenses and other in our Condensed Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Other comprehensive income and are reclassified to Interest expense in our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings. In the next twelve months, we estimate that $6.3 million will be reclassified from Other comprehensive income and recorded as an decrease to Interest expense.

The table below details the location in the financial statements of the realized and unrealized gain or loss related to derivative financial instruments designated as cash flow hedges (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized gain (loss) recorded in Other comprehensive income on derivative financial instruments	$16,536	$(138)	$29,560	$2,743
Loss reclassified from Other comprehensive income to Interest expense	$(171)	$(2,403)	$(4,156)	$(7,087)
Total interest expense in which the effects of cash flow hedges are recorded	$(17,645)	$(10,817)	$(46,202)	$(32,567)

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

On May 9, 2022, the Company and the Operating Partnership entered into an equity distribution agreement (the “Equity Distribution Agreement”) with a group of underwriters as sales agents for the Company, principals and/or, with certain exceptions, forward sellers (collectively the “Managers”) and certain banks as forward purchasers, providing for the offer and sale of shares of the Company’s Common Stock, having a maximum aggregate offering price of up to $200,000,000 through or to the Managers, as the Company’s sales agents or, if applicable, as forward sellers, or directly to the Managers, as principals (the “2022 ATM Program”). To date, we have not sold any shares of our Common Stock under the 2022 ATM Program.

Changes in Common Stock during the nine months ended September 30, 2022 and 2021 were as follows:

	For the Nine Months Ended September 30,
	2022	2021
Beginning common shares outstanding	106,337,724	105,708,787
Common Unit redemptions	5,000	31,945
Grants under the Equity Plan	735,371	860,910
Annual grants to independent directors	84,889	60,546
Performance share and other forfeitures	(8,272)	(60,823)
Shares retained for employee tax withholding requirements	(260,800)	(155,605)
Ending common shares outstanding	106,893,912	106,445,760

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

NOTE 9 - NON-CONTROLLING INTERESTS AND REDEEMABLE NON-CONTROLLING INTERESTS

Non-controlling Interests in Operating Partnership

Pursuant to the limited partnership agreement of our Operating Partnership, the unaffiliated third parties who hold Common Units in our Operating Partnership have the right to cause us to redeem their Common Units in exchange for cash based upon the fair value of an equivalent number of our shares of Common Stock at the time of redemption; however, the Company has the option to redeem Common Units with shares of our Common Stock on a one-for-one basis. The number of shares of our Common Stock issuable upon redemption of Common Units may be adjusted upon the occurrence of certain events such as share dividend payments, share subdivisions or combinations. On January 13, 2022 and March 23, 2022, in connection with the NCI Transaction, the Operating Partnership issued an aggregate of 15,864,674 Common Units as partial consideration for the purchase.

At September 30, 2022 and December 31, 2021, NewcrestImage and other unaffiliated third parties owned 15,984,471 and 124,797 of Common Units of the Operating Partnership, respectively, representing approximately 13% and less than 1% of the Common Units of the Operating Partnership for each period.

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

Non-controlling Interests in Joint Ventures

At September 30, 2022, the Company is a partner with a majority equity interest in two joint ventures as described below. We classify the non-controlling interests in our joint ventures as a component of equity in the Company’s Condensed Consolidated Balance Sheets. The portion of net income (losses) allocated to these non-controlling interests is included on the Company’s Condensed Consolidated Statements of Operations as Net income (losses) attributable to non-controlling interests.

GIC Joint Venture

In July 2019, the Company entered into a joint venture agreement with GIC, Singapore’s sovereign wealth fund, to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the GIC Joint Venture and intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the GIC Joint Venture and will have the potential to earn incentive fees based on the GIC Joint Venture achieving certain return thresholds. As of September 30, 2022, the GIC Joint Venture owns 39 hotel properties containing 5,414 guestrooms in nine states.

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

Redeemable Non-controlling Interests

In connection with the NCI Transaction, Summit Hotel GP, LLC, a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership, on its own behalf as general partner of the Operating Partnership and on behalf of the limited partners of the Operating Partnership, on January 13, 2022, entered into the Tenth Amendment (the “Tenth Amendment”) to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, to provide for the issuance of up to 2,000,000 Series Z Preferred Units. The Series Z Preferred Units rank on a parity with the Operating

Partnership’s Series E and Series F Preferred Units and holders will receive quarterly distributions at a rate of 5.25% per year. From issuance until the tenth anniversary of their issuance, the Series Z Preferred Units will be redeemable at the holder’s request at any time, or in connection with a change of control of the Company, for, at the Company’s election, cash or shares of the Company’s 5.25% Series Z Cumulative Perpetual Preferred Stock (which will be designated and authorized following notice of redemption by holder of the Series Z Preferred Units) on a one-for-one basis. After the fifth anniversary of their issuance, the Company may redeem the Series Z Preferred Units for cash at a redemption amount of $25 per unit. For a 90-day period immediately following both the tenth and the eleventh anniversaries of their issuance or in connection with a change of control of the Company, the Series Z Preferred Units will be redeemable at the holder’s request for cash at a redemption amount of $25 per unit. On January 13, 2022 and March 23, 2022, in connection with the NCI Transaction, the Operating Partnership issued an aggregate of 2,000,000 Series Z Preferred Units as partial consideration for the purchase. At September 30, 2022, the redeemable Series Z Preferred Units issued in connection with the NCI Transaction are recorded as temporary equity and reflected as Redeemable non-controlling interests on our Consolidated Condensed Balance Sheet.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at September 30, 2022 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$17,993	$—	$17,993

	Fair Value Measurements at December 31, 2021 using
	Level 1	Level 2	Level 3	Total
Assets:
Purchase option related to real estate loans (1)	$—	$—	$2,800	$2,800
Liabilities:
Interest rate swaps	—	15,723	—	15,723

(1) The original fair value of the Initial Purchase Option was estimated using the Black-Scholes model. The Initial Purchase Option related to the acquisition of the AC/Element Hotel and did not have a readily determinable fair value at December 31, 2021. As such, the Initial Purchase Option was recorded at historical cost that was estimated using the Black-Scholes model.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Franchise Agreements

We expensed fees related to our franchise agreements of $12.7 million and $7.7 million for the three months ended September 30, 2022 and 2021, respectively, and $35.7 million and $17.7 million for the nine months ended September 30, 2022, and 2021, respectively.

Management Agreements

Our hotel properties operate pursuant to management agreements with various professional third-party management companies. The terms of our management agreements range from month-to-month to twenty-five years with various extension provisions. Each management company receives a base management fee, which is a percentage of total hotel property revenues. In some cases there are also monthly fees for certain services, such as accounting, based on the number of guestrooms. Generally, there are also incentive fees based on attaining certain financial thresholds. Management fee expenses were $4.3 million and $2.9 million for the three months ended September 30, 2022 and 2021, respectively, and $13.1 million and $6.8 million for the nine months ended September 30, 2022, and 2021, respectively.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business. There are currently no pending legal actions that we believe would have a material effect on our financial position or results of operations.

NOTE 12 - EQUITY-BASED COMPENSATION

Our currently outstanding equity-based awards were issued under the Equity Plan which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based awards or incentive awards. Stock options granted may be either incentive stock options or non-qualified stock options. Vesting terms may vary with each grant, and stock option terms are generally five to ten years. At September 30, 2022, we only have outstanding restricted stock awards. All of our outstanding equity-based awards are classified as equity awards.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock award activity under our Equity Plan for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2021	605,470	$9.98	$5,909
Granted	316,643	9.83
Vested	(259,037)	(10.05)
Forfeited	(8,272)	(10.29)
Non-vested at September 30, 2022	654,804	$9.85	$4,400

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

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under the Equity Plan for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2021	1,002,866	$11.92	$9,788
Granted	306,435	12.26
Vested	(302,327)	(12.81)
Non-vested at September 30, 2022	1,006,974	$11.76	$6,767

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

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Time-based restricted stock	$566	$891	$1,806	$2,399
Performance-based restricted stock	665	1,001	4,462	2,879
Director stock	—	—	802	583
	$1,231	$1,892	$7,070	$5,861

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions. During the nine months ended September 30, 2022, we granted a new member of our Board of Directors 3,234 shares of fully vested shares of our Common Stock at $9.94 per share and we granted members of our Board of Directors an aggregate of 81,655 shares of fully vested shares of our Common stock at $9.43 per share.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $9.6 million at September 30, 2022 and will be recorded as follows (in thousands):

	Total	2022	2023	2024	2025
Time-based restricted stock	$4,610	$650	$2,315	$1,435	$210
Performance-based restricted stock	4,994	726	2,559	1,483	226
	$9,604	$1,376	$4,874	$2,918	$436

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

NOTE 13 - INCOME TAXES

As a REIT, we generally will not be subject to corporate-level U.S. federal income tax on ordinary income and capital gains income generated by our REIT activities that we distribute to our stockholders. We are subject to federal and state income taxes on the earnings of our TRS Lessees. In addition, our Operating Partnership is subject to tax in a limited number of local and state jurisdictions.

The Company recorded income tax expense of $0.2 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively. The Company recorded income tax expense of $4.6 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively. There is variation in the quarterly income tax provision (benefit) recorded in the current year as a result of certain provisions of ASC No. 740, Income Taxes. These variations in the income tax expense (benefit) recorded in the interim periods of the current year is the result of variations in quarterly net income (loss) before taxes.

Due to the effects of the Pandemic, certain of our TRS Lessees have incurred operating losses in the past and are expected to be in a cumulative loss for the foreseeable future.  A cumulative loss is significant negative evidence that the realizability of our deferred tax assets at September 30, 2022 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all our deferred tax assets at September 30, 2022.

The Company files tax returns in federal and various state and local jurisdictions. In the normal course of business, we are subject to examination by federal, state, and local jurisdictions where applicable. We had no unrecognized tax benefits at September 30, 2022. We expect no significant changes in unrecognized tax benefits within the next year.

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

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

Supplemental cash flow information for the nine months ended ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30, 2022
	2022	2021

Cash payments for interest	$39,901	$29,384
Accrued acquisitions and improvements to hotel properties	$7,458	$1,777
Cash payments for income taxes, net of refunds	$2,627	$526
Debt assumed to complete acquisition of properties	$382,205	$—
Assumption of leases and other assets and liabilities in connection with the acquisition of a portfolio of properties	$9,206	$—
Conversion of a mezzanine loan to complete acquisition of hotel properties	$29,875	$—
Exercise of purchase option to complete acquisition of hotel properties	$2,800	$—
Non-controlling contribution to complete an acquisition of hotel properties	$6,922	$—
Non-controlling interests in operating partnership issued to complete acquisition of a portfolio of properties	$157,513	$—
Redeemable non-controlling interests in operating partnership issued to complete acquisition of a portfolio of properties	$50,000	$—

NOTE 15 - SUBSEQUENT EVENTS

Dividends

On October 28, 2022, our Board of Directors declared cash dividends of $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock and $0.3671875 per share of 5.875% Series F Cumulative Redeemable Preferred Stock. The Board of Directors also declared on behalf of the Operating Partnership, a cash dividend of $0.328125 per share of the Operating Partnership's unregistered 5.25% Series Z Cumulative Perpetual Preferred Units. Our Board of Directors also declared a quarterly cash dividend of $0.04 per share on our Common Stock and per Common Unit of the Operating Partnership.

These dividends are payable on November 30, 2022 to holders of record as of November 16, 2022.

Acquisition

On October 26, 2022, we completed the acquisition of a 90% equity interest in a joint venture that owns an 11-unit high-end glamping property for $4.5 million in cash based on a gross valuation of $5.0 million, plus additional contingent consideration limited to a maximum of $1.8 million, payable to the seller based on performance of the property for the 12-month period ending July 31, 2023. The transaction also includes the acquisition of a 90% interest in an adjacent 6.4 acre parcel of undeveloped land for an additional $0.7 million, based on a gross valuation of $0.8 million.

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
•potential changes in operations as a result of regulations or changes in brand standards, including changes imposed in connection with, or changes in consumer behavior in response to, the Pandemic;
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
•supply and demand factors in our markets or sub-markets, the effect of alternative accommodations on our business, or a potential recessionary environment.
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

Overview

Summit Hotel Properties, Inc. is a self-managed hotel investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning primarily premium-branded, select-service hotel properties. At September 30, 2022, our portfolio consisted of 102 hotel properties with a total of 15,323 guestrooms located in 24 states. We own our hotel properties in fee simple, except for seven hotel properties which are subject to ground leases or subleases. As of September 30, 2022, we own 100% of the outstanding equity interests in 61 of our 102 hotel properties. We own a 51% controlling interest in 39 hotel properties through a joint venture that was formed in July 2019 with GIC (the “GIC Joint Venture”), Singapore’s sovereign wealth fund. We also own a 90% controlling interest in two hotel properties that we acquired in June 2022 through another joint venture (the "Brickell Joint Venture"). Our hotel properties are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions.

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

Our typical hotel property management agreement requires us to pay a base fee to our hotel property manager calculated as a percentage of hotel property revenues.  In addition, our hotel property management agreements generally provide that the hotel property manager can earn an incentive fee for revenue or Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") over certain thresholds or based on a return over our required preferred return.  Our TRS Lessees may employ other hotel property managers in the future.  We do not, and will not have any ownership or economic interest in any of the hotel property management companies engaged by our TRS Lessees.

Our revenues are derived from hotel property operations and consist of room revenue, food and beverage revenue and other hotel property operations revenue. Revenues from our other hotel property operations consist of ancillary revenues related to meeting rooms and other customer services provided at certain of our hotel properties.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of lodging demand include changes in gross domestic product, corporate profits, capital investments, employment and more recently, travel-related health and safety restrictions and concerns. Volatility in the economy and risks arising from global and domestic political or economic conditions may cause slowing economic growth, which would have an adverse effect on lodging demand. The global and U.S. economies, and the travel and lodging industries, experienced a significant downturn as a result of the Pandemic during the years ended December 31, 2020 and 2021. During the three and nine months ended September 30, 2022, we have experienced a significant recovery in hotel demand driven primarily by leisure travelers. Corporate and group demand remain below historical levels and are recovering more slowly; however, we have recently begun to experience an increase in demand related to these segments as return to work trends continue to accelerate and travel restrictions are reduced or eliminated.

We monitor emerging guest preferences, and we may adjust our capital allocation strategy to address investment opportunities that are attractive to our stakeholders. On October 26, 2022, we completed the acquisition of a 90% equity interest in a joint venture that owns an 11-unit high-end glamping property (see "Note 15 – Subsequent Events" to our Condensed Consolidated Financial Statements). This emerging market segment generates above-average RevPAR and operates with an efficient labor-light operating model that is expected to result in higher property-level margins and stabilized yields on invested capital.

Effects of the Pandemic on Our Business

Beginning in March 2020, we experienced the negative effects of the Pandemic, which had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline in all forms of travel, both domestic and international, and a significant decline in hotel demand. As such, we experienced a substantial decline in our revenues, profitability and cash flows from operations during the years ended December 31, 2020 and 2021. Additionally, there has been a sharp increase in inflation and interest rates during the nine months ended September 30, 2022. The extended effects of the Pandemic and macroeconomic conditions may result in additional risk and uncertainties related to our business and our ability to recover to pre-Pandemic levels.

During the three and nine months ended September 30, 2022, we experienced significant improvement in our business, driven primarily by leisure travel, and to a lesser extent, modest improvement in other demand segments, including corporate and group. We anticipate that continued improvement in operating trends will be dependent on continued strength in leisure travel and a recovery of business travel. More broadly, a return to normalized levels of operations is dependent upon a continuation in the recovery of our business, further dissipation of concerns related to the Pandemic, geopolitical stability, moderating inflation and maintaining a high-quality portfolio aligned with evolving guest preferences.

For additional information related to the effects of the Pandemic on our business, please see our Annual Report on Form 10-K for the year ended December 31, 2021.

Forward-looking Information and Use of Estimates

Our full recovery from the effects of the Pandemic will depend on future developments, such as the rate at which normal economic conditions, operations, and the demand for lodging resume, and the magnitude of the recessionary conditions in any of our markets. While the potential magnitude and duration of the business and economic effects of the Pandemic are uncertain, we believe that the recovery in our business that began during 2020 and has continued through the three and nine months ended September 30, 2022 will continue through the remainder of 2022. We believe that a recovery in business conditions resulting in positive operating cash flows, together with cash on hand, and the current availability under our credit facilities, will provide sufficient liquidity to fund operations for at least the next twelve months. There can be no assurance that the assumptions used to evaluate the carrying amounts of our assets or to estimate our liquidity requirements will be correct. For additional information please see Item 1A. Risk Factors.

Our Hotel Property Portfolio

At September 30, 2022, our portfolio consisted of 102 hotel properties with a total of 15,323 guestrooms. According to current chain scales as defined by STR, Inc., six of our hotel properties with a total of 953 guestrooms are categorized as Upper-upscale hotels, 81 of our hotel properties with a total of 12,279 guestrooms are categorized as Upscale hotels and 15 of our hotel properties with a total of 2,091 guestrooms are categorized as Upper-midscale hotels. Information about our hotel properties as of September 30, 2022 is as follows:

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

On June 10, 2022, we exercised a purchase option (the "Initial Purchase Option") to acquire a 90% equity interest in the AC/Element Hotel (as defined in "Note 3 - Investments in Hotel Properties, net" of the accompanying Condensed Consolidated Financial Statements). The exercise price of the Initial Purchase Option was based on a gross hotel option exercise price of $89.0 million. The exercise price was funded with the conversion of the mezzanine loan for the development of the AC/Element Hotel of $29.9 million and a cash payment of $7.9 million at closing (the "Brickell Transaction").

In May 2022, the GIC Joint Venture completed the sale of a 169-guestroom Hilton Garden Inn San Francisco Airport North in San Francisco, CA for a gross selling price of $75.0 million. The sale of this property resulted in a net gain of $20.5 million to the GIC Joint Venture during the three months ended September 30, 2022.

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

Comparison of the Three Months Ended September 30, 2022 with the Three Months Ended September 30, 2021

The following table contains key operating metrics for our total portfolio for the three months ended September 30, 2022 compared with the three months ended September 30, 2021 (dollars in thousands, except ADR and RevPAR).

	For the Three Months Ended September 30,				Quarter-over-Quarter		Quarter-over-Quarter
	2022		2021		Dollar Change		Percentage Change
	Total Portfolio (102 hotels)	Same-Store Portfolio (71 hotels)	Total Portfolio (73 hotels)	Same-Store Portfolio (71 hotels)	Total Portfolio (102/73 hotels)	Same-Store Portfolio (71 hotels)	Total Portfolio (102/73 hotels)	Same-Store Portfolio (71 hotels)
Revenues:
Room	$160,133	$124,001	$102,521	$99,895	$57,612	$24,106	56.2%	24.1%
Food and beverage	8,854	3,965	2,097	2,023	6,757	1,942	322.2%	96.0%
Other	9,265	6,888	6,068	5,943	3,197	945	52.7%	15.9%
Total	$178,252	$134,854	$110,686	$107,861	$67,566	$26,993	61.0%	25.0%

Expenses:
Room	$37,525	$28,624	$22,186	$21,656	$15,339	$6,968	69.1%	32.2%
Food and beverage	7,060	3,110	1,476	1,404	5,584	1,706	378.3%	121.5%
Other hotel operating expenses	54,883	41,508	34,713	33,870	20,170	7,638	58.1%	22.6%
Total	$99,468	$73,242	$58,375	$56,930	$41,093	$16,312	70.4%	28.7%

Operational Statistics:
Occupancy	71.7%	73.7%	68.7%	68.5%	n/a	n/a	4.4%	7.6%
ADR	$158.39	$164.46	$142.52	$142.55	$15.87	$21.91	11.1%	15.4%
RevPAR	$113.59	$121.21	$97.85	$97.65	$15.74	$23.56	16.1%	24.1%

Changes from the three months ended September 30, 2022 compared with the three months ended September 30, 2021 were due to the following:

•Revenues and RevPAR. The increase in total revenues and RevPAR for our total portfolio during the third quarter of 2022 compared to the third quarter of 2021 was due to continued strength in leisure travel as well improving corporate and group demand resulting in steady improvement in both weekend and weekday results. Additionally, revenues increased due to the NCI Transaction and the Brickell Transaction, which significantly expanded the size of our portfolio. Our increased exposure to the Sunbelt, focused revenue management, and property management initiatives related to the portfolio acquired in the NCI Transaction also contributed to significant revenue growth during the period. On a same store basis, the improvements in our business resulted in an increase of approximately 7.6% in occupancy and 15.4% in average daily rate in the third quarter of 2022, which resulted in an 24.1% increase in same-store RevPAR. For the total portfolio, we experienced an increase of approximately 4.4% in our occupancy and an increase of 11.1% in average daily rate in the third quarter of 2022 in comparison to the third quarter of 2021. This resulted in an increase in RevPAR of 16.1% over the same period in the prior year. See "Industry Trends and Outlook - Effects of the Pandemic on Our Business" for further information.

•Room Expenses. The increase in room expenses for both our total and the same-store portfolio is highly correlated to the increase in room revenues driven by increasing occupancy across our portfolio. Room expenses increased at a higher rate than room revenues due to increasing labor costs driven by higher wage rates and the use of more costly contract labor as staffing has increased to meet room demand. Additionally, room costs for the total portfolio increased due to the NCI Transaction and the Brickell Transaction, which significantly expanded the size of our portfolio.

•Food and beverage Revenues and Expenses. Total and same-store food and beverage revenues increased during the quarter ended September 30, 2022 as a result of an increase in occupancy across our portfolio and the NCI Transaction and the Brickell Transaction. The Brickell Transaction included the acquisition of a rooftop bar which has meaningfully increased food and beverage revenues during the three months ended September 30, 2022. Food and beverage expenses increased at a higher rate than food and beverage revenues due to an expansion in food and beverage product offerings compared to our offerings during the Pandemic and increased staffing costs.

•Other hotel operating Revenues and Expenses. The increase in other hotel operating revenues and expenses in both our total and same-store portfolios was driven by an increase in occupancy during the third quarter of 2022 and the NCI Transaction.

The following table includes other consolidated income and expenses for the three months ended September 30, 2022 compared with the three months ended September 30, 2021 (dollars in thousands).

	For the Three Months Ended September 30,
	2022	2021	Dollar Change	Percentage Change
Property taxes, insurance and other	$13,373	$10,679	$2,694	25.2%
Management fees	4,308	2,888	1,420	49.2%
Depreciation and amortization	38,130	25,893	12,237	47.3%
Corporate general and administrative	6,532	6,099	433	7.1%
Hotel acquisition and transaction costs	56	—	56	nm(1)
Recoveries of credit losses	(850)	(2,632)	1,782	(67.7)%
Loss on impairment and write-off of assets	—	4,361	(4,361)	nm(1)
Loss on disposal of assets, net	(5)	—	(5)	nm(1)
Interest expense	17,645	10,817	6,828	63.1%
Other (loss) income, net	(416)	2,250	(2,666)	(118.5)%
Income tax expense	210	695	(485)	(69.8)%

(1)Not meaningful.

Changes from the three months ended September 30, 2022 compared with the three months ended September 30, 2021 were due to the following:

•Property Taxes, Insurance and Other. The increase in Property taxes, insurance and other is primarily due to the NCI Transaction, which significantly expanded the size of our portfolio. The higher property taxes due to an increase in the number of hotel properties in our portfolio during the three months ended September 30, 2022 was partially offset by property tax reductions that we have generated through our property tax appeal efforts to reduce the assessed values of our hotel properties for property tax purposes based on the lower operating performance that we experienced during the Pandemic.

•Management Fees. The increase in Management fees during the current period is primarily due to increased consolidated revenues as our business has experienced a steady improvement in performance during the three months ended September 30, 2022 and due to the NCI Transaction, which significantly expanded the size of our portfolio.

•Depreciation and Amortization. The increase in Depreciation and amortization is primarily due to the NCI Transaction, which significantly expanded the size of our portfolio resulting in a substantial increase the our depreciable assets during the first quarter of 2022. Additionally, we have increased renovation activities at our hotel properties as our operating performance has improved.

•Corporate General and Administrative. The increase in Corporate, general and administrative expenses during the current period is primarily due to increased corporate staffing to support the growth in the business primarily driven by almost $1.0 billion in acquisitions during the nine months ended September 30, 2022, higher incentive and other compensation costs, and higher legal costs.

•Recoveries of Credit Losses. Recoveries of credit losses for the three months ended September 30, 2022 were related to principal payments received related to our seller-financing loans, which are fully reserved. Recoveries of credit losses for the three months ended September 30, 2021 were related to the repayment in full of two mezzanine loans receivable, which resulted in us reversing a $2.6 million allowance for credit losses related to the mezzanine loans.

•Loss on Impairment and Write-off of Assets. The loss on impairment and write-off of assets during the three months ended September 30, 2021 relates to the repayment in full of two mezzanine loans, which resulted in us foregoing the exercise of certain purchase options related to the underlying hotel development projects. As a result, we recorded a write-off of the carrying amounts of the purchase options at September 30, 2021 totaling $4.4 million.

•Interest Expense. Interest expense increased as a result of the additional debt outstanding during the third quarter of 2022 related to the NCI Transaction, the Brickell Transaction, and higher base rates on our floating rate debt that is not hedged.

•Other (Loss) Income, net. Other (loss) income, net was a $0.4 million net loss during the third quarter of 2022 compared to $2.3 million net income during the third quarter of 2021 as a result of a reduction in interest income during the period due to the repayment in full of several mezzanine loans totaling approximately $25.8 million during the fourth quarter of 2021 and approximately $1.1 million of debt defeasance costs and $0.8 million of casualty losses incurred during the third quarter of 2022 offset by the realization of approximately $0.6 million of tax incentives related to the NCI Transaction during the quarter ended September 30, 2022.

•Income Tax Expense. The Company recorded a $0.2 million income tax expense during the three months ended September 30, 2022, which represents a decrease of $0.5 million when compared to the same period in the previous year. As discussed in "Note 13 – Income Taxes", as a REIT, we generally are not subject to corporate-level U.S. federal income tax on ordinary income and capital gains income generated by our REIT activities that we distribute to our stockholders. We are subject to federal and state income taxes on the earnings of our TRS lessees. In addition, our Operating Partnership is subject to tax in a limited number of local and state jurisdictions. Seasonality in quarterly net income, and changes in the forecasted earnings causes variability in the income tax recorded in each quarter.

Comparison of the Nine months ended September 30, 2022 with the Nine months ended September 30, 2021

The following table contains key operating metrics for our total portfolio for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021 (dollars in thousands, except ADR and RevPAR).

	Nine Months Ended September 30,
	2022		2021		Dollar Change		Percentage Change
	Total Portfolio (102 hotels)	Same-Store Portfolio (71 hotels)	Total Portfolio (73 hotels)	Same-Store Portfolio (71 hotels)	Total Portfolio (102/73 hotels)	Same-Store Portfolio (71 hotels)	Total Portfolio (102/73 hotels)	Same-Store Portfolio (71 hotels)
Revenues:
Room	$455,747	$351,871	$235,761	$231,987	$219,986	$119,884	93.3%	51.7%
Food and beverage	22,180	10,666	4,656	4,555	17,524	6,111	376.4%	134.1%
Other	25,442	18,894	14,647	14,378	10,795	4,516	73.7%	31.4%
Total	$503,369	$381,431	$255,064	$250,920	$248,305	$130,511	97.4%	52.0%

Expenses:
Room	$101,718	$78,032	$52,320	$51,465	$49,398	$26,567	94.4%	51.6%
Food and beverage	17,187	8,013	3,000	2,907	14,187	5,106	472.9%	175.7%
Other hotel operating expenses	154,871	117,365	88,672	87,206	66,199	30,159	74.7%	34.6%
Total	$273,776	$203,410	$143,992	$141,578	$129,784	$61,832	90.1%	43.7%

Operational Statistics:
Occupancy	70.1%	70.8%	61.4%	61.5%	n/a	n/a	14.2%	15.2%
ADR	$158.28	$163.66	$124.28	$124.34	$34.00	$39.32	27.4%	31.6%
RevPAR	$110.99	$115.91	$76.28	$76.42	$34.71	$39.49	45.5%	51.7%

Changes from the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021 were due to the following:

•Revenues and RevPAR. The increase in total revenues and RevPAR for our total portfolio for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was due to continued strength in leisure travel as well as improving corporate and group demand resulting in steady improvement in both weekend and weekday results. Additionally, revenues increased due to the NCI Transaction and the Brickell Transaction which significantly expanded the size of our portfolio. Our increased exposure to the Sunbelt, focused revenue management, and property management initiatives related to the portfolio acquired in the NCI Transaction also contributed to significant revenue growth during the period. On a same store basis, the improvements in our business resulted in an increase of approximately 15.2% in occupancy and 31.6% in average daily rate during the nine months ended September 30, 2022, which resulted in an 51.7% increase in same-store RevPAR. For the total portfolio, we experienced an increase of approximately 14.2% in our occupancy and an increase of 27.4% in average daily rate during the nine months ended September 30, 2022. This resulted in an increase in RevPAR of 45.5% over the same period in the prior year. See "Industry Trends and Outlook - Effects of the Pandemic on Our Business" for further information.

•Room Expenses. The increase in room expenses for both our total and the same-store portfolio is highly correlated to the increase in room revenues driven by increasing occupancy across our portfolio. Room expenses increased at approximately the same rate as room revenues due to increases in our average daily rates, offset by increasing labor costs driven by higher wage rates and the use of more costly contract labor as staffing has increased to meet room demand. Additionally, room costs for the total portfolio increased due to the NCI Transaction and the Brickell Transaction, which significantly expanded the size of our portfolio.

•Food and beverage Revenues and Expenses. Total and same-store food and beverage revenues increased during the nine months ended September 30, 2022 as a result of an increase in occupancy across our portfolio and the NCI Transaction and Brickell Transaction. The Brickell Transaction included the acquisition of a rooftop bar which has meaningfully increased food and beverage revenues during the nine months ended September 30, 2022. Food and beverage expenses increased at a higher rate than food and beverage revenues due to an expansion in food and beverage product offerings compared to our offerings during the Pandemic and increased staffing costs.

•Other hotel operating Revenues and Expenses. The increase in other hotel operating revenues and expenses in both our total and same-store portfolios was driven by an increase in occupancy during the nine months ended September 30, 2022 and the NCI Transaction.

The following table includes other consolidated income and expenses for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021 (dollars in thousands).

	For the Nine Months Ended September 30,
	2022	2021	Dollar Change	Percentage Change
Property taxes, insurance and other	$40,036	$32,573	$7,463	22.9%
Management fees	13,145	6,757	6,388	94.5%
Depreciation and amortization	112,462	79,776	32,686	41.0%
Corporate general and administrative	23,743	18,283	5,460	29.9%
Hotel acquisition and transaction costs	737	3,849	(3,112)	(80.9)%
Recoveries of credit losses	(1,100)	(2,632)	1,532	(58.2)%
Loss on impairment and write-off of assets	—	4,361	(4,361)	nm(1)
Gain on disposal of assets, net	20,479	81	20,398	nm(1)
Interest expense	46,202	32,567	13,635	41.9%
Other income, net	3,099	7,777	(4,678)	(60.2)%
Income tax expense	4,647	1,075	3,572	332.3%

(1)Not meaningful.

Changes from the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021 were due to the following:

•Property Taxes, Insurance and Other. The increase in Property taxes, insurance and other is primarily due to the NCI Transaction and the Brickell Transaction which significantly expanded the size of our portfolio. The higher property taxes due to an increase in the number of hotel properties in our portfolio during the nine months ended September 30, 2022 was partially offset by property tax reductions that we have generated through our property tax appeal efforts to reduce the assessed values of our hotel properties for property tax purposes based on the lower operating performance that we experienced during the Pandemic.

•Management Fees. The increase in Management fees during the current period is primarily due to increased consolidated revenues as our business has experienced a steady improvement in performance during the nine months ended September 30, 2022 and due to the NCI Transaction and the Brickell Transaction, which significantly expanded the size of our portfolio.

•Depreciation and Amortization. The increase in Depreciation and amortization is primarily due to the NCI Transaction and the Brickell Transaction which significantly expanded the size of our portfolio and resulted in a substantial increase in our depreciable assets during the nine months ended September 30, 2022. Additionally, we have increased renovation activities at our hotel properties as our operating performance has improved.

•Corporate General and Administrative. The increase in Corporate, general and administrative expenses during the current period is primarily due to increased corporate staffing to support the growth in the business primarily driven by almost $1.0 billion in acquisitions during the nine months ended September 30, 2022, higher incentive and other compensation costs, including a one-time charge of approximately $1.3 million related to the acceleration of time-based restricted shares and the modification of performance stock-based compensation for our former Chief Operating Officer who retired on March 4, 2022, and higher legal costs.

•Hotel Acquisition and Transaction Costs. Hotel acquisition and transactions costs for the nine months ended September 30, 2022 relate to certain one-time costs and other expenses incurred in pursuit of potential hotel acquisitions that ultimately were not consummated. Hotel acquisition and transactions costs for the nine months ended September 30, 2021 include costs of $2.1 million in transfer taxes and legal fees related to the contribution of six hotels to our Joint Venture. GIC, our Joint Venture partner, paid 49%, or $0.9 million, of the $1.8 million transfer tax which is reflected in non-controlling interest on our Consolidated Statement of Operations. Hotel acquisition and transactions costs for the nine months ended September 30, 2021 also include $1.7 million in costs incurred in pursuit of the acquisition of a company with a portfolio of hotel properties that ultimately was not consummated.

•Recoveries of Credit Losses. Recoveries of credit losses for the nine months ended September 30, 2022 were related to principal payments received related to our seller-financing loans, which are fully reserved. Recoveries of credit losses for the nine months ended September 30, 2021 were related to the repayment in full of two mezzanine loans receivable, which resulted in us reversing the $2.6 million allowance for credit losses related to the mezzanine loans.

•Loss on Impairment and Write-off of Assets. The loss on impairment and write-off of assets during the nine months ended September 30, 2021 relates to the repayment in full of two mezzanine loans, which resulted in us foregoing the exercise of certain purchase options related to the underlying hotel development projects. As a result, we recorded a write-off of the carrying amounts of the purchase options during the three months ended September 30, 2021 totaling $4.4 million.

•Interest Expense. Interest expense increased as a result of the additional debt outstanding during the nine months ended September 30, 2022 related to the NCI Transaction and the Brickell Transaction and higher base rates on our floating rate debt that is not hedged.

•Other Income, net. Other income, net decreased during the nine months ended September 30, 2022 as a result of a reduction in interest income during the period due to the repayment in full of several mezzanine loans totaling approximately $25.8 million during the fourth quarter of 2021.

•Income Tax Expense. The Company recorded a $4.6 million income tax expense during the nine months ended September 30, 2022, an increase of $3.6 million over the $0.6 million income tax expense recorded during the nine months ended September 30, 2021. As discussed in "Note 13 – Income Taxes", as a REIT, we generally are not subject to corporate-level U.S. federal income tax on ordinary income and capital gains income generated by our REIT activities that we distribute to our stockholders. We are subject to federal and state income taxes on the earnings of our TRS lessees. In addition, our Operating Partnership is subject to tax in a limited number of local and state jurisdictions. Seasonality in quarterly net income, and changes in the forecasted earnings causes variability in the income tax recorded in each quarter.

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

The following is a reconciliation of our GAAP net (loss) income to FFO and AFFO for the three months ended September 30, 2022 and 2021, and for the nine months ended September 30, 2022 and 2021, (in thousands, except per share/unit amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(1,041)	$(4,239)	$13,299	$(57,679)
Preferred dividends	(3,968)	(3,750)	(11,906)	(11,168)
Distributions and accretion of redeemable non-controlling interests	(656)	—	(1,866)	—
Premium on redemption of preferred stock	—	(2,710)	—	(2,710)
Loss (income) related to non-controlling interests in consolidated joint ventures	3,730	(275)	(5,219)	3,020
Net loss applicable to common shares and common units	(1,935)	(10,974)	(5,692)	(68,537)
Real estate-related depreciation	36,804	25,773	108,959	79,421
Loss on impairment of assets	—	4,361	—	4,361
Loss (gain) on disposal of assets, net	5	—	(20,479)	(81)
Adjustments related to non-controlling interests in consolidated joint ventures	(6,789)	(2,319)	(13,077)	(6,004)
FFO applicable to common shares and common units	28,085	16,841	69,711	9,160
Recoveries of credit losses	(850)	(2,632)	(1,100)	(2,632)
Amortization of lease-related intangible assets	—	22	—	65
Amortization of deferred financing costs	1,413	1,115	4,238	3,239
Amortization of franchise fees	167	120	504	355
Amortization of intangible assets	892	—	2,732	—
Equity-based compensation	1,231	1,892	7,070	5,861
Hotel acquisition and transaction costs	56	—	737	3,849
Debt transaction costs	1,131	17	1,166	160
Premium on redemption of preferred stock	—	2,710	—	2,710
Non-cash interest income	—	(262)	(113)	(779)
Non-cash lease expense, net	115	131	374	388
Casualty losses, net	750	627	1,054	781
Adjustments related to non-controlling interests in consolidated joint venture	(2,123)	(97)	(2,743)	(1,176)
AFFO applicable to common shares and common units (1)	$30,867	$20,484	$83,630	$21,981
FFO per common share/common unit	$0.23	$0.16	$0.57	$0.09
AFFO per common share/common unit	$0.25	$0.19	$0.69	$0.21
Weighted average diluted common shares/common units
FFO (2)	121,265	105,265	121,289	105,282
AFFO (2)	121,265	105,265	121,289	105,282

(1)AFFO applicable to common shares and common units for the three and nine months ended September 30, 2022 and 2021 has not been adjusted for interest related to our Convertible Notes for purposes of calculating AFFO per common share/common unit because we intend to settle the principal portion of the Convertible Notes in cash and we did not include in the denominator of our calculation of AFFO per common share/common unit the potential dilutive effect of shares that would be issued if the principal portion of the Convertible Notes were converted into shares of our Common Stock.

(2)The weighted average diluted common shares/common units used to calculate FFO and AFFO per common share/common unit for the three and nine months ended September 30, 2022 and 2021 includes the dilutive effect of our outstanding restricted stock awards. These shares were excluded from our weighted average shares outstanding used to calculate net loss per share because they would have been antidilutive. The weighted average common shares/common units used to calculate FFO and AFFO per common share/common unit for the three and nine months ended September 30, 2022 and 2021 exclude the potential dilution related to our Convertible Notes as we intend to settle the principal value of the Convertible Notes in cash.

A reconciliation of weighted average diluted common shares to non-GAAP weighted average diluted common shares/common units for FFO and AFFO is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average common shares outstanding	105,232	104,548	105,110	104,441
Dilutive effect of unvested restricted stock awards	49	425	195	410
Shares issuable upon conversion of convertible debt	24,086	23,978	24,086	23,012
Adjusted weighted dilutive common shares outstanding	129,367	128,951	129,391	127,863

Non-GAAP adjustment for effect of common units of Operating Partnership	15,984	133	15,984	151
Non-GAAP adjustment for effect of restricted stock awards	—	159	—	280
Non-GAAP adjustment for effect of shares issuable upon conversion of convertible debt	(24,086)	(23,978)	(24,086)	(23,012)
Non-GAAP weighted dilutive common shares/common units outstanding	121,265	105,265	121,289	105,282

The increase in AFFO applicable to common shares and common units was due to a substantial improvement in our operating performance during the three and nine months ended September 30, 2022 that has been primarily driven by leisure travel and to a lesser extent modest improvement in other demand segments, and the NCI Transaction which significantly expanded the size of our portfolio. AFFO applicable to common shares and common units increased $10.4 million and $61.6 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.

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

The following is a reconciliation of our GAAP net (loss) income to EBITDA, EBITDAre and Adjusted EBITDAre for the three months ended September 30, 2022 and 2021, and for the nine months ended September 30, 2022 and 2021, (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(1,041)	$(4,239)	$13,299	$(57,679)
Depreciation and amortization	38,130	25,893	112,462	79,776
Interest expense	17,645	10,817	46,202	32,567
Interest income	(14)	(4)	(20)	(6)
Income tax expense	210	695	4,647	1,075
EBITDA	54,930	33,162	176,590	55,733
Loss on impairment of assets	—	4,361	—	4,361
Loss (gain) on disposal of assets, net	5	—	(20,479)	(81)
EBITDAre	54,935	37,523	156,111	60,013
Recoveries of credit losses	(850)	(2,632)	(1,100)	(2,632)
Amortization of lease-related intangible assets	—	22	—	65
Amortization of intangible liabilities	(144)	—	(267)	—
Equity-based compensation	1,231	1,892	7,070	5,861
Hotel acquisition and transaction costs	56	—	737	3,849
Debt transaction costs	1,131	17	1,166	160
Non-cash interest income	—	(262)	(113)	(779)
Non-cash lease expense, net	115	131	374	388
Casualty losses, net	750	627	1,054	781
Loss (income) related to non-controlling interests in consolidated joint ventures	3,730	(275)	(5,219)	3,020
Adjustments related to non-controlling interests in consolidated joint ventures	(13,736)	(3,019)	(25,082)	(8,744)
Adjusted EBITDAre	$47,218	$34,024	$134,731	$61,982

The increase in Adjusted EBITDAre is due to a substantial improvement in our operating performance during the three and nine months ended September 30, 2022 that has been primarily driven by leisure travel and to a lesser extent modest improvement in other demand segments, and the NCI Transaction which significantly expanded the size of our portfolio. Adjusted EBITDAre increased $13.2 million and $72.7 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.

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

Our short-term liquidity requirements consist primarily of operating expenses and other expenditures directly associated with our hotel properties, recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with internal and brand standards, capital expenditures to improve our hotel properties, hotel property development costs, acquisitions, interest payments, settlement of interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, our joint venture acquisitions and capital requirements, contractual lease payments, corporate overhead, and distributions to our stockholders when declared. Our corporate overhead primarily consists of employee compensation expenses, professional fees and corporate insurance and rent expenses. Cash requirements for our corporate overhead expenses (excluding non-cash stock-based compensation), which are generally paid from operating cash flows, were $5.3 million and $4.2 million for the three months ended September 30, 2022 and 2021, respectively, and $16.7 million and $12.4 million for the nine months ended September 30, 2022 and 2021, respectively. We generally expect our corporate overhead expenses to remain consistent with the level of our operating activities and market conditions for goods and services.

Our long-term liquidity requirements consist primarily of the costs of acquiring additional hotel properties, renovations and other non-recurring capital expenditures that periodically are made with respect to our hotel properties, dividend distributions and scheduled debt payments, including maturing loans.

During the nine months ended September 30, 2022, we completed the NCI Transaction for an aggregate purchase price of $822.0 million, which included a $382.0 million cash draw from a term loan entered into by subsidiaries of the
GIC Joint Venture and the assumption by a subsidiary of the GIC Joint Venture of approximately $6.5 million in PACE loan debt. Additionally, in June 2022, we exercised our purchase option to acquire a 90% equity interest in the AC/Element Hotel based on a gross hotel option exercise price of $89.0 million. The Brickell Joint Venture assumed $47.0 million of debt as part of the transaction. See "Note 3 - Investment in Hotel Properties, net" to the Condensed Consolidated Financial Statements for additional information.

In January 2021, we sold Convertible Notes totaling approximately $280.0 million before consideration of the related capped call transactions, and after deducting approximately $7.0 million related to underwriting discounts and commissions and estimated offering expenses payable by the Company (including net proceeds from the full exercise by the underwriters of their over-allotment option to purchase additional Convertible Notes). These proceeds were used to pay the cost of the Capped Call Transactions and to partially repay outstanding obligations under the 2018 Senior Credit Facility and 2017 Term Loan. See “Note 5 – Debt” to the Condensed Consolidated Financial Statements for additional information concerning the Convertible Notes, Convertible Notes Offering and the Capped Call Transactions.

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

Outstanding Indebtedness

At October 21, 2022, we had $200.0 million outstanding on our $200 Million Term Loan and $225.0 million outstanding on our 2018 Term Loan. Each of the credit facilities was supported by the 55 hotel properties included in the credit facility borrowing base and a pledge of the equity securities in each of the entities which own one of the 55 hotel properties, and the respective TRS lessees. We also had $287.5 million of Convertible Notes outstanding.

At October 21, 2022, the GIC Joint Venture had $200.0 million outstanding under our GIC Joint Venture Credit Facility, which included borrowings of $75.0 million on its $75.0 million term loan and $125.0 million on its $125.0 million revolving line of credit. The GIC Joint Venture Credit Facility is secured primarily by a first priority pledge of the equity interests in the subsidiaries that hold the 11 hotel property borrowing base assets, and the related TRS entities, which wholly own the TRS lessees. See "Note 5 - Debt" to the Condensed Consolidated Financial Statements for additional information related to our GIC Joint Venture financing arrangements.

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

On August 30, 2022, we entered into agreements to fully defease three commercial mortgage-backed securities ("CMBS") mortgage loans totaling $54.9 million by placing into trust an amount sufficient to cover future principal and interest payments. As a result, we will no longer be obligated to make future interest payments of approximately $1.3 million between the defeasance date and maturity date, and $20.1 million of restricted cash reserves were returned to us.

At September 30, 2022, we have scheduled debt principal amortization payments during the next twelve months totaling $2.9 million and $31.8 million of debt maturities. Currently, we have the capacity to pay these scheduled principal payments using cash on hand or draws under our $400 Million Revolver.

We have obtained financing through debt instruments having staggered maturities and intend to continue to do so in the future. Our debt includes, and may include in the future, debt secured by equity pledges, debt secured by first priority mortgage liens on certain hotel properties and unsecured debt. We believe that we will have adequate liquidity to meet the requirements for scheduled maturities and principal repayments. However, we can provide no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, whether such refinancing will be available on favorable terms.

Our outstanding indebtedness requires us to comply with various financial and other covenants. At September 30, 2022, we are in compliance with all of our loan agreements. We have entered into certain amendments of the 2018 Senior Credit Facility and the 2018 Term Loan that give us full access to the $400 Million Revolver (subject to certain conditions) and improve certain financial covenant measures through December 31, 2023. Additionally, we have amended the GIC Joint Venture Credit Facility to provide for certain financial covenant waivers and adjustments as described in “Note 5 – Debt” to the Condensed Consolidated Financial Statements. Our outstanding indebtedness requires us to comply with various financial and other covenants. At September 30, 2022, we and our GIC Joint Venture are in compliance with all loan covenants.

See "Note 5 - Debt" to the Condensed Consolidated Financial Statements for additional information concerning our financing arrangements.

A summary of our gross debt at September 30, 2022 is as follows (dollars in thousands):

Lender	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Encumbered Properties		Principal Amount Outstanding
2018 Senior Credit Facility (1)
Bank of America, NA
$400 Million Revolver	5.54% Variable	n/a	March 31, 2023	n/a		$—
$200 Million Term Loan	5.39% Variable	n/a	April 1, 2024	n/a		200,000
Total Senior Credit and Term Loan Facility						200,000

Term Loans (1)
KeyBank National Association Term Loan	5.29% Variable	n/a	February 14, 2025	n/a		225,000

Convertible Notes	1.50% Fixed	n/a	February 15, 2026	n/a		287,500

Secured Mortgage Indebtedness
MetaBank (2)	4.44% Fixed	25	July 1, 2027	3		44,211
KeyBank National Association	4.95% Fixed	30	August 1, 2023	2		32,536
Bank of the Cascades (First Interstate Bank) (3)	5.14% Variable	25	December 19, 2024	1	(3)	7,758
	4.30% Fixed	25	December 19, 2024	—	(3)	7,758
Total Mortgage Loans				6		92,263
						804,763

Brickell Joint Venture Mortgage Loan
City National Bank of Florida	6.04% Variable	25	June 30, 2025	2		47,000

GIC Joint Venture Credit Facility and Term Loans (4)
Bank of America, N.A.
$125 Million Revolver	5.29% Variable	n/a	October 8, 2023	n/a		125,000
$75 Million Term Loan	5.24% Variable	n/a	October 8, 2023	n/a		75,000
Bank of America, N.A.	5.91% Variable	n/a	January 13, 2026	n/a		410,000
Wells Fargo	4.99% Fixed	30	June 6, 2028	1		13,092
PACE loan (5)	6.10% Fixed	20	July 31, 2040	1	(4)	6,292
Total GIC Joint Venture Credit Facility and Term Loans				2		629,384
Total Joint Venture Debt				4		676,384
Total Debt				10		$1,481,147

(1)The 2018 Senior Credit Facility and Term Loans are supported by a borrowing base of 55 unencumbered hotel properties and a pledge of the equity securities of the entities that own and operate the 55 unencumbered hotel properties.
(2)In or around December 2021, MetaBank sold the MetaBank Loan to Bayside MB CRE Loans, LLC (“Bayside”). On October 25, 2022, Summit Meta 2017, LLC (“SM-17”), a subsidiary of our Operating Partnership, received a letter from Bayside’s counsel alleging various events of default under the MetaBank Loan, primarily related to certain non-monetary covenants and further alleging that default interest is accruing as a result. SM-17 disputes that such events of default have occurred and has engaged counsel to evaluate such allegations. See "Note 4 - Debt" to our Condensed Consolidated Financial Statements.
(3)The Bank of Cascades mortgage loan is comprised of two promissory notes that are secured by the same collateral and cross-defaulted.
(4)The GIC Joint Venture Credit Facilities and Term Loans are secured by a pledge of the equity interests in the subsidiaries that own and operate the borrowing base assets financed by the facility.
(5)The PACE loan is secured by an assessment lien imposed by the County of Tarrant, Texas for the benefit of the lender.

We are exposed to interest rate risk through our variable-rate debt. We manage this risk primarily by managing the amount, sources, and duration of our debt funding and through the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage our exposure to known or expected cash payments related to our variable-rate debt. During the nine months ended September 30, 2022, the fair value of our interest rate swaps increased $33.7 million due to an increase in interest rate expectations.  Each interest rate swap fixes the interest rates on portions of our variable interest rate indebtedness and converts LIBOR from a floating rate to average fixed rates ranging from 1.98% to 2.93%.

Capital Expenditures

During the nine months ended September 30, 2022, we funded $48.8 million in capital expenditures at our hotel properties.  We anticipate spending approximately $25.0 million on capital expenditures across our portfolio during the remainder of 2022. We expect to fund these expenditures through a combination of cash flows from operations and borrowings under our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flows

	For the Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Net cash provided by operating activities	$135,681	$50,289	$85,392
Net cash used in investing activities	(257,405)	(51,880)	(205,525)
Net cash provided by financing activities	116,025	47,866	68,159
Net change in cash, cash equivalents and restricted cash	$(5,699)	$46,275	$(51,974)

Changes from the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were due to the following:

•Cash provided by operating activities. The increase in cash provided by operating activities primarily resulted from an increase in net income of $84.3 million after adjusting for non-cash items, such as depreciation and amortization, gains on the sale of assets and recoveries of credit losses, and net changes in working capital of $1.1 million.

•Cash used in investing activities. The increase in cash used in investing activities was due to the closing of the NCI Transaction and the Brickell Transaction during the nine months ended September 30, 2022. Cash used in investing activities for the nine months ended September 30, 2022 was partially offset by proceeds from the sale of 169-guestroom Hilton Garden Inn San Francisco Airport North in San Francisco, CA for a gross selling price of $75.0 million.

•Cash provided by financing activities. Cash provided by financing activities for the nine months ended September 30, 2022 was primarily the result of contributions from our joint venture partners of $204.1 million for the NCI Transaction and the Brickell Transaction, borrowings of $410.0 million under the GIC Joint Venture Term Loan for the NCI Transaction, offset by debt repayments, including the repayment of $328.7 million of debt assumed as part of the NCI Transaction, the repayment of the 2017 Term Loan of $62.0 million in May 2022, debt defeasances of $54.9 million during the three months ended September 30, 2022 and distributions to our joint venture partner of $77.9 million during the nine months ended September 30, 2022.

During the nine months ended September 30, 2021, cash provided by financing activities was primarily the result of the completion of a convertible debt offering of $287.5 million aggregate principal amount, which was used to partially repay obligations under the 2018 Senior Credit Facility and to pay the cost of capped call transactions.

Critical Accounting Policies

For critical accounting policies, see "Note 2 - Basis of Presentation and Significant Accounting Policies" to the Condensed Consolidated Financial Statements.

Cybersecurity

The hospitality industry and certain of the major brand and franchise companies have experienced cybersecurity breaches. We are not aware of any material cybersecurity losses at any of our properties. We manage cybersecurity risks at our hotel properties through our franchisors and property management companies. An important part of our cybersecurity risk mitigation efforts includes maintaining cybersecurity insurance and indemnifications in certain of our property management agreements. Our Board of Directors, primarily through the Audit Committee, oversees management's approach to managing cybersecurity risks.

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

At September 30, 2022, we were party to six interest rate derivative agreements pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

Contract date	Effective Date	Expiration Date	Notional Amount
October 2, 2017	January 29, 2018	January 31, 2023	$100,000
October 2, 2017	January 29, 2018	January 31, 2023	100,000
June 11, 2018	September 28, 2018	September 30, 2024	75,000
June 11, 2018	December 31, 2018	December 31, 2025	125,000
July 26, 2022	January 31, 2023	January 31, 2027	100,000
July 26, 2022	January 31, 2023	January 31, 2029	100,000
			$600,000

At September 30, 2022, after giving effect to our interest rate derivative agreements, $791.4 million, or 53%, of our debt had fixed interest rates and $689.8 million, or 47%, had variable interest rates. At September 30, 2022, debt related to our wholly-owned properties coupled with our pro rata share of joint venture debt results in fixed-rate debt ratio of approximately 67% of our total pro rata indebtedness when including the effect of interest rate swaps.

Our variable rate debt increased during the nine months ended September 30, 2022 compared to the same period of the prior year due to additional variable rate debt related to the NCI Transaction. At December 31, 2021, after giving effect to our interest rate derivative agreements, $842.9 million, or 78%, of our debt had fixed interest rates and $238.5 million, or 22%, had variable interest rates. Taking into consideration our existing interest rate swaps an increase or decrease in interest rates of 1.0% would decrease or increase, respectively, our cash flows by approximately $6.5 million per year. See "Note 7 - Derivative Financial Instruments and Hedging" to the Condensed Consolidated Financial Statements for additional information.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. At September 30, 2022, we have scheduled debt principal amortization payments during the next twelve months totaling $2.9 million and $31.8 million of debt maturities.

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

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management team evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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
10.1
Fifth Amendment to Credit Agreement dated July 21, 2022 among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, Bank of America, N.A., as administrative agent, and the lenders party to the Credit Agreement.

10.2
Eighth Amendment to the First Amended and Restated Credit Agreement dated July 21, 2022 among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, KeyBank National Association, as administrative agent, and the lenders party to the Credit Agreement.

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: November 2, 2022	By:	/s/ William H. Conkling
William H. Conkling Executive Vice President and Chief Financial Officer (principal financial officer)