Form 10-K
period 2022-12-31
Summit Hotel Properties, Inc.
filed 2023-02-27
CIK 1497645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant’s as of June 30, 2022 was $758,736,872 based on the closing sale price of the registrant’s common stock on the New York Stock Exchange as of June 30, 2022.

As of February 10, 2023 the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 106,901,576.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A for its 2023 annual meeting of stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, are incorporated herein by reference into Part III, Items 10, 11, 12, 13 and 14.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2022
SUMMIT HOTEL PROPERTIES, INC.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “forecast,” “project,” “potential,” “continue,” “likely,” “will,” “would” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•the effects of the novel Coronavirus ("COVID-19" and its variants (the "Pandemic") and other infectious disease outbreaks;
•financing risks, including the risk of leverage and the corresponding risk of default on our existing indebtedness and potential inability to refinance or extend the maturities of our existing indebtedness;
•default by borrowers to which we lend or provide seller financing;
•global, national, regional and local economic and geopolitical conditions and events, including wars or potential hostilities, such as future terrorist attacks, that may affect travel;
•supply and demand factors in our markets or sub-markets;
•the effect of alternative accommodations on our business;
•levels of spending for business and leisure travel;
•macroeconomic conditions, including the effects of high inflation or a potential recessionary environment, which could adversely affect our costs, liquidity, consumer confidence, and demand for travel and lodging;
•our ability to manage inflationary pressures related to commodities, labor and other costs of our business as well as consumer purchasing power and overall behavior;
•adverse changes in, occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) and other lodging property operating metrics;
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
•risks associated with lodging property acquisitions, including the ability to ramp up and stabilize newly acquired lodging properties with limited or no operating history or that require substantial amounts of capital improvements for us to earn economic returns consistent with our expectations at the time of acquisition;
•risks associated with dispositions of lodging properties, including our ability to successfully complete the sale of lodging properties under contract to be sold, including the risk that the purchaser may not have access to the capital needed to complete the purchase;
•the nature of our structure and transactions such that our federal and state taxes are complex and there is risk of successful challenges to our tax positions by the Internal Revenue Service (“IRS”) or other federal and state taxing authorities;
•the recognition of taxable gains from the sale of lodging properties as a result of the inability to complete certain like-kind exchanges in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended (the “IRC”);
•availability of and the abilities of our property managers and us to retain qualified personnel at our lodging property and corporate offices;
•our failure to maintain our qualification as a real estate investment trust (“REIT”) under the IRC;

•changes in our business or investment strategy;
•availability, terms and deployment of capital;
•general volatility of the capital markets and the market price of our common stock;
•environmental uncertainties and risks related to natural disasters;
•our ability to recover fully under third-party indemnities or our existing insurance policies for insurable losses and our ability to maintain adequate or full replacement cost "all-risk" property
•insurance policies on our properties on commercially reasonable terms;
•the effect of a data breach or significant disruption of property operator information technology networks as a result of cyber-attacks that are greater than insurance coverages or indemnities from service providers;
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

PART I
Item 1.        Business.

Unless the context otherwise requires, all references to “we,” “us,” “our,” or the “Company” refer to Summit Hotel Properties, Inc. and its consolidated subsidiaries.

Overview

Summit Hotel Properties, Inc. is a self-managed lodging property investment company that was organized in June 2010 and completed its initial public offering in February 2011. The Company holds both general and limited partnership interests in Summit Hotel OP, LP (the “Operating Partnership”), a Delaware limited partnership also organized in June 2010. We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. At December 31, 2022, our portfolio consisted of 103 lodging properties with a total of 15,334 guestrooms located in 24 states. We own our properties fee simple, except for seven hotel properties which are subject to ground leases. As of December 31, 2022, we own 100% of the outstanding equity interests in 61 of 103 of our lodging properties. We own a 51% controlling interest in 39 lodging properties through a joint venture with the sovereign wealth fund of Singapore (the "GIC Joint Venture"), and two 90% equity interests in separate joint ventures (the "Brickell Joint Venture" and the "Onera Joint Venture"). The Brickell Joint Venture owns two lodging properties and the Onera Joint Venture owns one lodging property.

The GIC Joint Venture was formed in July 2019 with GIC, Singapore’s sovereign wealth fund, to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the GIC Joint Venture and intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The GIC Joint Venture intends to finance assets with an anticipated 50% overall leverage target. The Company earns fees for providing services to the GIC Joint Venture and will have the potential to earn incentive fees based on the GIC Joint Venture achieving certain return thresholds.

As of December 31, 2022, 86% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 91% were located within the top 100 MSAs and 15,323 of our guestrooms operated under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”), and InterContinental® Hotels Group (“IHG”). Our properties are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, universities, and leisure attractions.

In January and March 2022, the Operating Partnership and the GIC Joint Venture closed on a transaction with NewcrestImage Holdings, LLC, a Delaware limited liability company, and NewcrestImage Holdings II, LLC, a Delaware limited liability company (together, “NewcrestImage”), to purchase from NewcrestImage a portfolio of 27 lodging properties, containing an aggregate of 3,709 guestrooms, two parking structures containing 1,002 spaces, and various financial incentives for an aggregate purchase price of $822.0 million (the "NCI Transaction"). In June 2022, the Operating Partnership exercised an option to acquire a 90% equity interest in the AC Hotel by Marriott and Element Miami Brickell Hotel in Miami, FL (together the "AC/Element Hotel") based on a gross option exercise price of $89.0 million (the "Brickell Transaction"). We own a 90% equity interest in the AC/Element Hotel through our equity interest in the Brickell Joint Venture.

In October 2022, the Company entered into the Onera Joint Venture with the Onera Opportunity Fund I LP ("Onera"), developers of alternative accommodation properties, with the acquisition of a 90% equity interest in the Onera Joint Venture for $5.2 million in cash, plus additional contingent consideration limited to a maximum of $1.8 million, payable to the seller based on performance of the property for the 12-month period ending July 31, 2023. The Onera Joint Venture has a 100% fee simple interest in real property and improvements located in Fredericksburg, Texas consisting of 11 glamping lodging units and a 6.4-acre parcel of undeveloped land that will be developed as phase two of the lodging site in the future.

See "Part II - Item 8. – Financial Statements and Supplementary Data – Note 3 - Investments in Lodging Property, net" for further information.

Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership, Summit Hotel OP, LP (the “Operating Partnership”). Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At December 31, 2022, we owned, directly and indirectly, approximately 87.0% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding Series E and Series F preferred units of limited partnership interest. NewcrestImage owns all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units (Liquidation preference $25 per unit) of the Operating Partnership ("Series Z Preferred Units"), which was issued as part of the NCI Transaction. We collectively refer to preferred units of limited partnership interests of our Operating Partnership as "Preferred Units."

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

We have elected to be taxed as a REIT for federal income tax purposes.  To qualify as a REIT, we cannot operate or manage our lodging properties. Accordingly, all of our lodging properties are leased to our taxable REIT subsidiaries ("TRS Lessees").  All of our lodging properties are operated pursuant to property management agreements between our TRS Lessees and professional third-party property management companies that are not affiliated with us.  We have one reportable segment as defined by generally accepted accounting principles (“GAAP”). See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 2 – Basis of Presentation and Significant Accounting Policies" to our Consolidated Financial Statements.

Our corporate offices are located at 13215 Bee Cave Parkway, Suite B-300, Austin, TX 78738.  Our telephone number is (512) 538-2300.  Our website is www.shpreit.com.  The information contained on, or accessible through, our website is not incorporated by reference into this report and should not be considered a part of this report.

Business Strategy

Our portfolio consists of lodging properties in desirable locations with efficient operating models. Our approach to creating value includes the following:

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

Beginning in March 2020, we experienced the negative effects of the novel coronavirus, designated as COVID-19 (“COVID-19”) and its variants (collectively, the "Pandemic"), which had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline in all forms of travel, both domestic and international, and a significant decline in lodging demand. As such, we experienced a substantial decline in our revenues, profitability and cash flows from operations during the years ended December 31, 2020 and 2021. However, our operations have recovered to levels that are near pre-Pandemic levels for the year ended December 31, 2022 as a result of significant improvement in our business, driven primarily by leisure travel and to a lesser extent modest improvement in other demand segments, including corporate and group travel. We anticipate that continued improvement in operating trends will be dependent on sustained strength in leisure travel and improvement in business and group travel. More broadly, maintaining our current positive trend in business and group travel, geopolitical stability, moderating inflation, a normalized labor market, and maintaining a high-quality portfolio aligned with evolving guest preferences are important for continued growth in our operating results.

The key elements of our strategy that we believe will allow us to create long-term value include the following:

Focus on Lodging Properties with Efficient Operating Models. We focus on lodging properties with efficient operating models that are predominantly in the Upscale segment of the lodging industry, as defined by Smith Travel Research ("STR"). We believe that our focus on this segment provides us the opportunity to achieve strong, risk-adjusted returns across multiple lodging cycles for several reasons, including:

•RevPAR Growth.  We believe that our lodging properties are positioned for long-term demand growth as travel recovers to levels more in-line with pre-Pandemic demand.

•Stable Cash Flow Potential.  Our lodging properties are generally operated with fewer employees than full-service lodging properties that offer more amenities including more extensive food and beverage options; when coupled with our market share premium, we have been able to generate higher operating margins and cash flows with less volatility.

•Broad Customer Base.  Our target brands deliver consistently high-quality guest accommodations with value-oriented pricing that we believe appeals to a wide range of customers, including business, group and leisure travelers. We believe that our lodging properties are particularly popular with frequent travelers who seek to stay in properties operating under Marriott, Hilton, Hyatt, or IHG brands, which offer strong loyalty rewards programs.

•Enhanced Diversification and Lower Capital Requirements.  Lodging properties with efficient operating models generally require less capital to acquire, build, and maintain on an absolute and a per-key basis, than lodging properties in the full-service and Luxury segments of the industry. As a result, we can diversify our investment capital into ownership of a larger number of lodging properties than we could in the Upper-upscale or Luxury segments.

Capitalize on Investments in Our Lodging Properties.  We believe in the benefits of strategically investing capital in our properties to ensure they are in good physical condition and facilitate market leading financial performance. We believe these investments produce attractive returns, and we intend to continue to invest capital to upgrade our lodging properties with strategic renovations and property improvement plans.

External Growth Through Acquisitions.  We intend to continue to opportunistically grow through acquisitions of existing lodging properties either through wholly owned or joint venture structures using a disciplined approach, while maintaining a prudent capital structure. We generally target lodging facilities with efficient operating models that meet one or more of the following acquisition criteria:

•potential for strong risk-adjusted returns and are located in the top 50 MSAs and other select destination markets;
•operate under leading franchise brands, which may include but are not limited to brands owned by Marriott, Hilton, Hyatt, and IHG;
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

Strategic Lodging Property Sales. We strive to maximize our return on invested capital, and we periodically review our lodging properties to determine if any significant changes to markets or our properties have occurred or are anticipated to occur that would warrant the sale of one or more lodging properties. We intend to continue to pursue a disciplined capital allocation strategy designed to maximize the value of our investments by selectively selling lodging properties that we believe are no longer consistent with our investment strategy or whose returns on invested capital appear to have been maximized. To the extent that we sell lodging properties, we may redeploy the capital into acquisition and capital investment opportunities that we believe have the potential to generate better risk-adjusted returns, or we may repay outstanding indebtedness. We also expect to generate these improvements in returns with our proactive asset management approach and by investing in our lodging properties to enhance their quality and attractiveness, increase their long-term value and generate more favorable returns on our invested capital.

Selectively Develop Lodging Properties. We endeavor to identify attractive opportunities to selectively partner with experienced developers to acquire, upon completion, newly constructed lodging properties that meet our acquisition criteria.  We will consider unique opportunities to develop lodging properties utilizing our own capital if and when circumstances warrant.

Selective Mezzanine Lending. We seek to identify select opportunities to provide mezzanine lending to developers, where we also have the opportunity to acquire the lodging property at or after the completion of the development project.

Our Financing Strategy

We rely on cash generated through operations, working capital, borrowings under our senior revolving and term loan facility (the "2018 Senior Credit Facility"), term debt, repayment of notes receivable, proceeds from the issuance of common and preferred securities, the strategic sale of lodging properties, contributions from our joint venture partners, and the release of restricted cash upon satisfaction of the usage requirements to finance our business. We may also issue Common Units or Preferred Units of the Operating Partnership in connection with acquisitions.

The 2018 Senior Credit Facility is comprised of a $400.0 million revolver (the "$400 Million Revolver") and a $200.0 million term loan facility (the $200 Million Term Loan"). We entered into modifications of our 2018 Senior Credit Facility during the years ended December 31, 2020 and 2021, which included a waiver of covenants through March 31, 2022. In July 2022, the Company entered into an amendment to the 2018 Senior Credit Facility, which modified certain key financial covenants, provides us with full access to our $400 Million Revolver (as defined in “Note 5 – Debt” to the Consolidated Financial Statements) to provide adequate liquidity to execute our business plan and pursue external growth opportunities and granted us the option to extend the maturity dates for up to two additional years. See “Note 5 – Debt” to the Consolidated Financial Statements for additional information.

Our GIC Joint Venture also operates with borrowings under a $200 million credit facility (the "Joint Venture Credit Facility"). The Joint Venture Credit Facility is comprised of a $125.0 million revolving credit facility (the “$125 Million Revolver”) and a $75.0 million term loan (the “$75 Million Term Loan”). We had obtained certain financial covenant waivers from our Joint Venture Credit Facility lenders through March 31, 2022 and we have obtained certain modifications to financial covenant measures through December 31, 2023. The amendments to the Joint Venture Credit facility confirmed that our Joint Venture could make additional advances on the $125 Million Revolver, subject to certain financial covenant limitations.

During the year ended December 31, 2022, the GIC Joint Venture entered into a $410.0 million senior secured term loan facility (the “GIC Joint Venture Term Loan”) secured by the 27 lodging properties and two parking garages acquired in the NCI Transaction and assumed a PACE loan totaling $6.5 million. The GIC Joint Venture Term Loan has an accordion feature which will permit an increase in the total commitments by up to $190.0 million, for aggregate potential borrowings of up to $600.0 million. The GIC Joint Venture Term Loan will mature on January 13, 2026 and can be extended for one 12-month period at the Company’s option, subject to certain conditions.

Our long-term leverage approach is to maintain conservative debt levels with high coverage ratios to allow us the flexibility to withstand various economic cycles and to position us for growth when accretive opportunities arise.

Our debt includes, and may include in the future, debt secured by stock pledges, mortgage debt secured by lodging properties and unsecured debt. As of December 31, 2022, we had $1.5 billion in outstanding indebtedness, including $676.3 million related to our joint ventures. Our pro rata debt taking into consideration only our portion of our joint venture debt was $1.2 billion at December 31, 2022.

When purchasing lodging properties, the Operating Partnership may issue Common Units or Preferred Units as full or partial consideration to sellers who may be interested in taking advantage of the opportunity to defer taxable gains on the sale of a property or participate in the potential appreciation in the value of our common stock.

Competition

We face competition for investments in lodging properties from institutional pension funds, private equity investors, REITs, lodging companies and others who are engaged in acquisitions of and investments in lodging properties. Some of these entities have substantially greater financial and operational resources than we have. This competition may increase the bargaining power of property owners seeking to sell, reduce the number of suitable investment opportunities available to us and increase the cost of acquiring targeted lodging properties.

The lodging industry is highly competitive. Our lodging properties compete with other hotel properties and alternative accommodations for guests in their respective markets based on a number of factors, including location, convenience, brand affiliation, quality of the physical condition of the lodging property, guestroom rates, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our lodging properties are located and includes competition from existing and new hotel properties and alternative accommodations. Competition could adversely affect our occupancy rates, our ADR and our RevPAR, and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may reduce our profitability.

Seasonality

Certain segments of the lodging industry are seasonal in nature. The current trend in our business is for business and leisure travelers to occupy lodging properties relatively consistently throughout the year, but decreases in business travel occur during summer and the winter holidays.  The lodging industry is also seasonal based upon geography.  Lodging properties in the southern U.S. tend to have higher occupancy rates during the winter months.  Lodging properties in the northern U.S. tend to have higher occupancy rates during the summer months.

Regulation

Our lodging properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to accessibility, fire and safety requirements. We believe each of our lodging properties has the necessary permits and approvals to operate its business.

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

Environmental, Health and Safety Matters

Our lodging properties and undeveloped land parcels are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of the property, to perform or pay for the cleanup of contamination (including hazardous substances, waste, or petroleum products) at, on, under or emanating from the property and to pay for natural resource damages arising from contamination.  These laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused the contamination, and the liability may be joint and several.  Because these laws also impose liability on persons who owned a property at the time it became contaminated, we could incur cleanup costs or other environmental liabilities even after we sell properties. Contamination at, on, under or emanating from our properties also may expose us to liability to private parties for costs of remediation, personal injury and death or property damage.  In addition, environmental liens may be created on contaminated sites in favor of the government for damages and costs it incurs to address contamination.  If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which our property may be used or our businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

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

Independent environmental consultants conducted Phase I environmental site assessments on all of our properties prior to acquisition and we intend to conduct Phase I environmental site assessments on properties we acquire in the future. Phase I site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed properties and surrounding properties. These assessments do not generally include soil sampling, subsurface investigations or comprehensive asbestos surveys. In some cases, the Phase I environmental site assessments were conducted by another entity such as a lender, and we may not have the authority to rely on such reports. None of the Phase I environmental site assessments of the lodging properties in our portfolio revealed any past or present environmental condition that we believe could have a material adverse effect on our business, financial position or results of operations. In addition, the Phase I environmental site assessments may also have failed to reveal all environmental conditions, liabilities or compliance concerns. The Phase I environmental site assessments were completed at various times and material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability.

In addition, our lodging properties (including our real property, operations and equipment) are subject to various federal, state and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to, the potential transmission of infectious diseases such as COVID-19, the existence of mold and other airborne contaminants above regulatory thresholds, the registration, maintenance and operation of our boilers and storage tanks, the supply of potable water to our guests, air emissions from emergency generators, storm water and wastewater discharges, protection of natural resources, asbestos, lead-based paint, and waste management. Some of our lodging properties also routinely handle and use hazardous or regulated substances and wastes as part of their operations (for example, swimming pool chemicals or biological waste). Our lodging properties incur costs, and in certain situations, may be required to limit operations, to comply with these environmental, health and safety laws and regulations and if these regulatory requirements are not met or unforeseen events result in the discharge of dangerous or toxic substances at our lodging properties, we could be subject to fines and penalties for non-compliance with applicable laws and material liability from third parties for harm to the environment, damage to real property or personal injury or death. We are aware of no past or present environmental liability for non-compliance with environmental, health and safety laws and regulations that we believe would have a material adverse effect on our business, financial position or results of operations.

Environmental, Social and Governance (ESG) Matters

Our ongoing commitment to our environment, our communities and our stakeholders is an important part of our core responsibility to be more sustainable, inclusive and equitable. Since establishing our Corporate Responsibility program in 2017, we have built upon our sustainability objectives, from tracking metrics related to our consumption, waste, recycling and greenhouse gas emissions, to setting measurable, science-aligned reduction targets for energy, water and carbon, and to committing to improve the efficiency of our buildings and promote sustainable operations through our energy management program. Additionally, we have expanded charitable engagement with our community through the Summit Foundation, our 501(c)(3) nonprofit organization, and have broadened our social programs to enhance connectivity among our employees, partners and stakeholders to better enable us to champion an environment of diversity and inclusivity.

During the year ended December 31, 2022, we expanded the number of our lodging properties with electric vehicle charging stations and green certifications, and we established science-aligned targets to reduce our greenhouse gas emissions by 30% by the year 2025. For more information on these and our other sustainability practices, including environmental and social metrics and results, please see our current sustainability report available on our website at https://www.shpreit.com/responsibility.

Tax Status

REIT Election

We have elected to be taxed as a REIT under Sections 856 through 859 of the IRC, commencing with our short taxable year ended December 31, 2011. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the IRC relating to, among other things, the sources of our gross income, the composition and values of our assets, the timing and amount of our dividend distributions and the diversity of ownership of our stock. We believe that we have been organized and have operated in conformity with the requirements for qualification as a REIT under the IRC and that our current and intended manner of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT for federal income tax purposes.

For the income from our lodging operations to constitute “rents from real property” for purposes of the gross income tests required for REIT qualification, we cannot directly operate any of our lodging properties.  We may, however, generate "rents from real property" through leasing our lodging properties to taxable REIT subsidiaries ("TRSs"), subject to certain conditions. A TRS is a fully taxable corporate subsidiary of a REIT that jointly elects with the REIT to be treated as a TRS of that REIT. Accordingly, all of our lodging properties are leased to our TRS Lessees. We have separate TRSs that lease the lodging properties owned in our joint ventures. We will lease newly acquired lodging properties to our existing TRSs or additional TRSs in the future.  Our TRS Lessees pay rent to us that will qualify as “rents from real property,” provided that the TRS Lessees engage “eligible independent contractors” to manage our lodging properties.  All of our lodging properties are operated pursuant to lodging property management agreements with professional third-party property management companies.  We believe each of the third-party managers qualifies as an “eligible independent contractor” under the IRC.

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

Human Capital Resources

As of February 10, 2023, we had 74 full-time corporate employees. None of our corporate employees is represented by a labor union or covered by a collective bargaining agreement. All persons employed in the day-to-day operations of our lodging properties are employees of our third-party independent property management companies engaged by our TRS Lessees or their subsidiaries to operate such lodging properties.

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

We are committed to maintaining a work culture that treats all employees fairly and with respect, promotes inclusivity and provides equal opportunities for advancement based on merit. Our workforce diversity has increased during the year ended December 31, 2022. Of the 74 full-time corporate employees employed by us at February 10, 2023, women constituted approximately 49% of our workforce, which is an increase from 44% in the prior year. Individuals who identify as traditionally underrepresented races or ethnicities constituted approximately 22% of our workforce, an increase from 13% in the prior year. We intend to continue using a combination of targeted recruiting, talent development and internal promotion strategies to expand the diversity of our employee base across all roles and functions.

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
•Risks of taxable gains as a result of lodging property dispositions
•Risks related to our third-party property management companies
•Risks related to lodging property management and franchise agreements
•Risks related to outstanding indebtedness including our ability to hedge our interest rate exposure
•Risks related to retaining key personnel
•Risks related to cyber security
•Risks related to uninsured and underinsured losses
•Risks related to the management of our joint ventures
•Risks related to inflation
•Risks related to credit financing that we may provide to borrowers

Risks Related to the Lodging Industry

•Risks related to the outbreak of the Coronavirus and its variants, or an outbreak of other highly infectious or contagious diseases
•Risks related to adverse changes in economic conditions
•Risks related to competition from other lodging properties and alternative accommodations
•Risks inherent to the ownership of lodging properties and the markets in which we operate
•Risks related to lodging property development and other capital expenditures
•Risks related to changes in consumer trends and preferences

Risks Related to the Real Estate Industry and Real Estate-Related Investments

•Risks related to the illiquidity of real estate investments
•Risks related to compliance with the laws, regulations and covenants that apply to our lodging properties
•Risks related to right-of-use assets on which certain of our lodging properties are located
•Risks related to adverse changes in income and property tax rates or amendments to tax regimes that increase our state and local tax liabilities

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

Risks Related to Our Status as a REIT

•Risks related to compliance with REIT regulations
•Risks related to our TRS structure, including increased tax liabilities and operating costs
•Risks that transactions with our TRSs are not conducted on arm’s-length terms
•Risks that the management companies of our lodging properties may not qualify as “eligible independent contractors,” or our lodging properties may not be considered “qualified lodging facilities”
•Risks that the 100% prohibited transactions tax may limit our ability to dispose of our properties
•Risks related to adverse legislative or regulatory tax changes
•Risks related to our REIT distribution requirements
•Risks that our Operating Partnership could be treated as a publicly traded partnership taxable as a corporation for federal income tax purposes
•Risks that stockholders may be restricted from acquiring or transferring certain amounts of our stock
•Risks that the IRS could determine that certain payments we have received in the nature of liquidated damages may not be ignored for purposes of the gross income tests applicable to REITs

Risks Related to Environmental, Social and Governance Factors

•Risks related to climate change and the environment
•Risks related to organized labor
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

Risks Related to Our Business

Our business strategy, future results of operations and growth prospects are dependent on achieving revenue and net income growth from anticipated increases in demand for lodging guestrooms and general economic conditions.

Our business strategy includes achieving continued revenue and cash flow growth from anticipated improvement in demand for lodging guestrooms driven by long-term economic growth. We, however, cannot provide any assurances that demand for lodging guestrooms will increase from current levels or continue to exceed the growth of new supply, or the time or extent of any demand growth that we do experience. If demand does not continue to increase as the economy grows, or if there is a slowdown in the general economy resulting in weakening demand, our operating results and growth prospects could be adversely affected. As a result, any slowdown in economic growth or an economic downturn could adversely affect our future results of operations and our growth prospects.

Our expenses may not decrease if our revenue decreases.

Many of the expenses associated with owning and operating lodging properties, such as debt service payments, property taxes, insurance, utilities, and certain employee compensation costs are relatively fixed. They do not necessarily decrease directly with a reduction in revenue at the lodging properties and may be subject to increases that are not related to the performance of our lodging properties or the increase in the rate of inflation. Also, as of December 31, 2022, seven of our lodging properties are subject to third-party ground leases which generally require periodic increases in rent payments. Our ability to pay these rents could be adversely affected if our revenues for these lodging properties do not increase at the same or a greater rate than the increases in rental payments under the ground leases.

Additionally, certain costs, such as wages, benefits and insurance, may exceed the rate of inflation in any given period. In the event of a significant decrease in demand, the managers of our lodging properties may not be able to reduce the size of the property work forces in order to decrease compensation costs. Our managers also may be unable to offset any fixed or increased expenses with higher room rates. Any of our efforts to reduce operating costs also could adversely affect the future growth of our business and the value of our lodging properties.

We may be unable to complete acquisitions that would grow our business.

Our growth strategy includes the disciplined acquisition of lodging properties as opportunities arise, which may be subject to restrictions related to our debt covenants. Our ability to acquire lodging properties on satisfactory terms or at all is subject to the following significant risks:

•we may be unable to acquire desired lodging properties because of competition from other real estate investors, including other real estate operating companies, REITs and investment funds;
•we may be unable to obtain the necessary debt or equity financing to consummate an acquisition or, if obtainable, financing may not be on satisfactory terms; and
•agreements for the acquisition of lodging properties are typically subject to customary conditions to closing, including satisfactory completion of due diligence investigations and the receipt of franchisor and lender consents, and we may spend significant time and incur significant transaction costs on potential acquisitions that we do not consummate.

Our inability to complete lodging property acquisitions on favorable terms or at all, could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

The sale of certain lodging properties could result in significant tax liabilities unless we are able to defer the taxable gain through like-kind exchanges under Section 1031 of the IRC ("1031 Exchanges").

From time to time, we structure asset sales for possible inclusion in like-kind exchanges within the meaning of Section 1031 of the IRC. The ability to complete a like-kind exchange depends on many factors, including, among others, identifying and acquiring suitable replacement property within limited time periods, and the ownership structure of the properties being sold and acquired.  Therefore, we are not always able to sell an asset as part of a like-kind exchange. When successful, a like-kind exchange enables us to defer the taxable gain on the asset sold. Our inability to defer the taxable gain resulting from the sales of certain lodging properties, could adversely affect our financial position, results of operations, and cash flows or the market price of our stock. Moreover, Section 1031 Exchanges now only apply to real property and do not apply to any related personal property transferred with the real property. As a result, any appreciated personal property that is transferred in connection with a Section 1031 Exchange of real property will cause gain to be recognized, and such gain is generally treated as non-qualifying income for the REIT 95% and 75% gross income tests. Any such non-qualifying income could have an adverse effect on our REIT status.

We may fail to successfully integrate acquired lodging properties or achieve expected operating performance.

Our ability to successfully integrate newly acquired lodging properties or achieve expected operating performance is subject to the following risks:

•we may not possess the same level of familiarity with the dynamics and market conditions of any new markets that we may enter, which could result in us paying too much for lodging properties in new markets or not have the lodging properties achieve their maximum potential;
•market conditions may result in lower-than-expected occupancy and guestroom rates;
•we may acquire lodging properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as cleanup of environmental contamination, claims by tenants, vendors or other persons against the former owners of the lodging properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the lodging properties;
•we may need to spend more than anticipated amounts to make necessary improvements or renovations to our newly acquired lodging properties;
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of lodging properties, into our existing operations; and
•the inability of our acquired lodging properties to meet our operating performance expectations could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

We may assume liabilities in connection with the acquisition of lodging properties, including unknown liabilities.

We may assume existing liabilities in connection with the acquisition of lodging properties, some of which may be unknown or unquantifiable on the acquisition date.  Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of lodging guests, vendors or other persons dealing with the seller of a particular lodging property, tax liabilities, employment-related issues and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise.  If the magnitude of such unknown liabilities is high, they could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

We may not be able to cause our management companies to operate any of our lodging properties in a manner that is satisfactory to us, and termination of our management agreements may be costly and disruptive.

To qualify as a REIT, we cannot operate or manage our lodging properties.  Accordingly, all of our lodging properties are leased to TRS Lessees of our TRSs.  All of our lodging properties are operated pursuant to management agreements with independent management companies, each of which must qualify as an “eligible independent contractor” to operate our lodging properties. As a result, our financial position, results of operations and our ability to service debt and make distributions to stockholders are dependent on the ability of our management companies to operate our lodging properties successfully. Any failure of our management companies to provide quality services and amenities or maintain a quality brand name and reputation could have a negative effect on their ability to operate our lodging properties and could have a material adverse effect on our financial position, results of operations and cash flows.

Even if we believe a lodging property is being operated inefficiently or in a manner that does not result in satisfactory operating results, we will have limited ability to require the management company to change its method of operation. We generally attempt to resolve issues with our management companies through discussions and negotiations, but otherwise will only be able to seek redress if a management company violates the terms of the applicable management agreement, and then only to the extent of the remedies provided for under the terms of the management agreement. If we replace the management company of any of our lodging properties, we may be required to pay a substantial termination fee and we may experience significant disruptions at the affected lodging property.

Furthermore, we have certain indemnifications from our property managers that generally protect us from financial losses due to the gross negligence or willful misconduct of our property managers. However, the indemnifications may be insufficient, or the property manager may not have the financial wherewithal to support their indemnification obligation to us. As such, the indemnification may not provide us with sufficient protection against third-party claims resulting from the gross negligence or willful misconduct of our property managers in the operation of our lodging properties.

Our property managers or their affiliates manage, and in some cases own, have invested in, or provided credit support or operating guarantees to lodging properties that compete with our lodging properties, all of which may result in conflicts of interest. As a result, our managers may in the future make decisions regarding competing lodging facilities that are not or would not be in our best interest.

Certain of our lodging properties are managed by affiliates of the franchisors for such lodging properties.  In these situations, the management agreement and the franchise agreement are typically combined into one document.  Thus, the termination of the management agreement due to poor performance or breach of the management agreement by the management company could also terminate our franchise license.  Thus, we may have very limited options to remedy poor management performance if we desire to retain the franchise license.

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

The management of a large number of lodging properties in our portfolio is currently concentrated with one property management company.

As of December 31, 2022, Aimbridge Hospitality or its affiliates (“Aimbridge”) managed 62 of our 103 lodging properties. Thus, a substantial portion of our revenues is generated by lodging properties managed by Aimbridge.  This significant concentration of operational risk in one management company makes us more vulnerable economically than if our management was more evenly diversified among several management companies. Any adverse developments in Aimbridge's business, financial strength or ability to operate our lodging properties efficiently and effectively could have a material adverse effect on our results of operations. We cannot provide assurance that Aimbridge will satisfy its obligations to us or effectively and efficiently operate our lodging properties. The failure or inability of Aimbridge to satisfy its obligations to us or effectively and efficiently operate our lodging properties could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Our lodging properties may be clustered geographically increasing business risks based on adverse market conditions.

Our lodging properties are primarily located in the top 50 MSAs and 91% are located within the top 100 MSAs. In certain regions, we have lodging properties that are concentrated geographically, which may increase business risks based on adverse market conditions. Adverse market developments in a particular region, which themselves may become more frequent and severe due to climate change, could adversely affect lodging demand and rates. Also, adverse market developments caused by increased capacity in a region in which we are located could adversely affect rates or demand for our lodging properties due to increased competition. These conditions could have a material adverse effect on our profitability and cash generation.

Restrictive covenants and other provisions in management and franchise agreements could preclude us from taking actions with respect to the sale, refinancing or rebranding of a lodging property that would otherwise be in our best interest.

Our management agreements and franchise agreements generally contain restrictive covenants and other provisions that do not provide us with flexibility to sell, refinance or rebrand a lodging property without the consent of the manager or franchisor. For example, the terms of some of these agreements may restrict our ability to sell a lodging property unless the purchaser is not a competitor of the management company or franchisor, assumes the related agreement and meets specified other conditions. In addition, our franchise agreements restrict our ability to rebrand particular lodging properties without the consent of the franchisor, which could result in significant operational disruptions and litigation if we do not obtain the consent. We could be forced to pay consent or termination fees to property managers or franchisors under these agreements as a condition to changing management or franchise brands of our lodging properties, and these fees could deter us from taking actions that would otherwise be in our best interest or could cause us to incur substantial expense.

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

We are required to expend funds to maintain franchisor operating standards and we may experience a loss of a franchise license or a decline in the value of a franchise brand.

Our lodging properties operate under franchise agreements, and the maintenance of franchise licenses for our lodging properties is subject to our franchisors’ operating standards and other terms and conditions. We expect that franchisors will periodically inspect our lodging properties to ensure that we, our TRS Lessees and our property management companies maintain our franchisors’ standards. Failure by us, our TRS Lessees or our management companies to maintain these standards or other terms and conditions could result in a franchise license being terminated. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we could also be liable to the franchisor for a termination payment, which varies by franchisor and by lodging property. As a condition of our continued holding of a franchise license, a franchisor could also require us to make capital improvements to our lodging properties, even if we do not believe the improvements are necessary or desirable or would result in an acceptable return on our investment.

The loss of a franchise license could materially and adversely affect the operations or the underlying value of the lodging property because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. Because our lodging properties are concentrated with a limited number of franchise brands, a loss of all of the licenses for a particular franchise could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Negative publicity related to one of the franchise brands or the general decline of a brand also may adversely affect the underlying value of our lodging properties or result in a reduction in business.

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

Additionally, certain factors may have an adverse effect on our ability to access certain capital sources, including our financial performance, degree of leverage, the value of our unencumbered lodging properties, borrowing restrictions imposed by lenders, volatility in the equity and debt capital markets and other market conditions. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable to access the capital markets on a timely basis or on favorable terms.

We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future.

We have a significant amount of debt. In the future, we may incur additional indebtedness to finance future lodging property acquisitions, capital improvements and development activities and other general corporate purposes. In addition, there are no restrictions in our charter or bylaws that limit the amount or percentage of indebtedness that we may incur or restrict the form in which our indebtedness will be incurred (including recourse or non-recourse debt or cross-collateralized debt).

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
•make certain investments in lodging properties or other assets;
•enter into, terminate or modify leases for our lodging properties and property management and franchise agreements;
•make certain expenditures, including capital expenditures;
•undertake construction of certain development assets if aggregate budgeted costs for such assets exceeds a specified percentage of total asset value;
•pay dividends on or repurchase our capital stock; and
•enter into certain transactions with affiliates.

These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. Our ability to comply with financial and other covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders could exercise their remedies available under the terms of the loan agreements, which could include accelerating outstanding debt to be immediately due and payable. If we were unable to repay or refinance the accelerated debt, the lenders could proceed against any assets pledged to secure that debt, including foreclosing on equity pledges or foreclosing on or requiring the sale of our lodging properties, and the proceeds from the sale of these assets may not be sufficient to repay such debt in full.

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Secured debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in any lodging property subject to mortgage debt or equity pledges.

All of our long-term debt existing as of December 31, 2022 is secured by mortgages on our lodging properties and related assets or pledges of the equity in our TRS Lessee subsidiaries, the subsidiaries that own our lodging properties, or both. Incurring mortgages, equity pledges and other secured debt obligations increases our risk of property losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the lodging property securing such loans or of the entities whose equity is pledged to secure such loans, which would include a loss of all of such entity's assets. For tax purposes, a foreclosure of any of our lodging properties would be treated as a sale of the lodging property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the lodging property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the IRC. We may assume or incur new mortgage or other secured indebtedness on the lodging properties and entities in our portfolio or lodging properties and entities that we acquire in the future. Any default under any one of our secured debt obligations may increase the risk of our default on our other indebtedness.

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

An increase in interest rates would increase our interest costs on our variable rate debt and could have broader effects on the cost of capital for real estate companies and real estate asset values.

With respect to our existing and future variable-rate debt, an increase in interest rates would increase our interest payments and reduce our cash flow available for other general corporate purposes, including funding of working capital, capital improvements to our lodging properties, acquisitions of additional lodging properties, or dividends, among other things. In addition, rising interest rates could limit our ability to refinance existing debt when it matures and increase interest costs on any debt that is refinanced. Further, an increase in interest rates could increase the cost of capital for real estate assets which, in turn, could have a negative effect on real estate asset values generally, and our lodging properties specifically.

See “Part II — Item 7A. — Quantitative and Qualitative Disclosures about Market Risk.”

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

We hedge our interest rate exposure to manage our exposure to interest rate volatility, however, such arrangements may adversely affect us.

We have entered into six interest rate swaps having an aggregate notional amount of $600.0 million at December 31, 2022, to hedge against interest rate increases on certain of our outstanding variable-rate indebtedness. In the future, we may manage our exposure to interest rate volatility by using hedging arrangements, such as interest rate swaps, caps, and collars. Hedging arrangements involve the risk that the arrangement may fail to protect or adversely affect us because, among other things:

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

As a result of any of the foregoing, our hedging transactions, which are intended to limit losses and exposure to interest rate volatility, could adversely affect our financial position, results of operations, and cash flows or the market price of our stock. At December 31, 2022, our interest rate swaps were in an asset position totaling $16.8 million (see "Part II – Item 8. – Financial Statements and Supplementary Data – Note 8 – Derivative Financial Instruments and Hedging").

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

We intend to maintain comprehensive insurance on our lodging properties, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by owners of properties similar to our lodging properties. Various types of catastrophic losses, such as hurricanes, floods and droughts, which can be exacerbated by climate change, or other losses caused by earthquakes, acts of terrorism, data breaches, losses related to business disruption from disputes with franchisors, losses related to business disruption caused by the Pandemic, or losses from customer litigation, may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not be sufficient to cover the operating loss or the full market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a lodging property, as well as the anticipated future revenue from the lodging property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the asset. Loan covenants, inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate an asset after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed lodging properties.

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or services provided to guests at our lodging properties, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

We and our third-party managers and franchisors rely on information technology networks and systems, including the Internet, to process, transmit and store electronic customer information. These systems require the collection and retention of large volumes of the personally identifiable information of the guests of our lodging properties, including credit card numbers. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as personally identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Cyber-attacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques that circumvent controls, evade detection, and remove or obfuscate forensic evidence, which means that we and our third-party providers may be unable to detect, investigate, contain or recover from future attacks or incidents in a timely or effective manner.

Cyber criminals may be able to penetrate our network security, or the network security of our property managers and franchisors, and misappropriate or compromise our confidential information or that of the guests of our lodging properties, create system disruptions or cause the shutdown of our lodging properties. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our computer systems, or the computer systems operated by our third-party property managers and franchisors, or otherwise exploit any security vulnerabilities of our respective networks. In addition, sophisticated hardware and operating system software and applications that we and our third-party property managers or franchisors may procure from outside companies may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with our internal operations or the operations at our lodging properties.

The costs to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential business at our lodging properties. Many of the information systems and networks used to operate our lodging properties are managed by our third-party property managers or franchisors and are not under our control. Any compromise of the function, security and availability of the information networks managed by our third-party property managers or franchisors could result in disruptions to operations, delayed sales or bookings, lost guest reservations, increased costs and lower margins. In addition, the Pandemic has increased cybersecurity risk as a result of global remote working dynamics for our customers, employees and third-party providers that present additional opportunities for threat actors to engage in social engineering and to exploit vulnerabilities in non-corporate networks. Any of these events could adversely affect our financial results, stock price and reputation, result in misstated financial reports and subject us to potential litigation and liability.

Portions of our information technology infrastructure or the information technology infrastructure of our third-party property managers and franchisors also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We or our third-party property managers and franchisors may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely affect the ability of our third-party property managers and franchisors to fulfill reservations for guestrooms and other services offered at our lodging properties.

Although we work with our third-party property managers and franchisors to protect the security of our information systems, and the data maintained in these systems, there can be no assurance that the security measures we have taken will prevent failures, inadequacies or interruptions in system services, or that system security will not be breached through physical or electronic break-ins, computer viruses or attacks by hackers. The increased level of sophistication and volume of attacks in recent years make it more difficult to predict the effect of a future breach. In addition, we rely on the security systems of our third-party property managers and franchisors to protect proprietary and guest information from these threats.

All of our third-party property managers carry cyber insurance policies to protect and offset a portion of potential costs that may be incurred from a security breach. Additionally, we currently have cyber insurance policies to provide supplemental coverage above the coverage carried by our third-party property managers. Despite various precautionary steps to protect our lodging properties from losses resulting from cyber-attacks, any occurrence of a cyber-attack could still result in losses at our properties, which could affect our results of operations. We have not experienced any cyber incidents that we believe to be material or that could have a material adverse effect on the business, financial condition and results of operations of the Company.

Any of these items could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Joint venture investments could be adversely affected by a lack of sole decision-making authority with respect to such investments, disputes with joint venture partners, and the financial condition of joint venture partners.

We have in the past and may in the future enter into strategic joint ventures with unaffiliated investors to acquire, develop, improve or dispose of lodging properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. We may not have sole decision-making authority with respect to these investments, and as a result we may not be able to take actions which are in the best interest of our stockholders.  Further, disputes between us and our joint venture partners may result in litigation or arbitration which could increase our expenses and prevent our officers and directors from focusing their time and effort on our business and could result in subjecting the lodging properties owned by the applicable joint venture to additional risks.

If a joint venture partner becomes bankrupt or otherwise defaults on its obligations under a joint venture agreement, we and any other remaining joint venture partners of that joint venture would generally remain liable for the joint venture liabilities. Furthermore, if a joint venture partner becomes bankrupt or otherwise defaults on its obligations under a joint venture agreement, we may be unable to continue the joint venture other than by purchasing such joint venture partner’s interests or the underlying assets at a premium to the market price. If any of the above risks are realized, it could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Inflation may affect consumer confidence which could reduce consumer demand for lodging, and may increase our operating costs, resulting in a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business is generally correlated to certain macroeconomic trends. During the year ended December 31, 2022, the U.S. economy has experienced the highest rate of inflation in the past 40 years. The effects of high inflation or a potential recessionary environment could adversely affect our costs, liquidity, consumer confidence, and demand for travel and lodging and could disrupt our supply chain, which would adversely affect the operation of our lodging properties. A high rate of inflation or disruption of our supply chain will cause our operating and renovation costs to increase. Additionally, if the United States experiences a recession, we would have to manage our costs and capital investments accordingly, which could adversely affect our near-term growth. These conditions could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

We may provide mezzanine financing to developers or seller financing in connection with the disposition of a lodging property which exposes us to credit financing risk in the case of a borrower default, resulting in a material adverse effect on our business, financial condition, results of operations and cash flows.

We selectively provide mezzanine financing to developers, where we also have the opportunity to acquire the lodging property at or after the completion of the development project, and we also provide seller financing in connection with the disposition of a lodging property under limited circumstances. As such, we are subject to credit financing risk in the case of a borrower default. These conditions could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

Risks Related to the Lodging Industry

The outbreak of any highly infectious or contagious diseases, could adversely affect the number of guests visiting our lodging properties and disrupt our operations, resulting in a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business is sensitive to the willingness and ability of our customers to travel. The outbreak of any highly infectious or contagious diseases, such as COVID-19 and its variants, may result in decreases in travel to and from, and economic activity in, areas in which we operate, and may adversely affect the number of guests that visit our lodging properties. The spread of highly infectious or contagious diseases could cause severe disruptions in air and other forms of travel that reduce the number of guests visiting our lodging properties. This could disrupt our operations and we could experience a material adverse effect on our business, financial condition, results of operations and cash flows. Management cannot predict the extent to which disruptions in travel as a result of infectious disease outbreaks, such as COVID-19 and its variants, will have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Pandemic has disrupted and may continue to disrupt our business, which could further materially adversely affect our operations, financial position and results of operations.

The Pandemic materially adversely affected and may continue to materially adversely affect our financial position and results of operations. The extent to which the Pandemic will continue to affect our business, liquidity, financial condition, and results of operations, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the residual effects of the Pandemic on the domestic and global economies; the long-term effects on the demand for guestrooms and levels of consumer confidence; the long-term effects on business travel or group demand for guestrooms; the long-term effects of government actions taken to mitigate the effects of the Pandemic; access to labor; and reductions in business and consumer discretionary spending. It is possible that the Pandemic may continue to cause disruptions in our supply-chain, which may cause an increase in renovation and operating costs, including the availability of and our access to labor. Supply-chain disruptions could also limit our access to critical operating supplies. Regardless of the extent or duration of the Pandemic, the perceived risk of infection or health risk may adversely affect consumer confidence, which will adversely affect our business, liquidity, financial condition and results of operations.

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

The lodging industry is highly competitive. Our lodging properties compete with other properties for guests in each market in which our lodging properties operate based on a number of factors, including location, convenience, brand affiliation, guestroom rates, range of services and guest amenities or accommodations offered and quality of customer service. We also compete with numerous owners and operators of vacation ownership resorts, as well as companies that offer alternative accommodations, such as Airbnb and similar organizations, which operate websites that market available furnished, privately-owned residential properties, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis. Competition will often be specific to the individual markets in which our lodging properties are located and includes competition from existing and new lodging properties, including alternative accommodations. The price transparency of the lodging industry could lead to difficulty in increasing ADR as our competitors may offer guestrooms at lower rates than we can, which could result in our competitors increasing their occupancy at our expense. Competition could adversely affect our occupancy, ADR and RevPAR, and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make.

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Our operating results and ability to make distributions to our stockholders may be adversely affected by the risks inherent to the ownership of lodging properties and the markets in which we operate.

Lodging properties have different economic characteristics than many other real estate assets. A typical office property owner, for example, has long-term leases with third-party tenants, which provide a relatively stable long-term stream of revenue. By contrast, our lodging properties are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•relatively short-duration occupancies;
•dependence on business and commercial travelers and tourism;
•over-building of lodging properties in our markets, which could adversely affect occupancy and revenue at the lodging properties we acquire;
•increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;
•increases in operating costs, including increased real estate and personal property taxes, due to inflation and other factors that may not be offset by increased guestroom rates;
•potential increases in labor costs at our lodging properties, including as a result of unionization of the labor force, and increasing health care insurance expense;
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

We have significant ongoing needs to make capital expenditures at our lodging properties, which require us to devote funds to these purposes.

Our lodging properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. Our franchisors also require periodic capital improvements as a condition of keeping the franchise licenses. In addition, our lenders and property management companies may require that we set aside annual amounts for capital improvements to our assets. These capital improvements and replacements may give rise to the following risks:

•possible environmental problems;
•construction cost overruns and delays, including the effect of supply-chain disruptions;
•defects in design or construction;
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

Development of lodging properties is subject to timing, budgeting and other risks.

We have in the past and may in the future develop lodging properties or acquire lodging properties that are under development as suitable opportunities arise, taking into consideration general economic conditions. The development of lodging properties involves a number of risks, including the following:

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

To the extent we develop lodging properties or acquire lodging properties under development, we cannot provide assurance that any development project will be completed on time or within budget. Our inability to complete a project on time or within budget could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Customers may increasingly use Internet travel intermediaries.

Guestrooms for our lodging properties can be booked through Internet travel intermediaries, including, but not limited to Expedia.com and Booking.com, and their portfolio of companies (commonly referred to as "online travel agents" or "OTA's"). As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced guestroom rates or other significant contract concessions from our property management companies. Moreover, some of these Internet travel intermediaries are attempting to offer lodging property guestrooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown property”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our lodging properties are franchised. If the amount of sales made through Internet intermediaries increases significantly, guestroom revenue may flatten or decrease, which could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Consumer trends and preferences, particularly with respect to younger generations, could change away from select-service lodging properties.

Consumer trends and preferences continuously change, especially within younger generations. Many new lodging property brands have been introduced over recent years to specifically address the perceived unique needs and preferences of younger travelers. As our portfolio is concentrated in select-service hotels, significant consumer shifts in preferences away from select-service hotels could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Risks Related to the Real Estate Industry and Real Estate-Related Investments

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our lodging properties or to adjust our portfolio in response to changes in economic and other conditions.

Our ability to promptly sell one or more lodging properties in our portfolio in response to changing economic, financial and investment conditions may be limited. We cannot predict whether we will be able to sell any lodging properties for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset. As such, the composition of our portfolio may be difficult to vary in response to changing economic, financial and investment conditions. The real estate market is also affected by many factors that are beyond our control, including:

•adverse changes in international, national, regional and local economic and market conditions;
•changes in interest rates and in the availability, cost and terms of debt financing;
•governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances and any changes thereto;
•the ongoing need for capital improvements, particularly in older structures, that may require us to periodically close or partially close our assets for renovation and expend funds to correct defects or to make improvements before an asset can be sold;
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

Our lodging properties and development land parcels are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current or former owner of the property, to perform or pay for the cleanup of contamination (including hazardous substances, waste or petroleum products) at or emanating from the property and to pay for natural resource damage arising from contamination. These laws often impose liability without regard to whether the owner or operator knew of or caused the contamination. We can also be liable to private parties for costs of remediation, personal injury and death or property damage resulting from contamination at or emanating from our properties. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

In addition, our lodging properties (including our real property, operations and equipment) are subject to various federal, state and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to the registration, maintenance and operation of our boilers and storage tanks, air emissions from emergency generators, storm water and wastewater discharges, asbestos, lead-based paint, mold and mildew, and waste management. Some of our lodging properties also routinely handle or use hazardous or regulated substances and waste in their operations (for example, swimming pool chemicals or biological waste). Our lodging properties incur costs to comply with these environmental, health and safety laws and regulations and if these regulatory requirements are not met or unforeseen events result in the discharge of dangerous or toxic substances at our lodging properties, we could be subject to fines and penalties for non-compliance with applicable laws and material liability from third parties for harm to the environment, damage to real property or personal injury and death. We are aware of no past or present environmental liability for non-compliance with environmental, health and safety laws and regulations that we believe would have a material adverse effect on our business, assets or results of operations.

Certain lodging properties we currently own or those we acquire in the future contain, may contain, or may have contained, asbestos-containing material (“ACM”). Environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation, or demolition of a building. These laws regarding ACM may impose fines and penalties on building owners, employers and operators for failure to comply with these requirements or expose us to third-party liability.

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Compliance with the laws, regulations and covenants that apply to our lodging properties, including permit, license and zoning requirements, may adversely affect our ability to make future acquisitions or renovations, result in significant costs or delays and adversely affect our growth strategy.

Our lodging properties are subject to various covenants and local laws and regulatory requirements, including permitting and licensing requirements which can restrict the use of our properties and increase the cost of acquisition, development and operation of our lodging properties. Our lodging properties are also subject to regulations intended to address the risk of highly infectious diseases, such as COVID-19, which can restrict certain activities of our lodging properties and result in increased costs. In addition, federal and state laws and regulations, including laws such as the ADA, impose further restrictions on our operations. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance. As such, some of our lodging properties currently may be in noncompliance with the ADA. If one or more of the lodging properties in our portfolio is not in compliance with the ADA or any other regulatory requirements, we may be required to incur additional costs to bring the property into compliance and we might incur damages or governmental fines. In addition, existing requirements may change and future requirements may require us to make significant unanticipated expenditures.

These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

We have fixed obligations related to right-of-use assets on which certain of our lodging properties are located.

If we default on the terms of any of our right-of-use assets, such as ground leases, air rights or other intangible assets, and are unable to cure the default in a timely manner, we may be liable for damages and could lose our leasehold interest in the applicable property and interest in the lodging property on the ground lease property. An event of default that is not timely cured could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

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

By resolution of our board of directors, we have opted out of the business combination provisions of the MGCL and provided that any business combination between us and any other person is exempt from the business combination provisions of the MGCL, provided that the business combination is first approved by our board of directors (including a majority of directors who are not affiliates or associates of such persons). In addition, pursuant to a provision in our bylaws, we have opted out of the control share provisions of the MGCL. However, our board of directors may by resolution elect to opt into the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt into the control share provisions of the MGCL in the future.

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

Our shares of common stock are the only class of our securities that carry full voting rights. Voting rights for holders of our preferred stock exist primarily with respect to the ability to elect two additional directors to our board of directors in the event that six quarterly dividends (whether or not consecutive) payable on the preferred stock are in arrears, and with respect to voting on amendments to our charter or articles supplementary relating to the preferred stock that materially and adversely affect the rights of the holders of preferred stock or create additional classes or series of senior equity securities. However, NewcrestImage has the right to designate one person for election to our board of directors in connection with the Director Nomination Agreement entered into as part of the NCI Transaction, subject to certain conditions.

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

In addition, because we are a holding company, stockholders’ claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries, including the Convertible Notes (defined below under "Part II. - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

We own approximately 87.0% of the Common Units in the Operating Partnership, all of the issued and outstanding 6.25% Series E Cumulative Redeemable Preferred Units of the Operating Partnership (“Series E Preferred Units”), and all of the issued and outstanding 5.875% Series F Cumulative Redeemable Preferred Units of the Operating Partnership ("Series F Preferred Units"). An unrelated third-party owns all of the issued and outstanding Series Z Preferred Units that were issued in January 2022 as part of the NCI Transaction. Any future issuances by our Operating Partnership of additional Common Units or Preferred Units could reduce our ownership percentage in our Operating Partnership. Because our common stockholders do not directly own any Common Units or Preferred Units, they will not have any voting rights with respect to any such issuances or other partnership-level activities of the Operating Partnership.

If we are unable to maintain an effective system of internal controls, we may not be able to produce and report accurate financial information on a timely basis or prevent fraud.

A system of internal controls that is well designed and properly functioning is critical for us to produce and report accurate and reliable financial information and effectively prevent fraud. We must also rely on the quality of the internal control environments of our third-party property managers who provide us with financial information related to our lodging properties. At times, we may identify areas of internal controls that are not properly functioning as designed, that need improvement or that must be developed to ensure that we have an adequate system of internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually issue their own opinion on our internal controls over financial reporting. We cannot be certain that we will be successful in maintaining adequate internal controls over our financial reporting and processes. Additionally, as we grow our business, our internal controls will become more complex and we will require significantly more resources to ensure that our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if promptly remedied, could cause our stockholders to lose confidence in our financial results, which could reduce the market value of our common shares. Additionally, the existence of any material weakness or significant deficiency could require management to devote substantial time and incur significant expense to remediate any such conditions. There can be no assurance that management will be able to remediate any material weaknesses in a timely manner.

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

Sales of substantial amounts of shares of our common stock or preferred stock in the public market, or upon exchange of Common Units or exercise of any equity awards, or the perception that such sales might occur, could adversely affect the market price of our common stock and preferred stock. As of February 10, 2023, all 15,976,807 of the Common Units are redeemable and may in the future be converted into shares of our common stock on a one-for-one basis and sold into the public market. The exchange of Common Units for common stock, the vesting of any equity-based awards granted to certain directors, executive officers and other employees under the 2011 Equity Incentive Plan, which was amended and restated effective May 13, 2021 (as amended and restated, the “Equity Plan”), the issuance of our common stock or Common Units in connection with lodging property, portfolio or business acquisitions and other issuances of our common stock or Common Units could have an adverse effect on the market price of the shares of our common stock.

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

Failure to qualify as a REIT could result from a number of situations, including, without limitation:

•if the leases of our lodging properties to our TRS Lessees are not respected as true leases for federal income tax purposes;
•if our Operating Partnership is treated as a publicly traded partnership taxable as a corporation for federal income tax purposes;
•if our existing or future property management companies do not qualify as “eligible independent contractors” or if our lodging properties are not “qualified lodging facilities,” as required by federal income tax law; or
•if we fail to meet any of the required REIT qualifications.

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

The REIT distribution requirements may adversely affect our operations.

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

Our TRSs are subject to federal, state and local income tax on their taxable income, which typically consists of the revenue from the lodging properties leased by our TRS Lessees, net of the operating expenses for such lodging properties and rent payments to us. In certain circumstances, the ability of our TRSs to deduct interest expense or utilize net operating loss carryforwards for federal income tax purposes may be limited. Accordingly, although our ownership of our TRSs allows us to participate in the operating income from our lodging properties in addition to receiving rent, that operating income will be fully subject to income tax. The after-tax net income of our TRSs is available for distribution to us.

Our TRS Lessee structure subjects us to the risk of increased lodging property operating expenses.

Our leases with our TRS Lessees require our TRS Lessees to pay us rent based in part on revenue from our lodging properties. Our operating risks include decreases in lodging revenues and increases in lodging operating expenses, including but not limited to increases in wage and benefit costs, repair and maintenance expenses, energy costs and other operating expenses, which would adversely affect our TRSs’ ability to pay us rent due under the leases. Increases in these operating expenses could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

    Our Operating Partnership could be treated as a publicly traded partnership taxable as a corporation for federal income tax purposes.

Although we believe that our Operating Partnership will be treated as a partnership for federal income tax purposes, no assurance can be given that the IRS will not successfully challenge that position. If the IRS were to successfully contend that our Operating Partnership should be treated as a publicly traded partnership that is taxable as a corporation, we would fail to meet the 75% gross income test and certain of the asset tests applicable to REITs and, unless we qualified for certain statutory relief provisions, we would cease to qualify as a REIT. Also, our Operating Partnership would become subject to federal, state and local income tax, which would reduce significantly the amount of cash available for debt service and for distribution to us.

Our current property management companies, or any other property management companies that we may engage in the future may not qualify as “eligible independent contractors,” or our lodging properties may not be considered “qualified lodging facilities.”

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the lodging properties are managed by an “eligible independent contractor” and certain other requirements are satisfied. We lease all of our lodging properties to our TRS Lessees. All of our lodging properties are operated pursuant to property management agreements with property management companies that we believe qualify as an “eligible independent contractor.”  Among other requirements, to qualify as an eligible independent contractor, the property manager must not own, directly or through its stockholders, more than 35% of our outstanding shares, and no person or group of persons can own more than 35% of our outstanding shares and the shares (or ownership interest) of the lodging property manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our shares by our lodging property managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.

In addition, for a property management company to qualify as an eligible independent contractor, such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined below) for one or more persons not related to the REIT or its TRS at each time that such company enters into a property management contract with a TRS or its TRS Lessee. As of the date hereof, we believe each of our property management companies operates qualified lodging facilities for certain persons who are not related to us or our TRSs. However, no assurances can be provided that our property management companies or any other property managers that we may engage in the future will in fact comply with this requirement. Failure to comply with this requirement would require us to find other managers for future contracts and if we hired a management company without knowledge of the failure, it could jeopardize our status as a REIT.

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

We own and may in the future own interests in entities that have elected to be taxed as a REIT under the U.S. federal income tax laws (each, a “subsidiary REIT”). A subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If any of our subsidiary REITs were to fail to qualify as a REIT, then (i) such subsidiary REIT would become subject to U.S. federal income tax and (ii) our ownership of shares in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If any subsidiary REIT were to fail to qualify as a REIT, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. We may make “protective” TRS elections with respect to our subsidiary REITs and may implement other protective arrangements intended to avoid such an outcome if a subsidiary REIT were not to qualify as a REIT, but there can be no assurance that such “protective” election and other arrangements will be effective to avoid the resulting adverse consequences to us. Moreover, even if the “protective” TRS election was to be effective in the event of the failure of our subsidiary REIT to maintain its qualification as a REIT, such subsidiary REIT would be subject to federal income tax and we cannot assure you that we would not fail to satisfy the requirement that not more than 20 percent of the value of our total assets may be represented by the securities of one or more TRSs. In this event, we would fail to qualify as a REIT unless we or such subsidiary REIT could avail ourselves or itself of certain relief provisions.

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

We may pay taxable dividends in our common stock and cash, in which case stockholders may sell shares of our common stock to pay taxes on such dividends.

We may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder.  Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, as long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend to pay these taxes, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold federal income tax with respect to such dividends, including with respect of all or a portion of such dividend that is payable in common stock. If we made a taxable dividend payable in cash and our common stock and a significant number of our stockholders decide to sell shares of our common stock to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. We do not currently intend to pay a taxable dividend of our common stock and cash.

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

Risks Related to Environmental, Social and Governance Factors

Our business is subject to a series of risks arising from climate change.

There are inherent climate-related risks wherever businesses operate. We are subject to risks associated with natural disasters, including but not limited to storms, flooding, droughts, wildfires, and extreme temperature events. Such disasters may become more frequent or intense as a result of climate change. Climate change may also result in negative physical effects, including rising sea levels and changes in temperature and precipitation patterns. As a result of the foregoing, we may experience increased costs or decreased availability of certain products which are important to our or our lessees’ operations, including but not limited to insurance, water, and energy. Separately, we have incurred, and in future may continue to incur, costs associated with structural enhancements to our lodging properties to mitigate climate-related effects. While such costs to-date have not been material, we cannot guarantee that we will not be subject to material costs in future. Even in situations where we have engaged in mitigation efforts, we may incur significant losses or repair costs or business interruptions that may not be fully covered by insurance.

Additionally, our business is exposed to risks associated with efforts to mitigate or respond to climate change, including but not limited to regulatory developments and changes in market demand. For example, some state and local governments have adopted, or considered adopting, restrictions on water use or GHG emissions. Separately, the SEC has proposed disclosure requirements that would require companies to disclose a range of climate-related information, which may require us to incur substantial monitoring and compliance costs. Changes in consumer preferences, whether due to physical climate conditions or environmentally-minded travel considerations, may also result in decreased demand for lodging in certain markets where we operate. These and other risks may reduce demand for our properties or otherwise result in adverse effects on our business, financial condition, and results of operations.

Actions by organized labor could have a material adverse effect on our business.

We believe that unions are generally becoming more aggressive about organizing workers at lodging properties in certain locations and in certain cases are demanding changes to work rules or conditions that are potentially more costly to owners.  If the workers employed by the third-party property management companies that manage our lodging properties unionize in the future, potential labor activities at any affected lodging property could significantly increase the administrative, labor and legal expenses of the third-party property management company that we have engaged to manage that lodging property, which likely would adversely affect the operating results of the lodging properties. If lodging properties in our portfolio are unionized, this could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Increasing attention to and evolving expectations for environmental, social and governance ("ESG") matters may increase our costs, harm our reputation, or otherwise adversely affect our business.

We established our Corporate Responsibility program in 2017 to take positive actions to meet our responsibility to be more sustainable, inclusive and equitable and to address increasing investor and societal concern related to climate change, social justice and governance matters. Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain markets, enhanced compliance or disclosure obligations, or other adverse effects on our business, financial condition, or results of operations.

In addition, from time to time we establish and publicly announce voluntary efforts (including but not limited to disclosures, certifications, goals and commitments) with respect to our sustainability programs and initiatives. However, such efforts may be costly and may not have the desired effect. For example, expectations around our management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. Moreover, certain of our efforts are based on hypothetical expectations and assumptions that are necessarily uncertain and may be prone to error or misinterpretation due to the long timelines involved and the lack of an established single approach to identifying, measuring, and reporting on many ESG matters. Our efforts may also be at least partially reliant on third-party information, which we do not necessarily, and in some cases cannot, independently verify. Any errors in such information, including estimates and assumptions, may materially and adversely affect our ability to achieve our ESG-related efforts. If we and our brand and property management partners fail to properly establish, fail to achieve, or fail to adequately report on our progress toward achieving our sustainability goals and commitments, or are otherwise perceived as having not sufficiently addressed ESG matters, we may be subject to negative publicity that could adversely affect consumer preference for our lodging properties or subject us to enhanced investor or regulator engagement on our ESG initiatives and disclosures, even if such efforts are currently voluntary.

Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us or our industry, which could negatively affect our share price as well as our access to and cost of capital. To the extent ESG matters negatively affect our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely affect our operations. We also anticipate there to be increasing regulation, disclosure-related and otherwise, regarding ESG matters, which could result in increased costs and scrutiny that could increase the risk associated with all of the items identified in this risk factor. Certain of our customers, suppliers, and business partners may also be subject to similar risks, which could result in additional or augmented risks

Item 1B.    Unresolved Staff Comments.

None.

Item 2.        Properties.

Our Portfolio

According to current chain scales as defined by STR, as of December 31, 2022, six of our lodging properties with a total of 953 guestrooms are categorized as Upper-upscale hotels, 81 of our lodging properties with a total of 12,279 guestrooms are categorized as Upscale hotels and 15 of our lodging properties with a total of 2,091 guestrooms are categorized as Upper-midscale hotels. We have one lodging asset that is an 11-unit glamping property. Lodging property information for the year ended December 31, 2022 is as follows:

Franchise/Brand	Location	STR Chain Scale	Number of Guestrooms
Marriott
AC Hotel by Marriott(2)(6)	Miami, FL	Upscale	156
AC Hotel by Marriott(4)(5)	Houston, TX	Upscale	195
AC Hotel by Marriott(4)(5)	Frisco, TX	Upscale	150
AC Hotel by Marriott(4)(5)	Oklahoma City, OK	Upscale	142
AC Hotel by Marriott(4)(5)	Dallas, TX	Upscale	128
AC Hotel by Marriott(1)	Atlanta, GA	Upscale	255
Courtyard by Marriott(4)(5)	Grapevine, TX	Upscale	181
Courtyard by Marriott(4)(5)	Amarillo, TX	Upscale	107
Courtyard by Marriott(1)	Indianapolis, IN	Upscale	297
Courtyard by Marriott(1)	Fort Lauderdale, FL	Upscale	261
Courtyard by Marriott(1)	Nashville, TN	Upscale	226
Courtyard by Marriott(1)	New Haven, CT	Upscale	207
Courtyard by Marriott(1)	Fort Worth, TX	Upscale	203
Courtyard by Marriott(1)	New Orleans (Convention), LA	Upscale	202
Courtyard by Marriott(1)	Charlotte, NC	Upscale	181
Courtyard by Marriott(1)	Atlanta (Decatur), GA	Upscale	179
Courtyard by Marriott(1)	New Orleans (Metairie), LA	Upscale	153
Courtyard by Marriott(1)	Atlanta (Downtown), GA	Upscale	150
Courtyard by Marriott(1)	New Orleans (French Quarter), LA	Upscale	140
Courtyard by Marriott(1)	Kansas City, MO	Upscale	123
Courtyard by Marriott(1)	Dallas (Arlington), TX	Upscale	103
Courtyard by Marriott(4)	Pittsburgh, PA	Upscale	183
Courtyard by Marriott(4)	Phoenix (Scottsdale), AZ	Upscale	153
Element(2)(6)	Miami, FL	Upscale	108
Fairfield Inn & Suites by Marriott(1)	Louisville, KY	Upper-midscale	140

Franchise/Brand	Location	STR Chain Scale	Number of Guestrooms
Four Points by Sheraton(2)	San Francisco, CA	Upscale	101
Marriott(1)	Boulder, CO	Upper-upscale	165
Residence Inn by Marriott(4)(5)	Frisco, TX	Upscale	150
Residence Inn by Marriott(4)(5)	Dallas, TX	Upscale	121
Residence Inn by Marriott(4)(5)	Tyler, TX	Upscale	119
Residence Inn by Marriott(1)	Baltimore (Downtown), MD	Upscale	189
Residence Inn by Marriott(1)	Cleveland, OH	Upscale	175
Residence Inn by Marriott(1)	Atlanta, GA	Upscale	160
Residence Inn by Marriott(1)	Boston (Watertown), MA	Upscale	150
Residence Inn by Marriott(1)	Baltimore (Hunt Valley), MD	Upscale	141
Residence Inn by Marriott(1)	New Orleans (Metairie), LA	Upscale	120
Residence Inn by Marriott(1)	Branchburg, NJ	Upscale	101
Residence Inn by Marriott(1)	Dallas (Arlington), TX	Upscale	96
Residence Inn by Marriott(2)(3)	Portland (Portland Airport at Cascade Station), OR	Upscale	124
Residence Inn by Marriott(4)	Portland (Downtown), OR	Upscale	258
Residence Inn by Marriott(4)	Portland (Hillsboro), OR	Upscale	122
Residence Inn by Marriott(4)	Steamboat Springs, CO	Upscale	110
SpringHill Suites by Marriott(4)(5)	Dallas, TX	Upscale	148
SpringHill Suites by Marriott (4)(5)	New Orleans, LA	Upscale	74
SpringHill Suites by Marriott(1)	New Orleans, LA	Upscale	208
SpringHill Suites by Marriott(1)	Louisville, KY	Upscale	198
SpringHill Suites by Marriott(1)	Indianapolis, IN	Upscale	156
SpringHill Suites by Marriott(1)	Nashville, TN	Upscale	78
SpringHill Suites by Marriott(4)	Phoenix (Scottsdale), AZ	Upscale	121
TownePlace Suites by Marriott(4)(5)	Grapevine, TX	Upper-midscale	120
TownePlace Suites by Marriott(4)(5)	New Orleans, LA	Upper-midscale	105
Total Marriott (51 hotel properties)			7,933

Hilton
Canopy Hotel(4)(5)	Frisco, TX	Upper-upscale	150
Canopy Hotel (3)(4)(5)	New Orleans, LA	Upper-upscale	176
DoubleTree(1)	San Francisco, CA	Upscale	210
Embassy Suites(2)(4)	Tucson, AZ	Upper-upscale	120
Embassy Suites(3)(4)(5)	Amarillo, TX	Upper-upscale	226
Hampton Inn & Suites(4)(5)	Dallas, TX	Upper-midscale	176
Hampton Inn & Suites(1)	Baltimore, MD	Upper-midscale	116
Hampton Inn & Suites(1)	Ventura (Camarillo), CA	Upper-midscale	116
Hampton Inn & Suites(1)	San Diego (Poway), CA	Upper-midscale	108
Hampton Inn & Suites(1)(3)	Austin, TX	Upper-midscale	209
Hampton Inn & Suites(2)	Minneapolis, MN	Upper-midscale	211
Hampton Inn & Suites(4)(5)	Tampa (Ybor City), FL	Upper-midscale	138
Hampton Inn & Suites(4)(5)	Silverthorne, CO	Upper-midscale	88
Hilton Garden Inn(2)(3)(4)	Grapevine, TX	Upscale	152
Hilton Garden Inn(4)(5)	Longview, TX	Upscale	122
Hilton Garden Inn(4)(5)	Bryan, TX	Upscale	119
Hilton Garden Inn(1)	Houston (Energy Corridor), TX	Upscale	190
Hilton Garden Inn(1)	Boston (Waltham), MA	Upscale	148
Hilton Garden Inn(1)	Greenville, SC	Upscale	120
Hilton Garden Inn(1)	Minneapolis (Eden Prairie), MN	Upscale	97
Hilton Garden Inn(1)(3)	Houston (Galleria), TX	Upscale	182

Franchise/Brand	Location	STR Chain Scale	Number of Guestrooms
Hilton Garden Inn(4)(5)	San Jose (Milpitas), CA	Upscale	161
Homewood Suites(4)(5)	Midland, TX	Upscale	118
Homewood Suites(4)(5)	Aliso Viejo (Laguna Beach), CA	Upscale	129
Homewood Suites(4)(5)	Tucson, AZ	Upscale	122
Total Hilton (25 hotel properties)			3,704

Hyatt
Hyatt House(1)	Orlando, FL	Upscale	168
Hyatt House(1)	Miami, FL	Upscale	163
Hyatt House(1)	Denver (Englewood), CO	Upscale	135
Hyatt Place(4)(5)	Oklahoma City, OK	Upscale	134
Hyatt Place(4)(5)	Plano, TX	Upscale	127
Hyatt Place(4)(5)	Grapevine, TX	Upscale	125
Hyatt Place(4)(5)	Lubbock, TX	Upscale	125
Hyatt Place(1)	Minneapolis, MN	Upscale	213
Hyatt Place(1)	Chicago (Downtown), IL	Upscale	206
Hyatt Place(1)	Chicago (Lombard), IL	Upscale	151
Hyatt Place(1)	Orlando (Convention), FL	Upscale	150
Hyatt Place(1)	Orlando (Universal), FL	Upscale	150
Hyatt Place(1)	Denver (Lone Tree), CO	Upscale	127
Hyatt Place(1)	Phoenix (Scottsdale), AZ	Upscale	126
Hyatt Place(1)	Denver (Englewood), CO	Upscale	126
Hyatt Place(1)	Chicago (Hoffman Estates), IL	Upscale	126
Hyatt Place(1)	Baltimore (Owing Mills), MD	Upscale	123
Hyatt Place(1)	Long Island (Garden City), NY	Upscale	122
Hyatt Place(1)(3)	Portland (Portland Airport/Cascade Station), OR	Upscale	136
Hyatt Place(2)	Phoenix (Mesa), AZ	Upscale	152
Total Hyatt (20 hotel properties)			2,885

IHG
Holiday Inn Express & Suites(4)(5)	Oklahoma City, OK	Upper-midscale	124
Holiday Inn Express & Suites(4)(5)	Grapevine, TX	Upper-midscale	95
Holiday Inn Express & Suites(1)	San Francisco, CA	Upper-midscale	252
Holiday Inn Express & Suites(1)	Minneapolis (Minnetonka), MN	Upper-midscale	93
Hotel Indigo(1)	Asheville, NC	Upper-upscale	116
Staybridge Suites(1)	Denver (Glendale), CO	Upscale	121
Total IHG (6 hotel properties)			801

Independent
Onera(7)	Fredericksburg, TX	N/A	11
Total Portfolio (103 lodging properties)			15,334

(1)    These lodging properties are included in our borrowing base for our senior revolving credit and term loan facilities at December 31, 2022.
(2)    These lodging properties are subject to mortgage debt at December 31, 2022.  For additional information concerning our mortgage debt and lenders, see "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outstanding Indebtedness,” and "Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt.”
(3)    These lodging properties are subject to ground leases as described below in “Our Lodging Property Operating Agreements — Ground Leases.”
(4)    We own a 51% controlling interest in these lodging properties through our consolidated GIC Joint Venture.
(5)    These lodging properties are included in our borrowing base for our GIC Joint Venture credit and term loan facilities at December 31, 2022.
(6)    We own a 90% controlling interest in these lodging properties through our Brickell Joint Venture.
(7)    We own a 90% controlling interest in these lodging properties through our Onera Joint Venture.

In addition to our lodging property portfolio, we own two parcels of undeveloped land that are designated as held for sale. The land parcels are generally suitable for the development of new lodging properties or the development of restaurants.  When unique opportunities to develop lodging properties utilizing our own resources arise, we may develop our own lodging properties on occasion. To reduce the risk of incurring a prohibited transaction tax on any sales of our undeveloped land, we may transfer some or all of these land parcels to our TRSs.

Our Lodging Property Operating Agreements

Ground Leases

At December 31, 2022, seven of our lodging properties are subject to ground lease agreements that cover all of the land underlying the respective lodging property.

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

•The Hampton Inn & Suites located in Austin (Downtown/Convention Center), TX is subject to a ground lease with an initial lease termination date of May 31, 2050. Annual ground rent currently is estimated to be $0.4 million, including performance-based incentive rent.  Annual rent is increased every five years with the next adjustment coming in 2025.

•The Hilton Garden Inn located in Houston (Galleria), TX is subject to a ground lease with an initial lease termination date of April 20, 2053 with one option to extend for an additional 10 years. Annual ground rent currently is estimated to be $0.5 million, including performance-based incentive rent.  Annual rent is increased every five years with the next adjustment coming in 2023.

•The Hilton Garden Inn located in Grapevine (Silver Lake Crossing), TX is subject to a ground lease with an initial lease termination date of September 30, 2064. Annual ground rent currently is estimated to be $0.2 million. Annual rent is increased every five years with the next adjustment coming in 2024.

•The Embassy Suites located in Amarillo (Downtown), TX is subject to a ground lease with an initial lease termination date of October 1, 2095. The annual ground rent is nominal and increases every year.

•The Canopy Hotel located in New Orleans, LA is subject to a ground lease with an initial lease termination date of December 31, 2054. The annual ground rent is nominal and is fixed for the first 30 years.

These ground leases generally require us to make rental payments and payments for our share of charges, costs, expenses, assessments and liabilities, including real property taxes and utilities.  Furthermore, these ground leases generally require us to obtain and maintain insurance covering the subject property.

Franchise Agreements

At December 31, 2022, all except for one of our lodging properties operate under franchise agreements, or similar agreements, that allow for access to reservation systems, with Marriott, Hilton, Hyatt, or IHG. We believe that the public’s perception of the quality associated with a branded lodging property is an important feature in its attractiveness to guests. Franchisors provide a variety of benefits to franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, loyalty programs, training of personnel and maintenance of operational quality at lodging properties across the brand system.

The terms of our franchise agreements generally range from 10 to 20 years with various extension provisions. Each of our franchisors receive franchise fees ranging from 2% to 6% of each lodging property’s room revenue, and some agreements require that we pay marketing fees of up to 4% of room revenue. In addition, some of these franchise agreements require that we deposit into a reserve fund for capital expenditures up to 5% of the lodging property’s gross or room revenues, depending on the franchisor, to ensure that we comply with the franchisors’ standards and requirements. We also pay fees to our franchisors for services such as reservation and information systems.

Property Management Agreements

At December 31, 2022, all of our lodging properties are operated pursuant to property management agreements with professional third-party property management companies as follows:

Management Company	Number of Properties	Number of Guestrooms
Affiliates of Aimbridge Hospitality, including Interstate Management Company, LLC	62	9,166
OTO Development, LLC	15	2,164
Stonebridge Realty Advisors, Inc. and affiliates	8	1,143
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	6	973
Crestline Hotels & Resorts, LLC	4	570
White Lodging Services Corporation	2	453
Hersha Hospitality Management	2	338
Concord Hospitality Enterprises	2	264
InterContinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Blink Data Services, LLC	1	11
Total	103	15,334

Our typical property management agreement requires us to pay a base fee to our property manager calculated as a percentage of total property revenues.  In addition, our property management agreements generally provide that the property manager can earn an incentive fee upon achieving earnings before interest, taxes, depreciation and amortization ("EBITDA") over certain thresholds.  Our TRS Lessees may employ other property managers in the future.  We do not, and will not, have any ownership or economic interest in any of the property management companies engaged by our TRS Lessees.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NYSE on February 9, 2011 under the symbol “INN.”  Prior to that time, there was no public trading market for our common stock. The last reported sale price for our common stock as reported on the NYSE on February 10, 2023 was $8.07 per share.

Stockholder Information

As of February 10, 2023, our common stock was held of record by 262 holders and there were 106,901,576 shares of our common stock outstanding.

Stockholder Return Performance

The following graph compares the five-year cumulative total stockholder return on the common stock of Summit Hotel Properties, Inc. against the cumulative total returns of the Standard & Poor’s Corporation Composite 500 Index and the Dow Jones U.S. Hotels Index. The graph assumes an initial investment of $100 in the common stock of Summit Hotel Properties, Inc. and in each of the indexes, and also assumes the reinvestment of dividends.

	Year Ended
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Summit Hotel Properties, Inc.	$100.00	$67.46	$91.00	$67.48	$73.09	$54.58
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
Dow Jones U.S. Hotels Index	$100.00	$86.90	$100.69	$74.20	$84.98	$71.92

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of Summit Hotel Properties, Inc. (or any of our respective subsidiaries) under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

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

The timing and frequency of distributions will be authorized by our Board of Directors, in its sole discretion, and declared by us based upon a variety of factors deemed relevant by our directors, including financial condition, restrictions under applicable law and loan agreements, capital requirements and the REIT requirements of the IRC. Our ability to make distributions will generally depend on receipt of distributions from the Operating Partnership, which depends primarily on lease payments from our TRS Lessees with respect to our lodging properties.

We are generally restricted from declaring or paying any distributions or setting aside any funds for the payment of distributions on our common stock unless full cumulative distributions on our preferred stock have been declared and either paid or set aside for payment in full for all past distribution periods.

As a result of the negative financial effects of the Pandemic on our business, we suspended the declaration and payment of dividends on our common stock and operating partnership units beginning in the first quarter of 2020. In addition, as a result of the modification of our 2018 Senior Credit Facility, 2017 Term Loan and 2018 Term Loan, we were restricted from declaring and paying dividends on our common stock and Common Units and Preferred Units, other than distributions required to maintain our REIT status, through March 31, 2022 when the financial and other covenant waivers and adjustments under such facilities are no longer effective.

Beginning in August of 2022, we resumed payment of quarterly dividends on our common stock. In both August and November of 2022, we declared and paid dividends of $0.04 per share. Additionally, on January 26, 2023, the Board of Directors declared a $0.04 common dividend payable on February 28, 2023 to holders of record at February 14, 2023.

Item 6.        [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of lodging demand include changes in gross domestic product, corporate profits, capital investments, employment and more recently, travel-related health and safety restrictions and concerns. Volatility in the economy and risks arising from global and domestic political or economic conditions may cause slowing economic growth, which would have an adverse effect on lodging demand. The global and U.S. economies, and the travel and lodging industries, have experienced a significant downturn as a result of the Pandemic. During the twelve months ended December 31, 2022, we experienced a significant recovery in demand for our lodging properties driven primarily by leisure travel. Business and group demand remain below historical levels and are recovering more slowly; however, we have recently begun to experience an increase in demand related to these segments as the effects of the Pandemic have diminished.

Rising inflation was pervasive throughout 2022 increasing the cost of salaries, wages, material, freight, and energy. Higher costs due to general business inflation were partially offset by lodging price increases, which offset the effect of inflation on our operating results. We expect relatively higher inflation to continue in 2023 resulting in higher costs. If customers are unwilling to accept these price increases, inflation could have an adverse effect on our operations and financial condition.

Effects of the Pandemic on Our Business

The effects of the Pandemic and the restrictions implemented in response to the Pandemic had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline in all forms of travel, both domestic and international, and a significant decline in demand for lodging. These conditions resulted in a substantial decline from pre-Pandemic levels in our revenues, profitability and cash flows from operations during the years ended December 31, 2020 and 2021.

During the twelve months ended December 31, 2022, we experienced significant improvement in our business, driven primarily by leisure travel and to a lesser extent modest improvement in other demand segments, including business and group travel. We anticipate that continued improvement in operating trends will be dependent on sustained strength in leisure travel and an ongoing recovery of business and group travel. More broadly, a return to normalized levels of operations is dependent upon a continuation in the recovery of our business, and maintaining a high-quality portfolio aligned with evolving guest preferences.

Management’s Actions in Response to the Effects of the Pandemic on Our Operations

We implemented the following actions to mitigate the negative effects of the Pandemic on our consolidated financial position, results of operations and cash flows:

Operational Adjustments

In response to the rapid decline in demand for room nights and loss of revenues as a result of the Pandemic, we and our property managers evaluated each lodging property in our portfolio and initially adjusted labor and cost structures for lodging properties based on existing market conditions. As demand at our lodging properties has increased during the years ended December 31, 2022 and 2021, we have also increased staffing commensurately.

Financial Measures and Liquidity

Beginning in March 2020, we took significant action to enhance our overall liquidity position in response to the Pandemic’s effect on our financial position, which continued into the year ended December 31, 2022.

On January 12, 2021, we sold $287.5 million aggregate principal amount of our 1.50% convertible senior notes due 2026 (the "Convertible Notes").

On May 1, 2021, we contributed a portfolio of six lodging properties containing 846 guestrooms to the GIC Joint Venture. The estimated market value of the portfolio of lodging properties was $172.0 million and GIC contributed $84.3 million in cash for its 49% interest in the GIC Joint Venture after the completion of the transfer of the six lodging properties. Net proceeds from the transaction were used to repay $62.5 million of our senior debt and $20.9 million was applied to our Cash and cash equivalents balances.

On August 12, 2021, we completed the offering of 4,000,000 Series F preferred shares for net proceeds of $96.6 million, after the underwriting discount and offering-related expenses of $3.4 million. On September 4, 2021, using proceeds from the issuance of the Series F preferred shares, we paid $75.0 million to redeem all 3,000,000 of its outstanding 6.45% Series D Cumulative Redeemable Preferred Stock at a redemption price of $25 per share plus accrued and unpaid dividends. The remaining net proceeds from the Series F preferred share offering was used to repay $22.0 million of our senior debt.

See “Part II - Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Part II - Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt,” for additional information.

Health and Well-being

Substantially all of our lodging properties are licensed with national franchise brands, and we have worked closely with our brand partners to develop and implement comprehensive protocols for the safety and well-being of employees and guests to address a broad spectrum of pathogens and viruses, including COVID-19 and variants thereof. We continue to apply advanced cleaning procedures developed during the Pandemic to all of our lodging properties.

Operating Performance Metrics

We use a variety of performance indicators and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP, as well as other financial information that is not prepared in accordance with GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual lodging properties, groups of lodging properties or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

•Occupancy — Occupancy represents the total number of guestrooms occupied divided by the total number of guestrooms available.
•Average Daily Rate (ADR) — ADR represents total room revenues divided by the total number of guestrooms occupied.
•Revenue Per Available Room (RevPAR) — RevPAR is the product of ADR and Occupancy.

Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important metric for monitoring operating performance at the individual lodging property level and across our business as a whole. We evaluate individual lodging property RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and market-by-market basis. ADR and RevPAR are based only on room revenue. Room revenue depends on demand (as measured by occupancy), pricing (as measured by ADR), and our available supply of lodging property guestrooms. Our ADR, occupancy and RevPAR performance may be affected by macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, air travel and other business and leisure travel, new lodging property construction, and the pricing strategies of competitors. In addition, our ADR, occupancy and RevPAR performance is dependent on the continued success of our partners, franchisors and brands.

Lodging Property Portfolio Activity

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

On May 1, 2021, we contributed a portfolio of six lodging properties containing 846 guestrooms to our GIC Joint Venture. The estimated market value of the portfolio of lodging properties was $172.0 million and GIC, our GIC Joint Venture partner, paid us $84.3 million in cash to maintain its 49% interest in the GIC Joint Venture after the completion of the transfer of the six lodging properties. See "Part II – Item 8. – Financial Statements and Supplementary Data - Note 3 – Investments in Lodging Property, net for additional information."

On July 9, 2021, we acquired a 110-room Residence Inn in Steamboat Springs, CO through our GIC Joint Venture for $33.0 million. Additionally, on December 21, 2021, through our GIC Joint Venture, we acquired a 120-room Embassy Suites in Tucson, AZ for $25.5 million.

During the quarter ended March 31, 2022, the Operating Partnership and the GIC Joint Venture closed on the NCI Transaction for the acquisition of a portfolio of 27 lodging properties, containing an aggregate of 3,709 guestrooms, and two parking structures, containing 1,002 spaces, and various financial incentives for an aggregate purchase price of $822.0 million.

In May 2022, the GIC Joint Venture completed the sale of a 169-guestroom Hilton Garden Inn San Francisco Airport North in San Francisco, CA for a gross selling price of $75.0 million. The sale of this property resulted in a net gain of $20.5 million to the GIC Joint Venture.

On June 10, 2022, we formed the Brickell Joint Venture (see "See Part II – Item 8. – Financial Statements and Supplementary Data - Note 9 - Non-controlling Interests and Redeemable Non-controlling Interests") to facilitate the exercise of our purchase option to acquire a 90% equity interest in the AC/Element Hotel. The exercise price of the purchase option was $89.0 million and was primarily funded with the conversion of the mezzanine loan of $29.9 million to equity, $7.9 million in cash and the assumption of debt.

On October 26, 2022, we completed the acquisition of a 90% equity interest in the Onera Joint Venture that owns a high-end glamping property for $5.2 million in cash, plus additional contingent consideration limited to a maximum of $1.8 million, payable to the seller based on performance of the property for the 12-month period ending July 31, 2023. The Onera Joint Venture has a 100% fee simple interest in real property and improvements consisting of 11 glamping lodging units and a 6.4-acre parcel of undeveloped land that will be developed as phase two of the lodging site in the future.

Subsequent to December 31, 2022, we entered into a purchase and sale agreement with a third-party to sell a portfolio of four lodging properties for $28.1 million. We reclassified the properties to Assets held for sale, net at December 31, 2022 and recorded a write-down of $2.9 million in the fourth quarter of 2022 for the excess of the net carrying amount of the portfolio of properties over the expected net selling price less costs to sell. In addition, we entered into a purchase and sale agreement with a third-party to sell a 6.0-acre parcel of undeveloped land for $1.3 million. We reclassified the property to Assets held for sale, net at December 31, 2022 and recorded a write-down of $0.3 million in the fourth quarter of 2022 for the excess of the net carrying amount of the undeveloped land over the expected net selling price less costs to sell. Subsequent to December 31, 2022, we also entered into an agreement for the sale of two lodging properties for $50.5 million. We reclassified the properties to Assets held for sale, net at December 31, 2022 and recorded a write-down of $7.2 million at December 31, 2022 for the excess of the net carrying amount of the properties over the expected net selling price less costs to sell.

See “Part II – Item 8. – Financial Statements and Supplementary Data –Note 3 - Investments in Lodging Property, net” to the Consolidated Financial Statements for additional information concerning our asset acquisitions, development, and dispositions.

Revenues and Operating Expenses

Our revenues are derived from lodging operations and consist of room revenue, food and beverage revenue and other revenue. As a result of our focus on lodging properties with efficient operating models, substantially all of our revenues are related to the sales of guestrooms. Our other revenue consists of ancillary revenues related to meeting rooms, parking and other guest services provided at certain of our properties.

Our property operating expenses consist primarily of expenses incurred in the day-to-day operation of our lodging properties. Many of our expenses are fixed, such as essential lodging property staff, real estate taxes, insurance, and depreciation. These expenses generally do not decrease even if the revenues at our lodging properties decrease. Room expense includes housekeeping and front office wages and payroll taxes, reservation systems, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other operating expenses include labor and other costs associated with administrative departments, sales and marketing, repair and maintenance, utility costs and franchise fees.

As discussed above under “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management’s Actions in Response to the Effects of the Pandemic on Our Operations – Operational Adjustments,” in response to the rapid decline in demand for room nights and loss of revenues throughout the Pandemic, we and our property managers evaluated each lodging in our portfolio to determine if market conditions warranted the temporary suspension of operations, and to adjust labor cost structures for lodging that would continue to operate. Although the vast majority of our lodging properties remained open throughout the Pandemic, staffing levels were temporarily reduced to levels that safely and effectively maintain reasonable accommodations for our guests. As demand at our lodging properties has increased, we have also increased staffing commensurately. Our lodging properties implemented and have continued to modify health and safety protocols aligned with brand guidelines to allay guest concerns about COVID-19 and its variants.

Results of Operations

The comparisons that follow should be reviewed in conjunction with the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Comparison of 2022 to 2021

The following table contains key operating metrics for our total portfolio and our same-store portfolio for 2022 compared with 2021 (dollars in thousands, except ADR and RevPAR). Our same-store portfolio consists of properties that we owned as of December 31, 2022 and that we have owned at all times since January 1, 2021.

	2022		2021		Year-over-Year Dollar Change		Year-over-Year Percentage Change
	Total Portfolio (103 Properties)	Same-Store Portfolio (71 properties)	Total Portfolio (74 properties)	Same-Store Portfolio (71 properties)	Total Portfolio (103/71 properties)	Same-Store Portfolio (71 properties)	Total Portfolio (103/71 properties)	Same-Store Portfolio (71 properties)
Revenues:
Room	$609,370	$465,162	$334,338	$327,918	$275,032	$137,244	82.3%	41.9%
Food and beverage	32,117	14,992	7,299	7,114	24,818	7,878	340.0%	110.7%
Other	34,208	25,214	20,289	19,870	13,919	5,344	68.6%	26.9%
Total	$675,695	$505,368	$361,926	$354,902	$313,769	$150,466	86.7%	42.4%

Expenses:
Room	$136,999	$104,322	$74,781	$73,317	$62,218	$31,005	83.2%	42.3%
Food and beverage	24,897	11,356	4,856	4,671	20,041	6,685	412.7%	143.1%
Other hotel operating expenses	207,975	5,422	123,626	4,433	84,349	989	68.2%	22.3%
Total	$369,871	$121,100	$203,263	$82,421	$166,608	$38,679	82.0%	46.9%

Occupancy	69.7%	70.0%	62.3%	62.3%	n/a	n/a	11.9%	12.4%
ADR	$158.58	$163.61	$129.70	$129.73	$28.88	$33.88	22.3%	26.1%
RevPAR	$110.46	$114.61	$80.74	$80.80	$29.72	$33.81	36.8%	41.8%

The total portfolio information above includes revenues and expenses from the lodging properties that we acquired during the year ended December 31, 2022 (the “2022 Acquired Properties”) from the date of acquisition through December 31, 2022, and operating information (occupancy, ADR, and RevPAR) for the period each lodging property was owned. Accordingly, the information does not reflect a full twelve months of operations for the year ended December 31, 2022 for the 2022 Acquired Properties.

Changes from the year ended December 31, 2022 compared with the year ended December 31, 2021 were due to the following:

•Revenues and RevPAR. The increase in total revenues and RevPAR for our total portfolio for the year ended December 31, 2022 compared to the year ended December 31, 2021 was due to continued strength in leisure travel as well as improving corporate and group demand resulting in steady improvement in both weekend and weekday results. Additionally, revenues increased due to the NCI Transaction, the Brickell Transaction and the Onera Transaction, which significantly expanded the size of our portfolio. Our increased exposure to the Sunbelt, focused revenue management, and property management initiatives related to the portfolio acquired in the NCI Transaction also contributed to significant revenue growth during the period. On a same store basis, the improvements in our business resulted in an increase of approximately 12.4% in occupancy and a 26.1% in average daily rate during the year ended December 31, 2022, which resulted in an 41.8% increase in same-store RevPAR. For the total portfolio, we experienced an increase of approximately 11.9% in occupancy and an increase of 22.3% in average daily rate during the year ended December 31, 2022. This resulted in an increase in RevPAR of 36.8% over the same period in the prior year. See "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of Pandemic on Our Business" for further information.

•Room Expenses. The increase in room expenses for both our total and the same-store portfolio is highly correlated to increasing occupancy across the portfolio. Additional factors contributing to higher room expenses include increasing labor costs driven by higher wage rates and more costly contract labor needed to meet room demand. Additionally, room costs for the total portfolio increased due to the NCI Transaction, the Brickell Transaction, and the Onera Transaction, which significantly expanded the size of our portfolio during the year ended December 31, 2022.

•Food and Beverage Revenues and Expenses. Total and same-store food and beverage revenues increased during the year ended December 31, 2022 as a result of an increase in occupancy across our portfolio and the completion of the NCI Transaction, the Brickell Transaction and the Onera Transaction. The Brickell Transaction included the acquisition of a rooftop bar which has meaningfully increased food and beverage revenues during the year ended December 31, 2022. Food and beverage expenses increased at a higher rate than food and beverage revenues due to an expansion in food and beverage product offerings compared to our offerings in prior years during the Pandemic and increased staffing costs during the year ended December 31, 2022.

•Other Hotel Operating Revenues and Expenses. The increase in other hotel operating revenues and expenses in both our total and same-store portfolios was driven by an increase in occupancy during the year ended December 31, 2022 and the completion of the NCI Transaction, the Brickell Transaction, and the Onera Transaction.

The following table includes other consolidated income and expenses for 2022 compared with 2021 (dollars in thousands).

	For the Years Ended December 31,
	2022	2021	Dollar Change	Percentage Change
Property taxes, insurance and other	$49,921	$41,350	$8,571	20.7%
Management fees	17,442	9,858	7,584	76.9%
Depreciation and amortization	150,160	105,955	44,205	41.7%
Corporate general and administrative	30,765	29,428	1,337	4.5%
Transaction costs	749	3,849	(3,100)	(80.5)%
Recoveries of credit losses	(1,100)	(2,632)	1,532	(58.2)%
Loss on write-down or impairment of assets	10,420	4,361	6,059	138.9%
Gain on disposal of assets, net	20,315	240	20,075	nm(1)
Interest expense	65,581	43,368	22,213	51.2%
Other income, net	2,627	9,523	(6,896)	(72.4)%
Income tax expense	3,611	1,473	2,138	145.1%

(1)    Not meaningful

Changes from the year ended December 31, 2022 compared with the year ended December 31, 2021 were due to the following:

•Property Taxes, Insurance and Other. The increase in Property taxes, insurance and other is primarily due to the NCI Transaction, the Brickell Transaction and the Onera Transaction, which significantly expanded the size of our portfolio during the year ended December 31, 2022. The higher property taxes resulting from an increase in the number of lodging properties in our portfolio during the year ended December 31, 2022 was partially offset by property tax reductions that we have generated through our property tax appeal efforts to reduce the assessed values of our lodging properties for property tax purposes.

•Management Fees. The increase in Management fees during the year ended December 31, 2022 is primarily due to increased consolidated revenues as our business has experienced a steady improvement in performance during the year ended December 31, 2022 and due to the completion of the NCI Transaction, the Brickell Transaction, and the Onera Transaction, which significantly expanded the size of our portfolio.

•Depreciation and Amortization. The increase in Depreciation and amortization during the year ended December 31, 2022 is primarily due to the completion of the NCI Transaction, the Brickell Transaction and the Onera Transaction, which significantly expanded the size of our portfolio and resulted in a substantial increase in our depreciable assets during the year ended December 31, 2022. Additionally, we have substantially increased capital expenditures related to renovation activities at our lodging properties during the year ended December 31, 2022 as the operating performance of our portfolio has improved.

•Corporate General and Administrative. The increase in Corporate, general and administrative expenses during the current period is primarily due to increase corporate staffing to support the growth in the business primarily driven by almost $1.0 billion in acquisitions during the year ended December 31, 2022, higher incentive and other compensation costs of approximately $2.9 million, including a one-time charge of approximately $1.3 million related to the acceleration of time-based restricted shares and the modification of performance stock-based compensation for our former Chief Operating Officer who retired on March 4, 2022, and higher legal and professional costs of approximately $2.4 million. These increases were partially offset by a net reduction in stock-based compensation of $2.7 million from the year ended December 31, 2021 to the year ended December 31, 2022. Stock-based compensation for the year ended December 31, 2021 included a one-time charge of $2.9 million of additional stock-based compensation related to the modification of certain stock award agreements due to the non-renewal of the employment contract for our former Executive Chairman in December 2021.

•Transaction Costs. Transactions costs for the year ended December 31, 2022 relate to certain one-time costs and other expenses incurred in pursuit of potential lodging property acquisitions that ultimately were not consummated. For the year ended December 31, 2021, we incurred costs of $2.1 million in transfer taxes and legal fees related to the contribution of six lodging properties to the GIC Joint Venture. GIC, our GIC Joint Venture partner, paid 49%, or $0.9 million, of the $1.8 million transfer tax which is reflected in non-controlling interest on our Consolidated Statement of Operations. We also incurred $1.7 million in transaction costs in pursuit of the acquisition of a portfolio of lodging properties that ultimately was not consummated.

•Recoveries of Credit Losses. Recoveries of credit losses for the year ended December 31, 2022 related to principal payments received related to our seller-financing loans, which are fully reserved. Recoveries of credit losses for the year ended December 31, 2021 were related to the repayment in full of two mezzanine loans receivable, which resulted in us reversing the $2.6 million allowance for credit losses related to the mezzanine loans. See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 4 – Investment in Real Estate Loans" for further information.

•Loss on Write-down or Impairment of Assets. Subsequent to December 31, 2022, we entered into a purchase and sale agreement with a third-party to sell a portfolio of four lodging properties for $28.1 million. We recorded a write-down of $2.9 million at December 31, 2022 to write-down certain assets held for sale to their estimated fair values less costs to sell. Additionally, we entered into a purchase and sale agreement with a third-party to sell a 6.0-acre parcel of undeveloped land for $1.3 million. We recorded a write-down of $0.3 million at December 31, 2022 for the excess of the net carrying amount of the undeveloped land over its estimated fair value less costs to sell. We also signed a purchase and sale agreement for the sale of two lodging properties for $50.5 million that is expected to close during the second quarter of 2023. We recorded a write-down of $7.2 million at December 31, 2022 for the excess of the net carrying amount of the properties over its estimated fair value less costs to sell. During the year ended December 31, 2021, we reached an agreement with the borrowers of the mezzanine loans on two real estate development projects for the full repayment of the loans in the fourth quarter of 2021, which resulted in us foregoing the exercise of the related purchase options to acquire the properties. As a result, we recorded a loss on impairment totaling $4.4 million during the year ended December 31, 2021 to write-off the carrying amounts of the purchase options.

•Gain (Loss) on Disposal of Assets. The gain on disposal of assets, net for the year ended December 31, 2022 is due to the sale of the Hilton Garden Inn San Francisco Airport North in San Francisco, CA in May 2022 for a gross selling price of $75.0 million.

•Interest Expense. Interest expense increased as a result of the additional debt outstanding during the year ended December 31, 2022 related to the NCI Transaction and the Brickell Transaction and higher base rates on our floating rate debt that is not hedged.

•Other Income, net. Other income, net decreased during the year ended December 31, 2022 as a result of a reduction in interest income during the period due to the repayment in full of several mezzanine loans totaling approximately $25.8 million during the fourth quarter of 2021. See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 4 – Investment in Real Estate Loans" for further information.

•Income Tax Expense. We recorded a $3.6 million income tax expense during the year ended December 31, 2022, an increase of $2.1 million over the $1.5 million income tax expense recorded during the year ended December 31, 2021. Our income tax expense relates to federal and state income taxes on the earnings of our TRS Lessees. The increase in income tax expense relates to an increase in taxable income of our TRS Lessees due to an increase in the size of our portfolio as a result of acquisitions during the year ended December 31, 2022 and due to a substantial improvement in our business during the year ended December 31, 2022 with the decreased effects of the Pandemic.

For information about our key operating metrics and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, refer to "Part II – Item 7. – Management's Discussion and Analysis of Financial Conditions and Results of Operations - Results of Operations" of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

FFO and AFFO

As defined by Nareit, FFO represents net income or loss (computed in accordance with GAAP), excluding preferred dividends, gains (or losses) from sales of real property, impairment losses on real estate assets, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization related to real estate assets, and adjustments for unconsolidated partnerships, and joint ventures. AFFO represents FFO excluding amortization of deferred financing costs, franchise fees, equity-based compensation expense, transaction costs, debt transaction costs, premiums on redemption of preferred shares, losses from net casualties, non-cash interest income and non-cash income tax related adjustments to our deferred tax asset. Unless otherwise indicated, we present FFO and AFFO applicable to our common shares and common units. We present FFO and AFFO because we consider FFO and AFFO an important supplemental measure of our operational performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and AFFO when reporting their results. FFO and AFFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and AFFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, and certain transaction costs related to lodging property acquisition activities and debt, FFO and AFFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our computation of FFO differs slightly from the computation of Nareit-defined FFO related to the reporting of depreciation and amortization expense on assets at our corporate offices, which is de minimus. Our computation of FFO may also differ from the methodology for calculating FFO used by other equity REITs and, accordingly, may not be comparable to such other REITs. FFO and AFFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. Where indicated in this Annual Report on Form 10-K, FFO is based on our computation of FFO and not the computation of Nareit-defined FFO unless otherwise noted.

The following is a reconciliation of our GAAP net income to FFO and AFFO for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share/unit amounts):

	2022	2021	2020
Net income (loss)	$1,217	$(68,584)	$(149,245)
Preferred dividends	(15,875)	(15,431)	(14,838)
Distributions to and accretion of redeemable non-controlling interests	(2,520)	—	—
Premium on redemption of preferred stock	—	(2,710)	—
(Income) loss related to non-controlling interests in consolidated joint ventures	(2,321)	2,896	5,635
Net loss applicable to common shares and common units	(19,499)	(83,829)	(158,448)
Real estate-related depreciation	145,492	105,462	109,159
Loss on write-down or impairment of assets	10,420	4,361	1,759
(Gain) loss on disposal of assets, net	(20,315)	(240)	16
Adjustments related to non-controlling interests in consolidated joint ventures	(20,845)	(8,454)	(5,949)
FFO applicable to common shares and common units	95,253	17,300	(53,463)
(Recoveries of) provision for credit losses	(1,100)	(2,632)	4,821
Amortization of lease-related intangible assets	—	87	86
Amortization of deferred financing costs	5,708	4,353	2,267
Amortization of franchise fees	663	493	460
Amortization of intangible assets	3,643	—	—
Equity-based compensation (1)	8,446	10,681	6,476
Executive transition costs (2)	—	1,065	—
Transaction costs	749	3,849	—
Debt transaction costs	1,528	220	365
Premium on redemption of preferred stock	—	2,710	—
Non-cash interest income	(113)	(1,042)	(2,848)
Non-cash lease expense, net	505	521	329
Casualty losses, net	2,505	468	1,132
Increase in deferred tax asset valuation allowance	—	—	2,056
Adjustments related to non-controlling interests in consolidated joint ventures	(3,400)	(1,291)	(341)
Special allocation related to sale of joint venture asset(3)	(417)	—	—
Other	—	—	91
AFFO applicable to common shares and common units	$113,970	$36,782	$(38,569)
FFO per common share/common unit	$0.79	$0.16	$(0.51)
AFFO per common share/common unit (4)	$0.94	$0.35	$(0.37)
Weighted average diluted common shares/common units:
FFO and AFFO (5)(6)	121,163	105,455	104,320

(1)      The total equity-based compensation expense for the years ended December 31, 2022 and 2021 includes $1.3 million and $2.9 million, respectively, of incremental expense related to the modification of certain restricted stock awards as a result of the retirement of our Chief Operating Officer and Executive Chairman.
(2)      Executive transition costs are cash payments due to our former Executive Chairman as a result of the non-renewal of his employment contract in December 2021.
(3)    During the year ended December 31, 2022, we earned a $0.4 million promote related to the sale by the GIC Joint Venture of the sale of a 169-guestroom Hilton Garden Inn San Francisco Airport North in San Francisco, CA for a gross selling price of $75.0 million. The sale of this property resulted in a net gain of $20.5 million to the GIC Joint Venture. Our promote is earned when the internal rate of return to GIC related to capital transactions exceeds a specified investment hurdle rate. We have adjusted this amount from our calculation of AFFO because it relates to the gain on the sale of the property and not on-going operations.

(4)      AFFO for the years ended December 31, 2022 and 2021 has not been adjusted for interest related to the Convertible Notes for purposes of calculating AFFO per common share/common unit because we intend to settle the principal portion of the Convertible Notes in cash and we did not include in the denominator of our calculation of AFFO per common share/common unit the potential dilutive effect of shares that would be issued if the principal portion of the Convertible Notes were converted into shares of our common stock.
(5)       Includes Common Units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the Common Units are redeemable for cash or, at our election, shares of our common stock.
(6)      The weighted average diluted common shares/common units used to calculate FFO and AFFO per common share/common unit for the years ended December 31, 2022 and 2021 includes the dilutive effect of our outstanding restricted stock awards. These shares were excluded from our weighted average shares outstanding used to calculate net loss per share because they would have been antidilutive. The weighted average common shares/common units used to calculate FFO and AFFO per common share/common unit for the year ended December 31, 2021 exclude the potential dilution related to our Convertible Notes as we intend to settle the principal value of the Convertible Notes in cash.

A reconciliation of weighted average diluted common shares to non-GAAP weighted average diluted common shares/common units for FFO and AFFO is as follows (in thousands):

	2022	2021	2020
Weighted average dilutive common shares outstanding	105,142	104,471	104,141
Dilutive effect of restricted stock awards	221	402	52
Dilutive effect of performance stock awards	7	—	—
Dilutive effect of shares issuable upon conversion of convertible debt	24,193	23,256	—
Adjusted weighted average dilutive common shares outstanding	129,563	128,129	104,193

Non-GAAP adjustment for dilutive effects of common units	15,360	144	179
Non-GAAP adjustment for dilutive effects of restricted stock awards	433	438	(52)
Non-GAAP adjustment for dilutive effect of shares issuable upon conversion of convertible debt	(24,193)	(23,256)	—
Non-GAAP weighted dilutive common shares/common units outstanding	121,163	105,455	104,320

During the year ended December 31, 2022, AFFO applicable to common stock and Common Units increased $77.2 million over the prior year due to an improvement in our business that was primarily driven by strong leisure travel and improving demand for business and group travel and increases in our operating results due to acquisitions. See "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of Pandemic on Our Business" for further information.

For information about our AFFO for the year ended December 31, 2021 compared to the year ended December 31, 2020, refer to "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following is a reconciliation of our GAAP net income to EBITDAre for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Net income (loss)	$1,217	$(68,584)	$(149,245)
Depreciation and amortization	150,160	105,955	109,619
Interest expense	65,581	43,368	43,300
Interest income	(65)	(8)	(145)
Income tax expense	3,611	1,473	1,376
EBITDA	220,504	82,204	4,905
Loss on write-down or impairment of assets	10,420	4,361	1,759
(Gain) loss on disposal of assets, net	(20,315)	(240)	16
EBITDAre	210,609	86,325	6,680
(Recoveries of) provision for credit losses	(1,100)	(2,632)	4,821
Amortization of lease-related intangible assets	—	87	86
Amortization of key money liabilities	(363)	—	—
Equity-based compensation(1)	8,446	10,681	6,476
Executive transition costs(2)	—	1,065	—
Transaction costs	749	3,849	—
Debt transaction costs	1,528	220	365
Non-cash interest income	(113)	(1,042)	(2,848)
Non-cash lease expense, net	505	521	329
Casualty losses, net	2,505	468	1,132
(Income) loss related to non-controlling interests in consolidated joint ventures	(2,321)	2,896	5,635
Adjustments related to non-controlling interests in consolidated joint ventures	(39,213)	(11,943)	(8,353)
Special allocation related to sale of joint venture asset(3)	(417)	—	—
Other	—	—	91
Adjusted EBITDAre	$180,815	$90,495	$14,414

(1)      The total equity-based compensation expense for the years ended December 31, 2022 and 2021 includes $1.3 million and $2.9 million of incremental expense related to the modification of certain restricted stock awards as a result of the retirement of our Chief Operating Officer and Executive Chairman, respectively.
(2)      Executive transition costs are cash payments due to our former Executive Chairman as a result of the non-renewal of his employment contract in December 2021.
(3)    During the year ended December 31, 2022, we earned a $0.4 million promote related to the sale by the GIC Joint Venture of the sale of a 169-guestroom Hilton Garden Inn San Francisco Airport North in San Francisco, CA for a gross selling price of $75.0 million. The sale of this property resulted in a net gain of $20.5 million to the GIC Joint Venture. Our promote is earned when the internal rate of return to GIC related to capital transactions exceeds a specified investment hurdle rate. We have adjusted this amount from our calculation of AFFO because it relates to the gain on the sale of the property and not on-going operations.

During the year ended December 31, 2022, Adjusted EBITDAre increased $90.3 million from the prior year primarily due to an improvement in our business that was primarily driven by strong leisure travel and improving demand for business and group travel and increases in our operating results due to acquisitions. See "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of Pandemic on Our Business" for further information.

For information about our Adjusted EBITDAre for the year ended December 31, 2021 compared to the year ended December 31, 2020, refer to "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Liquidity and Capital Resources

Due to the Pandemic, we entered into modifications of our 2018 Senior Credit Facility during the years ended December 31, 2020 and 2021, which included a waiver of covenants through March 31, 2022. In July 2022, we entered into an amendment to the 2018 Senior Credit Facility which modified the requirements of certain key financial covenants, renewed our full access to our $400 Million Revolver (as defined in “Part II - Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt”), and granted us the option to extend the maturity dates for up to one additional year. See “Part II - Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt,” for additional information concerning our 2018 Senior Credit Facility.

Our short-term cash obligations consist primarily of operating expenses and other expenditures directly associated with our lodging properties, recurring maintenance and capital expenditures necessary to maintain our lodging properties in accordance with internal and brand standards, capital expenditures to improve our lodging properties, interest payments, settlement of any applicable interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, our joint venture acquisitions and capital requirements, contractual lease payments, corporate overhead, and distributions to our stockholders when declared. Our corporate overhead primarily consists of employee compensation expenses, professional fees, corporate insurance and rent expenses. Cash requirements for our corporate overhead expenses (excluding non-cash stock-based compensation), which are generally paid from operating cash flows, were $22.3 million, $18.7 million and $14.5 million for 2022, 2021 and 2020, respectively. We generally expect our corporate overhead expenses to remain consistent with the level of our operating activities and market conditions for goods and services.

Our long-term cash obligations consist primarily of the costs of acquiring additional lodging properties, renovations and other non-recurring capital expenditures that periodically are made with respect to our lodging properties, dividend distributions and scheduled debt payments, including maturing loans.

During the first quarter of 2022, we completed the NCI Transaction for an aggregate purchase price of $822.0 million paid in the form of 15,864,674 Common Units (deemed value of $10.0853 per unit), 2,000,000 preferred units of limited partnership of the Operating Partnership newly designated as 5.25% Series Z Cumulative Perpetual Preferred Units (Liquidation Preference $25 Per Unit) (the “Series Z Preferred Units”), cash draws totaling $410.0 million from a term loan entered into by subsidiaries of the Joint Venture, the assumption by a subsidiary of the Joint Venture of approximately $6.5 million in PACE loan debt, $5.9 million of cash contributed to escrow in the prior year by GIC, as a limited partner in the GIC Joint Venture, and approximately $185.2 million cash contributed by GIC at closing. GIC also contributed to the GIC Joint Venture an additional $18.5 million in cash for estimated pre-acquisition costs related to the NCI Transaction, a portion of which was distributed to the Operating Partnership as reimbursement for transaction costs paid by the Operating Partnership.

In May 2022, the GIC Joint Venture completed the sale of a 169-guestroom Hilton Garden Inn San Francisco Airport North in San Francisco, CA for a gross selling price of $75.0 million. The sale of this property resulted in a net gain of $20.5 million to the GIC Joint Venture.

Additionally, in June 2022, we exercised our purchase option to acquire a 90% equity interest in the AC/Element Hotel based on a gross hotel option exercise price of $89.0 million. The Brickell Joint Venture assumed $47.0 million of debt as part of the transaction. In October 2022, the Company entered into the Onera Joint Venture with the acquisition of a 90% equity interest in the Onera Joint Venture for $5.2 million in cash, plus additional contingent consideration limited to a maximum of $1.8 million, payable to the seller based on performance of the property for the 12-month period ending July 31, 2023. The Onera Joint Venture has a 100% fee simple interest in real property and improvements located in Fredericksburg, Texas consisting of 11 glamping lodging units and a 6.4-acre parcel of undeveloped land that will be developed as phase two of the lodging site in the future.

In January 2021, we sold Convertible Notes totaling $287.5 million before consideration of the related capped call transactions. We also paid approximately $7.0 million related to underwriting discounts and commissions and estimated offering expenses (including net proceeds from the full exercise by the underwriters of their over-allotment option to purchase additional Convertible Notes). These proceeds were used to pay the cost of the Capped Call Transactions and to partially repay outstanding obligations under the 2018 Senior Credit Facility and 2017 Term Loan. See “Note 5 – Debt” to the Condensed Consolidated Financial Statements for additional information concerning the Convertible Notes, Convertible Notes Offering and the Capped Call Transactions.

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

To satisfy the requirements for qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding any net capital gains. We intend to distribute a sufficient amount of our taxable income to maintain our status as a REIT and to avoid tax on undistributed income. Because we anticipate distributing a substantial amount of our available cash from operations, if sufficient funds are not available to us from lodging property dispositions, our senior revolving credit and term loan facilities and other loans, we may need to raise additional capital to grow our business.

Outstanding Indebtedness

At December 31, 2022, we had $15.0 million outstanding on our $400 Million Revolver, $200.0 million outstanding on our $200 Million Term Loan and $225.0 million outstanding on our 2018 Term Loan. Each of the credit facilities was supported by the 57 lodging properties included in the credit facility borrowing base and a pledge of the equity securities in each of the entities which own one or more of the 57 lodging properties, and the respective TRS Lessees. We also had $287.5 million of Convertible Notes outstanding and $59.3 million of Secured Mortgage Indebtedness.

At December 31, 2022, the GIC Joint Venture had $200.0 million outstanding under our GIC Joint Venture Credit Facility, which included borrowings of $75.0 million on its $75.0 million term loan and $125.0 million on its $125.0 million revolving line of credit. The GIC Joint Venture Credit Facility is secured primarily by a first priority pledge of the equity interests in the subsidiaries that hold the 11-lodging property borrowing base assets, and the related TRS entities, which wholly own the TRS Lessees.

To complete the NCI Transaction, the GIC Joint Venture entered into a $410.0 million senior secured term loan facility (the “GIC Joint Venture Term Loan”) secured by the 27 lodging properties and two parking garages acquired in the transaction and assumed a PACE loan totaling $6.5 million. The GIC Joint Venture Term Loan has an accordion feature which will permit an increase in the total commitments by up to $190.0 million, for aggregate potential borrowings of up to $600.0 million. The GIC Joint Venture Term Loan will mature on January 13, 2026 and can be extended for one 12-month period at the Company’s option, subject to certain conditions. The GIC Joint Venture Term Loan is interest-only and provides for a floating interest rate equal to SOFR plus 2.86%. The outstanding balance of the PACE loan is $6.3 million at December 31, 2022.

Additionally, the GIC Joint Venture has a mortgage loan outstanding totaling $13.0 million at December 31, 2022 related to the acquisition of the Embassy Suites in Tucson, AZ in December 2021.

On June 10, 2022, the Brickell Joint Venture, as borrower, and the Operating Partnership, as the non-recourse guarantor, entered into a $47.0 million mortgage loan and non-recourse guaranty with City National Bank of Florida to finance the dual-branded 264-guestroom AC/Element Hotel. The City National Bank Loan provides for an interest rate equal to one-month term SOFR plus 300 basis points. Payment terms include an interest-only period through June 30, 2024 and the loan will amortize on a 25-year schedule from July 1, 2024 through the maturity date of June 30, 2025. The City National Bank Loan is prepayable at any time without penalty.

On August 30, 2022, we entered into agreements to fully defease three commercial mortgage-backed securities ("CMBS") mortgage loans totaling $54.9 million. On December 1, 2022, we entered into an agreement to fully defease a fourth commercial mortgage-backed securities ("CMBS") mortgage loan totaling $32.3 million. To defease the CMBS mortgage loans, we were required to place into trust an amount sufficient to cover future principal and interest payments related to the loans. As a result, we are no longer obligated to make future interest payments of approximately $2.4 million between the defeasance dates and maturity dates. Finally, as part of the defeasances, $26.8 million of restricted cash reserves were returned to us.

At December 31, 2022, we have scheduled debt principal amortization payments during the next twelve months totaling $2.2 million and no debt maturities until the fourth quarter of 2024 when taking into consideration available extension options. Currently, we have the capacity to pay these scheduled principal payments using cash on hand or draws under our $400 Million Revolver.

We have obtained financing through debt instruments having staggered maturities and intend to continue to do so in the future. Our debt includes, and may include in the future, debt secured by equity pledges, debt secured by first priority mortgage liens on certain lodging properties and unsecured debt. We believe that we will have adequate liquidity to meet the requirements for scheduled maturities and principal repayments. However, we can provide no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, whether such refinancing will be available on favorable terms.

Our outstanding indebtedness requires us to comply with various financial and other covenants. At December 31, 2022, we are in compliance with all of our loan agreements. In July 2022, we entered into amendments to each of the 2018 Senior Credit Facility and the 2018 Term Loan that give us full access to the $400 Million Revolver (subject to certain conditions) and improved certain financial covenant measures through December 31, 2023. Additionally, we have amended the GIC Joint Venture Credit Facility to provide for certain financial covenant waivers and adjustments as described in “Part II - Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt.” Our outstanding indebtedness requires us to comply with various financial and other covenants. At December 31, 2022, we and our GIC Joint Venture are in compliance with all loan covenants.

See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt" for additional information concerning our loans, loan amendments and our financing arrangements.

     A summary of our debt at December 31, 2022 is as follows (dollars in thousands):

Lender	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Properties Encumbered
					Principal Amount
				12/31/2022	Outstanding
2018 Senior Credit Facility
Bank of America, NA
$400 Million Revolver(1)	6.37% Variable	n/a	3/31/2023(6)	n/a	$15,000
$200 Million Term Loan(1)	6.32% Variable	n/a	4/1/2024	n/a	200,000
Total Senior Credit and Term Loan Facility					215,000

Term Loans
KeyBank National Association Term Loan(1)	6.11% Variable	n/a	2/14/2025	n/a	225,000

Convertible Notes	1.50% Fixed	n/a	2/15/2026	n/a	287,500

Secured Mortgage Indebtedness
MetaBank(4)	4.44% Fixed	25	7/1/2027	3	43,917
Bank of the Cascades (First Interstate Bank)(4)	6.39% Variable	25	12/19/2024	1	7,691
Bank of the Cascades (First Interstate Bank)(4)	4.30% Fixed	25	12/19/2024	—	7,691
Total Mortgage Loans				4	59,299
				4	786,799

Brickell Joint Venture Mortgage Loan
City National Bank of Florida(5)	7.36% Variable	25	6/30/2025	2	47,000

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver(2)	6.53% Variable	n/a	10/28/2023(7)	n/a	125,000
$75 Million Term Loan(2)	6.48% Variable	n/a	10/28/2023(7)	n/a	75,000
Bank of America, N.A.(3)	7.19% Variable	n/a	1/13/2026	n/a	410,000
Wells Fargo(5)	4.99% Fixed	30	6/6/2028	1	13,032
PACE loan(5)	6.10% Fixed	20	7/31/2040	1	6,293
Total GIC Joint Venture Credit Facility and Term Loans				2	629,325
Total Joint Venture Debt				4	676,325
Total Debt				8	$1,463,124

(1) The 2018 Senior Credit Facility and Term Loans are supported by a borrowing base of 57 unencumbered hotel properties and a pledge of the equity securities of the entities that own and operate the 57 unencumbered hotels.
(2) The $125 Million Revolver and the $75 Term Loan are secured by pledges of the equity in the entities (and affiliated entities) that own 11 lodging properties.
(3) The $410 term loan with Bank of America, N.A. is secured by pledges of the equity in the entities (and affiliated entities) that own 27 lodging properties.
(4) The Bank of Cascades mortgage loan is comprised of two promissory notes that are secured by the same collateral and cross-defaulted.
(5) These loans are subject to mortgage debt and secured by the same collateral.
(6) We have exercised our option to extend the maturity date for the $400 Million Revolver to September 30, 2023 and we have additional options to extend the maturity date to March 31, 2025, subject to certain conditions.
(7) The maturity date for the $200 Million Term Loan can be extended to April 1, 2025 at the Company’s option, subject to certain conditions.

Capital Expenditures

During the year ended December 31, 2022, we funded $76.5 million in capital expenditures. We anticipate spending an estimated $60.0 million to $80.0 million in capital expenditures across our portfolio (excluding the pro rata portion related to our joint venture partners) during the year ended December 31, 2023. We expect to fund these expenditures through a combination of cash on hand, working capital, cash flows from operations, restricted cash, borrowings under our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flow Analysis

The following table summarizes changes in cash flows for the years ended December 31, 2022 and December 31, 2021 (in thousands):

	For the Years Ended December 31,
	2022	2021	Change
Net cash provided by operating activities	$169,615	$66,051	$103,564
Net cash used in investing activities	(290,513)	(74,244)	(216,269)
Net cash provided by financing activities	85,762	66,241	19,521
Net change in cash, cash equivalents and restricted cash	$(35,136)	$58,048	$(93,184)

Changes from the year ended December 31, 2022 compared to the year ended December 31, 2021 were due to the following:

•Cash provided by operating activities. The increase in cash provided by operating activities primarily resulted from an increase in net income of $102.7 million after adjusting for non-cash items, such as depreciation and amortization, gains on the sale of assets and recoveries of credit losses, coupled with net changes in working capital of $0.9 million. The increase in net income during the year ended December 31, 2022 is the result of a significant improvement in our business that was primarily driven by an increase in leisure travel and to a lesser extent modest improvement in business and group travel and increases in our operating results due to acquisitions. Net cash provided by operating activities during the year ended December 31, 2021 were also negatively affected by the effects of the Pandemic.

•Cash used in investing activities. The increase in cash used in investing activities was due to the closing of the NCI Transaction, the Brickell Transaction, and the Onera Transaction during the year ended December 31, 2022 and an increase in capital expenditures related to renovation costs of $56.1 million during the year ended December 31, 2022. Cash used in investing activities during the year ended December 31, 2022 was partially offset by proceeds from the sale of 169-guestroom Hilton Garden Inn San Francisco Airport North in San Francisco, CA for a gross selling price of $75.0 million. Other changes were due to a reduction in the funding of a mezzanine loan of $7.8 million and a reduction in principal payments received from the repayment of mezzanine loans of $24.7 million during the year ended December 31, 2021.

•Cash provided by financing activities. Cash provided by financing activities during the year ended December 31, 2022 was primarily the result of contributions from our joint venture partners of $204.1 million for the NCI Transaction and the Brickell Transaction, borrowings of $410.0 million under the GIC Joint Venture Term Loan for the NCI Transaction, offset by debt repayments, including the repayment of $328.7 million of debt assumed as part of the NCI Transaction, the repayment of the 2017 Term Loan of $62.0 million in May 2022, debt defeasances of $87.3 million and distributions to our joint venture partner of $80.4 million during the year ended December 31, 2022.

During the year ended December 31, 2021, cash provided by financing activities was primarily the result of the completion of a convertible debt offering of $287.5 million aggregate principal amount, which was used to partially repay obligations under the 2018 Senior Credit Facility and to pay the cost of capped call transactions.

For information about our consolidated cash flows for the year ended December 31, 2021 compared to the year ended December 31, 2020, refer to "Part II – Item 7. – Management's Discussion and Analysis of Financial Conditions and Results of Operations – Cash Flow Analysis" of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Critical Accounting Policies and New Accounting Standards

See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 2 – Basis of Presentation and Significant Accounting Policies."

Cybersecurity

The hospitality industry and certain of the major brand and franchise companies have experienced cybersecurity breaches. We are not aware of any material cybersecurity losses at any of our properties. Cybersecurity risks at our lodging properties are managed through our franchisors and property management companies. An important part of our cybersecurity risk mitigation efforts includes maintaining cybersecurity insurance and indemnifications in certain of our property management agreements. Our board of directors, primarily through the audit committee, oversees management's approach to managing cybersecurity risks.

Recent Developments

Lodging Property Portfolio Transactions

Disposition of Lodging Properties and Undeveloped Land

Subsequent to December 31, 2022, we entered into a purchase and sale agreement with a third-party to sell a portfolio of four lodging properties for $28.1 million. We reclassified the properties as Assets held for sale, net at December 31, 2022 and recorded a loss on impairment of $2.9 million in the fourth quarter of 2022 for the excess of the net carrying amount of the portfolio of properties over the expected net selling price less costs to sell. Additionally, we entered into a purchase and sale agreement with a third-party to sell a 6.0-acre parcel of undeveloped for $1.3 million. We reclassified the property as Assets held for sale, net at December 31, 2022 and recorded a write-down of $0.3 million at December 31, 2022 for the excess of the net carrying amount of the undeveloped land over the expected net selling price less costs to sell. We also entered into an agreement for the sale of two lodging properties for $50.5 million. We reclassified the properties as Assets held for sale, net at December 31, 2022 and recorded a write-down of $7.2 million at December 31, 2022 for the excess of the net carrying amount of the properties over the expected net selling price less costs to sell.

Investment in Development Property

On January 10, 2023, we entered into an agreement with affiliates of Onera to provide a mezzanine loan to fund up to $4.6 million for the development of a glamping property. Additionally, we issued a $3.0 million letter of credit to the senior lender of the project as additional support for the borrower's construction loan. The development is expected to be completed in 2024. In addition, we have an option to purchase 90% of the equity of the entity that owns the development property upon completion of construction at a pre-determined price.

Equity Transactions

On January 26, 2023, our Board of Directors declared cash dividends of $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock and $0.3671875 per share of 5.875% Series F Cumulative Redeemable Preferred Stock. The Board of Directors also declared on behalf of the Operating Partnership, a cash dividend of $0.328125 per share of the Operating Partnership's unregistered 5.25% Series Z Cumulative Perpetual Preferred Units.

Our Board of Directors also declared a quarterly cash dividend of $0.04 per share on our Common Stock and per Common Unit of the Operating Partnership. These dividends are payable on February 28, 2023 to holders of record as of February 14, 2023.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business strategies, the primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is to SOFR. We primarily use derivative financial instruments to manage interest rate risk.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified SOFR as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The transition from LIBOR to SOFR or another benchmark interest rate may result in a different calculation of our variable interest rates that are currently indexed to LIBOR. Our 2018 Senior Credit Facility, 2018 Term Loan and GIC Joint Venture Term Loan have each been amended to transition from LIBOR to SOFR. As of December 31, 2022, we have three remaining loans that are indexed to LIBOR. Subsequent to December 31, 2022, one of the three remaining LIBOR-based loans was converted to SOFR.

At December 31, 2022 and 2021, we were party to six and four interest rate derivative agreements, respectively, pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

			Average Annual Effective Fixed Rate	Notional Amount
Contract date	Effective Date	Expiration Date		December 31, 2022	December 31, 2021
October 2, 2017	January 29, 2018	January 31, 2023	1.96%	$100,000	$100,000
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	100,000	100,000
June 11, 2018	September 28, 2018	September 30, 2024	2.86%	75,000	75,000
June 11, 2018	December 31, 2018	December 31, 2025	2.92%	125,000	125,000
July 26, 2022	January 31, 2023	January 31, 2027	2.60%	100,000	—
July 26, 2022	January 31, 2023	January 31, 2029	2.56%	100,000	—
				$600,000	$400,000

At December 31, 2022, after giving effect to our interest rate derivative agreements in effect as of that date, $758.4 million, or 51.8%, of our debt had fixed interest rates and $704.7 million, or 48.2%, had variable interest rates. At December 31, 2022, debt related to our wholly-owned properties coupled with our pro rata share of joint venture debt results in a fixed-rate debt ratio of approximately 65.1% of our total pro rata indebtedness when including the effect of interest rate swaps effective as of that date.

At December 31, 2021, after giving effect to our interest rate derivative agreements, $842.9 million, or 77.9%, of our debt had fixed interest rates and $238.5 million, or 22.1%, had variable interest rates.

As our fixed-rate debts mature, they will become subject to interest rate risk. At December 31, 2022, we have scheduled payments of principal on debt during the year ended December 31, 2023 totaling approximately $2.2 million and no principal maturities until the fourth quarter of 2024 when taking into consideration available extension options.

Item 8.        Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are included on pages F-1 through F-46 of this Annual Report on Form 10-K and are incorporated by reference herein.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on the Effectiveness of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of our Chief Executive Officer and our Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that we had effective internal control over financial reporting as of December 31, 2022.

Ernst & Young LLP, our independent registered public accounting firm, has issued an auditor’s attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. This report is included in "Part II – Item 8. – Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the three months ended December 31, 2022.

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

 PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Definitive Proxy Statement on Schedule 14A (the “2023 Proxy Statement”) for the 2023 Annual Meeting of Stockholders.

Item 11.        Executive Compensation.

The information required by this item is incorporated by reference to our 2023 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2022 with respect to our securities that may be issued under existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Summit Hotel Properties, Inc. Stockholders (1)	—	$—	2,850,435
Total	—	$—	2,850,435

(1)  Consists of our Equity Plan.

The following table represents common shares retained by the Company for employee taxes due upon vesting of equity awards during the year ended December 31, 2022:

Period	Total Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2022 - March 31, 2022	248,253	$9.43	—	—
May 1, 2022 - May 31, 2022	12,547	$9.06	—	—
Total	260,800		—

The other information required by this item is incorporated by reference to our 2023 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our 2023 Proxy Statement.

Item 14.        Principal Accountant Fees and Services.

The information required by this item regarding our principal accountant, Ernst & Young LLP (PCAOB ID No. 42), is incorporated by reference to our 2023 Proxy Statement.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

1.              Financial Statements:

Included herein at pages F-1 through F-46

2.              Financial Statement Schedules:

The following financial statement schedule is included herein at pages F-47 through F-51.

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

Item 16.        Form 10-K Summary.

None.

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

10.17*
First Amendment to Stock Award Agreement (Performance Shares), dated December 31, 2021, between Summit Hotel Properties, Inc. and Daniel P. Hansen (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 5, 2022).

10.18*
First Amendment to Stock Award Agreement (Performance Shares), dated December 31, 2021, between Summit Hotel Properties, Inc. and Daniel P. Hansen (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 5, 2022).

10.19*
Mutual Release of Claims, dated December 31, 2021, between Summit Hotel Properties, Inc. and Daniel P. Hansen (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 5, 2022).

10.20*	Separation Agreement and General Release dated February 28, 2022 between Summit Hotel Properties, Inc. and Craig J. Aniszewski
10.21*
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

10.23
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

10.24
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

10.25
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

10.26
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

10.27
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

10.28
Registration Rights Agreement dated January 13, 2022 among Summit Hotel Properties, Inc. and Bright Force Investment, LLC, Sagestar Family, LLC and C&D Family Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 14, 2022).

10.29
Director Nomination Agreement dated January 13, 2022 among Summit Hotel Properties, Inc. and Bright Force Investment, LLC, Sagestar Family, LLC and C&D Family Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 14, 2022).

10.30
Tax Protection Agreement dated January 13, 2022 among Summit Hotel OP, LP and NewcrestImage Holdings, LLC, Sagestar Family, LLC and C&D Family Holding, LLC, LLC, (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 14, 2022).

10.31
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

10.32
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

10.33
Fifth Amendment to Credit Agreement dated July 21, 2022 among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, Bank of America, N.A., as administrative agent, and the lenders party to the Credit Agreement.

10.34
Eighth Amendment to the First Amended and Restated Credit Agreement dated July 21, 2022 among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, KeyBank National Association, as administrative agent, and the lenders party to the Credit Agreement.

21.1†	List of Subsidiaries of Summit Hotel Properties, Inc.
23.1†	Consent of Ernst & Young, LLP
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document
104(1)	The cover page for Summit Hotel Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022 (formatted in Inline XBRL and contained in Exhibit 101).
 * Management contract or compensatory plan or arrangement.
† Filed herewith
(1) Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: February 27, 2023	By:	/s/ Jonathan P. Stanner
Jonathan P. Stanner
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey W. Jones	Chairman of the Board of Directors	February 27, 2023
Jeffrey W. Jones

/s/ Jonathan P. Stanner	President, Chief Executive Officer and Director	February 27, 2023
Jonathan P. Stanner	(principal executive officer)

/s/ William H. Conkling	Executive Vice President and Chief Financial Officer	February 27, 2023
William H. Conkling	(principal financial officer)

/s/ Paul Ruiz	Senior Vice President and Chief Accounting Officer	February 27, 2023
Paul Ruiz	(principal accounting officer)

/s/ Bjorn R. L. Hanson	Director	February 27, 2023
Bjorn R. L. Hanson

/s/ Kenneth J. Kay	Director	February 27, 2023
Kenneth J. Kay

/s/ Mehulkumar B. Patel	Director	February 27, 2023
Mehulkumar B. Patel

/s/ Amina Belouizdad Porter	Director	February 27, 2023
Amina Belouizdad Porter

/s/ Thomas W. Storey	Director	February 27, 2023
Thomas W. Storey

/s/ Hope S. Taitz	Director	February 27, 2023
Hope S. Taitz

SUMMIT HOTEL PROPERTIES, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Summit Hotel Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Hotel Properties, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity and redeemable non-controlling interests, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

Hotel Property Acquisitions
Description of the Matter
During 2022, the Company completed its acquisition of 27 lodging properties and two parking structures from NewcrestImage Holdings, LLC for an aggregate purchase price of $822.0 million. As disclosed in Note 3 to the consolidated financial statements, the transaction was accounted for as an asset acquisition, and as a result, is recorded at the price to acquire the real estate properties, including acquisition costs. The purchase price is allocated to land, hotel buildings and improvements, intangible assets, furniture, fixtures and equipment and other assets acquired and liabilities assumed, if any, based on their relative fair values.

Auditing the Company's accounting for its acquisition was complex due to the significant estimation required by management in determining the relative fair value assigned to the acquired land, hotel buildings and improvements, intangible assets, furniture, fixtures and equipment and assumed liabilities. The significant estimation was primarily due to the judgmental nature of the assumptions used to measure the fair value of the assets and liabilities. The more significant assumptions utilized included replacement costs for the acquired hotel buildings and the related improvements and furniture, fixtures and equipment, market rental rates and market comparable prices for similar land parcels and the discount rate related to acquired tax incentives.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's accounting for asset acquisition process, including controls over the Company’s valuation of the acquired assets and assumed liabilities as well as the Company’s review of the assumptions underlying the purchase price allocation and the accuracy of the underlying data used. For example, we tested the Company's controls over the review of the valuation models and underlying assumptions used to develop such values.

Our testing of the Company’s accounting for its acquisition included, among other procedures, reading the purchase agreement, evaluating whether the Company had appropriately determined the transaction was accounted for as a business combination or asset acquisition, assessing the appropriateness of the valuation methodologies utilized, evaluating the reasonableness of the significant assumptions used and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the methodologies and significant assumptions used by the Company. For example, our valuation specialists compared the significant market assumptions utilized by the Company to independently identified industry, market and economic data sources in addition to corroborating the individual property fair values with comparable sales data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Austin, Texas

February 27, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Summit Hotel Properties, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Summit Hotel Properties, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Summit Hotel Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity and redeemable non-controlling interests and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Austin, Texas
February 27, 2023

Summit Hotel Properties, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2022	2021
ASSETS
Investments in lodging property, net	$2,792,552	$2,091,973
Undeveloped land	—	1,500
Assets held for sale, net	78,576	425
Cash and cash equivalents	51,255	64,485
Restricted cash	10,553	32,459
Right-of-use assets, net	35,023	26,942
Trade receivables, net	21,015	14,476
Prepaid expenses and other	8,378	24,496
Deferred charges, net	7,074	4,347
Other assets	17,844	3,799
Total assets	$3,022,270	$2,264,902
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,451,796	$1,069,797
Lease liabilities, net	25,484	17,232
Accounts payable	5,517	4,462
Accrued expenses and other	81,304	66,219
Total liabilities	1,564,101	1,157,710
Commitments and contingencies (Note 11)
Redeemable non-controlling interests	50,219	—
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.25% Series E - 6,400,000 shares issued and outstanding at December 31, 2022 and 2021 (aggregate liquidation preference of $160,861 at December 31, 2022 and 2021)	64	64
5.875% Series F - 4,000,000 shares issued and outstanding at December 31, 2022 (aggregate liquidation preference of $100,506 at December 31, 2022 and 2021)	40	40
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 106,901,576 and 106,337,724 shares issued and outstanding at December 31, 2022 and 2021 respectively	1,069	1,063
Additional paid-in capital	1,232,302	1,225,184
Accumulated other comprehensive income (loss)	14,538	(15,639)
Accumulated deficit and distributions in excess of retained earnings	(288,200)	(262,639)
Total stockholders’ equity	959,813	948,073
Non-controlling interests	448,137	159,119
Total equity	1,407,950	1,107,192
Total liabilities, redeemable non-controlling interests and equity	$3,022,270	$2,264,902

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2022	2021	2020
Revenues:
Room	$609,370	$334,338	$215,506
Food and beverage	32,117	7,299	6,444
Other	34,208	20,289	12,513
Total revenues	675,695	361,926	234,463
Expenses:
Room	136,999	74,781	53,784
Food and beverage	24,897	4,856	5,416
Other hotel operating expenses	207,975	123,626	96,506
Property taxes, insurance and other	49,921	41,350	44,691
Management fees	17,442	9,858	6,276
Depreciation and amortization	150,160	105,955	109,619
Corporate general and administrative	30,765	29,428	20,985
Transaction costs	749	3,849	—
(Recoveries of) provision for credit losses	(1,100)	(2,632)	4,821
Loss on write-down or impairment of assets	10,420	4,361	1,759
Total expenses	628,228	395,432	343,857
Gain (loss) on disposal of assets, net	20,315	240	(16)
Operating income (loss)	67,782	(33,266)	(109,410)
Other income (expense):
Interest expense	(65,581)	(43,368)	(43,300)
Other income, net	2,627	9,523	4,841
Total other expense	(62,954)	(33,845)	(38,459)
Income (loss) from continuing operations before income taxes	4,828	(67,111)	(147,869)
Income tax expense (Note 14)	(3,611)	(1,473)	(1,376)
Net income (loss)	1,217	(68,584)	(149,245)
Less - Loss attributable to non-controlling interests	249	3,011	5,906
Net income (loss) attributable to Summit Hotel Properties, Inc. before preferred dividends and distributions	1,466	(65,573)	(143,339)
Less - Distributions to and accretion of redeemable non-controlling interests	(2,520)	—	—
Less - Preferred dividends	(15,875)	(15,431)	(14,838)
Premium on redemption of preferred stock	—	(2,710)	—
Net loss attributable to common stockholders	$(16,929)	$(83,714)	$(158,177)
Loss per share:
Basic and diluted	$(0.16)	$(0.80)	$(1.52)
Weighted average common shares outstanding - basic and diluted	105,142	104,471	104,141
Dividends per common share	$0.08	$—	$0.18

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net income (loss)	$1,217	$(68,584)	$(149,245)
Other comprehensive income (loss), net of tax:
Changes in fair value of derivative financial instruments	32,564	15,127	(14,673)
Comprehensive income (loss)	33,781	(53,457)	(163,918)
Comprehensive (income) loss attributable to non-controlling interests	(2,138)	2,990	5,931
Comprehensive income (loss) attributable to Summit Hotel Properties, Inc.	31,643	(50,467)	(157,987)
Distributions to and accretion on redeemable non-controlling interests	(2,520)	—	—
Preferred dividends	(15,875)	(15,431)	(14,838)
Premium on redemption of preferred stock	—	(2,710)	—
Comprehensive income (loss) attributable to common stockholders	$13,248	$(68,608)	$(172,825)

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Years Ended December 31, 2022, 2021 and 2020
(in thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income /(Loss)	Accumulated Deficit and Distributions	Shareholders’ Equity	Non-Controlling Interests	Total Equity
December 31, 2019	$—	9,400,000	$94	105,169,515	$1,052	$1,190,949	$(16,034)	$(2,283)	$1,173,778	$69,612	$1,243,390
Common stock redemption of common units	—	—	—	47,279	—	410	(34)	—	376	(376)	—
Contribution by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	622	622
Common dividends and distributions	—	—	—	—	—	—	—	(18,591)	(18,591)	(37)	(18,628)
Preferred dividends and distributions	—	—	—	—	—	—	—	(14,800)	(14,800)	(90)	(14,890)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(490)	(490)
Equity-based compensation	—	—	—	557,338	6	6,459	—	—	6,465	11	6,476
Shares acquired for employee withholding requirements	—	—	—	(65,345)	(1)	(468)	—	—	(469)	—	(469)
Other	—	—	—	—	—	(30)	—	—	(30)	—	(30)
Other comprehensive loss	—	—	—	—	—	—	(14,648)	—	(14,648)	(25)	(14,673)
Net loss	—	—	—	—	—	—	—	(143,339)	(143,339)	(5,906)	(149,245)
December 31, 2020	—	9,400,000	94	105,708,787	1,057	1,197,320	(30,716)	(179,013)	988,742	63,321	1,052,063
Net proceeds from sale of preferred stock	—	4,000,000	40	—	—	96,577	—	—	96,617	—	96,617
Redemption of preferred shares	—	(3,000,000)	(30)	—	—	(72,260)	—	(2,710)	(75,000)	—	(75,000)
Purchases of capped call options	—	—	—	—	—	(21,131)	—	—	(21,131)	—	(21,131)
Contribution by non-controlling interest in joint venture	—	—	—	—	—	16,444	—	—	16,444	99,102	115,546
Common stock redemption of common units	—	—	—	36,945	—	268	(29)	—	239	(239)	—
Common dividends and distributions	—	—	—	—	—	—	—	88	88	—	88
Preferred dividends and distributions	—	—	—	—	—	—	—	(15,431)	(15,431)	(90)	(15,521)
Equity-based compensation	—	—	—	859,460	9	10,657	—	—	10,666	15	10,681
Shares acquired for employee withholding requirements	—	—	—	(267,468)	(3)	(2,691)	—	—	(2,694)	—	(2,694)
Other comprehensive income	—	—	—	—	—	—	15,106	—	15,106	21	15,127
Net loss	—	—	—	—	—	—	—	(65,573)	(65,573)	(3,011)	(68,584)
December 31, 2021	—	10,400,000	$104	106,337,724	$1,063	$1,225,184	$(15,639)	$(262,639)	$948,073	$159,119	$1,107,192

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Years Ended December 31, 2022, 2021 and 2020
(in thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income /(Loss)	Accumulated Deficit and Distributions	Shareholders’ Equity	Non-Controlling Interests	Total Equity
December 31, 2021	—	10,400,000	$104	106,337,724	$1,063	$1,225,184	$(15,639)	$(262,639)	$948,073	$159,119	$1,107,192
Redeemable non-controlling interests in operating partnership issued for the acquisition of a portfolio of hotel properties	50,000	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable non-controlling interests to redemption value	2,520	—	—	—	—	—	—	(2,520)	(2,520)	—	(2,520)
Non-controlling interests in operating partnership issued for the acquisition of a portfolio of hotel properties	—	—	—	—	—	—	—	—	—	157,513	157,513
Sale of non-controlling interests in joint venture	—	—	—	—	—	—	—	—	—	674	674
Contribution by non-controlling interest in joint venture	—	—	—	—	—	1,219	—	—	1,219	210,658	211,877
Common stock redemption of common units	—	—	—	12,664	1	126	—	—	127	(127)	—
Common dividends and distributions	—	—	—	—	—	—	—	(8,632)	(8,632)	(1,279)	(9,911)
Preferred dividends and distributions	(2,301)	—	—	—	—	—	—	(15,875)	(15,875)	(165)	(16,040)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(80,353)	(80,353)
Equity-based compensation	—	—	—	811,988	8	8,438	—	—	8,446	—	8,446
Shares acquired for employee withholding requirements	—	—	—	(260,800)	(3)	(2,453)	—	—	(2,456)	—	(2,456)
Other	—	—	—	—	—	(212)	—	—	(212)	(41)	(253)
Other comprehensive income	—	—	—	—	—	—	30,177	—	30,177	2,387	32,564
Net income	—	—	—	—	—	—	—	1,466	1,466	(249)	1,217
December 31, 2022	$50,219	10,400,000	$104	106,901,576	$1,069	$1,232,302	$14,538	$(288,200)	$959,813	$448,137	$1,407,950

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$1,217	$(68,584)	$(149,245)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	150,160	105,955	109,619
Amortization of debt issuance costs	5,708	4,353	2,267
Loss on write-down or impairment of assets	10,420	4,361	1,759
(Recoveries of) provision for credit losses	(1,100)	(2,632)	4,821
Equity-based compensation	8,446	10,681	6,476
Deferred tax asset, net	(59)	(19)	2,056
(Gain) loss on disposal of assets, net	(20,315)	(240)	16
Non-cash interest income	(113)	(1,042)	(2,848)
Debt transaction costs	1,528	220	365
Other	232	412	384
Changes in operating assets and liabilities:
Trade receivables, net	(7,257)	(2,701)	1,286
Prepaid expenses and other	1,845	(1,362)	(997)
Accounts payable	(438)	1,854	(1,422)
Accrued expenses and other	19,341	14,795	(16,589)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	169,615	66,051	(42,052)
INVESTING ACTIVITIES:
Acquisitions of real estate property	(286,731)	(59,036)	—
Improvements to lodging properties	(76,469)	(20,356)	(22,632)
Proceeds from asset dispositions, net	73,758	—	—
Contract termination payment for asset disposition	—	—	(2,200)
Funding of real estate loans and related expenses	(2,167)	(10,045)	(9,909)
Proceeds from principal payments on real estate loans	1,096	25,800	4,031
Escrow deposits and deferred acquisition costs	—	(10,607)	—
NET CASH USED IN INVESTING ACTIVITIES	(290,513)	(74,244)	(30,710)
FINANCING ACTIVITIES:
Proceeds from issuance of debt	506,500	331,767	202,500
Principal payments on debt	(506,898)	(351,932)	(123,748)
Proceeds from the sale of non-controlling interests	674	—	—
Proceeds from equity offerings, net of issuance costs	—	96,617	—
Redemption of preferred stock	—	(75,000)	—
Purchases of capped call options	—	(21,131)	—
Common dividends paid	(10,048)	—	(18,832)
Preferred dividends and distributions paid	(18,341)	(15,521)	(14,926)
Proceeds from contributions by non-controlling interests in joint venture	204,125	115,546	622
Distributions to joint venture partner	(80,353)	—	(490)
Financing fees, debt transactions costs and other issuance costs	(7,441)	(11,411)	(2,832)
Repurchase of common stock for tax withholding requirements	(2,456)	(2,694)	(469)
NET CASH PROVIDED BY FINANCING ACTIVITIES	85,762	66,241	41,825
Net change in cash, cash equivalents and restricted cash	(35,136)	58,048	(30,937)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	96,944	38,896	69,833
End of period	$61,808	$96,944	$38,896

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONSOLIDATED BALANCE SHEET TO THE AMOUNTS SHOWN IN THE STATEMENT OF CASH FLOWS ABOVE:
Cash and cash equivalents	$51,255	$64,485	$20,719
Restricted cash	10,553	32,459	18,177
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$61,808	$96,944	$38,896
See Notes to Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –– DESCRIPTION OF BUSINESS

General

Summit Hotel Properties, Inc. (the “Company”) is a self-managed lodging property investment company that was organized on June 30, 2010 as a Maryland corporation. The Company holds both general and limited partnership interests in Summit Hotel OP, LP (the “Operating Partnership”), a Delaware limited partnership also organized on June 30, 2010. Unless the context otherwise requires, “we”, “us”, and “our” refer to the Company and its consolidated subsidiaries.

We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. At December 31, 2022, our portfolio consisted of 103 lodging properties with a total of 15,334 guestrooms located in 24 states. At December 31, 2022, we own 100% of the outstanding equity interests in 61 of 103 of our lodging properties. We own a 51% controlling interest in 39 hotels through a joint venture with the sovereign wealth fund of Singapore (the "GIC Joint Venture"), and two 90% equity interests in separate joint ventures (the "Brickell Joint Venture" and the "Onera Joint Venture"). The Brickell Joint Venture owns two lodging properties and the Onera Joint Venture owns one lodging property.

As of December 31, 2022, 86% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 91% were located within the top 100 MSAs and 15,323 of our guestrooms operated under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”), and InterContinental® Hotels Group (“IHG”).

We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. To qualify as a REIT, we cannot operate or manage our lodging properties. Accordingly, all of our lodging properties are leased to our taxable REIT subsidiaries (“TRS Lessees”).

Risks and Uncertainties

Beginning in March 2020, we experienced the negative effects of the novel coronavirus, designated as COVID-19 (“COVID-19”) and its variants (collectively, the "Pandemic"), which had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline in all forms of travel, both domestic and international, and a significant decline in hotel demand. As such, we experienced a substantial decline in our revenues, profitability and cash flows from operations during the years ended December 31, 2020 and 2021. During the year ended December 31, 2022, the effects of the Pandemic had greatly diminished, and we experienced significant improvement in our business, driven primarily by leisure travel and to a lesser extent modest improvement in other demand segments, including business and group travel.

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

We evaluate joint venture partnerships to determine if they should be consolidated based on whether the partners exercise joint control. For a joint venture where we exercise primary control and we also own a majority of the equity interests, we consolidate the joint venture partnership. We have consolidated the accounts of all of our joint ventures in our consolidated financial statements.

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

Acquisitions of Lodging Property

We analyze the acquisition of a lodging property to determine if it qualifies as the purchase of a business or an asset acquisition. If substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, the asset or asset group is not considered a business and we would record the transaction as an asset acquisition, which includes the capitalization of acquisition costs. For an asset acquisition, we allocate the purchase price paid to the assets acquired and the liabilities assumed in the transaction based on their relative fair values. For a business combination, we would record the assets and liabilities acquired at their respective estimated fair values. When we acquire a lodging property, we use all available information to make these fair value determinations, including discounted cash flow analyses and market comparable data. In addition, we make significant estimates regarding replacement costs for the buildings and furniture, fixtures and equipment, including estimated useful lives and judgements related to certain market assumptions. We also engage independent valuation specialists to assist in the fair value determinations of the assets acquired and the liabilities assumed. The determination of fair value is subjective and is based on assumptions and estimates that could differ materially from actual results in future periods.

Investments in Lodging Property, net

The Company allocates the purchase price of acquired lodging properties based on the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Intangible assets may include certain value associated with the on-going operations of the lodging business being acquired as part of the property acquisition. Acquired intangible assets that derive their values from real property or an interest in real property, are inseparable from that real property or interest in real property, and do not produce or contribute to the production of income other than consideration for the use or occupancy of space, are recorded as a component of the related real estate asset in our Consolidated Financial Statements. We allocate the purchase price of acquired lodging properties to land, building and furniture, fixtures and equipment based on independent third-party appraisals.

Our lodging properties and related assets are recorded at cost, less accumulated depreciation. We capitalize development costs and the costs of significant additions and improvements that materially upgrade, increase the value or extend the useful life of the property. These costs may include development, refurbishment, renovation, and remodeling expenditures, as well as certain indirect internal costs related to construction projects. If an asset requires a period of time in which to carry out the activities necessary to bring it to the condition necessary for its intended use, the interest cost incurred during that period as a result of expenditures for the asset is capitalized as part of the cost of the asset. We expense the cost of repairs and maintenance as incurred.

We generally depreciate our lodging properties and related assets using the straight-line method over their estimated useful lives as follows:

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

On a limited basis, we provide financing to developers of lodging properties for development projects. We evaluate these arrangements to determine if we participate in residual profits of the lodging property through the loan provisions or other agreements. Where we conclude that these arrangements are more appropriately treated as an investment in the real property, we reflect the loan in Investments in lodging property, net in our Consolidated Balance Sheets.

We monitor events and changes in circumstances for indicators that the carrying value of a lodging property or undeveloped land may be impaired. Additionally, we perform at least annual reviews to monitor the factors that could trigger an impairment. Factors that we consider for an impairment analysis include, among others: i) significant underperformance relative to historical or anticipated operating results, ii) significant changes in the manner of use of a property or the strategy of our overall business, including changes in the estimated holding periods for lodging properties and land parcels, iii) a significant increase in competition, iv) a significant adverse change in legal factors or regulations, v) changes in values of comparable land or lodging property sales, vi) significant negative industry or economic trends, and fair value less costs to sell of lodging properties held for sale relative to the contractual selling price. When such factors are identified, we prepare an estimate of the undiscounted future cash flows of the specific property and determine if the carrying amount of the asset is recoverable. If the carrying amount of the asset is not recoverable, we estimate the fair value of the property based on discounted cash flows or sales price if the property is under contract and an adjustment is made to reduce the carrying value of the property to its estimated fair value.

Intangible Assets

We amortize intangible assets with determined finite useful lives using the straight-line method. We do not amortize intangible assets with indefinite useful lives, but we evaluate these assets for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired.

Assets Held for Sale

We periodically review our lodging properties and our undeveloped land based on established criteria such as age, type of franchise, adverse economic and competitive conditions, and strategic fit to identify properties that we believe are either non-strategic or no longer complement our business. Based on our review, we periodically market properties for sale that no longer meet our investment criteria. We also periodically receive unsolicited external inquiries that result in the sale of lodging properties.

We classify assets as Assets held for sale in the period in which certain criteria are met, including when the sale of the asset within one year is probable. Assets classified as Assets held for sale are no longer depreciated and are carried at the lower of carrying amount or fair value less selling costs. We record a write-down on our Consolidated Statement of Operations when the carrying amounts of assets held for sale exceed their fair values less selling costs.

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

Restricted Cash

Restricted cash generally consists of certain funds maintained in escrow for property taxes, insurance, and certain capital expenditures. Funds may be disbursed from the account upon proof of expenditures and approval from the lender or other party requiring the restricted cash reserves.

Trade Receivables and Credit Policies

We grant credit to qualified customers, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables also include credit and debit card transactions that are in the process of being settled. Trade receivables are stated at the amount billed to the customer and do not accrue interest. We regularly review the collectability of our trade receivables. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.1 million at December 31, 2022 and $0.2 million at December 31, 2021. Bad debt expense was $0.3 million, $0.4 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Leases

In accordance with Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), we record the financial liability and right-of-use assets that are inherent to leasing an asset on the balance sheet for all leases with a term of greater than 12 months regardless of their classification.

Several of our lodging properties lease retail or restaurant space to third-party tenants. The majority of our third-party tenants requested rent deferrals to ease the negative financial effects of the Pandemic on their businesses. We have primarily negotiated rent deferrals with these tenants that defer rent for a specified number of months and require repayment of the deferred rent over a negotiated period of time. We have adopted a policy that the deferrals are not a change in the provisions of the lease. As such, we are accounting for the concessions using the rights and obligations of the existing lease and recognizing a short-term lease receivable in the period that the cash payment is owed.

Notes Receivables

We selectively provide mezzanine financing to developers, where we also have the opportunity to acquire the lodging property at or after the completion of the development project, and we also may provide seller financing in connection with a lodging property disposition under limited circumstances. We classify notes receivable as held-to-maturity and carry the notes receivable at cost less the unamortized discount, if any. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We routinely evaluate our notes receivable and interest receivables for collectability. Probable losses on notes receivable are recognized in a valuation account that is deducted from the amortized cost basis of the notes receivable and recorded as Provision for credit losses in our Consolidated Statements of Operations. When we place notes receivable on non-accrual status, we suspend the recognition of interest income until cash interest payments are received. Generally, we return notes receivable to accrual status when all delinquent interest becomes current and collectability of interest is reasonably assured. We do not measure an allowance for credit losses for accrued interest receivable. Accrued interest receivable is written-off to bad debt expense when collection is not reasonably assured.

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

Our Consolidated Financial Statements include non-controlling interests related to common units of limited partnership interests (“Common Units”) in the Operating Partnership held by unaffiliated third parties and third-party ownership of our consolidated joint ventures.

Redeemable Non-controlling Interests

Redeemable non-controlling interests represent redeemable preferred units issued by our Operating Partnership ("Redeemable Preferred Units") in connection with the NCI Transaction (see "Note 3 - Investments in Lodging Property, net" for additional information). The Redeemable Preferred Units are presented as temporary equity related to our Operating Partnership on our Condensed Consolidated Balance Sheets under the caption of "Redeemable Non-controlling Interests ("see "Note 9 - Equity" for further information). We record Redeemable non-controlling interests at fair value on the issuance date of the securities. When the carrying value (the acquisition date fair value adjusted for the non-controlling interest’s share of net income (loss) and dividends) is less than the redemption value, we adjust the redeemable non-controlling interest to equal the redemption value with changes recognized as an adjustment to Accumulated deficit and distributions in excess of retained earnings. Any such adjustment, when necessary, is recorded as of the applicable balance sheet date.

Revenue Recognition

In accordance with ASU No. 2014-09, revenues from the operation of our lodging properties are recognized when guestrooms are occupied, services have been rendered or fees have been earned. Revenues are recorded net of any discounts and sales and other taxes collected from customers. Revenues consist of room sales, food and beverage sales, and other lodging property revenues and are presented on a disaggregated basis on our Consolidated Statements of Operations.

Room revenue is generated through short-term contracts with customers whereby customers agree to pay a daily rate for the right to occupy lodging rooms for one or more nights. Our performance obligations are fulfilled at the end of each night that the customers have the right to occupy the rooms. Room revenues are recognized daily at the contracted room rate in effect for each room night.

Food and beverage revenues are generated when customers purchase food and beverage at a lodging property's restaurant, bar or other facilities. Our performance obligations are fulfilled at the time that food and beverage is purchased and provided to our customers.

Other revenues such as for parking, cancellation fees, meeting space or telephone services are recognized at the point in time or over the time period that the associated good or service is provided. Ancillary services such as parking at certain lodging properties are provided by third parties and we assess whether we are the principal or agent in such arrangements. If we are determined to be the agent, revenue is recognized based upon the commission paid to us by the third-party for the services rendered to our customers. If we are determined to be the principal, revenues are recognized based upon the gross contract price of the service provided. Certain of our lodging properties have retail spaces, restaurants or other spaces that we lease to third parties. Lease revenues are recognized on a straight line basis over the respective lease terms and are included in Other income on our Consolidated Statement of Operations.

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

Restricted stock awards are generally granted by our board of directors on or about the same date annually based on the 10-day volume-weighted average price of our stock. As such, no adjustment is required for material nonpublic information that may exist at the time of restricted stock grants.

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

We have adopted ASC No. 848 - Rate Reference Reform at December 31, 2022. Under ASC No. 848 we have elected to not reassess a previous accounting determination related to our derivative financial instruments. We have also made elections to not de-designate the hedging relationships with the change in critical terms. Finally, we made elections to not de-designate the hedging relationships due to changes in hedged instruments, hedged items or future forecasted hedged transactions.

Income Taxes

We have elected to be taxed as a REIT under sections 856 through 859 of the IRC. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually to our stockholders at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain. As a REIT, we generally will not be subject to federal income tax (other than taxes paid by our TRSs at regular corporate income tax rates) to the extent we distribute 100% of our REIT taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will be unable to re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT, unless we qualify for certain relief provisions.

Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership or our subsidiary REITs. Partnerships are not subject to U.S. federal income taxes as revenues and expenses pass through to and are taxed on the owners. Generally, the states and cities where partnerships operate follow the U.S. federal income tax treatment. However, there are a limited number of local and state jurisdictions that tax the taxable income of the Operating Partnership.  Accordingly, we provide for income taxes in these jurisdictions for the Operating Partnership.

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

We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. Due to the effects of the Pandemic, certain of our TRSs have incurred operating losses in the past and are expected to be in a cumulative loss for the foreseeable future. As such, the realizability of our deferred tax assets at December 31, 2022 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all of our deferred tax assets at December 31, 2022.

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

Basic and diluted loss per share for the years ended December 31, 2022, 2021 and 2020 are calculated as Net loss attributable to common stockholders for each respective period divided by weighted average common shares outstanding for each respective period as all other securities are antidilutive. Potentially dilutive shares include unvested restricted share grants, unvested performance share grants, common shares issuable upon conversion of convertible debt and common shares issuable upon conversion of Common Units of our Operating Partnership.

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

Reclassifications

Certain amounts at December 31, 2021 related to intangible assets totaling approximately $3.5 million and accumulated amortization of approximately $1.0 million have been reclassified within Investments in Lodging Property, net to conform to the current period presentation.

NOTE 3 –– INVESTMENTS IN LODGING PROPERTY, NET

Investments in Lodging Property, net

Investments in lodging property, net at December 31, 2022 and 2021 include (in thousands):

	2022	2021
Land	$365,770	$323,276
Lodging buildings and improvements	2,764,355	2,127,782
Intangible assets	39,954	10,834
Construction in progress	62,471	18,321
Furniture, fixtures and equipment	250,575	167,245
Real estate development loan (1)	—	27,595
	3,483,125	2,675,053
Less - accumulated depreciation and amortization	(690,573)	(583,080)
	$2,792,552	$2,091,973

(1)    During the year ended December 31, 2019, we executed a mezzanine loan to provide financing of $29.9 million for a mixed-use development project that includes the AC/Element Hotel with 264 guestrooms, retail space, and parking. In connection with the mezzanine loan, we had an option to purchase a 90% equity interest in the AC/Element Hotel (the "Initial Purchase Option") upon completion of construction which occurred in December 2021. The mezzanine loan was classified as Investments in Lodging Property, net in our Consolidated Balance Sheet at December 31, 2021. See "Note 4 - Investment in Real Estate Loans" for further information. In June 2022, the balance of the mezzanine loan was extinguished with the exercise of the Initial Purchase Option to acquire the AC/Element Hotel as part of the Brickell Transaction as described below.

Depreciation expense was $149.5 million, $105.5 million, and $109.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Intangible assets included in Investments in Lodging Property, net in our Consolidated Balance Sheets include the following (in thousands):

	Weighted Average Amortization Period (in Years)	2022	2021
Indefinite-lived Intangible assets:
Air rights	N/A	$10,754	$10,754
Other	N/A	80	80
		10,834	10,834
Finite-lived intangible assets:
Tax incentives(1)	9.2	19,750	—
Key money(1)	17.8	9,370	—
		29,120	—
Total intangible assets		39,954	10,834
Less - accumulated amortization		(5,110)	—
Intangible assets, net		$34,844	$10,834

(1)    Finite-lived intangible assets were primarily acquired in the NCI Transaction.

We recorded amortization expense related to intangible assets of approximately $4.0 million for the year ended December 31, 2022. We did not record any amortization expense related to intangible assets for the for the year ended December 31, 2021.

Future amortization expense related to intangible assets is as follows (in thousands):

For the Year Ended December 31,	Amount
2023	$4,331
2024	4,296
2025	1,625
2026	1,625
2027	1,625
Thereafter	10,508
$24,010

Lodging Property Acquisitions

NCI Transaction

In January and March 2022, the Operating Partnership and the GIC Joint Venture closed on a transaction with NewcrestImage Holdings, LLC, a Delaware limited liability company, and NewcrestImage Holdings II, LLC, a Delaware limited liability company (together, “NewcrestImage”), to purchase from NewcrestImage a portfolio of 27 lodging properties, containing an aggregate of 3,709 guestrooms, and two parking structures, containing 1,002 spaces and various financial incentives for an aggregate purchase price of $822.0 million (the "NCI Transaction"), paid in the form of 15,864,674 Common Units (deemed value of $10.0853 per unit), 2,000,000 preferred units of limited partnership of the Operating Partnership newly designated as 5.25% Series Z Cumulative Perpetual Preferred Units (Liquidation Preference $25 Per Unit) (the “Series Z Preferred Units”), cash draws totaling $410.0 million from a term loan entered into by subsidiaries of the Joint Venture, the assumption by a subsidiary of the Joint Venture of approximately $6.5 million in PACE loan debt, $5.9 million of cash contributed to escrow in the prior year by GIC, as a limited partner in the GIC Joint Venture, and approximately $185.2 million cash contributed by GIC at closing. GIC also contributed to the GIC Joint Venture an additional $18.5 million in cash for estimated pre-acquisition costs related to the NCI Transaction, a portion of which was distributed to the Operating Partnership as reimbursement for transaction costs paid by the Operating Partnership.

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

Our GIC Joint Venture assumed $335.2 million of debt in connection with the NCI Transaction and immediately repaid $328.7 million of the assumed debt on the closing date using proceeds from borrowings on the GIC Joint Venture Term Loan (as described below). We recorded debt assumed in connection with the NCI Transaction at its face amount, which approximated fair market value on the closing date.

Our Joint Venture recorded the NCI Transaction as an asset acquisition and allocated the aggregate purchase price paid for the NCI Transaction to the net assets acquired based on their relative fair values. In determining relative fair values, we made significant estimates regarding replacement costs for the buildings and furniture, fixtures and equipment, and judgements related to certain market assumptions. Incentives and other intangibles include tax incentives totaling approximately $19.8 million associated with certain of the acquired properties in the NCI Transaction and are being amortized over a weighted average amortization period of approximately 9.1 years, which is the period in which we expect to meet the requirements to receive payment of the tax incentives. Other intangible assets totaling approximately $3.9 million are related to key money associated with certain of the hotel properties acquired in the NCI Transaction and are being amortized over a weighted average amortization period of approximately 19.7 years, which is the remaining key money contract period with the franchisor.

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

Onera Transaction

On October 26, 2022 we formed the Onera Joint Venture (see "Note 9 - Non-controlling Interests and Redeemable Non-controlling Interests") to facilitate the acquisition of a 90% equity interest in the Onera Opportunity Fund I LP ("Onera") for $5.2 million in cash, plus additional contingent consideration limited to a maximum of $1.8 million, payable to the seller based on the performance of the property for the 12-month period ending July 31, 2023. The Onera Joint Venture has a 100% fee simple interest in real property and improvements consisting of 11 glamping lodging units and a 6.4-acre parcel of undeveloped land that will be developed as phase two of the lodging site in the future.

Transfer of Lodging Properties to GIC Joint Venture

On May 1, 2021, the Company contributed a portfolio of six hotels containing 846 guestrooms to the GIC Joint Venture. The estimated market value of the portfolio of hotel properties was $172.0 million and GIC contributed $84.3 million in cash for its 49% interest in the GIC Joint Venture after the completion of the transfer of the six hotels. The transfer of the six hotel properties was recorded by the GIC Joint Venture at the Company's net book values as of the transfer date since the transaction was a transfer of assets between entities under common control. The excess of the $84.3 million of cash contributed by GIC over 49% of the net carrying amount of the assets transferred totaling $16.4 million was recorded in Additional paid-in capital. Transfer taxes of $1.8 million and legal costs of $0.3 million related to this transaction were recorded as Transaction costs during 2022. GIC paid 49%, or $0.9 million, of the $1.8 million transfer tax which is reflected in non-controlling interest on our Consolidated Statement of Operations.

Lodging property acquisitions in 2022 and 2021 were as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Guestrooms	Purchase Price
Year Ended December 31, 2022
January 13, 2022	Portfolio of properties - twenty-six hotel properties and two parking garages (1)	Various	3,533	$766,000
March 23, 2022	Canopy Hotel by Hilton (1)	New Orleans, LA	176	56,000
June 10, 2022	AC/Element Hotel (2)	Miami (Brickell), FL	264	80,100
October 26, 2022	Independent (3)	Fredericksburg, TX	11	5,193
			3,984	$907,293

Year Ended December 31, 2021
July 9, 2021	Residence Inn by Marriott (4)	Steamboat Springs, CO	110	$33,000
December 21, 2021	Embassy Suites (4)	Tucson, AZ	120	25,500
			230	$58,500

(1)       On January 13, 2022, we acquired a portfolio of twenty-six hotels and two parking garages for an aggregate purchase price of 766.0 million. The hotels acquired included 21 hotels and two parking garages in Texas, two hotels in Louisiana, and three hotels in Oklahoma under the following brands: Marriott (13), Hilton (7), Hyatt (4), and IHG (2). On March 23, 2022, we acquired the Canopy New Orleans upon completion of its construction for a purchase price of $56.0 million.

(2)    We acquired a 90% equity interest in the AC/Element Hotel for $80.1 million based on the exercise price of the Initial Purchase Option of $89.0 million. The transaction included the assumption of $47.0 million of debt resulting in a net consideration payment requirement of $42.0 million. We paid 90% of the required net consideration with the conversion of our $29.9 million mezzanine loan into equity and a cash payment of $7.9 million. The carrying amount of our Initial Purchase Option of $2.8 million is also included in the total amount allocated to the assets acquired. The Brickell Joint Venture partner’s non-controlling interest of $6.9 million represents 10% of the fair value of the net assets on the transaction date, determined by a third-party valuation expert based on discounted forecasted future cash flows of the net assets acquired. We also incurred $0.6 million of transaction costs. The result is a total amount allocated to the assets acquired of $95.1 million plus an intangible asset totaling $2.0 million related to the assumption of the franchises for the hotel properties and a related key money liability.

(3)       On October 26, 2022, we completed the acquisition of a 90% equity interest in Onera Joint Venture which owns a high-end glamping property for $5.2 million based on aggregate purchase price of $5.8 million. We paid for our 90% in cash, plus $0.5 million of transaction costs. Additionally, the transaction includes additional contingent consideration (based on performance of the property for the 12-month period ending July 31, 2023) that is limited to a maximum of $1.8 million, payable to the seller. The Onera Joint Venture has a 100% fee simple interest in real property and improvements consisting of 11 glamping lodging units and a 6.4-acre parcel of undeveloped land that will be developed as phase two of the lodging site in the future.

(4)       The net assets acquired in 2021 were purchased by our GIC Joint Venture for $58.5 million plus the purchase of $0.2 million of net working capital assets, capitalized transaction costs of $0.4 million, and restricted cash reserves of $5.1 million. Additionally, the Company assumed debt of $13.3 million and paid deferred financing costs totaling $0.2 million. We own a 51% controlling interest in these hotel properties through our GIC Joint Venture.

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

	2022	2021
Land	$68,426	$3,673
Lodging buildings and improvements	756,551	52,226
Intangible assets	25,642	—
Furniture, fixtures and equipment	82,730	2,946
Restricted cash reserves	—	5,118
Other assets	5,318	405
Total assets acquired	938,667	64,368
Debt assumed	(382,205)	(13,267)
Deferred financing costs	—	236
Lease liability assumed	(5,441)	—
Key Money and other liabilities	(5,892)	(214)
Net assets acquired (1)	$545,129	$51,123

(1)       Total assets acquired is based on an aggregate purchase price of $907.3 million plus the following items related to the NCI Transaction: interest swap breakage fees and debt defeasance costs related to the NCI Transaction of $3.5 million, a reduction to the value of the Common Units issued related to the NCI Transaction on the closing date of $2.5 million, plus transaction costs of $3.0 million, and intangible assets totaling $9.0 million acquired outside of escrow; the following items related to the Brickell Transaction: Brickell Joint Venture partner’s non-controlling interest of $6.9 million; Brickell Joint Venture partner’s non-controlling interest share of the debt assumed as part of the transaction of $4.7 million, the assumption of intangible assets totaling $2.0 million, the carrying amount of our Initial Purchase Option of $2.9 million, and transactions costs of $0.6 million; and the following items related to the Onera Transaction: Onera Joint Venture partner's non-controlling interest of $0.8 million and $0.5 million of transaction costs.

The net assets acquired in 2021 were purchased for $58.5 million plus the purchase of $0.2 million of net working capital assets, capitalized transaction costs of $0.4 million, and restricted cash reserves of $5.1 million. Additionally, the Company assumed debt of $13.3 million and paid deferred financing costs totaling $0.2 million.

All lodging property purchases completed in 2022 and 2021 were deemed to be the acquisition of assets. Therefore, acquisition costs related to these transactions have been capitalized as part of the recorded amount of the acquired assets.

Asset Sales

In May 2022, the GIC Joint Venture completed the sale of a 169-guestroom Hilton Garden Inn San Francisco Airport North in San Francisco, CA for a gross selling price of $75.0 million. The sale of this property resulted in a net gain of $20.5 million to the GIC Joint Venture.

Loss on Impairment and Write-off of Assets

Subsequent to December 31, 2022, we entered into a purchase and sale agreement with a third-party to sell a portfolio of four lodging properties for $28.1 million. We reclassified the properties to Assets held for sale, net at December 31, 2022 and recorded a write-down of $2.9 million in the fourth quarter of 2022 for the excess of the net carrying amount of the portfolio of properties over the expected net selling price less costs to sell. In addition, we entered into a purchase and sale agreement with a third-party to sell a 6.0-acre parcel of undeveloped land for $1.3 million. We reclassified the property to Assets held for sale, net at December 31, 2022 and recorded a write-down of $0.3 million in the fourth quarter of 2022 for the excess of the net carrying amount of the undeveloped land over the expected net selling price less costs to sell. Subsequent to December 31, 2022, we also entered into an agreement for the sale of two lodging properties for $50.5 million. We reclassified the properties to Assets held for sale, net at December 31, 2022 and recorded a write-down of $7.2 million at December 31, 2022 for the excess of the net carrying amount of the properties over expected the net selling price less costs to sell.

Assets Held for Sale

Assets held for sale, net at December 31, 2022 include a parcel of undeveloped land in Flagstaff, AZ and certain properties as described above that are under contract for sale and expected to close during the first half of 2023 as follows (in thousands):

Net Carrying Amount
Portfolio of four lodging properties	$27,516
Portfolio of two lodging properties	49,410
Parcel of undeveloped land - San Antonio, TX	1,225
Parcel of undeveloped land - Flagstaff, AZ	425
$78,576

Assets held for sale, net at December 31, 2021 include a parcel of undeveloped land in Flagstaff, AZ.

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

NOTE 4 — INVESTMENT IN REAL ESTATE LOANS

Real Estate Development Loans

During the year ended December 31, 2019, we executed a mezzanine loan to fund up to $28.9 million for a mixed-use development project that includes the AC/Element Hotel, retail space, and parking. In December 2021, we modified the loan agreement to increase our funding commitment by $1.0 million. We completed the funding of our entire $29.9 million commitment during the first half of 2022. The loan was converted to equity in June 2022 upon the exercise of our Initial Purchase Option to acquire a 90% equity interest in the AC/Element Hotel. The loan was recorded as Investments in Lodging Property, net on our Consolidated Balance Sheet at December 31, 2021.

Seller-Financing Loans

On June 29, 2018, we sold the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA for an aggregate selling price of $24.9 million. We provided seller financing totaling $3.6 million on the sale of these properties under two 3.5-year second mortgage notes with a blended interest rate of 7.38% that are further collateralized by a personal guarantee from the principal of the borrower. During the year ended December 31, 2020, we recorded an allowance for credit losses in an amount equal to the outstanding balance of the loans due to a borrower default caused by the negative effects of the Pandemic. On June 1, 2021, we amended the terms of the seller-financing loans and extended the maturity date of each loan to December 31, 2022. Under the amended loan terms, interest is accruing monthly at a rate of 9.00% per annum, including 5.00% payable in cash and 4.00% paid-in-kind. Semiannual principal payments of $0.3 million began on April 15, 2022.

On September 15, 2022, we received a $0.6 million payment to repay one of the two loans in full. On September 15, 2022, we amended the terms of the seller-financing loans and extended the maturity date of the remaining loan to December 31, 2023. On October 26, 2022, we received a $0.3 million principal payment from the borrower on the remaining outstanding loan. The outstanding principal of the remaining seller-financing loan as of October 26, 2022 is $1.3 million. The outstanding principal balance of the seller-financing loan continues to be fully reserved pending further consistent performance by the borrower under the modified terms of the loan.

Investment in real estate loans, net at December 31, 2022 and 2021 is as follows (in thousands):

	2022	2021
Real estate loans	$1,250	$2,350
Allowance for credit losses	(1,250)	(2,350)
	$—	$—

The amortized cost bases of our Investment in real estate loans, net approximate their fair value.

NOTE 5 — SUPPLEMENTAL BALANCE SHEET INFORMATION

Restricted Cash

Restricted cash at December 31, 2022 and 2021 was as follows (in thousands):

	2022	2021
FF&E reserves	$10,223	$23,587
Property taxes	316	2,132
Other	14	6,740
	$10,553	$32,459

The Company maintains reserve funds for property taxes, insurance, capital expenditures and replacement or refurbishment of furniture, fixtures and equipment at some of our lodging properties in accordance with management, franchise or mortgage loan agreements. These agreements generally require us to reserve cash ranging from 2% to 5% of the revenues of the individual lodging property in restricted cash escrow accounts. Any unused restricted cash balances revert to us upon the termination of the underlying agreement or may be released to us from the restricted cash escrow accounts upon proof of expenditures and approval from the lender or other party requiring the restricted cash reserves.

Prepaid Expenses and Other

Prepaid expenses and other at December 31, 2022 and 2021 included the following (in thousands):

	2022	2021
Deferred acquisition costs (1)	$334	$6,763
Prepaid insurance	1,708	6,713
Escrow deposits (1)	—	6,000
Prepaid taxes	1,639	1,691
Other	4,697	3,329
	$8,378	$24,496

(1)    Prepaid acquisition costs and escrow deposits at December 31, 2021 primarily relate to the NCI Transaction which was completed in January 2022. See "Note 3 - Investments in Lodging Property, net."

Deferred Charges

Deferred charges at December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Initial franchise fees	$10,079	$7,034
Less - accumulated amortization	(3,005)	(2,687)
	$7,074	$4,347

Amortization expense for the years ended December 31, 2022, 2021, and 2020 was $0.7 million, $0.5 million and $0.5 million, respectively.

Other Assets

Other assets at December 31, 2022 and 2021 included the following (in thousands):

	2022	2021
Derivative financial instrument	$16,841	$—
Purchase options related to real estate loans	—	2,800
Deferred tax asset, net	108	49
Other	895	950
	$17,844	$3,799

Accrued Expenses and Other

Accrued expenses and other at December 31, 2022 and 2021 included the following (in thousands):

	2022	2021
Accrued property, sales and income taxes	$28,972	$17,448
Derivative financial instruments	—	15,723
Accrued salaries and benefits	13,029	13,679
Other accrued expenses at lodging properties	25,282	11,880
Accrued interest	4,158	2,695
Other	9,863	4,794
	$81,304	$66,219

NOTE 6 –– DEBT

At December 31, 2022, our indebtedness was comprised of borrowings under our 2018 Senior Credit Facility (as defined below), the 2018 Term Loan (as defined below), the GIC Joint Venture Credit Facility (as defined below), the GIC Joint Venture Term Loan (as defined below), the PACE Loan (as defined below), the Brickell Mortgage Loan (as defined below), the Convertible Notes (as defined below), and other indebtedness secured by first priority mortgage liens on various lodging properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 5.04% at December 31, 2022 and 3.35% at December 31, 2021.

$600 Million Senior Credit and Term Loan Facility

On December 6, 2018, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $600.0 million senior credit facility (the “2018 Senior Credit Facility”) with Deutsche Bank AG New York Branch, as administrative agent, and a syndicate of lenders. The 2018 Senior Credit Facility is comprised of a $400.0 million revolver (the "$400 Million Revolver") and a $200.0 million term loan facility (the “$200 Million Term Loan”). The 2018 Senior Credit Facility has an accordion feature which allows the Company to increase the total commitments by an aggregate of up to $300.0 million. At December 31, 2022, the $200 Million Term Loan was fully funded and we had $15.0 million of borrowings on our $400 Million Revolver. Borrowings under the 2018 Senior Credit Facility are limited by the value of the Unencumbered Assets.

On July 21, 2022, Bank of America, N.A. entered into successor administrative agent documentation to succeed Deutsche Bank AG New York Branch as administrative agent on the 2018 Senior Credit Facility.

Amendments to $600.0 Million Senior Credit Facility

Between May 2020 and July 2022, the Company entered into several amendments to the 2018 Senior Credit Facility (the “Credit Facility Amendments”). We entered into the most recent amendment to the 2018 Senior Credit Facility on July 21, 2022 (the "Amendment"). The Amendment eliminated in its entirety the requirement that we grant first lien mortgages and assignments of leases on the unencumbered assets upon any advance that would cause the total amount outstanding under the revolving credit facility to exceed $350.0 million. The Amendment also provided improvements to certain of the key financial covenants including eliminating the minimum liquidity covenant. At December 31, 2022, we had $15.0 million of borrowings outstanding on the $400 Million Revolver.

Pursuant to the Amendment, the $400 Million Revolver and $200 Million Term Loan each now have two additional six-month extension options available, subject to certain conditions. The $400 Million Revolver had an original maturity date of March 31, 2023, but we have exercised our option to extend the maturity date to September 30, 2023. We have additional options to extend the maturity date to March 31, 2025, subject to certain conditions. The $200 Million Term Loan will mature on April 1, 2024 and can be extended to April 1, 2025 at the Company’s option, subject to certain conditions.

On July 21, 2022, the interest rate on the 2018 Senior Credit Facility was transitioned from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The interest rate on the 2018 Senior Credit Facility is based on a pricing grid ranging from 140 basis points to 240 basis points plus SOFR plus a 10 basis point credit spread adjustment for the $400 Million Revolver and 135 basis points to 235 basis points plus SOFR plus a 10 basis point credit spread adjustment for the $200 Million Term Loan, depending on the Company's leverage ratio (as defined in the loan documents). For purposes of the 2018 Senior Credit Facility, SOFR is subject to a floor of 25 basis points.

The Credit Facility Amendments require the borrower and certain subsidiaries to pledge to the secured parties all of the equity interests in the entities that own all properties included in the unencumbered asset pool supporting the facility (“Unencumbered Properties”), as well as the equity interests in the TRS Lessees related to such Unencumbered Properties until the borrower meets certain conditions for their release. The Credit Facility Amendments also permitted the Company to complete the Convertible Notes Offering (defined below), the Series F preferred shares offering (defined below), close on the NCI Transaction and enter into equity transactions and indebtedness related thereto.

Term Loans

2018 Term Loan

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a new $225.0 million term loan (the “2018 Term Loan”) with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documentation, which is fully drawn as of December 31, 2022. The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the maturity date of February 14, 2025, subject to certain conditions.

Amendments to $225.0 Million 2018 Term Loan

Between May 2020 and July 2022, the Company entered into several amendments to the 2018 Term Loan. The amendments to the 2018 Term Loan are substantially the same as the Credit Facility Amendments described above related to the 2018 Senior Credit Facility. There was no modification to the maturity date of the 2018 Term Loan.

We pay interest on advances at varying rates, based upon, at our option, either (i) daily, 1-, 3-, or 6-month SOFR (subject to a floor of 25 basis points), plus a SOFR adjustment equal to 10 basis points and an applicable margin between 135 and 215 basis points, depending upon our leverage ratio (as defined in the loan documents). We are required to pay other fees, including customary arrangement and administrative fees.

Financial and Other Covenants. We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2018 Term Loan. The 2018 Term Loan Amendments provide that certain financial and other covenants under the 2018 Term Loan were waived or adjusted, which waivers and adjustments are the same as under the amendments to the Company’s 2018 Senior Credit Facility. At December 31, 2022, we were in compliance with all financial covenants.

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

The Convertible Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The Convertible Notes will mature on February 15, 2026 (the “Maturity Date”), unless earlier converted, purchased or redeemed. Prior to August 15, 2025, the Convertible Notes will be convertible only upon certain circumstances and during certain periods. On or after August 15, 2025 and through the Maturity Date, holders may convert any of their Convertible Notes into shares of the Company’s common stock, at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day prior to the Maturity Date, unless the Convertible Notes have been previously purchased or redeemed by the Company. During the years ended December 31, 2022 and 2021, the Company recorded coupon interest expense of $4.3 million and $4.2 million, respectively, and amortized $1.5 million during each of the years ended December 31, 2022 and 2021 of the $7.6 million debt issuance costs related to the Convertible Notes Offering. Including the amortization of the debt issuance costs, the current effective interest rate on the Convertible Notes is approximately 2.02%. The unamortized discount related to the Convertible Notes was $4.7 million and $6.2 million at December 31, 2022 and 2021, respectively.

The initial conversion rate of the Convertible Notes is 83.4028 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $11.99 per share of common stock based on the 37.5% base conversion premium on the reference price of $8.72 per share. In no event will the conversion rate exceed 114.6788 shares of common stock per $1,000 principal amount of Convertible Notes, subject to certain adjustments defined in the Convertible Notes Offering. Commensurate with the declaration of dividends on our Common Stock and Common Units on August 31, 2022 and November 30, 2022, the conversion rate of the Convertible Notes was adjusted to 84.1871 shares of Common Stock per $1,000 principal amount of Convertible Notes at December 31, 2022.

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

The effective strike price of the Capped Call Transactions is initially $15.26, which represents a premium of 75.0% over the last reported sale price of the common stock on the New York Stock Exchange on January 7, 2021, and is subject to certain adjustments under the terms of the Capped Call transactions. The strike price was $15.12 at December 31, 2022 due to the adjustments related to the dividends paid during the year ended December 31, 2022.

MetaBank and Other Mortgage Loans

On June 30, 2017, Summit Meta 2017, LLC (“SM-17”), a subsidiary of our Operating Partnership, entered into a $47.6 million secured, non-recourse loan with MetaBank (the "MetaBank Loan"). The MetaBank Loan provides for a fixed interest rate of 4.44%, amortizes over 25 years, and matures on July 1, 2027. The MetaBank Loan is secured by three hotel properties and is subject to a prepayment penalty if prepaid prior to April 1, 2027. In or around December 2021, MetaBank sold the MetaBank Loan to Bayside MB CRE Loans, LLC (“Bayside”). On October 25, 2022, SM-17 received a letter from Bayside’s counsel alleging various events of default under the MetaBank Loan, primarily related to certain non-monetary covenants. SM-17 disputes that such events of default have occurred. We have engaged legal counsel and have entered into discussions with Bayside to address the matter.

At December 31, 2022 and 2021, we had mortgage loans totaling $125.6 million and $163.3 million, respectively, that are secured primarily by first mortgage liens on eight and 16 hotel properties, respectively.

During 2022, we entered into agreements to fully defease four commercial mortgage-backed securities ("CMBS") mortgage loans totaling $87.3 million, and by placing into trust an amount sufficient to cover future principal and interest payments. The defeasance resulted in the 11 hotel properties that collateralized the CMBS mortgage loans becoming unencumbered. The defeasance was recorded as an extinguishment of the debt since we have been fully released from liability. As part of the transaction, we incurred transaction costs of $0.8 million that were recorded as Debt Transaction Costs in our Statement of Operations for the year ended December 31, 2022. We will no longer be obligated to make future interest payments of approximately $2.4 million between the defeasance dates and the original maturity dates, and $26.8 million of restricted cash reserves were returned to us. We also expensed $0.1 million of unamortized deferred financing costs related to the defeased CMBS mortgage loans as debt transaction costs during the year ended December 31, 2022.

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

The GIC Joint Venture Credit Facility is comprised of a $125.0 million revolving credit facility (the “$125 Million Revolver”) and a $75.0 million term loan (the “$75 Million Term Loan”). The GIC Joint Venture Credit Facility has an accordion feature which allows us to increase the total commitments by up to $300.0 million, for aggregate potential borrowings of up to $500.0 million on the GIC Joint Venture Credit Facility. At December 31, 2022, we had $125.0 million outstanding under the $125 Million Revolver.

The $125 Million Revolver and the $75 Million Term Loan will mature on October 8, 2023. Each individually can be extended for a single consecutive twelve-month period at the Joint Venture's option, subject to certain conditions.

Interest is paid on revolving credit advances at varying rates based upon, at the Borrower's option, either (i) 1-, 2-, 3-, or 6-month LIBOR, plus a margin of 2.15% for Eurodollar rate advances, or (ii) LIBOR, plus a margin of 2.15% for LIBOR floating rate advances. The interest rate at December 31, 2022 was 6.53%. The applicable margin for a term loan advance shall be five basis points less than revolving credit advances referenced above. The GIC Joint Venture Credit Facility has been amended to accommodate the transition from LIBOR to SOFR, when LIBOR is no longer available. Subsequent to December 31, 2022, the GIC Joint Venture Facility was converted to SOFR. At December 31, 2022, we were in compliance with all financial covenants.

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

As of December 31, 2022, we had $410.0 million outstanding on the GIC Joint Venture Term Loan bearing interest at a floating rate of SOFR plus 2.86%. The interest rate at December 31, 2022 was 7.19%.

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

At December 31, 2022 and 2021 our outstanding indebtedness was as follows (in thousands):

Lender	Reference	Interest Rate	Amortization Period (Years)	Maturity Date	Number of Properties Encumbered	Balance at
						December 31,
					12/31/2022	2022	2021
2018 Senior Credit Facility
Bank of America, NA
$400 Million Revolver	(1)	6.37% Variable	n/a	3/31/2023 (11)	n/a	$15,000	$—
$200 Million Term Loan	(1)	6.32% Variable	n/a	4/1/2024	n/a	200,000	200,000
Total Senior Credit and Term Loan Facility						215,000	200,000

Term Loans
KeyBank National Association Term Loan	(1)	4.24% Variable	n/a	11/25/2022	n/a	—	62,000
KeyBank National Association Term Loan	(1)	6.11% Variable	n/a	2/14/2025	n/a	225,000	225,000
Total Term Loans						225,000	287,000

Convertible Notes		1.50% Fixed	n/a	2/15/2026	n/a	287,500	287,500

Secured Mortgage Indebtedness
MetaBank	(2)	4.44% Fixed	25	7/1/2027	3	43,917	45,070
KeyBank National Association (Berkadia)	(3)	4.46% Fixed	30	2/1/2023	—	—	18,545
	(4)	4.52% Fixed	30	4/1/2023	—	—	19,024
	(5)	4.30% Fixed	30	4/1/2023	—	—	18,358
KeyBank National Association	(6)	4.95% Fixed	30	8/1/2023	—	—	33,155
Bank of the Cascades (First Interstate Bank)	(7)	6.39% Variable	25	12/19/2024	1	7,691	7,957
Bank of the Cascades (First Interstate Bank)	(7)	4.30% Fixed	25	12/19/2024	—	7,691	7,957
Total Mortgage Loans					4	59,299	150,066
					4	786,799	924,566

Brickell Joint Venture Mortgage Loan
City National Bank of Florida		7.36% Variable	25	6/30/2025	2	47,000	—

GIC Joint Venture Credit Facility and Term Loans	(8)
Bank of America, N.A.
$125 Million Revolver		6.53% Variable	n/a	10/8/2023 (12)	n/a	125,000	68,500
$75 Million Term Loan		6.48% Variable	n/a	10/8/2023 (12)	n/a	75,000	75,000
Bank of America, N.A.		7.19% Variable	n/a	1/13/2026	n/a	410,000	—
Wells Fargo	(9)	4.99% Fixed	30	6/6/2028	1	13,032	13,249
PACE loan	(10)	6.10% Fixed	20	7/31/2040	1	6,293	—
Total GIC Joint Venture Credit Facility and Term Loans					2	629,325	156,749
Total Joint Venture Debt					4	676,325	156,749
Total Debt					8	1,463,124	1,081,315
Unamortized debt issuance costs						(11,328)	(11,518)
Debt, net of issuance costs						$1,451,796	$1,069,797

(1) The $600 million Senior Revolving Credit and Term Loan Facility and Term Loans are supported by a borrowing base of 57 unencumbered hotel properties and a pledge of the equity securities of the entities that own the 57 properties and their affiliates.

(2) On June 30, 2017, we entered into the MetaBank Loan. The MetaBank Loan is secured by the Hampton Inn & Suites in Minneapolis, MN, the Four Points by Sheraton Hotel & Suites in South San Francisco, CA, and the Hyatt Place in Mesa, AZ. The MetaBank Loan is subject to a prepayment penalty if prepaid prior to April 1, 2027. In or around December 2021, MetaBank sold the MetaBank Loan to Bayside MB CRE Loans, LLC (“Bayside”). On October 25, 2022, Summit Meta 2017, LLC (“SM-17”), a subsidiary of our Operating Partnership, received a letter from Bayside’s counsel alleging various events of default under the MetaBank Loan, primarily related to certain non-monetary covenants. SM-17 disputes that such events of default have occurred. We have engaged legal counsel and have entered into discussions with Bayside to address the matter.

(3) On January 25, 2013, we closed on a $29.4 million loan with a fixed rate of 4.46% and a maturity of February 1, 2023. This loan is secured by three of the Hyatt Place hotels we acquired in October 2012. These hotels are located in Chicago (Lombard), IL; Denver (Lone Tree), CO; and Denver (Englewood), CO. This loan is subject to defeasance costs if prepaid. On March 19, 2019, we defeased $6.3 million of the principal balance to have the encumbrance released on one property, the Hyatt Place in Arlington, TX, to facilitate the sale of the property. As a result of this transaction, we recorded debt transaction costs of $0.6 million in 2019 primarily related to the debt defeasance premium. On August 30, 2022, we defeased the remaining $18.2 million principal balance to have the remaining encumbrances released. As a result of this transaction, we recorded debt transaction costs of $0.2 million related to the debt defeasance premium.

(4) On March 7, 2013, we closed on a $22.7 million loan with a fixed rate of 4.52% and a maturity of April 1, 2023. This loan is secured by three of the Hyatt hotels we acquired in October 2012. These hotels include a Hyatt House in Denver (Englewood), CO and Hyatt Place hotels in Baltimore (Owings Mills), MD and Scottsdale, AZ. This loan is subject to defeasance if prepaid. On August 30, 2022, we defeased the outstanding $18.7 million principal balance to have the hotel properties held as encumbrances released. As a result of this transaction, we recorded debt transaction costs of $0.2 million related to the debt defeasance premium.

(5) On March 8, 2013, we closed on a $22.0 million loan with a fixed rate of 4.30% and a maturity of April 1, 2023. This loan is secured by the three Hyatt Place hotels we acquired in January 2013. These hotels are located in Chicago (Hoffman Estates), IL; Orlando (Convention), FL; and Orlando (Universal), FL. This loan is subject to defeasance if prepaid. On August 30, 2022, we defeased the outstanding $18.1 million principal balance to have the hotel properties held as encumbrances released. As a result of this transaction, we recorded debt transaction costs of $0.2 million related to the debt defeasance premium.

(6) On July 22, 2013, we closed on a $38.7 million loan with a fixed rate of 4.95% and a maturity of August 1, 2023. This loan is secured by two Marriott hotels we acquired in May 2013. These hotels include a Fairfield Inn & Suites and SpringHill Suites in Louisville, KY. This loan is subject to defeasance if prepaid. On December 1, 2022, we defeased the outstanding $32.3 million principal balance to have the hotel properties held as encumbrances released. As a result of this transaction, we recorded debt transaction costs of $0.2 million related to the debt defeasance premium.

(7) On December 19, 2014, we refinanced our loan with Bank of the Cascades and increased the amount financed by $7.9 million. As part of the refinance the loan was split into two notes. Note A carries a variable interest rate of 30-day LIBOR plus 200 basis points and Note B carries a fixed interest rate of 4.3%. Both notes have amortization periods of 25 years and maturity dates of December 19, 2024. The Bank of Cascades mortgage loan is comprised of two promissory notes that are secured by the same collateral and cross-defaulted.

(8) The GIC Joint Venture Credit Facilities and Term Loans are secured by a pledge of the equity interests in the subsidiaries that own and operate the borrowing base assets financed by the facility.

(9) On December 21, 2021, we assumed a $13.3 million loan with a fixed rate of 4.99% and a maturity of June 6, 2028. This loan is secured by the Embassy Suites by Hilton in Tucson, AZ. This loan is subject to defeasance if prepaid.

(10) As part of the NCI Transaction, a subsidiary of the GIC Joint Venture assumed a PACE loan of approximately $6.5 million. The loan bears fixed interest at 6.10%, has an amortization period of 20 years, and matures on July 31, 2040. The PACE loan is secured by an assessment lien imposed by the County of Tarrant, Texas for the benefit of the lender.

(11) We have exercised our option to extend the maturity date for the $400 million Revolver to September 30, 2023 and we have an additional option to extend the maturity date to March 31, 2025, subject to certain conditions.

(12) The maturity date for the $200 million Term Loan can be extended to April 1, 2025 at the Company's option, subject to certain conditions.

There are currently no defaults under any of the Company's mortgage loan agreements.

Our total fixed-rate and variable-rate debt at December 31, 2022 and 2021, after giving effect to our interest rate derivatives, is as follows (in thousands):

	2022	Percentage	2021	Percentage
Fixed-rate debt(1)	$758,433	52%	$842,858	78%
Variable-rate debt	704,691	48%	238,457	22%
	$1,463,124		$1,081,315

(1) At December 31, 2022, debt related to our wholly-owned properties coupled with our pro rata share of joint venture debt results in a fixed-rate debt ratio of approximately 65.1% of our total pro rata indebtedness when including the effect of interest rate swaps. We have two interest rate swaps with a notional amount of $200 million expiring on January 31, 2023 and two new interest rate swaps with the same notional amount commencing on January 31, 2023 (see "Note 8 - Derivative Financial Instruments and Hedging.")

 Contractual principal payments for each of the next five years are as follows (in thousands):

For the Year Ended December 31,	Amount
2023	$217,190	(1)
2024	216,579
2025	229,123
2026	744,112
2027	39,318
Thereafter	16,802
	$1,463,124

(1) Includes $200.0 million of scheduled maturities in October of 2023 related to the GIC Joint Venture Credit Facility for which we expect to exercise our extension options to extend the maturity date to the fourth quarter of 2024.

 Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Convertible notes	$287,500	$247,126	$287,500	$300,384	Level 1 - Market approach
Mortgage loans	70,933	61,447	155,358	155,765	Level 2 - Market approach
	$358,433	$308,573	$442,858	$456,149

At December 31, 2022 and 2021, we had $400.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date. For additional information on our use of derivatives as interest rate hedges, refer to “Part II – Item 8. – Financial Statements and Supplementary Data – Note 8 – Derivative Financial Instruments and Hedging.”

NOTE 7 –– LEASES

The Company has operating leases related to the land under certain hotel properties, conference centers, parking spaces, automobiles, our corporate office and other miscellaneous office equipment. These leases have remaining terms of 1 year to 75.5 years, some of which include options to extend the leases for additional years. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business. In addition, we rent or sublease certain owned real estate to third parties. In 2022, 2021, and 2020, we recorded gross third-party tenant income of $8.9 million, $1.9 million, and $1.7 million, respectively, which were recorded in Other income, net in the Consolidated Statements of Operations.

Our right-of-use assets and related liabilities include renewal options reasonably certain to be exercised. We base our lease calculations on our estimated incremental borrowing rate. As of December 31, 2022, our weighted average incremental borrowing rate was 4.8%.

In 2022, 2021, and 2020, the Company's total operating lease cost was $4.1 million, $3.3 million, and $3.1 million, respectively, and the operating cash outflows from operating leases was $3.7 million, $3.1 million, and $2.8 million, respectively. As of December 31, 2022, the weighted average operating lease term was 34.0 years.
Operating lease maturities as of December 31, 2022 are as follows (in thousands):

For the Year Ended December 31,	Amount
2023	$1,942
2024	1,904
2025	1,925
2026	1,959
2027	2,042
Thereafter	37,955
Total lease payments (1)	47,727
Less imputed interest	(22,243)
Total	$25,484

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

Information about our derivative financial instruments at December 31, 2022 and 2021 is as follows (dollar amounts in thousands):

			Average Annual Effective Fixed Rate	Notional Amount		Fair Value
Contract date	Effective Date	Expiration Date		December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
October 2, 2017	January 29, 2018	January 31, 2023	1.96%	$100,000	$100,000	$208	$(1,617)
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	100,000	100,000	210	(1,629)
June 11, 2018	September 28, 2018	September 30, 2024	2.86%	75,000	75,000	2,219	(3,831)
June 11, 2018	December 31, 2018	December 31, 2025	2.92%	125,000	125,000	4,211	(8,646)
July 26, 2022	January 31, 2023	January 31, 2027	2.60%	100,000	—	4,366	—
July 26, 2022	January 31, 2023	January 31, 2029	2.56%	100,000	—	5,627	—
				$600,000	$400,000	$16,841	$(15,723)

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At December 31, 2022, all our interest rate swaps were in an asset position. At December 31, 2021, all of our interest rate swaps were in a liability position. The substantial change in value related to our interest rate swaps during 2021 and 2022 was due to increases in interest rates. Derivative assets related to our interest rate swaps are recorded in Other assets, and other and derivative liabilities are included in Accrued expenses and other in our Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Other comprehensive income (loss) and are reclassified to Interest expense in our Consolidated Statements of Operations in the period in which the hedged item affects earnings. In 2023, we estimate that an additional $8.4 million will be reclassified from Other comprehensive income and recorded as an increase to Interest expense.

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	2022	2021	2020
Gain (loss) recognized in Accumulated other comprehensive loss on derivative financial instruments	$29,744	$5,631	$(22,090)
Loss reclassified from Accumulated other comprehensive loss to Interest expense	$(2,820)	$(9,496)	$(7,417)
Total interest expense and other finance expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded	$(65,581)	$(43,368)	$(43,300)

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

On May 9, 2022, the Company and the Operating Partnership entered into an equity distribution agreement (the “Equity Distribution Agreement”) with a group of underwriters as sales agents for the Company, principals and/or, with certain exceptions, forward sellers (collectively the “Managers”) and certain banks as forward purchasers, providing for the offer and sale of shares of the Company’s Common Stock, having a maximum aggregate offering price of up to $200.0 million through or to the Managers, as the Company’s sales agents or, if applicable, as forward sellers, or directly to the Managers, as principals (the “2022 ATM Program”). To date, we have not sold any shares of our Common Stock under the 2022 ATM Program.

Changes in Common Stock during the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Beginning common shares outstanding	106,337,724	105,708,787
Grants under the Equity Plan	735,371	860,910
Common Unit redemptions	12,664	36,945
Annual grants to independent directors	84,889	60,546
Performance share and other forfeitures	(8,272)	(61,996)
Shares retained for employee tax withholding requirements	(260,800)	(267,468)
Ending common shares outstanding	106,901,576	106,337,724

At December 31, 2022 and 2021, the Company had reserved 51,650,000 and 15,864,515 shares of Common Stock, respectively, for the issuance of Common Stock (i) upon the exercise of stock options, issuance of time-based restricted stock awards, issuance of performance-based restricted stock awards, grants of director stock awards, or other awards issued pursuant to our Equity Plan, (ii) upon redemption of Common Units, or (iii) under the 2017 ATM Program.

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

Non-controlling Interests in Operating Partnership

Pursuant to the limited partnership agreement of our Operating Partnership, the unaffiliated third parties who hold Common Units in our Operating Partnership have the right to cause us to redeem their Common Units in exchange for cash based upon the fair value of an equivalent number of our shares of Common Stock at the time of redemption; however, the Company has the option to redeem with shares of our Common Stock on a one-for-one basis. The number of shares of our Common Stock issuable upon redemption of Common Units may be adjusted upon the occurrence of certain events such as share dividend payments, share subdivisions or combinations. On January 13, 2022, and March 23, 2022, in connection with the NCI Transaction, the Company issued an aggregate of 15,864,674 Common Units as partial consideration for the purchase.

At December 31, 2022 and 2021, unaffiliated third parties owned 15,976,807 and 124,797, respectively, of Common Units of the Operating Partnership, representing approximately 13% and less than 1% of the Common Units of the Operating Partnership for each period.

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

Non-controlling Interests in Joint Ventures

At December 31, 2022, the Company is a partner with a majority controlling equity interest in three consolidated joint ventures as described below.

GIC Joint Venture

In July 2019, the Company entered into the GIC Joint Venture to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the GIC Joint Venture and invests 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the GIC Joint Venture and has the potential to earn incentive fees based on the GIC Joint Venture achieving certain return thresholds. During the year ended December 31, 2022, Summit earned $0.8 million under incentive fee agreements. There were no such incentive fees earned during the year ended December 31, 2021.

As of December 31, 2022, the GIC Joint Venture owns 39 hotel properties containing 5,414 guestrooms in nine states. The GIC Joint Venture owns the properties through master real estate investment trusts (“Master REIT”) and subsidiary REITs (“Subsidiary REIT”). All of the hotel properties owned by the GIC Joint Venture are leased to taxable REIT subsidiaries of the Subsidiary REITs (“Subsidiary REIT TRSs”). To qualify as a REIT, the Master REIT and each Subsidiary REIT must meet all REIT requirements provided in the IRC. Taxable income related to the Subsidiary REIT TRSs is subject to federal, state and local income taxes at applicable corporate tax rates.

Brickell Joint Venture

In June 2022, the Company entered into the Brickell Joint Venture to facilitate the exercise of the Initial Purchase Option to acquire a 90% equity interest in the AC/Element Hotel. Our joint venture partner, C-F Brickell, owns the remaining 10% equity interest in the Brickell Joint Venture. The Company has an option to purchase the remaining 10% equity interest in the Brickell Joint Venture from C-F Brickell in December 2026 pursuant to the exercise of a second purchase option at its market value on the exercise date. The Company serves as the managing member of the Brickell Joint Venture.

Onera Joint Venture

In October 2022, the Company entered into a joint venture with Onera (the "Onera Joint Venture"), developers of alternative accommodation properties, with the acquisition of a 90% equity interest in the Onera Joint Venture for $5.2 million in cash, plus additional contingent consideration limited to a maximum of $1.8 million, payable to the seller based on performance of the property for the 12-month period ending July 31, 2023. The Onera Joint Venture owns a 100% fee simple interest in real property and improvements located in Fredericksburg, Texas consisting of 11 glamping lodging units and a 6.4-acre parcel of undeveloped land that will be developed as phase two of the lodging site in the future. The Company serves as the managing member of the Onera Joint Venture.

Redeemable Non-controlling Interests

On January 13, 2022, in connection with the NCI Transaction, Summit Hotel GP, LLC, a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership, on its own behalf as general partner of the Operating Partnership and on behalf of the limited partners of the Operating Partnership, entered into the Tenth Amendment (the “Tenth Amendment”) to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, to provide for the issuance of up to 2,000,000 Series Z Preferred Units. The Series Z Preferred Units rank on a parity with the Operating Partnership’s Series E and Series F Preferred Units and holders will receive quarterly distributions at a rate of 5.25% per year. From issuance until the tenth anniversary of their issuance, the Series Z Preferred Units will be redeemable at the holder’s request at any time, or in connection with a change of control of the Company, for, at the Company’s election, cash or shares of the Company’s 5.25% Series Z Cumulative Perpetual Preferred Stock (which will be designated and authorized following notice of redemption by holder of the Series Z Preferred Units) on a one-for-one basis. After the fifth anniversary of their issuance, the Company may redeem the Series Z Preferred Units for cash at a redemption amount of $25 per unit. For a 90-day period immediately following both the tenth and the eleventh anniversaries of their issuance or in connection with a change of control of the Company, the Series Z Preferred Units will be redeemable at the holder’s request for cash at a redemption amount of $25 per unit. On January 13, 2022 and March 23, 2022, in connection with the NCI Transaction, the Operating Partnership issued an aggregate of 2,000,000 Series Z Preferred Units as partial consideration for the purchase. At December 31, 2022, the redeemable Series Z Preferred Units issued in connection with the NCI Transaction are recorded as temporary equity and reflected as Redeemable non-controlling interests on our Consolidated Balance Sheet.

NOTE 10 — FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2022 and 2021. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurement at December 31, 2022 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$16,841	$—	$16,841

	Fair Value Measurement at December 31, 2021 using
	Level 1	Level 2	Level 3	Total
Assets:
Purchase options related to real estate loans (1)	$—	$—	$2,800	$2,800
Liabilities:
Interest rate swaps	$—	$15,723	$—	$15,723

(1)       The original fair value of the Initial Purchase Option was estimated using the Black-Scholes model. The Initial Purchase Option related to the acquisition of the AC/Element Hotel and did not have a readily determinable fair value at December 31, 2021. As such, the Initial Purchase Option was recorded at an amount at inception that was estimated using the Black-Scholes model.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2022 or 2021.

During the year ended December 31, 2021, we recorded a Loss on impairment and write-off of assets of $4.4 million as follows (dollar amounts in thousands):

	Real Estate Loan 1		Real Estate Loan 2		Real Estate Loan 3
Purchase option carrying amount at December 31, 2020	$1,600		$2,761		$2,800
Loss on impairment and write-off of assets	(1,600)	(1)	(2,761)	(1)	—
Purchase option carrying amount at December 31, 2021	$—		$—		$2,800

(1)    Real Estate Loan 1 and 2 were repaid in full during the year ended December 31, 2021 and the Company elected not to exercise its purchase options related to these loans. As such, we recorded a Loss on impairment and write-off of assets of $4.4 million related to the forfeited purchase options during the year ended December 31, 2021.

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

During the year ended December 31, 2020, we recorded an impairment of $1.8 million related to Real Estate Loan 3 to reduce its carrying amount to its estimated fair value as of December 31, 2020.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Franchise Agreements

All of our lodging properties (with the exception of the Onera Joint Venture property) operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 20 years with various extension provisions. Each franchisor receives franchise fees ranging from 2% to 6% of each hotel property’s gross revenue, and some agreements require that we pay marketing fees of up to 4% of gross revenue. In addition, some of these franchise agreements require that we deposit a percentage of the hotel property’s gross revenue, generally not more than 5%, into a reserve fund for capital expenditures. We also pay fees to our franchisors for services related to reservation and information systems. In 2022, 2021, and 2020, we expensed fees related to our franchise agreements of $47.9 million, $25.0 million, and $20.7 million, respectively.

Management Agreements

Our lodging properties operate pursuant to management agreements with various professional third-party management companies. The terms of our management agreements range from month-to-month to twenty-five years with various extension provisions. Each management company receives a base management fee, generally a percentage of total lodging property revenues. In some cases, there are also monthly fees for certain services, such as accounting, based on the number of guestrooms. Generally, there are also incentive fees based on attaining certain financial thresholds. In 2022, 2021, and 2020, we expensed fees related to our lodging property management agreements of $17.4 million, $9.9 million, and $6.3 million, respectively.

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

Stock Options Granted Under Our Equity Plan

The 235,000 stock options outstanding as of December 31, 2020 expired unexercised on February 13, 2021 and were forfeited.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock activity under our Equity Plan for 2022 and 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Current Value
			(in thousands)
Non-vested December 31, 2020	573,577	$10.18
Granted	536,980	10.27
Vested	(503,914)	10.51
Forfeited	(1,173)	9.98
Non-vested December 31, 2021	605,470	9.98
Granted	316,643	9.83
Vested	(259,037)	10.14
Forfeited	(8,272)	10.01
Non-vested December 31, 2022	654,804	$9.85	$4,728

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

The awards granted to our executive officers vest over a three-year period based on continuous service (25% on the first and second anniversary of the grant date and 50% on the third anniversary of the grant date) or in certain circumstances upon a change in control.

The holders of these awards have the right to vote the related shares of Common Stock and receive all dividends declared and paid whether or not vested. The fair value of time-based restricted stock awards granted is calculated based on the market value of our Common Stock on the date of grant.

During the years ended December 31, 2022, 2021, and 2020, the total fair value of time-based restricted stock awards that vested was $2.5 million, $5.3 million and $2.3 million, respectively. The total fair value of time-based restricted stock awards that vested during the year ended December 31, 2022 includes $0.4 million of time-based restricted stock for which the vesting was accelerated related to the retirement of our Executive Vice President and Chief Operating Officer. The total fair value of time-based restricted stock awards that vested during the year ended December 31, 2021 includes $1.5 million of time-based restricted stock for which the vesting was accelerated related to the non-renewal of the employment contract of our Executive Chairman.

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under our Equity Plan for 2022 and 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Current Value
			(in thousands)
Non-vested December 31, 2020	922,239	$11.65
Granted	323,930	14.05
Vested	(182,480)	13.73
Forfeited	(60,823)	13.73
Non-vested December 31, 2021	1,002,866	11.92
Granted	418,728	12.26
Vested	(414,620)	12.81
Non-vested December 31, 2022	1,006,974	$11.76	$7,270

Our performance-based restricted stock awards are market-based awards and are accounted for based on the fair value of our Common Stock on the grant date. The fair value of the performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model. These awards generally vest over a three-year period based on our total shareholder return relative to the total shareholder return of companies within the SNL U.S. REIT Hotel Index at the end of the period or upon a change in control. The awards require continued service during the measurement period and are subject to the other conditions described in the Equity Plan or award document.

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

The fair value of performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model and the following assumptions:

	2022	2021	2020
Expected dividend yield	3.52%	—%	8.16%
Expected stock price volatility	65.4%	63.7%	23.7%
Risk-free interest rate	1.77%	0.34%	0.53%
Monte Carlo iterations	100,000	100,000	100,000
Weighted average estimated fair value of performance-based restricted stock awards	$12.26	$14.05	$9.38

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

Director Stock Awards Made Pursuant to Our Equity Plan

During the years ended December 31, 2022 and 2021 we granted 84,889 and 60,546 shares of Common Stock, respectively, to our non-employee directors as a part of our director compensation program. These grants were made pursuant to our Equity Plan and were vested upon grant.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate General and Administrative expense in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020 was as follows (in thousands):

	2022	2021	2020
Time-based restricted stock	$2,860	$4,784	$2,470
Performance-based restricted stock	4,784	5,314	3,559
Director stock	802	583	447
	$8,446	$10,681	$6,476

We recognize equity-based compensation expense ratably over the vesting terms. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $8.2 million at December 31, 2022 as follows (in thousands):

	Total	2023	2024	2025
Time-based restricted stock	$3,960	$2,315	$1,435	$210
Performance-based restricted stock	4,268	2,559	1,483	226
	$8,228	$4,874	$2,918	$436

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
In connection with the non-renewal of the employment contract of the former Executive Chairman in December 2021, the Company recorded $2.9 million of additional stock-based compensation expense during the year ended December 31, 2021 related to the modification of certain stock award agreements. This amount was comprised of $1.5 million related to time-based restricted stock awards and $1.4 million related to performance-based restricted stock awards.

NOTE 13 — BENEFIT PLANS

On August 1, 2011, we initiated a qualified contributory retirement plan (the “Plan”) under Section 401(k) of the IRC, which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions may be made to the Plan by employees. The Plan is a Safe Harbor Plan and requires a mandatory employer contribution. The employer contribution was $0.4 million for the year ended December 31, 2022, and $0.3 million for each of the years ended December 31, 2021 and 2020.

NOTE 14 — INCOME TAXES

We have elected to be taxed as a REIT. As a REIT, we are generally not subject to corporate level income taxes on taxable income we distribute to our shareholders. We believe we have met the annual REIT distribution requirement by distribution of at least 90% of our taxable income to our shareholders.

Income related to our TRSs is subject to federal, state and local taxes at applicable corporate tax rates. Our consolidated tax provision includes the income tax provision related to the operations of the TRSs as well as state and local income taxes related to the Operating Partnership. Due to the Pandemic and its adverse, long-term effect on our lodging operations, certain of our TRSs have incurred operating losses and are in a three-year cumulative loss. As such, the realizability of our deferred tax assets at December 31, 2022 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all of our deferred tax assets at December 31, 2022.

The components of income tax expense (benefit) for the years ended December 31, 2022, 2021, and 2020 are as follows (in thousands):

	2022	2021	2020
Current:
Federal	$1,953	$1,036	$(904)
State and local	1,717	456	224
Deferred:
Federal	(59)	(19)	1,548
State and local	—	—	508
Income tax expense	$3,611	$1,473	$1,376

Below is a reconciliation between the provision for income taxes and the amounts computed by applying the federal statutory income tax rate to the income or loss before taxes:

	2022	2021	2020
Statutory federal income tax provision	$1,014	$(14,093)	$(31,052)
Nontaxable income of the REITs	1,124	16,812	19,963
State income taxes, net of federal tax benefit	1,644	891	(3,079)
Provision to return and deferred adjustment	81	—	(16)
Effect of permanent differences and other	246	99	319
Deferred assets transferred with REIT stock sale	730	—	—
Change in valuation allowance	(1,228)	(2,236)	15,241
Income tax provision	$3,611	$1,473	$1,376

The Company evaluates its deferred tax assets each reporting period to determine if it is more-likely-than-not that those assets will be realized. In its evaluation, the Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the Company’s existing deferred tax assets. At December 31, 2022, certain TRSs had a three-year cumulative loss. As such, realizability of the Company's deferred tax assets is not reasonably assured. Therefore, a valuation allowance was recorded against substantially all of our deferred tax assets at December 31, 2022.

At December 31, 2022 and 2021, we had valuation allowances of $11.8 million and $13.0 million, respectively. The $1.2 million decrease in valuation allowance relates to decreases in deferred tax assets related to $0.7 million in deferred assets transferred with the sale of subsidiary REIT stock, $0.3 million related to utilization of net operating losses, and $0.2 million decrease related to accrued expenses.

Deferred tax assets are included within Other assets and deferred tax liabilities are included within Accrued expenses and other in the accompanying Consolidated Balance Sheets.

Significant components of our TRSs deferred tax assets (liabilities) are as follows (in thousands):

	2022	2021
Tax carryforwards	$10,312	$11,251
Accrued expenses	1,421	1,704
Other	124	71
Valuation allowance	(11,777)	(13,005)
Net deferred tax assets	$80	$21

Gross deferred tax assets	$11,883	$13,066
Gross deferred tax liabilities	(26)	(40)
Valuation allowance	(11,777)	(13,005)
Net deferred tax assets	$80	$21

At December 31, 2022, our TRSs had federal net operating losses of $37.7 million which are not subject to expiration and state net operating losses of $37.2 million, which expire beginning in 2025. At December 31, 2022, Summit Hotel Properties Inc. and our Subsidiary REITs had federal net operating loss carryforwards of $35.7 million and $2.5 million, respectively, which are not subject to expiration.

In the normal course of business, we are subject to examination by federal, state, and local jurisdictions where applicable. We had no unrecognized tax benefits at December 31, 2022 or in the three-year period then ended. We expect no significant increase or decrease in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2022. We have no material interest or penalties relating to unrecognized tax benefits in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 or 2020 or in the Consolidated Balance Sheets as of December 31, 2022 or 2021.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. In general, we are not subject to tax examinations by tax authorities for years before 2018.

Characterization of Distributions (Unaudited)

For income tax purposes, distributions paid consist of ordinary income and capital gains or a combination thereof. For the years ended December 31, 2022, 2021, and 2020 distributions paid per share were characterized as follows:

	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Common Stock
Ordinary non-qualified dividend income	$0.0471	58.82%	$—	—%	$0.0944	52.46%
Ordinary qualified dividend income	0.0106	13.26%	—	—%	—	—%
Capital gain distributions	0.0223	27.92%	—	—%	—	—%
Return of capital	—	—%	—	—%	0.0856	47.54%
Total	$0.0800	100.00%	$—	—%	$0.1800	100.00%

Preferred Stock - Series D
Ordinary non-qualified dividend income	$—	—%	$—	—%	$0.4031	25.00%
Capital gain distributions	—	—%	—	—%	—	—%
Return of capital	—	—%	1.2228	100.00%	1.2094	75.00%
Total	$—	—%	$1.2228	100.00%	$1.6125	100.00%

Preferred Stock - Series E
Ordinary non-qualified dividend income	$0.9191	58.82%	$—	—%	$0.3906	25.00%
Ordinary qualified dividend income	0.2072	13.26%	—	—%	—	—%
Capital gain distributions	0.4363	27.92%	—	—%	—	—%
Return of capital	—	—%	1.5625	100.00%	1.1719	75.00%
Total	$1.5625	100.00%	$1.5625	100.00%	$1.5625	100.00%

Preferred Stock - Series F
Ordinary non-qualified dividend income	$0.8639	58.82%	$—	—%	$—	—%
Ordinary qualified dividend income	0.1947	13.26%	—	—%	—	—%
Capital gain distributions	0.4101	27.92%	—	—%	—	—%
Return of capital	—	—%	0.4406	100.00%	—	—%
Total	$1.4687	100.00%	$0.4406	100.00%	$—	—%

The dividends that were distributed to our stockholders during the year ended December 31, 2022 were 58.82% ordinary non-qualified dividend income, 13.26% ordinary qualified dividend income, and 27.92% capital gain distributions. The 2022 ordinary non-qualified dividends are eligible for the 20% deduction provided by Section 199A for qualified REIT dividends.

The Preferred D, Preferred E and Preferred F dividends paid during the year ended December 31, 2021 were 100.0% return of capital.

The common dividends that were taxable to our stockholders in 2020 were 52.46% ordinary income and 47.54% return of capital. The 2020 Preferred D and Preferred E dividends were 25.00% ordinary income and 75.00% return of capital. The 2020 ordinary income dividends are eligible for the 20% deduction provided by Section 199A for qualified REIT dividends.

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

The Common Units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income would also be added to derive net income attributable to common stockholders. For the years ended December 31, 2022, 2021, and 2020, we had unvested performance-based restricted stock awards of 1,006,974 shares, 1,002,866 shares and 922,239 shares, respectively, which were excluded from the denominator of the diluted earnings per share as the awards were antidilutive. Our outstanding convertible notes have been excluded from the denominator of the diluted earnings per share calculation as their inclusion would be antidilutive.

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

	2022	2021	2020
Numerator:
Net income (loss)	$1,217	$(68,584)	$(149,245)
Adjusted for:
Preferred dividends	(15,875)	(15,431)	(14,838)
Premium on redemption of preferred stock	—	(2,710)	—
Allocation to participating securities	—	—	(81)
Distributions and accretion of redeemable non-controlling interests	(2,520)	—	—
Attributable to non-controlling interest in Operating Partnership	2,570	115	271
Attributable to non-controlling interests in joint ventures	(2,321)	2,896	5,635
Income from continuing operations attributable to common stockholders	$(16,929)	$(83,714)	$(158,258)
Denominator:
Weighted average common shares outstanding - basic and diluted	105,142	104,471	104,141
Loss per share:
Basic and diluted	$(0.16)	$(0.80)	$(1.52)

NOTE 16 — SUPPLEMENTAL CASH FLOW INFORMATION

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

Supplemental cash flow information for the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Cash payments for interest	$58,409	$37,509	$40,927
Accrued acquisition costs and improvements to lodging properties	$8,233	$3,399	$2,142
Cash payments for income taxes, net of refunds	$3,742	$557	$(463)
Mortgage debt assumed for acquisitions of lodging properties	$382,205	$13,267	$—
Assumption of leases and other assets and liabilities in connection with the acquisition of a portfolio of properties	$9,206	$—	$—
Conversion of a mezzanine loan to complete acquisition of lodging properties	$29,875	$—	$—
Conversion of purchase option to complete acquisition of lodging properties	$2,800	$—	$—
Non-cash contributions of assets by non-controlling interests related to acquisition of lodging properties	$7,724	$—	$—
Issuance of non-controlling interests in Operating Partnership to complete acquisition of a portfolio of properties	$157,513	$—	$—
Redeemable non-controlling interests in operating partnership issued to complete acquisition of a portfolio of properties	$50,000	$—	$—

NOTE 17 — SUBSEQUENT EVENTS

We have evaluated significant matters subsequent to our year end date of December 31, 2022 and through the filing date of our Annual Report on Form 10-K for the year then ended of February 27, 2023 as follows:

Equity Transactions

On January 26, 2023, our Board of Directors declared cash dividends of $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock and $0.3671875 per share of 5.875% Series F Cumulative Redeemable Preferred Stock. The Board of Directors also declared on behalf of the Operating Partnership, a cash dividend of $0.328125 per share of the Operating Partnership's unregistered 5.25% Series Z Cumulative Perpetual Preferred Units. Our Board of Directors also declared a quarterly cash dividend of $0.04 per share on our Common Stock and per Common Unit of the Operating Partnership.

These dividends are payable February 28, 2023 to stockholders of record on February 14, 2023.

Disposition of Lodging Properties and Undeveloped Land

Subsequent to December 31, 2022, we entered into a purchase and sale agreement with a third-party to sell a portfolio of four lodging properties for $28.1 million. We recorded a write-down of $2.9 million at December 31, 2022 for the excess of the net carrying amount of the portfolio of properties over the expected net selling price less costs to sell. Additionally, we entered into a purchase and sale agreement with a third-party to sell a 6.0-acre parcel of undeveloped for $1.3 million. We recorded a write-down of $0.3 million at December 31, 2022 for the excess of the net carrying amount of the undeveloped land over the expected net selling price less costs to sell. We also entered into an agreement for the sale of two lodging properties for $50.5 million. We recorded a write-down of $7.2 million at December 31, 2022 for the excess of the net carrying amount of the properties over the expected net selling price less costs to sell.

Investment in Development Property

On January 10, 2023, we entered into an agreement with affiliates of Onera to provide a mezzanine loan to fund up to $4.6 million for the development of a glamping property. Additionally, we issued a $3.0 million letter of credit to the senior lender of the project as additional support for the borrower's construction loan. The development is expected to be completed in 2024. In addition, we have an option to purchase 90% of the equity of the entity that owns the development property upon completion of construction at a pre-determined price.

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2022
(in thousands)

			Initial Cost		Costs Subsequent	Gross Amount at December 31, 2022
Description	Mortgage Debt/ Encumbrances		Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Buildings, Improvements and Furniture, Fixtures and Equipment	Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Date Acquired
Homewood Suites, Aliso Viejo, CA	$—		$5,599	$32,367	$600	$5,599	$32,967	$38,566	$(8,363)	2017
Courtyard, Arlington, TX	—		1,497	15,573	(53)	1,497	15,520	17,017	(5,574)	2012
Residence Inn, Arlington, TX	—		1,646	15,440	350	1,646	15,790	17,436	(5,602)	2012
Hotel Indigo, Asheville, NC	—		2,100	34,755	1,901	2,100	36,656	38,756	(10,613)	2015
Courtyard, Atlanta, GA	—		2,050	27,969	3,314	2,050	31,283	33,333	(9,701)	2012
Residence Inn, Atlanta, GA	—	(3)	3,381	34,820	(1,502)	3,381	33,318	36,699	(8,154)	2016
AC Hotel, Atlanta, GA	—		5,670	51,922	1,569	5,670	53,491	59,161	(11,890)	2017
Hampton Inn & Suites, Austin, TX	—	(2)	—	56,394	7,186	—	63,580	63,580	(16,118)	2014
Hampton Inn & Suites, Baltimore, MD	—		2,205	16,013	5,818	2,205	21,831	24,036	(5,289)	2017
Residence Inn, Baltimore, MD	—		1,986	37,016	6,880	1,986	43,896	45,882	(11,379)	2017
Marriott, Boulder, CO	—		11,115	49,204	9,494	11,115	58,698	69,813	(15,627)	2016
Residence Inn, Branchburg, NJ	—		2,374	24,411	285	2,374	24,696	27,070	(7,332)	2015
DoubleTree, Brisbane, CA	—		3,300	39,686	1,499	3,300	41,185	44,485	(17,533)	2014
Hampton Inn & Suites, Camarillo, CA	—		2,200	17,366	852	2,200	18,218	20,418	(8,282)	2013
Courtyard, Charlotte, NC	—		—	41,094	2,303	—	43,397	43,397	(10,217)	2017
Hyatt Place, Chicago, IL	—		5,395	68,355	450	5,395	68,805	74,200	(16,929)	2016
Residence Inn, Cleveland, OH	—		10,075	33,340	2,916	10,075	36,256	46,331	(9,435)	2017
Courtyard, Decatur, GA	—		4,046	34,151	4,025	4,046	38,176	42,222	(10,507)	2015
Hilton Garden Inn, Eden Prairie, MN	—	(3)	1,800	11,211	(359)	1,800	10,852	12,652	(5,331)	2013
Hyatt Place, Englewood, CO	—		2,000	11,950	2,899	2,000	14,849	16,849	(5,462)	2012
Hyatt House, Englewood, CO	—		2,700	16,267	1,340	2,700	17,607	20,307	(8,569)	2012
Courtyard, Fort Lauderdale, FL	—		37,950	47,002	4,234	37,950	51,236	89,186	(11,461)	2017
Courtyard, Fort Worth, TX	—		1,920	38,070	10,460	1,920	48,530	50,450	(11,958)	2017
Hyatt Place, Garden City, NY	—		4,200	27,775	550	4,282	28,243	32,525	(8,472)	2012
Staybridge Suites, Glendale, CO	—		2,100	10,151	4,424	2,100	14,575	16,675	(4,767)	2011
Hilton Garden Inn, Greenville, SC	—		1,200	14,566	3,211	1,200	17,777	18,977	(6,999)	2013
Residence Inn, Hillsboro, OR	—		4,943	42,541	1,463	4,943	44,004	48,947	(6,194)	2019
Hyatt Place, Hoffman Estates, IL	—	(3)	1,900	8,917	(2,175)	1,900	6,742	8,642	(4,150)	2013
Hilton Garden Inn, Houston, TX	—	(2)	—	41,838	3,707	—	45,545	45,545	(14,308)	2014
Hilton Garden Inn, Houston, TX	—		2,800	33,777	8,046	2,800	41,823	44,623	(8,542)	2014
Residence Inn, Hunt Valley, MD	—		—	35,436	1,456	1,076	35,816	36,892	(10,027)	2015
SpringHill Suites, Indianapolis, IN	—		4,012	27,910	(287)	4,012	27,623	31,635	(8,844)	2013
Courtyard, Indianapolis, IN	—		7,788	54,384	(1,325)	7,788	53,059	60,847	(16,229)	2013
Courtyard, Kansas City, MO	—	(3)	3,955	20,608	1,666	3,955	22,274	26,229	(5,472)	2017
Hyatt Place, Lombard, IL	—	(3)	1,550	17,351	(784)	1,550	16,567	18,117	(7,343)	2012
Hyatt Place, Lone Tree, CO	—		1,300	11,704	3,201	1,314	14,891	16,205	(5,590)	2012
Fairfield Inn & Suites, Louisville, KY	—		3,120	24,231	(214)	3,120	24,017	27,137	(8,259)	2013

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2022
(in thousands)

			Initial Cost		Costs Subsequent	Gross Amount at December 31, 2022
Description	Mortgage Debt/ Encumbrances		Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Buildings, Improvements and Furniture, Fixtures and Equipment	Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Date Acquired
SpringHill Suites, Louisville, KY	—		4,880	37,361	83	4,880	37,444	42,324	(12,873)	2013
Hyatt Place, Mesa, AZ	—	(1)	2,400	19,848	1,598	2,400	21,446	23,846	(6,070)	2017
Courtyard, Metairie, LA	—		1,860	25,168	3,896	1,860	29,064	30,924	(10,837)	2013
Residence Inn, Metairie, LA	—		1,791	23,386	337	1,791	23,723	25,514	(12,019)	2013
Hyatt House, Miami, FL	—		4,926	40,087	2,901	4,926	42,988	47,914	(15,512)	2015
Hilton Garden Inn, Milpitas, CA	—		7,921	46,141	4,872	7,921	51,013	58,934	(7,367)	2019
Hyatt Place, Minneapolis, MN	—		—	34,026	2,303	—	36,329	36,329	(11,055)	2013
Hampton Inn & Suites, Minneapolis, MN	—	(1)	3,502	35,433	483	3,502	35,916	39,418	(11,090)	2015
Holiday Inn Express & Suites, Minnetonka, MN	—	(3)	1,000	7,662	70	1,000	7,732	8,732	(3,815)	2013
SpringHill Suites, Nashville, TN	—		777	5,598	1,519	777	7,117	7,894	(2,356)	2004
Courtyard, Nashville, TN	—		8,792	62,759	7,890	8,792	70,649	79,441	(16,992)	2016
Courtyard, New Haven, CT	—		11,990	51,497	2,634	11,990	54,131	66,121	(11,224)	2017
Courtyard, New Orleans, LA	—		1,944	25,120	3,676	1,944	28,796	30,740	(14,046)	2013
Courtyard, New Orleans, LA	—		2,490	34,220	2,096	2,490	36,316	38,806	(15,982)	2013
SpringHill Suites, New Orleans, LA	—		2,046	33,270	6,180	2,046	39,450	41,496	(17,271)	2013
Hyatt Place, Orlando, FL	—		3,100	11,343	3,512	3,100	14,855	17,955	(5,336)	2013
Hyatt Place, Orlando, FL	—		2,716	11,221	6,584	2,716	17,805	20,521	(5,297)	2013
Hyatt House, Orlando, FL	—		2,800	34,423	346	2,800	34,769	37,569	(10,024)	2018
Hyatt Place, Owings Mills, MD	—		2,100	9,799	271	2,100	10,070	12,170	(4,409)	2012
Courtyard, Pittsburgh, PA	—		1,652	40,749	6,526	1,652	47,275	48,927	(10,343)	2017
Hyatt Place, Portland, OR	—	(2)	—	14,700	745	—	15,445	15,445	(6,508)	2009
Residence Inn, Portland, OR	7,691	(2)	—	15,629	543	—	16,172	16,172	(7,104)	2009
Residence Inn, Portland, OR	—		12,813	76,868	11,195	12,813	88,063	100,876	(11,795)	2019
Hampton Inn & Suites, Poway, CA	—		2,300	14,728	1,240	2,300	15,968	18,268	(6,374)	2013
Hilton Garden Inn, San Francisco, CA	—		12,346	45,730	(58,076)	—	—	—	—	2019
Holiday Inn Express & Suites, San Francisco, CA	—		15,545	49,469	4,227	15,545	53,696	69,241	(21,315)	2013
Four Points, San Francisco, CA	—	(1)	1,200	21,397	3,916	1,200	25,313	26,513	(9,434)	2014
Hyatt Place, Scottsdale, AZ	—		1,500	10,171	(53)	1,500	10,118	11,618	(4,274)	2012
Courtyard, Scottsdale, AZ	—		3,225	12,571	3,703	3,225	16,274	19,499	(9,232)	2003
SpringHill Suites, Scottsdale, AZ	—		2,195	9,496	1,737	2,195	11,233	13,428	(6,380)	2003
Hampton Inn & Suites, Silverthorne, CO	—		4,441	21,125	811	4,441	21,936	26,377	(2,836)	2019
Residence Inn, Steamboat Springs, CO	—		1,832	31,214	360	1,832	31,574	33,406	(2,028)	2021
Hampton Inn & Suites, Tampa, FL	—		3,600	20,366	4,553	3,600	24,919	28,519	(9,053)	2012
Embassy Suites, Tucson, AZ	13,032		1,841	23,958	646	1,841	24,604	26,445	(1,432)	2021
Homewood Suites, Tucson, AZ	—		2,570	22,802	1,389	2,570	24,191	26,761	(6,435)	2017
Hilton Garden Inn, Waltham, MA	—		10,644	21,713	6,432	10,644	28,145	38,789	(7,580)	2017
Residence Inn, Watertown, MA	—		25,083	45,917	421	25,083	46,338	71,421	(8,563)	2018

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2022
(in thousands)

			Initial Cost		Costs Subsequent	Gross Amount at December 31, 2022
Description	Mortgage Debt/ Encumbrances		Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Buildings, Improvements and Furniture, Fixtures and Equipment	Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Date Acquired
Parking Garage, Silverthorne, CO	—		2,404	—	1,229	2,404	1,229	3,633	—	2019
Parking Garage, Fort Lauderdale, FL	—		—	—	—	—	2,717	2,717	—	2017
AC Hotel, Dallas, TX	—		1,330	31,379	265	1,330	31,644	32,974	(1,511)	2022
Residence Inn, Dallas, TX	—		1,372	32,351	254	1,372	32,605	33,977	(1,568)	2022
Hampton Inn & Suites, Dallas, TX	—		1,834	47,069	292	1,834	47,361	49,195	(2,176)	2022
Parking Garage, Dallas, TX	—		3,131	9,252	91	3,131	9,343	12,474	(240)	2022
SpringHill Suites, Dallas, TX	—		2,447	23,746	2,823	2,447	26,569	29,016	(1,757)	2022
Hilton Garden Inn, Grapevine, TX	6,293	(2)	986	33,137	81	986	33,218	34,204	(1,780)	2022
Holiday Inn Express & Suites, Grapevine, TX	—		1,419	13,810	268	1,419	14,078	15,497	(1,354)	2022
Courtyard, Grapevine, TX	—		2,542	34,872	488	2,542	35,360	37,902	(2,620)	2022
TownePlace Suites, Grapevine, TX	—		1,686	23,119	180	1,686	23,299	24,985	(1,646)	2022
Hyatt Place, Grapevine, TX	—		1,318	18,740	372	1,318	19,112	20,430	(1,406)	2022
Hyatt Place, Plano, TX	—		2,363	13,699	174	2,363	13,873	16,236	(1,236)	2022
AC Hotel, Frisco, TX	—		1,246	38,390	58	1,246	38,448	39,694	(2,120)	2022
Residence Inn, Frisco, TX	—		1,246	38,390	48	1,246	38,438	39,684	(2,092)	2022
Canopy Hotel, Frisco, TX	—		1,109	38,531	52	1,109	38,583	39,692	(1,928)	2022
Residence Inn, Tyler, TX	—		1,243	15,323	256	1,243	15,579	16,822	(1,333)	2022
Hilton Garden Inn, Longview, TX	—		1,284	13,281	217	1,284	13,498	14,782	(872)	2022
AC Hotel, Houston, TX	—		4,796	52,268	792	4,796	53,060	57,856	(2,518)	2022
Hilton Garden Inn, Bryan, TX	—		713	11,337	418	713	11,755	12,468	(785)	2022
Homewood Suites, Midland, TX	—		1,717	22,326	257	1,717	22,583	24,300	(1,480)	2022
Hyatt Place, Lubbock, TX	—		896	20,182	412	896	20,594	21,490	(1,381)	2022
Courtyard, Amarillo, TX	—		269	18,561	259	269	18,820	19,089	(1,233)	2022
Embassy Suites, Amarillo, TX	—	(2)	657	38,456	310	657	38,766	39,423	(2,591)	2022
AC Hotel, Oklahoma City, OK	—		2,769	29,389	130	2,769	29,519	32,288	(1,949)	2022
Hyatt Place, Oklahoma City, OK	—		2,822	25,311	115	2,822	25,426	28,248	(1,254)	2022
Holiday Inn Express & Suites, Oklahoma City, OK	—		2,542	21,574	312	2,542	21,886	24,428	(1,221)	2022
SpringHill Suites, New Orleans, LA	—		963	12,763	82	963	12,845	13,808	(610)	2022
TownePlace Suites, New Orleans, LA	—		1,366	18,110	119	1,366	18,229	19,595	(882)	2022
Canopy Hotel, New Orleans, LA	—	(2)	4,262	51,406	69	4,262	51,475	55,737	(1,952)	2022
AC Hotel, Miami, FL	—	(1)	8,496	46,839	31	8,496	46,870	55,366	(1,207)	2022
Element, Miami, FL	—	(1)	5,882	32,427	2	5,882	32,429	38,311	(850)	2022
Parking Garage, Miami, FL	—	(1)	—	1,473	—	—	1,473	1,473	(78)	2022
Onera Escapes, Fredericksburg, TX	—		1,251	5,209	42	1,251	5,251	6,502	(54)	2022
Parking Garage, Frisco, TX	—		2,470	6,563	10	2,470	6,573	9,043	(179)	2022
Land Parcels	—		4,645	—	(2,995)	1,650	—	1,650	—
			$395,175	$3,011,813	$138,479	$381,006	$3,167,178	$3,548,184	$(716,646)

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2022
(in thousands)

(1) Properties cross-collateralize the related loan, refer to "Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt" in the Consolidated Financial Statements.
(2) Properties subject to ground lease, refer to "Part II – Item 8. – Financial Statements and Supplementary Data – Note 7 – Leases" in the Consolidated Financial Statements.
(3) Property value includes an impairment charge, based on the difference between the net realizable value and the carrying value at the time of measurement.

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2022
(in thousands)

(a)  ASSET BASIS

	2022	2021	2020
Reconciliation of land, buildings and improvements:
Balance at beginning of period as adjusted	$2,638,549	$2,570,768	$2,553,428
Additions to land, buildings and improvements	989,046	80,496	19,918
Disposition of land, buildings and improvements	(68,991)	(12,715)	(2,578)
Impairment loss	(10,420)	—	—
Balance at end of period	$3,548,184	$2,638,549	$2,570,768

(b)ACCUMULATED DEPRECIATION

	2022	2021	2020
Reconciliation of accumulated depreciation:
Balance at beginning of period	$583,080	$490,326	$383,763
Depreciation	145,491	105,462	109,159
Depreciation on assets sold or disposed	(11,925)	(12,708)	(2,596)
Balance at end of period	$716,646	$583,080	$490,326

(c)The aggregate cost of real estate for Federal income tax purposes was approximately $3,336 million (unaudited).

(d)Depreciation for buildings, improvements and furniture, fixtures and equipment is based on useful lives ranging from 2 to 40 years.

(e)We have mortgages payable on the properties as noted. Additional mortgage information can be found in "Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt" to the Consolidated Financial Statements.

(f)Amounts under the column heading "Costs Subsequent" include (when applicable) parcels of undeveloped land that were sold, and impairment losses related to certain properties.