Form 10-Q
period 2023-03-31
Summit Hotel Properties, Inc.
filed 2023-05-03
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of April 21, 2023, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 107,469,294.

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets — March 31, 2023 (Unaudited) and December 31, 2022	1
	Condensed Consolidated Statements of Operations (Unaudited) — Three Months Ended March 31, 2023 and 2022	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) — Three Months Ended March 31, 2023 and 2022	3
	Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests (Unaudited) — Three Months Ended March 31, 2023 and 2022	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended March 31, 2023 and 2022	5
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.	Controls and Procedures	48

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investments in lodging property, net	$2,776,947	$2,792,552
Assets held for sale, net	79,172	78,576
Cash and cash equivalents	60,678	51,255
Restricted cash	11,153	10,553
Right-of-use assets, net	35,697	35,023
Trade receivables, net	24,070	21,015
Prepaid expenses and other	19,348	8,378
Deferred charges, net	6,932	7,074
Other assets	14,260	17,844
Total assets	$3,028,257	$3,022,270

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,467,123	$1,451,796
Lease liabilities, net	26,309	25,484
Accounts payable	5,460	5,517
Accrued expenses and other	86,499	81,304
Total liabilities	1,585,391	1,564,101
Commitments and contingencies (Note 11)
Redeemable non-controlling interests	50,219	50,219
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.25% Series E - 6,400,000 shares issued and outstanding at March 31, 2023 and December 31, 2022 (aggregate liquidation preference of $160,861 at March 31, 2023 and December 31, 2022, respectively)	64	64
5.875% Series F - 4,000,000 shares issued and outstanding at March 31, 2023 and December 31, 2022 (aggregate liquidation preference of $100,506 at March 31, 2023 and December 31, 2022, respectively)	40	40
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 107,469,863 and 106,901,576 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,075	1,069
Additional paid-in capital	1,232,457	1,232,302
Accumulated other comprehensive income	10,270	14,538
Accumulated deficit and distributions in excess of retained earnings	(297,687)	(288,200)
Total stockholders’ equity	946,219	959,813
Non-controlling interests	446,428	448,137
Total equity	1,392,647	1,407,950
Total liabilities, redeemable non-controlling interests and equity	$3,028,257	$3,022,270

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Room	$163,089	$128,810
Food and beverage	10,630	5,662
Other	8,664	7,397
Total revenues	182,383	141,869

Expenses:
Room	35,909	28,410
Food and beverage	7,955	4,114
Other lodging property operating expenses	56,125	46,277
Property taxes, insurance and other	14,724	13,138
Management fees	4,805	3,795
Depreciation and amortization	36,908	36,274
Corporate general and administrative	8,005	9,137
Recoveries of credit losses	(250)	—
Total expenses	164,181	141,145

Operating income	18,202	724
Other income (expense):
Interest expense	(20,909)	(13,439)
Other income, net	265	1,742
Total other expense, net	(20,644)	(11,697)
Loss from continuing operations before income taxes	(2,442)	(10,973)
Income tax benefit (Note 13)	472	2,000
Net loss	(1,970)	(8,973)
Loss attributable to non-controlling interests	1,369	1,119
Net loss attributable to Summit Hotel Properties, Inc. before preferred dividends and distributions	(601)	(7,854)
Distributions to and accretion of redeemable non-controlling interests	(657)	(555)
Preferred dividends	(3,970)	(3,970)
Net loss attributable to common stockholders	$(5,228)	$(12,379)

Loss per share:
Basic and diluted	$(0.05)	$(0.12)
Weighted-average common shares outstanding:
Basic and diluted	105,312	104,896

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(1,970)	$(8,973)
Other comprehensive (loss) income, net of tax:
Changes in fair value of derivative financial instruments	(4,388)	12,113
Comprehensive (loss) income	(6,358)	3,140
Comprehensive income (loss) attributable to non-controlling interests	1,489	(258)
Comprehensive (loss) income attributable to Summit Hotel Properties, Inc.	(4,869)	2,882
Distributions to and accretion of redeemable non-controlling interests	(657)	(555)
Preferred dividends	(3,970)	(3,970)
Comprehensive loss attributable to common stockholders	$(9,496)	$(1,643)

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
Three Months Ended March 31, 2023 and 2022
(Unaudited)
(In thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Distributions	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2022	$50,219	10,400,000	$104	106,901,576	$1,069	$1,232,302	$14,538	$(288,200)	$959,813	$448,137	$1,407,950
Adjustment of redeemable non-controlling interests to redemption value	657	—	—	—	—	—	—	(657)	(657)	—	(657)
Sale of non-controlling interests in joint venture	—	—	—	—	—	—	—	—	—	1,353	1,353
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(4,259)	(4,259)	(639)	(4,898)
Preferred dividends and distributions	(657)	—	—	—	—	—	—	(3,970)	(3,970)	—	(3,970)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(790)	(790)
Equity-based compensation	—	—	—	736,370	7	1,461	—	—	1,468	—	1,468
Shares of common stock acquired for employee withholding requirements	—	—	—	(168,083)	(1)	(1,282)	—	—	(1,283)	—	(1,283)
Other	—	—	—	—	—	(24)	—	—	(24)	(144)	(168)
Other comprehensive loss	—	—	—	—	—	—	(4,268)	—	(4,268)	(120)	(4,388)
Net loss	—	—	—	—	—	—	—	(601)	(601)	(1,369)	(1,970)
Balance at March 31, 2023	$50,219	10,400,000	$104	107,469,863	$1,075	$1,232,457	$10,270	$(297,687)	$946,219	$446,428	$1,392,647

Balance at December 31, 2021	$—	10,400,000	$104	106,337,724	$1,063	$1,225,184	$(15,639)	$(262,639)	$948,073	$159,119	$1,107,192
Redeemable non-controlling interests in operating partnership issued for the acquisition of a portfolio of lodging properties	50,000	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable non-controlling interests to redemption value	555	—	—	—	—	—	—	(555)	(555)	—	(555)
Non-controlling interests in operating partnership issued for the acquisition of a portfolio of lodging properties	—	—	—	—	—	—	—	—	—	157,513	157,513
Sale of non-controlling interests in joint venture	—	—	—	—	—	—	—	—	—	674	674
Contributions by non-controlling interest in joint venture	—	—	—	—	—	1,218	—	—	1,218	202,485	203,703
Preferred dividends and distributions	(335)	—	—	—	—	—	—	(3,970)	(3,970)	—	(3,970)
Equity-based compensation	—	—	—	623,139	6	3,692	—	—	3,698	—	3,698
Other comprehensive income	—	—	—	—	—	—	10,736	—	10,736	1,377	12,113
Net loss	—	—	—	—	—	—	—	(7,854)	(7,854)	(1,119)	(8,973)
Balance at March 31, 2022	$50,220	10,400,000	$104	106,960,863	$1,069	$1,230,094	$(4,903)	$(275,018)	$951,346	$520,049	$1,471,395
 See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc. Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(1,970)	$(8,973)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,908	36,274
Amortization of debt issuance costs	1,399	1,412
Recoveries of credit losses	(250)	—
Equity-based compensation	1,468	3,698
Non-cash interest income	(143)	(122)
Debt transaction costs	87	—
Other	285	69
Changes in operating assets and liabilities:
Trade receivables, net	(3,055)	(13,726)
Prepaid expenses and other	388	(9,054)
Accounts payable	(38)	900
Accrued expenses and other	(3,073)	15,027
NET CASH PROVIDED BY OPERATING ACTIVITIES	32,006	25,505
INVESTING ACTIVITIES
Acquisitions of lodging properties	—	(272,556)
Improvements to lodging properties	(24,088)	(10,347)
Funding of real estate loans	(1,320)	(1,915)
NET CASH USED IN INVESTING ACTIVITIES	(25,408)	(284,818)
FINANCING ACTIVITIES
Proceeds from borrowing on revolving line of credit	25,000	410,000
Repayments of line of credit borrowings	(10,000)	—
Principal payments on debt	(692)	(329,882)
Proceeds from the sale of non-controlling interests	1,353	674
Financing fees, debt transactions costs and other issuance costs	(634)	(2,588)
Common dividends paid	(4,904)	—
Preferred dividends and distributions paid	(4,625)	(4,305)
Proceeds from contributions by non-controlling interests in joint venture	—	203,703
Distributions to joint venture partners	(790)	—
Repurchase of shares of common stock for withholding requirements	(1,283)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,425	277,602
Net change in cash, cash equivalents and restricted cash	10,023	18,289
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	61,808	96,944
End of period	$71,831	$115,233

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONSOLIDATED BALANCE SHEET TO THE AMOUNTS SHOWN IN THE STATEMENT OF CASH FLOWS ABOVE:
Cash and cash equivalents	60,678	82,397
Restricted cash	11,153	32,836
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$71,831	$115,233

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

We primarily focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. At March 31, 2023, our portfolio consisted of 103 lodging properties with a total of 15,334 guestrooms located in 24 states. As of March 31, 2023, we own 100% of the outstanding equity interests in 61 of our 103 lodging properties. We own a 51% controlling interest in 39 lodging properties through a joint venture that was formed in July 2019 with GIC (the “GIC Joint Venture”), Singapore’s sovereign wealth fund. We also own 90% equity interests in two separate joint ventures (the "Brickell Joint Venture" and the "Onera Joint Venture"). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

As of March 31, 2023, 86% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 91% were located within the top 100 MSAs and over 99% of our guestrooms operated under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”), and InterContinental® Hotels Group (“IHG”).

Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership, Summit Hotel OP, LP (the “Operating Partnership”). Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At March 31, 2023, we owned, directly and indirectly, approximately 87.0% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding Series E and Series F preferred units of limited partnership interest. NewcrestImage Holdings, LLC owns all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units (Liquidation preference $25 per unit) of the Operating Partnership ("Series Z Preferred Units"), which was issued as part of the NCI Transaction (described below in "Note 3 - Investments in Lodging Property, net"). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as "Preferred Units."

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenues and expenses in the reporting period. Actual results could differ from those estimates. As interim statements, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three months ended March 31, 2023 may not be indicative of the results that may be expected for the full year of 2023. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Real Estate Development Loans

We selectively provide mezzanine financing to developers where we also have the opportunity to acquire the lodging property at or after the completion of the development project. We classify mezzanine loans as Investments in lodging property, net or Investments in real estate loans, net based on the terms of the loan agreements and criteria for classifying an arrangement as a loan or an investment in real estate under Accounting Standards Codification ("ASC") No. 310, Receivables. At March 31, 2023, we have one mezzanine loan that we have classified in Investments in lodging property, net on our Condensed Consolidated Balance Sheet.

Current Estimate of Credit Losses

Financial assets (or a group of financial assets) such as real estate development loans and other notes receivable are measured at amortized cost and presented at the net amount expected to be collected in accordance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). We record an allowance for credit losses as a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We routinely evaluate our real estate development loans, notes receivable and interest receivables for collectability. Probable losses on loans are recognized in a valuation account that is deducted from the amortized cost basis of the loans and recorded as Provision for credit losses in our condensed Consolidated Statements of Operations. When we place a loan on non-accrual status, we suspend the recognition of interest income until cash interest payments are received. Generally, we return loans to accrual status when all delinquent interest becomes current, and collectability of interest is reasonably assured. We do not measure an allowance for credit losses for accrued interest receivable. Accrued interest receivable is written-off to bad debt expense when collection is not reasonably assured.

Financial Guarantee

On occasion, we may provide a financial guarantee on behalf of a mezzanine borrower. We record the non-contingent portion of financial guarantees made on behalf of third-parties as a liability at an amount equal to the premium receivable for the guarantee payable to us by the borrower under the practical expedient provided by ASC No. 460, Guarantees. We periodically evaluate the contingent component of a financial guarantee based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that may require us to record a liability related to the contingent component of a guarantee. We will record a liability for the contingent component of the guarantee when a payment by us under the guarantee is probable and reasonably estimable in accordance with ASC No. 326, Financial Instruments - Credit Losses.

Purchase Option

When we provide mezzanine financing to a developer, we will generally take a purchase option to acquire a majority interest in the property upon completion of construction. We record purchase options at their estimated fair values on the transaction date in accordance with ASC No. 820, Fair Value Measurement, under a closed-form model such as the Black-Scholes model or a binomial lattice model such as the Monte Carlo simulation model. Purchase options received in connection with a mezzanine loan are recorded as a discount on the note receivable or a contra-asset, depending on the classification of the financial instrument, and amortized over the term of the mezzanine loan using the straight-line method, which approximates the interest method, as non-cash interest income on our Condensed Consolidated Statement of Operations. We elected to account for purchase options using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer as of the respective transaction dates.

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

Our Condensed Consolidated Financial Statements include non-controlling interests related to Common Units held by unaffiliated third parties and third-party minority ownership interests in our joint ventures.

Redeemable Non-controlling Interests

Redeemable non-controlling interests represent redeemable preferred units issued by our Operating Partnership ("Redeemable Preferred Units"). The Redeemable Preferred Units are presented as temporary equity related to our Operating Partnership on our Condensed Consolidated Balance Sheets under the caption of "Redeemable Non-controlling Interests." See "Note 9 - Equity" for further information. We record Redeemable non-controlling interests at fair value on the issuance date of the securities. When the carrying value (the acquisition date fair value adjusted for the non-controlling interest’s share of net income (loss) and dividends) is less than the redemption value, we adjust the redeemable non-controlling interest to equal the redemption value with changes recognized as an adjustment to Accumulated deficit and distributions in excess of retained earnings. Any such adjustment, when necessary, is recorded as of the applicable balance sheet date.

Trade Receivables and Credit Policies

We grant credit to qualified customers, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables also include credit and debit card transactions that are in the process of being settled. Trade receivables are stated at the amount billed to the customer and do not accrue interest. We regularly review the collectability of our trade receivables. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.1 million at March 31, 2023 and December 31, 2022. Bad debt expense was $0.1 million for each of the three months ended March 31, 2023 and 2022.

Earnings Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. We apply the two-class method of computing earnings (loss) per share, which requires the calculation of separate earnings (loss) per share amounts for participating securities. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. Any anti-dilutive securities are excluded from the basic per-share calculation.

Diluted EPS is computed by dividing net income (loss) available to common stockholders, as adjusted for dilutive securities, by the weighted-average number of shares of common stock outstanding plus dilutive securities. Any anti-dilutive securities are excluded from the diluted per-share calculation.

Basic and diluted loss per share for the three months ended March 31, 2023 and 2022 are calculated as Net loss attributable to common stockholders for each respective period divided by weighted-average shares of common stock outstanding for each respective period as all other securities are antidilutive. Potentially dilutive shares include unvested restricted share grants, unvested performance share grants, shares of common stock issuable upon conversion of convertible debt and shares of common stock issuable upon conversion of Common Units of our Operating Partnership.

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

New Accounting Standards

In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, Reference Rate Reform (Topic 848). ASU No. 2020-04 contains practical expedients for reference rate reform related activities that affect debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The implementation of ASU No. 2020-04 did not have a material effect on our consolidated financial position or results of operations.

In September 2022, the Financial Accounting Standards Board issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, to enhance transparency around the use of supplier finance programs. The provisions for this update are effective for annual and interim periods beginning after December 31, 2022. Effective January 1, 2023, the Company adopted ASU 2022-04. The standard did not have a material effect on the Company's condensed consolidated financial statements.

NOTE 3 - INVESTMENTS IN LODGING PROPERTY, NET

Investments in Lodging Property, net

Investments in lodging property, net is as follows (in thousands):

	March 31, 2023	December 31, 2022
Lodging buildings and improvements	$2,776,110	$2,764,355
Land	365,770	365,770
Furniture, fixtures and equipment	256,681	250,575
Construction in progress	65,252	62,471
Intangible assets	39,954	39,954
Real estate development loan, net	519	—
	3,504,286	3,483,125
Less accumulated depreciation	(727,339)	(690,573)
	$2,776,947	$2,792,552

Depreciation and amortization expense related to our lodging properties was $36.8 million and $36.1 million for the three months ended March 31, 2023 and 2022, respectively.

Real Estate Development Loans

Onera Mezzanine Loan

In January 2023, we entered into an agreement with affiliates of Onera Opportunity Fund I, LP ("Onera") to provide a mezzanine loan to fund up to $4.6 million for the development of a glamping property (the "Onera Mezzanine Loan"). The Onera Mezzanine Loan is secured by a second mortgage on the property that is subordinate to the senior lender for the development project. The loan matures 24 months from the closing date of the transaction and may be extended for an additional 12 months at the borrower's option. Additionally, we issued a $3.0 million letter of credit to the senior lender of the project as additional support for Onera's construction loan. We also have an option to purchase 90% of the equity of the entity that owns the development property upon completion of construction or upon the one-year anniversary of such completion at a pre-determined price (the "Onera Purchase Option"). The development is expected to be completed in the second half of 2024. As of March 31, 2023, we funded $1.3 million of our total $4.6 million commitment under the mezzanine loan. The balance of the Onera Mezzanine Loan is recorded net of the unamortized discount related to the carrying amount of the Onera Purchase Option of $0.8 million at March 31, 2023, and is classified as Investments in lodging property, net in our Condensed Consolidated Balance Sheets at March 31, 2023.

We recorded the Onera Purchase Option related to the Onera Mezzanine Loan at its estimated fair value of $0.9 million on the transaction date using the Black-Scholes model in Other assets and as a contra-asset to Investments in lodging property, net. The recorded amount of the Onera Purchase Option is being amortized over the term of the Onera Mezzanine Loan using the straight-line method, which approximates the interest method, as non-cash interest income. For the three months ended March 31, 2023, we amortized $0.1 million of the carrying amount of the Onera Purchase Option as non-cash interest income.

Brickell Mezzanine Loan

During the year ended December 31, 2019, we executed a mezzanine loan, as amended, to a developer (the "Brickell Mezzanine Loan") to fund up to $29.9 million for a mixed-use development project that included the AC Hotel by Marriott and Element Miami Brickell Hotel in Miami, FL (together the "AC/Element Hotel"), retail space, and parking. As of March 31, 2022, we had funded $29.6 million of our total $29.9 million commitment, and we funded the full commitment thereafter. In connection with the Brickell Mezzanine Loan, we received an option to purchase a 90% interest in the AC/Element Hotel (the “Initial Purchase Option”). We also have the right to purchase the remaining interest in the property five years after the completion of construction. The Brickell Mezzanine Loan was classified as Investments in lodging property, net in our Condensed Consolidated Balance Sheets. We exercised the Initial Purchase Option in the second quarter of 2022, which resulted in the repayment in full of the Brickell Mezzanine Loan.

We recorded the Brickell Purchase Option at its estimated fair value of $2.8 million on the transaction date using the Black-Scholes model in Other assets and as a contra-asset to Investment in lodging property, net. The contra-asset was amortized as a component of non-cash interest income over the term of the Brickell Mezzanine Loan, using the straight-line method, which approximates the interest method. For the three months ended March 31, 2022, we amortized $0.1 million of the carrying amount of the Brickell Purchase Option as non-cash interest income.

Our estimate of the fair values of the Onera Purchase Option and the Brickell Purchase Option under the Black-Scholes model requires significant judgment and estimates primarily related to the volatility of our stock price and expected levels of future dividends on our common stock. Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could materially differ from our expectations.

Lodging Property Acquisitions

NCI Transaction

During the quarter ended March 31, 2022, the Operating Partnership and the GIC Joint Venture closed on a transaction (the "NCI Transaction") with NewcrestImage Holdings, LLC and NewcrestImage Holdings II, LLC (together, "NewcrestImage"), to purchase from NewcrestImage a portfolio of 27 lodging properties, containing an aggregate of 3,709 guestrooms, and two parking structures, containing 1,002 spaces, and various financial incentives for an aggregate purchase price of $822.0 million, paid in the form of 15,864,674 Common Units (deemed value of $10.0853 per unit), 2,000,000 Series Z Preferred Units, cash draws totaling $410.0 million from a term loan entered into by subsidiaries of the GIC Joint Venture, the assumption by a subsidiary of the GIC Joint Venture of approximately $6.5 million in PACE loan debt, $5.9 million of cash contributed to escrow in the prior year by GIC, as a limited partner in the Joint Venture, and approximately $185.2 million cash contributed by GIC at closing. GIC also contributed to the GIC Joint Venture an additional $18.5 million in cash for estimated pre-acquisition costs related to the NCI Transaction, a portion of which was distributed to the Operating Partnership as reimbursement for transaction costs paid by the Operating Partnership.

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

The GIC Joint Venture assumed $335.2 million of debt in connection with the NCI Transaction and immediately repaid $328.7 million of the assumed debt on the closing date using proceeds from borrowings on the GIC Joint Venture Term Loan (as described in Note 5 - Debt). We recorded debt assumed in connection with the NCI Transaction at its face amount, which approximated fair market value on the closing date.

The GIC Joint Venture recorded the NCI Transaction as an asset acquisition and allocated the aggregate purchase price paid for the NCI Transaction to the net assets acquired based on their relative fair values. In determining relative fair values, we made significant estimates regarding replacement costs for the buildings and furniture, fixtures and equipment, and judgments related to certain market assumptions. Incentives and other intangibles include tax incentives totaling approximately $19.8 million associated with certain of the acquired properties in the NCI Transaction and are being amortized over a weighted-average amortization period of approximately 9.1 years, which is the period which we expect to meet the requirements to receive payment of the tax incentives. Other intangible assets totaling approximately $3.9 million are related to key money associated with certain of the lodging properties acquired in the NCI Transaction and are being amortized over a weighted-average amortization period of approximately 19.7 years, which is the remaining key money contract period with the franchisor.

A summary of the lodging properties acquired during the three months ended March 31, 2022 is as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Guestrooms	Purchase Price
January 13, 2022	Portfolio of properties - twenty-six lodging properties and two parking garages (1)	Various	3,533	$766,000
March 23, 2022	Canopy Hotels by Hilton (1)	New Orleans, LA	176	56,000
			3,709	$822,000

(1)    On January 13, 2022, we acquired a portfolio of twenty-six lodging properties and two parking garages for an aggregate purchase price of $766.0 million. The lodging properties acquired included 21 hotels and two parking garages in Texas, two hotels in Louisiana and three hotels in Oklahoma under the following brands: Marriott (13), Hilton (7), Hyatt (4), and IHG (2). On March 23, 2022, we acquired the Canopy New Orleans upon completion of its construction for a purchase price of $56.0 million.

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

Land	$52,797
Lodging buildings and improvements	676,607
Furniture, fixtures and equipment	76,729
Incentives and other intangibles	23,670
Other assets	5,318
Total assets acquired (1)	835,121
Less debt assumed	(335,205)
Less lease liabilities assumed	(5,441)
Less other liabilities	(3,920)
Net assets acquired	$490,555

(1)    Total assets acquired is based on an aggregate purchase price of $822.0 million plus the following items related to the NCI Transaction: interest swap breakage fees and debt defeasance costs of $3.5 million, a reduction to the value of the Common Units issued on the closing date of $2.5 million, plus transaction costs of $3.0 million, and intangible assets totaling $9.1 million acquired outside of escrow.
Acquisition costs related to the NCI Transaction have been capitalized as part of the recorded amounts of the acquired assets.

There were no acquisitions during the three months ended March 31, 2023.

Intangible Assets

Intangible assets, net is as follows (in thousands):

	March 31, 2023	December 31, 2022
Indefinite-lived intangible assets:
Air rights	$10,754	$10,754
Other	80	80
	10,834	10,834
Finite-lived intangible assets:
Tax incentives	19,750	19,750
Key money	9,370	9,370
	29,120	29,120
Intangible assets	39,954	39,954
Less accumulated amortization	(6,149)	(5,110)
Intangible assets, net	$33,805	$34,844

We recorded amortization expense related to intangible assets of approximately $1.0 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively.

Future amortization expense related to intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amount
2023	$4,331
2024	3,620
2025	1,625
2026	1,625
2027	1,506
Thereafter	10,264
$22,971

Assets Held for Sale

Assets held for sale, net at March 31, 2023 and December 31, 2022 include certain properties that are under contract for sale and expected to close during the second or third quarters of 2023 or are being marketed for sale as follows (in thousands):

Net Carrying Amount
Under Contract For Sale:
Portfolio of four lodging properties	$27,669
Portfolio of two lodging properties	49,853
Parcel of undeveloped land - San Antonio, TX	1,225
78,747
Marketed For Sale:
Parcel of undeveloped land - Flagstaff, AZ	425
$79,172

We continue to incur limited renovation costs for certain properties recorded as Assets held for sale, net. During the three months ended March 31, 2023, we incurred approximately $0.6 million of such renovation costs that have been capitalized during the period as part of the carrying amounts of the related properties recorded as Assets held for sale, net.

NOTE 4 — REAL ESTATE LOANS, NET

Investment in real estate loans, net is as follows (in thousands):

	March 31, 2023	December 31, 2022
Real estate loan	$1,250	$1,250
Allowance for credit losses	(1,000)	(1,250)
	$250	$—

On June 29, 2018, we sold the Holiday Inn in Duluth, GA and the Hilton Garden Inn in Duluth, GA for an aggregate selling price of $24.9 million. We provided seller financing totaling $3.6 million on the sale of these properties under two, 3.5-year second mortgage notes with a blended interest rate of 7.38% that are further collateralized by a personal guarantee from the principal of the borrower. During the year ended December 31, 2020, we recorded an allowance for credit losses in an amount equal to the outstanding balance of the loans due to a borrower default caused by the negative effects of the COVID-19 pandemic. On June 1, 2021, we amended the terms of the seller-financing loans and extended the maturity dates of each loan to December 31, 2022. Under the modified loan terms, interest accrues monthly at a rate of 9.00% per annum, including 5.00% payable in cash and 4.00% paid-in-kind.

On September 15, 2022, we received a $0.6 million payment to repay one of the two loans in full. We also extended the maturity date of the remaining loan to December 31, 2023. During the year ended December 31, 2022, the remaining loan and underlying collateral were transferred to the control of the estate of the principal borrower who was also the personal guarantor on the loan. The outstanding principal balance of the remaining seller-financing loan continues to be fully reserved pending further performance by the borrower under the modified terms of the loan. In April 2023, we received a scheduled principal payment of $0.3 million on the loan.

The seller-financing loan,net is included in Prepaid expenses and other in our Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022.

NOTE 5 - DEBT

Debt, net of debt issuance costs, is as follows (in thousands):

	March 31, 2023	December 31, 2022
Revolving debt	$155,000	$140,000
Term loans	910,000	910,000
Convertible notes	287,500	287,500
Mortgage loans	124,932	125,624
	1,477,432	1,463,124
Unamortized debt issuance costs	(10,309)	(11,328)
Debt, net of debt issuance costs	$1,467,123	$1,451,796

The weighted-average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 5.35% at March 31, 2023 and 5.04% at December 31, 2022. There are currently no defaults under any of the Company's mortgage loan agreements.

We have entered into interest rate swaps to fix the interest rates on a portion of our variable interest rate indebtedness. In March 2023, subsidiaries of the GIC Joint Venture that are the borrowers under the GIC Joint Venture Term Loan entered into two $100.0 million interest rate swaps to fix one-month term SOFR until January 2026. The interest rate swaps have an effective date of July 1, 2023 and a termination date of January 13, 2026. See "Note 7 - Derivative Financial Instruments and Hedging" to the Condensed Consolidated Financial Statements for additional information.

Our total fixed-rate and variable-rate debt, after considering our interest rate derivative agreements that are currently effective, is as follows (in thousands):

	March 31, 2023	Percentage	December 31, 2022	Percentage
Fixed-rate debt (1)	$757,808	51%	$758,433	52%
Variable-rate debt	719,624	49%	704,691	48%
	$1,477,432		$1,463,124

(1) At March 31, 2023, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 73% of our total pro rata indebtedness when taking into consideration interest rate swaps entered into during the three months ended March 31, 2023 when they become effective in July 2023.
Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Convertible notes	$287,500	$246,750	$287,500	$247,126	Level 1 - Market approach
Mortgage loans	70,307	61,999	70,933	61,447	Level 2 - Market approach
	$357,807	$308,749	$358,433	$308,573

Detailed information about our gross debt at March 31, 2023 and 2022 is as follows:

Lender	Interest Rate	Maturity Date	Number of Encumbered Properties	March 31, 2023	December 31, 2022
OPERATING PARTNERSHIP DEBT:
2018 Senior Credit Facility
Bank of America, NA
$400 Million Revolver (1)(2)	6.86% Variable	September 30, 2023	n/a	$30,000	$15,000
$200 Million Term Loan (1)(3)	6.81% Variable	April 1, 2024	n/a	200,000	200,000
Total Senior Credit and Term Loan Facility				230,000	215,000

Term Loans
KeyBank National Association Term Loan (1)	6.64% Variable	February 14, 2025	n/a	225,000	225,000

Convertible Notes	1.50% Fixed	February 15, 2026	n/a	287,500	287,500

Secured Mortgage Indebtedness
MetaBank	4.44% Fixed	July 1, 2027	3	43,518	43,917
Bank of the Cascades (First Interstate Bank) (4)	6.60% Variable	December 19, 2024	1	7,624	7,691
	4.30% Fixed	December 19, 2024	—	7,624	7,691
Total Mortgage Loans			4	58,766	59,299
				801,266	786,799

JOINT VENTURE DEBT:
Brickell Joint Venture Mortgage Loan
City National Bank of Florida	7.86% Variable	June 30, 2025	2	47,000	47,000

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver (5)	6.99% Variable	October 8, 2023	n/a	125,000	125,000
$75 Million Term Loan (5)	6.94% Variable	October 8, 2023	n/a	75,000	75,000
Bank of America, N.A. (6)	7.63% Variable	January 13, 2026	n/a	410,000	410,000
Wells Fargo	4.99% Fixed	June 6, 2028	1	12,969	13,032
PACE loan	6.10% Fixed	July 31, 2040	1	6,197	6,293
Total GIC Joint Venture Credit Facility and Term Loans			2	629,166	629,325
Total Joint Venture Debt			4	$676,166	$676,325
Total Debt			8	$1,477,432	$1,463,124

(1) The 2018 Senior Credit Facility and Term Loans are supported by a borrowing base of 57 unencumbered hotel properties and a pledge of the equity securities of the entities that own and operate the 57 unencumbered hotels.
(2) We have exercised our option to extend the maturity date for the $400 Million Revolver to September 30, 2023 and we have additional options to extend the maturity date to March 31, 2025, subject to certain conditions.
(3) The maturity date for the $200 Million Term Loan can be extended to April 1, 2025 at the Company’s option, subject to certain conditions.
(4) The Bank of Cascades mortgage loan is comprised of two promissory notes that are secured by the same collateral and cross-defaulted.
(5) The $125 million Revolver and the $75 million Term Loan are secured by pledges of the equity in the entities (and affiliated entities) that own 11 lodging properties.
(6) The GIC Joint Venture's $410 million term loan with Bank of America, N.A. is secured by pledges of the equity in the entities (and affiliated entities) that own 27 lodging properties.

2018 Senior Credit Facility

On December 6, 2018, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $600.0 million senior credit facility (the “2018 Senior Credit Facility”) with Deutsche Bank AG New York Branch, as administrative agent, and a syndicate of lenders. The 2018 Senior Credit Facility is comprised of a $400.0 million revolver (the "$400 Million Revolver") and a $200.0 million term loan facility (the “$200 Million Term Loan”). The 2018 Senior Credit Facility has an accordion feature which allows the Company to increase the total commitments by an aggregate of up to $300.0 million. At March 31, 2023, our $200 million Term Loan was fully funded, and our $400 Million Revolver had $30.0 million in outstanding borrowings. As of April 30, 2023, our $400 Million Revolver had $25.0 million in outstanding borrowings due to repayments subsequent to March 31, 2023. Borrowings under the 2018 Senior Credit Facility are limited by the value of the Unencumbered Assets, detailed below. On July 21, 2022, Bank of America, N.A. entered into successor administrative agent documentation to succeed Deutsche Bank AG New York Branch as administrative agent on the 2018 Senior Credit Facility.

Amendments to the 2018 Senior Credit Facility

Between May 2020 and July 2022, the Company entered into several amendments to the 2018 Senior Credit Facility (the “Credit Facility Amendments”).

The Credit Facility Amendments provided two additional six-month maturity date extension options, subject to certain conditions for the $400 Million Revolver and $200 Million Term Loan. The $400 Million Revolver had an original maturity date of March 31, 2023, but we have exercised our option to extend the maturity date to September 30, 2023. We have additional options to extend the maturity date to March 31, 2025, subject to certain conditions. The $200 million Term Loan will mature on April 1, 2024 and can be extended to April 1, 2025 at the Company's option, subject to certain conditions.

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

2018 Term Loan

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $225.0 million term loan (the “2018 Term Loan”) with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documents, which is fully drawn as of March 31, 2023. The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the maturity date of February 14, 2025, subject to certain conditions.

Amendments to the 2018 Term Loan. Between May 2020 and July 2022, the Company entered into several amendments to the 2018 Term Loan. The amendments to the 2018 Term Loan are substantially the same as the Credit Facility Amendments described above. There was no modification to the maturity date of the 2018 Term Loan.

We pay interest on advances at varying rates, based upon, at our option, either (i) daily, 1-, 3-, or 6-month SOFR (subject to a floor of 25 basis points), plus a SOFR adjustment equal to 10 basis points and an applicable margin between 135 and 215 basis points, depending upon our leverage ratio (as defined in the loan documents). We are required to pay other fees, including arrangement and administrative fees.

Financial and Other Covenants. We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2018 Term Loan. The 2018 Term Loan Amendments provided for certain financial and other covenants under the 2018 Term Loan to be waived or adjusted. The waivers and adjustments were the same as under the amendments to the Company’s 2018 Senior Credit Facility. At March 31, 2023, we were in compliance with all financial covenants.

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

Convertible Senior Notes and Capped Call Options

On January 7, 2021, we entered into an underwriting agreement (the “Convertible Notes Offering”) pursuant to which the Company agreed to offer and sell $287.5 million aggregate principal amount of 1.50% convertible senior notes due 2026 (the “Convertible Notes"). The net proceeds from the Convertible Notes Offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company (including net proceeds from the full exercise by the underwriters of their over-allotment option to purchase additional Convertible Notes), were approximately $280.0 million before consideration of the Capped Call Transactions (as described below). These proceeds were used to pay the cost of the Capped Call Transactions and to partially repay outstanding obligations under the 2018 Senior Credit Facility and another term loan.

The Convertible Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The Convertible Notes will mature on February 15, 2026 (the “Maturity Date”), unless earlier converted, purchased or redeemed. Prior to August 15, 2025, the Convertible Notes will be convertible only upon certain circumstances and during certain periods. On or after August 15, 2025 and through the Maturity Date, holders may convert any of their Convertible Notes into shares of the Company’s common stock, at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day prior to the Maturity Date, unless the Convertible Notes have been previously purchased or redeemed by the Company. The Company recorded coupon interest expense of $1.1 million for each of the three months ended March 31, 2023 and 2022. The Company incurred debt issuance costs related to the Convertible Notes Offering of $7.6 million of which $0.4 million was amortized for each of the three months ended March 31, 2023 and 2022. Including the amortization of the debt issuance costs, the effective interest rate on the Convertible Notes was approximately 2.00% for the three months ended March 31, 2023 and 2022. The unamortized discount related to the Convertible Notes was $4.3 million and $4.7 million at March 31, 2023 and December 31, 2022, respectively.

The initial conversion rate of the Convertible Notes is 83.4028 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $11.99 per share of common stock based on the 37.5% base conversion premium on the reference price of $8.72 per share. In no event will the conversion rate exceed 114.6788 shares of common stock per $1,000 principal amount of Convertible Notes, subject to certain adjustments defined in the Convertible Notes Offering. Commensurate with the declaration of dividends on our common stock and Common Units on February 28, 2023, the conversion rate of the Convertible Notes was adjusted to 84.6064 shares of common stock per $1,000 principal amount of Convertible Notes.

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

The effective strike price of the Capped Call Transactions was initially $15.26, which represented a premium of 75.0% over the last reported sale price of our common stock on the New York Stock Exchange on January 7, 2021 and is subject to certain adjustments under the terms of the Capped Call transactions. The current strike price is $15.04 due to the adjustments related to the dividends paid during the three months ended March 31, 2023 and the year ended December 31, 2022.

MetaBank and Other Mortgage Loans

At March 31, 2023 and December 31, 2022, we had mortgage loans totaling $124.9 million and $125.6 million, respectively, that are secured primarily by first mortgage liens on eight lodging properties.

Metabank Loan

On June 30, 2017, Summit Meta 2017, LLC (“SM-17”), a subsidiary of our Operating Partnership, entered into a $47.6 million secured, non-recourse loan with MetaBank (the "MetaBank Loan"). The MetaBank Loan provides for a fixed interest rate of 4.44%, amortizes over 25 years, and matures on July 1, 2027. The MetaBank Loan is secured by three lodging properties and is subject to a prepayment penalty if prepaid prior to April 1, 2027. In or around December 2021, MetaBank sold the MetaBank Loan to Bayside MB CRE Loans, LLC (“Bayside”). On October 25, 2022, SM-17 received a letter from Bayside’s counsel alleging various events of default under the MetaBank Loan, primarily related to certain non-monetary covenants. SM-17 engaged legal counsel which sent a written response to Bayside disputing that any events of default have occurred. On April 18, 2023, SM-17 received a second letter from Bayside's counsel reasserting their allegations of default. SM-17 continues to dispute that any events of default have occurred.

Commercial Mortgage-backed Securities Mortgage Loans

During 2022, we entered into agreements to fully defease four commercial mortgage-backed securities ("CMBS") mortgage loans that were outstanding at March 31, 2022. The aggregate outstanding balances of the loans at the defeasance dates totaled $87.3 million. The loans were defeased by placing into trust an amount sufficient to cover future principal and interest payments. The defeasance resulted in the 11 lodging properties that collateralized the CMBS mortgage loans becoming unencumbered.

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

The GIC Joint Venture Credit Facility is comprised of a $125.0 million revolving credit facility (the “$125 Million Revolver”) and a $75.0 million term loan (the “$75 Million Term Loan”). The GIC Joint Venture Credit Facility has an accordion feature which allows us to increase the total commitments by up to $300.0 million, for aggregate potential borrowings of up to $500.0 million. At March 31, 2023, we had $125.0 million outstanding under the $125 Million Revolver.

The $125 Million Revolver and the $75 Million Term Loan will mature on October 8, 2023. Each individually can be extended for a single consecutive twelve-month period at the option of the GIC Joint Venture, subject to certain conditions.

Amendment to $200 Million GIC Joint Venture Credit Facility

On February 15, 2023, the Borrower entered into the Fifth Amendment to Credit Agreement (the "Fifth Amendment") to, among other things, convert the reference rate used in interest rate calculations from LIBOR to adjusted term or daily SOFR (using a 10-basis point credit spread adjustment), with Borrower's option to borrow base rate advances, term SOFR advances or daily SOFR advances.

Revolving advances using adjusted term SOFR and adjusted daily SOFR have an interest rate margin of 2.15%, and term loan advances using adjusted term SOFR and adjusted daily SOFR have an interest rate margin of 2.1%. Both adjusted daily SOFR and adjusted term SOFR have a floor of zero percent.

The GIC Joint Venture Credit Facility is secured primarily by a first priority pledge of the Borrower's equity interests in the subsidiaries that own the 11-lodging property borrowing base assets, and the related TRS entities, which wholly own the TRS Lessees that lease each of the borrowing base assets.

GIC Joint Venture Term Loan

In connection with the NCI Transaction, on January 13, 2022, Summit JV MR 2, LLC, Summit JV MR 3, LLC and Summit NCI NOLA BR 184, LLC (each of which is a subsidiary of the GIC Joint Venture, and are collectively, the “Term Loan Borrower”), the GIC Joint Venture, as parent guarantor, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a $410.0 million senior secured term loan facility (the “GIC Joint Venture Term Loan”) with Bank of America, N.A., as administrative agent and initial lender, Wells Fargo Bank, National Association, as syndication agent and an initial lender, and BofA Securities, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners.

Neither the Operating Partnership nor the Company are borrowers or guarantors of the GIC Joint Venture Term Loan. The GIC Joint Venture Term Loan is guaranteed by the GIC Joint Venture and all of the Term Loan Borrower's existing and future subsidiaries, subject to certain exceptions.

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

As of March 31, 2023, we had $410.0 million outstanding on the GIC Joint Venture Term Loan bearing interest at a floating rate of SOFR plus 2.86%.

The GIC Joint Venture Term Loan is secured primarily by a first priority pledge of the Term Loan Borrower's equity interests in the subsidiaries that hold a direct or indirect interest in the 27 lodging properties and two parking facilities purchased in the NCI Transaction that constitute borrowing base assets. The GIC Joint Venture Term Loan contains terms, conditions and covenants for typical for similar credit facilities.

PACE Loan

As part of the NCI Transaction, a subsidiary of the GIC Joint Venture assumed a Property Assessed Clean Energy ("PACE") loan of approximately $6.5 million. The loan bears fixed interest at 6.10%, has an amortization period of 20 years, and matures on July 31, 2040. The PACE loan is secured by an assessment lien imposed by the County of Tarrant, Texas for the benefit of the lender. As of March 31, 2023, we had $6.2 million outstanding on the PACE loan.

Brickell Mortgage Loan

In June 2022, the Company entered into a joint venture (the "Brickell Joint Venture") with C-F Brickell, LLC, a Delaware limited liability company ("C-F Brickell") that was the developer of the AC/Element Hotel, to facilitate the exercise of the Initial Purchase Option to acquire a 90% equity interest in the Brickell Joint Venture, which owned a 100% interest in the AC/Element Hotel. On June 10, 2022, the Brickell Joint Venture entered into a $47.0 million mortgage loan and non-recourse guaranty with City National Bank of Florida (the "City National Bank Loan") to finance the dual-branded 264-guestroom AC/Element Hotel. The City National Bank Loan provides for an interest rate equal to one-month LIBOR plus 300 basis points. Payment terms include an interest-only period through June 30, 2024 and the loan will amortize based on a 25-year schedule from July 1, 2024 through the maturity date of June 30, 2025. The City National Bank Loan is prepayable at any time without penalty.

Financial Guarantee

During the three months ended March 31, 2023, we issued a $3.0 million letter of credit to the senior lender of a glamping project for which we provided the Onera Mezzanine Loan as additional support on behalf of the developer. We recorded the non-contingent portion of financial guarantee as a liability of $0.2 million on the transaction date, which is the premium receivable for the guarantee payable to us by the borrower. The liability is being amortized using the straight-line method into interest income over the term of the letter of credit and is recorded in Accrued expenses and other in our Condensed Consolidated Balance Sheet at March 31, 2023.

At March 31, 2023, any payment under the contingent portion of the guarantee is not probable nor reasonably estimable. Therefore, no liability for the contingent portion of the guarantee is recorded at March 31, 2023.

Property and Casualty Insurance Premium Financing

During the three months ended March 31, 2023, we financed our property and casualty insurance premium totaling $10.9 million through our insurance broker. The financing arrangement requires monthly payments of $1.0 million over an 11-month period at an annual financing rate of 4.89%. The outstanding principal amount of the financing may be prepaid at any time prior to the end of the financing period. The balance of the financing is $9.9 million at March 31, 2023 and is recorded in Accrued expenses and other in our Condensed Consolidated Balance Sheet.

NOTE 6 - LEASES

The Company has operating leases related to the land under certain lodging properties, conference centers, parking spaces, automobiles, our corporate office and other miscellaneous office equipment. These leases have remaining terms of 1 year to 75.3 years, some of which include options to extend the leases for additional years. The exercise of lease renewal options is at our sole discretion. As of March 31, 2023 and December 31, 2022, the weighted-average operating lease term was approximately 33 and 34 years, respectively. Certain leases also include options to purchase the leased property. As of March 31, 2023 and December 31, 2022, our weighted-average incremental borrowing rate for leases was 4.8%.

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business. In addition, we lease certain owned real estate to third parties. We recorded gross third-party tenant income of $0.7 million and $0.5 million during the three months ended March 31, 2023 and 2022, respectively, which were recorded in Other income, net in our Condensed Consolidated Statement of Operations.

During the three months ended March 31, 2023 and 2022, the Company's total operating lease cost was $1.1 million and $1.0 million, respectively, and the operating cash payments on operating leases were $1.0 million and $0.9 million, respectively. Operating lease maturities as of March 31, 2023 are as follows (in thousands):

For the Year Ending December 31,	Amount
2023	$1,637
2024	2,144
2025	2,165
2026	2,199
2027	2,282
Thereafter	37,955
Total lease payments (1)	48,382
Less: Imputed interest	(22,073)
Total	$26,309

(1)Certain payments above include future increases to the minimum fixed rent based on the Consumer Price Index in effect at the initial measurement of the lease balances.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at March 31, 2023 and December 31, 2022 is as follows (dollars in thousands):

				Notional Amount		Fair Value
Contract date	Effective Date	Expiration Date	Average Annual Effective Fixed Rate	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	$—	$100,000	$—	$208
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	—	100,000	—	210
June 11, 2018	September 28, 2018	September 30, 2024	2.86%	75,000	75,000	1,674	2,219
June 11, 2018	December 31, 2018	December 31, 2025	2.92%	125,000	125,000	2,924	4,211
July 26, 2022	January 31, 2023	January 31, 2027	2.60%	100,000	100,000	3,060	4,366
July 26, 2022	January 31, 2023	January 31, 2029	2.56%	100,000	100,000	3,723	5,627
March 24, 2023	July 1, 2023	January 13, 2026	3.35%	100,000	—	541	—
March 24, 2023	July 1, 2023	January 13, 2026	3.35%	100,000	—	532	—
				$600,000	$600,000	$12,454	$16,841

At March 31, 2023 and December 31, 2022, we had $400.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date.

On March 24, 2023, subsidiaries of the GIC Joint Venture that are the borrowers under the GIC Joint Venture Term Loan entered into two $100.0 million interest rate swaps to fix one-month term SOFR until January 2026. The interest rate swaps have an effective date of July 1, 2023 and a termination date of January 13, 2026. Pursuant to the interest rate swaps, we will pay a fixed rate of 3.354% and receive the one-month term SOFR floating rate index.

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At March 31, 2023 and December 31, 2022 our interest rate swaps were in an asset position. Derivative assets related to our interest rate swaps are recorded in Other assets in our Condensed Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Other comprehensive income and are reclassified as Interest expense in our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings. In the next twelve months, we estimate that $9.2 million will be reclassified from Other comprehensive income and recorded as a decrease to interest expense.

The table below details the location in the financial statements of the realized and unrealized gain or loss related to derivative financial instruments designated as cash flow hedges (in thousands):

	Three Months Ended March 31,
	2023	2022
(Loss) gain recognized in Accumulated other comprehensive loss on derivative financial instruments	$(2,439)	$9,813
Gain (loss) reclassified from Accumulated other comprehensive loss to Interest expense	$1,949	$(2,300)
Total interest expense and other finance expense presented in the Condensed Consolidated Statement of Operations in which the effects of cash flow hedges are recorded	$20,909	$13,439

NOTE 8 - EQUITY

Common Stock

The Company is authorized to issue up to 500,000,000 shares of common stock, $0.01 par value per share ("Common Stock"). Each outstanding share of our Common Stock entitles the holder to one vote on all matters submitted to a vote of stockholders, including the election of directors and, except as may be provided with respect to any other class or series of stock, the holders of such shares possess the exclusive voting power.

On May 9, 2022, the Company and the Operating Partnership entered into an equity distribution agreement (the “Equity Distribution Agreement”) with a group of underwriters as sales agents for the Company, principals and with certain exceptions, forward sellers (collectively the “Managers”) and certain banks as forward purchasers, providing for the offer and sale of shares of the Company’s Common Stock, having a maximum aggregate offering price of up to $200,000,000 through or to the Managers, as the Company’s sales agents or, if applicable, as forward sellers, or directly to the Managers, as principals (the “2022 ATM Program”). To date, we have not sold any shares of our Common Stock under the 2022 ATM Program.

Changes in Common Stock during the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
	2023	2022
Beginning shares of Common Stock outstanding	106,901,576	106,337,724
Grants under the Equity Plan	873,563	626,312
Performance share and other forfeitures	(137,193)	(3,173)
Shares retained for employee tax withholding requirements	(168,083)	—
Ending shares of Common Stock outstanding	107,469,863	106,960,863

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.01 par value per share, of which 89,600,000 is currently undesignated, 6,400,000 shares have been designated as 6.25% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock") and 4,000,000 shares have been designated as 5.875% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Stock").

The Company's outstanding shares of preferred stock (collectively, “Preferred Shares”) rank senior to our Common Stock and on parity with each other with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Preferred Shares do not have maturity dates and are not subject to mandatory redemption or sinking fund requirements. The Series E Preferred Stock is redeemable by the Company at its election. The Company may not redeem the Series F Preferred Stock prior to August 12, 2026, except in limited circumstances relating to the Company’s continuing qualification as a REIT or in connection with certain changes in control. When redeemable, the Company may, at its option, redeem the applicable Preferred Shares, in whole or from time to time in part, by payment of $25 per share, plus any accumulated, accrued and unpaid distributions up to, but not including, the date of redemption. If the Company does not exercise its rights to redeem the Preferred Shares upon certain changes in control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s Common Stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series E Preferred Stock is 3.1686 shares of Common Stock and each share of Series F Preferred Stock is 5.875 shares of Common Stock, all subject to certain adjustments.

The Company pays dividends at an annual rate of $1.5625 for each Series E Preferred Stock and $1.46875 for each share of Series F Preferred Stock. Dividend payments are made quarterly in arrears on or about the last day of February, May, August and November of each year.

NOTE 9 - NON-CONTROLLING INTERESTS AND REDEEMABLE NON-CONTROLLING INTERESTS

Non-controlling Interests in Operating Partnership

Pursuant to the limited partnership agreement of our Operating Partnership, the unaffiliated third parties who hold Common Units have the right to cause us to request that we redeem their Common Units in exchange for cash based upon the fair value of an equivalent number of our shares of Common Stock at the time of redemption; however, the Company has the option to redeem Common Units with shares of our Common Stock on a one-for-one basis. The number of shares of our Common Stock issuable upon redemption of Common Units may be adjusted upon the occurrence of certain events such as share dividend payments, share subdivisions or combinations. On January 13, 2022 and March 23, 2022, in connection with the NCI Transaction, the Operating Partnership issued an aggregate of 15,864,674 Common Units as partial consideration for the purchase.

At both March 31, 2023 and December 31, 2022, NewcrestImage and other unaffiliated third parties collectively owned 15,976,807 Common Units, which represents approximately 13% of the outstanding Common Units.

We classify outstanding Common Units held by unaffiliated third parties as non-controlling interests, a component of equity in the Company’s Condensed Consolidated Balance Sheets. The portion of net income (loss) allocated to these Common Units is included on the Company’s Condensed Consolidated Statements of Operations as Net income (loss) attributable to non-controlling interests.

Non-controlling Interests in Consolidated Joint Ventures

At March 31, 2023, the Company is a partner with a majority equity interest in three joint ventures as described below. We classify the non-controlling interests in our joint ventures as a component of equity in the Company’s Condensed Consolidated Balance Sheets. The portion of net income (loss) allocated to these non-controlling interests is included on the Company’s Condensed Consolidated Statements of Operations as Net income (loss) attributable to non-controlling interests.

GIC Joint Venture

In July 2019, the Company entered into the GIC Joint Venture to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the GIC Joint Venture and intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the GIC Joint Venture and has the potential to earn incentive fees based on the GIC Joint Venture achieving certain return thresholds. As of March 31, 2023, the GIC Joint Venture owns 39 lodging properties containing 5,414 guestrooms in nine states.

The GIC Joint Venture owns the lodging properties through master REITs (“Master REIT”) and subsidiary REITs (“Subsidiary REIT”). All of the lodging properties owned by the GIC Joint Venture are leased to taxable REIT subsidiaries of the Subsidiary REITs (“Subsidiary REIT TRSs”). To qualify as a REIT, the Master REIT and each Subsidiary REIT must meet all of the REIT requirements provided in the Internal Revenue Code. Taxable income related to the Subsidiary REIT TRSs is subject to federal, state and local income taxes at applicable tax rates.

Brickell Joint Venture

In June 2022, the Company entered into the Brickell Joint Venture to facilitate the exercise of the Initial Purchase Option to acquire a 90% equity interest in the AC/Element Hotel. Our joint venture partner, C-F Brickell, owns the remaining 10% equity interest in the Brickell Joint Venture. The Company has an option to purchase the remaining 10% equity interest in the Brickell Joint Venture from C-F Brickell in December 2026 with the exercise of a second purchase option at its market value on the exercise date. The Company serves as the managing member of the Brickell Joint Venture.

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

Redeemable Non-controlling Interests

In connection with the NCI Transaction, Summit Hotel GP, LLC, a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership, on its own behalf as general partner of the Operating Partnership and on behalf of the limited partners of the Operating Partnership, on January 13, 2022, entered into the Tenth Amendment (the “Tenth Amendment”) to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, to provide for the issuance of up to 2,000,000 Series Z Preferred Units. The Series Z Preferred Units rank on a parity with the Operating Partnership’s Series E and Series F Preferred Units and holders will receive quarterly distributions at a rate of 5.250% per year. From issuance until the tenth anniversary of their issuance, the Series Z Preferred Units will be redeemable at the holder’s request at any time, or in connection with a change of control of the Company, for, at the Company’s election, cash or shares of the Company’s 5.250% Series Z Cumulative Perpetual Preferred Stock (which will be designated and authorized following notice of redemption by holder of the Series Z Preferred Units) on a one-for-one basis. After the fifth anniversary of their issuance, the Company may redeem the Series Z Preferred Units for cash at a redemption amount of $25 per unit. For a 90-day period immediately following both the tenth and the eleventh anniversaries of their issuance or in connection with a change of control of the Company, the Series Z Preferred Units will be redeemable at the holder’s request for cash at a redemption amount of $25 per unit. On January 13, 2022 and March 23, 2022, in connection with the NCI Transaction, the Operating Partnership issued an aggregate of 2,000,000 Series Z Preferred Units as partial consideration for the purchase. At March 31, 2023, the redeemable Series Z Preferred Units issued in connection with the NCI Transaction are recorded as temporary equity and reflected as Redeemable non-controlling interests on our Consolidated Condensed Balance Sheet.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at March 31, 2023 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$12,454	$—	$12,454
Purchase options related to real estate loans	—	—	931	931

	Fair Value Measurements at December 31, 2022 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$16,841	$—	$16,841

The Onera Purchase Option does not have a readily determinable fair value. The fair value was estimated using the Black-Scholes model and was based on unobservable inputs for which there is little or no market information available. As such, we were required to develop assumptions to determine the fair value of the Onera Purchase Option as follows (dollar amounts in thousands):

Exercise price	$8,206
First option exercise date (1)	10/1/2024
Expected volatility	52.20%
Risk free rate	4.15%
Expected annualized equity dividend yield	—%
(1)The first option exercise date is the date used for estimating the fair value of the purchase option. The Onera Purchase Option is exercisable when the lodging facility is fully constructed and open for business and expires one year from the date that it is initially exercisable.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Franchise Agreements

All of our lodging properties (with the exception of the Onera Joint Venture property) operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 20 years with various extension provisions. Each franchisor receives franchise fees ranging from 2% to 6% of each lodging property’s gross revenue, and some agreements require that we pay marketing fees of up to 4% of gross revenue. In addition, some of these franchise agreements require that we deposit a percentage of the hotel property’s gross revenue, generally not more than 5%, into a reserve fund for capital expenditures. We also pay fees to our franchisors for services related to reservation and information systems. We expensed fees related to our franchise agreements of $13.0 million and $10.1 million for the three months ended March 31, 2023 and 2022, respectively.

Management Agreements

Our lodging properties operate pursuant to management agreements with various professional third-party management companies. The terms of our management agreements range from month-to-month to twenty-five years with various extension provisions. Each management company receives a base management fee, which is a percentage of total lodging property revenues. In some cases, there are also monthly fees for certain services, such as accounting, based on the number of guestrooms. Generally, there are also incentive fees based on attaining certain financial thresholds. Management fee expenses were $4.8 million and $3.8 million for the three months ended March 31, 2023 and 2022, respectively.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business. There are currently no pending legal actions that we believe would have a material effect on our financial position or results of operations.

NOTE 12 - EQUITY-BASED COMPENSATION

Our currently outstanding equity-based awards were issued under the Summit Hotel Properties, Inc. 2011 Equity Incentive Plan, as amended and restated effective May 13, 2021 (the "Equity Plan"), which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based awards or incentive awards. Stock options granted may be either incentive stock options or non-qualified stock options. Vesting terms may vary with each grant. At March 31, 2023, we only have outstanding restricted stock awards. All of our outstanding equity-based awards are classified as equity awards.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock award activity under our Equity Plan for the three months ended March 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2022	654,804	$9.85	$5,909
Granted	447,656	7.66
Vested	(193,144)	9.71
Non-vested at March 31, 2023	909,316	$8.83	$6,229

The awards granted to our non-executive employees prior to 2022 vest over a four-year period based on continuous service (20% on the first, second and third anniversary of the grant date and 40% on the fourth anniversary of the grant date). The awards granted to our non-executive employees in 2022 and thereafter vest over a three-year period based on continuous service (25% on the first and second anniversary of the grant date and 50% on the third anniversary of the grant date).

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

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under the Equity Plan for the three months ended March 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2022	1,006,974	$11.76	$7,270
Granted	425,907	10.08
Vested	(239,416)	9.38
Forfeited	(137,193)	9.38
Non-vested at March 31, 2023	1,056,272	$11.93	$7,235

(1)    The amounts included in this column represent the expected future value of the performance-based restricted stock awards calculated using the Monte Carlo simulation valuation model.

Our performance-based restricted stock awards are market-based awards and are accounted for based on the fair value of our Common Stock on the grant date. The fair value of the performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model. These awards cliff vest on the third anniversary of the grants based on our total shareholder return relative to the total shareholder return of companies within the Dow Jones U.S. Hotels Index at the end of the period or upon a change in control. The awards generally require continuous service during the measurement period and are subject to the other conditions described in the Equity Plan or award document.

The number of shares the executive officers may earn under these awards range from zero shares to twice the number of shares granted based on our percentile ranking within the index at the end of the measurement period. In addition, a portion of the performance-based shares may be earned based on the Company's absolute total shareholder return calculated during the performance period.

The holders of these awards have the right to vote their unvested restricted shares of Common Stock and any dividends declared accrue and will be subject to the same vesting conditions as the awards. Further, if additional shares are earned based on our percentile ranking within the index, dividend payments will be issued as if the additional shares had been held throughout the measurement period.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate general and administrative expenses in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Time-based restricted stock	$690	$992
Performance-based restricted stock	778	2,674
Director stock	—	32
	$1,468	$3,698

The Company's former Executive Vice President and Chief Operating Officer departed the Company in March 2022. The Company recorded $1.3 million of additional stock-based compensation expense during the period related to the modification of certain stock award agreements. This amount was comprised of $0.4 million related to time-based restricted stock awards and $0.9 million related to performance-based restricted stock awards.

Additionally, during the three months ended March 31, 2022, we granted a new member of our Board of Directors 3,234 shares of fully vested shares of our Common Stock at $9.94 per share.

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $14.5 million at March 31, 2023 and will be recorded as follows (in thousands):

	Total	2023	2024	2025	2026
Time-based restricted stock	$6,721	$2,565	$2,586	$1,359	$211
Performance-based restricted stock	7,780	2,950	2,914	1,654	262
	$14,501	$5,515	$5,500	$3,013	$473

NOTE 13 - INCOME TAXES

We have elected to be taxed as a REIT. As a REIT, we are generally not subject to corporate-level income taxes on taxable income we distribute to our shareholders.

Income related to our TRS Lessees is subject to federal, state and local taxes at applicable corporate tax rates. Our consolidated tax provision includes the income tax provision related to the operations of the TRS Lessees as well as state and local income taxes related to the Operating Partnership.

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

We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. Certain of our TRS Lessees have incurred operating losses and are in a three-year cumulative loss measured on a rolling twelve quarter basis. A cumulative loss is significant negative evidence that the realizability of our deferred tax assets at March 31, 2023 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all our deferred tax assets at March 31, 2023.

The Company recorded an income tax benefit of $0.5 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. In general, we are not subject to tax examinations by tax authorities for years before 2018. In the normal course of business, we are subject to examination by federal, state, and local jurisdictions where applicable. We had no unrecognized tax benefits at March 31, 2023. We expect no significant increase or decrease in unrecognized tax benefits due to changes in tax positions within the next year.

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

Supplemental cash flow information for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022

Cash payments for interest	$21,436	$11,213
Accrued acquisitions and improvements to lodging properties	$5,384	$3,749
Cash payments for income taxes, net of refunds	$110	$60
Debt assumed to complete acquisition of properties	$—	$335,205
Assumption of leases and other assets and liabilities in connection with the acquisition of a portfolio of properties	$—	$9,206
Insurance premium financing	$10,877	$—
Non-controlling interests in operating partnership issued to complete acquisition of a portfolio of properties	$—	$157,513
Redeemable non-controlling interests in operating partnership issued to complete acquisition of a portfolio of properties	$—	$50,000

NOTE 15 - SUBSEQUENT EVENTS

Dividends

On April 27, 2023, our Board of Directors declared quarterly cash dividends and distributions of $0.06 per share on our Common Stock and per Common Unit of the Operating Partnership and cash dividends of $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock and $0.3671875 per share of 5.875% Series F Cumulative Redeemable Preferred Stock. The Board of Directors also declared on behalf of the Operating Partnership, a cash distribution of $0.328125 per share of the Operating Partnership's unregistered 5.25% Series Z Cumulative Perpetual Preferred Units. The dividends and distributions are payable on May 31, 2023 to holders of record as of May 17, 2023.

PART I - FINANCIAL INFORMATION

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2022 and our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Cautionary Statement about Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “forecast,” “project,” “potential,” “continue,” “likely,” “will,” “would” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•the effects of the novel Coronavirus ("COVID-19") and its variants (the "Pandemic") and other infectious disease outbreaks;
•potential changes in operations as a result of regulations or changes in brand standards;
•financing risks, including the risk of leverage and the corresponding risk of default on our existing indebtedness and potential inability to refinance or extend the maturities of our existing indebtedness;
•default by borrowers to which we lend or provide seller financing;
•global, national, regional and local economic and geopolitical conditions and events, including wars or potential hostilities, such as terrorist attacks, that may affect travel;
•supply and demand factors in our markets or sub-markets;
•the effect of competing alternative accommodations on our business;
•levels of spending for business and leisure travel;
•macroeconomic conditions related to, and our ability to manage, inflationary pressures for commodities, labor and other costs of our business as well as consumer purchasing power and overall behavior, or a potential recessionary environment, which could adversely affect our costs, liquidity, consumer confidence, and demand for travel and lodging;
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
•general volatility of the capital markets and the market price of our common stock ("Common Stock");
•environmental uncertainties and risks related to natural disasters;
•our ability to recover fully under third-party indemnities or our existing insurance policies for insurable losses and our ability to maintain adequate or full replacement cost "all-risk" property
•our ability to obtain insurance policies on our properties on commercially reasonable terms;
•the effect on our business or customer confidence of a data breach or significant disruption of property operator information technology networks as a result of cyber-attacks that are greater than insurance coverages or indemnities from service providers;
•our ability to effectively manage our joint ventures with our joint venture partners;
•current and future changes to the IRC;
•our ability to continue to effectively enhance our Environmental, Social and Governance ("ESG") program to achieve expected social, environment and governance objectives and goals; and
•the other factors discussed under the heading "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Overview

Summit Hotel Properties, Inc. is a self-managed lodging property investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. Our lodging properties are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership, Summit Hotel OP, LP (the “Operating Partnership”). Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At March 31, 2023, we owned, directly and indirectly, approximately 87.0% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding Series E and Series F preferred units of limited partnership interest. NewcrestImage Image Holdings, LLC owns all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units (Liquidation preference $25 per unit) of the Operating Partnership ("Series Z Preferred Units"), which was issued as part of the NCI Transaction (described in "Note 3 - Investments in Lodging Property, net" to the Condensed Consolidated Financial Statements.). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as "Preferred Units."

At March 31, 2023, our portfolio consisted of 103 lodging properties with a total of 15,334 guestrooms located in 24 states. We own our lodging properties in fee simple, except for seven lodging properties which are subject to ground leases or subleases. As of March 31, 2023, we own 100% of the outstanding equity interests in 61 of our 103 lodging properties. We own a 51% controlling interest in 39 lodging properties through a joint venture that was formed in July 2019 with GIC (the “GIC Joint Venture”), Singapore’s sovereign wealth fund. We also own 90% equity interests in two separate joint ventures (the "Brickell Joint Venture" and the "Onera Joint Venture"). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

Our hotel properties operate under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”) and InterContinental® Hotels Group (“IHG”). We own one glamping property that operates under the independent brand of Onera Escapes ("Onera").

We have elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes commencing with our short taxable year ended December 31, 2011. To qualify as a REIT, we cannot operate or manage our lodging properties. Accordingly, all of our lodging properties are leased to our taxable REIT subsidiaries ("TRS Lessees"). All of our lodging properties are operated pursuant to lodging property management agreements between our TRS Lessees and professional, third-party lodging property management companies that are not affiliated with us as follows:

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

Our typical lodging property management agreement requires us to pay a base fee to our lodging property manager calculated as a percentage of lodging property revenues. In addition, our typical lodging property management agreements generally provide that the lodging property manager can earn an incentive fee for hotel-level Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") over certain thresholds of a required investment return to us. Our TRS Lessees may employ other lodging property managers in the future. We currently do not have any ownership or economic interest in any of the lodging property management companies engaged by our TRS Lessees. However, we have a purchase option to acquire a 10% to 15% equity interest in the entity that owns the Onera brand, which is an affiliate of Blink Data Services, LLC., if we reach certain investment thresholds in Onera-branded properties.

Our revenues are derived from lodging property operations and consist of room revenue, food and beverage revenue and other lodging property operations revenue. Revenues from our other lodging property operations consist of ancillary revenues related to meeting rooms and other customer services provided at certain of our lodging properties.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of lodging demand include changes in gross domestic product, corporate profits, capital investments, employment and more recently, travel-related health and safety restrictions and concerns. Volatility in the economy and risks arising from global and domestic political or economic conditions may cause slowing economic growth, which would have an adverse effect on lodging demand. The global and U.S. economies and the travel and lodging industries experienced a significant downturn as a result of the Pandemic during the years ended December 31, 2020 and 2021. During the year ended December 31, 2022 and the three months ended March 31, 2023, we experienced a significant recovery in lodging demand driven primarily by leisure travelers. Corporate and group demand continues to meaningfully accelerate but remains below historical levels. In recent months, our RevPAR levels are generally in line with pre-Pandemic results.

Rising inflation has been pervasive since 2022, increasing the cost of salaries, wages, material, freight, and energy. Higher costs due to general business inflation were partially offset by lodging price increases, which offset the effect of inflation on our operating results. We expect relatively higher inflation to continue in 2023 resulting in higher costs. Consumers may be resistant to further lodging price increases to offset the continued high inflation, which could have an adverse effect on our consolidated financial condition and results of operations.

Effects of the Pandemic

Beginning in March 2020, we experienced the negative effects of the Pandemic, which had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline in all forms of travel, both domestic and international, and a significant decline in hotel demand. As such, we experienced a substantial decline in our revenues, profitability and cash flows from operations during the years ended December 31, 2020 and 2021. During the three months ended March 31, 2022 and thereafter, we experienced significant improvement in our business, driven primarily by leisure travel and to a lesser extent modest improvement in other demand segments, including corporate and group. During the three months ended March 31, 2023, our business has experienced a strong recovery enabling us to return to operating results that are at or above pre-Pandemic levels. A continued growth in operating results is dependent upon a continuation in the recovery of travel, geopolitical stability, moderating inflation, a normalized labor market, and maintaining a high-quality portfolio aligned with evolving guest preferences.

Our Lodging Property Portfolio

According to current chain scales as defined by Smith Travel Research, Inc. ("STR"), as of March 31, 2023, six of our lodging properties with a total of 953 guestrooms are categorized as Upper-upscale hotels, 81 of our hotel properties with a total of 12,279 guestrooms are categorized as Upscale hotels and 15 of our lodging properties with a total of 2,091 guestrooms are categorized as Upper-midscale hotels. We have one lodging asset that is an 11-unit glamping property. Lodging property information as of March 31, 2023 is as follows:

Franchise/Brand	Number of Lodging Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	17	3,049
Residence Inn by Marriott	15	2,136
AC Hotel by Marriott	6	1,026
SpringHill Suites by Marriott	7	983
TownePlace Suites	2	225
Marriott	1	165
Fairfield Inn & Suites by Marriott	1	140
Element by Marriott	1	108
Four Points by Sheraton	1	101
Total Marriott	51	7,933
Hilton
Hilton Garden Inn	9	1,291
Hampton Inn & Suites	8	1,162
Homewood Suites	3	369
Embassy Suites	2	346
Canopy Hotel	2	326
DoubleTree by Hilton	1	210
Total Hilton	25	3,704
Hyatt
Hyatt Place	17	2,419
Hyatt House	3	466
Total Hyatt	20	2,885
IHG
Holiday Inn Express & Suites	4	564
Staybridge Suites	1	121
Hotel Indigo	1	116
Total IHG	6	801
Independent
Onera	1	11
Total	103	15,334

Lodging Property Portfolio Activity

We continually evaluate alternatives to refine our portfolio to drive growth and create value.  In the normal course of business, we evaluate opportunities to acquire additional properties that meet our investment criteria and opportunities to recycle capital through the disposition of properties. As such, the composition and size of our portfolio of properties may change materially over time. Significant changes to our portfolio of properties could have a material effect on our Condensed Consolidated Financial Statements.

See "Note 3 - Investments in Lodging Property, net" of the accompanying Condensed Consolidated Financial Statements for further information related to lodging property acquisitions and dispositions.

Results of Operations

The comparisons that follow should be reviewed in conjunction with the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three months ended March 31, 2023 with the Three months ended March 31, 2022

The following table contains key operating metrics for our total portfolio for the three months ended March 31, 2023 compared with the three months ended March 31, 2022 (dollars in thousands, except ADR and RevPAR).

	For the Three Months Ended March 31,				Quarter-over-Quarter		Quarter-over-Quarter
	2023		2022		Dollar Change		Percentage Change
	Total Portfolio (103 properties)	Same-Store Portfolio (99 properties)	Total Portfolio (101 properties)¹	Same-Store Portfolio (99 properties)¹	Total Portfolio (103/101 properties)	Same-Store Portfolio (99 properties)	Total Portfolio (103/101 properties)	Same-Store Portfolio (99 properties)
Revenues:
Room	$163,089	$155,747	$128,810	$130,544	$34,279	$25,203	26.6%	19.3%
Food and beverage	10,630	8,268	5,662	5,897	4,968	2,371	87.7%	40.2%
Other	8,664	7,995	7,397	7,530	1,267	465	17.1%	6.2%
Total	$182,383	$172,010	$141,869	$143,971	$40,514	$28,039	28.6%	19.5%

Expenses:
Room	$35,909	$34,541	$28,410	$28,920	$7,499	$5,621	26.4%	19.4%
Food and beverage	7,955	6,385	4,114	4,633	3,841	1,752	93.4%	37.8%
Other lodging property operating expenses	56,125	53,628	46,277	46,332	9,848	7,296	21.3%	15.7%
Total	$99,989	$94,554	$78,801	$79,885	$21,188	$14,669	26.9%	18.4%

Operational Statistics:
Occupancy	68.9%	68.7%	64.2%	64.0%	n/a	n/a	7.3%	7.3%
ADR	$171.63	$169.33	$152.79	$152.30	$18.84	$17.03	12.3%	11.2%
RevPAR	$118.18	$116.28	$98.05	$97.46	$20.13	$18.82	20.5%	19.3%

¹ Operating results for the same-store portfolio of 99 properties for the three months ended March 31, 2022 include the 26 hotel properties and two parking garages acquired in the first closing of the NCI Transaction on January 13, 2022 (the "First Closing Hotels") and exclude the acquisition of the Canopy New Orleans (the "Canopy"), which was acquired upon completion of construction in the second closing of the NCI Transaction on March 23, 2022. As such, the same-store operating results for the First Closing Hotels for the three months ended March 31, 2022 include the operating results related to the prior owner for the period from January 1, 2022 through the first closing date of the NCI Transaction of January 13, 2022 (the "Pre-Ownership Results"). Operating results for the total portfolio of 101 properties for the three months ended March 31, 2022 include actual operating results for the First Closing Hotels and the Canopy only from the closing dates of the NCI Transaction through March 31, 2022. As such, the same-store operating results for the three months ended March 31, 2022 are higher than the total portfolio operating results for the same period due to the inclusion of the Pre-Ownership Results in the same-store operating results for the three months ended March 31, 2022.

Changes from the three months ended March 31, 2023 compared with the three months ended March 31, 2022 were due to the following:

•Revenues and RevPAR. The increase in total revenues and RevPAR for our total portfolio during the first quarter of 2023 compared to the first quarter of 2022 was due to continued strength in leisure travel as well improving corporate and group demand resulting in steady improvement in both weekend and weekday results. We generated additional revenues during the first quarter of 2023 as a result of the acquisition of the Canopy New Orleans hotel upon completion of the second closing of the NCI Transaction at the end of March 2022 and the acquisition of the AC/Element Hotel upon completion of the Brickell Transaction in June 2022. These revenue increases were partially offset by the sale of the Hilton Garden Inn San Francisco Airport North in May 2022. Additionally, revenues for the three months ended March 31, 2022 were negatively affected by the effect of the Omicron variant of COVID-19. On a same store basis, the improvements in our business resulted in an increase of approximately 7.3% in occupancy and 11.2% in average daily rate in the first quarter of 2023, which resulted in a 19.3% increase in same-store RevPAR. For the total portfolio, we experienced an increase of approximately 7.3% in our occupancy and an increase of 12.3% in average daily rate in the first quarter of 2023 in comparison to the first quarter of 2022. This resulted in an increase in RevPAR of 20.5% over the same period in the prior year. See "Industry Trends and Outlook" for further information.

•Room Expenses. The increase in room expenses for both our total and the same-store portfolio is highly correlated to the increase in room revenues driven by increasing occupancy across our portfolio. Additional factors contributing to higher room expenses include increasing labor costs driven by higher wage rates and more costly contract labor needed to meet room demand. We also incurred additional operating expenses during the first quarter of 2023 as a result of the acquisition of the Canopy New Orleans hotel upon completion of the second closing of the NCI Transaction at the end of March 2022 and the acquisition of the AC/Element Hotel upon completion of the Brickell Transaction in June 2022. These operating expense increases were partially offset by the sale of the Hilton Garden Inn San Francisco Airport North in May 2022.

•Food and beverage Revenues and Expenses. Total and same-store food and beverage revenues increased during the quarter ended March 31, 2023 as a result of an expanded food and beverage offering and an increase in occupancy across our portfolio during the period. In the first quarter of 2022, we were offering a limited food and beverage offering due to the effects of the Omicron variant of the COVID-19 virus. The increases in food and beverage expenses were consistent with the increases in food and beverage revenues as we have been able to increase food and beverage prices commensurate with the inflationary and other increases in food and beverage costs.

•Other lodging property operating Revenues and Expenses. The increase in other lodging property operating revenues resulted from user fees related to increased occupancy and an increase in parking and resort fees. The increase in other lodging property operating expenses was attributable to increased marketing costs, labor costs, credit card commissions and other occupancy driven increases resulting primarily from increased occupancy as compared with the same period of the prior year.

The following table includes other consolidated income and expenses for the three months ended March 31, 2023 compared with the three months ended March 31, 2022 (dollars in thousands).

	For the Three Months Ended March 31, 2023
	2023	2022	Dollar Change	Percentage Change
Property taxes, insurance and other	$14,724	$13,138	$1,586	12.1%
Management fees	4,805	3,795	1,010	26.6%
Depreciation and amortization	36,908	36,274	634	1.7%
Corporate general and administrative	8,005	9,137	(1,132)	(12.4)%
Interest expense	20,909	13,439	7,470	55.6%
Other income, net	265	1,742	(1,477)	nm¹
Income tax benefit	(472)	(2,000)	1,528	(76.4)%

¹ Not meaningful.

Changes from the three months ended March 31, 2023 compared with the three months ended March 31, 2022 were due to the following:

•Property Taxes, Insurance and Other. The increase in Property taxes, insurance and other is primarily due to an increase in franchise taxes and property casualty insurance, which was renewed in the first quarter of 2023.

•Management Fees. The increase in Management fees during the current period is primarily due to increased revenues as our business has experienced a steady improvement in performance during the three months ended March 31, 2023.

•Depreciation and Amortization. The increase in Depreciation and amortization is due to increased renovation activities at our lodging properties during the quarter ended March 31, 2023 and additional depreciation expense related to the completion of the Brickell Transaction and the Onera Transaction during the year ended December 31, 2022, offset by a decrease in depreciation expense as a result of the sale of the 169-guestroom Hilton Garden Inn San Francisco Airport North in May 2022.

•Corporate General and Administrative. The decrease in Corporate general and administrative expenses is primarily due to the departure of the Company's former Executive Vice President and Chief Operating Officer in the first quarter of 2022, which resulted in the Company recording $1.3 million of additional stock-based compensation expense during the period related to the modification of certain stock award agreements.

•Interest Expense. Interest expense has increased during the three months ended March 31, 2023 due to higher base rates on our floating rate debt that is not hedged during the three months ended March 31, 2023 in comparison with the three months ended March 31, 2022 and the additional debt related to the Brickell Transaction which closed in May 2022.

•Other Income, net. The decrease in Other income, net in the first quarter of 2023 compared to the same period in 2022 is primarily due to interest income that was previously earned on a mezzanine loan in connection with the Brickell acquisition. This mezzanine loan was repaid in connection with the Brickell Transaction which closed in May 2022.

•Income Tax Benefit. Income taxes in interim quarters are based on an estimated annual effective tax rate. The Company recorded a $0.5 million income tax benefit during the three months ended March 31, 2023, which represents a decrease of $1.5 million when compared to the same period in the previous year. Seasonality in quarterly net income (loss), and changes in the forecasted earnings causes variability in income taxes recorded in each quarter.

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

FFO and AFFO

As defined by Nareit, FFO represents net income or loss (computed in accordance with GAAP), excluding preferred dividends, gains (or losses) from sales of real property, impairment losses on real estate assets, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization related to real estate assets, and adjustments for unconsolidated partnerships, and joint ventures. AFFO represents FFO excluding amortization of deferred financing costs, franchise fees, equity-based compensation expense, debt transaction costs, premiums on redemption of preferred shares, losses from net casualties, non-cash lease expense, non-cash interest income and non-cash income tax related adjustments to our deferred tax assets. Unless otherwise indicated, we present FFO and AFFO applicable to our Common Stock and Common Units. We present FFO and AFFO because we consider FFO and AFFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and AFFO when reporting their results. FFO and AFFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and AFFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and AFFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our computation of FFO differs slightly from the computation of Nareit-defined FFO related to the reporting of corporate depreciation and amortization expense, which is de minimus. Our computation of FFO may also differ from the methodology for calculating FFO used by other equity REITs and, accordingly, may not be comparable to such other REITs. FFO and AFFO should not be considered as alternatives to net income (loss) (computed in accordance with GAAP), as an indicator of our liquidity, nor are they indicative of funds available to meet our cash needs, including our ability to pay dividends or make distributions. Where indicated in this Quarterly Report on Form 10-Q, FFO is based on our computation of FFO and not the computation of Nareit-defined FFO unless otherwise noted.

The following is an unaudited reconciliation of our net loss, determined in accordance with GAAP, to FFO and AFFO for the three months ended March 31, 2023 and 2022, (in thousands, except per share/unit amounts):

	For the Three Months Ended March 31,
	2023	2022
Net loss	$(1,970)	$(8,973)
Preferred dividends	(3,970)	(3,970)
Distributions to and accretion of redeemable non-controlling interests	(657)	(555)
Loss related to non-controlling interests in consolidated joint ventures	680	82
Net loss applicable to Common Stock and Common Units	(5,917)	(13,416)
Real estate-related depreciation	35,727	35,195
Disposition of assets, net	48	—
Adjustments related to non-controlling interests in consolidated joint ventures	(7,782)	(7,286)
FFO applicable to Common Stock and Common Units	22,076	14,493
Recoveries of credit losses	(250)	—
Amortization of debt issuance costs	1,399	1,412
Amortization of franchise fees	142	168
Amortization of intangible assets, net	903	911
Equity-based compensation	1,469	3,698
Debt transaction costs	87	—
Non-cash interest income	(130)	(122)
Non-cash lease expense, net	133	128
Casualty losses, net	536	185
Change in deferred tax asset valuation allowance	63	—
Other non-cash items, net	711	—
Adjustments related to non-controlling interests in consolidated joint ventures	(878)	(732)
AFFO applicable to Common Stock and Common Units	$26,261	$20,141
FFO per share of Common Stock and Common Units	$0.18	$0.12
AFFO per share of Common Stock and Common Units	$0.22	$0.17
Weighted-average diluted shares of Common Stock and Common Units
FFO (1)	122,010	118,976
AFFO (1) (2)	122,010	118,976
(1)    The weighted-average diluted shares of Common Stock and Common Units used to calculate FFO and AFFO per share of Common Stock and Common Units for the three months ended March 31, 2023 and 2022 includes the dilutive effect of our outstanding restricted stock awards. These shares were excluded from our weighted-average shares outstanding used to calculate net loss per share because they would have been antidilutive. The weighted-average shares of Common Stock and Common Units used to calculate FFO and AFFO per share of Common Stock and Common Units for the three months ended March 31, 2023 and 2022 exclude the potential dilution related to our Convertible Notes as we intend to settle the principal value of the Convertible Notes in cash.

(2)    AFFO applicable to Common Stock and Common Units for the three months ended March 31, 2023 and 2022 has not been adjusted for interest related to our Convertible Notes for purposes of calculating AFFO per share of Common Stock and Common Units because we intend to settle the principal portion of the Convertible Notes in cash and we did not include in the denominator of our calculation of AFFO per share of Common Stock and Common Units the potential dilutive effect of shares that would be issued if the principal portion of the Convertible Notes were converted into shares of our Common Stock.

The following is an unaudited reconciliation of weighted-average diluted shares of Common Stock to non-GAAP weighted-average diluted shares of Common Stock and Common Units for FFO and AFFO (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Weighted-average shares of Common Stock outstanding	105,312	104,896
Dilutive effect of unvested restricted stock awards	138	627
Dilutive effect of shares of Common Stock issuable upon conversion of convertible debt	24,324	23,978
Adjusted weighted diluted shares of Common Stock	129,774	129,501
Non-GAAP adjustment for dilutive effects of Common Units	15,977	13,453
Non-GAAP adjustment for dilutive effects of restricted stock awards	583	—
Non-GAAP adjustment for dilutive effect of shares of Common Stock issuable upon conversion of convertible debt	(24,324)	(23,978)
Non-GAAP weighted diluted share of Common Stock and Common Units	122,010	118,976

The increase in AFFO applicable to shares of Common Stock and Common Units was due to a substantial improvement in our operating performance during the three months ended March 31, 2023 that has been primarily driven by leisure travel and improvements in other demand segments such as business and group. The increase in AFFO during the three months ended March 31, 2023 was also the result of the acquisition of the Canopy New Orleans hotel upon completion of the second closing of the NCI Transaction at the end of March 2022 and the acquisition of the AC/Element Hotel in Miami upon completion of the Brickell Transaction in June 2022. These increases in AFFO were partially offset by the sale of the Hilton Garden Inn San Francisco Airport North in May 2022. AFFO applicable to shares of Common Stock and Common Units increased $6.1 million for the three months ended March 31, 2023 compared to the same period in 2022.

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

The following is an unaudited reconciliation of our net loss, determined in accordance with GAAP, to EBITDA, EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2023 and 2022, (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net loss	$(1,970)	$(8,973)
Depreciation and amortization	36,908	36,274
Interest expense	20,909	13,439
Interest income	(83)	(2)
Income tax benefit	(472)	(2,000)
EBITDA	55,292	38,738
Disposition of assets, net	48	—
EBITDAre	55,340	38,738
Recoveries of credit losses	(250)	—
Amortization of key money liabilities	(136)	—
Equity-based compensation	1,469	3,698
Debt transaction costs	87	—
Non-cash interest income	(130)	(122)
Non-cash lease expense, net	133	128
Casualty losses, net	536	185
Loss related to non-controlling interests in consolidated joint ventures	680	82
Other non-cash items, net	711	—
Adjustments related to non-controlling interests in consolidated joint ventures	(14,012)	(9,788)
Adjusted EBITDAre	$44,428	$32,921

The increase in Adjusted EBITDAre is due to a substantial improvement in our operating performance during the three months ended March 31, 2023 that has been primarily driven by leisure travel and improvements in other demand segments such as business and group. The increase in EBITDAre during the three months ended March 31, 2023 was also the result of the acquisition of the Canopy New Orleans hotel upon completion of the second closing of the NCI Transaction at the end of March 2022 and the acquisition of the AC/Element Hotel upon completion of the Brickell Transaction in June 2022. These increases in EBITDAre were partially offset by the sale of the Hilton Garden Inn San Francisco Airport North in May 2022. Adjusted EBITDAre increased $11.5 million for the three months ended March 31, 2023 compared to the same period in 2022.

Liquidity and Capital Resources

Our short-term cash obligations consist primarily of operating expenses and other expenditures directly associated with our lodging properties, recurring maintenance and capital expenditures necessary to maintain our lodging properties in accordance with internal and brand standards, capital expenditures to improve our lodging properties, interest payments, settlement of interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, our joint venture acquisitions and capital requirements, contractual lease payments, corporate overhead, and dividends and distributions to our stockholders and unitholders when declared and paid. Our corporate overhead primarily consists of employee compensation expenses, professional fees and corporate insurance and rent expenses. Cash requirements for our corporate overhead expenses (excluding non-cash stock-based compensation), which are generally paid from operating cash flows, were $6.5 million and $5.4 million for the three months ended March 31, 2023 and 2022, respectively. We generally expect our corporate overhead expenses to remain consistent with the level of our operating activities and market conditions for goods and services.

Our long-term cash obligations consist primarily of the costs of acquiring additional lodging properties, renovations and other non-recurring capital expenditures that periodically are made with respect to our lodging properties, dividends and distributions and scheduled debt payments, including maturing loans.

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

Outstanding Indebtedness

At March 31, 2023, we had $30.0 million of outstanding borrowings under our $400 Million Revolver (as defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements), $200.0 million outstanding on our $200 Million Term Loan (as defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements), and $225.0 million outstanding on our 2018 Term Loan (as defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements). As of April 30, 2023, our $400 Million Revolver had $25.0 million in outstanding borrowings due to repayments subsequent to March 31, 2023. Each of the credit facilities was supported by the 57 lodging properties included in the credit facility borrowing base and a pledge of the equity securities in each of the entities that own the 57 lodging properties, and the respective TRS Lessees. We also had $287.5 million of Convertible Notes outstanding.

At March 31, 2023, the GIC Joint Venture had $200.0 million outstanding under our GIC Joint Venture Credit Facility (as defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements), which included borrowings of $75.0 million on its $75.0 million term loan and $125.0 million on its $125.0 million revolving line of credit. The GIC Joint Venture Credit Facility is secured primarily by a first priority pledge of the equity interests in the subsidiaries that own the 11-lodging property borrowing base assets, and the related TRS entities, which wholly own the TRS Lessees. See "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements for additional information.

To complete the NCI Transaction during the first quarter of 2022, the GIC Joint Venture entered into a $410.0 million senior secured term loan facility (the “GIC Joint Venture Term Loan”) secured by the 27 lodging properties and two parking garages acquired in the transaction and assumed a PACE loan totaling $6.5 million. The GIC Joint Venture Term Loan has an accordion feature which provides for an increase in the total commitments by up to $190.0 million, for aggregate potential borrowings of up to $600.0 million. The GIC Joint Venture Term Loan will mature on January 13, 2026 and can be extended for one 12-month period at the GIC Joint Venture's option, subject to certain conditions. The GIC Joint Venture Term Loan is interest-only and provides for a floating interest rate equal to SOFR plus 2.86%. The outstanding balance of the PACE loan is $6.2 million at March 31, 2023.

Additionally, the GIC Joint Venture has a mortgage loan outstanding totaling $13.0 million at March 31, 2023 related to the acquisition of the Embassy Suites in Tucson, AZ in December 2021.

In June 2022, the Brickell Joint Venture, as borrower, and the Operating Partnership, as the non-recourse guarantor, entered into a $47.0 million mortgage loan and non-recourse guaranty with City National Bank of Florida ("City National Bank") to finance the dual-branded 264-guestroom AC/Element Hotel. The City National Bank loan provides for an interest rate equal to one-month LIBOR plus 300 basis points. Payment terms include an interest-only period through June 30, 2024 and the loan will amortize on a 25-year schedule from July 1, 2024 through the maturity date of June 30, 2025. The City National Bank loan is prepayable at any time without penalty. The balance of the mortgage loan is $47.0 million at March 31, 2023.

As of March 31, 2023, we have scheduled debt principal amortization payments during the next twelve months totaling $2.2 million when taking into consideration extension options available to us. Currently, we have the capacity to pay these scheduled principal payments using cash on hand or draws under our $400 Million Revolver.

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

Our outstanding indebtedness requires us to comply with various financial and other covenants. At March 31, 2023, we are in compliance with all of our loan agreements. We have entered into certain amendments of the 2018 Senior Credit Facility and the 2018 Term Loan that give us full access to the $400 Million Revolver (subject to certain conditions) and improve certain financial covenant measures through December 31, 2023. Additionally, we have amended the GIC Joint Venture Credit Facility to provide for certain financial covenant waivers and adjustments as described in “Note 5 – Debt” to the Condensed Consolidated Financial Statements. Our outstanding indebtedness requires us to comply with various financial and other covenants. At March 31, 2023, we and our GIC Joint Venture are in compliance with all loan covenants.

See "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements related to our financing arrangements.

A summary of our gross debt at March 31, 2023 is as follows (dollars in thousands):

Lender	Interest Rate	Maturity Date	Number of Encumbered Properties	Principal Amount Outstanding
2018 Senior Credit Facility
Bank of America, NA
$400 Million Revolver (1)(2)	6.86%	September 30, 2023	n/a	$30,000
$200 Million Term Loan (1)(3)	6.81%	April 1, 2024	n/a	200,000
Total Senior Credit and Term Loan Facility				230,000

Term Loans
KeyBank National Association Term Loan (1)	6.64%	February 14, 2025	n/a	225,000

Convertible Notes	1.50%	February 15, 2026	n/a	287,500

Secured Mortgage Indebtedness
MetaBank	4.44%	July 1, 2027	3	43,518
Bank of the Cascades (First Interstate Bank) (4)	6.60%	December 19, 2024	1	7,624
	4.30%	December 19, 2024	—	7,624
Total Mortgage Loans			4	58,766
				801,266

Brickell Joint Venture Mortgage Loan
City National Bank of Florida	7.86%	June 30, 2025	2	47,000

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver (5)	6.99%	October 8, 2023	n/a	125,000
$75 Million Term Loan (5)	6.94%	October 8, 2023	n/a	75,000
Bank of America, N.A. (6)	7.63%	January 13, 2026	n/a	410,000
Wells Fargo	4.99%	June 6, 2028	1	12,969
PACE loan	6.10%	July 31, 2040	1	6,197
Total GIC Joint Venture Credit Facility and Term Loans			2	629,166
Total Joint Venture Debt			2	676,166
Total Debt			6	$1,477,432

(1) The 2018 Senior Credit Facility and Term Loans are supported by a borrowing base of 57 unencumbered hotel properties and a pledge of the equity securities of the entities that own and operate the 57 unencumbered hotels.
(2) We have exercised our option to extend the maturity date for the $400 Million Revolver to September 30, 2023 and we have additional options to extend the maturity date to March 31, 2025, subject to certain conditions.
(3) The maturity date for the $200 Million Term Loan can be extended to April 1, 2025 at the Company’s option, subject to certain conditions.
(4) The Bank of Cascades mortgage loan is comprised of two promissory notes that are secured by the same collateral and cross-defaulted.
(5) The $125 Million Revolver and the $75 Million Term Loan are secured by pledges of the equity in the entities (and affiliated entities) that own 11 lodging properties.
(6) The GIC Joint Venture's $410 million term loan with Bank of America, N.A. is secured by pledges of the equity in the entities (and affiliated entities) that own 27 lodging properties.

We are exposed to interest rate risk through our variable-rate debt. We manage this risk primarily by managing the amount, sources, and duration of our debt funding and through the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage our exposure to known or expected cash payments related to our variable-rate debt.
On March 24, 2023, subsidiaries of the GIC Joint Venture that are the borrowers under the GIC Joint Venture Term Loan entered into two $100.0 million interest rate swaps to fix one-month term SOFR until January 2026. The interest rate swaps have an effective date of July 1, 2023 and a termination date of January 13, 2026. Pursuant to the interest rate swaps, we will pay a fixed rate of 3.354% and receive the one-month term SOFR floating rate index.

During the three months ended March 31, 2023, the fair value of our interest rate swaps decreased $4.4 million due to a decrease in interest rate expectations. Each interest rate swap fixes the interest rates on portions of our variable interest rate indebtedness and converts SOFR from a floating rate to average fixed rates ranging from 2.56% to 2.92%.

Capital Expenditures

During the three months ended March 31, 2023, we funded $24.1 million in capital expenditures ($19.5 million on a pro rata basis) at our lodging properties. We anticipate spending approximately $40.3 million to $60.3 million on capital expenditures on a pro rata basis during the remainder of 2023. We expect to fund these expenditures through a combination of cash flows from operations and borrowings under our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flows

Unaudited cash flow information for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change

Net cash provided by operating activities	$32,006	$25,505	$6,501
Net cash used in investing activities	(25,408)	(284,818)	259,410
Net cash provided by financing activities	3,425	277,602	(274,177)
Net change in cash, cash equivalents and restricted cash	$10,023	$18,289	$(8,266)

Changes from the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were due to the following:

•Cash provided by operating activities. The increase in cash provided by operating activities primarily resulted from an increase in net income of $5.4 million, after adjusting for non-cash items such as depreciation and amortization and equity-based compensation, and net changes in working capital of $1.1 million.

•Cash used in investing activities. The decrease in cash used in investing activities was primarily due to the closing of the NCI Transaction in the first quarter of 2022. Cash used in investing activities during the three months ended March 31, 2023 primarily related to renovation capital and the funding of the Onera Mezzanine Loan (see "Note 3 - Investments in Lodging Property, net" to the accompanying Condensed Consolidated Financial Statements).

•Cash provided by financing activities. The decrease in cash provided by financing activities for the three months ended March 31, 2023 was primarily the result of contributions by our GIC Joint Venture partner and net borrowings to complete the NCI Transaction in the first quarter of 2022.

Critical Accounting Policies

For critical accounting policies, see "Note 2 - Basis of Presentation and Significant Accounting Policies" to the accompanying Condensed Consolidated Financial Statements.

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

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified SOFR as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The transition from LIBOR to SOFR or another benchmark interest rate may result in a different calculation of our variable interest rates that are currently indexed to LIBOR. Our 2018 Senior Credit Facility, 2018 Term Loan and GIC Joint Venture Credit Facility and GIC Joint Venture Term Loans have each been amended to transition from LIBOR to SOFR. As of March 31, 2023, we have two remaining outstanding loans that are indexed to LIBOR.

    At March 31, 2023, we were party to six interest rate derivative agreements pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

Contract date	Effective Date	Expiration Date	Average Annual Effective Fixed Rate	Notional Amount
June 11, 2018	September 28, 2018	September 30, 2024	2.86%	$75,000
June 11, 2018	December 31, 2018	December 31, 2025	2.92%	125,000
July 26, 2022	January 31, 2023	January 31, 2027	2.60%	100,000
July 26, 2022	January 31, 2023	January 31, 2029	2.56%	100,000
March 24, 2023	July 1, 2023	January 13, 2026	3.35%	100,000
March 24, 2023	July 1, 2023	January 13, 2026	3.35%	100,000
				$600,000

At March 31, 2023, after giving effect to our interest rate derivative agreements, $757.8 million, or 51.3%, of our consolidated debt had fixed interest rates and $719.6 million, or 48.7%, had variable interest rates.

Our variable rate debt increased $90.0 million compared to the same period of the prior year, due in part to $47.0 million of new variable rate debt obtained in the Brickell transaction, and the defeasance of $88.4 million of fixed rate debt (funded with available cash and line of credit borrowings) during the third and fourth quarters of 2022.

At December 31, 2022, after giving effect to our interest rate derivative agreements, $758.4 million, or 51.8%, of our debt had fixed interest rates and $704.7 million, or 48.2%, had variable interest rates. Taking into consideration our existing interest rate swaps an increase or decrease in interest rates of 1.0% would decrease or increase, respectively, our cash flows by approximately $7.2 million per year. See "Note 7 - Derivative Financial Instruments and Hedging" to the accompanying Condensed Consolidated Financial Statements for additional information.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. As of March 31, 2023, we have scheduled debt principal amortization payments during the next twelve months totaling $2.2 million when taking into consideration extension options available to us.

On March 24, 2023, subsidiaries of the GIC Joint Venture that are the borrowers under the GIC Joint Venture Term Loan entered into two $100.0 million interest rate swaps to fix one-month term SOFR until January 2026. The interest rate swaps have an effective date of July 1, 2023 and a termination date of January 13, 2026. Pursuant to the interest rate swaps, we will pay a fixed rate of 3.354% and receive the one-month term SOFR floating rate index.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management team evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Item 1A.                                                Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: May 3, 2023	By:	/s/ William H. Conkling
William H. Conkling Executive Vice President and Chief Financial Officer (principal financial officer)