Form 10-Q
period 2023-06-30
Summit Hotel Properties, Inc.
filed 2023-08-02
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of July 21, 2023, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 107,576,738.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investments in lodging property, net	$2,856,006	$2,841,856
Assets held for sale, net	1,650	29,166
Cash and cash equivalents	58,456	51,255
Restricted cash	11,953	10,553
Right-of-use assets, net	35,624	35,023
Trade receivables, net	22,112	21,015
Prepaid expenses and other	15,641	8,378
Deferred charges, net	7,079	7,074
Other assets	25,166	17,950
Total assets	$3,033,687	$3,022,270

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,450,854	$1,451,796
Lease liabilities, net	26,383	25,484
Accounts payable	5,479	5,517
Accrued expenses and other	88,776	81,304
Total liabilities	1,571,492	1,564,101
Commitments and contingencies (Note 11)
Redeemable non-controlling interests	50,219	50,219
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.25% Series E - 6,400,000 shares issued and outstanding at June 30, 2023 and December 31, 2022 (aggregate liquidation preference of $160,861 at June 30, 2023 and December 31, 2022, respectively)	64	64
5.875% Series F - 4,000,000 shares issued and outstanding at June 30, 2023 and December 31, 2022 (aggregate liquidation preference of $100,506 at June 30, 2023 and December 31, 2022, respectively)	40	40
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 107,569,738 and 106,901,576 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,076	1,069
Additional paid-in capital	1,234,947	1,232,302
Accumulated other comprehensive income	18,007	14,538
Accumulated deficit and distributions in excess of retained earnings	(304,888)	(288,200)
Total stockholders’ equity	949,246	959,813
Non-controlling interests	462,730	448,137
Total equity	1,411,976	1,407,950
Total liabilities, redeemable non-controlling interests and equity	$3,033,687	$3,022,270

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Room	$174,181	$166,804	$337,270	$295,614
Food and beverage	10,269	7,664	20,899	13,326
Other	10,043	8,780	18,707	16,177
Total revenues	194,493	183,248	376,876	325,117

Expenses:
Room	38,788	35,783	74,697	64,193
Food and beverage	8,040	6,013	15,995	10,127
Other lodging property operating expenses	57,829	53,711	113,954	99,988
Property taxes, insurance and other	14,215	13,525	28,939	26,663
Management fees	4,992	5,042	9,797	8,837
Depreciation and amortization	37,510	38,058	74,418	74,332
Corporate general and administrative	9,100	8,074	17,099	17,211
Transaction costs	260	681	266	681
Recoveries of credit losses	—	(250)	(250)	(250)
Total expenses	170,734	160,637	334,915	301,782
(Loss) gain on disposal of assets, net	(320)	20,484	(320)	20,484
Operating income	23,439	43,095	41,641	43,819

Other income (expense):
Interest expense	(22,248)	(15,118)	(43,157)	(28,557)
Interest and other income, net	490	1,773	755	3,515
Total other expense, net	(21,758)	(13,345)	(42,402)	(25,042)
Income (loss) from continuing operations before income taxes	1,681	29,750	(761)	18,777
Income tax expense (Note 13)	(791)	(6,437)	(319)	(4,437)
Net income (loss)	890	23,313	(1,080)	14,340
Loss (income) attributable to non-controlling interests	2,982	(10,748)	4,351	(9,629)
Net income attributable to Summit Hotel Properties, Inc. before preferred dividends and distributions	3,872	12,565	3,271	4,711
Distributions to and accretion of redeemable non-controlling interests	(657)	(653)	(1,314)	(1,208)
Preferred dividends	(3,968)	(3,968)	(7,938)	(7,938)
Net (loss) income attributable to common stockholders	$(753)	$7,944	$(5,981)	$(4,435)

(Loss) income per share:
Basic	$(0.01)	$0.08	$(0.06)	$(0.04)
Diluted	$(0.01)	$0.07	$(0.06)	$(0.04)
Weighted-average common shares outstanding:
Basic	105,562	105,199	105,438	105,049
Diluted	105,562	121,352	105,438	105,049
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$890	$23,313	$(1,080)	$14,340
Other comprehensive income, net of tax:
Changes in fair value of derivative financial instruments	10,973	4,896	6,585	17,009
Comprehensive income	11,863	28,209	5,505	31,349
Comprehensive (income) loss attributable to non-controlling interests	(254)	(9,741)	1,235	(9,999)
Comprehensive income attributable to Summit Hotel Properties, Inc.	11,609	18,468	6,740	21,350
Distributions to and accretion of redeemable non-controlling interests	(657)	(653)	(1,314)	(1,208)
Preferred dividends	(3,968)	(3,968)	(7,938)	(7,938)
Comprehensive income (loss) attributable to common stockholders	$6,984	$13,847	$(2,512)	$12,204

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Three Months Ended June 30, 2023 and 2022
(Unaudited)
(In thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at March 31, 2023	$50,219	10,400,000	$104	107,469,863	$1,075	$1,232,457	$10,270	$(297,687)	$946,219	$446,428	$1,392,647
Adjustment of redeemable non-controlling interests to redemption value	657	—	—	—	—	—	—	(657)	(657)	—	(657)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	20,532	20,532
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(6,448)	(6,448)	(958)	(7,406)
Preferred dividends and distributions	(657)	—	—	—	—	—	—	(3,968)	(3,968)	(161)	(4,129)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(3,365)	(3,365)
Equity-based compensation	—	—	—	112,572	1	2,577	—	—	2,578	—	2,578
Shares of common stock acquired for employee withholding requirements	—	—	—	(12,697)	—	(87)	—	—	(87)	—	(87)
Other comprehensive income	—	—	—	—	—	—	7,737	—	7,737	3,236	10,973
Net income (loss)	—	—	—	—	—	—	—	3,872	3,872	(2,982)	890
Balance at June 30,2023	$50,219	10,400,000	$104	107,569,738	$1,076	$1,234,947	$18,007	$(304,888)	$949,246	$462,730	$1,411,976

Balance at March 31, 2022	$50,220	10,400,000	$104	106,960,863	$1,069	$1,230,094	$(4,903)	$(275,018)	$951,346	$520,049	$1,471,395
Adjustment of redeemable non-controlling interests to redemption value	655	—	—	—	—	—	—	(655)	(655)	—	(655)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	7,317	7,317
Common dividends and distributions	—	—	—	—	—	—	—	(83)	(83)	—	(83)
Preferred dividends and distributions	(652)	—	—	—	—	—	—	(3,968)	(3,968)	(83)	(4,051)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(66,633)	(66,633)
Equity-based compensation	—	—	—	193,948	2	2,140	—	—	2,142	—	2,142
Shares of common stock acquired for employee withholding requirements	—	—	—	(260,800)	(2)	(2,453)	—	—	(2,455)	—	(2,455)
Other	—	—	—	—	—	(121)	—	—	(121)	—	(121)
Other comprehensive income (loss)	—	—	—	—	—	—	5,903	—	5,903	(1,007)	4,896
Net income	—	—	—	—	—	—	—	12,565	12,565	10,748	23,313
Balance at June 30, 2022	$50,223	10,400,000	$104	106,894,011	$1,069	$1,229,660	$1,000	$(267,159)	$964,674	$470,391	$1,435,065

 See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)
(In thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2022	$50,219	10,400,000	$104	106,901,576	$1,069	$1,232,302	$14,538	$(288,200)	$959,813	$448,137	$1,407,950
Adjustment of redeemable non-controlling interests to redemption value	1,314	—	—	—	—	—	—	(1,314)	(1,314)	—	(1,314)
Sale of non-controlling interests in joint venture	—	—	—	—	—	—	—	—	—	1,353	1,353
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	20,532	20,532
Common dividends and distributions	—	—	—	—	—	—	—	(10,707)	(10,707)	(1,597)	(12,304)
Preferred dividends and distributions	(1,314)	—	—	—	—	—	—	(7,938)	(7,938)	(161)	(8,099)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(4,155)	(4,155)
Equity-based compensation	—	—	—	848,942	8	4,038	—	—	4,046	—	4,046
Shares of common stock acquired for employee withholding requirements	—	—	—	(180,780)	(1)	(1,369)	—	—	(1,370)	—	(1,370)
Other	—	—	—	—	—	(24)	—	—	(24)	(144)	(168)
Other comprehensive income	—	—	—	—	—	—	3,469	—	3,469	3,116	6,585
Net income (loss)	—	—	—	—	—	—	—	3,271	3,271	(4,351)	(1,080)
Balance at June 30,2023	$50,219	10,400,000	$104	107,569,738	$1,076	$1,234,947	$18,007	$(304,888)	$949,246	$462,730	$1,411,976

Balance at December 31, 2021	$—	10,400,000	$104	106,337,724	$1,063	$1,225,184	$(15,639)	$(262,639)	$948,073	$159,119	$1,107,192
Redeemable non-controlling interests in operating partnership issued for the acquisition of a portfolio of lodging properties	50,000	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable non-controlling interests to redemption value	1,210	—	—	—	—	—	—	(1,210)	(1,210)	—	(1,210)
Non-controlling interests in operating partnership issued for the acquisition of a portfolio of lodging properties	—	—	—	—	—	—	—	—	—	157,513	157,513
Sale of non-controlling interests in joint venture	—	—	—	—	—	—	—	—	—	674	674
Contributions by non-controlling interest in joint venture	—	—	—	—	—	1,218	—	—	1,218	209,802	211,020
Common dividends and distributions	—	—	—	—	—	—	—	(83)	(83)	—	(83)
Preferred dividends and distributions	(987)	—	—	—	—	—	—	(7,938)	(7,938)	(83)	(8,021)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(66,633)	(66,633)
Equity-based compensation	—	—	—	817,087	8	5,832	—	—	5,840	—	5,840
Shares of common stock acquired for employee withholding requirements	—	—	—	(260,800)	(2)	(2,453)	—	—	(2,455)	—	(2,455)
Other	—	—	—	—	—	(121)	—	—	(121)	—	(121)
Other comprehensive income	—	—	—	—	—	—	16,639	—	16,639	370	17,009
Net income	—	—	—	—	—	—	—	4,711	4,711	9,629	14,340
Balance at June 30, 2022	$50,223	10,400,000	$104	106,894,011	$1,069	$1,229,660	$1,000	$(267,159)	$964,674	$470,391	$1,435,065

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc. Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net (loss) income	$(1,080)	$14,340
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	74,418	74,332
Amortization of debt issuance costs	2,785	2,825
Recoveries of credit losses	(250)	(250)
Equity-based compensation	4,046	5,840
Loss (gain) on disposal of assets, net	320	(20,484)
Non-cash interest income	(288)	(113)
Transaction costs	328	—
Other	513	42
Changes in operating assets and liabilities:
Trade receivables, net	(1,097)	(7,261)
Prepaid expenses and other	3,855	(7,882)
Accounts payable	(150)	(175)
Accrued expenses and other	(4,346)	25,689
NET CASH PROVIDED BY OPERATING ACTIVITIES	79,054	86,903
INVESTING ACTIVITIES
Acquisitions of lodging properties	(42,813)	(281,074)
Improvements to lodging properties	(42,889)	(25,281)
Proceeds from asset dispositions, net	27,632	73,758
Funding of real estate loans	(2,917)	(2,167)
Repayments of real estate loans	257	—
NET CASH USED IN INVESTING ACTIVITIES	(60,730)	(234,764)
FINANCING ACTIVITIES
Proceeds from borrowing on revolving line of credit	55,000	466,500
Repayments of line of credit borrowings	(50,000)	—
Principal payments on debt	(1,187)	(392,939)
Proceeds from the sale of non-controlling interests	1,353	674
Financing fees, debt transactions costs and other issuance costs	(8,036)	(2,935)
Common dividends and distributions paid	(12,247)	—
Preferred dividends and distributions paid	(9,413)	(9,308)
Proceeds from contributions by non-controlling interests in joint venture	20,332	204,073
Distributions to joint venture partners	(4,155)	(66,633)
Repurchase of shares of common stock for withholding requirements	(1,370)	(2,455)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(9,723)	196,977
Net change in cash, cash equivalents and restricted cash	8,601	49,116
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	61,808	96,944
End of period	$70,409	$146,060

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONSOLIDATED BALANCE SHEET TO THE AMOUNTS SHOWN IN THE STATEMENT OF CASH FLOWS ABOVE:
Cash and cash equivalents	58,456	109,999
Restricted cash	11,953	36,061
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$70,409	$146,060
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

We primarily focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. At June 30, 2023, our portfolio consisted of 101 lodging properties with a total of 15,034 guestrooms located in 24 states. As of June 30, 2023, we own 100% of the outstanding equity interests in 57 of our 101 lodging properties. We own a 51% controlling interest in 41 lodging properties through a joint venture that was formed in July 2019 with GIC (the “GIC Joint Venture”), Singapore’s sovereign wealth fund. We also own 90% equity interests in two separate joint ventures (the "Brickell Joint Venture" and the "Onera Joint Venture"). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

As of June 30, 2023, 86% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 90% were located within the top 100 MSAs and over 98% of our guestrooms operated under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”), and InterContinental® Hotels Group (“IHG”).

Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At June 30, 2023, we owned, directly and indirectly, approximately 87% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding Series E and Series F preferred units of limited partnership interest. NewcrestImage Holdings, LLC owns all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units (liquidation preference $25 per unit) of the Operating Partnership ("Series Z Preferred Units"), which was issued as part of the NCI Transaction (described below in "Note 3 - Investments in Lodging Property, net"). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as "Preferred Units."

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

We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. To qualify as a REIT, we cannot operate or manage our lodging properties. Accordingly, all of our lodging properties are leased to our taxable REIT subsidiaries (“TRS Lessees”) and managed by professional third-party management companies.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenues and expenses in the reporting period. Actual results could differ from those estimates. As interim statements, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and six months ended June 30, 2023 may not be indicative of the results that may be expected for the full year of 2023. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

The accompanying Condensed Consolidated Financial Statements consolidate the accounts of all entities in which we have a controlling financial interest, as well as variable interest entities, if any, for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements.

We evaluate joint venture partnerships to determine if they should be consolidated based on whether the partners exercise joint control. For a joint venture where we exercise primary control and we also own a majority of the equity interests, we consolidate the joint venture partnership. We have consolidated the accounts of all of our joint venture partnerships in our accompanying Condensed Consolidated Financial Statements.

Real Estate Development Loans

We selectively provide mezzanine financing to developers where we also have the opportunity to acquire the lodging property at or after the completion of the development project. We classify mezzanine financing loans as Investments in lodging property, net or Investments in real estate loans, net based on the terms of the mezzanine financing loan agreements and criteria for classifying an arrangement as a loan or an investment in real estate under Accounting Standards Codification ("ASC") No. 310, Receivables. At June 30, 2023, we have one mezzanine financing loan that we have classified in Investments in lodging property, net on our Condensed Consolidated Balance Sheet.

Trade Receivables and Current Estimate of Credit Losses

Financial assets (or a group of financial assets) such as real estate development loans and other notes receivable are measured at amortized cost and presented at the net amount expected to be collected in accordance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). We record an allowance for credit losses as a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We routinely evaluate our real estate development loans, notes receivable and interest receivable for collectability. Probable losses on loans are recognized in a valuation account that is deducted from the amortized cost basis of the loans and recorded as a provision for credit losses in our condensed Consolidated Statements of Operations. When we place a loan on non-accrual status, we suspend the recognition of interest income until cash interest payments are received. Generally, we return loans to accrual status when all delinquent interest becomes current, and collectability is reasonably assured. We do not measure an allowance for credit losses for accrued interest receivable. Accrued interest receivable is written-off to bad debt expense when collection is not reasonably assured.

We grant credit to qualified guests, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables also include credit and debit card transactions that are in the process of being settled. Trade receivables are stated at the amount billed to the guest and do not accrue interest. We regularly review the collectability of our trade receivables. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.1 million at June 30, 2023 and December 31, 2022. Bad debt expense was $0.1 million for the three months ended June 30, 2023 and 2022, and $0.2 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively.

Purchase Option

When we provide mezzanine financing to a developer, we will generally receive a purchase option to acquire a majority interest in the property upon completion of construction. For purchase options with fixed exercise prices at inception, we record the purchase options at their estimated fair values on the transaction date in accordance with ASC No. 820, Fair Value Measurement, under a closed-form model such as the Black-Scholes model or a binomial lattice model such as the Monte Carlo simulation model. Purchase options received in connection with a mezzanine financing loan are recorded as a discount on the note receivable or a contra-asset, depending on the classification of the financial instrument, and amortized over the term of the mezzanine financing loan using the straight-line method, which approximates the interest method, as non-cash interest income on our Condensed Consolidated Statements of Operations. We elected to account for purchase options using the measurement alternative, which is cost less impairment, if any. If the fair value of the financial instrument can be determined from observable transactions for identical or similar investments of the same issuer, then we will record the financial instrument at fair value and adjust the carrying amount for changes in fair value in each period.

Exchange or Modification of Debt

We consider modifications or exchanges of debt as extinguishments in accordance with ASC No. 470, Debt, with gains or losses recognized in current earnings if the terms of the new debt and original instrument are substantially different. If the original and new debt instruments are substantially different, the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss. Under an exchange or modification accounted for as a debt extinguishment, fees paid to the lenders are included in the gain or loss on extinguishment of debt. Costs incurred with third parties, such as legal fees, directly related to the exchange or modification are capitalized as deferred financing costs and amortized over the initial term of the new debt. Previously deferred fees and costs for existing debt are included in the calculation of gain or loss. Under an exchange or modification not accounted for as a debt extinguishment, fees paid to the lenders are reflected as additional debt discount and amortized as non-cash interest expense over the remaining initial term of the exchanged or modified debt. Furthermore, costs incurred with third parties, such as legal fees, directly related to the exchange or modification are expensed as incurred. Additionally, previously deferred fees and costs are amortized as non-cash interest expense over the remaining initial term of the exchanged or modified debt.

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

Earnings Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. We apply the two-class method of computing EPS, which requires the calculation of separate EPS amounts for participating securities. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. Any anti-dilutive securities are excluded from the basic per-share calculation.

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

Reclassifications

A portfolio of two lodging properties with an aggregate carrying amount of approximately $49.9 million that were classified as Assets Held for Sale at December 31, 2022 have been reclassified to Investments in Lodging Property, net as the proposed sale of the properties was terminated during the three months ended June 30, 2023.

NOTE 3 - INVESTMENTS IN LODGING PROPERTY, NET

Investments in Lodging Property, net

Investments in lodging property, net is as follows (in thousands):

	June 30, 2023	December 31, 2022
Lodging buildings and improvements	$2,872,197	$2,815,993
Land	385,751	373,106
Furniture, fixtures and equipment	264,264	252,842
Construction in progress	63,950	64,159
Intangible assets	39,954	39,954
Real estate development loan, net	2,249	—
	3,628,365	3,546,054
Less accumulated depreciation and amortization	(772,359)	(704,198)
	$2,856,006	$2,841,856

Depreciation and amortization expense related to our lodging properties was $37.4 million and $37.9 million for the three months ended June 30, 2023 and 2022, respectively, and $74.1 million, and $74.0 million for the six months ended June 30, 2023 and 2022, respectively.

Real Estate Development Loans

Onera Mezzanine Financing Loan

In January 2023, we entered into an agreement with affiliates of Onera Opportunity Fund I, LP ("Onera") to provide a mezzanine financing loan to fund up to $4.6 million (the "Onera Mezzanine Loan") for the development of a glamping property. The Onera Mezzanine Loan is secured by a second mortgage on the property and is subordinate to the senior lender for the development project. The loan matures 24 months from the closing date of the transaction and may be extended for an additional 12 months at the borrower's option. Additionally, we issued a $3.0 million letter of credit to the senior lender of the project as additional support for Onera's construction loan. We also have an option to purchase 90% of the equity of the entity that owns the development property upon completion of construction or upon the one-year anniversary of such completion at a pre-determined price (the "Onera Purchase Option"). The development is expected to be completed in the second half of 2024. As of June 30, 2023, we funded $2.9 million of our total $4.6 million commitment under the mezzanine financing loan. The balance of the Onera Mezzanine Loan is recorded net of the unamortized discount related to the carrying amount of the Onera Purchase Option of $0.7 million at June 30, 2023, and is classified as Investments in lodging property, net in our Condensed Consolidated Balance Sheets at June 30, 2023.

We recorded the Onera Purchase Option related to the Onera Mezzanine Loan at its estimated fair value of $0.9 million on the transaction date using the Black-Scholes model in Other assets and as a contra-asset to Investments in lodging property, net. The recorded amount of the Onera Purchase Option is being amortized over the term of the Onera Mezzanine Loan using the straight-line method, which approximates the interest method, as non-cash interest income. For the three months ended June 30, 2023, and six months ended June 30, 2023, we amortized $0.1 million and $0.2 million, respectively, of the carrying amount of the Onera Purchase Option as non-cash interest income.

Our estimate of the fair value of the Onera Purchase Option under the Black-Scholes model requires judgment and estimates primarily related to the volatility of our stock price and expected levels of future dividends on our common stock. Although our estimate contemplates current and expected future conditions, as applicable, it is reasonably possible that actual conditions could materially differ from our expectations.

Brickell Mezzanine Financing Loan

During the year ended December 31, 2019, we executed a mezzanine financing loan to a developer, as amended (the "Brickell Mezzanine Loan"), to fund up to $29.9 million for a mixed-use development project that included the AC Hotel by Marriott and Element Miami Brickell Hotel in Miami, FL (together the "AC/Element Hotel"), retail space, and parking. We exercised our option to purchase a 90% interest in the AC/Element Hotel (the “Initial Purchase Option”) that was granted in connection with the Brickell Mezzanine Loan in the second quarter of 2022, which resulted in payment in full of the Brickell Mezzanine Loan. We also have the right to purchase the remaining interest in the property five years after the completion of construction. The Brickell Mezzanine Loan was classified as Investments in lodging property, net in our Condensed Consolidated Balance Sheets.

We recorded the Brickell Purchase Option at its estimated fair value of $2.8 million on the transaction date using the Black-Scholes model in Other assets and as a contra-asset to Investment in lodging property, net. The contra-asset was amortized as a component of non-cash interest income over the term of the Brickell Mezzanine Loan, using the straight-line method, which approximates the interest method. For the six months ended June 30, 2022, we amortized $0.1 million of the carrying amount of the Brickell Purchase Option as non-cash interest income.

Lodging Property Acquisitions

Acquisition of Residence Inn by Marriott - Scottsdale, AZ

On June 1, 2023, the GIC Joint Venture acquired the Residence Inn by Marriott located in Scottsdale, AZ containing 120 guestrooms for a purchase price of approximately $29.0 million. GIC made a capital contribution of $13.7 million, or 49% of the purchase price, to the GIC Joint Venture, and the Operating Partnership made a capital contribution of $14.3 million, or 51% of the purchase price, to the GIC Joint Venture to fund the purchase price. The Operating Partnership made its capital contribution to the GIC Joint Venture with available cash on hand and borrowings on our revolving line of credit.

Acquisition of Nordic Lodge - Steamboat Springs, CO

On June 23, 2023, the GIC Joint Venture acquired the Nordic Lodge located in Steamboat Springs, CO containing 47 guestrooms for a purchase price of approximately $13.7 million. GIC made a capital contribution of $6.7 million, or 49% of the purchase price, to the GIC Joint Venture and the Operating Partnership made a capital contribution of $7.0 million, or 51% of the purchase price, to the GIC Joint Venture to fund the purchase price. The Operating Partnership made its capital contribution to the GIC Joint Venture with available cash on hand and borrowings on our revolving line of credit.

Brickell Transaction

On June 10, 2022, we formed the Brickell Joint Venture (see "Note 9 - Non-controlling Interests and Redeemable Non-controlling Interests") to facilitate the exercise of our Initial Purchase Option to acquire a 90% equity interest in the AC/Element Hotel. The exercise price of the Initial Purchase Option was $89.0 million and was primarily funded with the conversion of the mezzanine financing loan of $29.9 million and $7.9 million in cash. The acquisition of the AC/Element Hotel was recorded as an asset acquisition.

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

We valued the Common Units and Series Z Preferred Units at fair market value on the closing dates of the NCI Transaction, which resulted in the recording of the issued Common Units and Series Z Preferred Units at $157.5 million and $50.0 million, respectively. The Common Units were recorded at the closing prices of our common stock on the closing dates since the Common Units are redeemable for shares of our common stock on a 1:1 basis. We estimated the fair value of the Series Z Preferred Units based on the features and stated dividend coupon of the Series Z Preferred Units relative to similar securities with more readily determinable market values. We recorded the Series Z Preferred Units at their redemption value of $50.0 million, which approximates fair value on the closing dates.

The GIC Joint Venture assumed $335.2 million of debt in connection with the NCI Transaction and immediately repaid $328.7 million of the assumed debt on the closing date using proceeds from borrowings on the GIC Joint Venture Term Loan (as described in "Note 5 - Debt"). We recorded debt assumed in connection with the NCI Transaction at its face amount, which approximated fair market value on the closing date.

Incentives and other intangibles include tax incentives totaling approximately $19.8 million associated with certain of the acquired properties and are being amortized over a weighted-average amortization period of approximately 9.1 years, which is the period that we expect to meet the requirements to receive payment of the tax incentives. Other intangible assets totaling approximately $3.9 million are related to key money associated with certain of the lodging properties acquired in the NCI Transaction and are being amortized over a weighted-average amortization period of approximately 19.7 years, which was the remaining key money contract period with the franchisor.

A summary of the lodging properties acquired during the six months ended June 30, 2023 and 2022 is as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Guestrooms	Purchase Price
2023 Acquisitions:
June 1, 2023	Residence Inn by Marriott	Scottsdale, AZ	120	$29,000
June 23, 2023	Nordic Lodge	Steamboat Springs, CO	47	13,700
			167	$42,700

2022 Acquisitions:
January 13, 2022	Portfolio of properties - twenty-six lodging properties and two parking garages (1)	Various	3,533	$766,000
March 23, 2022	Canopy Hotel by Hilton (1)	New Orleans, LA	176	56,000
June 10, 2022	AC/Element Hotel (2)	Miami, FL	264	80,100
			3,973	$902,100

(1)    On January 13, 2022, we acquired a portfolio of twenty-six lodging properties and two parking garages for an aggregate purchase price of $766.0 million. The lodging properties acquired included 21 hotels and two parking garages in Texas, two hotels in Louisiana and three hotels in Oklahoma under the following brands: Marriott (13), Hilton (7), Hyatt (4), and IHG (2). On March 23, 2022, we acquired the Canopy Hotel by Hilton in New Orleans upon completion of its construction for a purchase price of $56.0 million.

(2) We acquired a 90% equity interest in the AC/Element Hotel for $80.1 million based on the exercise price of the Initial Purchase Option of $89.0 million. The transaction included the assumption of $47.0 million of debt resulting in a net consideration payment requirement of $42.0 million. We paid 90% of the required net consideration with the conversion of our $29.9 million mezzanine financing loan into equity and a cash payment of $7.9 million. The carrying amount of our Initial Purchase Option of $2.8 million is also included in the total amount allocated to the assets acquired. The Brickell Joint Venture partner’s non-controlling interest of $6.9 million represents 10% of the fair value of the net assets on the transaction date, determined by a third-party valuation expert based on discounted forecasted future cash flows of the net assets acquired. We also incurred $0.6 million of transaction costs. The result is a total amount allocated to the assets acquired of $95.1 million plus an intangible asset totaling $2.0 million related to the assumption of the franchises for the hotel properties and a related key money liability.

All of the acquisitions completed during the six months ended June 30, 2023 and 2022 were recorded as asset acquisitions. As such, we allocated the aggregate purchase price paid for each transaction to the net assets acquired based on their relative fair values. In determining relative fair values, we made significant estimates regarding replacement costs for the buildings and furniture, fixtures and equipment, and judgments related to certain market assumptions. Acquisition costs related to the transactions have been capitalized as part of the recorded amounts of the acquired net assets.

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Land	$12,257	$67,175
Lodging buildings and improvements	29,225	751,720
Furniture, fixtures and equipment	1,331	82,353
Incentives and other intangibles	—	25,642
Other assets	—	5,318
Total assets acquired (1)	42,813	932,208
Less debt assumed	—	(382,205)
Less lease liabilities assumed	—	(5,441)
Less other liabilities	—	(5,892)
Net assets acquired	$42,813	$538,670

(1)    Total assets acquired during the six months ended June 30, 2023 is based on an aggregate purchase price of $42.7 million plus transaction costs of $0.1 million.
Total assets acquired during the six months ended June 30, 2022 is based on an aggregate purchase price of $902.1 million adjusted for the following items:
•NCI Transaction: interest swap breakage fees and debt defeasance costs of $3.5 million, a reduction to the value of the Common Units issued on the closing date of $2.5 million, plus transaction costs of $3.0 million, and intangible assets totaling $9.1 million acquired outside of escrow, and
•Brickell Transaction: Brickell Joint Venture partner’s non-controlling interest of $6.9 million; Brickell Joint Venture partner’s non-controlling interest share of the debt assumed as part of the transaction of $4.7 million, the assumption of intangible assets totaling $2.0 million, the carrying amount of our Initial Purchase Option of $2.9 million, and transactions costs of $0.6 million.

Lodging Property Sales

Sale of a Portfolio of Four Lodging Properties

On May 19, 2023, we completed the sale of four lodging properties (the "Sale Portfolio") for an aggregate gross selling price of $28.1 million as follows:

Franchise/Brand	Location	Guestrooms
Hilton Garden Inn	Minneapolis (Eden Prairie), MN	97
Holiday Inn Express & Suites	Minneapolis (Minnetonka), MN	93
Hyatt Place	Chicago (Hoffman Estates), IL	126
Hyatt Place	Chicago (Lombard/Oak Brook), IL	151
		467

At December 31, 2022, we classified the Sale Portfolio as Assets Held for Sale and recorded a write-down of $2.9 million to reduce the carrying amount of the net assets to the selling price less estimated costs to sell. As such, the net selling proceeds approximated the net carrying amount of the Sale Portfolio at closing.

Sale of the Hilton Garden Inn San Francisco North

In May 2022, the GIC Joint Venture completed the sale of a 169-guestroom Hilton Garden Inn San Francisco Airport North in San Francisco, CA for a gross selling price of $75.0 million. The sale of this property resulted in a net gain of $20.5 million to the GIC Joint Venture during the six months ended June 30, 2022.

Intangible Assets

Intangible assets, net is as follows (in thousands):

	June 30, 2023	December 31, 2022
Indefinite-lived intangible assets:
Air rights	$10,754	$10,754
Other	80	80
	10,834	10,834
Finite-lived intangible assets:
Tax incentives	19,750	19,750
Key money	9,370	9,370
	29,120	29,120
Intangible assets	39,954	39,954
Less accumulated amortization	(7,188)	(5,110)
Intangible assets, net	$32,766	$34,844

We recorded amortization expense related to intangible assets of approximately $1.0 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively, and $2.1 million and $2.0 million for the six months ended June 30, 2023 and 2022, respectively.

Future amortization expense related to intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amount
2023	$2,078
2024	4,157
2025	1,595
2026	1,595
2027	1,540
Thereafter	10,967
$21,932

Assets Held for Sale

Assets Held for Sale was as follows at June 30, 2023 and December 31, 2022:

	Net Carrying Amount
	June 30, 2023	December 31, 2022
Under Contract for Sale:
Portfolio of four lodging properties	$—	$27,516
Parcel of undeveloped land - San Antonio, TX	1,225	1,225
Parcel of undeveloped land - Flagstaff, AZ	425	—
	1,650	28,741
Marketed for Sale:
Parcel of undeveloped land - Flagstaff, AZ	—	425
	$1,650	$29,166

Both parcels of undeveloped land included in Assets Held for Sale at June 30, 2023 are currently under contract to sell and are expected to close in the first quarter of 2024.

NOTE 4 — REAL ESTATE LOANS, NET

Investment in real estate loans, net is as follows (in thousands):

	June 30, 2023	December 31, 2022
Real estate loan	$1,000	$1,250
Allowance for credit losses	(1,000)	(1,250)
	$—	$—

On June 29, 2018, we sold two hotels for an aggregate selling price of $24.9 million. We provided seller financing totaling $3.6 million on the sale of these properties under two, 3.5-year second mortgage notes with a blended interest rate of 7.38% that were further collateralized by a personal guarantee from the principal of the borrower. During the year ended December 31, 2020, we recorded an allowance for credit losses in an amount equal to the outstanding principal balance of the loans due to a borrower default caused by the negative effects of the COVID-19 pandemic. On June 1, 2021, we amended the terms and extended the maturity dates of each loan to December 31, 2022. Under the modified loan terms, interest accrues monthly at a rate of 9.00% per annum, including 5.00% payable in cash and 4.00% paid-in-kind. On September 15, 2022, we received a $0.6 million payment to repay one of the two loans in full. We also extended the maturity date of the remaining loan to December 31, 2023. During the year ended December 31, 2022, the remaining loan and underlying collateral were transferred to the control of the estate of the principal borrower. The outstanding principal balance of the remaining seller-financing loan continues to be fully reserved pending repayment by the borrower's estate. In April 2023, we received a scheduled principal payment of $0.3 million on the loan from the borrower's estate.

The seller-financing loan, net is included in Prepaid expenses and other in our Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022.

NOTE 5 - DEBT

Debt, net of debt issuance costs, is as follows (in thousands):

	June 30, 2023	December 31, 2022
Revolving debt	$145,000	$140,000
Term loans	910,000	910,000
Convertible notes	287,500	287,500
Mortgage loans	124,436	125,624
	1,466,936	1,463,124
Unamortized debt issuance costs	(16,082)	(11,328)
Debt, net of debt issuance costs	$1,450,854	$1,451,796

The weighted-average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 5.52% at June 30, 2023 and 5.04% at December 31, 2022. There are currently no defaults under any of the Company's loan agreements.

We have entered into interest rate swaps to fix the interest rates on a portion of our variable interest rate indebtedness. In March 2023, subsidiaries of the GIC Joint Venture that are the borrowers under the GIC Joint Venture Term Loan entered into two $100.0 million interest rate swaps to fix one-month term SOFR until January 2026. The interest rate swaps became effective on July 1, 2023 and have a termination date of January 13, 2026. See "Note 7 - Derivative Financial Instruments and Hedging" to the Condensed Consolidated Financial Statements for additional information.

Our total fixed-rate and variable-rate debt, after consideration of our interest rate derivative agreements that are currently effective, is as follows (in thousands):

	June 30, 2023	Percentage	December 31, 2022	Percentage
Fixed-rate debt (1)	$757,378	52%	$758,433	52%
Variable-rate debt	709,558	48%	704,691	48%
	$1,466,936		$1,463,124

(1) At June 30, 2023, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 65% of our total pro rata indebtedness when taking into consideration interest rate swaps entered into during the six months ended June 30, 2023. At July 21, 2023, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 74% of our total pro rata indebtedness when taking into consideration interest rate swaps, including those which became effective on July 1, 2023.

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Convertible notes	$287,500	$245,616	$287,500	$247,126	Level 1 - Market approach
Mortgage loans	69,878	60,539	70,933	61,447	Level 2 - Market approach
	$357,378	$306,155	$358,433	$308,573

Detailed information about our gross debt at June 30, 2023 and December 31, 2022 is as follows (dollars in thousands):

				Principal Balance Outstanding
Lender	Interest Rate	Maturity Date	Number of Encumbered Properties	June 30, 2023	December 31, 2022
OPERATING PARTNERSHIP DEBT:
2018 Senior Credit Facility
Bank of America, N.A.
$400 Million Revolver (1)(2)	7.15% Variable	June 21, 2027	n/a	$20,000	$15,000
$200 Million Term Loan (1)(2)	7.10% Variable	June 21, 2026	n/a	200,000	200,000
Total Senior Credit and Term Loan Facility				220,000	215,000

Term Loans
KeyBank National Association Term Loan (1)	7.04% Variable	February 14, 2025	n/a	225,000	225,000

Convertible Notes	1.50% Fixed	February 15, 2026	n/a	287,500	287,500

Secured Mortgage Indebtedness
MetaBank	4.44% Fixed	July 1, 2027	3	43,215	43,917
Bank of the Cascades (3)	7.14% Variable	December 19, 2024	1	7,558	7,691
	4.30% Fixed	December 19, 2024		7,558	7,691
Total Mortgage Loans			4	58,331	59,299
				790,831	786,799

JOINT VENTURE DEBT:
Brickell Joint Venture Mortgage Loan
City National Bank of Florida	8.22% Variable	June 30, 2025	2	47,000	47,000

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver (4)	7.34% Variable	October 8, 2023	n/a	125,000	125,000
$75 Million Term Loan (4)	7.29% Variable	October 8, 2023	n/a	75,000	75,000
Bank of America, N.A. (5)	7.95% Variable	January 13, 2026	n/a	410,000	410,000
Wells Fargo	4.99% Fixed	June 6, 2028	1	12,909	13,032
PACE loan	6.10% Fixed	July 31, 2040	1	6,196	6,293
Total GIC Joint Venture Credit Facility and Term Loans			2	629,105	629,325
Total Joint Venture Debt			4	$676,105	$676,325
Total Debt			8	$1,466,936	$1,463,124

(1) The 2018 Senior Credit Facility and Term Loans are supported by a borrowing base of 53 unencumbered hotel properties and a pledge of the equity securities of the entities that own and operate the 53 unencumbered hotels.
(2) The maturity dates for the $400 million Revolver and the $200 Million Term Loan each individually can be extended to June 21, 2028 at the Company’s option, subject to certain conditions.
(3) The Bank of Cascades mortgage loan is comprised of two promissory notes that are secured by the same collateral and have cross-default provisions.
(4) The $125 Million Revolver and the $75 Million Term Loan are secured by pledges of the equity in the entities and affiliated entities that own 11 lodging properties. Each individually can be extended for a single consecutive twelve-month period through October 2024 at the option of the GIC Joint Venture, subject to certain conditions.
(5) The GIC Joint Venture's $410 million term loan with Bank of America, N.A. is secured by pledges of the equity in the entities and affiliated entities that own 27 lodging properties.

2018 Senior Credit Facility

On December 6, 2018, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $600.0 million senior credit facility (the “2018 Senior Credit Facility”) with a syndicate of lenders. The 2018 Senior Credit Facility is comprised of a $400.0 million revolver (the "$400 Million Revolver") and a $200.0 million term loan facility (the “$200 Million Term Loan”). The 2018 Senior Credit Facility has a $50.0 million sub-limit for the issuance of letters of credit and an accordion feature which allows the Company to increase the total commitments by an aggregate of up to $300.0 million, subject to certain conditions. On July 21, 2022, the interest rate on the 2018 Senior Credit Facility was transitioned from LIBOR to the Secured Overnight Financing Rate (“SOFR”).

At June 30, 2023, our $200 million Term Loan was fully funded, and our $400 Million Revolver had $20.0 million in outstanding borrowings. Borrowings under the 2018 Senior Credit Facility are limited by the value of the Unencumbered Assets, detailed below.

Amendment to the 2018 Senior Credit Facility

In June 2023, the Company entered into an amendment to the 2018 Senior Credit Facility (the “Credit Facility Amendment”). The Credit Facility Amendment extends the maturity date of the $400 million Revolver to June 2027, which may be extended by the Company for up to two consecutive six-month periods, subject to certain conditions. The Credit Facility Amendment extends the maturity date of the $200 million Term Loan to June 2026, which may be extended by the Company for up to two consecutive twelve-month periods, subject to certain conditions.

The interest rate on the $400 million Revolver is based on the higher of the following:

i.    a pricing grid ranging from 140 basis points to 240 basis points plus Adjusted Daily SOFR or Adjusted Term SOFR, depending on the Company's leverage ratio (as defined in the loan documents); and

ii.    a pricing grid ranging from 40 basis points to 140 basis points over the Base Rate, depending on the Company's leverage ratio (as defined in the loan documents).

The interest rate on the $200 million Term Loan pursuant to the Credit Facility Amendment is based on the higher of the following:

i.    a pricing grid ranging from 135 basis points to 235 basis points plus Adjusted Daily SOFR or Adjusted Term SOFR, depending on the Company's leverage ratio (as defined in the loan documents); and

ii.    a pricing grid ranging from 35 basis points to 135 basis points over the Base Rate, depending on the Company's leverage ratio (as defined in the loan documents).

Term SOFR will be available for one, three and six-month interest periods. The Base Rate is a fluctuating rate of interest per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced by Bank of America as its “prime rate,” (c) SOFR published on such day on the Federal Reserve Bank of New York’s website (or any successor source) plus 1.00% and (d) 1.00%. For purposes of the 2018 Senior Credit Facility, SOFR is subject to a floor of zero basis points.

We are also required to pay an unused fee (“Unused Fee”) on the undrawn portion of the $400 million Revolver. The Unused Fee shall be calculated on a daily basis on the unused amount of the $400 million Revolver multiplied by (i) 0.25% per annum in the event that Revolver usage is greater than 50%, and (ii) 0.20% per annum in the event that Revolver usage is equal to or less than 50%. The Unused Fee is payable quarterly in arrears and on the final maturity date of the $400 million Revolver.

The Credit Facility Amendment requires the borrower and certain subsidiaries to pledge to the secured parties all of the equity interests in the entities that own all 53 properties included in the unencumbered asset pool supporting the facility (“Unencumbered Properties”), as well as the equity interests in the TRS Lessees related to such Unencumbered Properties until the borrower meets certain conditions for their release.

2018 Term Loan

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $225.0 million term loan (the “2018 Term Loan”), as amended, with a syndicate of lenders listed in the loan documents, which is fully drawn as of June 30, 2023. The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the amended and extended maturity date of February 14, 2025, subject to certain conditions.

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

Financial and Other Covenants. We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2018 Term Loan. At June 30, 2023, we were in compliance with all financial covenants.

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

Convertible Senior Notes and Capped Call Options

On January 7, 2021, we entered into an underwriting agreement (the “Convertible Notes Offering”) pursuant to which the Company agreed to offer and sell $287.5 million aggregate principal amount of 1.50% convertible senior notes due in 2026 (the “Convertible Notes"). The net proceeds from the Convertible Notes Offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company (including net proceeds from the full exercise by the underwriters of their over-allotment option to purchase additional Convertible Notes), were approximately $280.0 million before consideration of the Capped Call Transactions (as described below). These proceeds were used to pay the cost of the Capped Call Transactions and to partially repay outstanding obligations under the 2018 Senior Credit Facility and another term loan.

The Convertible Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The Convertible Notes will mature on February 15, 2026 (the “Maturity Date”), unless earlier converted, purchased, or redeemed. Prior to August 15, 2025, the Convertible Notes will be convertible only upon certain circumstances and during certain periods. On or after August 15, 2025 and through the Maturity Date, holders may convert any of their Convertible Notes into shares of the Company’s common stock, at the applicable conversion rate, unless the Convertible Notes have been previously purchased or redeemed by the Company. The Company recorded coupon interest expense of $1.1 million for each of the three months ended June 30, 2023 and 2022 and $2.2 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively. The Company incurred debt issuance costs related to the Convertible Notes Offering of $7.6 million of which $0.4 million was amortized for each of the three months ended June 30, 2023 and 2022 and $0.7 million was amortized for each of the six months ended June 30, 2023 and 2022. Including the amortization of the debt issuance costs, the effective interest rate on the Convertible Notes was approximately 2.00% for the three and six months ended June 30, 2023 and 2022. The unamortized discount related to the Convertible Notes was $3.9 million and $4.7 million at June 30, 2023 and December 31, 2022, respectively.

The initial conversion rate of the Convertible Notes is 83.4028 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $11.99 per share of common stock based on the 37.5% base conversion premium on the reference price of $8.72 per share. In no event will the conversion rate exceed 114.6788 shares of common stock per $1,000 principal amount of Convertible Notes, subject to certain adjustments defined in the Convertible Notes Offering. Commensurate with the declaration of dividends on our common stock and Common Units on April 27, 2023, the conversion rate of the Convertible Notes was adjusted to 85.3563 shares of common stock per $1,000 principal amount of Convertible Notes.

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

The effective strike price of the Capped Call Transactions was initially $15.26, which represented a premium of 75.0% over the last reported sale price of our common stock on the New York Stock Exchange on January 7, 2021 and is subject to certain adjustments under the terms of the Capped Call transactions. The current strike price is $14.91 due to the adjustments related to the dividends paid during the six months ended June 30, 2023 and the year ended December 31, 2022.

Mortgage Loans

At June 30, 2023 and December 31, 2022, we had mortgage loans totaling $124.4 million and $125.6 million, respectively, that are secured primarily by first mortgage liens on eight lodging properties.

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

Commercial Mortgage-backed Securities Mortgage Loans

In August 2022 and December 2022, we entered into agreements to fully defease four commercial mortgage-backed securities ("CMBS") mortgage loans that were outstanding at June 30, 2022. The aggregate outstanding balances of the loans at the defeasance dates totaled $87.3 million. The loans were defeased by placing into trust an amount sufficient to cover future principal and interest payments. The defeasance resulted in the 11 lodging properties that collateralized the CMBS mortgage loans becoming unencumbered.

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

The GIC Joint Venture Credit Facility is comprised of a $125.0 million revolving credit facility (the “$125 Million Revolver”) and a $75.0 million term loan (the “$75 Million Term Loan”). The GIC Joint Venture Credit Facility has an accordion feature which allows us to increase the total commitments by up to $300.0 million, for aggregate potential borrowings of up to $500.0 million. At June 30, 2023, we had $125.0 million outstanding under the $125 Million Revolver.

The $125 Million Revolver and the $75 Million Term Loan will mature on October 8, 2023. Each individually can be extended for a one twelve-month period at the option of the GIC Joint Venture, subject to certain conditions.

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

The GIC Joint Venture Term Loan provides for a $410.0 million term loan and has an accordion feature which permits an increase in the total commitments by up to $190.0 million, for aggregate potential borrowings of up to $600.0 million. The GIC Joint Venture Term Loan will mature on January 13, 2026 and can be extended for one twelve-month period at the option of the GIC Joint Venture, subject to certain conditions.

As of June 30, 2023, we had $410.0 million outstanding on the GIC Joint Venture Term Loan bearing interest at a floating rate of SOFR plus 2.75%.

The GIC Joint Venture Term Loan is secured primarily by a first priority pledge of the Term Loan Borrower's equity interests in the subsidiaries that hold a direct or indirect interest in the 27 lodging properties and two parking facilities purchased in the NCI Transaction that constitute borrowing base assets. The GIC Joint Venture Term Loan contains terms, conditions, and covenants for typical for similar credit facilities.

PACE Loan

As part of the NCI Transaction, a subsidiary of the GIC Joint Venture assumed a Property Assessed Clean Energy ("PACE") loan of approximately $6.5 million. The loan bears fixed interest at 6.10%, has an amortization period of 20 years, and matures on July 31, 2040. The PACE loan is secured by an assessment lien imposed by the County of Tarrant, TX for the benefit of the lender. As of June 30, 2023, we had $6.2 million outstanding on the PACE loan.

Brickell Mortgage Loan

In June 2022, the Company entered into a joint venture (the "Brickell Joint Venture") with C-F Brickell, LLC, a Delaware limited liability company ("C-F Brickell") that was the developer of the AC/Element Hotel, to facilitate the exercise of the Initial Purchase Option to acquire a 90% equity interest in the Brickell Joint Venture, which owned a 100% interest in the AC/Element Hotel. On June 10, 2022, the Brickell Joint Venture entered into a $47.0 million mortgage loan and non-recourse guaranty with City National Bank of Florida (the "City National Bank Loan") to finance the AC/Element Hotel. The City National Bank Loan provided for an interest rate equal to one-month LIBOR plus 300 basis points through June 30, 2023. Effective July 1, 2023, the interest rate for the City National Bank Loan was converted to one-month SOFR plus 300 basis points.

Payment terms include an interest-only period through June 30, 2024 and the loan will amortize based on a 25-year schedule from July 1, 2024 through the maturity date of June 30, 2025. The City National Bank Loan is prepayable at any time without penalty.

Financial Guarantee

During the six months ended June 30, 2023, we issued a $3.0 million letter of credit to the senior lender of a glamping project for which we provided the Onera Mezzanine Loan as additional support on behalf of the developer. We recorded the non-contingent portion of financial guarantee as a liability of $0.2 million on the transaction date, which is the premium receivable for the guarantee payable to us by the borrower. The liability is being amortized using the straight-line method into interest income over the term of the letter of credit and is recorded in Accrued expenses and other in our Condensed Consolidated Balance Sheet at June 30, 2023.

Currently, payment under the contingent portion of the guarantee is not probable nor reasonably estimable. Therefore, no liability for the contingent portion of the guarantee is recorded at June 30, 2023.

Property and Casualty Insurance Premium Financing

During the six months ended June 30, 2023, we financed our property and casualty insurance premium totaling $10.9 million through our insurance broker. The financing arrangement requires monthly payments of $1.0 million over an 11-month period at an annual financing rate of 4.89%. The outstanding principal amount of the financing may be prepaid at any time prior to the end of the financing period. The balance of the financing is $6.0 million at June 30, 2023 and is recorded in Accrued expenses and other in our Condensed Consolidated Balance Sheet.

NOTE 6 - LEASES

The Company has operating leases related to the land under certain lodging properties, conference centers, parking spaces, automobiles, our corporate office, and other miscellaneous office equipment. These leases have remaining terms of one year to 75.1 years, some of which include options to extend the leases for additional years. The exercise of lease renewal options is at our sole discretion. As of June 30, 2023 and December 31, 2022, the weighted-average operating lease term was approximately 32.3 years and 34.0, respectively. Certain leases also include options to purchase the leased property. As of June 30, 2023 and December 31, 2022, our weighted-average incremental borrowing rate for leases was 4.8%.

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business. In addition, we lease certain owned real estate to third parties. We recorded gross third-party tenant income of $0.7 million and $0.6 million during the three months ended June 30, 2023 and 2022, respectively, and $1.4 million and $1.1 million during the six months ended June 30, 2023 and 2022, respectively, which were recorded in Interest income and other, net in our Condensed Consolidated Statement of Operations.

During the three months ended June 30, 2023 and 2022, the Company's total operating lease cost was $1.1 million and $1.0 million, respectively, and the operating cash payments on operating leases were $1.0 million and $0.9 million, respectively. During the six months ended June 30, 2023 and 2022, the Company's total operating lease cost was $2.3 million and $1.9 million, respectively, and the operating cash payments on operating leases were $2.0 million and $1.8 million, respectively.

Operating lease maturities as of June 30, 2023 are as follows (in thousands):

For the Year Ending December 31,	Amount
2023	$1,154
2024	2,264
2025	2,285
2026	2,239
2027	2,282
Thereafter	37,956
Total lease payments (1)	48,180
Less: Imputed interest	(21,797)
Total	$26,383

(1)Certain payments above include future increases to the minimum fixed rent based on the Consumer Price Index in effect at the initial measurement of the lease balances.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at June 30, 2023 and December 31, 2022 is as follows (dollars in thousands):

					Notional Amount			Fair Value
Contract date	Effective Date		Expiration Date	Average Annual Effective Fixed Rate	June 30, 2023	December 31, 2022		June 30, 2023	December 31, 2022
October 2, 2017	January 29, 2018		January 31, 2023	1.96%	$—	$100,000		$—	$208
October 2, 2017	January 29, 2018		January 31, 2023	1.98%	—	100,000		—	210
June 11, 2018	September 28, 2018		September 30, 2024	2.86%	75,000	75,000		2,163	2,219
June 11, 2018	December 31, 2018		December 31, 2025	2.92%	125,000	125,000		4,907	4,211
July 26, 2022	January 31, 2023		January 31, 2027	2.60%	100,000	100,000	(1)	4,999	4,366
July 26, 2022	January 31, 2023		January 31, 2029	2.56%	100,000	100,000	(1)	6,066	5,627
March 24, 2023	July 1, 2023	(2)	January 13, 2026	3.35%	100,000	—		2,654	—
March 24, 2023	July 1, 2023	(2)	January 13, 2026	3.35%	100,000	—		2,637	—
					$600,000	$600,000		$23,426	$16,841

(1) At December 31, 2022, we had interest rate swaps that were in effect with a notional amount totaling $400 million. On July 26, 2022, we executed two additional interest rate swaps with a notional amount totaling $200 million that become effective on January 31, 2023 upon the expiration of two interest rate swaps entered into on October 2, 2017 with a notional amount totaling $200 million.

(2)    At July 21, 2023, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 74% of our total pro rata indebtedness when taking into consideration interest rate swaps, including those which became effective on July 1, 2023.

At June 30, 2023 and December 31, 2022, we had $400.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value. We have $200.0 million in interest rate swaps that became effective on July 1, 2023 increasing the current total notional amount of interest rate swaps to $600.0 million. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date.

On March 24, 2023, subsidiaries of the GIC Joint Venture that are the borrowers under the GIC Joint Venture Term Loan entered into two $100.0 million interest rate swaps to fix one-month term SOFR until January 2026. The interest rate swaps became effective on July 1, 2023 and have a termination date of January 13, 2026. Pursuant to the interest rate swaps, we will pay a fixed rate of 3.354% and receive the one-month term SOFR floating rate index.

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At June 30, 2023 and December 31, 2022, our interest rate swaps were in an asset position. Derivative assets related to our interest rate swaps are recorded in Other assets in our Condensed Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Other comprehensive income and are reclassified as Interest expense in our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings. In the next twelve months, we estimate that $13.7 million will be reclassified from Other comprehensive income and recorded as a decrease to interest expense.

We characterize the realized and unrealized gain or loss related to derivative financial instruments designated as cash flow hedges as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gain recognized in Accumulated other comprehensive loss on derivative financial instruments	$13,286	$3,211	$10,846	$13,024
Gain (loss) reclassified from Accumulated other comprehensive loss to Interest expense	$2,313	$(1,685)	$4,261	$(3,985)
Total interest expense and other finance expense presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$22,248	$15,118	$43,157	$28,557

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

Changes in Common Stock during the six months ended June 30, 2023 and 2022 were as follows:

	For the Six Months Ended June 30,
	2023	2022
Beginning shares of Common Stock outstanding	106,901,576	106,337,724
Grants under the Equity Plan	875,055	735,371
Annual grants to independent directors	113,141	84,889
Performance share and other forfeitures	(139,254)	(3,173)
Shares retained for employee tax withholding requirements	(180,780)	(260,800)
Ending shares of Common Stock outstanding	107,569,738	106,894,011

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

The Company's outstanding shares of preferred stock (collectively, “Preferred Shares”) rank senior to our Common Stock and on parity with each other with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Preferred Shares do not have maturity dates and are not subject to mandatory redemption or sinking fund requirements. The Series E Preferred Stock is redeemable by the Company at its election. The Company may not redeem the Series F Preferred Stock prior to August 12, 2026, except in limited circumstances relating to the Company’s continuing qualification as a REIT or in connection with certain changes in control. When redeemable, the Company may, at its option, redeem the applicable Preferred Shares, in whole or from time to time in part, by payment of $25 per share, plus any accumulated, accrued and unpaid distributions up to, but not including the date of redemption. If the Company does not exercise its rights to redeem the Preferred Shares upon certain changes in control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s Common Stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series E Preferred Stock is 3.1686 shares of Common Stock and each share of Series F Preferred Stock is 5.875 shares of Common Stock, all subject to certain adjustments.

The Company pays dividends at an annual rate of $1.5625 for each Series E Preferred Stock and $1.46875 for each share of Series F Preferred Stock. Dividend payments are made quarterly in arrears on or about the last day of February, May, August, and November of each year.

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

At both June 30, 2023 and December 31, 2022, NewcrestImage and other unaffiliated third parties collectively owned 15,976,807 Common Units, which represents approximately 13% of the outstanding Common Units.

We classify outstanding Common Units held by unaffiliated third parties as non-controlling interests, a component of equity in our Condensed Consolidated Balance Sheets. The portion of net income (loss) allocated to these Common Units is included on the Company’s Condensed Consolidated Statements of Operations as Net income (loss) attributable to non-controlling interests.

Non-controlling Interests in Consolidated Joint Ventures

At June 30, 2023, the Company is a partner with a majority equity interest in three joint ventures as described below. We classify the non-controlling interests in our joint ventures as a component of equity in the Company’s Condensed Consolidated Balance Sheets. The portion of net income (loss) allocated to these non-controlling interests is included on the Company’s Condensed Consolidated Statements of Operations as Net income (loss) attributable to non-controlling interests.

GIC Joint Venture

In July 2019, the Company entered into the GIC Joint Venture to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the GIC Joint Venture and has historically and in the future intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the GIC Joint Venture and has the potential to earn incentive fees based on the GIC Joint Venture achieving certain return thresholds. As of June 30, 2023, the GIC Joint Venture owns 41 lodging properties containing 5,581 guestrooms in nine states.

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

Onera Joint Venture

In October 2022, the Company entered into a joint venture with Onera (the "Onera Joint Venture"), developers of alternative accommodation properties, with the acquisition of a 90% equity interest in the Onera Joint Venture for $5.2 million in cash, plus additional contingent consideration limited to a maximum of $1.8 million, payable to the seller based on performance of the property for the twelve-month period ending July 31, 2023 (the "Contingency Period"). The maximum contingent consideration is based on our equity interest of 90% times a maximum potential increase in the purchase price of the acquired property of $2.0 million. The Onera Joint Venture owns a 100% fee simple interest in real property and improvements located in Fredericksburg, Texas (the "Onera Property") consisting of 11 glamping lodging units and a 6.4-acre parcel of undeveloped land that will be developed as phase two of the lodging site. The Company serves as the managing member of the Onera Joint Venture.

As of June 30, 2023, the Onera Property had exceeded the performance threshold related to the maximum contingent consideration such that we are required to pay Onera $1.8 million at the end of the Contingency Period. As such, we have accrued the $1.8 million payment as Other Liabilities and increased the carrying amount of the Onera property included in Investments in Lodging Property, net by $2.0 million at June 30, 2023. The difference of $0.2 million is recorded as non-controlling interest at June 30, 2023 and relates to Onera's 10% interest in the Onera Joint Venture.

Redeemable Non-controlling Interests

In connection with the NCI Transaction, Summit Hotel GP, LLC, a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership, on its own behalf as general partner of the Operating Partnership and on behalf of the limited partners of the Operating Partnership, on January 13, 2022, entered into the Tenth Amendment (the “Tenth Amendment”) to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, to provide for the issuance of up to 2,000,000 Series Z Preferred Units. The Series Z Preferred Units rank on a parity with the Operating Partnership’s Series E and Series F Preferred Units and holders will receive quarterly distributions at a rate of 5.250% per year. From issuance until the tenth anniversary of their issuance, the Series Z Preferred Units will be redeemable at the holder’s request at any time, or in connection with a change of control of the Company, for, at the Company’s election, cash or shares of the Company’s 5.250% Series Z Cumulative Perpetual Preferred Stock (which will be designated and authorized following notice of redemption by holder of the Series Z Preferred Units) on a one-for-one basis. After the fifth anniversary of their issuance, the Company may redeem the Series Z Preferred Units for cash at a redemption amount of $25 per unit. For a 90-day period immediately following both the tenth and the eleventh anniversaries of their issuance or in connection with a change of control of the Company, the Series Z Preferred Units will be redeemable at the holder’s request for cash at a redemption amount of $25 per unit. On January 13, 2022 and March 23, 2022, in connection with the NCI Transaction, the Operating Partnership issued an aggregate of 2,000,000 Series Z Preferred Units as partial consideration for the purchase. At June 30, 2023, the redeemable Series Z Preferred Units issued in connection with the NCI Transaction are recorded as temporary equity and reflected as Redeemable non-controlling interests on our Consolidated Condensed Balance Sheet.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at June 30, 2023 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$23,426	$—	$23,426
Purchase option related to real estate loans (Onera Purchase Option)	—	—	931	931

	Fair Value Measurements at December 31, 2022 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$16,841	$—	$16,841
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
(1)The first option exercise date is the date used for estimating the fair value of the purchase option. The Onera Purchase Option is exercisable when the lodging development is fully constructed and open for business and expires one year from the date that it is initially exercisable.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Franchise Agreements

All of our lodging properties (with the exception of the Onera Joint Venture property and recently acquired Nordic Lodge property) operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 20 years with various extension provisions. Each franchisor receives franchise fees ranging from 2% to 6% of each lodging property’s gross revenue, and some agreements require that we pay marketing fees of up to 4% of gross revenue. In addition, some of these franchise agreements require that we deposit a percentage of the hotel property’s gross revenue, generally not more than 5%, into a reserve fund for capital expenditures. We also pay fees to our franchisors for services related to reservation and information systems. We expensed fees related to our franchise agreements of $14.0 million and $12.9 million for the three months ended June 30, 2023 and 2022, respectively, and $27.1 million and $23.0 million for the six months ended June 30, 2023 and 2022, respectively.

Management Agreements

Our lodging properties operate pursuant to management agreements with various professional third-party management companies. The terms of our management agreements range from month-to-month to twenty-five years with various extension provisions. Each management company receives a base management fee, which is a percentage of total lodging property revenues. In some cases, there are also monthly fees for certain services, such as accounting and shared services, based on the number of guestrooms. Generally, there are also incentive fees based on attaining certain financial thresholds. Management fee expenses were $5.0 million and $5.0 million for the three months ended June 30, 2023 and 2022, respectively, and $9.7 million and $8.8 million for the six months ended June 30, 2023 and 2022, respectively.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business. There are currently no pending legal actions that we believe would have a material effect on our financial position or results of operations.

NOTE 12 - EQUITY-BASED COMPENSATION

Our currently outstanding equity-based awards were issued under the Summit Hotel Properties, Inc. 2011 Equity Incentive Plan, as amended and restated effective May 13, 2021 (the "Equity Plan"), which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based awards or incentive awards. Stock options granted may be either incentive stock options or non-qualified stock options. Vesting terms may vary with each grant. At June 30, 2023, we only have outstanding restricted stock awards. All of our outstanding equity-based awards are classified as equity awards.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock award activity under our Equity Plan for the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2022	654,804	$9.85	$4,728
Granted	449,148	7.71
Vested	(225,539)	8.46
Forfeited	(2,061)	8.50
Non-vested at June 30, 2023	876,352	$8.79	$5,705

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

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under the Equity Plan for the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2022	1,006,974	$11.76	$7,270
Granted	425,907	10.08
Vested	(239,416)	9.38
Forfeited	(137,193)	9.38
Non-vested at June 30, 2023	1,056,272	$11.93	$6,876

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

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate general and administrative expenses in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Time-based restricted stock	$847	$651	$1,538	$1,645
Performance-based restricted stock	976	721	1,753	3,393
Director stock	755	770	755	802
	$2,578	$2,142	$4,046	$5,840

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

Additionally, during the six months ended June 30, 2022, we granted a new member of our Board of Directors 3,234 shares of fully vested shares of our Common Stock at $9.94 per share.

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $12.7 million at June 30, 2023 and will be recorded as follows (in thousands):

	Total	2023	2024	2025	2026
Time-based restricted stock	$5,865	$1,714	$2,582	$1,358	$211
Performance-based restricted stock	6,804	1,974	2,914	1,654	262
	$12,669	$3,688	$5,496	$3,012	$473

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

We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. Certain of our TRS Lessees have incurred operating losses and are in a three-year cumulative loss measured on a rolling twelve quarter basis. A cumulative loss is significant negative evidence that the realizability of our deferred tax assets at June 30, 2023 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all our deferred tax assets at June 30, 2023.

The Company recorded an income tax expense of $0.8 million and $6.4 million and for the three months ended June 30, 2023 and 2022, respectively, $0.3 million and $4.4 million for the six months ended June 30, 2023 and 2022, respectively.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. In general, we are not subject to tax examinations by tax authorities for years before 2018. In the normal course of business, we are subject to examination by federal, state, and local jurisdictions where applicable. We had no unrecognized tax benefits at June 30, 2023. We expect no significant increase or decrease in unrecognized tax benefits due to changes in tax positions within the next year.

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

Below is a summary of the components used to calculate basic earnings per share (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income attributable to common stockholders	$(753)	$7,944	$(5,981)	$(4,435)
Less:
Dividends paid on additional performance shares earned	—	83	—	83
Income attributable to non-controlling interest in Operating Partnership	—	(1,715)	—	—
Loss attributable to participating securities	—	1,310	—	—
Net (loss) income attributable to common stockholders for diluted earnings per share	$(753)	$8,266	$(5,981)	$(4,518)
Denominator:
Weighted average common shares outstanding - basic	105,562	105,199	105,438	105,049
Add:
Dilutive effect of equity-based compensation awards	—	164	—	—
Dilutive effect of Common Units of Operating Partnership	—	15,989	—	—
Weighted average common shares outstanding, diluted	105,562	121,352	105,438	105,049
Net (loss) income per share - basic	$(0.01)	$0.08	$(0.06)	$(0.04)
Net (loss) income per share - diluted	$(0.01)	$0.07	$(0.06)	$(0.04)

Due to the net loss attributable to common stockholders for basic earnings per share for the three months ended June 30, 2023, and the six months ended June 30, 2023 and 2022, equity shares computed under the treasury stock method, and the dilutive effect of the conversion of common units of the Operating partnership have been excluded from the number of shares used in calculating diluted loss per share as their inclusion would be antidilutive. The effect of the conversion of the convertible stock has been excluded from the numerator and denominator of diluted loss per share for all periods presented as its inclusion would be antidilutive.

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash consists of certain funds maintained in escrow for property taxes, insurance, and certain capital expenditures. Funds may be disbursed from the account upon proof of expenditures and approval from the lender or other party requiring the restricted cash reserves.

Supplemental cash flow information for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended June 30,
	2023	2022

Cash payments for interest	$38,250	$23,395
Insurance premium financing	$10,877	$—
Accrued acquisitions and improvements to lodging properties	$8,820	$7,581
Increase in carrying amount of lodging property related to contingent consideration	$2,000	$—
Cash payments for income taxes, net of refunds	$1,925	$2,268
Accrued and unpaid dividends	$58	$—
Debt assumed to complete acquisition of properties	$—	$382,205
Assumption of leases and other assets and liabilities in connection with the acquisition of a portfolio of properties	$—	$9,206
Conversion of a mezzanine financing loan to complete acquisition of lodging properties	$—	$29,875
Exercise of purchase option to complete acquisition of lodging properties	$—	$2,800
Non-controlling interests in joint venture issued to complete acquisition of lodging properties	$—	$6,922
Non-controlling interests in operating partnership issued to complete acquisition of a portfolio of properties	$—	$157,513
Redeemable non-controlling interests in operating partnership issued to complete acquisition of a portfolio of properties	$—	$50,000

NOTE 16 - SUBSEQUENT EVENTS

Dividends

On July 27, 2023, our Board of Directors declared quarterly cash dividends and distributions of $0.06 per share on our Common Stock and per Common Unit of the Operating Partnership and cash dividends of $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock and $0.3671875 per share of 5.875% Series F Cumulative Redeemable Preferred Stock. The Board of Directors also declared on behalf of the Operating Partnership, a cash distribution of $0.328125 per share of the Operating Partnership's unregistered 5.25% Series Z Cumulative Perpetual Preferred Units. The dividends and distributions are payable on August 31, 2023 to holders of record as of August 17, 2023.

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
•our ability to recover fully under third-party indemnities or our existing insurance policies for insurable losses and our ability to maintain adequate or full replacement cost "all-risk" property;
•our ability to obtain insurance policies on our properties on commercially reasonable terms;
•the effect on our business or guest confidence of a data breach or significant disruption of property operator information technology networks as a result of cyber-attacks that are greater than insurance coverages or indemnities from service providers;
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

Overview

Summit Hotel Properties, Inc. is a self-managed lodging property investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. Our lodging properties are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership, Summit Hotel OP, LP (the “Operating Partnership”). Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At June 30, 2023, we owned, directly and indirectly, approximately 87% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding Series E and Series F preferred units of limited partnership interest. NewcrestImage Image Holdings, LLC owns all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units (liquidation preference $25 per unit) of the Operating Partnership ("Series Z Preferred Units"), which was issued as part of the NCI Transaction (described in "Note 3 - Investments in Lodging Property, net" to the Condensed Consolidated Financial Statements.). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as "Preferred Units."

At June 30, 2023, our portfolio consisted of 101 lodging properties with a total of 15,034 guestrooms located in 24 states. We own our lodging properties in fee simple, except for seven lodging properties which are subject to ground leases or subleases. As of June 30, 2023, we own 100% of the outstanding equity interests in 57 of our 101 lodging properties. We own a 51% controlling interest in 41 lodging properties through a joint venture that was formed in July 2019 with GIC (the “GIC Joint Venture”), Singapore’s sovereign wealth fund. We also own 90% equity interests in two separate joint ventures (the "Brickell Joint Venture" and the "Onera Joint Venture"). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

Our hotel properties primarily operate under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”) and InterContinental® Hotels Group (“IHG”). We own one glamping property that operates under the independent brand of Onera Escapes ("Onera"), and the Nordic Lodge that we acquired in June 2023, which is an independent property.

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

Management Company	Number of Properties	Number of Guestrooms
Affiliates of Aimbridge Hospitality, including Interstate Management Company, LLC	61	9,096
OTO Development, LLC	13	1,887
Stonebridge Realty Advisors, Inc. and affiliates	8	1,143
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	6	973
Crestline Hotels & Resorts, LLC	5	617
White Lodging Services Corporation	2	453
Hersha Hospitality Management	2	338
Concord Hospitality Enterprises	2	264
InterContinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Blink Data Services, LLC	1	11
Total	101	15,034

Our typical lodging property management agreement requires us to pay a base fee to our lodging property manager calculated as a percentage of lodging property revenues. In addition, our typical lodging property management agreements generally provide that the lodging property manager can earn an incentive fee for hotel-level Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") over certain thresholds of a required investment return to us. Our TRS Lessees may employ other lodging property managers in the future. We currently do not have any ownership or economic interest in any of the lodging property management companies engaged by our TRS Lessees. However, we have a purchase option to acquire a 10% to 15% equity interest in the entity that owns the Onera brand, which is an affiliate of Blink Data Services, LLC, if we reach certain investment thresholds in Onera-branded properties.

Our revenues are derived from lodging property operations and consist of room revenue, food and beverage revenue and other lodging property operations revenue. Revenues from our other lodging property operations consist of ancillary revenues related to meeting rooms and other guest services provided at certain of our lodging properties.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of lodging demand include changes in gross domestic product, corporate profits, capital investments, employment and more recently, travel-related health and safety restrictions and concerns. Volatility in the economy and risks arising from global and domestic political or economic conditions may cause slowing economic growth, which would have an adverse effect on lodging demand. The global and U.S. economies and the travel and lodging industries experienced a significant downturn as a result of the Pandemic during the years ended December 31, 2020 and 2021. During the year ended December 31, 2022 and the three and six months ended June 30, 2023, we experienced a significant recovery in lodging demand led by strong leisure travel and more recently, growth in business transient and group travel. Operating trends for the second quarter of 2023 have moderated from the prior year as robust leisure demand has normalized and business transient and group demand continue to recover at more modest growth rates.

Rising inflation has been pervasive since 2022, increasing the cost of salaries, wages, supplies, material, freight, and energy. Higher costs due to general business inflation were partially offset by lodging price increases, which offset the effect of inflation on our operating results. We expect relatively higher inflation to continue in 2023 resulting in higher costs. Consumers may be resistant to further lodging price increases to offset the continued high inflation, which could have an adverse effect on our consolidated financial condition and results of operations.

Effects of the Pandemic

Beginning in March 2020, we experienced the negative effects of the Pandemic, which had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline in all forms of travel, both domestic and international, and a significant decline in hotel demand. As such, we experienced a substantial decline in our revenues, profitability and cash flows from operations during the years ended December 31, 2020 and 2021. During the three and six months ended June 30, 2022 and thereafter, we experienced significant improvement in lodging demand led by strong leisure travel and more recently, growth in business transient and group travel. Continued growth in operating results is dependent upon a continuation in the recovery of travel, geopolitical stability, moderating inflation, a normalized labor market, and maintaining a high-quality portfolio aligned with evolving guest preferences.

Our Lodging Property Portfolio

According to current chain scales as defined by Smith Travel Research, Inc. ("STR"), as of June 30, 2023, six of our lodging properties with a total of 953 guestrooms are categorized as Upper-upscale hotels, 79 of our hotel properties with a total of 12,025 guestrooms are categorized as Upscale hotels and 14 of our lodging properties with a total of 1,998 guestrooms are categorized as Upper-midscale hotels. We have one lodging asset that is an 11-unit glamping property, and one that is a 47-unit independent lodging property. Lodging property information as of June 30, 2023 is as follows:

Franchise/Brand	Number of Lodging Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	17	3,049
Residence Inn by Marriott	16	2,256
AC Hotel by Marriott	6	1,026
SpringHill Suites by Marriott	7	983
TownePlace Suites	2	225
Marriott	1	165
Fairfield Inn & Suites by Marriott	1	140
Element by Marriott	1	108
Four Points by Sheraton	1	101
Total Marriott	52	8,053
Hilton
Hilton Garden Inn	8	1,194
Hampton Inn & Suites	8	1,162
Homewood Suites	3	369
Embassy Suites	2	346
Canopy Hotel	2	326
DoubleTree by Hilton	1	210
Total Hilton	24	3,607
Hyatt
Hyatt Place	15	2,142
Hyatt House	3	466
Total Hyatt	18	2,608
IHG
Holiday Inn Express & Suites	3	471
Staybridge Suites	1	121
Hotel Indigo	1	116
Total IHG	5	708
Independent
Nordic Lodge	1	47
Onera	1	11
Total Independent	2	58
Total	101	15,034

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

See "Note 3 - Investments in Lodging Property, net" of the Condensed Consolidated Financial Statements for further information related to lodging property acquisitions and dispositions.

Results of Operations

The comparisons that follow should be reviewed in conjunction with the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended June 30, 2023 with the Three Months Ended June 30, 2022

The following table contains key operating metrics for our total portfolio for the three months ended June 30, 2023 compared with the three months ended June 30, 2022 (dollars in thousands, except ADR and RevPAR).

	For the Three Months Ended June 30,				Quarter-over-Quarter		Quarter-over-Quarter
	2023		2022		Dollar Change		Percentage Change
	Total Portfolio (101 properties)	Same-Store Portfolio (95 properties)	Total Portfolio (102 properties)	Same-Store Portfolio (95 properties)	Total Portfolio (101/102 properties)	Same-Store Portfolio (95 properties)	Total Portfolio (101/102 properties)	Same-Store Portfolio (95 properties)
Revenues:
Room	$174,181	$166,464	$166,804	$160,692	$7,377	$5,772	4.4%	3.6%
Food and beverage	10,269	7,999	7,664	7,002	2,605	997	34.0%	14.2%
Other	10,043	9,382	8,780	8,530	1,263	852	14.4%	10.0%
Total	$194,493	$183,845	$183,248	$176,224	$11,245	$7,621	6.1%	4.3%

Expenses:
Room	$38,788	$36,571	$35,783	$34,117	$3,005	$2,454	8.4%	7.2%
Food and beverage	8,040	6,404	6,013	5,451	2,027	953	33.7%	17.5%
Other lodging property operating expenses	57,829	54,378	53,711	51,301	4,118	3,077	7.7%	6.0%
Total	$104,657	$97,353	$95,507	$90,869	$9,150	$6,484	9.6%	7.1%

Operational Statistics:
Occupancy	75.5%	75.7%	74.2%	74.7%	n/a	n/a	1.8%	1.3%
ADR	$167.64	$167.70	$162.68	$164.06	$4.96	$3.64	3.0%	2.2%
RevPAR	$126.51	$126.89	$120.64	$122.49	$5.87	$4.40	4.9%	3.6%

Changes from the three months ended June 30, 2023 compared with the three months ended June 30, 2022 were due to the following:

•Revenues and RevPAR. The increase in total revenues and RevPAR for our total portfolio during the second quarter of 2023 compared to the second quarter of 2022 was due to continued strength in leisure travel as well improving corporate and group demand resulting in steady improvement in both weekend and weekday results. We generated additional revenues during the second quarter of 2023 as a result of the acquisitions of the AC/Element Hotel upon completion of the Brickell Transaction in June 2022 (see "Note 3 - Investments in Lodging Property, net" to the Condensed Consolidated Financial Statements) in June 2022, the Onera property in January 2023, the Residence Inn - Scottsdale, AZ in June 2023, and the Nordic Lodge in June 2023 (collectively, the "Acquired Properties"). These revenue increases were partially offset by the sale of the Hilton Garden Inn San Francisco Airport North in May 2022 and the sale of a portfolio of four lodging properties in May 2023 (collectively, the "Sold Properties"). On a same store basis, the improvements in our business resulted in an increase of approximately 1.3% in occupancy and 2.2% in average daily rate in the second quarter of 2023, which resulted in a 3.6% increase in same-store RevPAR. For the total portfolio, we experienced an increase of approximately 1.8% in our occupancy and an increase of 3.0% in average daily rate in the second quarter of 2023 in comparison to the second quarter of 2022. This resulted in an increase in RevPAR of 4.9% over the same period in the prior year. See "Industry Trends and Outlook" for further information.

•Room Expenses. The increase in room expenses for both our total and the same-store portfolio is highly correlated to the increase in room revenues driven by increasing occupancy across our portfolio. Additional factors contributing to higher room expenses include increasing labor costs driven by higher wage rates and more costly contract labor needed to meet room demand. We also incurred additional operating expenses during the second quarter of 2023 as a result of the Acquired Properties.

•Food and beverage Revenues and Expenses. Total portfolio and same-store food and beverage revenues increased during the quarter ended June 30, 2023 as a result of an expanded food and beverage offering and an increase in occupancy across our portfolio during the period. In the first half of 2022, we were still offering limited food and beverage due to the effects of the Omicron variant of the COVID-19 virus. Additionally, total portfolio food and beverage revenues and expenses for three months ended June 30, 2023 include the Acquired Properties for the entire period. We acquired the Rosa Sky bar with the acquisition of the AC/Element Hotel in June 2022, which generated $1.6 million in revenues during the three months ended June 30, 2023.

The increases in food and beverage expenses for the total portfolio were generally consistent with the increases in food and beverage revenues as we have been able to increase food and beverage prices commensurate with the inflationary and other increases in food and beverage costs.

•Other lodging property operating Revenues and Expenses. The increase in other lodging property operating revenues for the total portfolio and same-store resulted from user fees related to increased occupancy and an increase in parking and resort fees. The increase in other lodging property operating expenses was attributable to increased marketing costs, labor costs, credit card commissions and other occupancy driven increases resulting primarily from increased occupancy as compared with the same period of the prior year.

The following table includes other consolidated income and expenses for the three months ended June 30, 2023 compared with the three months ended June 30, 2022 (dollars in thousands):

	For the Three Months Ended June 30,
	2023	2022	Dollar Change	Percentage Change
Property taxes, insurance and other	$14,215	$13,525	$690	5.1%
Management fees	4,992	5,042	(50)	(1.0)%
Depreciation and amortization	37,510	38,058	(548)	(1.4)%
Corporate general and administrative	9,100	8,074	1,026	12.7%
Transaction costs	260	681	(421)	(61.8)%
Recoveries of credit losses	—	(250)	250	nm1
Gain on disposal of assets, net	(320)	20,484	(20,804)	nm1
Interest expense	22,248	15,118	7,130	47.2%
Interest and other income, net	490	1,773	(1,283)	(72.4)%
Income tax expense	791	6,437	(5,646)	(87.7)%

¹ Not meaningful.

Changes from the three months ended June 30, 2023 compared with the three months ended June 30, 2022 were due to the following:

•Property Taxes, Insurance and Other. The increase in Property taxes, insurance and other is primarily due to an increase in franchise taxes and property and casualty insurance, which was renewed in the first quarter of 2023 and the addition of the Acquired Properties to our portfolio, partially offset by a reduction in property tax expense due to the disposition of the Sold Properties and successful appeal efforts to reduce property tax assessments.

•Management Fees. The decrease in Management fees during the current period is primarily due to the disposition of the Sold Properties in May of 2023, partially offset by the addition of the Acquired Properties to our portfolio.

•Depreciation and Amortization. The decrease in Depreciation and amortization is due to moving six hotels to Assets Held for Sale at December 2022, which resulted in the suspension of depreciation expense from January 2023 through May 2023, and the disposition of the Sold Properties. The decreases are partially offset by the additional depreciation expense related to the Acquired Properties.

•Corporate General and Administrative. The increase in Corporate general and administrative expenses is primarily due to increases in corporate headcount to support our growth which was partially driven by the completion of the NCI Transaction in the first quarter of 2022.

•Transaction Costs. Transaction costs for the three months ended June 30, 2023 primarily consists of the write-off of deferred financing costs related to the recast of our 2018 Senior Credit Facility (as defined in "Note 4 - Debt" to the Condensed Consolidated Financial Statements). Transaction costs for the three months ended June 30, 2022 primarily consists of expensed professional fees related to the NCI Transaction (See "Note 3 - Investments in Lodging Property, net" to the Condensed Consolidated Financial Statements).

•Interest Expense. Interest expense has increased during the three months ended June 30, 2023 due to higher base rates on our floating rate debt that is not hedged in comparison with the three months ended June 30, 2022 and the additional debt related to the Brickell Transaction which closed in June 2022.

•Interest and Other Income, net. The decrease in Interest income and other, net in the first quarter of 2023 compared to the same period in 2022 is primarily due to a decrease in interest income that was previously earned on a mezzanine financing loan related to the Brickell Transaction. This mezzanine financing loan was repaid on the closing of the Brickell Transaction in June 2022.

•Income Tax Expense. Income taxes in interim quarters are based on an estimated annual effective tax rate. The Company recorded a $0.8 million income tax expense during the three months ended June 30, 2023, which represents a decrease of $5.6 million when compared to the same period in the previous year. Seasonality in quarterly net income (loss), and changes in the forecasted earnings causes variability in income taxes recorded in each quarter.

Comparison of the Six Months Ended June 30, 2023 with the Six Months Ended June 30, 2022

The following table contains key operating metrics for our total portfolio for the six months ended June 30, 2023 compared with the six months ended June 30, 2022 (dollars in thousands, except ADR and RevPAR).

	For the Six Months Ended June 30,
	2023		2022		Dollar Change		Percentage Change
	Total Portfolio (101 properties)	Same-Store Portfolio (95 properties)	Total Portfolio (102 properties)	Same-Store Portfolio¹ (95 properties)	Total Portfolio (101/102 properties)	Same-Store Portfolio (95 properties)	Total Portfolio (101/102 properties)	Same-Store Portfolio (95 properties)
Revenues:
Room	$337,270	$319,875	$295,614	$289,229	$41,656	$30,646	14.1%	10.6%
Food and beverage	20,899	16,186	13,326	12,826	7,573	3,360	56.8%	26.2%
Other	18,707	17,344	16,177	16,030	2,530	1,314	15.6%	8.2%
Total	$376,876	$353,405	$325,117	$318,085	$51,759	$35,320	15.9%	11.1%

Expenses:
Room	$74,697	$70,087	$64,193	$62,152	$10,504	$7,935	16.4%	12.8%
Food and beverage	15,995	12,665	10,127	10,004	5,868	2,661	57.9%	26.6%
Other lodging property operating expenses	113,954	106,764	99,988	96,499	13,966	10,265	14.0%	10.6%
Total	$204,646	$189,516	$174,308	$168,655	$30,338	$20,861	17.4%	12.4%

Operational Statistics:
Occupancy	72.2%	72.4%	69.3%	69.6%	n/a	n/a	4.1%	4.2%
ADR	$169.55	$169.21	$158.22	$159.37	$11.33	$9.84	7.2%	6.2%
RevPAR	$122.34	$122.59	$109.64	$110.85	$12.70	$11.74	11.6%	10.6%

¹     Operating results for the same-store portfolio of 95 properties for the six months ended June 30, 2022 include the 26 hotel properties and two parking garages acquired in the first closing of the NCI Transaction on January 13, 2022 (the "First Closing Hotels") and exclude the acquisition of the Canopy New Orleans (the "Canopy"), which was acquired upon completion of construction in the second closing of the NCI Transaction on March 23, 2022. As such, the same-store operating results for the First Closing Hotels for the six months ended June 30, 2022 include the operating results related to the prior owner for the period from January 1, 2022 through the first closing date of the NCI Transaction of January 13, 2022 (the "Pre-Ownership Results"). Operating results for the total portfolio of 102 properties for the six months ended June 30, 2022 include actual operating results for the First Closing Hotels and the Canopy only from the closing dates of the NCI Transaction through June 30, 2022.

Changes from the six months ended June 30, 2023 compared with the six months ended June 30, 2022 were due to the following:

•Revenues and RevPAR. The increase in total revenues and RevPAR for our total portfolio during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to continued strength in leisure travel as well improving corporate and group demand resulting in steady improvement in both weekend and weekday results. We generated additional revenues during the six months ended June 30, 2023 as a result of the acquisition of the Canopy New Orleans hotel upon completion of the second closing of the NCI Transaction at the end of March 2022 and the addition of the Acquired Properties to our portfolio. These revenue increases were partially offset by the disposition of the Sold Properties. Additionally, revenues for the six months ended June 30, 2022 were negatively affected by the effect of the Omicron variant of COVID-19 in the first quarter of 2022. On a same store basis, the improvements in our business resulted in an increase of approximately 4.2% in occupancy and 6.2% in average daily rate during the six months ended June 30, 2023, which resulted in a 10.6% increase in same-store RevPAR. For the total portfolio, we experienced an increase of approximately 4.1% in our occupancy and an increase of 7.2% in average daily rate during the six months ended June 30, 2023 in comparison to the six months ended June 30, 2022. This resulted in an increase in RevPAR of 11.6% over the same period in the prior year. See "Industry Trends and Outlook" for further information.

•Room Expenses. The increase in room expenses for both our total and the same-store portfolio is highly correlated to the increase in room revenues driven by increasing occupancy across our portfolio. Additional factors contributing to higher room expenses include increasing labor costs driven by higher wage rates and more costly contract labor needed to meet room demand. We also incurred additional operating expenses during the six months ended June 30, 2023 as a result of the acquisition of the Canopy New Orleans hotel upon completion of the second closing of the NCI Transaction at the end of March 2022, and the addition of the Acquired Properties to our portfolio. These operating expense increases were partially offset by the disposition of the Sold Properties.

•Food and beverage Revenues and Expenses. Total portfolio and same-store food and beverage revenues increased during the six months ended June 30, 2023 as a result of an expanded food and beverage offering and an increase in occupancy across our portfolio during the period. During the six months ended June 30, 2022, we were still offering a limited food and beverage offering due to the effects of the Omicron variant of the COVID-19 virus. Additionally, total portfolio food and beverage revenues and expenses for six months ended June 30, 2023 include the Acquired Properties for the entire period. We acquired the Rosa Sky bar with the acquisition of the AC/Element Hotel in June 2022, which generated $3.1 million in revenues during the six months ended June 30, 2023.

The increases in food and beverage expenses were generally consistent with the increases in food and beverage revenues as we have been able to increase food and beverage prices commensurate with the inflationary and other increases in food and beverage costs.

•Other lodging property operating Revenues and Expenses. The increase in other lodging property operating revenues for the total portfolio and same-store resulted from user fees related to increased occupancy and an increase in parking and resort fees. The increase in other lodging property operating expenses was attributable to increased marketing costs, labor costs, credit card commissions and other occupancy driven increases resulting primarily from increased occupancy as compared with the same period of the prior year.

The following table includes other consolidated income and expenses for the six months ended June 30, 2023 compared with the six months ended June 30, 2022 (dollars in thousands).

	For the Six Months Ended June 30,
	2023	2022	Dollar Change	Percentage Change
Property taxes, insurance and other	$28,939	$26,663	$2,276	8.5%
Management fees	9,797	8,837	960	10.9%
Depreciation and amortization	74,418	74,332	86	0.1%
Corporate general and administrative	17,099	17,211	(112)	(0.7)%
Transaction costs	266	681	(415)	(60.9)%
Recoveries of credit losses	(250)	(250)	—	—%
Gain on disposal of assets, net	(320)	20,484	(20,804)	nm1
Interest expense	43,157	28,557	14,600	51.1%
Interest and other income, net	755	3,515	(2,760)	(78.5)%
Income tax expense	319	4,437	(4,118)	(92.8)%

¹ Not meaningful.

Changes from the six months ended June 30, 2023 compared with the six months ended June 30, 2022 were due to the following:

•Property Taxes, Insurance and Other. The increase in Property taxes, insurance and other is primarily due to an increase in franchise taxes and property and casualty insurance, which was renewed in the first quarter of 2023 and the addition of the Acquired Properties to our portfolio, partially offset by a reduction in property tax expense due to the disposition of the Sold Properties and successful appeal efforts to reduce property tax assessments.

•Management Fees. The increase in Management fees during the current period is primarily due to the addition of the Acquired Properties to our portfolio, that is partially offset by the disposition of the Sold Properties in May of 2023.

•Depreciation and Amortization. Depreciation and amortization remained consistent at our lodging properties between the six months ended June 30, 2023 and 2022, which is the net result of additional depreciation expense related to the acquisition of the Canopy Hotel by Hilton in New Orleans and the addition of the Acquired Properties to our portfolio offset by a reduction in depreciation related to the disposition of the Sold Properties and the reclassification of six hotels to Assets Held for Sale on December 31, 2022, which suspended depreciation expense from January 2023 to May 2023.

•Corporate General and Administrative. The small decrease in Corporate general and administrative expenses is primarily due to the departure of the Company's former Executive Vice President and Chief Operating Officer in the first quarter of 2022, which resulted in the Company recording additional expense of $1.3 million during the six months ended June 30, 2022, offset by an increase in headcount during the six months ended June 30, 2023 to support our growth which was partially driven by the completion of the NCI Transaction.

•Transaction Costs. Transaction costs for the six months ended June 30, 2023 primarily consists of the write-off of deferred financing costs related to the recast of our 2018 Senior Credit Facility (as defined in "Note 4 - Debt" to the Condensed Consolidated Financial Statements). Transaction costs for the six months ended June 30, 2022 primarily consists of expensed professional fees related to the NCI Transaction (See "Note 3 - Investments in Lodging Property, net" to the Condensed Consolidated Financial Statements).

•Interest Expense. Interest expense has increased during the six months ended June 30, 2023 due to higher base rates on our floating rate debt that is not hedged in comparison with the six months ended June 30, 2022 and the additional debt related to the Brickell Transaction which closed in June 2022.

•Interest Income and Other, net. The decrease in Interest income and other, net during the six months ended June 30, 2023 compared to the same period in 2022 is primarily due a decrease in interest income resulting from the repayment of the mezzanine financing loan related to the Brickell Transaction in June 2022, partially offset by an increase in interest income related to the mezzanine financing loan to Onera which closed in January 2023.

•Income Tax Expense (Benefit). Income taxes in interim quarters are based on an estimated annual effective tax rate. The Company recorded $0.3 million in income tax expense for the six months ended June 30, 2023, which represents a $4.1 million decrease from the six months ended June 30, 2022. Seasonality in quarterly net income (loss), and changes in the forecasted earnings causes variability in income taxes recorded in each quarter.

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

The following is an unaudited reconciliation of our net loss, determined in accordance with GAAP, to FFO and AFFO for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share/unit amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$890	$23,313	$(1,080)	$14,340
Preferred dividends	(3,968)	(3,968)	(7,938)	(7,938)
Distributions to and accretion of redeemable non-controlling interests	(657)	(653)	(1,314)	(1,208)
Loss (income) related to non-controlling interests in consolidated joint ventures	2,971	(9,031)	3,651	(8,949)
Net (loss) income applicable to Common Stock and Common Units	(764)	9,661	(6,681)	(3,755)
Real estate-related depreciation	36,327	36,960	72,054	72,155
Loss (gain) on disposal of assets and other dispositions, net	320	(20,484)	368	(20,484)
Adjustments related to non-controlling interests in consolidated joint ventures	(8,036)	998	(15,818)	(6,288)
FFO applicable to Common Stock and Common Units	27,847	27,135	49,923	41,628
Recoveries of credit losses	—	(250)	(250)	(250)
Amortization of debt issuance costs	1,386	1,413	2,785	2,825
Amortization of franchise fees	144	169	286	337
Amortization of intangible assets, net	919	929	1,822	1,840
Equity-based compensation	2,578	2,142	4,046	5,840
Transaction costs and other	259	716	352	716
Non-cash interest (income) expense, net	(133)	9	(263)	(113)
Non-cash lease expense, net	129	130	262	258
Casualty losses, net	935	119	1,471	304
Other non-cash items, net	—	—	768	—
Adjustments related to non-controlling interests in consolidated joint ventures	(913)	112	(1,791)	(620)
AFFO applicable to Common Stock and Common Units	$33,151	$32,624	$59,411	$52,765
FFO per share of Common Stock and Common Units	$0.23	$0.22	$0.41	$0.35
AFFO per share of Common Stock and Common Units	$0.27	$0.27	$0.49	$0.44
Weighted-average diluted shares of Common Stock and Common Units
FFO(1) and AFFO (1) (2)	122,432	121,352	122,223	119,890
(1)    The weighted-average diluted shares of Common Stock and Common Units used to calculate FFO and AFFO per share of Common Stock and Common Units for the three months ended June 30, 2023 and 2022 includes the dilutive effect of our outstanding restricted stock awards. These shares were excluded from our weighted-average shares outstanding used to calculate net loss per share because they would have been antidilutive. The weighted-average shares of Common Stock and Common Units used to calculate FFO and AFFO per share of Common Stock and Common Units for the three and six months ended June 30, 2023 and 2022 exclude the potential dilution related to our Convertible Notes as we intend to settle the principal value of the Convertible Notes in cash.

(2)    AFFO applicable to Common Stock and Common Units for the three and six months ended June 30, 2023 and 2022 has not been adjusted for interest related to our Convertible Notes for purposes of calculating AFFO per share of Common Stock and Common Units because we intend to settle the principal portion of the Convertible Notes in cash and we did not include in the denominator of our calculation of AFFO per share of Common Stock and Common Units the potential dilutive effect of shares that would be issued if the principal portion of the Convertible Notes were converted into shares of our Common Stock.

The following is an unaudited reconciliation of weighted-average diluted shares of Common Stock to non-GAAP weighted-average diluted shares of Common Stock and Common Units for FFO and AFFO (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Weighted-average shares of Common Stock outstanding	105,562	105,199	105,438	105,049
Dilutive effect of unvested restricted stock awards	29	164	122	113
Dilutive effect of Common Units of Operating Partnership	15,977	15,989	15,977	14,728
Dilutive effect of shares of Common Stock issuable upon conversion of convertible debt	24,540	23,978	24,433	23,978
Adjusted weighted diluted shares of Common Stock	146,108	145,330	145,970	143,868
Non-GAAP adjustment for dilutive effects of restricted stock awards	864	—	686	—
Non-GAAP adjustment for dilutive effect of shares of Common Stock issuable upon conversion of convertible debt	(24,540)	(23,978)	(24,433)	(23,978)
Non-GAAP weighted diluted share of Common Stock and Common Units	122,432	121,352	122,223	119,890

The increase in AFFO applicable to shares of Common Stock and Common Units was due to a continued improvement in our operating performance during the three and six months ended June 30, 2023 that has been primarily driven by leisure travel and improvements in other demand segments such as business and group. The increase in AFFO during the three and six months ended June 30, 2023 was also the result of the acquisitions of the Canopy New Orleans hotel upon completion of the second closing of the NCI Transaction at the end of March 2022 and the addition of the Acquired Properties to our portfolio. These increases in AFFO were partially offset by the disposition of the Sold Properties. AFFO applicable to shares of Common Stock and Common Units increased $0.5 million and $6.6 million, respectively, for the three and six months ended June 30, 2023 and 2022.

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

The following is an unaudited reconciliation of our net loss, determined in accordance with GAAP, to EBITDA, EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2023 and 2022, (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$890	$23,313	$(1,080)	$14,340
Depreciation and amortization	37,510	38,058	74,418	74,332
Interest expense	22,248	15,118	43,157	28,557
Interest income	(157)	(4)	(240)	(6)
Income tax expense	791	6,437	319	4,437
EBITDA	61,282	82,922	116,574	121,660
Loss (gain) on disposal of assets and other dispositions, net	320	(20,484)	368	(20,484)
EBITDAre	61,602	62,438	116,942	101,176
Recoveries of credit losses	—	(250)	(250)	(250)
Amortization of key money liabilities	(121)	(123)	(257)	(123)
Equity-based compensation	2,578	2,142	4,046	5,840
Transaction costs and other	259	716	352	716
Non-cash interest (income) expense, net	(133)	9	(263)	(113)
Non-cash lease expense, net	129	130	262	258
Casualty losses, net	935	119	1,471	304
Loss (income) related to non-controlling interests in consolidated joint ventures	2,971	(9,031)	3,651	(8,949)
Other non-cash items, net	—	—	713	—
Adjustments related to non-controlling interests in consolidated joint ventures	(15,324)	(1,558)	(29,336)	(11,346)
Adjusted EBITDAre	$52,896	$54,592	$97,331	$87,513

The increase in Adjusted EBITDAre for the six months ended June 30, 2023 in comparison with the six months ended June 30, 2022 is primarily due to a substantial improvement in our operating performance during the six months ended June 30, 2023 that has been primarily driven by leisure travel and improvements in other demand segments such as business transient and group. The increase in EBITDAre during the six months ended June 30, 2023 was also the result of the acquisition of the Canopy New Orleans hotel upon completion of the second closing of the NCI Transaction at the end of March 2022 and the addition of the Acquired Properties to our portfolio. These increases in EBITDAre were partially offset by disposition of the Sold Properties.

The decrease in Adjusted EBITDAre for the three months ended June 30, 2023 in comparison with the three months ended June 30, 2022 is primarily due to disposition of the Sold Properties in May 2023 and lower operating income as a result of a decrease in hotel operating margins driven by increased labor and other operating costs. These decreases in EBITDAre were partially offset by the addition of the Acquired Properties to our portfolio.

Liquidity and Capital Resources

Our short-term cash obligations consist primarily of operating expenses and other expenditures directly associated with our lodging properties, recurring maintenance and capital expenditures necessary to maintain our lodging properties in accordance with internal and brand standards, capital expenditures to improve our lodging properties, interest payments, settlement of interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, our joint venture acquisitions and capital requirements, contractual lease payments, corporate overhead, and dividends and distributions to our stockholders and unitholders when declared and paid. Our corporate overhead primarily consists of employee compensation expenses, professional fees and corporate insurance and rent expenses. Cash requirements for our corporate overhead expenses (excluding non-cash stock-based compensation), which are generally paid from operating cash flows, were $6.5 million and $5.9 million for the three months ended June 30, 2023 and 2022, and $13.1 million and $11.4 million for the six months ended June 30, 2023 and 2022, respectively. We generally expect our corporate overhead expenses to remain consistent with the level of our operating activities and market conditions for goods and services.

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

Outstanding Indebtedness

At June 30, 2023, we had $20.0 million of outstanding borrowings under our $400 Million Revolver (as defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements), $200.0 million outstanding on our $200 Million Term Loan (as defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements), and $225.0 million outstanding on our 2018 Term Loan (as defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements). Each of the credit facilities was supported by the 53 lodging properties included in the credit facility borrowing base and a pledge of the equity securities in each of the entities that own the 53 lodging properties, and the respective TRS Lessees. We also had $287.5 million of Convertible Notes outstanding.

At June 30, 2023, the GIC Joint Venture had $200.0 million outstanding under our GIC Joint Venture Credit Facility (as defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements), which included borrowings of $75.0 million on its $75.0 million term loan and $125.0 million on its $125.0 million revolving line of credit. The GIC Joint Venture Credit Facility is secured primarily by a first priority pledge of the equity interests in the subsidiaries that own the 11-lodging property borrowing base assets, and the related TRS entities, which wholly own the TRS Lessees. See "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements for additional information.

To complete the NCI Transaction during the first quarter of 2022, the GIC Joint Venture entered into a $410.0 million senior secured term loan facility (the “GIC Joint Venture Term Loan”) secured by the 27 lodging properties and two parking garages acquired in the transaction and assumed a PACE loan totaling $6.5 million. The GIC Joint Venture Term Loan has an accordion feature which provides for an increase in the total commitments by up to $190.0 million, for aggregate potential borrowings of up to $600.0 million. The GIC Joint Venture Term Loan will mature on January 13, 2026 and can be extended for one twelve-month period at the GIC Joint Venture's option, subject to certain conditions. The GIC Joint Venture Term Loan is interest-only and provides for a floating interest rate equal to SOFR plus 2.86%. The outstanding balance of the PACE loan is $6.2 million at June 30, 2023.

Additionally, the GIC Joint Venture has a mortgage loan outstanding totaling $12.9 million at June 30, 2023 related to the acquisition of the Embassy Suites in Tucson, AZ in December 2021.

In June 2022, the Brickell Joint Venture, as borrower, and the Operating Partnership, as the non-recourse guarantor, entered into a $47.0 million mortgage loan and non-recourse guaranty with City National Bank of Florida ("City National Bank") to finance the dual-branded 264-guestroom AC/Element Hotel. The City National Bank loan provides for an interest rate equal to one-month LIBOR plus 300 basis points. Payment terms include an interest-only period through June 30, 2024 and the loan will amortize on a 25-year schedule from July 1, 2024 through the maturity date of June 30, 2025. The City National Bank loan is prepayable at any time without penalty. The balance of the mortgage loan is $47.0 million at June 30, 2023.

As of June 30, 2023, we have scheduled debt principal amortization payments during the next twelve months totaling $2.2 million when taking into consideration extension options available to us. Currently, we have the capacity to pay these scheduled principal payments using cash on hand or draws under our $400 Million Revolver.

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

In June 2023, the Company entered into an amendment to the 2018 Senior Credit Facility (the “Credit Facility Amendment”). The Credit Facility Amendment extends the maturity date of the $400 Million Revolver to June 2027. Under the Credit Facility Amendment, the Company also has the right to further extend the maturity date of the $400 Million Revolver for up to two consecutive six-month periods, subject to certain conditions. The Credit Facility Amendment extends the maturity date of the $200 Million Term Loan to June 2026. Under the Credit Facility Amendment, the Company also has the right to further extend the maturity date of the $200 Million Term Loan for up to two consecutive twelve-month periods, subject to certain conditions.

The interest rate on the $400 Million Revolver pursuant to the Credit Facility Amendment is based on the higher of the following:

i.    a pricing grid ranging from 140 basis points to 240 basis points plus Adjusted Daily SOFR or Adjusted Term SOFR, depending on the Company's leverage ratio (as defined in the loan documents); and

ii.    a pricing grid ranging from 40 basis points to 140 basis points over the Base Rate, depending on the Company's leverage ratio (as defined in the loan documents).

The interest rate on the $200 Million Term Loan pursuant to the Credit Facility Amendment is based on the higher of the following:

i.    a pricing grid ranging from 135 basis points to 235 basis points plus Adjusted Daily SOFR or Adjusted Term SOFR, depending on the Company's leverage ratio (as defined in the loan documents); and

ii.    a pricing grid ranging from 35 basis points to 135 basis points over the Base Rate, depending on the Company's leverage ratio (as defined in the loan documents).

Term SOFR will be available for one, three and six-month interest periods on two business days’ prior notice (subject to availability). Daily SOFR and the Base Rate will be available on same day notice. The Base Rate is a fluctuating rate of interest per annum equal to the highest of (a) the Federal Funds Rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by Bank of America as its “prime rate,” (c) SOFR published on such day on the Federal Reserve Bank of New York’s website (or any successor source) plus 1.00% and (d) 1.00%. For the 2018 Senior Credit Facility, SOFR is subject to a floor of zero basis points.

In February 2023, we amended the GIC Joint Venture Credit Facility to provide for certain financial covenant waivers and adjustments as described in “Note 5 – Debt” to the Condensed Consolidated Financial Statements.

Our outstanding indebtedness requires us to comply with various financial and other covenants. At June 30, 2023, we and our GIC Joint Venture are in compliance with all loan covenants. See "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements related to our financing arrangements.

A summary of our gross debt at June 30, 2023 is as follows (dollars in thousands):

Lender	Interest Rate	Maturity Date	Number of Encumbered Properties	Principal Amount Outstanding
OPERATING PARTNERSHIP DEBT:
2018 Senior Credit Facility
Bank of America, NA
$400 Million Revolver (1)(2)	7.15% Variable	June 21, 2027	n/a	$20,000
$200 Million Term Loan (1)(2)	7.10% Variable	June 21, 2026	n/a	200,000
Total Senior Credit and Term Loan Facility				220,000

Term Loans
KeyBank National Association Term Loan (1)	7.04% Variable	February 14, 2025	n/a	225,000

Convertible Notes	1.50% Fixed	February 15, 2026	n/a	287,500

Secured Mortgage Indebtedness
MetaBank	4.44% Fixed	July 1, 2027	3	43,215
Bank of the Cascades(3)	7.14% Variable	December 19, 2024	1	7,558
	4.30% Fixed	December 19, 2024		7,558
Total Mortgage Loans			4	58,331
				790,831

JOINT VENTURE DEBT:
Brickell Joint Venture Mortgage Loan
City National Bank of Florida	8.22% Variable	June 30, 2025	2	47,000

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver (4)	7.34% Variable	October 8, 2023	n/a	125,000
$75 Million Term Loan (4)	7.29% Variable	October 8, 2023	n/a	75,000
Bank of America, N.A. (5)	7.95% Variable	January 13, 2026	n/a	410,000
Wells Fargo	4.99% Fixed	June 6, 2028	1	12,909
PACE loan	6.10% Fixed	July 31, 2040	1	6,196
Total GIC Joint Venture Credit Facility and Term Loans			2	629,105
Total Joint Venture Debt			4	676,105
Total Debt			8	$1,466,936

(1) The 2018 Senior Credit Facility and Term Loans are supported by a borrowing base of 53 unencumbered hotel properties and a pledge of the equity securities of the entities that own and operate the 53 unencumbered hotels.
(2) The maturity dates for the $400 Million Revolver and the $200 Million Term Loan each individually can be extended to June 21, 2028 at the Company’s option, subject to certain conditions.
(3) The Bank of Cascades mortgage loan is comprised of two promissory notes that are secured by the same collateral and cross-defaulted.
(4) The $125 Million Revolver and the $75 Million Term Loan are secured by pledges of the equity in the entities (and affiliated entities) that own 11 lodging properties. Each individually can be extended for one twelve-month period through October 2024 at the option of the GIC Joint Venture, subject to certain conditions.
(5) The GIC Joint Venture's $410 million term loan with Bank of America, N.A. is secured by pledges of the equity in the entities (and affiliated entities) that own 27 lodging properties.

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

During the six months ended June 30, 2023, the fair value of our interest rate swaps increased $6.6 million due to an increase in interest rate expectations. Each interest rate swap fixes the interest rates on portions of our variable interest rate indebtedness and converts SOFR from a floating rate to average fixed rates ranging from 2.56% to 2.92%.

Capital Expenditures

During the six months ended June 30, 2023, we funded $42.9 million in capital expenditures ($35.4 million on a pro rata basis) at our lodging properties. We anticipate spending approximately $25.0 million to $45.0 million on capital expenditures on a pro rata basis during the remainder of 2023. We expect to fund these expenditures through a combination of cash flows from operations and borrowings under our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flows

Unaudited cash flow information for the six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Six Months Ended June 30,
	2023	2022	Change

Net cash provided by operating activities	$79,054	$86,903	$(7,849)
Net cash used in investing activities	(60,730)	(234,764)	174,034
Net cash (used in) provided by financing activities	(9,723)	196,977	(206,700)
Net change in cash, cash equivalents and restricted cash	$8,601	$49,116	$(40,515)

Changes from the six months ended June 30, 2023 compared to the six months ended June 30, 2022 were due to the following:

•Cash provided by operating activities. Cash provided by operating activities for the six months ended June 30, 2023 was the result of net income of $80.8 million, after adjusting for non-cash items such as depreciation and amortization and equity-based compensation, offset by a net increase in working capital of $1.7 million. Cash provided by operating activities for the six months ended June 30, 2022 was the result of net income of $76.5 million, after adjusting for non-cash items such as depreciation and amortization and equity-based compensation, and a net decrease in working capital of $10.4 million.

•Cash used in investing activities. The decrease in cash used in investing activities was primarily due to the net effect of property acquisitions and dispositions during each period. We closed the NCI Transaction in the first quarter of 2022 and the sale of the sale of the Hilton Garden Inn San Francisco Airport North in May 2022. Cash used in investing activities during the six months ended June 30, 2023 primarily related to renovation capital during the period, the funding of the Onera Mezzanine Loan (see "Note 3 - Investments in Lodging Property, net" to the Condensed Consolidated Financial Statements), and the acquisitions during the three months ended June 30, 2023 of the Residence Inn by Marriott in Scottsdale, AZ and the Nordic Lodge, partially offset by the sale of a portfolio of four lodging properties in May 2023.

•Cash (used in) provided by financing activities. Cash used in financing activities for the six months ended June 30, 2023 was primarily the net result of contributions by our GIC Joint Venture partner of $20.3 million and net borrowings of $3.8 million to complete the acquisitions of the Residence Inn by Marriott in Scottsdale, AZ and the Nordic Lodge in June 2023, offset by financing fees of approximately $7.6 million related to the amendment of our 2018 Senior Credit Facility (see "Note 5 - Debt" to the Condensed Consolidated Financial Statements), and dividends and distributions of approximately $25.8 million.

Cash provided by financing activities for the six months ended June 30, 2022 was primarily the net result of contributions by our GIC Joint Venture partner of $204.1 million and net borrowings of approximately $73.6 million to complete the NCI Transaction during the six months ended June 30, 2022, primarily offset by dividends and distributions of approximately $75.9 million.

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

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified SOFR as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The transition from LIBOR to SOFR or another benchmark interest rate may result in a different calculation of our variable interest rates that are currently indexed to LIBOR. As of July 1, 2023, all of our outstanding loans are now indexed to SOFR.

    At June 30, 2023, we were party to six interest rate derivative agreements pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

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
				$600,000

At June 30, 2023, after giving effect to our interest rate derivative agreements, $757.4 million, or 51.6%, of our consolidated debt had fixed interest rates and $709.6 million, or 48.4%, had variable interest rates. At July 21, 2023, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 74% of our total pro rata indebtedness when taking into consideration interest rate swaps.

At December 31, 2022, after giving effect to our interest rate derivative agreements, $758.4 million, or 51.8%, of our debt had fixed interest rates and $704.7 million, or 48.2%, had variable interest rates. Taking into consideration our existing interest rate swaps an increase or decrease in interest rates of 1.0% would decrease or increase, respectively, our cash flows by approximately $7.0 million per year. See "Note 7 - Derivative Financial Instruments and Hedging" to the accompanying Condensed Consolidated Financial Statements for additional information.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. As of June 30, 2023, we have scheduled debt principal amortization payments during the next twelve months totaling $2.2 million when taking into consideration extension options available to us.

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

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management team evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

Not applicable.

Item 5.                                                         Other Information.

During the quarter ended June 30, 2023, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

Item 6.                                                         Exhibits.

The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
10.1
Amended and Restated Credit Agreement dated June 21, 2023 among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, Bank of America, N.A., as administrative agent, and the lenders party to the Amended and Restated Credit Agreement.

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: August 2, 2023	By:	/s/ William H. Conkling
William H. Conkling Executive Vice President and Chief Financial Officer (principal financial officer)