Form 10-Q/A
period 2023-06-30
Summit Hotel Properties, Inc.
filed 2023-08-08
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q/A
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

EXPLANATORY NOTE

The sole purpose of this amended Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language ("XBRL"). No other changes have been made to the Form 10-Q. This amended Form 10-Q provides information as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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
(4) The $125 Million Revolver and the $75 Million Term Loan are secured by pledges of the equity in the entities and affiliated entities that own 11 lodging properties. Each individually can be extended for a single consecutive ###-month period through October 2024 at the option of the GIC Joint Venture, subject to certain conditions.
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

Item 6.                                                         Exhibits.

The following exhibits are filed as part of this report:

Exhibit		Incorporated by Reference	Filing	Included
Number	Description of Exhibit	(Form Type)	Date	Herewith
10.1
Amended and Restated Credit Agreement dated June 21, 2023 among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, Bank of America, N.A., as administrative agent, and the lenders party to the Amended and Restated Credit Agreement.
		8-K	June 27, 2023
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1††	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2††	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.			X
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)			X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)			X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)			X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (1)			X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (1)			X
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
† - Filed herewith
†† - Furnished herewith
(1) - Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: Date: August 8, 2023	By:	/s/ William H. Conkling
William H. Conkling Executive Vice President and Chief Financial Officer (principal financial officer)