Form 10-Q
period 2023-09-30
Summit Hotel Properties, Inc.
filed 2023-11-01
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of October 20, 2023, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 107,578,703.

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2023 (Unaudited) and December 31, 2022	1
	Condensed Consolidated Statements of Operations (Unaudited) — Three and Nine Months Ended September 30, 2023 and 2022	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) — Three and Nine Months Ended September 30, 2023 and 2022	3
	Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests (Unaudited) — Three and Nine Months Ended September 30, 2023 and 2022	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended September 30, 2023 and 2022	6
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54

Item 4.	Controls and Procedures	55

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3.	Defaults Upon Senior Securities	56

Item 4.	Mine Safety Disclosures	56

Item 5.	Other Information	56

Item 6.	Exhibits	57

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investments in lodging property, net	$2,831,247	$2,841,856
Assets held for sale, net	9,163	29,166
Cash and cash equivalents	55,307	51,255
Restricted cash	11,268	10,553
Right-of-use assets, net	35,215	35,023
Trade receivables, net	24,209	21,015
Prepaid expenses and other	12,973	8,378
Deferred charges, net	7,066	7,074
Other assets	28,741	17,950
Total assets	$3,015,189	$3,022,270

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,444,637	$1,451,796
Lease liabilities, net	26,102	25,484
Accounts payable	6,880	5,517
Accrued expenses and other	92,209	81,304
Total liabilities	1,569,828	1,564,101
Commitments and contingencies (Note 11)
Redeemable non-controlling interests	50,219	50,219
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.25% Series E - 6,400,000 shares issued and outstanding at September 30, 2023 and December 31, 2022 (aggregate liquidation preference of $160,861 at September 30, 2023 and December 31, 2022, respectively)	64	64
5.875% Series F - 4,000,000 shares issued and outstanding at September 30, 2023 and December 31, 2022 (aggregate liquidation preference of $100,506 at September 30, 2023 and December 31, 2022, respectively)	40	40
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 107,573,489 and 106,901,576 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,076	1,069
Additional paid-in capital	1,236,864	1,232,302
Accumulated other comprehensive income	20,832	14,538
Accumulated deficit and distributions in excess of retained earnings	(316,780)	(288,200)
Total stockholders’ equity	942,096	959,813
Non-controlling interests	453,046	448,137
Total equity	1,395,142	1,407,950
Total liabilities, redeemable non-controlling interests and equity	$3,015,189	$3,022,270

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Room	$161,712	$160,133	$498,982	$455,747
Food and beverage	9,949	8,854	30,848	22,180
Other	10,155	9,265	28,862	25,442
Total revenues	181,816	178,252	558,692	503,369

Expenses:
Room	37,510	37,525	112,207	101,718
Food and beverage	7,684	7,060	23,679	17,187
Other lodging property operating expenses	55,826	54,883	169,780	154,871
Property taxes, insurance and other	14,369	13,373	43,308	40,036
Management fees	4,177	4,308	13,974	13,145
Depreciation and amortization	37,882	38,130	112,300	112,462
Corporate general and administrative	8,126	6,532	25,225	23,743
Transaction costs	—	56	24	737
Recoveries of credit losses	(250)	(850)	(500)	(1,100)
Total expenses	165,324	161,017	499,997	462,799
(Loss) gain on disposal of assets, net	(16)	(5)	(336)	20,479
Operating income	16,476	17,230	58,359	61,049

Other income (expense):
Interest expense	(22,020)	(17,645)	(65,177)	(46,202)
Interest income	474	65	1,190	1,461
Other income (loss), net	661	(481)	458	1,638
Total other expense, net	(20,885)	(18,061)	(63,529)	(43,103)
(Loss) income from continuing operations before income taxes	(4,409)	(831)	(5,170)	17,946
Income tax expense (Note 13)	(1,360)	(210)	(1,679)	(4,647)
Net (loss) income	(5,769)	(1,041)	(6,849)	13,299
Loss (income) attributable to non-controlling interests	4,955	5,148	9,306	(4,481)
Net (loss) income attributable to Summit Hotel Properties, Inc. before preferred dividends and distributions	(814)	4,107	2,457	8,818
Distributions to and accretion of redeemable non-controlling interests	(656)	(656)	(1,970)	(1,866)
Preferred dividends	(3,968)	(3,968)	(11,906)	(11,906)
Net loss attributable to common stockholders	$(5,438)	$(517)	$(11,419)	$(4,954)

Loss per share:
Basic and Diluted	$(0.05)	$—	$(0.11)	$(0.05)
Weighted-average common shares outstanding:
Basic and Diluted	105,650	105,232	105,510	105,110

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(5,769)	$(1,041)	$(6,849)	$13,299
Other comprehensive income, net of tax:
Changes in fair value of derivative financial instruments	3,640	16,707	10,225	33,716
Comprehensive (loss) income	(2,129)	15,666	3,376	47,015
Comprehensive loss (income) attributable to non-controlling interests	4,140	2,974	5,375	(7,025)
Comprehensive income attributable to Summit Hotel Properties, Inc.	2,011	18,640	8,751	39,990
Distributions to and accretion of redeemable non-controlling interests	(656)	(656)	(1,970)	(1,866)
Preferred dividends	(3,968)	(3,968)	(11,906)	(11,906)
Comprehensive (loss) income attributable to common stockholders	$(2,613)	$14,016	$(5,125)	$26,218

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Three Months Ended September 30, 2023 and 2022
(Unaudited - In thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2023	$50,219	10,400,000	$104	107,569,738	$1,076	$1,234,947	$18,007	$(304,888)	$949,246	$462,730	$1,411,976
Adjustment of redeemable non-controlling interests to redemption value	656	—	—	—	—	—	—	(656)	(656)	—	(656)
Common stock redemption of common units	—	—	—	7,000	—	68	—	—	68	(68)	—
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(6,454)	(6,454)	(958)	(7,412)
Preferred dividends and distributions	(656)	—	—	—	—	—	—	(3,968)	(3,968)	—	(3,968)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(4,518)	(4,518)
Equity-based compensation	—	—	—	—	—	1,867	—	—	1,867	—	1,867
Shares of common stock acquired for employee withholding requirements	—	—	—	(3,249)	—	(18)	—	—	(18)	—	(18)
Other comprehensive income	—	—	—	—	—	—	2,825	—	2,825	815	3,640
Net loss	—	—	—	—	—	—	—	(814)	(814)	(4,955)	(5,769)
Balance at September 30, 2023	$50,219	10,400,000	$104	107,573,489	$1,076	$1,236,864	$20,832	$(316,780)	$942,096	$453,046	$1,395,142

Balance at June 30, 2022	$50,223	10,400,000	$104	106,894,011	$1,069	$1,229,660	$1,000	$(267,158)	$964,675	$470,391	$1,435,066
Adjustment of redeemable non-controlling interests to redemption value	656	—	—	—	—	—	—	(656)	(656)	—	(656)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	20	20
Common stock redemption of common units	—	—	—	5,000	1	49	—	—	50	(50)	—
Common dividends and distributions	—	—	—	—	—	—	—	(4,276)	(4,276)	(639)	(4,915)
Preferred dividends and distributions	(656)	—	—	—	—	—	—	(3,968)	(3,968)	—	(3,968)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(11,270)	(11,270)
Equity-based compensation	—	—	—	(5,099)	(1)	1,231	—	—	1,230	—	1,230
Other	—	—	—	—	—	(92)	—	—	(92)	(41)	(133)
Other comprehensive income	—	—	—	—	—	—	14,533	—	14,533	2,174	16,707
Net income (loss)	—	—	—	—	—	—	—	4,107	4,107	(5,148)	(1,041)
Balance at September 30, 2022	$50,223	10,400,000	$104	106,893,912	$1,069	$1,230,848	$15,533	$(271,951)	$975,603	$455,437	$1,431,040

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited - In thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit and Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2022	$50,219	10,400,000	$104	106,901,576	$1,069	$1,232,302	$14,538	$(288,200)	$959,813	$448,137	$1,407,950
Adjustment of redeemable non-controlling interests to redemption value	1,970	—	—	—	—	—	—	(1,970)	(1,970)	—	(1,970)
Sale of non-controlling interests in joint venture	—	—	—	—	—	—	—	—	—	1,353	1,353
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	20,532	20,532
Common stock redemption of common units	—	—	—	7,000	—	68	—	—	68	(68)	—
Common dividends and distributions	—	—	—	—	—	—	—	(17,161)	(17,161)	(2,555)	(19,716)
Preferred dividends and distributions	(1,970)	—	—	—	—	—	—	(11,906)	(11,906)	(161)	(12,067)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(8,673)	(8,673)
Equity-based compensation	—	—	—	848,942	8	5,905	—	—	5,913	—	5,913
Shares of common stock acquired for employee withholding requirements	—	—	—	(184,029)	(1)	(1,387)	—	—	(1,388)	—	(1,388)
Other	—	—	—	—	—	(24)	—	—	(24)	(144)	(168)
Other comprehensive income	—	—	—	—	—	—	6,294	—	6,294	3,931	10,225
Net loss	—	—	—	—	—	—	—	2,457	2,457	(9,306)	(6,849)
Balance at September 30, 2023	$50,219	10,400,000	$104	107,573,489	$1,076	$1,236,864	$20,832	$(316,780)	$942,096	$453,046	$1,395,142

Balance at December 31, 2021	$—	10,400,000	$104	106,337,724	$1,063	$1,225,184	$(15,639)	$(262,639)	$948,073	$159,119	$1,107,192
Redeemable non-controlling interests in operating partnership issued for the acquisition of a portfolio of lodging properties	50,000	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable non-controlling interests to redemption value	1,866	—	—	—	—	—	—	(1,866)	(1,866)	—	(1,866)
Non-controlling interests in operating partnership issued for the acquisition of a portfolio of lodging properties	—	—	—	—	—	—	—	—	—	157,513	157,513
Sale of non-controlling interests in joint venture	—	—	—	—	—	—	—	—	—	674	674
Contributions by non-controlling interest in joint venture	—	—	—	—	—	1,218	—	—	1,218	209,822	211,040
Common stock redemption of common units	—	—	—	5,000	1	49	—	—	50	(50)	—
Common dividends and distributions	—	—	—	—	—	—	—	(4,358)	(4,358)	(639)	(4,997)
Preferred dividends and distributions	(1,643)	—	—	—	—	—	—	(11,906)	(11,906)	(83)	(11,989)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(77,903)	(77,903)
Equity-based compensation	—	—	—	811,988	7	7,063	—	—	7,070	—	7,070
Shares of common stock acquired for employee withholding requirements	—	—	—	(260,800)	(2)	(2,453)	—	—	(2,455)	—	(2,455)
Other	—	—	—	—	—	(213)	—	—	(213)	(41)	(254)
Other comprehensive income	—	—	—	—	—	—	31,172	—	31,172	2,544	33,716
Net income	—	—	—	—	—	—	—	8,818	8,818	4,481	13,299
Balance at September 30, 2022	$50,223	10,400,000	$104	106,893,912	$1,069	$1,230,848	$15,533	$(271,951)	$975,603	$455,437	$1,431,040
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc. Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net (loss) income	$(6,849)	$13,299
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	112,300	112,462
Amortization of debt issuance costs	4,379	4,238
Recoveries of credit losses	(500)	(1,100)
Equity-based compensation	5,913	7,070
Deferred tax asset, net	63	—
Loss (gain) on disposal of assets, net	336	(20,479)
Non-cash interest income	(433)	(113)
Debt transaction costs	352	1,166
Other	560	303
Changes in operating assets and liabilities:
Trade receivables, net	(3,195)	(9,755)
Prepaid expenses and other	6,645	(4,828)
Accounts payable	1,005	(244)
Accrued expenses and other	2,591	33,662
NET CASH PROVIDED BY OPERATING ACTIVITIES	123,167	135,681
INVESTING ACTIVITIES
Acquisitions of lodging properties	(44,614)	(281,074)
Improvements to lodging properties	(63,027)	(48,772)
Proceeds from asset dispositions, net	27,632	73,758
Funding of real estate loans	(4,576)	(2,167)
Repayments of real estate loans	250	850
NET CASH USED IN INVESTING ACTIVITIES	(84,335)	(257,405)
FINANCING ACTIVITIES
Proceeds from borrowings on revolving line of credit	65,000	486,500
Repayments of line of credit borrowings	(65,000)	(20,000)
Principal payments on debt	(1,784)	(448,874)
Proceeds from the sale of non-controlling interests	1,353	674
Financing fees, debt transaction costs and other issuance costs	(10,273)	(7,203)
Common dividends and distributions paid	(19,596)	(5,174)
Preferred dividends and distributions paid	(14,037)	(13,632)
Proceeds from contributions by non-controlling interests in joint venture	20,332	204,092
Distributions to joint venture partners	(8,673)	(77,903)
Repurchase of shares of common stock for withholding requirements	(1,387)	(2,455)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(34,065)	116,025
Net change in cash, cash equivalents and restricted cash	4,767	(5,699)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	61,808	96,944
End of period	$66,575	$91,245

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONSOLIDATED BALANCE SHEET TO THE AMOUNTS SHOWN IN THE STATEMENT OF CASH FLOWS ABOVE:
Cash and cash equivalents	$55,307	$72,617
Restricted cash	11,268	18,628
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$66,575	$91,245
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

We primarily focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. At September 30, 2023, our portfolio consisted of 101 lodging properties with a total of 15,035 guestrooms located in 24 states. As of September 30, 2023, we own 100% of the outstanding equity interests in 57 of our 101 lodging properties. We own a 51% controlling interest in 41 lodging properties through a joint venture (the “GIC Joint Venture”) that was formed in July 2019 with Singapore’s sovereign wealth fund ("GIC"). We also own 90% equity interests in two separate joint ventures (the "Brickell Joint Venture" and the "Onera Joint Venture"). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

As of September 30, 2023, 86% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 90% were located within the top 100 MSAs and over 98% of our guestrooms operated under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”), and InterContinental® Hotels Group (“IHG”).

Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At September 30, 2023, we owned, directly and indirectly, approximately 87% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding 6.25% Series E and 5.875% Series F preferred units of limited partnership interest. NewcrestImage Holdings, LLC owns all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units (liquidation preference $25 per unit) of the Operating Partnership ("Series Z Preferred Units"), which was issued as part of the NCI Transaction (described below in "Note 3 - Investments in Lodging Property, net"). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as "Preferred Units."

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenues and expenses in the reporting period. Actual results could differ from those estimates. As interim statements, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and nine months ended September 30, 2023 may not be indicative of the results that may be expected for the full year of 2023. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Real Estate Development Loans

We selectively provide mezzanine financing to developers where we also have the opportunity to acquire the lodging property at or after the completion of the development project. We classify mezzanine financing loans as Investments in lodging property, net or Investments in real estate loans, net based on the terms of the mezzanine financing loan agreements and criteria for classifying an arrangement as a loan or an investment in real estate under Accounting Standards Codification ("ASC") No. 310, Receivables. At September 30, 2023, we have one mezzanine financing loan that we have classified in Investments in lodging property, net on our Condensed Consolidated Balance Sheet.

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

We grant credit to qualified guests, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables also include credit and debit card transactions that are in the process of being settled. Trade receivables are stated at the amount billed to the guest and do not accrue interest. We regularly review the collectability of our trade receivables. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.2 million at September 30, 2023 and $0.1 million at December 31, 2022. Bad debt expense was $0.2 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $0.3 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Basic and diluted loss per share for the three and nine months ended September 30, 2023 and 2022 are calculated as Net loss attributable to common stockholders for each respective period divided by weighted average common shares outstanding for each respective period as all other securities are antidilutive. Potentially dilutive shares include unvested restricted share grants, unvested performance share grants, common shares issuable upon conversion of convertible debt and common shares issuable upon conversion of Common Units of our Operating Partnership.

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

Reclassifications

A portfolio of two lodging properties with an aggregate carrying amount of approximately $49.9 million that were classified as Assets Held for Sale at December 31, 2022 have been reclassified to Investments in Lodging Property, net as the proposed sale of the properties was terminated during the nine months ended September 30, 2023.

NOTE 3 - INVESTMENTS IN LODGING PROPERTY, NET

Investments in Lodging Property, net

Investments in lodging property, net is as follows (in thousands):

	September 30, 2023	December 31, 2022
Lodging buildings and improvements	$2,876,499	$2,815,993
Land	383,651	373,106
Furniture, fixtures and equipment	266,212	252,842
Construction in progress	64,810	64,159
Intangible assets	39,954	39,954
Real estate development loan, net	4,042	—
	3,635,168	3,546,054
Less accumulated depreciation and amortization	(803,921)	(704,198)
	$2,831,247	$2,841,856

Depreciation and amortization expense related to our lodging properties was $37.7 million and $37.3 million for the three months ended September 30, 2023 and 2022, respectively, and $111.9 million, and $111.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Real Estate Development Loans

Onera Mezzanine Financing Loan

In January 2023, we entered into an agreement with affiliates of Onera Opportunity Fund I, LP ("Onera") to provide a mezzanine financing loan to fund up to $4.6 million (the "Onera Mezzanine Loan") for the development of a glamping property. The Onera Mezzanine Loan is secured by a second mortgage on the property and is subordinate to the senior lender for the development project. The loan matures 24 months from the closing date of the transaction and may be extended for an additional 12 months at the borrower's option. Additionally, we issued a $3.0 million letter of credit to the senior lender of the project as additional support for Onera's construction loan. We also have an option to purchase 90% of the equity of the entity that owns the development property upon completion of construction or upon the one-year anniversary of such completion at a pre-determined price (the "Onera Purchase Option"). The development is expected to be completed in the second half of 2024. As of September 30, 2023, we have funded our entire $4.6 million commitment under the mezzanine financing loan. The balance of the Onera Mezzanine Loan is recorded net of the unamortized discount related to the carrying amount of the Onera Purchase Option of $0.5 million at September 30, 2023, and is classified as Investments in lodging property, net in our Condensed Consolidated Balance Sheets at September 30, 2023.

We recorded the Onera Purchase Option related to the Onera Mezzanine Loan at its estimated fair value of $0.9 million on the transaction date using the Black-Scholes model in Other assets and as a contra-asset to Investments in lodging property, net. The recorded amount of the Onera Purchase Option is being amortized over the term of the Onera Mezzanine Loan using the straight-line method, which approximates the interest method, as non-cash interest income. For the three months ended September 30, 2023, and nine months ended September 30, 2023, we amortized $0.1 million and $0.4 million, respectively, of the carrying amount of the Onera Purchase Option as non-cash interest income.

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

During the second quarter of 2022, we exercised our option (the “Initial Purchase Option”) to purchase a 90% interest in the AC Hotel by Marriott and Element Miami Brickell Hotel in Miami, FL (together the "AC/Element Hotel"), retail space, and parking that was granted in connection with the Brickell Mezzanine Loan, which resulted in payment in full of the Brickell Mezzanine Loan. We also have the right to purchase the remaining interest in the property five years after the completion of construction. The Brickell Mezzanine Loan was classified as Investments in lodging property, net in our Condensed Consolidated Balance Sheets.

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

Acquisition of Nordic Lodge - Steamboat Springs, CO

On June 23, 2023, the GIC Joint Venture acquired the Nordic Lodge containing 47 guestrooms located in Steamboat Springs, CO for a purchase price of approximately $13.7 million. GIC made a capital contribution of $6.7 million, or 49% of the purchase price, to the GIC Joint Venture and the Operating Partnership made a capital contribution of $7.0 million, or 51% of the purchase price, to the GIC Joint Venture to fund the purchase price. The Operating Partnership made its capital contribution to the GIC Joint Venture with available cash on hand and borrowings on our revolving line of credit.

Onera Transaction

On October 26, 2022 we formed the Onera Joint Venture (see "Note 9 - Non-controlling Interests and Redeemable Non-controlling Interests") to facilitate the acquisition of a 90% equity interest in Onera for $5.2 million in cash, plus additional contingent consideration of $1.8 million, which was paid in September 2023. The Onera Joint Venture has a 100% fee simple interest in real property and improvements consisting of 11 glamping lodging units and a 6.4-acre parcel of undeveloped land that will be developed as phase two of the lodging site in the future.

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

A summary of the lodging properties acquired since January 1, 2022 is as follows (in thousands):

Date Acquired	Franchise/Brand	Location	Guestrooms	Purchase Price
2023 Acquisitions:
June 1, 2023	Residence Inn by Marriott	Scottsdale, AZ	120	$29,000
June 23, 2023	Nordic Lodge	Steamboat Springs, CO	47	13,700
			167	$42,700

2022 Acquisitions:
January 13, 2022	Portfolio of properties - twenty-six lodging properties and two parking garages (1)	Various	3,533	$766,000
March 23, 2022	Canopy Hotel by Hilton (1)	New Orleans, LA	176	56,000
June 10, 2022	AC/Element Hotel (2)	Miami, FL	264	80,100
October 26, 2022	Onera (3)	Fredericksburg, TX	11	7,000
			3,984	$909,100

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

(3)     On October 26, 2022, we completed the acquisition of a 90% equity interest in Onera Joint Venture which owns a high-end glamping property for $5.2 million based on aggregate purchase price of $5.8 million. We paid for our 90% in cash, plus $0.5 million of transaction costs. Additionally, the transaction includes additional contingent consideration (based on performance of the property for the 12-month period ending July 31, 2023) that was paid in September 2023 of $1.8 million, payable to the seller. The Onera Joint Venture has a 100% fee simple interest in real property and improvements consisting of 11 glamping lodging units and a 6.4-acre parcel of undeveloped land that will be developed as phase two of the lodging site in the future.

All of the acquisitions completed during the nine months ended September 30, 2023 and 2022 were recorded as asset acquisitions. As such, we allocated the aggregate purchase price paid for each transaction to the net assets acquired based on their relative fair values. In determining relative fair values, we made significant estimates regarding replacement costs for the buildings and furniture, fixtures and equipment, and judgments related to certain market assumptions. Acquisition costs related to the transactions have been capitalized as part of the recorded amounts of the acquired net assets.

The allocation of the aggregate purchase prices and contingent consideration to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Land	$12,645	$67,175
Lodging buildings and improvements	30,721	751,720
Furniture, fixtures and equipment	1,448	82,353
Incentives and other intangibles	—	25,642
Other assets	—	5,318
Total assets acquired (1) (2)	44,814	932,208
Less debt assumed	—	(382,205)
Less lease liabilities assumed	—	(5,441)
Less other liabilities	—	(5,892)
Net assets acquired	$44,814	$538,670

(1)    Total assets acquired during the nine months ended September 30, 2023 is based on an aggregate purchase price of $42.7 million plus transaction costs of $0.1 million and $2.0 million related to contingent consideration paid to the seller in September 2023. See "Note 9 - Non-controlling Interests and Redeemable Non-controlling Interests" for details related to the Onera Joint Venture.
Total assets acquired during the nine months ended September 30, 2022 is based on an aggregate purchase price of $909.1 million adjusted for the following items:
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
(2) Excludes the acquisition of the 11-unit Onera - Fredericksburg, TX property which was acquired in October 2022.

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

Sale of the Hilton Garden Inn San Francisco North

In May 2022, the GIC Joint Venture completed the sale of a 169-guestroom Hilton Garden Inn San Francisco Airport North in San Francisco, CA for a gross selling price of $75.0 million. The sale of this property resulted in a net gain of $20.5 million to the GIC Joint Venture during the nine months ended September 30, 2022.

Intangible Assets

Intangible assets, net is as follows (in thousands):

	September 30, 2023	December 31, 2022
Indefinite-lived intangible assets:
Air rights	$10,754	$10,754
Other	80	80
	10,834	10,834
Finite-lived intangible assets:
Tax incentives	19,750	19,750
Key money	9,370	9,370
	29,120	29,120
Intangible assets	39,954	39,954
Less accumulated amortization	(8,220)	(5,110)
Intangible assets, net	$31,734	$34,844

We recorded amortization expense related to intangible assets of approximately $1.0 million for both the three months ended September 30, 2023 and 2022, and $3.1 million and $3.0 million for the nine months ended September 30, 2023 and 2022, respectively.

Future amortization expense related to intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amount
2023	$1,037
2024	4,147
2025	1,584
2026	1,584
2027	1,530
Thereafter	11,018
$20,900

Assets Held for Sale

Assets Held for Sale at September 30, 2023 included two parcels of undeveloped land and a 123-guestroom hotel property as follows:

	Net Carrying Amount
	September 30, 2023	December 31, 2022
Under Contract for Sale:
Portfolio of four lodging properties	$—	$27,516
123-guestroom hotel property	7,513	—
Parcel of undeveloped land - San Antonio, TX	1,225	1,225
	8,738	28,741
Marketed for Sale:
Parcel of undeveloped land - Flagstaff, AZ	425	425
	$9,163	$29,166

The San Antonio, TX parcel of undeveloped land is currently under contract to sell and is expected to close in the first quarter of 2024.

On September 27, 2023, we entered into an agreement to sell a 123-guestroom hotel property for a gross selling price of $8.3 million, which approximates its current carrying amount. We have received $0.5 million of non-refundable earnest money from the buyer, and we expect the transaction to close during the fourth quarter of 2023.

NOTE 4 — REAL ESTATE LOANS, NET

Investment in real estate loans, net is as follows (in thousands):

	September 30, 2023	December 31, 2022
Real estate loan	$1,000	$1,250
Allowance for credit losses	(750)	(1,250)
	$250	$—

On June 29, 2018, we sold two hotels for an aggregate selling price of $24.9 million. We provided seller financing totaling $3.6 million on the sale of these properties under two, 3.5-year second mortgage notes with a blended interest rate of 7.38% that were further collateralized by a personal guarantee from the principal of the borrower. During the year ended December 31, 2020, we recorded an allowance for credit losses in an amount equal to the outstanding principal balance of the loans due to a borrower default caused by the negative effects of the COVID-19 pandemic. On June 1, 2021, we amended the terms and extended the maturity dates of each loan to December 31, 2022. Under the modified loan terms, interest accrues monthly at a rate of 9.00% per annum, including 5.00% payable in cash and 4.00% paid-in-kind. On September 15, 2022, we received a $0.6 million payment to repay one of the two loans in full. We also extended the maturity date of the remaining loan to December 31, 2023. During the year ended December 31, 2022, the remaining loan and underlying collateral were transferred to the control of the estate of the principal borrower. The outstanding principal balance of the remaining seller-financing loan continues to be fully reserved pending repayment by the borrower's estate. In April 2023 and October 2023, we received scheduled principal payments of $0.3 million each on the loan from the borrower's estate.

The seller-financing loan, net is included in Prepaid expenses and other in our Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022.

NOTE 5 - DEBT

Debt, net of debt issuance costs, is as follows (in thousands):

	September 30, 2023	December 31, 2022
Revolving debt	$140,000	$140,000
Term loans	910,000	910,000
Convertible notes	287,500	287,500
Mortgage loans	123,840	125,624
	1,461,340	1,463,124
Unamortized debt issuance costs	(16,703)	(11,328)
Debt, net of debt issuance costs	$1,444,637	$1,451,796

The weighted-average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 5.32% at September 30, 2023 and 5.04% at December 31, 2022. There are currently no defaults under any of the Company's loan agreements.

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

Our total fixed-rate and variable-rate debt, after consideration of our interest rate derivative agreements that are currently effective, is as follows (in thousands):

	September 30, 2023	Percentage	December 31, 2022	Percentage
Fixed-rate debt (1)	$956,849	65%	$758,433	52%
Variable-rate debt	504,491	35%	704,691	48%
	$1,461,340		$1,463,124

(1) At September 30, 2023, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 74% of our total pro rata indebtedness when taking into consideration interest rate swaps.

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Convertible notes	$287,500	$242,407	$287,500	$247,126	Level 1 - Market approach
Mortgage loans	69,348	60,218	70,933	61,447	Level 2 - Market approach
	$356,848	$302,625	$358,433	$308,573

Detailed information about our gross debt at September 30, 2023 and December 31, 2022 is as follows (dollars in thousands):

				Principal Balance Outstanding
Lender	Interest Rate	Maturity Date	Number of Encumbered Properties	September 30, 2023	December 31, 2022
OPERATING PARTNERSHIP DEBT:
2018 Senior Credit Facility
Bank of America, N.A.
$400 Million Revolver (1)(2)	7.37% Variable	June 21, 2027	n/a	$15,000	$15,000
$200 Million Term Loan (1)(2)	7.32% Variable	June 21, 2026	n/a	200,000	200,000
Total Senior Credit and Term Loan Facility				215,000	215,000

Term Loans
KeyBank National Association Term Loan (1)	7.16% Variable	February 14, 2025	n/a	225,000	225,000

Convertible Notes	1.50% Fixed	February 15, 2026	n/a	287,500	287,500

Secured Mortgage Indebtedness
MetaBank	4.44% Fixed	July 1, 2027	3	42,915	43,917
Bank of the Cascades (3)	7.31% Variable	December 19, 2024	1	7,491	7,691
	4.30% Fixed	December 19, 2024		7,491	7,691
Total Mortgage Loans			4	57,897	59,299
Total Operating Partnership Debt				785,397	786,799

JOINT VENTURE DEBT:
Brickell Joint Venture Mortgage Loan
City National Bank of Florida	8.33% Variable	June 9, 2025	2	47,000	47,000

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver (4)	7.58% Variable	September 15, 2027	n/a	125,000	125,000
$75 Million Term Loan (4)	7.53% Variable	September 15, 2027	n/a	75,000	75,000
Bank of America, N.A. (5)	8.18% Variable	January 13, 2026	n/a	410,000	410,000
Wells Fargo	4.99% Fixed	June 6, 2028	1	12,848	13,032
PACE loan	6.10% Fixed	July 31, 2040	1	6,095	6,293
Total GIC Joint Venture Credit Facility and Term Loans			2	628,943	629,325
Total Joint Venture Debt			4	675,943	676,325
Total Debt			8	$1,461,340	$1,463,124

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
(4) The $125 Million Revolver and the $75 Million Term Loan are secured by pledges of the equity in the entities and affiliated entities that own 11 lodging properties. Each individually can be extended for a single consecutive 12-month period through September 2028 at the option of the GIC Joint Venture, subject to certain conditions.
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

At September 30, 2023, our $200 Million Term Loan was fully funded, and our $400 Million Revolver had $15.0 million in outstanding borrowings. Borrowings under the 2018 Senior Credit Facility are limited by the value of the Unencumbered Assets, detailed below.

Amendment to the 2018 Senior Credit Facility

In June 2023, the Company entered into an amendment to the 2018 Senior Credit Facility (the “Credit Facility Amendment”). The Credit Facility Amendment extends the maturity date of the $400 Million Revolver to June 2027, which may be extended by the Company for up to two consecutive six-month periods, subject to certain conditions. The Credit Facility Amendment extends the maturity date of the $200 Term Loan to June 2026, which may be extended by the Company for up to two consecutive twelve-month periods, subject to certain conditions.

The interest rate on the $400 Million Revolver is unchanged and is based on the higher of the following:

i.    a pricing grid ranging from 140 basis points to 240 basis points plus Adjusted Daily SOFR or Adjusted Term SOFR, depending on the Company's leverage ratio (as defined in the loan documents); and

ii.    a pricing grid ranging from 40 basis points to 140 basis points over the Base Rate, depending on the Company's leverage ratio (as defined in the loan documents).

The interest rate on the $200 Million Term Loan pursuant to the Credit Facility Amendment is unchanged and is based on the higher of the following:

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

2018 Term Loan

On February 15, 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $225.0 million term loan (the “2018 Term Loan”), as amended, with a syndicate of lenders listed in the loan documents, which is fully drawn as of September 30, 2023. The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the amended and extended maturity date of February 14, 2025, subject to certain conditions.

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

Financial and Other Covenants. We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2018 Term Loan. At September 30, 2023, we were in compliance with all financial covenants.

Unencumbered Assets. Amendments to the 2018 Term Loan entered into between May 2020 and July 2022 require the borrower and certain subsidiaries to pledge to the secured parties all of the equity interests in the entities that own the Unencumbered Properties, as well as the equity interests in the TRS Lessees related to such Unencumbered Properties until the borrower meets certain conditions for the release of such pledges. During the period that the pledges are in place, as well as at all other times during the term of the facility, borrowings under the 2018 Term Loan are limited by the value of the Unencumbered Assets.

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

The Convertible Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The Convertible Notes will mature on February 15, 2026 (the “Maturity Date”), unless earlier converted, purchased, or redeemed. Prior to August 15, 2025, the Convertible Notes will be convertible only upon certain circumstances and during certain periods. On or after August 15, 2025 and through the Maturity Date, holders may convert any of their Convertible Notes into shares of the Company’s common stock, at the applicable conversion rate, unless the Convertible Notes have been previously purchased or redeemed by the Company. The Company recorded coupon interest expense of $1.1 million for each of the three months ended September 30, 2023 and 2022 and $3.2 million for each of the nine months ended September 30, 2023 and 2022. The Company incurred debt issuance costs related to the Convertible Notes Offering of $7.6 million of which $0.4 million was amortized for each of the three months ended September 30, 2023 and 2022 and $1.1 million was amortized for each of the nine months ended September 30, 2023 and 2022. Including the amortization of the debt issuance costs, the effective interest rate on the Convertible Notes was approximately 2.00% for the three and nine months ended September 30, 2023 and 2022. The unamortized discount related to the Convertible Notes was $3.6 million and $4.7 million at September 30, 2023 and December 31, 2022, respectively.

The initial conversion rate of the Convertible Notes is 83.4028 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $11.99 per share of common stock based on the 37.5% base conversion premium on the reference price of $8.72 per share. In no event will the conversion rate exceed 114.6788 shares of common stock per $1,000 principal amount of Convertible Notes, subject to certain adjustments defined in the Convertible Notes Offering. Commensurate with the declaration of dividends on our common stock and Common Units on July 27, 2023, the conversion rate of the Convertible Notes was adjusted to 86.2627 shares of common stock per $1,000 principal amount of Convertible Notes.

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

The effective strike price of the Capped Call Transactions was initially $15.26, which represented a premium of 75.0% over the last reported sale price of our common stock on the New York Stock Exchange on January 7, 2021 and is subject to certain adjustments under the terms of the Capped Call transactions. The current strike price is $14.75 due to the adjustments related to the dividends paid during the nine months ended September 30, 2023 and the year ended December 31, 2022.

Mortgage Loans

At September 30, 2023 and December 31, 2022, we had mortgage loans totaling $123.8 million and $125.6 million, respectively, that are secured primarily by first mortgage liens on eight lodging properties.

Metabank Loan

On June 30, 2017, Summit Meta 2017, LLC (“SM-17”), a subsidiary of our Operating Partnership, entered into a $47.6 million secured, non-recourse loan with MetaBank (the "MetaBank Loan"). The MetaBank Loan provides for a fixed interest rate of 4.44%, amortizes over 25 years, and matures on July 1, 2027. The MetaBank Loan is secured by three lodging properties and is subject to a prepayment penalty if prepaid prior to April 1, 2027. In or around December 2021, MetaBank sold the MetaBank Loan to Bayside MB CRE Loans, LLC (“Bayside”). On October 25, 2022, SM-17 received a letter from Bayside’s counsel alleging various events of default under the MetaBank Loan, primarily related to certain non-monetary covenants. SM-17 engaged legal counsel which sent a written response to Bayside disputing that any events of default have occurred. On April 18, 2023 and September 15, 2023, SM-17 received additional letters from Bayside's counsel reasserting their allegations of default. SM-17 continues to dispute that any events of default have occurred.

Commercial Mortgage-backed Securities Mortgage Loans

In August 2022 and December 2022, we entered into agreements to fully defease four commercial mortgage-backed securities ("CMBS") mortgage loans. The aggregate outstanding balances of the loans at the defeasance dates totaled $87.3 million. The loans were defeased by placing into trust an amount sufficient to cover future principal and interest payments. The defeasance resulted in the 11 lodging properties that collateralized the CMBS mortgage loans becoming unencumbered.

We incurred transaction costs of $0.6 million that were recorded as Other (loss) income, net in our Statement of Operations for the three months ended September 30, 2022. We also expensed $0.1 million of unamortized deferred financing costs related to the defeased CMBS mortgage loans as debt transaction costs during the three months ended September 30, 2022.

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

The GIC Joint Venture Credit Facility is comprised of a $125.0 million revolving credit facility (the “$125 Million Revolver”) and a $75.0 million term loan (the “$75 Million Term Loan”). The GIC Joint Venture Credit Facility has an accordion feature which allows us to increase the total commitments by up to $300.0 million, for aggregate potential borrowings of up to $500.0 million. At September 30, 2023, we had $125.0 million outstanding under the $125 Million Revolver.

Amendments to the $200 million GIC Joint Venture Credit Facility

On February 15, 2023, the Borrower entered into the Fifth Amendment to Credit Agreement to, among other things, convert the reference rate used in interest rate calculations from LIBOR to adjusted term or daily SOFR (using a 10-basis point credit spread adjustment), with Borrower's option to borrow base rate advances, term SOFR advances or daily SOFR advances.

On September 15, 2023, the Company entered into an amendment to the GIC Joint Venture Credit Facility (the "GIC Joint Venture Credit Amendment"). The GIC Joint Venture Credit Amendment extends the maturity of the $125 Million Revolver and the $75 Million Term Loan to September 2027, which may be extended by the Company for a single twelve-month period, subject to certain conditions.

The interest rate on the $125 Million Revolver is unchanged and is based on the higher of the following:

i.Daily SOFR or Term SOFR (1-month or 3-month), plus a SOFR adjustment of 0.10%, plus a margin of 2.15%, or,

ii.the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month Term SOFR plus 1.00%, plus a base rate margin of 1.15%.

The interest rate on the $75 Million Term Loan is five basis points less than the interest rate on the $125 Million Revolver referenced above.

In addition, on a quarterly basis, we will be required to pay a fee on the unused portion of the Credit Facility equal to the unused amount multiplied by an annual rate of 0.25% of the average unused amount of the Credit Facility. We will also be required to pay other fees, including customary arrangement and administrative fees.

The GIC Joint Venture Credit Amendment requires the borrower and certain subsidiaries to pledge to the secured parties all of the equity interests in the entities that own the 11 properties included in the borrowing base assets, the related TRS entities that lease each of the borrowing base assets, and all other subsidiaries of the borrower and the subsidiary guarantors, subject to certain exceptions.

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

As of September 30, 2023, we had $410.0 million outstanding on the GIC Joint Venture Term Loan bearing interest at a floating rate of SOFR plus 2.75%.

The GIC Joint Venture Term Loan is secured primarily by a first priority pledge of the Term Loan Borrower's equity interests in the subsidiaries that hold a direct or indirect interest in the 27 lodging properties and two parking facilities purchased in the NCI Transaction that constitute borrowing base assets. The GIC Joint Venture Term Loan contains terms, conditions, and covenants typical for similar credit facilities.

PACE Loan

As part of the NCI Transaction, a subsidiary of the GIC Joint Venture assumed a Property Assessed Clean Energy ("PACE") loan of approximately $6.5 million. The loan bears fixed interest at 6.10%, has an amortization period of 20 years, and matures on July 31, 2040. The PACE loan is secured by an assessment lien imposed by the County of Tarrant, TX for the benefit of the lender. As of September 30, 2023, the outstanding balance of the PACE loan was $6.1 million.

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

Financial Guarantee

During the nine months ended September 30, 2023, we issued a $3.0 million letter of credit to the senior lender of a glamping project for which we provided the Onera Mezzanine Loan as additional support on behalf of the developer. We recorded the non-contingent portion of financial guarantee as a liability of $0.2 million on the transaction date, which is the premium receivable for the guarantee payable to us by the borrower. The liability is being amortized using the straight-line method into interest income over the term of the letter of credit and is recorded in Accrued expenses and other in our Condensed Consolidated Balance Sheet at September 30, 2023.

Currently, payment under the contingent portion of the guarantee is not probable nor reasonably estimable. Therefore, no liability for the contingent portion of the guarantee is recorded at September 30, 2023.

Property and Casualty Insurance Premium Financing

During the nine months ended September 30, 2023, we financed our property and casualty insurance premium totaling $10.9 million through our insurance broker. The financing arrangement requires monthly payments of $1.0 million over an 11-month period ending in January, 2024 at an annual fixed financing rate of 4.89%. The outstanding principal amount of the financing may be prepaid at any time prior to the end of the financing period. The balance of the financing is $3.1 million at September 30, 2023 and is recorded in Accrued expenses and other in our Condensed Consolidated Balance Sheet.

NOTE 6 - LEASES

The Company has operating leases related to the land under certain lodging properties, conference centers, parking spaces, automobiles, our corporate office, and other miscellaneous office equipment. These leases have remaining terms of one year to 74.8 years, some of which include options to extend the leases for additional years. The exercise of lease renewal options is at our sole discretion. As of September 30, 2023 and December 31, 2022, the weighted-average operating lease term was approximately 32.3 years and 34.0, respectively. Certain leases also include options to purchase the leased property. As of September 30, 2023 and December 31, 2022, our weighted-average incremental borrowing rate for leases was 4.8%.

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business. In addition, we lease certain owned real estate to third parties. We recorded gross third-party tenant income of $0.6 million and $0.7 million during the three months ended September 30, 2023 and 2022, respectively, and $2.0 million and $1.8 million during the nine months ended September 30, 2023 and 2022, respectively, which were recorded in Other income (loss), net in our Condensed Consolidated Statement of Operations.

During the three months ended September 30, 2023 and 2022, the Company's total operating lease cost was $1.1 million and $1.0 million, respectively, and the operating cash payments on operating leases were $1.0 million for the three months ended September 30, 2023 and 2022. During the nine months ended September 30, 2023 and 2022, the Company's total operating lease cost was $3.4 million and $3.0 million, respectively, and the operating cash payments on operating leases were $3.0 million and $2.8 million, respectively.

Operating lease maturities as of September 30, 2023 are as follows (in thousands):

For the Year Ending December 31,	Amount
2023	$565
2024	2,264
2025	2,285
2026	2,239
2027	2,282
Thereafter	37,955
Total lease payments (1)	47,590
Less: Imputed interest	(21,488)
Total	$26,102

(1)Certain payments above include future increases to the minimum fixed rent based on the Consumer Price Index in effect at the initial measurement of the lease balances.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at September 30, 2023 and December 31, 2022 is as follows (dollars in thousands):

				Notional Amount			Fair Value
Contract date	Effective Date	Expiration Date	Average Annual Effective Fixed Rate	September 30, 2023	December 31, 2022		September 30, 2023	December 31, 2022
Operating Partnership:
October 2, 2017	January 29, 2018	January 31, 2023	1.96%	$—	$100,000		$—	$208
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	—	100,000		—	210
June 11, 2018	September 28, 2018	September 30, 2024	2.86%	75,000	75,000		1,875	2,219
June 11, 2018	December 31, 2018	December 31, 2025	2.92%	125,000	125,000		5,227	4,211
July 26, 2022	January 31, 2023	January 31, 2027	2.60%	100,000	100,000	(1)	5,781	4,366
July 26, 2022	January 31, 2023	January 31, 2029	2.56%	100,000	100,000	(1)	8,101	5,627
Total Operating Partnership				400,000	600,000		20,984	16,841

GIC Joint Venture:
March 24, 2023	July 1, 2023(2)	January 13, 2026	3.35%	100,000	—		3,046	—
March 24, 2023	July 1, 2023(2)	January 13, 2026	3.35%	100,000	—		3,036	—
Total GIC Joint Venture				200,000	—		6,082	—
Total				$600,000	$600,000		$27,066	$16,841

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

(2)     At September 30, 2023, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 74% of our total pro rata indebtedness when taking into consideration interest rate swaps.

At September 30, 2023 and December 31, 2022, we had $600.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date.

On March 24, 2023, subsidiaries of the GIC Joint Venture that are the borrowers under the GIC Joint Venture Term Loan entered into two $100.0 million interest rate swaps to fix one-month term SOFR until January 2026. The interest rate swaps became effective on July 1, 2023 and have a termination date of January 13, 2026. Pursuant to the interest rate swaps, we will pay a fixed rate of 3.35% and receive the one-month term SOFR floating rate index.

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At September 30, 2023 and December 31, 2022, our interest rate swaps were in an asset position. Derivative assets related to our interest rate swaps are recorded in Other assets in our Condensed Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Other comprehensive income and are reclassified as Interest expense in our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings. In the next twelve months, we estimate that $14.1 million will be reclassified from Other comprehensive income and recorded as a decrease to interest expense.

We characterize the realized and unrealized gain or loss related to derivative financial instruments designated as cash flow hedges as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain recognized in Accumulated other comprehensive loss on derivative financial instruments	$7,229	$16,536	$18,074	$29,560
Gain (loss) reclassified from Accumulated other comprehensive loss to Interest expense	$3,589	$(171)	$7,849	$(4,156)
Total interest expense and other finance expense presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$22,020	$17,645	$65,177	$46,202

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

Changes in Common Stock during the nine months ended September 30, 2023 and 2022 were as follows:

	For the Nine Months Ended September 30,
	2023	2022
Beginning shares of Common Stock outstanding	106,901,576	106,337,724
Common Unit redemptions	7,000	5,000
Grants under the Equity Plan	875,055	735,371
Annual grants to independent directors	113,141	84,889
Performance share and other forfeitures	(139,254)	(8,272)
Shares retained for employee tax withholding requirements	(184,029)	(260,800)
Ending shares of Common Stock outstanding	107,573,489	106,893,912

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

NewcrestImage and other unaffiliated third parties collectively owned 15,969,807 and 15,976,807 of Common Units at September 30, 2023 and December 31, 2022, respectively, which represents approximately 13% of the outstanding Common Units.

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

Non-controlling Interests in Consolidated Joint Ventures

At September 30, 2023, the Company is a partner with a majority equity interest in three joint ventures as described below. We classify the non-controlling interests in our joint ventures as a component of equity in the Company’s Condensed Consolidated Balance Sheets. The portion of net income (loss) allocated to these non-controlling interests is included on the Company’s Condensed Consolidated Statements of Operations as Net income (loss) attributable to non-controlling interests.

GIC Joint Venture

In July 2019, the Company entered into the GIC Joint Venture to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the GIC Joint Venture and has historically and in the future intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the GIC Joint Venture and has the potential to earn incentive fees based on the GIC Joint Venture achieving certain return thresholds. As of September 30, 2023, the GIC Joint Venture owns 41 lodging properties containing 5,581 guestrooms in nine states.

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

Onera Joint Venture

In October 2022, the Company entered into a joint venture with Onera (the "Onera Joint Venture"), developers of alternative accommodation properties, with the acquisition of a 90% equity interest in the Onera Joint Venture for $5.2 million in cash, plus additional contingent consideration of $1.8 million paid in September 2023. The $1.8 million contingent consideration paid represents our 90% pro rata share of the maximum increase in value of the property of $2.0 million as a result of the property outperforming a pre-established threshold over a twelve-month period after the closing of the transaction.

The Onera Joint Venture owns a 100% fee simple interest in real property and improvements located in Fredericksburg, Texas (the "Onera Property") consisting of 11 glamping lodging units and a 6.4-acre parcel of undeveloped land that will be developed as phase two of the lodging site. The Company serves as the managing member of the Onera Joint Venture.

Redeemable Non-controlling Interests

In connection with the NCI Transaction, Summit Hotel GP, LLC, a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership, on its own behalf as general partner of the Operating Partnership and on behalf of the limited partners of the Operating Partnership, on January 13, 2022, entered into the Tenth Amendment (the “Tenth Amendment”) to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, to provide for the issuance of up to 2,000,000 Series Z Preferred Units. The Series Z Preferred Units rank on a parity with the Operating Partnership’s 6.25% Series E and 5.875% Series F Preferred Units and holders will receive quarterly distributions at a rate of 5.250% per year. From issuance until the tenth anniversary of their issuance, the Series Z Preferred Units will be redeemable at the holder’s request at any time, or in connection with a change of control of the Company, for, at the Company’s election, cash or shares of the Company’s 5.250% Series Z Cumulative Perpetual Preferred Stock (which will be designated and authorized following notice of redemption by holder of the Series Z Preferred Units) on a one-for-one basis. After the fifth anniversary of their issuance, the Company may redeem the Series Z Preferred Units for cash at a redemption amount of $25 per unit. For a 90-day period immediately following both the tenth and the eleventh anniversaries of their issuance or in connection with a change of control of the Company, the Series Z Preferred Units will be redeemable at the holder’s request for cash at a redemption amount of $25 per unit. On January 13, 2022 and March 23, 2022, in connection with the NCI Transaction, the Operating Partnership issued an aggregate of 2,000,000 Series Z Preferred Units as partial consideration for the purchase. At September 30, 2023, the redeemable Series Z Preferred Units issued in connection with the NCI Transaction are recorded as temporary equity and reflected as Redeemable non-controlling interests on our Consolidated Condensed Balance Sheets.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at September 30, 2023 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$27,066	$—	$27,066
Purchase option related to real estate loans (Onera Purchase Option)	—	—	931	931

	Fair Value Measurements at December 31, 2022 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$16,841	$—	$16,841

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Franchise Agreements

All of our lodging properties (with the exception of the Onera Joint Venture property and recently acquired Nordic Lodge property) operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 20 years with various extension provisions. Each franchisor receives franchise fees ranging from 2% to 6% of each lodging property’s gross revenue, and some agreements require that we pay marketing fees of up to 4% of gross revenue. In addition, some of these franchise agreements require that we deposit a percentage of the hotel property’s gross revenue, generally not more than 5%, into a reserve fund for capital expenditures. We also pay fees to our franchisors for services related to reservation and information systems. We expensed fees related to our franchise agreements of $13.0 million and $12.7 million for the three months ended September 30, 2023 and 2022, respectively, and $40.0 million and $35.7 million for the nine months ended September 30, 2023 and 2022, respectively.

Management Agreements

Our lodging properties operate pursuant to management agreements with various professional third-party management companies. The terms of our management agreements range from month-to-month to twenty-five years with various extension provisions. Each management company receives a base management fee, which is a percentage of total lodging property revenues. In some cases, there are also monthly fees for certain services, such as accounting and shared services, based on the number of guestrooms. Generally, there are also incentive fees based on attaining certain financial thresholds. Management fee expenses were $4.2 million and $4.3 million for the three months ended September 30, 2023 and 2022, respectively, and $14.0 million and $13.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business. There are currently no pending legal actions that we believe would have a material effect on our financial position or results of operations.

NOTE 12 - EQUITY-BASED COMPENSATION

Our currently outstanding equity-based awards were issued under the Summit Hotel Properties, Inc. 2011 Equity Incentive Plan, as amended and restated effective May 13, 2021 (the "Equity Plan"), which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based awards or incentive awards. Stock options granted may be either incentive stock options or non-qualified stock options. Vesting terms may vary with each grant. At September 30, 2023, we only have outstanding restricted stock awards. All of our outstanding equity-based awards are classified as equity awards.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock award activity under our Equity Plan for the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2022	654,804	$9.85	$4,728
Granted	449,148	7.71
Vested	(238,883)	8.04
Forfeited	(2,061)	8.50
Non-vested at September 30, 2023	863,008	$8.79	$5,005

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

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under the Equity Plan for the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2022	1,006,974	$11.76	$7,270
Granted	425,907	10.08
Vested	(239,416)	9.38
Forfeited	(137,193)	9.38
Non-vested at September 30, 2023	1,056,272	$11.93	$6,126

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

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Time-based restricted stock	$880	$566	$2,418	$1,806
Performance-based restricted stock	987	665	2,740	4,462
Director stock	—	—	755	802
	$1,867	$1,231	$5,913	$7,070

During the nine months ended September 30, 2022, we granted a new member of our Board of Directors 3,234 shares of fully vested shares of our Common Stock at $9.94 per share.

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $10.7 million at September 30, 2023 and will be recorded as follows (in thousands):

	Total	2023	2024	2025	2026
Time-based restricted stock	$4,929	$845	$2,539	$1,337	$208
Performance-based restricted stock	5,817	987	2,914	1,654	262
	$10,746	$1,832	$5,453	$2,991	$470

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

We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. Certain of our TRS Lessees have incurred operating losses in the past and the realizability of our deferred tax assets as of September 30, 2023 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all our deferred tax assets at September 30, 2023.

The Company recorded an income tax expense of $1.4 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $1.7 million and $4.6 million for the nine months ended September 30, 2023 and 2022, respectively.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. In general, we are not subject to tax examinations by tax authorities for years before 2018. In the normal course of business, we are subject to examination by federal, state, and local jurisdictions where applicable. We had no unrecognized tax benefits at September 30, 2023. We expect no significant increase or decrease in unrecognized tax benefits due to changes in tax positions within the next year.

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

Supplemental cash flow information for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended September 30,
	2023	2022

Cash payments for interest	$59,836	$39,901
Insurance premium financing	$3,106	$—
Accrued acquisitions and improvements to lodging properties	$5,504	$7,458
Increase in carrying amount of lodging property related to contingent consideration	$200	$—
Cash payments for income taxes, net of refunds	$2,250	$2,627
Accrued and unpaid dividends	$122	$40
Debt assumed to complete acquisition of properties	$—	$382,205
Assumption of leases and other assets and liabilities in connection with the acquisition of a portfolio of properties	$—	$9,206
Conversion of a mezzanine financing loan to complete acquisition of lodging properties	$—	$29,875
Exercise of purchase option to complete acquisition of lodging properties	$—	$2,800
Non-controlling interests in joint venture issued to complete acquisition of lodging properties	$—	$6,922
Non-controlling interests in operating partnership issued to complete acquisition of a portfolio of properties	$—	$157,513
Redeemable non-controlling interests in operating partnership issued to complete acquisition of a portfolio of properties	$—	$50,000

NOTE 15 - SUBSEQUENT EVENTS

Dividends

On October 26, 2023, our Board of Directors declared quarterly cash dividends and distributions of $0.06 per share on our Common Stock and per Common Unit of the Operating Partnership and cash dividends of $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock and $0.3671875 per share of 5.875% Series F Cumulative Redeemable Preferred Stock. The Board of Directors also declared on behalf of the Operating Partnership, a cash distribution of $0.328125 per share of the Operating Partnership's unregistered 5.25% Series Z Cumulative Perpetual Preferred Units. The dividends and distributions are payable on November 30, 2023 to holders of record as of November 16, 2023.

PART I - FINANCIAL INFORMATION

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2022, and our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Cautionary Statement about Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “forecast,” “project,” “potential,” “continue,” “likely,” “will,” “would” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•global, national, regional and local economic and geopolitical conditions and events, including wars or potential hostilities, such as terrorist attacks that may affect travel;
•infectious disease outbreaks or pandemics that may negatively affect consumer behavior, business transient, group and other travel;
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

Overview

Summit Hotel Properties, Inc. is a self-managed lodging property investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. Our lodging properties are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership, Summit Hotel OP, LP (the “Operating Partnership”). Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At September 30, 2023, we owned, directly and indirectly, approximately 87% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding 6.25% Series E and 5.875% Series F preferred units of limited partnership interest. NewcrestImage Image Holdings, LLC owns all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units (liquidation preference $25 per unit) of the Operating Partnership ("Series Z Preferred Units"), which was issued as part of the NCI Transaction (described in "Note 3 - Investments in Lodging Property, net" to the Condensed Consolidated Financial Statements.). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as "Preferred Units."

At September 30, 2023, our portfolio consisted of 101 lodging properties with a total of 15,035 guestrooms located in 24 states. We own our lodging properties in fee simple, except for seven lodging properties which are subject to ground leases or subleases. As of September 30, 2023, we own 100% of the outstanding equity interests in 57 of our 101 lodging properties. We own a 51% controlling interest in 41 lodging properties through a joint venture that was formed in July 2019 with GIC (the “GIC Joint Venture”), Singapore’s sovereign wealth fund. We also own 90% equity interests in two separate joint ventures (the "Brickell Joint Venture" and the "Onera Joint Venture"). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

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

Management Company	Number of Properties	Number of Guestrooms
Affiliates of Aimbridge Hospitality, including Interstate Management Company, LLC	61	9,096
OTO Development, LLC	13	1,888
Stonebridge Realty Advisors, Inc. and affiliates	8	1,143
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	6	973
Crestline Hotels & Resorts, LLC	5	617
White Lodging Services Corporation	2	453
Hersha Hospitality Management	2	338
Concord Hospitality Enterprises	2	264
InterContinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Blink Data Services, LLC	1	11
Total	101	15,035

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

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of lodging demand include changes in gross domestic product, corporate profits, capital investments, and employment. Volatility in the economy and risks arising from global and domestic political or economic conditions may cause slowing economic growth, which would have an adverse effect on lodging demand. During the nine months ending September 30, 2023, we experienced a continued recovery in lodging demand that was increasingly driven by strong group travel and improvements in business transient demand, in addition to continued strength in leisure travel. Growth rates for the third quarter of 2023 have moderated from the prior year as robust leisure demand experienced in the prior year has normalized and business transient and group demand continue to increase at more modest growth rates.

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

Effects of the Pandemic

Beginning in March 2020, we experienced the effects of the Pandemic, which had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline in all forms of travel, both domestic and international, and a significant decline in hotel demand. As such, we experienced a substantial decline in our revenues, profitability and cash flows from operations during the years ended December 31, 2020 and 2021. Beginning the second quarter of 2022, and thereafter, we experienced significant improvement in lodging demand led by strong leisure travel and more recently, growth in business transient and group travel.

Our Lodging Property Portfolio

According to current chain scales as defined by Smith Travel Research, Inc. ("STR"), as of September 30, 2023, six of our lodging properties with a total of 953 guestrooms are categorized as Upper-upscale hotels, 79 of our hotel properties with a total of 12,026 guestrooms are categorized as Upscale hotels and 14 of our lodging properties with a total of 1,998 guestrooms are categorized as Upper-midscale hotels. We have one lodging asset that is an 11-unit glamping property, and one 47-unit independent lodging property. Lodging property information as of September 30, 2023 is as follows:

Franchise/Brand	Number of Lodging Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	17	3,049
Residence Inn by Marriott	16	2,256
AC Hotel by Marriott	6	1,026
SpringHill Suites by Marriott	7	983
TownePlace Suites	2	225
Marriott	1	165
Fairfield Inn & Suites by Marriott	1	140
Element by Marriott	1	108
Four Points by Sheraton	1	101
Total Marriott	52	8,053
Hilton
Hilton Garden Inn	8	1,194
Hampton Inn & Suites	8	1,162
Homewood Suites	3	369
Embassy Suites	2	346
Canopy Hotel	2	326
DoubleTree by Hilton	1	210
Total Hilton	24	3,607
Hyatt
Hyatt Place	15	2,143
Hyatt House	3	466
Total Hyatt	18	2,609
IHG
Holiday Inn Express & Suites	3	471
Staybridge Suites	1	121
Hotel Indigo	1	116
Total IHG	5	708
Independent
Nordic Lodge	1	47
Onera	1	11
Total Independent	2	58
Total	101	15,035

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

Comparison of the Three Months Ended September 30, 2023 with the Three Months Ended September 30, 2022

The following table contains key operating metrics for our total portfolio for the three months ended September 30, 2023 compared with the three months ended September 30, 2022 (dollars in thousands, except ADR and RevPAR).

	For the Three Months Ended September 30,				Quarter-over-Quarter		Quarter-over-Quarter
	2023		2022		Dollar Change		Percentage Change
	Total Portfolio (101 properties)	Same-Store Portfolio (95 properties)	Total Portfolio (102 properties)	Same-Store Portfolio (95 properties)	Total Portfolio (101/102 properties)	Same-Store Portfolio (95 properties)	Total Portfolio (101/102 properties)	Same-Store Portfolio (95 properties)
Revenues:
Room	$161,712	$156,307	$160,133	$152,701	$1,579	$3,606	1.0%	2.4%
Food and beverage	9,949	7,789	8,854	6,899	1,095	890	12.4%	12.9%
Other	10,155	9,454	9,265	8,701	890	753	9.6%	8.7%
Total	$181,816	$173,550	$178,252	$168,301	$3,564	$5,249	2.0%	3.1%

Expenses:
Room	$37,510	$35,813	$37,525	$35,204	$(15)	$609	—%	1.7%
Food and beverage	7,684	6,168	7,060	5,591	624	577	8.8%	10.3%
Other lodging property operating expenses	55,826	53,113	54,883	51,596	943	1,517	1.7%	2.9%
Total	$101,020	$95,094	$99,468	$92,391	$1,552	$2,703	1.6%	2.9%

Operational Statistics:
Occupancy	73.4%	73.7%	71.7%	72.1%	n/a	n/a	2.4%	2.2%
ADR	$159.35	$159.83	$158.39	$159.75	$0.96	$0.08	0.6%	0.1%
RevPAR	$116.91	$117.85	$113.59	$115.14	$3.32	$2.71	2.9%	2.4%

Changes from the three months ended September 30, 2023 compared with the three months ended September 30, 2022 were due to the following:

•Revenues and RevPAR. The increase in total revenues and RevPAR for our total portfolio during the third quarter of 2023 compared with the third quarter of 2022 was due to stable demand for leisure travel as well as improving corporate and group demand resulting in steady improvement in revenues. We generated additional revenues during the third quarter of 2023 as a result of the acquisitions of the Onera property that closed in late October 2022, the Residence Inn - Scottsdale, AZ in June 2023, and the Nordic Lodge in June 2023 (collectively, the "Acquired Properties"). These revenue increases were partially offset by the sale of a portfolio of four lodging properties in May 2023 (collectively, the "Sold Properties"). On a same store basis, the improvements in our business resulted in an increase of approximately 2.2% in occupancy and 0.1% in average daily rate in the third quarter of 2023, which resulted in a 2.4% increase in same-store RevPAR. For the total portfolio, we experienced an increase of approximately 2.4% in our occupancy and a decrease of 0.6% in average daily rate in the third quarter of 2023 in comparison to the third quarter of 2022. This resulted in an increase in RevPAR of 2.9% over the same period in the prior year. See "Industry Trends and Outlook" for further information.

•Room Expenses. Room expenses for our total portfolio were approximately the same for the three months ended September 30, 2023 and 2022 as a result of slightly higher room expenses for the three months ended September 30, 2023, offset by one less property in the total portfolio for the three months ended September 30, 2023 in comparison with the three months ended September 30, 2022. Room expenses for our same-store portfolio increased during the three months ended September 30, 2023 in comparison to the three months ended September 30, 2022 by 1.7%, despite occupied room nights increasing by over 2% during the three months ended September 30, 2023 and on-going upward pressure on wages and other operating costs due to expense management at our hotel properties.

•Food and beverage Revenues and Expenses. Total portfolio and same-store food and beverage revenues increased during the three months ended September 30, 2023 as a result of an increase in occupancy across our portfolio during the current period.

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

The following table includes other consolidated income and expenses for the three months ended September 30, 2023 compared with the three months ended September 30, 2022 (dollars in thousands):

	For the Three Months Ended September 30,
	2023	2022	Dollar Change	Percentage Change
Property taxes, insurance and other	$14,369	$13,373	$996	7.4%
Management fees	4,177	4,308	(131)	(3.0)%
Depreciation and amortization	37,882	38,130	(248)	(0.7)%
Corporate general and administrative	8,126	6,532	1,594	24.4%
Transaction costs	—	56	(56)	(100.0)%
Recoveries of credit losses	(250)	(850)	600	(70.6)%
Gain on disposal of assets, net	(16)	(5)	(11)	220.0%
Interest expense	22,020	17,645	4,375	24.8%
Interest income	474	65	409	629.2%
Other income (loss), net	661	(481)	1,142	nm¹
Income tax expense	1,360	210	1,150	547.6%

¹ Not meaningful.

Changes from the three months ended September 30, 2023 compared with the three months ended September 30, 2022 were due to the following:

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

•Management Fees. The decrease in Management fees during the current period is primarily due to the re-negotiation of property management agreements with two of our property managers that resulted in lower property management fees as well as the disposition of the Sold Properties in May of 2023, partially offset by the addition of the Acquired Properties to our portfolio.

•Depreciation and Amortization. The decrease in Depreciation and amortization is due to the disposition of the Sold Properties, partially offset by the additional depreciation expense related to the Acquired Properties.

•Corporate General and Administrative. The increase in Corporate general and administrative expenses is primarily due to increases in corporate headcount and corporate office rent to support our growth and increases in professional fees during the three months ended September 30, 2023.

•Transaction Costs. Transaction costs for the three months ended September 30, 2022 relate to certain costs and expenses incurred in pursuit of potential hotel acquisitions that ultimately were not consummated.

•Interest Expense. Interest expense has increased during the three months ended September 30, 2023 due to higher base rates on our floating rate debt that is not hedged in comparison with the three months ended September 30, 2022. and the additional debt related to the Brickell Transaction which closed in June 2022.

•Interest Income. The increase in Interest income in the third quarter of 2023 compared with the same period in 2022 is primarily due to the Onera mezzanine loan that was executed during the first quarter of 2023.

•Other Income (Loss), net. Other income (loss), net for the three months ended September 30, 2023 consists primarily of the write-off of deferred financing costs related to the recast of our 2018 Senior Credit Facility and our $200 Million GIC Joint Venture Credit Facility (as defined in "Note 5 - Debt" to the Condensed Consolidated Financial Statements). Other income for the three months ended September 30, 2022 includes $1.1 million of debt defeasance costs and $0.8 million of casualty losses, offset by the realization of approximately $0.6 million of tax incentives related to the NCI Transaction, and $0.6 million of net tenant income.

•Income Tax Expense. Income taxes in interim quarters are based on an estimated annual effective tax rate. The Company recorded a $1.4 million income tax expense during the three months ended September 30, 2023, which represents an increase of $1.2 million when compared with the same period in the previous year. Seasonality in quarterly net income (loss), and changes in the forecasted earnings causes variability in income taxes recorded in each quarter.

Comparison of the Nine Months Ended September 30, 2023 with the Nine Months Ended September 30, 2022

The following table contains key operating metrics for our total portfolio for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 (dollars in thousands, except ADR and RevPAR).

	For the Nine Months Ended September 30,
	2023		2022		Dollar Change		Percentage Change
	Total Portfolio (101 properties)	Same-Store Portfolio (95 properties)	Total Portfolio (102 properties)	Same-Store Portfolio¹ (95 properties)	Total Portfolio (101/102 properties)	Same-Store Portfolio (95 properties)	Total Portfolio (101/102 properties)	Same-Store Portfolio (95 properties)
Revenues:
Room	$498,982	$476,182	$455,747	$441,929	$43,235	$34,253	9.5%	7.8%
Food and beverage	30,848	23,975	22,180	19,725	8,668	4,250	39.1%	21.5%
Other	28,862	26,797	25,442	24,732	3,420	2,065	13.4%	8.3%
Total	$558,692	$526,954	$503,369	$486,386	$55,323	$40,568	11.0%	8.3%

Expenses:
Room	$112,207	$105,900	$101,718	$97,356	$10,489	$8,544	10.3%	8.8%
Food and beverage	23,679	18,833	17,187	15,595	6,492	3,238	37.8%	20.8%
Other lodging property operating expenses	169,780	159,877	154,871	148,095	14,909	11,782	9.6%	8.0%
Total	$305,666	$284,610	$273,776	$261,046	$31,890	$23,564	11.6%	9.0%

Operational Statistics:
Occupancy	72.6%	72.9%	70.1%	70.4%	n/a	n/a	3.6%	3.6%
ADR	$166.10	$166.01	$158.28	$159.50	$7.82	$6.51	4.9%	4.1%
RevPAR	$120.53	$120.99	$110.99	$112.29	$9.54	$8.70	8.6%	7.7%

¹     Operating results for the same-store portfolio of 95 properties for the nine months ended September 30, 2022 include the 26 hotel properties and two parking garages acquired in the first closing of the NCI Transaction on January 13, 2022 (the "First Closing Hotels") and exclude the acquisition of the Canopy New Orleans (the "Canopy"), which was acquired upon completion of construction in the second closing of the NCI Transaction on March 23, 2022. As such, the same-store operating results for the First Closing Hotels for the nine months ended September 30, 2022 include the operating results related to the prior owner for the period from January 1, 2022 through the first closing date of the NCI Transaction of January 13, 2022 (the "Pre-Ownership Results"). Operating results for the total portfolio of 102 properties for the nine months ended September 30, 2022 include actual operating results for the First Closing Hotels and the Canopy only from the closing dates of the NCI Transaction through September 30, 2022.

Changes from the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 were due to the following:

•Revenues and RevPAR. The increase in total revenues and RevPAR for our total portfolio during the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 was due to continued strength in leisure travel as well improving corporate and group demand resulting in steady improvement in revenues. We generated additional revenues during the nine months ended September 30, 2023 as a result of the acquisition of the Canopy New Orleans hotel upon completion of the second closing of the NCI Transaction at the end of March 2022 and the addition of the Acquired Properties to our portfolio. These revenue increases were partially offset by the disposition of properties during the nine months ended September 30, 2023 and 2022. Additionally, revenues for the nine months ended September 30, 2022 were negatively affected by the effect of the Omicron variant of COVID-19 in the first quarter of 2022. On a same store basis, the improvements in our business resulted in an increase of approximately 3.6% in occupancy and 4.1% in average daily rate during the nine months ended September 30, 2023, which resulted in a 7.7% increase in same-store RevPAR. For our total portfolio, we experienced an increase of approximately 3.6% in our occupancy and an increase of 4.9% in average daily rate during the nine months ended September 30, 2023 in comparison to the nine months ended September 30, 2022. This resulted in an increase in RevPAR of 8.6% over the same period in the prior year. See "Industry Trends and Outlook" for further information.

•Room Expenses. The increase in room expenses for both our total and the same-store portfolio is highly correlated to the increase in room revenues driven by increasing occupancy across our portfolio. Additional factors contributing to higher room expenses include higher wage rates, training, and contract labor needed to meet room demand. We also incurred additional operating expenses during the nine months ended September 30, 2023 as a result of the acquisition of the Canopy New Orleans hotel upon completion of the second closing of the NCI Transaction at the end of March 2022, and the addition of the Acquired Properties to our portfolio. These operating expense increases were partially offset by the disposition of properties during the nine months ended September 30, 2023 and 2022.

•Food and beverage Revenues and Expenses. Total portfolio and same-store food and beverage revenues increased during the nine months ended September 30, 2023 as a result of an expanded food and beverage offering and an increase in occupancy across our portfolio during the period. During the nine months ended September 30, 2022, we were still offering a limited food and beverage offering due to the effects of the Omicron variant of the COVID-19 virus. Additionally, we acquired the AC/Element Hotel in June 2022, which resulted in additional food and beverage revenues driven by the Rosa Sky bar during the nine months ended September 30, 2023.

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

The following table includes other consolidated income and expenses for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 (dollars in thousands).

	For the Nine Months Ended September 30,
	2023	2022	Dollar Change	Percentage Change
Property taxes, insurance and other	$43,308	$40,036	$3,272	8.2%
Management fees	13,974	13,145	829	6.3%
Depreciation and amortization	112,300	112,462	(162)	(0.1)%
Corporate general and administrative	25,225	23,743	1,482	6.2%
Transaction costs	24	737	(713)	(96.7)%
Recoveries of credit losses	(500)	(1,100)	600	(54.5)%
(Loss) gain on disposal of assets, net	(336)	20,479	(20,815)	nm1
Interest expense	65,177	46,202	18,975	41.1%
Interest income	1,190	1,461	(271)	(18.5)%
Other income (loss), net	458	1,638	(1,180)	(72.0)%
Income tax expense	1,679	4,647	(2,968)	(63.9)%

¹ Not meaningful.

Changes from the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 were due to the following:

•Property Taxes, Insurance and Other. The increase in Property taxes, insurance and other is primarily due to an increase in franchise taxes and property and casualty insurance, which was renewed in the first quarter of 2023 and the addition of the Acquired Properties to our portfolio, partially offset by a reduction in property tax expense due to the disposition of properties during the nine months ended September 30, 2023 and 2022, and successful appeal efforts to reduce property tax assessments.

•Management Fees. The increase in Management fees during the current period is primarily due to an increase in revenues for the nine months ended September 30, 2023 compared with the same period of the prior year and the addition of the Acquired Properties to our portfolio that is partially offset by the disposition of properties during the nine months ended September 30, 2023 and 2022 and a re-negotiation of property management agreements with two of our properties managers that resulted in lower property management fees.

•Depreciation and Amortization. Depreciation and amortization remained consistent between the nine months ended September 30, 2023 and 2022, which is the net result of additional depreciation expense related to the acquisition of the Canopy Hotel by Hilton in New Orleans in March 2022 and the addition of the Acquired Properties to our portfolio offset by a reduction in depreciation related to the disposition of the properties during the nine months ended September 30, 2023 and 2022, and the reclassification of six hotel properties to Assets Held for Sale on December 31, 2022, which suspended depreciation expense from January 2023 to May 2023.

•Corporate General and Administrative. The increase in Corporate general and administrative expenses is primarily due to an increase in compensation expenses related to higher headcount and higher corporate office rent during the nine months ended September 30, 2023 to support our growth and an increase in professional fees for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022. The increase in Corporate general and administrative expenses was offset by an additional expense of $1.3 million recorded during the nine months ended September 30, 2022 related to the departure of the Company's former Executive Vice President and Chief Operating Officer in the first quarter of 2022.

•Transaction Costs. Transaction costs for the nine months ended September 30, 2022 primarily consist of expensed professional fees related to the NCI Transaction (See "Note 3 - Investments in Lodging Property, net" to the Condensed Consolidated Financial Statements) certain costs and other expenses incurred in pursuit of potential hotel acquisitions that ultimately were not consummated.

•Interest Expense. Interest expense increased during the nine months ended September 30, 2023 due to higher base rates on our floating rate debt that is not hedged in comparison with the nine months ended September 30, 2022, and the additional debt related to the Brickell Transaction which closed in June 2022.

•Interest Income. The decrease in Interest income during the nine months ended September 30, 2023 compared with the same period in 2022 is primarily due to a decrease resulting from the repayment of the mezzanine financing loan related to the Brickell Transaction in June 2022, partially offset by an increase in interest income related to the mezzanine financing loan to Onera which closed in January 2023.

•Other Income, net. The decrease in Other Income, net for the nine months ended September 30, 2023 is due to the write-off of deferred financing costs related to the recast of our 2018 Senior Credit Facility and our $200 Million GIC Joint Venture Credit Facility (as defined in "Note 5 - Debt" to the Condensed Consolidated Financial Statements).

•Income Tax Expense. Income taxes in interim quarters are based on an estimated annual effective tax rate. The Company recorded $1.7 million in income tax expense for the nine months ended September 30, 2023, which represents a $3.0 decrease from the nine months ended September 30, 2022. Seasonality in quarterly net income (loss), and changes in the forecasted earnings causes variability in income taxes recorded in each quarter.

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

The following is an unaudited reconciliation of our net loss, determined in accordance with GAAP, to FFO and AFFO for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share/unit amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(5,769)	$(1,041)	$(6,849)	$13,299
Preferred dividends	(3,968)	(3,968)	(11,906)	(11,906)
Distributions to and accretion of redeemable non-controlling interests	(656)	(656)	(1,970)	(1,866)
Loss (income) related to non-controlling interests in consolidated joint ventures	4,442	3,730	8,093	(5,219)
Net loss applicable to Common Stock and Common Units	(5,951)	(1,935)	(12,632)	(5,692)
Real estate-related depreciation	36,697	36,804	108,751	108,959
Loss (gain) on disposal of assets and other dispositions, net	16	5	384	(20,479)
Adjustments related to non-controlling interests in consolidated joint ventures	(8,093)	(6,789)	(23,911)	(13,077)
FFO applicable to Common Stock and Common Units	22,669	28,085	72,592	69,711
Recoveries of credit losses	(250)	(850)	(500)	(1,100)
Amortization of debt issuance costs	1,594	1,413	4,379	4,238
Amortization of franchise fees	153	167	439	504
Amortization of intangible assets, net	911	892	2,733	2,732
Equity-based compensation	1,867	1,231	5,913	7,070
Transaction costs and other	—	56	24	737
Debt transaction costs	90	1,131	352	1,166
Non-cash interest income, net	(134)	—	(397)	(113)
Non-cash lease expense, net	106	115	368	374
Casualty losses, net	380	750	1,851	1,054
Other non-cash items, net	—	—	768	—
Adjustments related to non-controlling interests in consolidated joint ventures	(840)	(2,123)	(2,631)	(2,743)
AFFO applicable to Common Stock and Common Units	$26,546	$30,867	$85,891	$83,630
FFO per share of Common Stock and Common Units	$0.19	$0.23	$0.59	$0.57
AFFO per share of Common Stock and Common Units	$0.22	$0.25	$0.70	$0.69
Weighted-average diluted shares of Common Stock and Common Units:
FFO(1) and AFFO (1) (2)	122,513	121,265	122,312	121,289
(1)    The weighted-average diluted shares of Common Stock and Common Units used to calculate FFO and AFFO per share of Common Stock and Common Units for the three months ended September 30, 2023 and 2022 includes the dilutive effect of our outstanding restricted stock awards. These shares were excluded from our weighted-average shares outstanding used to calculate net loss per share because they would have been antidilutive. The weighted-average shares of Common Stock and Common Units used to calculate FFO and AFFO per share of Common Stock and Common Units for the three and nine months ended September 30, 2023 and 2022 exclude the potential dilution related to our Convertible Notes as we intend to settle the principal value of the Convertible Notes in cash.

(2)    AFFO applicable to Common Stock and Common Units for the three and nine months ended September 30, 2023 and 2022 has not been adjusted for interest related to our Convertible Notes for purposes of calculating AFFO per share of Common Stock and Common Units because we intend to settle the principal portion of the Convertible Notes in cash and we did not include in the denominator of our calculation of AFFO per share of Common Stock and Common Units the potential dilutive effect of shares that would be issued if the principal portion of the Convertible Notes were converted into shares of our Common Stock.

The following is an unaudited reconciliation of weighted-average diluted shares of Common Stock to non-GAAP weighted-average diluted shares of Common Stock and Common Units for FFO and AFFO (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted-average shares of Common Stock outstanding	105,650	105,232	105,510	105,110
Dilutive effect of unvested restricted stock awards	44	49	187	195
Dilutive effect of Common Units of Operating Partnership	15,970	15,984	15,974	15,984
Dilutive effect of shares of Common Stock issuable upon conversion of convertible debt	24,801	24,086	24,557	24,086
Adjusted weighted diluted shares of Common Stock	146,465	145,351	146,228	145,375

Non-GAAP adjustment for dilutive effects of restricted stock awards	849	—	641	—
Non-GAAP adjustment for dilutive effect of shares of Common Stock issuable upon conversion of convertible debt	(24,801)	(24,086)	(24,557)	(24,086)
Non-GAAP weighted diluted share of Common Stock and Common Units	122,513	121,265	122,312	121,289

AFFO applicable to shares of Common Stock and Common Units increased by $2.3 million for the nine months ended September 30, 2023 due to a continued improvement in our operating performance (after adjusting for the gain on the sale of a hotel property during the nine months ended September 30, 2022) that has been primarily driven by leisure travel and improvements in other demand segments such as business transient and group travel. The increase in AFFO during the nine months ended September 30, 2023 was also the result of the acquisition of the Canopy New Orleans hotel upon completion of the second closing of the NCI Transaction at the end of March 2022 and the addition of the Acquired Properties to our portfolio. These increases in AFFO were partially offset by the disposition of properties during the nine months ended September 30, 2023 and 2022

AFFO applicable to shares of Common Stock and Common Units decreased by $4.3 million for the three months ended September 30, 2023 primarily due to a $4.4 million increase in interest expense during the current period compared with the same period of the prior year.

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

The following is an unaudited reconciliation of our net loss, determined in accordance with GAAP, to EBITDA, EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2023 and 2022, (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(5,769)	$(1,041)	$(6,849)	$13,299
Depreciation and amortization	37,882	38,130	112,300	112,462
Interest expense	22,020	17,645	65,177	46,202
Interest income	(150)	(14)	(390)	(20)
Income tax expense	1,360	210	1,679	4,647
EBITDA	55,343	54,930	171,917	176,590
Loss (gain) on disposal of assets and other dispositions, net	16	5	384	(20,479)
EBITDAre	55,359	54,935	172,301	156,111
Recoveries of credit losses	(250)	(850)	(500)	(1,100)
Amortization of key money liabilities	(121)	(144)	(378)	(267)
Equity-based compensation	1,867	1,231	5,913	7,070
Transaction costs and other	—	56	24	737
Debt transaction costs	90	1,131	352	1,166
Non-cash interest income, net	(134)	—	(397)	(113)
Non-cash lease expense, net	106	115	368	374
Casualty losses, net	380	750	1,851	1,054
Loss (income) related to non-controlling interests in consolidated joint ventures	4,442	3,730	8,093	(5,219)
Other non-cash items, net	—	—	713	—
Adjustments related to non-controlling interests in consolidated joint ventures	(15,424)	(13,736)	(44,760)	(25,082)
Adjusted EBITDAre	$46,315	$47,218	$143,580	$134,731

The increase in Adjusted EBITDAre for the nine months ended September 30, 2023 in comparison with the nine months ended September 30, 2022 is primarily due to improvement in our operating performance in the current period over the same period in the prior year (after adjusting for the gain on the sale of a hotel property during the nine months ended September 30, 2022) that has been primarily driven by leisure travel and improvements in other demand segments such as business transient and group travel. The increase in EBITDAre during the nine months ended September 30, 2023 was also the result of the acquisition of the Canopy New Orleans hotel upon completion of the second closing of the NCI Transaction at the end of March 2022 and the addition of the Acquired Properties to our portfolio. These increases in EBITDAre were partially offset by the disposition of properties during the nine months ended September 30, 2023 and 2022.

The decrease in Adjusted EBITDAre for the three months ended September 30, 2023 in comparison with the three months ended September 30, 2022 is primarily due to higher corporate general and administrative and insurance costs incurred during the three months ended September 30, 2023 compared with the same period of the prior year, partially offset by lower property tax expense for the three months ended September 30, 2023.

Liquidity and Capital Resources

Our short-term cash obligations consist primarily of operating expenses and other expenditures directly associated with our lodging properties, recurring maintenance and capital expenditures necessary to maintain our lodging properties in accordance with internal and brand standards, capital expenditures to improve our lodging properties, interest payments, settlement of interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, our joint venture acquisitions and capital requirements, contractual lease payments, corporate overhead, and dividends and distributions to our stockholders and unitholders when declared and paid. Our corporate overhead primarily consists of employee compensation expenses, professional fees, corporate insurance and rent expenses. Cash requirements for our corporate overhead expenses (excluding non-cash equity-based compensation), which are generally paid from operating cash flows, were $6.3 million and $5.3 million for the three months ended September 30, 2023 and 2022, and $19.3 million and $16.7 million for the nine months ended September 30, 2023 and 2022, respectively. We generally expect our corporate overhead expenses to remain consistent with the level of our operating activities and market conditions for goods and services.

Our long-term cash obligations consist primarily of dividends and distributions, scheduled debt payments, including maturing loans, capital required for renovations and other non-recurring capital expenditures that periodically are made with respect to our lodging properties, and lease obligations.

Our sources of cash are primarily from operating cash flows, sales of lodging properties, principal and interest payments from borrowers on notes receivable, and debt financing.

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

Outstanding Indebtedness

At September 30, 2023, we had $15.0 million of outstanding borrowings under our $400 Million Revolver, $200.0 million outstanding on our $200 Million Term Loan, and $225.0 million outstanding on our 2018 Term Loan (each of such credit facilities are defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements). Each of the credit facilities was supported by the 53 lodging properties included in the credit facility borrowing base and a pledge of the equity securities in each of the entities that own the 53 lodging properties, and the respective TRS Lessees. We also had $287.5 million of Convertible Notes outstanding. We amended the 2018 Senior Credit Facility in June 2023. For more information concerning the 2018 Senior Credit Facility and its amendment, see "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements.

At September 30, 2023, the GIC Joint Venture had $200.0 million outstanding under our GIC Joint Venture Credit Facility, which included borrowings of $75.0 million on its $75.0 million term loan and $125.0 million on its $125.0 million revolving line of credit. The GIC Joint Venture Credit Facility is secured primarily by a first priority pledge of the equity interests in the subsidiaries that own the 11-lodging property borrowing base assets, and the related TRS entities, which wholly own the TRS Lessees. See "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements for additional information.

In September of 2023, the Company entered into an amendment to the GIC Joint Venture Credit Facility (the "GIC Joint Venture Credit Amendment"). The GIC Joint Venture Credit Amendment extends the maturity of the $125 Million Revolver and the $75 Million Term Loan to September 2027, which may be extended by the Company for a single twelve-month period, subject to certain conditions. For additional information, see "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements for additional information.

In February 2023, we amended the GIC Joint Venture Credit Facility to provide for certain financial covenant waivers and adjustments as described in “Note 5 – Debt” to the Condensed Consolidated Financial Statements.

Our outstanding indebtedness requires us to comply with various financial and other covenants. At September 30, 2023, we and our GIC Joint Venture are in compliance with all loan covenants. However, a lender has asserted that we are in technical default under a mortgage loan. We believe that the lender's assertion of default is without merit. See "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements related to our financing arrangements.

To complete the NCI Transaction during the first quarter of 2022, the GIC Joint Venture entered into a $410.0 million senior secured term loan facility (the “GIC Joint Venture Term Loan”) secured by the 27 lodging properties and two parking garages acquired in the transaction and assumed a PACE loan totaling $6.5 million. The GIC Joint Venture Term Loan has an accordion feature which provides for an increase in the total commitments by up to $190.0 million, for aggregate potential borrowings of up to $600.0 million. The GIC Joint Venture Term Loan will mature on January 13, 2026 and can be extended for one twelve-month period at the GIC Joint Venture's option, subject to certain conditions. The GIC Joint Venture Term Loan is interest-only and provides for a floating interest rate equal to SOFR plus 2.86%. The outstanding balance of the PACE loan is $6.1 million at September 30, 2023.

Additionally, the GIC Joint Venture has a mortgage loan outstanding totaling $12.8 million at September 30, 2023 related to the acquisition of the Embassy Suites in Tucson, AZ in December 2021.

In June 2022, the Brickell Joint Venture, as borrower, and the Operating Partnership, as the non-recourse guarantor, entered into a $47.0 million mortgage loan and non-recourse guaranty with City National Bank of Florida ("City National Bank") to finance the dual-branded 264-guestroom AC/Element Hotel. The City National Bank loan provides for an interest rate equal to one-month LIBOR plus 300 basis points. Payment terms include an interest-only period through June 30, 2024 and the loan will amortize on a 25-year schedule from July 1, 2024 through the maturity date of June 30, 2025. The City National Bank loan is prepayable at any time without penalty. The balance of the mortgage loan is $47.0 million at September 30, 2023.

As of September 30, 2023, we have scheduled debt principal amortization payments during the next twelve months totaling $2.4 million when taking into consideration extension options available to us. Currently, we have the capacity to pay these scheduled principal payments using cash on hand or draws under our $400 Million Revolver.

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

Our outstanding indebtedness requires us to comply with various financial and other covenants. At September 30, 2023, we and our GIC Joint Venture are in compliance with all loan covenants. See "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements related to our financing arrangements.

A summary of our gross debt at September 30, 2023 is as follows (dollars in thousands):

Lender	Interest Rate	Maturity Date	Number of Encumbered Properties	Principal Amount Outstanding
OPERATING PARTNERSHIP DEBT:
2018 Senior Credit Facility
Bank of America, NA
$400 Million Revolver (1)(2)	7.37% Variable	June 21, 2027	n/a	$15,000
$200 Million Term Loan (1)(2)	7.32% Variable	June 21, 2026	n/a	200,000
Total Senior Credit and Term Loan Facility				215,000

Term Loans
KeyBank National Association Term Loan (1)	7.16% Variable	February 14, 2025	n/a	225,000

Convertible Notes	1.50% Fixed	February 15, 2026	n/a	287,500

Secured Mortgage Indebtedness
MetaBank	4.44% Fixed	July 1, 2027	3	42,915
Bank of the Cascades(3)	7.31% Variable	December 19, 2024	1	7,491
	4.30% Fixed	December 19, 2024		7,491
Total Mortgage Loans			4	57,897
				785,397

JOINT VENTURE DEBT:
Brickell Joint Venture Mortgage Loan
City National Bank of Florida	8.33% Variable	June 9, 2025	2	47,000

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver (4)	7.58% Variable	September 15, 2027	n/a	125,000
$75 Million Term Loan (4)	7.53% Variable	September 15, 2027	n/a	75,000
Bank of America, N.A. (5)	8.18% Variable	January 13, 2026	n/a	410,000
Wells Fargo	4.99% Fixed	June 6, 2028	1	12,848
PACE loan	6.10% Fixed	July 31, 2040	1	6,095
Total GIC Joint Venture Credit Facility and Term Loans			2	628,943
Total Joint Venture Debt			4	675,943
Total Debt			8	$1,461,340

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
(4) The $125 Million Revolver and the $75 Million Term Loan are secured by pledges of the equity in the entities and affiliated entities that own 11 lodging properties. Each individually can be extended for a single twelve-month period through September 2028 at the option of the GIC Joint Venture, subject to certain conditions.
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

On March 24, 2023, subsidiaries of the GIC Joint Venture that are the borrowers under the GIC Joint Venture Term Loan entered into two $100.0 million interest rate swaps to fix one-month term SOFR until January 2026. The interest rate swaps have an effective date of July 1, 2023 and a termination date of January 13, 2026. Pursuant to the interest rate swaps, we will pay a fixed rate of 3.35% and receive the one-month term SOFR floating rate index.

During the nine months ended September 30, 2023, the fair value of our interest rate swaps increased $10.2 million due to an increase in interest rate expectations. Each interest rate swap fixes the interest rates on portions of our variable interest rate indebtedness and converts SOFR from a floating rate to average fixed rates ranging from 2.56% to 3.35%.

Capital Expenditures

During the nine months ended September 30, 2023, we funded $63.0 million in capital expenditures ($52.0 million on a pro rata basis) at our lodging properties. We anticipate spending approximately $13.0 million to $23.0 million on capital expenditures on a pro rata basis during the remainder of 2023. We expect to fund these expenditures through a combination of cash flows from operations and borrowings under our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flows

Unaudited cash flow information for the nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Net cash provided by operating activities	$123,167	$135,681	$(12,514)
Net cash used in investing activities	(84,335)	(257,405)	173,070
Net cash (used in) provided by financing activities	(34,065)	116,025	(150,090)
Net change in cash, cash equivalents and restricted cash	$4,767	$(5,699)	$10,466

Changes from the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 were due to the following:

•Cash provided by operating activities. Cash provided by operating activities for the nine months ended September 30, 2023 was the result of net income of $116.1 million, after adjusting for non-cash items such as depreciation and amortization and equity-based compensation, and a net decrease in working capital of $7.0 million. Cash provided by operating activities for the nine months ended September 30, 2022 was the result of net income of $116.8 million, after adjusting for non-cash items such as depreciation and amortization and equity-based compensation, and a net increase in working capital of $18.8 million.

•Cash used in investing activities. The decrease in cash used in investing activities was primarily due to the net effect of property acquisitions and dispositions and capital expenditures related to hotel property renovations during each period. We closed the NCI Transaction in the first quarter of 2022 and the sale of the sale of the Hilton Garden Inn San Francisco Airport North in May 2022. Cash used in investing activities during the nine months ended September 30, 2023 primarily related to renovation capital during the period, the funding of the Onera Mezzanine Loan (see "Note 3 - Investments in Lodging Property, net" to the Condensed Consolidated Financial Statements), and the acquisitions during the nine months ended September 30, 2023 of the Residence Inn by Marriott in Scottsdale, AZ and the Nordic Lodge in Steamboat, CO, partially offset by the sale of a portfolio of four lodging properties in May 2023.

•Cash (used in) provided by financing activities. Cash used in financing activities for the nine months ended September 30, 2023 was primarily related to the payment of dividends and distributions of approximately $42.3 million and financing costs of approximately $10.3 million related to the amendment of our 2018 Senior Credit Facility and our $200 Million GIC Joint Venture Credit Facility (as defined in "Note 5 - Debt" to the Condensed Consolidated Financial Statements), partially offset by contributions by our GIC Joint Venture partner of $20.3 million,

Cash provided by financing activities for the nine months ended September 30, 2022 was primarily the net result of contributions by our GIC Joint Venture partner of $204.1 million related to the NCI Transaction and net borrowings and financing costs of approximately $10.4 million related to transactions closed during the nine months ended September 30, 2022, partially offset by dividends and distributions of approximately $96.7 million.

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

    At September 30, 2023, we were party to six interest rate derivative agreements pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

Contract date	Effective Date	Expiration Date	Average Annual Effective Fixed Rate	Notional Amount
Operating Partnership:
June 11, 2018	September 28, 2018	September 30, 2024	2.86%	$75,000
June 11, 2018	December 31, 2018	December 31, 2025	2.92%	125,000
July 26, 2022	January 31, 2023	January 31, 2027	2.60%	100,000
July 26, 2022	January 31, 2023	January 31, 2029	2.56%	100,000
Total Operating Partnership				400,000

GIC Joint Venture:
March 24, 2023	July 1, 2023(2)	January 13, 2026	3.35%	100,000
March 24, 2023	July 1, 2023(2)	January 13, 2026	3.35%	100,000
Total GIC Joint Venture				200,000
				$600,000

At September 30, 2023, after giving effect to our interest rate derivative agreements, $956.8 million, or 65%, of our consolidated debt had fixed interest rates and $504.5 million, or 35%, had variable interest rates. At September 30, 2023, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 74% of our total pro rata indebtedness when taking into consideration interest rate swaps.

At December 31, 2022, after giving effect to our interest rate derivative agreements, $758.4 million, or 52%, of our debt had fixed interest rates and $704.7 million, or 48%, had variable interest rates. At December 31, 2022, debt related to our wholly-owned properties and our pro rata share of joint venture debt had a fixed-rate debt ratio of approximately 65% of our total pro rata indebtedness when taking into consideration interest rate swaps.

Taking into consideration our existing interest rate swaps an increase or decrease in interest rates of 1.0% would decrease or increase, respectively, our cash flows by approximately $5.0 million per year. See "Note 7 - Derivative Financial Instruments and Hedging" to the accompanying Condensed Consolidated Financial Statements for additional information.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. As of September 30, 2023, we have scheduled debt principal amortization payments during the next twelve months totaling $2.4 million when taking into consideration extension options available to us.

On March 24, 2023, subsidiaries of the GIC Joint Venture that are the borrowers under the GIC Joint Venture Term Loan entered into two $100.0 million interest rate swaps to fix one-month term SOFR until January 2026. The interest rate swaps have an effective date of July 1, 2023 and a termination date of January 13, 2026. Pursuant to the interest rate swaps, we will pay a fixed rate of 3.35% and receive the one-month term SOFR floating rate index.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management team evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

Not applicable.

Item 5.                                                         Other Information.

During the quarter ended September 30, 2023, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

Item 6.                                                         Exhibits.

The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
3.1
First Amendment to the Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on August 26, 2019).

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-Kfiled by the Company on May 19, 2017)
3.3
Third Amended and Restated Bylaws of the Company, effective October 20, 2023 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-Kfiled by the Company on October 25, 2023).

10.1
$200 Million Credit Agreement dated September 15, 2023 among Summit JV MR 1, LLC, as borrower, Summit Hospitality JV, LP, as parent, each subsidiary of the borrower executing the credit facility documentation as a guarantor, various initial lenders, Bank of America, N.A., as administrative agent, and BofA Securities, Inc., as sole lead arranger and sole bookrunner.

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: November 1, 2023	By:	/s/ William H. Conkling
William H. Conkling Executive Vice President and Chief Financial Officer (principal financial officer)