Form 10-K
period 2023-12-31
Summit Hotel Properties, Inc.
filed 2024-02-29
CIK 1497645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant’s as of June 30, 2023 was $682,825,287 based on the closing sale price of the registrant’s common stock on the New York Stock Exchange as of June 30, 2023.

As of February 9, 2024 the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 107,593,373.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A for its 2024 annual meeting of stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, are incorporated herein by reference into Part III, Items 10, 11, 12, 13 and 14.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2023
SUMMIT HOTEL PROPERTIES, INC.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “forecast,” “project,” “potential,” “continue,” “likely,” “will,” “would” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•global, national, regional and local economic and geopolitical conditions and events, including wars or potential hostilities, such as future terrorist attacks, that may negatively affect business transient, group and other travel or consumer behavior;
•macroeconomic conditions related to, and our ability to manage, inflationary pressures for commodities, labor and other costs of our business;
•consumer purchasing power and overall behavior, or a potential recessionary environment, which could adversely affect our costs, liquidity, consumer confidence, and demand for travel and lodging;
•levels of spending for business and leisure travel;
•adverse changes in occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) and other lodging property operating metrics;
•     potential changes in operations as a result of new regulations or changes in brand standards;
•financing risks, including the risk of leverage and the corresponding risk of default on our existing indebtedness and potential inability to refinance or extend the maturities of our existing indebtedness;
•effects of infectious disease outbreaks or pandemics;
•default by borrowers to which we lend or provide seller financing;
•supply and demand factors in our markets or sub-markets;
•the effect of alternative accommodations on our business;
•financial condition of, and our relationships with, third-party property managers and franchisors;
•the degree and nature of our competition;
•increased interest rates or continued high rates of interest;
•increased renovation costs, which may cause actual renovation costs to exceed our current estimates;
•supply-chain disruption, which may reduce access to operating supplies or construction materials and increase related costs;
•changes in zoning laws;
•Significant increases in the cost of real property taxes and/or insurance;
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
•our failure to maintain our qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “IRC”);
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

Overview

Summit Hotel Properties, Inc. is a self-managed lodging property investment company that was organized on June 30, 2010 as a Maryland corporation. The Company holds both general and limited partnership interests in Summit Hotel OP, LP (the “Operating Partnership”), a Delaware limited partnership also organized on June 30, 2010. We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. At December 31, 2023, our portfolio consisted of 100 lodging properties with a total of 14,912 guestrooms located in 24 states. We own our properties fee simple, except for six hotel properties which are subject to ground leases. As of December 31, 2023, we own 100% of the outstanding equity interests in 56 of our lodging properties. We own a 51% controlling interest in 41 lodging properties through a joint venture with USFI G-Peak Pte. Ltd. ("GIC"), a private limited company incorporated in the Republic of Singapore (the "GIC Joint Venture"), and two 90% equity interests in separate joint ventures (the "Brickell Joint Venture" and the "Onera Joint Venture"). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

The GIC Joint Venture was formed in July 2019 with GIC to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the GIC Joint Venture and intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The GIC Joint Venture intends to finance assets with an anticipated 50% overall leverage target. The Company earns fees for providing services to the GIC Joint Venture and will have the potential to earn incentive fees based on the GIC Joint Venture achieving certain return thresholds.

As of December 31, 2023, 86% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 90% were located within the top 100 MSAs, and over 99% of our guestrooms operated under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”), and InterContinental® Hotels Group (“IHG”). Our properties are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, universities, and leisure attractions.

See "Part II - Item 8. – Financial Statements and Supplementary Data – Note 3 - Investments in Lodging Property, net" for further information.

Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At December 31, 2023, we owned, directly and indirectly, approximately 87% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding Series E and Series F preferred units of limited partnership interests. NewcrestImage Holdings, LLC owns all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units (Liquidation preference $25 per unit) of the Operating Partnership ("Series Z Preferred Units"), which was issued as part of the NCI Transaction (as defined under Part 1 - Item 1. "Our Financing Strategy" below). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as "Preferred Units."

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

We have elected to be taxed as a REIT for federal income tax purposes.  To qualify as a REIT, we cannot operate or manage our lodging properties. Accordingly, all of our lodging properties are leased to our taxable REIT subsidiaries ("TRS Lessees" or "TRSs") and managed by professional third-party property management companies.  We have one reportable segment as defined by generally accepted accounting principles (“GAAP”). See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 2 – Basis of Presentation and Significant Accounting Policies" to our Consolidated Financial Statements.

Our corporate offices are located at 13215 Bee Cave Parkway, Suite B-300, Austin, TX 78738.  Our telephone number is (512) 538-2300.  Our website is www.shpreit.com.  The information contained on, or accessible through, our website is not incorporated by reference into this report and should not be considered a part of this report.

Effects of COVID-19 Pandemic

Beginning in March 2020, we experienced the adverse effects of the COVID-19 pandemic (the "Pandemic"), which had a significant negative effect on the U.S. and global economies, including a rapid and sharp decline in all forms of travel, both domestic and international, and a significant decline in lodging demand. As such, we experienced a substantial decline in our revenues, profitability and cash flows from operations from the onset of the Pandemic and into the first quarter of 2022. We began to experience a recovery in our business in the first quarter of 2022, which accelerated in the second quarter of 2022 and thereafter. As a result, we experienced significant improvement in lodging demand during the years ended December 31, 2023 and 2022 led by strong leisure travel and more recently, growth in business transient and group travel.

Business Strategy

Our portfolio consists of lodging properties in desirable locations with efficient operating models. Our approach to creating value includes the following:

•Strategically allocate capital which includes, among other things, capital investment, growth initiatives and other strategic transactions;
•Evolving our portfolio by selling assets with lower operating margins, RevPAR growth opportunities or risk-adjusted return profiles and purchasing assets with higher operating margins, RevPAR growth opportunities or risk-adjusted return profiles; and
•Intensive asset and revenue management.

The key elements of our strategy that we believe will allow us to create long-term value include the following:

Focus on Lodging Properties with Efficient Operating Models. We focus on lodging properties with efficient operating models that are predominantly in the Upscale segment of the lodging industry, as defined by Smith Travel Research ("STR"). We believe that our focus on this segment provides us the opportunity to achieve strong, risk-adjusted returns across multiple lodging cycles for several reasons, including:

•RevPAR Growth.  We believe that our lodging properties are positioned for long-term demand growth supported by the characteristics of our portfolio and its ability to appeal to evolving guests preferences.

•Stable Cash Flow.  Our lodging properties are generally operated with fewer employees than full-service lodging properties, which enables our assets to generate higher operating margins and cash flows with less volatility.

•Broad Customer Base.  Our target brands deliver consistently high-quality guest accommodations with value-oriented pricing that we believe appeals to a wide range of customers, including business transient, group, leisure and government travelers. We believe that our lodging properties are particularly popular with frequent travelers who seek to stay in properties operating under Marriott, Hilton, Hyatt, or IHG brands, which offer strong loyalty rewards programs.

•Lower Capital Requirements and Enhanced Diversification.  Lodging properties with efficient operating models generally require less capital to acquire, build, and maintain on an absolute and a per-key basis, than lodging properties in the full-service segment of the industry. As a result, we can diversify our investment capital into ownership of a larger number of lodging properties than we could in the full-service segment.

Capitalize on Investments in Our Lodging Properties.  We believe in the benefits of strategically investing capital in our properties to ensure they are in good physical condition and facilitate market leading financial performance. We believe these investments produce attractive returns, and we intend to continue to invest capital to upgrade our lodging properties with strategic renovations, property improvement plans, and return on discretionary investments.

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
•operate under leading franchise brands, which may include but are not limited to brands owned by Marriott, Hilton, Hyatt, and IHG, as well as select independent lodging properties that meet our investment criteria;
•located in close proximity to multiple demand generators, such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, universities, and leisure attractions, with a diverse source of potential guests, including business transient, group, leisure, and government travelers;
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

Our Financing Strategy

We rely on cash generated through operations, working capital, borrowings under our senior revolving and term loan facility (the "2023 Senior Credit Facility"), term debt, repayment of notes receivable, proceeds from the issuance of convertible securities, proceeds from the issuance of common and preferred securities, the strategic sale of lodging properties, contributions from our joint venture partners, and the release of restricted cash upon satisfaction of the usage requirements to finance our business. We may also issue Common Units or Preferred Units of the Operating Partnership in connection with acquisitions.

The 2023 Senior Credit Facility is comprised of a $400.0 million revolver (the "$400 Million Revolver") and a $200.0 million term loan facility (the $200 Million Term Loan"). We entered into the 2023 Senior Credit Facility during the year ended December 31, 2023, which amended and restated in its entirety our prior senior credit facility and included fully extended maturities for the $400 Million Revolver and $200 Million Term Loan to June 2028. See "Part II - Item 8. - Financial Statements and Supplementary Data - Note 6 – Debt” for further information.

In February 2024, the Company successfully completed a new $200 million senior unsecured term loan financing (the “2024 Term Loan”). The 2024 Term Loan provides for a fully extended maturity date of February 2029 and interest rate pricing ranging from 135 basis points to 235 basis points over the applicable adjusted term Secured Overnight Financing Rate (“SOFR”). Proceeds from the 2024 Term Loan financing along with advances on our $400 Million Revolver were used to repay in full the Company’s $225 million 2018 Term Loan (as defined under "Part II - Item 8. - Financial Statements and Supplementary Data - Note 6 – Debt”) that was scheduled to mature in February 2025. As a result of the 2024 Term Loan financing, the Company has significantly reduced its debt maturities until 2026 and has an average length to maturity of approximately 3.6 years. Other terms of the agreement are similar to the Company’s previous 2018 Term Loan. See "Part II - Item 8. - Financial Statements and Supplementary Data - Note 6 – Debt” for further information.

Our GIC Joint Venture also operates with borrowings under a $200.0 million credit facility (the "GIC Joint Venture Credit Facility"). The GIC Joint Venture Credit Facility is comprised of a $125.0 million revolving credit facility (the “$125 Million Revolver”) and a $75.0 million term loan (the “$75 Million Term Loan”). In September 2023, we recast the GIC Joint Venture Facility to extend the maturities of the $125 Million Revolver and the $75 Million Term Loan to September 2028. See "Part II - Item 8. - Financial Statements and Supplementary Data - Note 6 – Debt” for further information.

In January and March 2022, the Operating Partnership and the GIC Joint Venture closed on a transaction with NewcrestImage Holdings, LLC, a Delaware limited liability company, and NewcrestImage Holdings II, LLC, a Delaware limited liability company (together, “NewcrestImage”), to purchase from NewcrestImage a portfolio of 27 lodging properties, containing an aggregate of 3,709 guestrooms, and two parking structures, containing 1,002 spaces and various financial incentives for an aggregate purchase price of $822.0 million (the "NCI Transaction"). In connection with the NCI Transaction, on January 13, 2022, our GIC Joint Venture entered into a $410.0 million senior secured term loan facility (the “GIC Joint Venture Term Loan”) secured by the 27 lodging properties and two parking garages acquired in the NCI Transaction and assumed a Property Assessed Clean Energy (" PACE") loan totaling $6.5 million. The GIC Joint Venture Term Loan has an accordion feature which will permit an increase in the total commitments by up to $190.0 million, for aggregate potential borrowings of up to $600.0 million. The GIC Joint Venture Term Loan has an initial maturity date of January 2026 and can be extended for a single 12-month period at the GIC Joint Venture's option, subject to certain contains. As such, the GIC Joint Venture Term Loan has a fully extended maturity date of January 2027. See "Part II - Item 8. - Financial Statements and Supplementary Data - Note 6 – Debt” for further information.

Our long-term leverage approach is to maintain conservative debt levels with high coverage ratios to allow us the flexibility to withstand various economic cycles and to position us for growth when opportunities arise that meet our investment criteria.

Our debt includes, and may include in the future, debt secured by stock pledges, mortgage debt secured by lodging properties and unsecured debt. As of December 31, 2023, we had $1.4 billion in outstanding indebtedness, including $675.9 million related to our joint ventures. Our pro rata debt taking into consideration only our portion of our joint venture debt was $1.1 billion at December 31, 2023.

When purchasing lodging properties, the Operating Partnership may issue Common Units or Preferred Units as full or partial consideration to sellers who may be interested in taking advantage of the opportunity to defer taxable gains on the sale of a property or participate in the potential appreciation in the value of our common stock.

Competition

We face competition for investments in lodging properties from institutional pension funds, private equity investors, REITs, lodging companies and others who are engaged in acquisitions of and investments in lodging properties. Some of these entities have substantially greater financial and operational resources than we have. This competition may increase the bargaining power of property owners seeking to sell, reduce the number of suitable investment opportunities available to us, and increase the cost of acquiring targeted lodging properties.

The lodging industry is highly competitive. Our lodging properties compete with other hotel properties and alternative accommodations for guests in their respective markets based on a number of factors, including location, convenience, brand affiliation, quality of the physical condition of the lodging property, guestroom rates, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our lodging properties are located and includes competition from existing and new hotel properties and alternative accommodations. Competition could adversely affect our occupancy rates, our ADR and our RevPAR, and may require us to provide additional amenities or make capital improvements that we otherwise would not make, which may reduce our profitability.

Seasonality

Certain segments of the lodging industry are seasonal in nature. The current trend in our business is for corporate, group and leisure travelers to occupy lodging properties relatively consistently throughout the year, but decreases in business travel occur during summer and the winter holidays.  The lodging industry is also seasonal based upon geography.  Lodging properties in the southern U.S. tend to have higher occupancy rates during the winter months.  Lodging properties in the northern U.S. tend to have higher occupancy rates during the summer months.

Regulation

Our lodging properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to accessibility, fire and safety requirements. We believe each of our lodging properties has the necessary permits and approvals to operate its business.

Americans with Disabilities Act of 1990 (“ADA”)

Our properties must comply with Title III of the ADA to the extent that they are “public accommodations” as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where removal is readily achievable. Although we believe the properties in our portfolio substantially comply with present requirements of the ADA, a determination to the contrary could require removal of access barriers and non-compliance could result in litigation costs, costs to remediate deficiencies, U.S. government fines or in damages to private litigants. The obligation to make readily achievable accommodations is ongoing, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Environmental, Health and Safety Matters

Our lodging properties and undeveloped land parcels are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of the property, to perform or pay for the cleanup of contamination (including hazardous substances, waste, or petroleum products) at, on, under or emanating from the property and to pay for natural resource damages arising from contamination.  These laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused the contamination, and the liability may be joint and several.  Because these laws also impose liability on persons who owned a property at the time it became contaminated, we could incur cleanup costs or other environmental liabilities even after we sell properties. Contamination at, on, under or emanating from our properties also may expose us to liability to private parties for costs of remediation, personal injury, death or property damage.  In addition, environmental liens may be created on contaminated sites in favor of the government for damages and costs it incurs to address contamination.  If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which our property may be used or our businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

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

Independent environmental consultants conducted Phase I environmental site assessments on all of our properties prior to acquisition and we intend to conduct Phase I environmental site assessments on properties we acquire in the future. Phase I site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed properties and surrounding properties. These assessments do not generally include soil sampling, subsurface investigations or comprehensive asbestos surveys. In some cases, the Phase I environmental site assessments were conducted by another entity such as a lender, and we may not have the authorization to rely on such reports. None of the Phase I environmental site assessments of the lodging properties in our portfolio revealed any past or present environmental condition that we believe could have a material adverse effect on our business, consolidated financial position, or results of operations. In addition, the Phase I environmental site assessments may also have failed to reveal all environmental conditions, liabilities or compliance concerns. The Phase I environmental site assessments were completed at various times and material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability.

In addition, our lodging properties (including our real property, operations and equipment) are subject to various federal, state and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to, the potential transmission of infectious diseases, the existence of mold and other airborne contaminants above regulatory thresholds, the registration, maintenance and operation of our boilers and storage tanks, the supply of potable water to our guests, air emissions from emergency generators, storm water and wastewater discharges, protection of natural resources, asbestos, lead-based paint, and waste management. Some of our lodging properties also routinely handle and use hazardous or regulated substances and wastes as part of their operations (for example, swimming pool chemicals or biological waste). Our lodging properties incur costs, and in certain situations, may be required to limit operations, to comply with these environmental, health and safety laws and regulations and if these regulatory requirements are not met or unforeseen events result in the discharge of dangerous or toxic substances at our lodging properties, we could be subject to fines and penalties for non-compliance with applicable laws and material liability from third parties for harm to the environment, damage to real property, personal injury, or death. We are aware of no past or present environmental liability for non-compliance with environmental, health and safety laws and regulations that we believe would have a material adverse effect on our business, consolidated financial position, or results of operations.

Environmental, Social and Governance ("ESG") Matters

Our ongoing commitment to our environment, our communities and our stakeholders is an important part of our core responsibility to be more sustainable, inclusive and equitable. Since establishing our Corporate Responsibility program in 2017, we have built upon our sustainability objectives, including tracking metrics related to our energy and water consumption and greenhouse gas emissions. We have also established science-aligned reduction targets for emissions and water usage. We continue to improve the efficiency of our buildings and promote sustainable operations through our resource management program, and we have sourced renewable energy for several lodging properties. Additionally, we have expanded charitable engagement with our community through the Summit Foundation, our 501(c)(3) nonprofit organization, and have broadened our social programs to enhance connectivity among our employees, business partners, and other stakeholders to better enable us to champion an environment of diversity and inclusion.

Over the past few years, we have expanded the number of our lodging properties with smart building technologies, electric vehicle charging stations, and green certifications. We reduced our greenhouse gas emissions by 15% from our 2019 baseline year by reducing our energy consumption by 7% and increasing the percentage of our electricity sourced from renewable energy by 6%. For more information on these and our other sustainability practices, including environmental and social metrics and results, please see our current sustainability report available on our website at https://www.shpreit.com/responsibility/about.

Forward-looking and other statements in this report or other locations, such as our corporate website, is informed by various ESG standards and frameworks (including standards for the measurement of underlying data) and the interests of various stakeholders. Such information may not and should not be interpreted as necessarily being “material” under the federal securities laws for reporting purposes with the Securities and Exchange Commission ("SEC"), even if we use the word “material” or “materiality” in such documents. ESG information is also often reliant on third-party information or methodologies that are subject to evolving expectations and best practices, and our approach to and discussion of these matters may continue to evolve as well. For example, our disclosures may change due to revisions in framework requirements, availability of information, changes in our business or applicable governmental policies, or other factors, some of which may be beyond our control. Finally, website and document references in this report are provided for convenience; absent express language to the contrary, such materials are not incorporated by reference to this report.

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

For the income from our lodging operations to constitute “rents from real property” for purposes of the gross income tests required for REIT qualification, we cannot directly operate any of our lodging properties.  We may, however, generate "rents from real property" through leasing our lodging properties to our TRSs, subject to certain conditions. A TRS is a fully taxable corporate subsidiary of a REIT that jointly elects with the REIT to be treated as a TRS of that REIT. Accordingly, all of our lodging properties are leased to our TRS Lessees. We have separate TRSs that lease the lodging properties owned in our joint ventures. We will lease newly acquired lodging properties to our existing TRSs or additional TRSs in the future.  Our TRS Lessees pay rent to us that will qualify as “rents from real property,” provided that the TRS Lessees engage “eligible independent contractors” to manage our lodging properties.  All of our lodging properties are operated pursuant to lodging property management agreements with professional third-party property management companies.  We believe each of the third-party managers qualifies as an “eligible independent contractor” under the IRC.

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

Human Capital Resources

As of February 9, 2024, we had 78 full-time corporate employees. None of our corporate employees is represented by a labor union or covered by a collective bargaining agreement. All persons employed in the day-to-day operations of our lodging properties are employees of our third-party independent property management companies engaged by our TRS Lessees or their subsidiaries to operate such lodging properties.

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
•Employee education programs.

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

We believe that equal employment opportunity is a fundamental principle and do not tolerate discrimination against any person on the basis of race, color, religious creed, sex, age, gender, gender identity, national origin, ancestry, present or past history of mental disability, learning disability, physical disability, marital status, pregnancy, genetic information, sexual orientation or any other protected characteristic as established by law, in recruiting, hiring, compensation, benefits, termination or any other terms or conditions of employment. Our employees have multiple avenues available through which concerns or inappropriate behavior can be reported, including a confidential hotline. Any concerns or reports of inappropriate behavior would be promptly investigated with appropriate action taken to address such concerns or behavior.

We are committed to maintaining a work culture that treats all employees fairly and with respect, promotes inclusivity and provides equal opportunities for advancement based on merit. Our workforce diversity has increased during the year ended December 31, 2023. Of the 78 full-time corporate employees employed by us at February 9, 2024, women constituted approximately 45% of our workforce. Individuals who identify as traditionally underrepresented races or ethnicities constituted approximately 22% of our workforce. We intend to continue using a combination of targeted recruiting, talent development and internal promotion strategies to expand the diversity of our employee base across all roles and functions.

Available Information

Our Internet website is located at www.shpreit.com. Copies of the charters of the committees of our board of directors, our code of business conduct and ethics and our corporate governance guidelines are available on our website. We will provide timely disclosures of amendments and waivers to the aforementioned documents, if any, via website posting. All reports that we have filed with the SEC including this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, can be obtained free of charge from the SEC’s website at www.sec.gov or through our website. The information contained on, or accessible through the SEC’s website or our website, is not incorporated by reference into this report and should not be considered a part of this report.

Item 1A.    Risk Factors.

Summary of Risk Factors

Risks Related to Our Business

•Risks related to achieving revenue and net income growth
•Risks related to financing, including the risk of leverage and the corresponding risk of default on our existing indebtedness and potential inability to refinance or extend the maturities of our existing indebtedness;
•Risks related to acquisitions
•Risks of taxable gains as a result of lodging property dispositions
•Risks related to our third-party property management companies
•Risks related to lodging property management and franchise agreements
•Risks related to increased interest rates or continued high rates of interest, and our ability to hedge our interest rate exposure
•Risks related to retaining key personnel
•Risks related to organized labor
•Risks related to the effect on our business or guest confidence from a data breach or significant disruption of property operator information technology networks as a result of cyber-attacks that are greater than insurance coverages or indemnities from service providers
•Risks related to uninsured and underinsured losses
•Risks related to the management of our joint ventures
•Risks related to inflation
•Risks related to credit financing that we may provide to borrowers
•Risks related to global, national, regional and local economic and geopolitical conditions and events, including wars or potential hostilities, such as terrorist attacks that may affect travel

Risks Related to the Lodging Industry

•Risks related to infectious disease outbreaks or pandemics
•Risks related to adverse changes in economic conditions
•Risks related to competition from other lodging properties and alternative accommodations
•Risks inherent to the ownership of lodging properties and the markets in which we operate
•Risks related to lodging property development and other capital expenditures
•Risks related to changes in consumer trends and preferences

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

Risks Related to Our Status as a REIT

•Risks related to compliance with REIT regulations
•Risks related to our TRS structure, including increased tax liabilities and operating costs
•Risks that transactions with our TRSs are not conducted on arm's-length terms
•Risks that the management companies of our lodging properties may not qualify as “eligible independent contractors,” or our lodging properties may not be considered “qualified lodging facilities”
•Risks that the 100% prohibited transactions tax may limit our ability to dispose of our properties
•Risks related to adverse legislative or regulatory tax changes
•Risks related to our REIT distribution requirements
•Risks that our Operating Partnership could be treated as a publicly traded partnership taxable as a corporation for federal income tax purposes
•Risks that stockholders may be restricted from acquiring or transferring certain amounts of our stock
•Risks that the IRS could determine that certain payments we have received in the nature of liquidated damages may not be ignored for purposes of the gross income tests applicable to REITs

Risks Related to Environmental, Social and Governance Factors

•Risks related to environmental uncertainties and natural disasters
•Risks related to our ability to continue to manage our ESG program to achieve expected social, environment and governance objectives and goals

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

Our business strategy includes achieving continued revenue and cash flow growth from anticipated improvement in demand for lodging guestrooms driven by long-term economic growth. We, however, cannot provide any assurances that demand for lodging guestrooms will increase from current levels or continue to exceed the growth of new supply, or the time or extent of any demand growth that we do experience. If demand does not continue to increase as the economy grows, or if there is a slowdown in the general economy or a recession resulting in weakening demand, our operating results and growth prospects could be adversely affected. As a result, any slowdown in economic growth or an economic downturn could adversely affect our future results of operations and our growth prospects.

Our expenses may not decrease if our revenue decreases.

Many of the expenses associated with owning and operating lodging properties, such as debt service payments, property taxes, insurance, utilities, and certain employee compensation costs are relatively fixed. They do not necessarily decrease directly with a reduction in revenue at the lodging properties and may be subject to increases that are not related to the performance of our lodging properties or the increase in the rate of inflation. Also, as of December 31, 2023, six of our lodging properties are subject to third-party ground leases which generally require periodic increases in rent payments. Our ability to pay these rents could be adversely affected if our revenues for these lodging properties do not increase at the same or a greater rate than the increases in rental payments under the ground leases.

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

We believe that unions are generally becoming increasingly active about organizing workers at lodging properties in certain locations and in some cases are demanding changes to work rules or conditions that are potentially more costly to owners. Union activity in markets in which we own lodging properties can increase our operating costs even if our hotels are not unionized. If the workers at our lodging properties unionize in the future or if there is unionization activity in a market in which we own a lodging property, we could incur a significant increase in administrative, labor and legal expenses, which could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

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

Additionally, if the United States experiences a significant economic downturn, we would have to manage our costs and capital investments accordingly, which could adversely affect our near-term growth. Our inability to complete lodging property acquisitions on favorable terms or at all, could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

The sale of certain lodging properties could result in significant tax liabilities unless we are able to defer the taxable gain through like-kind exchanges under Section 1031 of the IRC ("1031 Exchanges").

From time to time, we structure asset sales for possible inclusion in like-kind exchanges within the meaning of Section 1031 of the IRC. The ability to complete a like-kind exchange depends on many factors, including, among others, identifying and acquiring suitable replacement property within limited time periods, and the ownership structure of the properties being sold and acquired.  Therefore, we are not always able to sell an asset as part of a like-kind exchange. When successful, a like-kind exchange enables us to defer the taxable gain on the asset sold. Our inability to defer the taxable gain resulting from the sales of certain lodging properties, could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock. Moreover, Section 1031 Exchanges now only apply to real property and do not apply to any related personal property transferred with the real property. As a result, any appreciated personal property that is transferred in connection with a Section 1031 Exchange of real property will cause gain to be recognized, and such gain is generally treated as non-qualifying income for the REIT 95% and 75% gross income tests. Any such non-qualifying income could have an adverse effect on our REIT status.

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
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of lodging properties, into our existing operations; and
•the inability of our acquired lodging properties to meet our operating performance expectations could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

We may assume liabilities in connection with the acquisition of lodging properties, including unknown liabilities.

We may assume existing liabilities in connection with the acquisition of lodging properties, some of which may be unknown or unquantifiable on the acquisition date.  Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of lodging guests, vendors or other persons dealing with the seller of a particular lodging property, tax liabilities, employment-related issues and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise.  If the magnitude of such unknown liabilities is high, they could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

We may not be able to cause our management companies to operate any of our lodging properties in a manner that is satisfactory to us, and termination of our management agreements may be costly and disruptive.

To qualify as a REIT, we cannot operate or manage our lodging properties.  Accordingly, all of our lodging properties are leased to TRS Lessees of our TRSs.  All of our lodging properties are operated pursuant to management agreements with independent management companies, each of which must qualify as an “eligible independent contractor” to operate our lodging properties. As a result, our consolidated financial position, results of operations and our ability to service debt and make distributions to stockholders are dependent on the ability of our management companies to operate our lodging properties successfully. Any failure of our management companies to provide quality services and amenities or maintain a quality brand name and reputation could have a negative effect on their ability to operate our lodging properties and could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

These conditions could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

The management of a large number of lodging properties in our portfolio is currently concentrated with one property management company.

As of December 31, 2023, Aimbridge Hospitality or its affiliates (“Aimbridge”) managed 61 of our 100 lodging properties. Thus, a substantial portion of our revenues is generated by lodging properties managed by Aimbridge.  This significant concentration of operational risk in one management company makes us more vulnerable economically than if our management was more evenly diversified among several management companies. Any adverse developments in Aimbridge's business, financial strength or ability to operate our lodging properties efficiently and effectively could have a material adverse effect on our results of operations. We cannot provide assurance that Aimbridge will satisfy its obligations to us or effectively and efficiently operate our lodging properties. The failure or inability of Aimbridge to satisfy its obligations to us or effectively and efficiently operate our lodging properties could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

Our lodging properties may be clustered geographically increasing business risks based on adverse market conditions.

Our lodging properties are primarily located in the top 50 MSAs and 90% are located within the top 100 MSAs. In certain regions, we have lodging properties that are concentrated geographically, which may increase business risks based on adverse market conditions. Adverse market developments in a particular region, which themselves may become more frequent and severe due to climate change, could adversely affect lodging demand and rates. Also, adverse market developments caused by increased capacity in a region in which we are located could adversely affect rates or demand for our lodging properties due to increased competition. These conditions could have a material adverse effect on our profitability and cash generation.

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

These conditions could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

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

The loss of a franchise license could materially and adversely affect the operations or the underlying value of the lodging property because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. Because our lodging properties are concentrated with a limited number of franchise brands, a loss of all of the licenses for a particular franchise could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

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

A substantial level of indebtedness could have adverse consequences for our business, consolidated financial position and results of operations because it could, among other things:

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

Generally, our mortgage debt carries maturity dates or call dates such that the loans become due prior to their full amortization.  It may be difficult to refinance or extend the maturity of such loans on terms acceptable to us, or at all, and we may not have sufficient borrowing capacity on our 2023 Senior Credit Facility to repay any amounts that we are unable to refinance.  Although we believe that we will be able to refinance or extend the maturity of these loans, or will have the capacity to repay them, if necessary, using draws under our 2023 Senior Credit Facility, there can be no assurance that our 2023 Senior Credit Facility will be available to repay such maturing debt, as draws under our 2023 Senior Credit Facility are subject to certain use restrictions and limitations based upon our unencumbered assets and certain financial covenants.

These conditions could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

The agreements governing our indebtedness place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks.

The agreements governing our indebtedness contain covenants that place restrictions on us and our subsidiaries. These covenants may restrict, among other activities, our and our subsidiaries’ ability to:

•merge, consolidate or transfer all or substantially all of our or our subsidiaries’ assets;
•sell, transfer, pledge or encumber our stock or the ownership interests of our subsidiaries;
•incur additional debt or place mortgages on our unencumbered hotels;
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

These conditions could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

Secured debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in any lodging property subject to mortgage debt or equity pledges.

A portion of our long-term debt existing as of December 31, 2023 is secured by mortgages on our lodging properties. Incurring mortgages, equity pledges and other secured debt obligations increases our risk of property losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the lodging property securing such loans or the entities whose equity is pledged to secure such loans, which would include a loss of all of such entity's assets. For tax purposes, a foreclosure of any of our lodging properties would be treated as a sale of the lodging property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the lodging property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the IRC. We may assume or incur new mortgage or other secured indebtedness on the lodging properties and entities in our portfolio or lodging properties and entities that we acquire in the future. Any default under any one of our secured debt obligations may increase the risk of our default on our other indebtedness.

These conditions could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

An increase in interest rates would increase our interest costs on our variable rate debt and continued high rates of interest on our variable rate debt could have broader effects on the cost of capital for real estate companies and real estate asset values.

With respect to our existing and future variable-rate debt, an increase in interest rates would increase our interest payments and reduce our cash flow available for other general corporate purposes, including funding of working capital, capital improvements to our lodging properties, acquisitions of additional lodging properties, or dividends, among other things. In addition, rising interest rates could limit our ability to refinance existing debt when it matures and increase interest costs on any debt that is refinanced. Further, an increase in interest rates could increase the cost of capital for real estate assets which, in turn, could have a negative effect on real estate asset values generally, and our lodging properties specifically. Continued high rates of interest on our variable debt could also result in an elevated cost of capital for an extended period which, in turn, could have a negative effect on real estate asset values generally, and our lodging properties specifically.

See “Part II — Item 7A. — Quantitative and Qualitative Disclosures about Market Risk.”

These conditions could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

We hedge our interest rate exposure to manage our exposure to interest rate volatility, however, such arrangements may adversely affect us.

We have entered into six interest rate swaps having an aggregate notional amount of $600.0 million at December 31, 2023, to hedge against interest rate increases on certain of our outstanding variable-rate indebtedness. In the future, we may manage our exposure to interest rate volatility by using hedging arrangements, such as interest rate swaps, caps, and collars. Hedging arrangements involve the risk that the arrangement may fail to protect or adversely affect us because, among other things:

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

As a result of any of the foregoing, our hedging transactions, which are intended to limit losses and exposure to interest rate volatility, could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock. At December 31, 2023, our interest rate swaps were in an asset position totaling $14.0 million (see "Part II – Item 8. – Financial Statements and Supplementary Data – Note 8 – Derivative Financial Instruments and Hedging").

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts and expertise of our management team to manage our day-to-day operations and strategic business activities.  The loss of services from any of the members of our management team, and our inability to find suitable replacements on a timely basis, could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

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

These conditions could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

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

The costs to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential business at our lodging properties. Many of the information systems and networks used to operate our lodging properties are managed by our third-party property managers or franchisors and are not under our control. Any compromise of the function, security and availability of the information networks managed by our third-party property managers or franchisors could result in disruptions to operations, delayed sales or bookings, lost guest reservations, increased costs and lower margins. In addition, the Pandemic caused a shift to remote work and has increased cybersecurity risk as a result of global remote working dynamics for our customers, employees and third-party providers that present additional opportunities for threat actors to engage in social engineering and to exploit vulnerabilities in non-corporate networks. Any of these events could adversely affect our financial results, stock price and reputation, result in misstated financial reports and subject us to potential litigation and liability.

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

All of our third-party property managers carry cyber insurance policies to protect and offset a portion of potential costs that may be incurred from a security breach. Additionally, we currently have cyber insurance policies to provide supplemental coverage above the coverage carried by our third-party property managers. Despite various precautionary steps to protect our lodging properties from losses resulting from cyber-attacks, any occurrence of a cyber-attack could still result in losses at our properties, which could affect our results of operations. We have not experienced any cyber incidents that we believe to be material or that could have a material adverse effect on the business, consolidated financial position and results of operations of the Company.

Any of these items could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

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

If a joint venture partner becomes bankrupt or otherwise defaults on its obligations under a joint venture agreement, we and any other remaining joint venture partners of that joint venture would generally remain liable for the joint venture liabilities. Furthermore, if a joint venture partner becomes bankrupt or otherwise defaults on its obligations under a joint venture agreement, we may be unable to continue the joint venture other than by purchasing such joint venture partner’s interests or the underlying assets at a premium to the market price. If any of the above risks are realized, it could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

Inflation may affect consumer confidence which could reduce consumer demand for lodging, and may increase our operating costs, resulting in a material adverse effect on our business, consolidated financial position, results of operations and cash flows.

Our business is generally correlated to certain macroeconomic trends. During the year ended December 31, 2022 and thereafter, the U.S. economy has experienced a high rate of inflation, which has moderated during the year ended December 31, 2023 but still remains above historical levels. The effects of high inflation or a potential recessionary environment could adversely affect our costs, liquidity, consumer confidence, and demand for travel and lodging and could disrupt our supply chain, which would adversely affect the operation of our lodging properties. A high rate of inflation or disruption of our supply chain will cause our operating and renovation costs to increase. These conditions could have a material adverse effect on our business, consolidated financial position, results of operations and cash flows.

We may provide mezzanine financing to developers or seller financing in connection with the disposition of a lodging property which exposes us to credit financing risk in the case of a borrower default, resulting in a material adverse effect on our business, consolidated financial position, results of operations and cash flows.

We selectively provide mezzanine financing to developers, where we also have the opportunity to acquire the lodging property at or after the completion of the development project, and we also provide seller financing in connection with the disposition of a lodging property under limited circumstances. As such, we are subject to credit financing risk in the case of a borrower default. These conditions could have a material adverse effect on our business, consolidated financial position, results of operations and cash flows.

Risks Related to the Lodging Industry

The outbreak of any highly infectious or contagious diseases, could adversely affect the number of guests visiting our lodging properties and disrupt our operations, resulting in a material adverse effect on our business, consolidated financial position, results of operations and cash flows.

Our business is sensitive to the willingness and ability of our customers to travel. The outbreak of any highly infectious or contagious diseases or a pandemic may result in decreases in travel to and from, and economic activity in, areas in which we operate, and may adversely affect the number of guests that visit our lodging properties. The spread of highly infectious or contagious diseases could cause severe disruptions in air and other forms of travel that reduce the number of guests visiting our lodging properties. This could disrupt our operations and we could experience a material adverse effect on our business, consolidated financial position, results of operations and cash flows. Management cannot predict the extent to which disruptions in travel as a result of infectious disease outbreaks will have a material adverse effect on our business, consolidated financial position, results of operations and cash flows.

Economic conditions may adversely affect the lodging industry.

The performance of the lodging industry has historically been directly correlated to the performance of the general economy and, specifically, growth in U.S. gross domestic product (“GDP”). The lodging industry is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenue and profitability of our assets and therefore the net operating profits of our investments. Economic weakness could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

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

These conditions could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

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
•increases in operating costs, including increased real estate and personal property taxes and insurance costs due to inflation and other factors that may not be offset by increased guestroom rates;
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

These conditions could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

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

These conditions could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

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

To the extent we develop lodging properties or acquire lodging properties under development, we cannot provide assurance that any development project will be completed on time or within budget. Our inability to complete a project on time or within budget could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

Customers may increasingly use Internet travel intermediaries.

Guestrooms for our lodging properties can be booked through Internet travel intermediaries, including, but not limited to Expedia.com and Booking.com, and their portfolio of companies (commonly referred to as "online travel agents" or "OTA's"). As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced guestroom rates or other significant contract concessions from our property management companies. Moreover, some of these Internet travel intermediaries are attempting to offer lodging property guestrooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown property”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our lodging properties are franchised. If the amount of sales made through Internet intermediaries increases significantly, guestroom revenue may flatten or decrease, which could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

Consumer trends and preferences, particularly with respect to younger generations, could change away from select-service lodging properties.

Consumer trends and preferences continuously change, especially within younger generations. Many new lodging property brands have been introduced over recent years to specifically address the perceived unique needs and preferences of younger travelers. As our portfolio is concentrated in select-service hotels, significant consumer shifts in preferences away from select-service hotels could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

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
•changes in operating expenses; and
•civil unrest, acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism, environmental uncertainties, or outbreaks of highly infectious diseases or pandemics.

These conditions could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

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

In addition, our lodging properties (including our real property, operations and equipment) are subject to various federal, state and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to the registration, maintenance and operation of our boilers and storage tanks, air emissions from emergency generators, storm water and wastewater discharges, asbestos, lead-based paint, mold and mildew, and waste management. Some of our lodging properties also routinely handle or use hazardous or regulated substances and waste in their operations (for example, swimming pool chemicals or biological waste). Our lodging properties incur costs to comply with these environmental, health and safety laws and regulations and if these regulatory requirements are not met or unforeseen events result in the discharge of dangerous or toxic substances at our lodging properties, we could be subject to fines and penalties for non-compliance with applicable laws and material liability from third parties for harm to the environment, damage to real property or personal injury and death. We are aware of no past or present environmental liability for non-compliance with environmental, health and safety laws and regulations that we believe would have a material adverse effect on our business, consolidated financial position, or results of operations.

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

These conditions could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

Compliance with the laws, regulations and covenants that apply to our lodging properties, including permit, license and zoning requirements, may adversely affect our ability to make future acquisitions or renovations, result in significant costs or delays and adversely affect our growth strategy.

Our lodging properties are subject to various covenants and local laws and regulatory requirements, including permitting and licensing requirements which can restrict the use of our properties and increase the cost of acquisition, development and operation of our lodging properties. Our lodging properties are also subject to regulations intended to address the risk of highly infectious diseases which can restrict certain activities of our lodging properties and result in increased costs. In addition, federal and state laws and regulations, including laws such as the ADA, impose further restrictions on our operations. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance. As such, some of our lodging properties currently may be in noncompliance with the ADA. If one or more of the lodging properties in our portfolio is not in compliance with the ADA or any other regulatory requirements, we may be required to incur additional costs to bring the property into compliance and we might incur damages or governmental fines. In addition, existing requirements may change and future requirements may require us to make significant unanticipated expenditures.

These conditions could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

We have fixed obligations related to right-of-use assets on which certain of our lodging properties are located.

If we default on the terms of any of our right-of-use assets, such as ground leases, air rights or other intangible assets, and are unable to cure the default in a timely manner, we may be liable for damages and could lose our leasehold interest in the applicable property and interest in the lodging property on the ground lease property. An event of default that is not timely cured could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

The states and localities in which we own material amounts of property or conduct material business operations could raise their income and property tax rates or amend their tax regimes in a manner that increases our state and local tax liabilities.

We and our subsidiaries are subject to income tax and other taxes by states and localities in which we conduct business. Additionally, we are and will continue to be subject to property taxes in states and localities in which we own property, and our TRS Lessees are and will continue to be subject to state and local corporate income tax.  As these states and localities seek additional sources of revenue, they may, among other steps, raise income and property tax rates or amend their tax regimes to eliminate for state income tax purposes the favorable tax treatment REITs enjoy for federal income tax purposes. We cannot predict when or if any states or localities would make any such changes, or what form those changes would take. If states and localities in which we own material amounts of property or conduct material amounts of business make changes to their tax rates or tax regimes that increase our state and local tax liabilities, such increases could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

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

Our board of directors determines our major policies, including policies and guidelines relating to our acquisitions, leverage, financing, growth, operations and distributions to stockholders. Our board of directors may amend or revise these and other policies and guidelines from time to time without the vote or consent of our stockholders. Accordingly, our stockholders will have limited control over changes in our policies and those changes could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

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

We own approximately 87% of the Common Units in the Operating Partnership, all of the issued and outstanding 6.25% Series E Cumulative Redeemable Preferred Units of the Operating Partnership (“Series E Preferred Units”), and all of the issued and outstanding 5.875% Series F Cumulative Redeemable Preferred Units of the Operating Partnership ("Series F Preferred Units"). An unrelated third-party owns all of the issued and outstanding Series Z Preferred Units that were issued in January 2022 as part of the NCI Transaction. Any future issuances by our Operating Partnership of additional Common Units or Preferred Units could reduce our ownership percentage in our Operating Partnership. Because our common stockholders do not directly own any Common Units or Preferred Units, they will not have any voting rights with respect to any such issuances or other partnership-level activities of the Operating Partnership.

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

Distributions declared by us will be authorized by our board of directors in its sole discretion out of funds legally available for distribution and will depend upon a number of factors, including limitations imposed by our credit facilities, restrictions under applicable law and the capital requirements of our Company. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, the requirements for qualification as a REIT, restrictions under applicable law and other factors as our board of directors may deem relevant from time to time. We may be required to fund distributions from working capital, borrowings under our 2023 Senior Credit Facility, proceeds of future stock offerings or a sale of assets to the extent distributions exceed earnings or cash flows from operations. Funding distributions from working capital would restrict our operations. If we borrow from our 2023 Senior Credit Facility to pay distributions, we would be more limited in our ability to execute our strategy of using our 2023 Senior Credit Facility to fund acquisitions or capital expenditures. Finally, selling assets may require us to dispose of assets at a time or in a manner that is not consistent with our disposition strategy. If we borrow to fund distributions, our leverage ratios and future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. We may not be able to make distributions in the future. In addition, some of our distributions may be considered a return of capital for income tax purposes. If we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.

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

Sales of substantial amounts of shares of our common stock or preferred stock in the public market, or upon exchange of Common Units or exercise of any equity awards, or the perception that such sales might occur, could adversely affect the market price of our common stock and preferred stock. As of February 9, 2024, all 15,948,628 of the Common Units are redeemable and may in the future be converted into shares of our common stock on a one-for-one basis and sold into the public market. The exchange of Common Units for common stock, the vesting of any equity-based awards granted to certain directors, executive officers and other employees under the 2011 Equity Incentive Plan, which was amended and restated effective May 13, 2021 (as amended and restated, the “Equity Plan”), the issuance of our common stock or Common Units in connection with lodging property, portfolio or business acquisitions and other issuances of our common stock or Common Units could have an adverse effect on the market price of the shares of our common stock.

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

Our leases with our TRS Lessees require our TRS Lessees to pay us rent based in part on revenue from our lodging properties. Our operating risks include decreases in lodging revenues and increases in lodging operating expenses, including but not limited to increases in wage and benefit costs, repair and maintenance expenses, energy costs and other operating expenses, which would adversely affect our TRSs’ ability to pay us rent due under the leases. Increases in these operating expenses could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

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

At any time, the federal income tax laws governing REITs, or the administrative interpretations of those laws, may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation and we could experience a reduction in the price of our stock. We cannot predict the long-term effect of any recent changes or any future law changes on REITs and their stockholders. In addition, several proposals have been made that would make substantial changes to the federal income tax laws generally. We cannot predict whether any of these proposed changes will become law.

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

We established our Corporate Responsibility program in 2017 to take positive actions to meet our responsibility to be more sustainable, inclusive and equitable and to address increasing investor and societal concern related to climate change, social justice and governance matters. Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain markets, enhanced compliance or disclosure obligations, or other adverse effects on our business, consolidated financial position, or results of operations.

In addition, from time to time we establish and publicly announce voluntary efforts (including but not limited to disclosures, certifications, goals and commitments) with respect to our sustainability programs and initiatives. However, such efforts may be costly and may not have the desired effect. For example, expectations around our management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. Moreover, certain of our efforts are based on hypothetical expectations and assumptions that are necessarily uncertain and may be prone to error or misinterpretation due to the long timelines involved and the lack of an established single approach to identifying, measuring, and reporting on many ESG matters. Our efforts may also be at least partially reliant on third-party information, which we do not necessarily, and in some cases cannot, independently verify. Any errors in such information, including estimates and assumptions, may materially and adversely affect our ability to achieve our ESG-related goals. If we and our brand and property management partners fail to properly establish, fail to achieve, or fail to adequately report on our progress toward achieving our sustainability goals and commitments, or are otherwise perceived as having not sufficiently addressed ESG matters, we may be subject to negative publicity that could adversely affect consumer preference for our lodging properties or subject us to enhanced investor or regulator engagement on our ESG initiatives and disclosures, even if such efforts are currently voluntary.

Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us or our industry, which could negatively affect our share price as well as our access to and cost of capital. To the extent ESG matters negatively affect our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely affect our operations. We also anticipate there to be increasing regulation, disclosure-related and otherwise, regarding ESG matters, which could result in increased costs and scrutiny that could increase the risk associated with all of the items identified in this risk factor. Certain of our customers, suppliers, and business partners may also be subject to similar risks, which could result in additional or augmented risks

Our business is subject to risks that may arise from climate change.

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

Additionally, our business is exposed to risks associated with efforts to mitigate or respond to climate change, including but not limited to regulatory developments and changes in market demand. For example, some state and local governments have adopted, or considered adopting, restrictions on water use or GHG emissions. Separately, the SEC has proposed disclosure requirements that would require companies to disclose a range of climate-related information, which may require us to incur substantial monitoring and compliance costs. Changes in consumer preferences, whether due to physical climate conditions or environmentally-minded travel considerations, may also result in decreased demand for lodging in certain markets where we operate. These and other risks may reduce demand for our properties or otherwise result in adverse effects on our business, consolidated financial position, and results of operations.

Item 1B.    Unresolved Staff Comments.

None.

Item 1C.    Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

Our cybersecurity risk management program is integrated with our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes the following key elements:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise information technology ("IT") environment;

•the use of external cybersecurity service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes and internal IT and risk management professionals principally responsible for directing (1) our cybersecurity risk assessment processes, (2) our security processes, and (3) our response to cybersecurity incidents;

•cybersecurity awareness training of employees with access to our IT systems;

•a cybersecurity incident response plan to respond to cybersecurity incidents; and

•a third-party risk management process for service providers.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, consolidated financial position, or results of operations. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, consolidated financial position, or results of operations. See “Risk Factors – Risks Related to Our Business.”

Cybersecurity Governance

Our Board of Directors (the "Board") considers cybersecurity risk as critical to the enterprise and manages the cybersecurity risk oversight function through the Audit Committee. The Audit Committee oversees management’s design, implementation and enforcement of our cybersecurity risk management program.

Our Chief Risk Officer ("CRO") periodically reports to the Audit Committee and leads the Company’s overall cybersecurity function. The Audit Committee receives regular reports from our CRO on our cybersecurity risks, including briefings on our cyber risk management program. A potentially material cybersecurity incident would be immediately reported to the Audit Committee and management would continue to brief the Audit Committee on management's response to the cybersecurity incident. Audit Committee members also receive periodic presentations on cybersecurity topics from our CRO, supported by our information technology staff, or external experts as part of the Board’s continuing education on topics that may affect public companies.

Our CRO supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which include briefings from internal personnel; threat intelligence and other information obtained from governmental, public or private sources, including external cybersecurity service providers; and alerts and reports produced by security tools deployed in our IT environment.

Item 2.        Properties.

Our Portfolio

According to current chain scales as defined by STR, as of December 31, 2023, six of our lodging properties with a total of 953 guestrooms are categorized as Upper Upscale hotels, 78 of our lodging properties with a total of 11,903 guestrooms are categorized as Upscale hotels, and 14 of our lodging properties with a total of 1,998 guestrooms are categorized as Upper Midscale hotels. We have two independent lodging properties with a total of 58 guestrooms. Lodging property information for the year ended December 31, 2023 is as follows:

Franchise/Brand	Location	STR Chain Scale	Number of Guestrooms
Marriott
AC Hotel by Marriott	Atlanta, GA	Upscale	255
AC Hotel by Marriott (1)	Houston, TX	Upscale	195
AC Hotel by Marriott (2)	Miami, FL	Upscale	156
AC Hotel by Marriott (1)	Frisco, TX	Upscale	150
AC Hotel by Marriott (1)	Oklahoma City, OK	Upscale	142
AC Hotel by Marriott (1)	Dallas, TX	Upscale	128
Courtyard by Marriott	Indianapolis, IN	Upscale	297
Courtyard by Marriott	Fort Lauderdale, FL	Upscale	261
Courtyard by Marriott	Nashville, TN	Upscale	226
Courtyard by Marriott	New Haven, CT	Upscale	207
Courtyard by Marriott	Fort Worth, TX	Upscale	203
Courtyard by Marriott	New Orleans (Convention), LA	Upscale	202
Courtyard by Marriott (1)	Pittsburgh, PA	Upscale	183
Courtyard by Marriott	Charlotte, NC	Upscale	181
Courtyard by Marriott (1)	Grapevine, TX	Upscale	181
Courtyard by Marriott	Atlanta (Decatur), GA	Upscale	179
Courtyard by Marriott (1)	Phoenix (Scottsdale), AZ	Upscale	153
Courtyard by Marriott	New Orleans (Metairie), LA	Upscale	153
Courtyard by Marriott	Atlanta (Downtown), GA	Upscale	150
Courtyard by Marriott	New Orleans (French Quarter), LA	Upscale	140
Courtyard by Marriott	Kansas City, MO	Upscale	123
Courtyard by Marriott (1)	Amarillo, TX	Upscale	107
Courtyard by Marriott	Dallas (Arlington), TX	Upscale	103
Element (2)	Miami, FL	Upscale	108
Fairfield Inn & Suites by Marriott	Louisville, KY	Upper Midscale	140
Four Points by Sheraton	San Francisco, CA	Upscale	101
Marriott	Boulder, CO	Upper Upscale	165
Residence Inn by Marriott (1)	Portland (Downtown), OR	Upscale	258
Residence Inn by Marriott	Baltimore (Downtown), MD	Upscale	189
Residence Inn by Marriott	Cleveland, OH	Upscale	175
Residence Inn by Marriott	Atlanta, GA	Upscale	160
Residence Inn by Marriott	Boston (Watertown), MA	Upscale	150
Residence Inn by Marriott (1)	Frisco, TX	Upscale	150
Residence Inn by Marriott	Baltimore (Hunt Valley), MD	Upscale	141
Residence Inn by Marriott	Portland (Portland Airport at Cascade Station), OR	Upscale	124
Residence Inn by Marriott (1)	Portland (Hillsboro), OR	Upscale	122
Residence Inn by Marriott (1)	Dallas, TX	Upscale	121
Residence Inn by Marriott	New Orleans (Metairie), LA	Upscale	120
Residence Inn by Marriott (1)	Scottsdale, AZ	Upscale	120
Residence Inn by Marriott (1)	Tyler, TX	Upscale	119
Residence Inn by Marriott (1)	Steamboat Springs, CO	Upscale	110
Residence Inn by Marriott	Branchburg, NJ	Upscale	101
Residence Inn by Marriott	Dallas (Arlington), TX	Upscale	96
SpringHill Suites by Marriott	New Orleans, LA	Upscale	208

Franchise/Brand	Location	STR Chain Scale	Number of Guestrooms
SpringHill Suites by Marriott	Louisville, KY	Upscale	198
SpringHill Suites by Marriott	Indianapolis, IN	Upscale	156
SpringHill Suites by Marriott (1)	Dallas, TX	Upscale	148
SpringHill Suites by Marriott (1)	Phoenix (Scottsdale), AZ	Upscale	121
SpringHill Suites by Marriott	Nashville, TN	Upscale	78
SpringHill Suites by Marriott (1)	New Orleans, LA	Upscale	74
TownePlace Suites by Marriott (1)	Grapevine, TX	Upper Midscale	120
TownePlace Suites by Marriott (1)	New Orleans, LA	Upper Midscale	105
Total Marriott (52 hotel properties)			8,053

Hilton
Canopy Hotel (1)	New Orleans, LA	Upper Upscale	176
Canopy Hotel (1)	Frisco, TX	Upper Upscale	150
DoubleTree	Brisbane, CA	Upscale	210
Embassy Suites (1)	Amarillo, TX	Upper Upscale	226
Embassy Suites (1)	Tucson, AZ	Upper Upscale	120
Hampton Inn & Suites	Minneapolis, MN	Upper Midscale	211
Hampton Inn & Suites	Austin, TX	Upper Midscale	209
Hampton Inn & Suites (1)	Dallas, TX	Upper Midscale	176
Hampton Inn & Suites (1)	Tampa (Ybor City), FL	Upper Midscale	138
Hampton Inn & Suites	Ventura (Camarillo), CA	Upper Midscale	116
Hampton Inn & Suites	Baltimore, MD	Upper Midscale	116
Hampton Inn & Suites	San Diego (Poway), CA	Upper Midscale	108
Hampton Inn & Suites (1)	Silverthorne, CO	Upper Midscale	88
Hilton Garden Inn	Houston (Energy Corridor), TX	Upscale	190
Hilton Garden Inn	Houston (Galleria), TX	Upscale	182
Hilton Garden Inn (1)	San Jose (Milpitas), CA	Upscale	161
Hilton Garden Inn (1)	Grapevine, TX	Upscale	152
Hilton Garden Inn	Boston (Waltham), MA	Upscale	148
Hilton Garden Inn (1)	Longview, TX	Upscale	122
Hilton Garden Inn	Greenville, SC	Upscale	120
Hilton Garden Inn (1)	Bryan, TX	Upscale	119
Homewood Suites (1)	Aliso Viejo (Laguna Beach), CA	Upscale	129
Homewood Suites (1)	Tucson, AZ	Upscale	122
Homewood Suites (1)	Midland, TX	Upscale	118
Total Hilton (24 hotel properties)			3,607

Hyatt
Hyatt House	Orlando, FL	Upscale	168
Hyatt House	Miami, FL	Upscale	163
Hyatt House	Denver (Englewood), CO	Upscale	135
Hyatt Place	Minneapolis, MN	Upscale	213
Hyatt Place	Chicago (Downtown), IL	Upscale	206
Hyatt Place	Phoenix (Mesa), AZ	Upscale	152
Hyatt Place	Orlando, FL	Upscale	151
Hyatt Place	Orlando (Universal), FL	Upscale	150
Hyatt Place	Portland (Portland Airport/Cascade Station), OR	Upscale	136
Hyatt Place (1)	Oklahoma City, OK	Upscale	134
Hyatt Place	Denver (Lone Tree), CO	Upscale	127
Hyatt Place (1)	Plano, TX	Upscale	127
Hyatt Place	Denver (Englewood), CO	Upscale	126
Hyatt Place	Phoenix (Scottsdale), AZ	Upscale	126
Hyatt Place (1)	Grapevine, TX	Upscale	125

Franchise/Brand	Location	STR Chain Scale	Number of Guestrooms
Hyatt Place (1)	Lubbock, TX	Upscale	125
Hyatt Place	Long Island (Garden City), NY	Upscale	122
Total Hyatt (17 hotel properties)			2,486

IHG
Holiday Inn Express & Suites	San Francisco, CA	Upper Midscale	252
Holiday Inn Express & Suites (1)	Oklahoma City, OK	Upper Midscale	124
Holiday Inn Express & Suites (1)	Grapevine, TX	Upper Midscale	95
Hotel Indigo	Asheville, NC	Upper Upscale	116
Staybridge Suites	Denver (Glendale), CO	Upscale	121
Total IHG (5 hotel properties)			708

Other
Nordic Lodge (1)	Steamboat Springs, CO	Independent	47
Onera Escapes (3)	Fredericksburg, TX	N/A	11
Total Other (2 properties)			58

Total Portfolio (100 lodging properties)			14,912

(1)    We own a 51% controlling interest in these lodging properties through our consolidated GIC Joint Venture.
(2)    We own a 90% controlling interest in these lodging properties through our consolidated Brickell Joint Venture.
(3)    We own a 90% controlling interest in this lodging property through our consolidated Onera Joint Venture.

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

Our Lodging Property Operating Agreements

Ground Leases

At December 31, 2023, six of our lodging properties are subject to third-party ground lease agreements that cover all of the land underlying the respective lodging property.

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

•The Hampton Inn & Suites located in Austin, TX is subject to a ground lease with an initial lease termination date of May 31, 2050. Annual ground rent currently is estimated to be $0.5 million, including performance-based incentive rent.  Annual rent is increased every five years with the next adjustment coming in 2025.

•The Hilton Garden Inn located in Houston (Galleria), TX is subject to a ground lease with an initial lease termination date of April 20, 2053 with one option to extend for an additional 10 years. Annual ground rent currently is estimated to be $0.5 million, including performance-based incentive rent.  Annual rent is increased every five years with the next adjustment coming in 2028.

•The Embassy Suites located in Amarillo, TX is subject to a ground lease with an initial lease termination date of October 1, 2095. The annual ground rent is nominal and increases every year.

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

Franchise Agreements

At December 31, 2023, all except for two of our lodging properties operate under franchise agreements, or similar agreements, that allow for access to reservation systems, with Marriott, Hilton, Hyatt, or IHG. We believe that the public’s perception of the quality associated with a branded lodging property is an important feature in its attractiveness to guests. Franchisors provide a variety of benefits to franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, loyalty programs, training of personnel and maintenance of operational quality at lodging properties across the brand system.

The terms of our franchise agreements generally range from 10 to 30 years with various extension provisions. Each of our franchisors receive franchise fees ranging from 3% to 6% of each lodging property’s room revenue, and some agreements require that we pay marketing fees of up to 4% of room revenue. In addition, some of these franchise agreements require that we deposit into a reserve fund for capital expenditures up to 5% of the lodging property’s gross or room revenues, depending on the franchisor, to ensure that we comply with the franchisors’ standards and requirements. We also pay fees to our franchisors for services related to reservation and information systems.

Property Management Agreements

At December 31, 2023, all of our lodging properties are operated pursuant to property management agreements with professional third-party property management companies as follows:

Management Company	Number of Properties	Number of Guestrooms
Affiliates of Aimbridge Hospitality	61	9,096
OTO Development, LLC	12	1,765
Stonebridge Realty Advisors, Inc. and affiliates	8	1,143
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	6	973
Crestline Hotels & Resorts, LLC	5	617
White Lodging Services Corporation	2	453
Hersha Hospitality Management	2	338
Concord Hospitality Enterprises	2	264
InterContinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Blink Data Services, LLC	1	11
Total	100	14,912

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

Item 3.        Legal Proceedings.

We are involved from time to time in litigation arising in the ordinary course of business; however, there are currently no pending legal actions that we believe would have a material adverse effect on our consolidated financial position or results of operations.

Item 4.        Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NYSE on February 9, 2011 under the symbol “INN.”  Prior to that time, there was no public trading market for our common stock. The last reported sale price for our common stock as reported on the NYSE on February 9, 2024 was $6.64 per share.

Stockholder Information

As of February 9, 2024, our common stock was held of record by 263 holders and there were 107,593,373 shares of our common stock outstanding.

Stockholder Return Performance

The following graph compares the five-year cumulative total stockholder return on our common stock against the cumulative total returns of the Standard & Poor’s Corporation Composite 500 Index and the Dow Jones U.S. Hotels Index. The graph assumes an initial investment of $100 in our common stock and in each of the indexes, and also assumes the reinvestment of dividends.

	For the Years Ended December 31,
Index	2018	2019	2020	2021	2022	2023
Summit Hotel Properties, Inc.	$100.00	$134.90	$100.03	$108.35	$80.91	$77.90
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
Dow Jones U.S. Hotels Index	$100.00	$115.88	$85.39	$97.80	$82.76	$94.91

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Summit Hotel Properties, Inc. (or any of our respective subsidiaries) under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Distribution Information

As a REIT, we must distribute annually to our stockholders an amount at least equal to 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to income tax on our taxable income that is not distributed and to an excise tax to the extent that certain percentages of our taxable income are not distributed by specified dates. Our cash available for distribution may be less than the amount required to meet the distribution requirements for REITs under the IRC, and we may be required to borrow money, sell assets or issue capital stock to satisfy the distribution requirements to maintain our REIT status.

The timing and frequency of distributions will be authorized by our Board, in its sole discretion, and declared by us based upon a variety of factors deemed relevant by our directors, including financial condition, restrictions under applicable law and loan agreements, capital requirements and the REIT requirements of the IRC. Our ability to make distributions will generally depend on receipt of distributions from the Operating Partnership, which depends primarily on lease payments from our TRS Lessees with respect to our lodging properties.

We are generally restricted from declaring or paying any distributions or setting aside any funds for the payment of distributions on our common stock unless all cumulative distributions on our preferred stock have been declared and either paid or set aside for payment in full for all past distribution periods.

As a result of the negative financial effects of the Pandemic on our business, we suspended the declaration and payment of dividends and distributions on our common stock and operating partnership units from the first quarter of 2020 until the second quarter of 2022. Commencing for the third quarter of 2022, a $0.04 per share quarterly common dividend and distribution was declared, and increased to $0.06 per share in the second and third quarters of 2023. A $0.06 per share quarterly common dividend and distribution was declared for the fourth quarter of 2023 and is payable on February 29, 2023 to stockholders and unit holders of record on February 15, 2024.

Item 6.        [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of lodging demand, and therefore hotel revenues, include changes in GDP, corporate profits, capital investments, and employment. From a cost perspective, elevated inflation has been pervasive since 2022, increasing the cost of salaries, wages, supplies, material, freight, insurance and energy. Higher costs from broad inflationary pressures have been partially offset by lodging price increases. While growth rates have decelerated, inflation is still increasing faster than historical norms, which may continue in 2024.

During the year ended December 31, 2023, we experienced a continued recovery from the Pandemic driven increasingly by strong group travel and improvements in business transient demand, in addition to continued strength in leisure travel. From an industry perspective, the year ended December 31, 2023 represented a new high in lodging demand, further evidence that businesses and individual consumers alike are increasingly traveling. Strong room night demand coupled with minimal forecasted growth in supply over the next several years positions the industry for continued growth. Based on the trends noted above, we expect positive comparable hotel RevPAR growth for our portfolio for the year ended December 31, 2024.

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
•Average Daily Rate — ADR represents total room revenues divided by the total number of paid occupied guestrooms.
•Revenue Per Available Room — RevPAR is the product of ADR and Occupancy.

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

In May 2022, the GIC Joint Venture completed the sale of the 169-guestroom Hilton Garden Inn San Francisco Airport North in San Francisco, CA for a gross selling price of $75.0 million. The sale of this property resulted in a net gain of $20.5 million to the GIC Joint Venture.

In June 2022, we formed the Brickell Joint Venture (see "See Part II – Item 8. – Financial Statements and Supplementary Data - Note 10 - Non-controlling Interests and Redeemable Non-controlling Interests") to facilitate the exercise of our purchase option to acquire a 90% equity interest in the AC Hotel by Marriott and Element Miami Brickell Hotel in Miami, FL (together the "AC/Element Hotel"). The exercise price of the purchase option was $89.0 million and was primarily funded with the conversion of the mezzanine loan of $29.9 million to equity, $7.9 million in cash and the assumption of debt.

In October 2022, we completed the acquisition of a 90% equity interest in the Onera Joint Venture that owns an 11-unit glamping property for $5.2 million in cash, plus additional contingent consideration of $1.8 million paid in September 2023. The Onera Joint Venture has a 100% fee simple interest in a lodging property consisting of an 11-unit glamping property and a 6.4-acre parcel of land.

In May 2023, we completed the sale of four lodging properties for an aggregate gross selling price of $28.1 million. The sale included two Hyatt Place hotels in the Chicago area containing a total of 277 guestrooms, a Hilton Garden Inn in the Minneapolis area containing 97 guestrooms, and a Holiday Inn Express & Suites in the Minneapolis area containing 93 guestrooms. These lodging properties were classified as Assets Held for Sale at December 31, 2022 and their carrying values during the year then ended were reduced by $2.9 million to bring the carrying value of the properties to their net selling price less estimated costs to sell.

In June 2023, the GIC Joint Venture acquired the Residence Inn by Marriott located in Scottsdale, AZ containing 120 guestrooms for a purchase price of approximately $29.0 million and the Nordic Lodge located in Steamboat Springs, CO containing 47 guestrooms for a purchase price of approximately $13.7 million.

In December 2023, we completed the sale of the 123-guestroom Hyatt Place in Baltimore (Owings Mills), MD for a gross selling price of $8.3 million. The net selling price less costs to sell approximated the net book value of the hotel property on the sale date resulting in a nominal gain that was recorded in the fourth quarter of 2023.

During the fourth quarter of 2023, the GIC Joint Venture entered into a purchase and sale agreement with a third-party to sell the 127-guestroom Hyatt Place Dallas (Plano), TX for $10.3 million. We reclassified the property in Assets Held for sale, net at December 31, 2023 and recorded a write-down of $4.0 million in the fourth quarter of 2023 for the excess of the net carrying amount of the portfolio of properties over the net selling price less estimated costs to sell. We completed the sale of the property on February 15, 2024 under the terms described above.

During the first quarter of 2024, we entered into two separate purchase and sale agreements with two unrelated third-parties to sell one individual lodging property and a portfolio of two lodging properties with an aggregate 529-guestrooms for an aggregate selling price of $84.0 million. We reclassified all three of the properties to Assets Held for sale, net at December 31, 2023 and recorded a write-down of $1.4 million in the fourth quarter of 2023 for the excess of the net carrying amount of one of the lodging properties over its net selling price less estimated costs to sell. We expect to complete the transactions during the first half of 2024.

At December 31, 2023, we have a lodging property with 101-guestrooms being marketed for sale. We have reclassified the property to Assets Held for Sale, net at December 31, 2023 and recorded a write-down of $11.3 million in the fourth quarter of 2023 for the excess of the net carrying amount of the lodging property over its net selling price less estimated costs to sell.

During the first quarter of 2023, we entered into a purchase and sale agreement with a third-party to sell a 5.99-acre parcel of undeveloped land in San Antonio, TX for $1.3 million. We expect to complete the transaction during the first half of 2024.

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

Comparison of 2023 to 2022

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the year ended December 31, 2023 compared with the year ended December 31, 2022 (dollars in thousands, except ADR and RevPAR). Our same-store portfolio consists of properties that we owned as of December 31, 2023 and that we have owned at all times since January 1, 2022, except as noted below.

	2023		2022		Year-over-Year Dollar Change		Year-over-Year Percentage Change
	Total Portfolio (100 Properties)	Same-Store Portfolio (94 properties)	Total Portfolio (103 properties)	Same-Store Portfolio (94 properties)	Total Portfolio (100/103 properties)	Same-Store Portfolio (94 properties)	Total Portfolio (100/103 properties)	Same-Store Portfolio (94 properties)
Revenues:
Room	$656,063	$622,546	$609,370	$583,782	$46,693	$38,764	7.7%	6.6%
Food and beverage	41,513	32,177	32,117	27,489	9,396	4,688	29.3%	17.1%
Other	38,551	35,567	34,208	32,880	4,343	2,687	12.7%	8.2%
Total	$736,127	$690,290	$675,695	$644,151	$60,432	$46,139	8.9%	7.2%

Expenses:
Room	$148,005	$138,969	$136,999	$129,374	$11,006	$9,595	8.0%	7.4%
Food and beverage	31,580	25,162	24,897	21,754	6,683	3,408	26.8%	15.7%
Other hotel operating expenses	224,901	210,612	207,975	196,522	16,926	14,090	8.1%	7.2%
Total	$404,486	$374,743	$369,871	$347,650	$34,615	$27,093	9.4%	7.8%

Occupancy	72.0%	72.3%	69.7%	70.0%	n/a	n/a	3.3%	3.3%
ADR	$165.04	$165.09	$158.58	$159.94	$6.46	$5.15	4.1%	3.2%
RevPAR	$118.81	$119.33	$110.46	$111.90	$8.35	$7.43	7.6%	6.6%

The total portfolio information above includes revenues and expenses from the lodging properties that we acquired during the year ended December 31, 2023 (the “2023 Acquired Properties”) from the date of acquisition through December 31, 2023, and operating information (occupancy, ADR, and RevPAR) for the period each lodging property was owned. Accordingly, the information does not reflect a full 12 months of operations for the year ended December 31, 2023 for the 2023 Acquired Properties. The total portfolio information above includes revenues and expenses from the lodging properties that we acquired during the year ended December 31, 2022 (the “2022 Acquired Properties”) from the date of acquisition through December 31, 2022, and operating information (occupancy, ADR, and RevPAR) for the period each lodging property was owned. Accordingly, the information does not reflect a full 12 months of operations for the year ended December 31, 2022 for the 2022 Acquired Properties.

Operating results for the same-store portfolio of 94 properties for the year ended December 31, 2022 include the 26 hotel properties and two parking garages acquired in the first closing of the NCI Transaction on January 13, 2022 (the "First Closing Hotels") and exclude the acquisition of the Canopy New Orleans (the "Canopy"), which was acquired upon completion of construction in the second closing of the NCI Transaction on March 23, 2022. As such, the same-store operating results for the First Closing Hotels for the year ended December 31, 2022 include the operating results related to the prior owner for the period from January 1, 2022 through the first closing date of the NCI Transaction of January 13, 2022 (the "Pre-Ownership Results"). Operating results for the total portfolio of 100 properties for the year ended December 31, 2022 include actual operating results for the First Closing Hotels and the Canopy only from the closing dates of the NCI Transaction through December 31, 2022.

Changes from the year ended December 31, 2023 compared with the year ended December 31, 2022 were due to the following:

•Revenues and RevPAR. The increase in total revenues and RevPAR for our total portfolio for the year ended December 31, 2023 compared with the year ended December 31, 2022 was due to improving corporate and group demand and continued strength in leisure travel. We generated additional revenues during the year ended December 31, 2023 as a result of the acquisition of the Canopy New Orleans hotel in the second closing of the NCI Transaction at the end of March 2022 and the addition of the 2023 Acquired Properties and 2022 Acquired Properties to our portfolio. These revenue increases were partially offset by the disposition of properties during the years ended December 31, 2023 and 2022. Additionally, revenues for the year ended December 31, 2022 were negatively affected by the effect of the Omicron variant of COVID-19 in the first quarter of 2022. On a same store basis, the improvements in our business resulted in an increase of approximately 3.3% in occupancy and a 3.2% in ADR during the year ended December 31, 2023, which resulted in an 6.6% increase in same-store RevPAR. For the total portfolio, we experienced an increase of approximately 3.3% in occupancy and an increase of 4.1% in ADR during the year ended December 31, 2023. This resulted in an increase in RevPAR of 7.6% over the same period in the prior year.

•Room Expenses. The increase in room expenses for both our total and the same-store portfolio is highly correlated to the increase in room revenues driven by increasing occupancy across our portfolio. Additional factors contributing to higher room expenses include higher wage rates, training, and contract labor needed to meet room demand. We also incurred additional operating expenses during the year ended December 31, 2023 as a result of the acquisition of the Canopy upon completion of the second closing of the NCI Transaction at the end of March 2022, and the addition of the 2023 Acquired Properties and 2022 Acquired Properties to our portfolio. These operating expense increases were partially offset by the disposition of properties during the years ended December 31, 2023 and 2022.

•Food and Beverage Revenues and Expenses. Total portfolio and same-store food and beverage revenues increased during the year ended December 31, 2023 as a result of an expanded food and beverage offering and an increase in occupancy across our portfolio during the period. During the year ended December 31, 2022, we were still providing a limited food and beverage offering due to the effects of the Omicron variant of the COVID-19 virus. Additionally, we acquired the AC/Element Hotel in June 2022, which resulted in additional food and beverage revenues and related expenses during the year ended December 31, 2023.

The increases in food and beverage expenses were generally consistent with the increases in food and beverage revenues as we have been able to increase food and beverage prices commensurate with the inflationary and other increases in food and beverage costs.

•Other Hotel Operating Revenues and Expenses. The increase in other lodging property operating revenues for the total portfolio and same-store resulted from miscellaneous revenues, such as cancellation fees and marketplace purchases, related to increased occupancy, an increase in parking and resort fees, and ancillary revenues driven by increased group demand. The increase in other lodging property operating expenses was attributable to increased marketing costs, labor costs, credit card commissions and other expenses resulting primarily from increased occupancy as compared with the same period of the prior year.

The following table includes other consolidated income and expenses for 2023 compared with 2022 (dollars in thousands):

	For the Twelve Months Ended December 31,
	2023	2022	Dollar Change	Percentage Change
Property taxes, insurance and other	$55,167	$49,921	$5,246	10.5%
Management fees	18,452	17,442	1,010	5.8%
Depreciation and amortization	150,924	150,160	764	0.5%
Corporate general and administrative	32,530	30,765	1,765	5.7%
Transaction costs	13	749	(736)	nm(1)
Recoveries of credit losses	(1,230)	(1,100)	(130)	11.8%
Loss on write-down of assets	16,661	10,420	6,241	59.9%
Loss (gain) on disposal of assets, net	337	(20,315)	20,652	nm(1)
Interest expense	86,798	65,581	21,217	32.4%
Interest income	1,688	1,544	144	9.3%
Other (income) loss, net	(1,005)	(1,083)	78	(7.2)%
Income tax expense	2,798	3,611	(813)	(22.5)%

(1)    Not meaningful

Changes from the year ended December 31, 2023 compared with the year ended December 31, 2022 were due to the following:

•Property Taxes, Insurance and Other. The increase in Property taxes, insurance and other is primarily due to an increase in franchise taxes and property and casualty insurance and the addition of the 2023 Acquired Properties and 2022 Acquired Properties to our portfolio, partially offset by a reduction in property tax expense due to the disposition of properties during the years ended December 31, 2023 and 2022, and successful appeal efforts to reduce property tax assessments.

•Management Fees. The increase in Management fees during the current period is primarily due to an increase in revenues for the year ended December 31, 2023 compared with the same period of the prior year and the addition of the 2023 Acquired Properties and 2022 Acquired Properties to our portfolio, partially offset by the disposition of properties during the years ended December 31, 2023 and 2022 and a re-negotiation of property management agreements with two of our property managers that resulted in reduced property management fees.

•Depreciation and Amortization. Depreciation and amortization remained consistent between the year ended December 31, 2023 and 2022, which is the net result of additional depreciation expense related to the acquisition of the Canopy Hotel in March 2022 and the addition of the 2023 Acquired Properties and 2022 Acquired Properties to our portfolio offset by a reduction in depreciation related to the disposition of the properties during the years ended December 31, 2023 and 2022, and the reclassification of six hotel properties to Assets Held for Sale on December 31, 2022, which suspended depreciation expense from January 2023 to May 2023.

•Corporate General and Administrative. The increase in Corporate general and administrative expenses is primarily due to an increase in compensation expenses related to higher corporate headcount during the year ended December 31, 2023 to support our investment strategies and initiatives and an increase in professional fees for the year ended December 31, 2023 compared with the year ended December 31, 2022.

•Transaction Costs. Transactions costs for the years ended December 31, 2023 and 2022 relate to certain one-time costs and other expenses incurred in pursuit of potential lodging property acquisitions that ultimately were not consummated. Transaction costs will vary from year to year based on the level of acquisition activities that we undertake and the outcomes of such activities. Transaction costs were negligible for the year ended December 31, 2023.

•Recoveries of Credit Losses. Recoveries of credit losses for the year ended December 31, 2023 related to the payment in full of our seller-financing loan that was fully reserved. Recoveries of credit losses for the year ended December 31, 2022 related to principal payments received related to our seller-financing loans. See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 4 – Investment in Real Estate Loans" for further information.

•Loss on Write-down of Assets. During the year ended December 31, 2023, the Company recorded a Loss on write-down of assets of $16.7 million to reduce the carrying amounts of the Hyatt Place - Dallas (Plano), TX, and two additional lodging properties that are under contract to sell or being marketed for sale to their expected net selling prices less estimated costs to sell. During the year ended December 31, 2022, the Company recorded a Loss on write-down of assets of $2.9 million to reduce the carrying amounts of the Hilton Garden Inn - Eden Prairie, MN, Holiday Inn Express & Suites - Minnetonka, MN, and the Hyatt Place - Hoffman Estates, IL and the Hyatt Place - Lombard, IL to their net selling prices less estimated costs to sell. Additionally, during the year ended December 31, 2022, the Company recorded a Loss on write-down of assets of $7.2 million to reduce the carrying amounts of two lodging properties to their expected net selling prices less estimated costs to sell. The proposed sale of these two lodging properties was terminated during the year ended December 31, 2023

•Loss (Gain) on Disposal of Assets. The loss on disposal of assets, net for the year ended December 31, 2023 relates to the write-off of the remaining undepreciated book values of disposed assets as a result of renovation activities. The gain on disposal of assets, net for the year ended December 31, 2022 is due to the sale of the Hilton Garden Inn San Francisco Airport North in San Francisco, CA in May 2022 for a gross selling price of $75.0 million.

•Interest Expense. Interest expense increased during the year ended December 31, 2023 due to higher base rates on our floating rate debt that is not hedged in comparison with the year ended December 31, 2022, and the additional debt related to the Brickell Transaction which closed in June 2022.

•Other Income, net. The decrease in Other income, net for the year ended December 31, 2023 is due primarily to reduced debt transaction costs incurred during the year ended December 31, 2023 offset by a reduction in net tenant income.

•Income Tax Expense. We recorded a $2.8 million income tax expense during the year ended December 31, 2023, a decrease of $0.8 million from the $3.6 million income tax expense recorded during the year ended December 31, 2022. Our income tax expense relates to federal and state income taxes on the earnings of our TRS Lessees. The decrease in income tax expense relates to a decrease in the taxable income of our TRS Lessees.

For information about our key operating metrics and results of operations for the year ended December 31, 2022 compared with the year ended December 31, 2021, refer to "Part II – Item 7. – Management's Discussion and Analysis of Financial Conditions and Results of Operations - Results of Operations" of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Non-GAAP Financial Measures

We disclose certain “non-GAAP financial measures,” which are measures of our historical financial performance. Non-GAAP financial measures are financial measures not prescribed by GAAP. These measures are as follows: (i) Funds From Operations (“FFO”) and Adjusted Funds from Operations ("AFFO"), (ii) EBITDA, Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate ("EBITDAre") and Adjusted EBITDAre (as described below). We caution investors that amounts presented in accordance with our definitions of non-GAAP financial measures may not be comparable to similar measures disclosed by other companies, since not all companies calculate these non-GAAP financial measures in the same manner. Our non-GAAP financial measures should be considered along with, but not as alternatives to, net income (loss) as a measure of our operating performance. Our non-GAAP financial measures may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, debt service obligations and other commitments and uncertainties. Although we believe that our non-GAAP financial measures can enhance the understanding of our financial condition and results of operations, these non-GAAP financial measures are not necessarily better indicators of any trend as compared to a comparable measure prescribed by GAAP such as net income (loss).

FFO and AFFO

As defined by Nareit, FFO represents net income or loss (computed in accordance with GAAP), excluding preferred dividends, gains (or losses) from sales of real property, impairment losses on real estate assets, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization related to real estate assets, and adjustments for unconsolidated partnerships, and joint ventures. AFFO represents FFO excluding amortization of deferred financing costs, franchise fees, equity-based compensation expense, transaction costs, debt transaction costs, premiums on redemption of preferred shares, losses from net casualties, non-cash interest income and non-cash income tax related adjustments to our deferred tax asset. Unless otherwise indicated, we present FFO and AFFO applicable to our common shares and common units. We present FFO and AFFO because we consider FFO and AFFO an important supplemental measure of our operational performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and AFFO when reporting their results. FFO and AFFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and AFFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, and certain transaction costs related to lodging property acquisition activities and debt, FFO and AFFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our computation of FFO differs slightly from the computation of Nareit-defined FFO related to the reporting of depreciation and amortization expense on assets at our corporate offices, which is de minimus. Our computation of FFO may also differ from the methodology for calculating FFO used by other equity REITs and, accordingly, may not be comparable to such other REITs. FFO and AFFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP), as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. Where indicated in this Annual Report on Form 10-K, FFO is based on our computation of FFO and not the computation of Nareit-defined FFO unless otherwise noted.

The following is a reconciliation of our GAAP net income to FFO and AFFO for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per common share/common unit amounts):

	2023	2022	2021
Net (loss) income	$(28,116)	$1,217	$(68,584)
Preferred dividends	(15,875)	(15,875)	(15,431)
Distributions to and accretion of redeemable non-controlling interests	(2,626)	(2,520)	—
Premium on redemption of preferred stock	—	—	(2,710)
Loss (income) related to non-controlling interests in consolidated joint ventures	14,824	(2,321)	2,896
Net loss applicable to common shares and common units	(31,793)	(19,499)	(83,829)
Real estate-related depreciation	146,187	145,492	105,462
Loss on write-down of assets	16,661	10,420	4,361
Loss (gain) on disposal of assets and other dispositions, net	385	(20,315)	(240)
Adjustments related to non-controlling interests in consolidated joint ventures	(34,662)	(20,845)	(8,454)
FFO applicable to common shares and common units	96,778	95,253	17,300
Recoveries of credit losses	(1,230)	(1,100)	(2,632)
Amortization of lease-related intangible assets	—	—	87
Amortization of deferred financing costs	5,910	5,708	4,353
Amortization of franchise fees	595	663	493
Amortization of intangible assets, net	3,642	3,643	—
Equity-based compensation (1)	7,742	8,446	10,681
Executive transition costs (2)	—	—	1,065
Transaction costs	13	749	3,849
Debt transaction costs	395	1,528	220
Premium on redemption of preferred stock	—	—	2,710
Non-cash interest income	(531)	(113)	(1,042)
Non-cash lease expense, net	481	505	521
Casualty losses, net	2,112	2,505	468
Decrease in deferred tax asset valuation allowance	84	—	—
Adjustments related to non-controlling interests in consolidated joint ventures	(3,612)	(3,400)	(1,291)
Special allocation related to sale of joint venture asset(3)	—	(417)	—
Non-cash state taxes and other, net	447	—	—
AFFO applicable to common shares and common units	$112,826	$113,970	$36,782
FFO per common share/common unit	$0.79	$0.79	$0.16
AFFO per common share/common unit (4)	$0.92	$0.94	$0.35
Weighted average diluted common shares/common units:
FFO and AFFO (5)(6)	122,355	121,163	105,455

(1)      The total equity-based compensation expense for the years ended December 31, 2022 and 2021 includes $1.3 million and $2.9 million, respectively, of incremental expense related to the modification of certain restricted stock awards as a result of the departure of our Chief Operating Officer and Executive Chairman.
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

(4)      AFFO for the years ended December 31, 2023, 2022 and 2021 has not been adjusted for interest related to the Convertible Notes for purposes of calculating AFFO per common share/common unit because we intend to settle the principal portion of the Convertible Notes in cash and we did not include in the denominator of our calculation of AFFO per common share/common unit the potential dilutive effect of shares that would be issued if the principal portion of the Convertible Notes were converted into shares of our common stock.
(5)       Includes Common Units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the Common Units are redeemable for cash or, at our election, shares of our common stock.
(6)      The weighted average diluted common shares/common units used to calculate FFO and AFFO per common share/common unit for the years ended December 31, 2023, 2022 and 2021 includes the dilutive effect of our outstanding restricted stock awards. These shares were excluded from our weighted average shares outstanding used to calculate net loss per share because they would have been antidilutive. The weighted average common shares/common units used to calculate FFO and AFFO per common share/common unit for the year ended December 31, 2021 exclude the potential dilution related to our Convertible Notes as we intend to settle the principal value of the Convertible Notes in cash.

A reconciliation of weighted average diluted common shares to non-GAAP weighted average diluted common shares/common units for FFO and AFFO is as follows (in thousands):

	2023	2022	2021
Weighted average dilutive common shares outstanding	105,548	105,142	104,471
Dilutive effect of restricted stock awards	226	221	402
Dilutive effect of performance stock awards	—	7	—
Dilutive effect of Common Units of Operating Partnership	15,970	—	—
Dilutive effect of shares issuable upon conversion of convertible debt	24,678	24,193	23,256
Adjusted weighted average dilutive common shares outstanding	146,422	129,563	128,129

Non-GAAP adjustment for dilutive effects of common units	—	15,360	144
Non-GAAP adjustment for dilutive effects of restricted stock awards	611	433	438
Non-GAAP adjustment for dilutive effect of shares issuable upon conversion of convertible debt	(24,678)	(24,193)	(23,256)
Non-GAAP weighted dilutive common shares/common units outstanding	122,355	121,163	105,455

During the year ended December 31, 2023, AFFO applicable to common stock and Common Units decreased $1.1 million due to an increase in interest expense as a result of rising interest rates and disposition activity, partially offset by an improvement in our business. The improvement in our business was primarily driven by improving demand for corporate transient and group travel and continued strength in leisure travel coupled with increases in our operating results due to acquisitions, partially offset by disposition activity.

For information about our AFFO for the year ended December 31, 2022 compared with the year ended December 31, 2021, refer to "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

EBITDAre and Adjusted EBITDAre

In September 2017, Nareit proposed a standardized performance measure, called EBITDAre, which is based on EBITDA and is expected to provide additional relevant information about REITs as real estate companies in support of growing interest among generalist investors. The conclusion was reached that, while dedicated REIT investors have long been accustomed to utilizing the industry’s supplemental measures such as FFO and net operating income to evaluate the investment quality of REITs as real estate companies, it would be helpful to generalist investors for REITs as real estate companies to also present EBITDAre as a more widely known and understood supplemental measure of performance. EBITDAre is intended to be a supplemental non-GAAP performance measure that is independent of a company’s capital structure and will provide a uniform basis for one measurement of the enterprise value of a company compared to other REITs.

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

The following is a reconciliation of our GAAP net income to EBITDAre for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Net (loss) income	$(28,116)	$1,217	$(68,584)
Depreciation and amortization	150,924	150,160	105,955
Interest expense	86,798	65,581	43,368
Interest income	(568)	(65)	(8)
Income tax expense	2,798	3,611	1,473
EBITDA	211,836	220,504	82,204
Loss on write-down of assets	16,661	10,420	4,361
Loss (gain) on disposal of assets and other dispositions, net	385	(20,315)	(240)
EBITDAre	228,882	210,609	86,325
Recoveries of credit losses	(1,230)	(1,100)	(2,632)
Amortization of lease-related intangible assets	—	—	87
Amortization of key money liabilities	(498)	(363)	—
Equity-based compensation(1)	7,742	8,446	10,681
Executive transition costs(2)	—	—	1,065
Transaction costs	13	749	3,849
Debt transaction costs	395	1,528	220
Non-cash interest income	(531)	(113)	(1,042)
Non-cash lease expense, net	481	505	521
Casualty losses, net	2,112	2,505	468
Loss (income) related to non-controlling interests in consolidated joint ventures	14,824	(2,321)	2,896
Adjustments related to non-controlling interests in consolidated joint ventures	(62,681)	(39,213)	(11,943)
Special allocation related to sale of joint venture asset(3)	—	(417)	—
Non-cash state taxes and other, net	455	—	—
Adjusted EBITDAre	$189,964	$180,815	$90,495

(1)      The total equity-based compensation expense for the years ended December 31, 2022 and 2021 includes $1.3 million and $2.9 million of incremental expense related to the modification of certain restricted stock awards as a result of the departure of our Chief Operating Officer and Executive Chairman, respectively.
(2)      Executive transition costs are cash payments to our former Executive Chairman as a result of the non-renewal of his employment contract in December 2021.
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

During the year ended December 31, 2023, Adjusted EBITDAre increased $9.1 million from the prior year due to an improvement in our business that was primarily driven by improving demand for corporate transient and group travel and continued strength in leisure travel coupled with increases in our operating results due to acquisitions, partially offset by disposition activity.

For information about our Adjusted EBITDAre for the year ended December 31, 2022 compared with the year ended December 31, 2021, refer to "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Liquidity and Capital Resources

Our short-term cash obligations consist primarily of operating expenses and other expenditures directly associated with our lodging properties, recurring maintenance and capital expenditures necessary to maintain our lodging properties in accordance with internal and brand standards, capital expenditures to improve our lodging properties, interest payments, settlement of any applicable interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, our joint venture acquisitions and capital requirements, contractual lease payments, corporate overhead, and distributions to our stockholders and holders of Common and Preferred Units in our Operating Partnership when declared. Our corporate overhead primarily consists of employee compensation expenses, professional fees, corporate insurance and rent expenses. Cash requirements for our corporate overhead expenses (excluding non-cash stock-based compensation), which are generally paid from operating cash flows, were $24.8 million, $22.3 million and $21.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. We generally expect our corporate overhead expenses to remain consistent with the level of our operating activities and market conditions for goods and services.

Our long-term cash obligations consist primarily of the costs of acquiring additional lodging properties, renovations and other non-recurring capital expenditures that periodically are made with respect to our lodging properties, dividends and distributions to our stockholders and holders of Common and Preferred Units in our Operating Partnership when declared, and scheduled debt payments, including maturing loans.

In May 2023, the Company completed the disposition of four wholly-owned hotels containing an aggregate of 467 guestrooms for a gross sales price of $28.1 million.

In June 2023, the GIC Joint Venture acquired the Residence Inn by Marriott located in Scottsdale, AZ containing 120 guestrooms for a purchase price of approximately $29.0 million. GIC made a capital contribution of $13.7 million, or 49% of the purchase price, to the GIC Joint Venture, and the Operating Partnership made a capital contribution of $14.3 million, or 51% of the purchase price, to the GIC Joint Venture to fund the purchase price. The Operating Partnership made its capital contribution to the GIC Joint Venture with available cash on hand and borrowings on the $400 Million Revolver.

In June 2023, the GIC Joint Venture acquired the Nordic Lodge containing 47 guestrooms located in Steamboat Springs, CO for a purchase price of approximately $13.7 million. GIC made a capital contribution of $6.7 million, or 49% of the purchase price, to the GIC Joint Venture and the Operating Partnership made a capital contribution of $7.0 million, or 51% of the purchase price, to the GIC Joint Venture to fund the purchase price. The Operating Partnership made its capital contribution to the GIC Joint Venture with available cash on hand and borrowings on the $400 Million Revolver.

In December 2023, we completed the sale of the 123-guestroom Hyatt Place in Owings Mills (Baltimore), MD for a gross selling price of $8.3 million. The net selling price less costs to sell approximated the net book value of the lodging property on the sale date resulting in a nominal gain that was recorded in the fourth quarter of 2023.

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

In October 2022, the Company entered into the Onera Joint Venture with the acquisition of a 90% equity interest in the Onera Joint Venture for $5.2 million in cash, plus additional contingent consideration of $1.8 million paid in September 2023. The Onera Joint Venture has a 100% fee simple interest in real property and improvements located in Fredericksburg, Texas consisting of an 11-unit glamping property and a 6.4-acre parcel of land.

In July 2023, we entered into the 2023 Senior Credit Facility to recast our prior senior credit facility, including certain key financial covenants, and renewal of our full access to our $400 Million Revolver. The 2023 Senior Credit Facility provides for fully extended maturities in June 2028. See “Part II - Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt,” for additional information concerning our prior senior credit facility and subsequent amendments thereto.

In September 2023, the GIC Joint Venture entered into a recast of the GIC Joint Venture Credit Facility (the "GIC Joint Venture Credit Recast"). The GIC Joint Venture Credit Recast extends the maturity of the $125 Million Revolver and the $75 Million Term Loan to an initial maturity date of September 2027, which may be extended for a single 12-month period at the option of the GIC Joint Venture, subject to certain conditions. As such, the GIC Joint Venture Credit Recast has a fully extended maturity date of September 2028.

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

Outstanding Indebtedness

At December 31, 2023, we had no balance outstanding on our $400 Million Revolver, $200.0 million outstanding on our $200 Million Term Loan and $225.0 million outstanding on our 2018 Term Loan (as defined under "Part II - Item 8. - Financial Statements and Supplementary Data - Note 6 – Debt”). Each of the credit facilities is currently supported by the 52 lodging properties included in the credit facility borrowing base. We also had $287.5 million of Convertible Notes outstanding and $57.5 million of Secured Mortgage Indebtedness.

At December 31, 2023, the GIC Joint Venture had $200.0 million outstanding under our GIC Joint Venture Credit Facility, which included borrowings of a $75.0 million term loan and a $125.0 million revolving line of credit. The GIC Joint Venture Credit Facility is secured primarily by a first priority pledge of the equity interests in the subsidiaries that hold the 13 lodging property borrowing base assets, and the related TRS entities, which wholly own the TRS Lessees.

To complete the NCI Transaction, the GIC Joint Venture entered into the GIC Joint Venture Term Loan, which is secured by the 27 lodging properties and two parking garages acquired in the transaction and assumed a PACE loan totaling $6.5 million. The GIC Joint Venture Term Loan has an accordion feature which will permit an increase in the total commitments by up to $190.0 million, for aggregate potential borrowings of up to $600.0 million. The GIC Joint Venture Term Loan will mature in January 2026 and can be extended for a single 12-month period at the Company’s option, subject to certain conditions. As such, the GIC Joint Venture Term Loan has a fully extended maturity date of January 2027. The GIC Joint Venture Term Loan is interest-only and provides for a floating interest rate equal to SOFR plus 2.86%. In February 2023, we entered into an amendment to the GIC Joint Venture Term Loan to amend certain definitions, revise the minimum borrowing base interest coverage ratio thresholds and make certain other changes. The outstanding balance of the PACE loan is $6.1 million at December 31, 2023.

Additionally, the GIC Joint Venture has a mortgage loan outstanding totaling $12.8 million at December 31, 2023 related to the acquisition of the Embassy Suites in Tucson, AZ in December 2021.

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

In August 2022, we entered into agreements to fully defease three commercial mortgage-backed securities ("CMBS") mortgage loans totaling $54.9 million. In December 2022, we entered into an agreement to fully defease a fourth commercial mortgage-backed securities ("CMBS") mortgage loan totaling $32.3 million. To defease the CMBS mortgage loans, we were required to place into trust an amount sufficient to cover future principal and interest payments related to the loans. As a result, we are no longer obligated to make future interest payments of approximately $2.4 million between the defeasance dates and maturity dates. Finally, as part of the defeasances, $26.8 million of restricted cash reserves were returned to us.

At December 31, 2023, we have scheduled debt principal payments during the next 12 months totaling $16.9 million, when taking into consideration the refinancing of the Company's $225 Million Term Loan subsequent to year end.

Subsequent to year-end, the Company successfully completed a new $200 million senior unsecured term loan financing (the "2024 Term Loan") that refinanced and replaced the 2018 Term Loan. The 2024 Term Loan has an initial maturity date of February 2027 and can be extended for two 12-month periods at the Company’s option, subject to certain conditions, for a fully extended maturity date of February 2029.The 2024 Term Loan provides for interest rate pricing ranging from 135 basis points to 235 basis points over the applicable adjusted term SOFR or 35 basis points to 135 basis points over base rate, at the Company's option. Proceeds from the 2024 Term Loan financing and advances on our $400 Million Revolver were used to repay in full the Company’s $225 million 2018 Term Loan that was scheduled to mature in February 2025. In connection with the closing of the 2024 Term Loan, the collateral securing the Company’s 2023 Senior Credit Facility was released. As a result of the 2024 Term Loan financing, the Company has significantly reduced debt maturities until 2026 and has an average length to maturity of approximately 3.6 years. Other terms of the agreement are similar to the Company’s 2023 Senior Credit Facility.

Currently, we have the capacity to pay scheduled principal payments using cash on hand or draws under our $400 Million Revolver. We have obtained financing through debt instruments having staggered maturities and intend to continue to do so in the future. Our debt includes, and may include in the future, debt secured by first priority mortgage liens on certain lodging properties, debt secured by equity pledges, and unsecured debt. We believe that we will have adequate liquidity to meet the requirements for scheduled maturities and principal repayments. However, we can provide no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, whether such refinancing will be available on favorable terms.

At December 31, 2023, we and our GIC Joint Venture are in compliance with all of our loan agreements.

See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt" for additional information concerning our loans, loan amendments and our financing arrangements.

     A summary of our debt at December 31, 2023 is as follows (dollars in thousands):

Lender	Interest Rate	Amortization Period (Years)	Initial Maturity Date	Fully Extended Maturity Date	Number of Properties Encumbered
						Principal Amount
					12/31/2023	Outstanding
2023 Senior Credit Facility
Bank of America, NA
$400 Million Revolver(1)	7.41% Variable	n/a	6/21/2027	6/21/2028	n/a	$—
$200 Million Term Loan(1)	7.36% Variable	n/a	6/21/2026	6/21/2028	n/a	200,000
Total Senior Credit and Term Loan Facility						200,000

Term Loans
KeyBank National Association Term Loan(1) (7)	7.21% Variable	n/a	2/14/2025	2/14/2025	n/a	225,000

Convertible Notes	1.50% Fixed	n/a	2/15/2026	2/15/2026	n/a	287,500

Secured Mortgage Indebtedness
MetaBank(4)	4.44% Fixed	25	7/1/2027	7/1/2027	3	42,611
Bank of the Cascades (First Interstate Bank)(4)	7.33% Variable	25	12/19/2024	12/19/2024	1	7,425
Bank of the Cascades (First Interstate Bank)(4)	4.30% Fixed	25	12/19/2024	12/19/2024		7,425
Total Mortgage Loans					4	57,461
					4	769,961

Brickell Joint Venture Mortgage Loan
City National Bank of Florida(5)	8.35% Variable	25	6/9/2025	6/9/2025	2	47,000

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver(2)	7.61% Variable	n/a	9/15/2027	9/15/2028	n/a	125,000
$75 Million Term Loan(2)	7.56% Variable	n/a	9/15/2027	9/15/2028	n/a	75,000
Bank of America, N.A.(3)	8.22% Variable	n/a	1/13/2026	1/13/2027	n/a	410,000
Wells Fargo(5)	4.99% Fixed	30	6/6/2028	6/6/2028	1	12,785
PACE loan(6)	6.10% Fixed	20	7/31/2040	7/31/2040	1	6,093
Total GIC Joint Venture Credit Facility and Term Loans					2	628,878
Total Joint Venture Debt					4	675,878
Total Debt					8	$1,445,839

(1) The 2023 Senior Credit Facility and Term Loans are supported by a borrowing base of 52 unencumbered hotel properties.
(2) The $125 Million Revolver and the $75 Term Loan are secured by pledges of the equity in the entities (and affiliated entities) that own 13 lodging properties.
(3) The $410 million term loan with Bank of America, N.A. is secured by pledges of the equity in the entities (and affiliated entities) that own 27 lodging properties.
(4) The Bank of Cascades mortgage loan is comprised of two promissory notes that are secured by the same collateral and cross-defaulted.
(5) These loans are subject to mortgage debt and secured by the same collateral.
(6) As part of the NCI Transaction, a subsidiary of the GIC Joint Venture assumed a PACE loan of approximately $6.5 million. The loan bears fixed interest at 6.10%, has an amortization period of 20 years, and matures on July 31, 2040. The PACE loan is secured by an assessment lien imposed by the County of Tarrant, Texas for the benefit of the lender.
(7)    In February 2024, we successfully closed the 2024 Term Loan. Proceeds from the 2024 Term Loan financing and advances on our $400 Million Revolver were used to repay in full this $225 million term loan that was scheduled to mature in February 2025. The 2024 Term Loan provides for a fully extended maturity date of February 2029. See "Part II - Item 8. - Financial Statement and Supplementary Information - Note 6 - Debt."

Capital Expenditures

During the year ended December 31, 2023, we funded $89.6 million of capital expenditures on a consolidated basis. When taking into consideration only our pro rata portion related to our joint ventures, capital expenditures for the year ended December 31, 2023 was $73.4 million.

We anticipate spending an estimated $65.0 million to $85.0 million in capital expenditures across our portfolio (excluding the pro rata portion related to our joint venture partners) during the year ended December 31, 2024. We expect to fund these expenditures through a combination of cash on hand, working capital, cash flows from operations, restricted cash, borrowings under our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flow Analysis

The following table summarizes changes in cash flows for the years ended December 31, 2023 and December 31, 2022 (in thousands):

	For the Years Ended December 31,
	2023	2022	Change
Net cash provided by operating activities	$153,641	$169,615	$(15,974)
Net cash used in investing activities	(101,958)	(290,513)	188,555
Net cash (used in) provided by financing activities	(65,723)	85,762	(151,485)
Net change in cash, cash equivalents and restricted cash	$(14,040)	$(35,136)	$21,096

Changes from the year ended December 31, 2023 compared to the year ended December 31, 2022 were due to the following:

•Net cash provided by operating activities. Cash provided by operating activities for the year ended December 31, 2023 was the result of net income of $153.0 million, after adjusting for non-cash items such as depreciation and amortization and equity-based compensation, and a change in working capital of $0.7 million. Cash provided by operating activities for the year ended December 31, 2022 was the result of net income of $156.1 million, after adjusting for non-cash items such as depreciation and amortization and equity-based compensation, and a change in working capital of $13.5 million.

•Net cash used in investing activities. The decrease in cash used in investing activities for the year ended December 31, 2023 was primarily due to the net effect of property acquisitions and dispositions and capital expenditures related to lodging property renovations during each period. We closed the NCI Transaction in the first quarter of 2022 and the sale of the Hilton Garden Inn San Francisco Airport North in May 2022. Cash used in investing activities during the year ended December 31, 2023 primarily related to renovation capital during the period, the funding of the Onera Mezzanine Loan (see "Part II - Item 8. - Financial Statements and Supplementary Data - Note 3 - Investments in Lodging Property, net"), and the acquisitions during the year ended December 31, 2023 of the Residence Inn by Marriott in Scottsdale, AZ and the Nordic Lodge in Steamboat, CO, partially offset by the sale of a portfolio of four lodging properties in May 2023 and the sale of Hyatt Place in Baltimore (Owings Mills), MD in December 2023.

•Net cash (used in) provided by financing activities. Cash used in financing activities for the year ended December 31, 2023 was primarily related to the net decrease in debt principal payments of $17.3 million, the payment of dividends and distributions of approximately $45.8 million and financing costs of approximately $10.3 million related to the closing of our 2023 Senior Credit Facility and the recast of our $200 Million GIC Joint Venture Credit Facility, partially offset by contributions by our GIC Joint Venture partner of $20.4 million.

Cash provided by financing activities during the year ended December 31, 2022 was primarily the result of contributions from our joint venture partners of $204.1 million for the NCI Transaction and the Brickell Transaction, borrowings of $410.0 million under the GIC Joint Venture Term Loan for the NCI Transaction, offset by debt repayments, including the repayment of $328.7 million of debt assumed as part of the NCI Transaction, the repayment of a $62.0 million term loan in May 2022, debt defeasances of $87.3 million and distributions to our joint venture partner of $80.4 million during the year ended December 31, 2022.

For information about our consolidated cash flows for the year ended December 31, 2022 compared with the year ended December 31, 2021, refer to "Part II – Item 7. – Management's Discussion and Analysis of Financial Conditions and Results of Operations – Cash Flow Analysis" of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Critical Accounting Estimates

We consider the following policies critical because they require estimates about matters that are inherently uncertain, involve various assumptions and require significant management judgment, and because they are important for understanding and evaluating our reported consolidated financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Applying different estimates or assumptions may result in materially different amounts reported in our financial statements.

Asset Impairment

Each quarter, we evaluate the net carrying amounts of our long-term assets for impairment when impairment indicators are present. We evaluate for impairment triggers based on qualitative factors such as macroeconomic trends, trends related to demand for travel and lodging, and current and projected trends related to local market conditions. We also evaluate for impairment triggers based on quantitative factors such as historical and projected revenue and profitability performance trends. When an impairment indicator is identified, we perform a recoverability analysis based on estimated future undiscounted cash flows for the asset. Forecasted undiscounted cash flows require substantial management judgment related to estimates of future revenues, which is based on historical results, our expectations related to revenue trends and future performance of the asset, our assessment of current and future market conditions and competition, our expectations related to performance of the overall economy, and third-party industry published forecasts. If we determine that an asset impairment exists, we will estimate the fair value of the asset and record a loss on impairment to record the asset at the lower of cost or fair value.

Purchase Price Allocation

Our acquisitions generally consist of land, land improvements, buildings, building improvements, furniture, fixtures and equipment, inventory, and assumed debt. We allocate the purchase price among the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition. We estimate the fair values of the assets acquired and the liabilities assumed by using a combination of the market, cost and income approaches. We determine the fair value by using market data and independent appraisals available to us and by making numerous estimates and assumptions, such as estimates of future income growth, replacement cost per unit, value per acre or buildable square foot, capitalization rates, discount rates, borrowing rates, market rental rates, capital expenditures and cash flow projections at the respective hotel properties. The determination of fair value is subjective and is based in part on assumptions and estimates that could differ materially from actual results in future periods.

Critical Accounting Policies and New Accounting Standards

See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 2 – Basis of Presentation and Significant Accounting Policies."

Recent Developments

None

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

At December 31, 2023 and 2022, we were party to six interest rate derivative agreements pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

			Average Annual Effective Fixed Rate	Notional Amount
Contract date	Effective Date	Expiration Date		December 31, 2023	December 31, 2022
Operating Partnership
October 2, 2017	January 29, 2018	January 31, 2023	1.96%	$—	$100,000
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	—	100,000
June 11, 2018	September 28, 2018	September 30, 2024	2.86%	75,000	75,000
June 11, 2018	December 31, 2018	December 31, 2025	2.92%	125,000	125,000
July 26, 2022	January 31, 2023	January 31, 2027	2.60%	100,000	100,000
July 26, 2022	January 31, 2023	January 31, 2029	2.56%	100,000	100,000
Total Operating Partnership				400,000	600,000
GIC Joint Venture
March 24, 2023	July 1, 2023	January 13, 2026	3.35%	100,000	—
March 24, 2023	July 1, 2023	January 13, 2026	3.35%	100,000	—
Total GIC Joint Venture				200,000	—
				$600,000	$600,000

At December 31, 2023, after giving effect to our interest rate derivative agreements in effect as of that date, $956.4 million, or 66%, of our debt had fixed interest rates and $489.4 million, or 34%, had variable interest rates. At December 31, 2023, debt related to our wholly-owned properties coupled with our pro rata share of joint venture debt results in a fixed-rate debt ratio of approximately 75% of our total pro rata indebtedness when including the effect of interest rate swaps effective as of that date.

At December 31, 2022, after giving effect to our interest rate derivative agreements, $758.4 million, or 51.8%, of our debt had fixed interest rates and $704.7 million, or 48.2%, had variable interest rates. At December 31, 2022, debt related to our wholly-owned properties coupled with our pro rata share of joint venture debt results in a fixed-rate debt ratio of approximately 65% of our total pro rata indebtedness when including the effect of interest rate swaps effective as of that date.

As our fixed-rate debts mature, they will become subject to interest rate risk. We currently have scheduled payments of principal on debt during the year ended December 31, 2024 totaling approximately $16.9 million.

In January 2024, subsidiaries of the GIC Joint Venture that are borrowers under the GIC Joint Venture Term Loan entered into a $100.0 million interest rate swap to fix one-month term SOFR until January 2026. The interest rate swap has an effective date of October 1, 2024 and a termination date of January 13, 2026. Pursuant to the interest rate swap, we will pay a fixed rate of 3.765% and receive the one-month term SOFR floating rate index.

Item 8.        Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by this item are included on pages F-1 through F-55 of this Annual Report on Form 10-K and are incorporated by reference herein.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on the Effectiveness of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of our Chief Executive Officer and our Chief Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP and that our receipts and our expenditures are being made only in accordance with authorizations of our management and our Board; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that we had effective internal control over financial reporting as of December 31, 2023.

Ernst & Young LLP, our independent registered public accounting firm, has issued an auditor’s attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. This report is included in "Part II – Item 8. – Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the year ended December 31, 2023.

Item 9B.    Other Information.

During the year ended December 31, 2023, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

 PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Definitive Proxy Statement on Schedule 14A (the “2024 Proxy Statement”) for the 2024 Annual Meeting of Stockholders.

Item 11.        Executive Compensation.

The information required by this item is incorporated by reference to our 2024 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2023 with respect to our securities that may be issued under existing equity compensation plans:

Plan Category	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Summit Hotel Properties, Inc. Stockholders (1)	2,002,788
Total	2,002,788

(1)  As described in the Summit Hotel Properties, Inc. 2011 Equity Incentive Plan (See "Part II – Item 8. – Financial Statements and Supplementary Data –
Note 13 - Equity-based Compensation").

The following table represents common shares retained by the Company for employee taxes due upon vesting of equity awards during the year ended December 31, 2023:

Period	Total Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2023 - March 31, 2023	168,083	$7.63	—	—
May 1, 2023 - May 31, 2023	12,547	$6.84	—	—
June 1, 2023 - June 30, 2023	150	$6.96	—	—
August 1, 2023 - August 31, 2023	3,249	$5.80	—	—
Total	184,029		—

The other information required by this item is incorporated by reference to our 2024 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our 2024 Proxy Statement.

Item 14.        Principal Accountant Fees and Services.

The information required by this item regarding our principal accountant, Ernst & Young LLP (PCAOB ID No. 42), is incorporated by reference to our 2024 Proxy Statement.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

1.    Financial Statements:

Included herein at pages F-1 through F-50

2.    Financial Statement Schedules:

The following financial statement schedule is included herein at pages F-51 through F-55.

Schedule III — Real Estate and Accumulated Depreciation

All schedules for which provision is made in Regulation S-X are either not required to be included herein pursuant to the related instructions or are inapplicable or the related information is included in the footnotes to the applicable consolidated financial statement.

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

3.15
First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP, dated February 14, 2011, as amended (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 6, 2013).

3.16
First Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on October 28, 2011).

3.17
Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on April 16, 2012).

3.18
Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on December 7, 2012).

3.19
Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on March 19, 2013).

3.20
Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the SEC on June 24, 2016).

3.21
Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP. (incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 2, 2016).

3.22
Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on November 8, 2017).

3.23
Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP. (incorporated by reference to Exhibit 3.19 of the Annual Report filed by Summit Hotel Properties, Inc. on February 21, 2018).

3.24
Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of Summit Hotel OP, LP. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on August 11, 2021).

3.25
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

10.1
$600,000,000 Amended and Restated Credit Agreement, dated as of June 21, 2023, among Summit Hotel OP, LP, as Borrower, Summit Hotel Properties, Inc., as Parent Guarantor, the other guarantors named therein, as Subsidiary Guarantors, the Initial Lenders, Initial Issuing Banks, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Regions Bank, and U.S. Bank National Association, as Co-Syndication Agents, with Bank of Nova Scotia, Capital One, National Association, and Truist Bank, as Co-Documentation Agents, with BofA Securities, Inc., Wells Fargo Securities LLC, JPMorgan Chase Bank, N.A., Regions Capital Markets, U.S. Bank National Association, Bank of Nova Scotia, Capital One, National Association, and Truist Securities, Inc., as Joint Lead Arrangers, and with BofA Securities, Inc., Wells Fargo Securities LLC, JPMorgan Chase Bank, N.A., Regions Capital Markets, and U.S. Bank National Association, as Joint Bookrunners (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on June 27, 2023).

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

10.5
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

10.10*
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

10.16*
First Amendment to Stock Award Agreement (Performance Shares), dated December 31, 2021, between Summit Hotel Properties, Inc. and Daniel P. Hansen (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 5, 2022).

10.17*
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

10.19
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

10.20
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

10.21
$200 Million Credit Agreement dated September 15, 2023, among Summit JV MR 1, LLC, as borrower, Summit Hospitality JV, LP, as parent, each subsidiary of the borrower executing the credit facility documentation as a guarantor, the Initial Lenders, Bank of America, N.A., as administrative agent, and BofA Securities, Inc., as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on September 21, 2023).

10.22
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

10.23
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

10.24
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

10.25
Registration Rights Agreement dated January 13, 2022 among Summit Hotel Properties, Inc. and Bright Force Investment, LLC, Sagestar Family, LLC and C&D Family Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 14, 2022).

10.26
Director Nomination Agreement dated January 13, 2022 among Summit Hotel Properties, Inc. and Bright Force Investment, LLC, Sagestar Family, LLC and C&D Family Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 14, 2022).

10.27
Tax Protection Agreement dated January 13, 2022 among Summit Hotel OP, LP and NewcrestImage Holdings, LLC, Sagestar Family, LLC and C&D Family Holding, LLC, LLC, (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 14, 2022).

10.28
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

10.30
Fifth Amendment to Credit Agreement dated July 21, 2022 among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, Bank of America, N.A., as administrative agent, and the lenders party to the Credit Agreement.

10.31
Eighth Amendment to the First Amended and Restated Credit Agreement dated July 21, 2022 among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, KeyBank National Association, as administrative agent, and the lenders party to the Credit Agreement.

10.32
Amended and Restated Credit Agreement dated June 21, 2023 among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, Bank of America, N.A., as administrative agent, and the lenders party to the Amended and Restated Credit Agreement.

10.33
$200 Million Credit Agreement dated September 15, 2023 among Summit JV MR 1, LLC, as borrower, Summit Hospitality JV, LP, as parent, each subsidiary of the borrower executing the credit facility documentation as a guarantor, various initial lenders, Bank of America, N.A., as administrative agent, and BofA Securities, Inc., as sole lead arranger and sole bookrunner.

10.34†
$200 Million Credit Agreement dated February 26, 2024 among Summit Hotel OP, LP as borrower, Summit Hotel Properties, Inc., as parent, each subsidiary of the borrower executing the credit facility documentation as a guarantor, various initial lenders, Regions Bank as administrative agent, and Regions Capital Markets and Capital One, National Association as joint bookrunners.

21.1†	List of Subsidiaries of Summit Hotel Properties, Inc.
23.1†	Consent of Ernst & Young, LLP
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1†	Policy for Recovery of Erroneously Awarded Compensation
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document
104(1)	The cover page for Summit Hotel Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 (formatted in Inline XBRL and contained in Exhibit 101).
 * Management contract or compensatory plan or arrangement.
† Filed herewith
(1) Submitted electronically herewith

Item 16.        Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: February 28, 2024	By:	/s/ Jonathan P. Stanner
Jonathan P. Stanner
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey W. Jones	Chairman of the Board of Directors	February 28, 2024
Jeffrey W. Jones

/s/ Jonathan P. Stanner	President, Chief Executive Officer and Director	February 28, 2024
Jonathan P. Stanner	(principal executive officer)

/s/ William H. Conkling	Executive Vice President and Chief Financial Officer	February 28, 2024
William H. Conkling	(principal financial officer)

/s/ Paul Ruiz	Senior Vice President and Chief Accounting Officer	February 28, 2024
Paul Ruiz	(principal accounting officer)

/s/ Bjorn R. L. Hanson	Director	February 28, 2024
Bjorn R. L. Hanson

/s/ Kenneth J. Kay	Director	February 28, 2024
Kenneth J. Kay

/s/ Mehulkumar B. Patel	Director	February 28, 2024
Mehulkumar B. Patel

/s/ Amina Belouizdad Porter	Director	February 28, 2024
Amina Belouizdad Porter

/s/ Thomas W. Storey	Director	February 28, 2024
Thomas W. Storey

/s/ Hope S. Taitz	Director	February 28, 2024
Hope S. Taitz

SUMMIT HOTEL PROPERTIES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Summit Hotel Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Hotel Properties, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity and redeemable non-controlling interests, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Hotel Property Acquisitions
Description of the Matter
Investments in lodging property, net totaled $2.8 billion at December 31, 2023. As explained in Note 2 of the consolidated financial statements, the Company monitors events and changes in circumstances for indicators that the carrying value of a lodging property or undeveloped land may be impaired. When such indicators are identified, the Company prepares an estimate of undiscounted future cash flows of the specific property and determine if the carrying amount of the asset is recoverable. If carrying amount of the asset is not recoverable, the Company estimates the fair value of the property, and an adjustment is made to reduce the carrying value of the property to its estimated fair value.

Auditing the Company's impairment assessment for its investments in lodging property was challenging because it involved a high degree of subjectivity in applying audit procedures and evaluating the factors the Company considered in its identification of impairment indicators.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s lodging property impairment evaluation process. For example, we tested controls over management’s evaluation of the factors used in identifying potential impairment indicators.

To test the Company’s evaluation of the factors used in identifying potential impairment indicators, we performed procedures that included, among others, testing management’s assessment of the lodging properties’ performance relative to historical or anticipated operating results in addition to testing whether there were significant changes in the lodging properties’ estimated holding periods. For example, we compared and assessed the lodging properties’ historical operating results to the current market information using both internally and externally available information. We also made inquiries of management to confirm the lodging properties’ holding periods in addition to inspecting other information such as the minutes to the Company’s operational meetings and the meetings of the Board of Directors to either confirm or contradict management’s responses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Austin, Texas

February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Summit Hotel Properties, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Summit Hotel Properties, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Summit Hotel Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity and redeemable non-controlling interests and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Austin, Texas
February 28, 2024

Summit Hotel Properties, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2023	2022
ASSETS
Investments in lodging property, net	$2,729,049	$2,841,856
Investment in hotel properties under development	1,451	—
Assets held for sale, net	73,740	29,166
Cash and cash equivalents	37,837	51,255
Restricted cash	9,931	10,553
Right-of-use assets, net	34,814	35,023
Trade receivables, net	21,348	21,015
Prepaid expenses and other	8,865	8,378
Deferred charges, net	6,659	7,074
Other assets	15,554	17,950
Total assets	$2,939,248	$3,022,270

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,430,668	$1,451,796
Lease liabilities, net	25,842	25,484
Accounts payable	4,827	5,517
Accrued expenses and other	81,215	81,304
Total liabilities	1,542,552	1,564,101
Commitments and contingencies (Note 12)
Redeemable non-controlling interests	50,219	50,219
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.25% Series E - 6,400,000 shares issued and outstanding at December 31, 2023 and 2022 (aggregate liquidation preference of $160,861 at December 31, 2023 and 2022)	64	64
5.875% Series F - 4,000,000 shares issued and outstanding at December 31, 2023 and 2022 (aggregate liquidation preference of $100,506 at December 31, 2023 and 2022)	40	40
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 107,593,373 and 106,901,576 shares issued and outstanding at December 31, 2023 and 2022 respectively	1,076	1,069
Additional paid-in capital	1,238,896	1,232,302
Accumulated other comprehensive income	10,967	14,538
Accumulated deficit and distributions in excess of retained earnings	(339,848)	(288,200)
Total stockholders’ equity	911,195	959,813
Non-controlling interests	435,282	448,137
Total equity	1,346,477	1,407,950
Total liabilities, redeemable non-controlling interests and equity	$2,939,248	$3,022,270

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2023	2022	2021
Revenues:
Room	$656,063	$609,370	$334,338
Food and beverage	41,513	32,117	7,299
Other	38,551	34,208	20,289
Total revenues	736,127	675,695	361,926
Expenses:
Room	148,005	136,999	74,781
Food and beverage	31,580	24,897	4,856
Other lodging property operating expenses	224,901	207,975	123,626
Property taxes, insurance and other	55,167	49,921	41,350
Management fees	18,452	17,442	9,858
Depreciation and amortization	150,924	150,160	105,955
Corporate general and administrative	32,530	30,765	29,428
Transaction costs	13	749	3,849
Loss on write-down of assets	16,661	10,420	4,361
Recoveries of credit losses	(1,230)	(1,100)	(2,632)
Total expenses	677,003	628,228	395,432
(Loss) gain on disposal of assets, net	(337)	20,315	240
Operating income (loss)	58,787	67,782	(33,266)
Other income (expense):
Interest expense	(86,798)	(65,581)	(43,368)
Interest income	1,688	1,544	6,855
Other income, net	1,005	1,083	2,668
Total other expense, net	(84,105)	(62,954)	(33,845)
(Loss) income from continuing operations before income taxes	(25,318)	4,828	(67,111)
Income tax expense (Note 15)	(2,798)	(3,611)	(1,473)
Net (loss) income	(28,116)	1,217	(68,584)
Less - Loss attributable to non-controlling interests	18,627	249	3,011
Net (loss) income attributable to Summit Hotel Properties, Inc. before preferred dividends and distributions	(9,489)	1,466	(65,573)
Less - Distributions to and accretion of redeemable non-controlling interests	(2,626)	(2,520)	—
Less - Preferred dividends	(15,875)	(15,875)	(15,431)
Premium on redemption of preferred stock	—	—	(2,710)
Net loss attributable to common stockholders	$(27,990)	$(16,929)	$(83,714)
Loss per share:
Basic and diluted	$(0.27)	$(0.16)	$(0.80)
Weighted average common shares outstanding - basic and diluted	105,548	105,142	104,471
Dividends per common share	$0.22	$0.08	$—

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net (loss) income	$(28,116)	$1,217	$(68,584)
Other comprehensive income (loss), net of tax:
Changes in fair value of derivative financial instruments	(2,884)	32,564	15,127
Comprehensive (loss) income	(31,000)	33,781	(53,457)
Comprehensive loss (income) attributable to non-controlling interests	17,940	(2,138)	2,990
Comprehensive (loss) income attributable to Summit Hotel Properties, Inc.	(13,060)	31,643	(50,467)
Distributions to and accretion on redeemable non-controlling interests	(2,626)	(2,520)	—
Preferred dividends and distributions	(15,875)	(15,875)	(15,431)
Premium on redemption of preferred stock	—	—	(2,710)
Comprehensive (loss) income attributable to common stockholders	$(31,561)	$13,248	$(68,608)

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Years Ended December 31, 2023, 2022 and 2021
(in thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income /(Loss)	Accumulated Deficit and Distributions	Stockholders’ Equity	Non-Controlling Interests	Total Equity
December 31, 2020	$—	9,400,000	$94	105,708,787	$1,057	$1,197,320	$(30,716)	$(179,013)	$988,742	$63,321	$1,052,063
Net proceeds from sale of preferred stock	—	4,000,000	40	—	—	96,577	—	—	96,617	—	96,617
Redemption of preferred shares	—	(3,000,000)	(30)	—	—	(72,260)	—	(2,710)	(75,000)	—	(75,000)
Purchases of capped call options	—	—	—	—	—	(21,131)	—	—	(21,131)	—	(21,131)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	16,444	—	—	16,444	99,102	115,546
Common stock redemption of common units	—	—	—	36,945	—	268	(29)	—	239	(239)	—
Common dividends and distributions	—	—	—	—	—	—	—	88	88	—	88
Preferred dividends and distributions	—	—	—	—	—	—	—	(15,431)	(15,431)	(90)	(15,521)
Equity-based compensation	—	—	—	859,460	9	10,657	—	—	10,666	15	10,681
Shares of common stock acquired for employee withholding requirements	—	—	—	(267,468)	(3)	(2,691)	—	—	(2,694)	—	(2,694)
Other comprehensive income	—	—	—	—	—	—	15,106	—	15,106	21	15,127
Net loss	—	—	—	—	—	—	—	(65,573)	(65,573)	(3,011)	(68,584)
December 31, 2021	—	10,400,000	104	106,337,724	1,063	1,225,184	(15,639)	(262,639)	948,073	159,119	1,107,192
Redeemable non-controlling interests in operating partnership issued for the acquisition of a portfolio of lodging properties	50,000	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable non-controlling interests to redemption value	2,520	—	—	—	—	—	—	(2,520)	(2,520)	—	(2,520)
Non-controlling interests in operating partnership issued for the acquisition of a portfolio of lodging properties	—	—	—	—	—	—	—	—	—	157,513	157,513
Sale of non-controlling interests in joint venture	—	—	—	—	—	—	—	—	—	674	674
Contributions by non-controlling interest in joint venture	—	—	—	—	—	1,219	—	—	1,219	210,658	211,877
Common stock redemption of common units	—	—	—	12,664	1	126	—	—	127	(127)	—
Common dividends and distributions	—	—	—	—	—	—	—	(8,632)	(8,632)	(1,279)	(9,911)
Preferred dividends and distributions	(2,301)	—	—	—	—	—	—	(15,875)	(15,875)	(165)	(16,040)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(80,353)	(80,353)
Equity-based compensation	—	—	—	811,988	8	8,438	—	—	8,446	—	8,446
Shares of common stock acquired for employee withholding requirements	—	—	—	(260,800)	(3)	(2,453)	—	—	(2,456)	—	(2,456)
Other	—	—	—	—	—	(212)	—	—	(212)	(41)	(253)
Other comprehensive income	—	—	—	—	—	—	30,177	—	30,177	2,387	32,564
Net income (loss)	—	—	—	—	—	—	—	1,466	1,466	(249)	1,217
December 31, 2022	50,219	10,400,000	$104	106,901,576	$1,069	$1,232,302	$14,538	$(288,200)	$959,813	$448,137	$1,407,950

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Years Ended December 31, 2023, 2022 and 2021
(in thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income /(Loss)	Accumulated Deficit and Distributions	Stockholders’ Equity	Non-Controlling Interests	Total Equity
December 31, 2022	50,219	10,400,000	$104	106,901,576	$1,069	$1,232,302	$14,538	$(288,200)	$959,813	$448,137	$1,407,950
Adjustment of redeemable non-controlling interests to redemption value	2,626	—	—	—	—	—	—	(2,626)	(2,626)	—	(2,626)
Sale of non-controlling interests in joint venture	—	—	—	—	—	—	—	—	—	1,353	1,353
Redemption of preferring non-controlling interests	—	—	—	—	—	—	—	(37)	(37)	(375)	(412)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	20,792	20,792
Common stock redemption of common units	—	—	—	28,179	—	272	—	—	272	(272)	—
Common dividends and distributions	—	—	—	—	—	—	—	(23,616)	(23,616)	(3,512)	(27,128)
Preferred dividends and distributions	(2,626)	—	—	—	—	—	—	(15,875)	(15,875)	(330)	(16,205)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(12,426)	(12,426)
Equity-based compensation	—	—	—	847,647	8	7,734	—	—	7,742	—	7,742
Shares of common stock acquired for employee withholding requirements	—	—	—	(184,029)	(1)	(1,387)	—	—	(1,388)	—	(1,388)
Other	—	—	—	—	—	(25)	—	(5)	(30)	(145)	(175)
Other comprehensive income	—	—	—	—	—	—	(3,571)	—	(3,571)	687	(2,884)
Net loss	—	—	—	—	—	—	—	(9,489)	(9,489)	(18,627)	(28,116)
December 31, 2023	$50,219	10,400,000	$104	107,593,373	$1,076	$1,238,896	$10,967	$(339,848)	$911,195	$435,282	$1,346,477

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net (loss) income	$(28,116)	$1,217	$(68,584)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	150,924	150,160	105,955
Amortization of debt issuance costs	5,910	5,708	4,353
Loss on write-down of assets	16,661	10,420	4,361
Recoveries of credit losses	(1,230)	(1,100)	(2,632)
Equity-based compensation	7,742	8,446	10,681
Deferred tax asset, net	84	(59)	(19)
(Gain) loss on disposal of assets, net	337	(20,315)	(240)
Non-cash interest income	(531)	(113)	(1,042)
Debt transaction costs	395	1,528	220
Other	793	232	412
Changes in operating assets and liabilities:
Trade receivables, net	(334)	(7,257)	(2,701)
Prepaid expenses and other	(636)	1,845	(1,362)
Accounts payable	(380)	(438)	1,854
Accrued expenses and other	2,022	19,341	14,795
NET CASH PROVIDED BY OPERATING ACTIVITIES	153,641	169,615	66,051
INVESTING ACTIVITIES:
Acquisitions of real estate property	(44,614)	(286,731)	(59,036)
Improvements to lodging properties	(89,580)	(76,469)	(20,356)
Investment in hotel properties under development	(826)	—	—
Proceeds from asset dispositions, net	35,176	73,758	—
Funding of real estate loans and related expenses	(4,576)	(2,167)	(10,045)
Proceeds from principal payments on real estate loans	1,462	1,096	25,800
Escrow deposits and deferred acquisition costs	1,000	—	(10,607)
NET CASH USED IN INVESTING ACTIVITIES	(101,958)	(290,513)	(74,244)
FINANCING ACTIVITIES:
Proceeds from borrowings on revolving line of credit	75,000	531,500	516,767
Repayments of line of credit borrowings	(90,000)	(25,000)	(185,000)
Principal payments on debt	(2,284)	(506,898)	(351,932)
Proceeds from the sale of non-controlling interests	1,353	674	—
Proceeds from equity offerings, net of issuance costs	—	—	96,617
Redemption of preferred stock	(413)	—	(75,000)
Purchases of capped call options	—	—	(21,131)
Common dividends paid	(26,945)	(10,048)	—
Preferred dividends and distributions paid	(18,829)	(18,341)	(15,521)
Proceeds from contributions by non-controlling interests in joint venture	20,592	204,125	115,546
Distributions to joint venture partner	(12,426)	(80,353)	—
Financing fees, debt transactions costs and other issuance costs	(10,383)	(7,441)	(11,411)
Repurchase of common stock for tax withholding requirements	(1,388)	(2,456)	(2,694)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(65,723)	85,762	66,241
Net change in cash, cash equivalents and restricted cash	(14,040)	(35,136)	58,048
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	61,808	96,944	38,896
End of period	$47,768	$61,808	$96,944

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONSOLIDATED BALANCE SHEET TO THE AMOUNTS SHOWN IN THE STATEMENT OF CASH FLOWS ABOVE:
Cash and cash equivalents	$37,837	$51,255	$64,485
Restricted cash	9,931	10,553	32,459
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$47,768	$61,808	$96,944

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

We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. At December 31, 2023, our portfolio consisted of 100 lodging properties with a total of 14,912 guestrooms located in 24 states. At December 31, 2023, we own 100% of the outstanding equity interests in 56 of 100 of our lodging properties. We own a 51% controlling interest in 41 hotels through a joint venture with USFI G-Peak Pte. Ltd. ("GIC"), a private limited company incorporated in the Republic of Singapore (the "GIC Joint Venture"), and two 90% equity interests in separate joint ventures (the "Brickell Joint Venture" and the "Onera Joint Venture"). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

As of December 31, 2023, 86% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 90% were located within the top 100 MSAs and over 99% of our guestrooms operated under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”), and InterContinental® Hotels Group (“IHG”).

We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. To qualify as a REIT, we cannot operate or manage our lodging properties. Accordingly, all of our lodging properties are leased to our taxable REIT subsidiaries (“TRS Lessees” or "TRSs").

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

Segment Disclosure

Accounting Standards Codification (“ASC”) No. 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable operating segment for activities related to investing in real estate; thus, all required financial segment information is included in the Consolidated Financial Statements. An operating segment is defined as the component of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker in order to allocate resources and assess performance. Our investments in real estate are geographically diversified and the chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the individual lodging property level. However, because each of our lodging properties have similar economic characteristics, facilities, and services, the lodging properties have been aggregated into a single operating segment.

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

Investments in Lodging Property, net

The Company allocates the purchase price of acquired lodging properties based on the relative fair values of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Intangible assets may include certain value associated with the on-going operations of the lodging business being acquired as part of the property acquisition. Acquired intangible assets that derive their values from real property, or an interest in real property, are inseparable from that real property or interest in real property, do not produce or contribute to the production of income other than consideration for the use or occupancy of space, and are recorded as a component of the related real estate asset in our Consolidated Financial Statements. We allocate the purchase price of acquired lodging properties to land, building and furniture, fixtures and equipment based on independent third-party appraisals.

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

We monitor events and changes in circumstances for indicators that the carrying value of a lodging property or undeveloped land may be impaired. Additionally, we perform at least annual reviews to monitor the factors that could trigger an impairment. Factors that we consider for an impairment analysis include, among others: i) significant underperformance relative to historical or anticipated operating results, ii) significant changes in the manner of use of a property or the strategy of our overall business, including changes in the estimated holding periods for lodging properties and land parcels, iii) a significant increase in competition, iv) a significant adverse change in legal factors or regulations, v) changes in values of comparable land or lodging property sales, vi) significant negative industry or economic trends, and fair value less costs to sell of lodging properties held for sale relative to the contractual selling price. When such factors are identified, we prepare an estimate of the undiscounted future cash flows of the specific property and determine if the carrying amount of the asset is recoverable. If the carrying amount of the asset is not recoverable, we estimate the fair value of the property based on discounted cash flows or sales price if the property is under contract and an adjustment is made to reduce the carrying value of the property to its estimated net fair value.

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

We classify assets as Assets held for sale in the period in which certain criteria are met, including when the sale of the asset within one year is probable. Assets classified as Assets held for sale are no longer depreciated and are carried at the lower of carrying amount or fair value less estimated selling costs. We record a write-down on our Consolidated Statement of Operations when the carrying amounts of assets held for sale exceed their fair values less estimated selling costs.

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

Trade Receivables and Credit Policies

We grant credit to qualified customers, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables also include credit and debit card transactions that are in the process of being settled. Trade receivables are stated at the amount billed to the customer and do not accrue interest. We regularly review the collectability of our trade receivables. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.1 million at both December 31, 2023 and 2022. Bad debt expense was $0.4 million, $0.3 million and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Leases

In accordance with Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), we record the financial liability and right-of-use assets that are inherent to leasing an asset on our Consolidated Balance Sheets for all leases with a term of greater than 12 months regardless of their classification.

Several of our lodging properties lease retail or restaurant space to third-party tenants. The majority of our third-party tenants requested rent deferrals to ease the negative financial effects of the COVID-19 pandemic (the "Pandemic") on their businesses. We have primarily negotiated rent deferrals with these tenants that defer rent for a specified number of months and require repayment of the deferred rent over a negotiated period of time. We have adopted a policy that the deferrals are not a change in the provisions of the lease. As such, we are accounting for the concessions using the rights and obligations of the existing leases and recognize short-term lease receivables in the period that the cash payment is owed.

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

Deferred Financing Fees

Debt issuance costs are generally capitalized based on the debt transaction and presented as a direct deduction from the carrying value of the debt liability on the Consolidated Balance Sheets. Debt issuance costs are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the interest method.

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

Redeemable Non-controlling Interests

Redeemable non-controlling interests represent redeemable preferred units issued by our Operating Partnership ("Redeemable Preferred Units") in connection with the NCI Transaction (see "Note 3 - Investments in Lodging Property, net" for additional information). The Redeemable Preferred Units are presented as temporary equity related to our Operating Partnership on our Consolidated Balance Sheets under the caption of "Redeemable Non-controlling Interests ("see "Note 9 - Equity" for further information). We record Redeemable non-controlling interests at fair value on the issuance date of the securities. When the carrying value (the acquisition date fair value adjusted for the non-controlling interest’s share of net income (loss) and dividends) is less than the redemption value, we adjust the redeemable non-controlling interest to equal the redemption value with changes recognized as an adjustment to Accumulated deficit and distributions in excess of retained earnings. Any such adjustment, when necessary, is recorded as of the applicable Consolidated Balance Sheet date.

Revenue Recognition

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

Other revenues such as for parking, cancellation fees, meeting space or telephone services are recognized at the point in time or over the time period that the associated good or service is provided. Ancillary services such as parking at certain lodging properties are provided by third parties and we assess whether we are the principal or agent in such arrangements. If we are determined to be the agent, revenue is recognized based upon the commission paid to us by the third-party for the services rendered to our customers. If we are determined to be the principal, revenues are recognized based upon the gross contract price of the service provided. Certain of our lodging properties have retail spaces, restaurants or other spaces that we lease to third parties. Lease revenues are recognized on a straight line basis over the respective lease terms and are included in Other income on our Consolidated Statements of Operations.

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

Equity-Based Compensation

Our 2011 Equity Incentive Plan, which was amended and restated effective May 13, 2021 (as amended, the “Equity Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other stock-based awards. We account for time-based and performance-based stock awards using the grant date fair value of those equity awards. We have elected to account for forfeitures as they occur. Restricted stock awards with performance-based vesting conditions are market-based awards tied to total stockholder return and are valued using a Monte Carlo simulation model in accordance with ASC No. 718, Compensation — Stock Compensation. We expense the fair value of awards under the Equity Plan ratably over the vesting period and market-based awards are not adjusted for performance. The amount of stock-based compensation expense may be subject to adjustment in future periods due to forfeitures or modification of previously granted awards.

Restricted stock awards are generally granted by our board of directors (the "Board") on or about the same date annually based on the 10-day volume-weighted average price of our common stock. As such, no adjustment is required for material nonpublic information that may exist at the time of restricted stock grants.

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

We have adopted ASC No. 848, Rate Reference Reform, at December 31, 2022. Under ASC No. 848 we have elected to not reassess a previous accounting determination related to our derivative financial instruments. We have also made elections to not de-designate the hedging relationships with the change in critical terms. Finally, we made elections to not de-designate the hedging relationships due to changes in hedged instruments, hedged items or future forecasted hedged transactions.

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

We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. At December 31, 2023, the Company continues to be in a three-year cumulative loss. As such, the realizability of our deferred tax assets at December 31, 2023 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all of our deferred tax assets at December 31, 2023.

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

Assets and liabilities measured at fair value on a recurring basis are based on one or more of the following valuation techniques:

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

Assets measured at fair value on a nonrecurring basis consist of lodging properties classified as Assets Held For Sale that are recorded at the lower of historical cost or fair value, which is the selling price less estimated costs to sell (Level 2).

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

Basic and diluted loss per share for the years ended December 31, 2023, 2022 and 2021 are calculated as Net loss attributable to common stockholders for each respective period divided by weighted average common shares outstanding for each respective period as all other securities are antidilutive. Potentially dilutive shares include unvested restricted share grants, unvested performance share grants, common shares issuable upon conversion of convertible debt and common shares issuable upon conversion of Common Units of our Operating Partnership.

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

New Accounting Standards

In October 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-06, Disclosure Improvements, codification amendments in response to the U.S. Securities and Exchange Commission's ("SEC") Disclosure Update and Simplification Initiative that was issued in August 2018. ASU 2023-06 will modify the disclosure or presentation requirements related to various subtopics, with clarifications to or technical corrections of the current requirements. The new guidance is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. ASU 2023-06 applies to all reporting entities within the scope of the amended subtopics. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The adoption of ASU 2023-06 will not have a material effect on our Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). ASU 2023-07 which will improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Although we operate only a single segment, ASU 2023-07 will require us to adhere to all disclosure requirements of the pronouncement which includes among other things, disclosures related to our chief operating decision maker. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-07 will not have a material effect on our Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). ASU 2023-09 provides for changes to the rate reconciliation and income taxes paid disclosures to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 also improves the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with SEC Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and (2) removing disclosures that no longer are considered cost beneficial or relevant. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The adoption of ASU 2023-09 will not have a material effect on our Consolidated Financial Statements.

Reclassifications

A portfolio of two lodging properties with an aggregate carrying amount of approximately $49.9 million that were classified as Assets Held for Sale at December 31, 2022 have been reclassified to Investments in Lodging Property, net during the year ended December 31, 2023 as the proposed sale of the properties was terminated during the year then ended.

NOTE 3 –– INVESTMENTS IN LODGING PROPERTY, NET

Investments in Lodging Property, net

Investments in lodging property, net at December 31, 2023 and 2022 include (in thousands):

	2023	2022
Land	$373,039	$373,106
Lodging buildings and improvements	2,786,223	2,815,993
Intangible assets	39,954	39,954
Construction in progress	41,324	64,159
Furniture, fixtures and equipment	268,631	252,842
Real estate development loan (1)	4,176	—
	3,513,347	3,546,054
Less - accumulated depreciation and amortization	(784,298)	(704,198)
	$2,729,049	$2,841,856

(1)    In January 2023, we entered into an agreement with affiliates of Onera Opportunity Fund I, LP to provide a mezzanine financing loan to fund up to $4.6 million for the development of a property. The mezzanine loan was classified as Investments in Lodging Property, net in our Consolidated Balance Sheet at December 31, 2023. See "Note 4 - Investment in Real Estate Loans" for further information.

Depreciation expense was $150.3 million, $149.5 million, and $105.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Lodging Property Acquisitions

Residence Inn by Marriott - Scottsdale, AZ

In June 2023, the GIC Joint Venture acquired the Residence Inn by Marriott located in Scottsdale, AZ containing 120 guestrooms for a purchase price of approximately $29.0 million. GIC made a capital contribution of $13.7 million, or 49% of the cash paid at closing, to the GIC Joint Venture, and the Operating Partnership made a capital contribution of $14.3 million, or 51% of the cash paid at closing to the GIC Joint Venture, along with $1.0 million of earnest money that was paid from available cash of the GIC Joint Venture to fund the purchase price. The Operating Partnership made its capital contribution to the GIC Joint Venture with available cash on hand and borrowings on our revolving line of credit.

Nordic Lodge - Steamboat Springs, CO

In June 2023, the GIC Joint Venture acquired the Nordic Lodge located in Steamboat Springs, CO containing 47 guestrooms for a purchase price of approximately $13.7 million. GIC made a capital contribution of $6.7 million, or 49% of the purchase price, to the GIC Joint Venture and the Operating Partnership made a capital contribution of $7.0 million, or 51% of the purchase price, to the GIC Joint Venture to fund the purchase price. The Operating Partnership made its capital contribution to the GIC Joint Venture with available cash on hand and borrowings on our revolving line of credit.

NCI Transaction

In January and March 2022, the Operating Partnership and the GIC Joint Venture closed on a transaction with NewcrestImage Holdings, LLC, a Delaware limited liability company, and NewcrestImage Holdings II, LLC, a Delaware limited liability company (together, “NewcrestImage”), to purchase from NewcrestImage a portfolio of 27 lodging properties, containing an aggregate of 3,709 guestrooms, and two parking structures, containing 1,002 spaces and various financial incentives for an aggregate purchase price of $822.0 million (the "NCI Transaction"), paid in the form of 15,864,674 Common Units (deemed value of $10.0853 per unit), 2,000,000 preferred units of limited partnership of the Operating Partnership newly designated as 5.25% Series Z Cumulative Perpetual Preferred Units (Liquidation Preference $25 Per Unit) (the “Series Z Preferred Units”), cash draws totaling $410.0 million from a term loan entered into by subsidiaries of the GIC Joint Venture, the assumption by a subsidiary of the GIC Joint Venture of approximately $6.5 million in Property Assessed Clean Energy ("PACE") loan debt, $5.9 million of cash contributed to escrow in the prior year by GIC, as a limited partner in the GIC Joint Venture, and approximately $185.2 million cash contributed by GIC at closing. GIC also contributed to the GIC Joint Venture an additional $18.5 million in cash for estimated pre-acquisition costs related to the NCI Transaction, a portion of which was distributed to the Operating Partnership as reimbursement for transaction costs paid by the Operating Partnership.

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

Brickell Transaction

In June 2022, we formed the Brickell Joint Venture (see "Note 10 - Non-controlling Interests and Redeemable Non-controlling Interests") to facilitate the exercise of our initial purchase option to acquire a 90% equity interest (the "Initial Purchase Option") in the AC Hotel by Marriott and Element Miami Brickell Hotel in Miami, FL (together the "AC/Element Hotel"). The exercise price of the Initial Purchase Option was $89.0 million and was primarily funded with the conversion of the mezzanine loan of $29.9 million to equity, $7.9 million in cash and the assumption of debt.

Onera Transaction

In October 2022, we formed the Onera Joint Venture (see "Note 10 - Non-controlling Interests and Redeemable Non-controlling Interests") to facilitate the acquisition of a 90% equity interest in the Onera Opportunity Fund I LP ("Onera") for $5.2 million in cash, plus additional contingent consideration of $1.8 million paid in September 2023. The Onera Joint Venture has a 100% fee simple interest in real property and improvements consisting of an 11-unit glamping property and a 6.4-acre parcel of land.

Lodging property acquisitions during the years ended December 31, 2023 and 2022 were as follows (dollar amounts in thousands):

Date Acquired	Franchise/Brand	Location	Guestrooms	Purchase Price
2023 Acquisitions:
June 1, 2023	Residence Inn by Marriott	Scottsdale, AZ	120	$29,000
June 23, 2023	Nordic Lodge	Steamboat Springs, CO	47	13,700
Total acquisitions 2023			167	$42,700

2022 Acquisitions:
January 13, 2022	Portfolio of properties - twenty-six lodging properties and two parking garages (1)	Various	3,533	$766,000
March 23, 2022	Canopy Hotel by Hilton (1)	New Orleans, LA	176	56,000
June 10, 2022	AC/Element Hotel (2)	Miami, FL	264	80,100
October 26, 2022	Onera (3)	Fredericksburg, TX	11	7,000
Total acquisitions 2022			3,984	$909,100

(1)       In January 2022, we acquired a portfolio of twenty-six hotels and two parking garages for an aggregate purchase price of 766.0 million. The hotels acquired included 21 hotels and two parking garages in Texas, two hotels in Louisiana, and three hotels in Oklahoma under the following brands: Marriott (13), Hilton (7), Hyatt (4), and IHG (2). In March 2022, we acquired the Canopy New Orleans upon completion of its construction for a purchase price of $56.0 million.

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

(3)       In October 2022, we completed the acquisition of a 90% equity interest in Onera Joint Venture which owns an 11-unit glamping property for $5.2 million based on aggregate purchase price of $5.8 million. We paid for our 90% in cash, plus $0.5 million of transaction costs. Additionally, the transaction includes additional contingent consideration (based on performance of the property for the 12-month period ending July 31, 2023) that was paid in September 2023 of $1.8 million. The Onera Joint Venture has a 100% fee simple interest in real property and improvements consisting of 11 lodging units and a 6.4-acre parcel of undeveloped land.

The allocation of the aggregate purchase prices and contingent consideration to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

	2023	2022
Land	$12,645	$68,426
Lodging buildings and improvements	30,721	756,551
Furniture, fixtures and equipment	1,448	82,730
Incentives and other intangibles	—	25,642
Other assets	—	5,318
Total assets acquired (1) (2)	44,814	938,667
Less debt assumed	—	(382,205)
Less lease liabilities assumed	—	(5,441)
Less other liabilities	—	(5,892)
Net assets acquired	$44,814	$545,129

(1)       Total assets acquired during the year ended December 31, 2023 is based on an aggregate purchase price of $42.7 million plus transaction costs of $0.1 million and $1.8 million related to contingent consideration paid to the seller in September 2023. See "Note 10 - Non-controlling Interests and Redeemable Non-controlling Interests" for details related to the Onera Joint Venture.

(2)       Total assets acquired during the year ended December 31, 2022 is based on an aggregate purchase price of $909.1 million adjusted for the following items:
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
•Onera Transaction: Onera Joint Venture partner's non-controlling interest of $0.8 million and $0.5 million of transaction costs.

All lodging property purchases completed during the years ended December 31, 2023 and 2022 were deemed to be the acquisition of assets. Therefore, acquisition costs related to these transactions have been capitalized as part of the recorded amounts of the acquired net assets.

Lodging Property Sales

Portfolio of Four Lodging Properties

In May 2023, we completed the sale of four lodging properties (the "Sale Portfolio") for an aggregate gross selling price of $28.1 million as follows:

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

Hyatt Place - Baltimore (Owings Mills), MD

In December 2023, we completed the sale of the 123-guestroom Hyatt Place in Baltimore, MD for a gross selling price of $8.3 million. The net selling price less costs to sell approximated the net book value of the hotel property on the sale date resulting in a nominal gain that was recorded in the fourth quarter of 2023.

Hilton Garden Inn San Francisco Airport North - San Francisco, CA

In May 2022, the GIC Joint Venture completed the sale of a 169-guestroom Hilton Garden Inn San Francisco Airport North in San Francisco, CA for a gross selling price of $75.0 million. The sale of this property resulted in a net gain of $20.5 million to the GIC Joint Venture during the year ended December 31, 2022.

Hyatt Place - Dallas (Plano), TX

During the fourth quarter of 2023, we entered into a purchase and sale agreement with a third-party to sell the 127-guestroom Hyatt Place Dallas (Plano), TX for $10.3 million. We reclassified the property in Assets Held for sale, net at December 31, 2023 and recorded a write-down of $4.0 million in the fourth quarter of 2023 for the excess of the net carrying amount of the portfolio of properties over the net selling price less estimated costs to sell. We completed the sale of the property on February 15, 2024 under the terms described above.

Intangible Assets

Intangible assets included in Investments in Lodging Property, net in our Consolidated Balance Sheets include the following (in thousands):

		December 31,
	Weighted Average Amortization Period (in Years)	2023	2022
Indefinite-lived Intangible assets:
Air rights	N/A	$10,754	$10,754
Other	N/A	80	80
		10,834	10,834
Finite-lived intangible assets:
Tax incentives(1)	9.2	19,750	19,750
Key money(1)	17.8	9,370	9,370
		29,120	29,120
Total intangible assets		39,954	39,954
Less - accumulated amortization		(9,251)	(5,110)
Intangible assets, net		$30,703	$34,844

(1)    Finite-lived intangible assets were primarily acquired in the NCI Transaction.

We recorded amortization expense related to intangible assets of approximately $4.1 million and $4.0 million for the years ended December 31, 2023 and 2022, respectively. There was no amortization expense related to intangible assets for the for the year ended December 31, 2021.

Future amortization expense related to intangible assets is as follows (in thousands):

For the Year Ended December 31,	Amount
2024	$4,126
2025	1,564
2026	1,564
2027	1,511
2028	1,016
Thereafter	10,088
$19,869

Assets Held for Sale

Assets held for sale, net at December 31, 2023 include a parcel of undeveloped land in Flagstaff, AZ and certain properties that are under contract for sale and expected to close during the first half of 2024 as follows (in thousands):

	December 31,
	2023	2022
Under Contract for Sale:
Portfolio of four lodging properties	$—	$27,516
Hyatt Place - Dallas (Plano), TX	9,940	—
One individual lodging property and a portfolio of two lodging properties	54,146	—
Parcel of undeveloped land - San Antonio, TX	1,225	1,225
	65,311	28,741
Marketed for Sale:
One individual lodging property	8,004	—
Parcel of undeveloped land - Flagstaff, AZ	425	425
	$73,740	$29,166

During the first quarter of 2024, we entered into two separate purchase and sale agreements with two unrelated third-parties to sell one individual lodging property and a portfolio of two lodging properties with an aggregate 529-guestrooms for an aggregate selling price of $84.0 million. We reclassified all three of the properties to Assets Held for sale, net at December 31, 2023 and recorded a write-down of $1.4 million in the fourth quarter of 2023 for the excess of the net carrying amount of one of the lodging properties over its net selling price less estimated costs to sell. We expect to complete the transactions during the first half of 2024.

At December 31, 2023, we have a lodging property with 101-guestrooms being marketed for sale. We have reclassified the property to Assets Held for Sale, net at December 31, 2023 and recorded a write-down of $11.3 million in the fourth quarter of 2023 for the excess of the net carrying amount of the lodging property over its expected net selling price less estimated costs to sell.

During the first quarter of 2023, we entered into a purchase and sale agreement with a third-party to sell a 5.99-acre parcel of undeveloped land in San Antonio, TX for $1.3 million. We expect to complete the transaction during the second quarter of 2024.

During the year ended December 31, 2022, the Company recorded a Loss on write-down of assets of $2.9 million to reduce the carrying amounts of the Hilton Garden Inn - Eden Prairie, MN, Holiday Inn Express & Suites - Minnetonka, MN, Hyatt Place - Chicago (Hoffman Estates), and Hyatt Place - Chicago (Lombard), IL to their net selling prices less estimated costs to sell. Additionally, during the year ended December 31, 2022, the Company recorded a loss on write-down of assets of $7.2 million to reduce the carrying amounts of two lodging properties to their expected selling prices less estimated costs to sell. The proposed sale of these two lodging properties was terminated during the year ended December 31, 2023.

During the year ended December 31, 2021, the Company recorded a loss on write-down of assets of $4.4 million on its unexercised purchase options related to real estate development loans. See "Note 11 – Fair Value Measurement" for further information.

NOTE 4 — INVESTMENT IN REAL ESTATE LOANS

Real Estate Development Loans

Onera Mezzanine Financing Loan

In January 2023, we entered into an agreement with affiliates of Onera Opportunity Fund I, LP ("Onera") to provide a mezzanine financing loan to fund up to $4.6 million (the "Onera Mezzanine Loan") for the development of a lodging property in Wimberley, TX. The Onera Mezzanine Loan is secured by a second mortgage on the property and is subordinate to the senior lender for the development project. The loan matures 24 months from the closing date of the transaction and may be extended for an additional 12 months at the borrower's option. Additionally, we issued a $3.0 million letter of credit to the senior lender of the project as additional support for Onera's construction loan. We also have an option to purchase 90% of the equity of the entity that owns the development property upon completion of construction or upon the one-year anniversary of such completion at a pre-determined price (the "Onera Purchase Option"). The development is expected to be completed in the second half of 2024. As of December 31, 2023, we have funded our entire $4.6 million commitment under the mezzanine financing loan. The balance of the Onera Mezzanine Loan is recorded net of the unamortized discount related to the carrying amount of the Onera Purchase Option of $0.4 million at December 31, 2023, and is classified as Investments in lodging property, net in our Consolidated Balance Sheets at December 31, 2023.

We recorded the Onera Purchase Option related to the Onera Mezzanine Loan at its estimated fair value of $0.9 million on the transaction date using the Black-Scholes model in Other assets and as a contra-asset to Investments in lodging property, net. The recorded amount of the Onera Purchase Option is being amortized over the term of the Onera Mezzanine Loan using the straight-line method, which approximates the interest method, as non-cash interest income. For the year ended December 31, 2023, we amortized $0.5 million of the carrying amount of the Onera Purchase Option as non-cash interest income.

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

Brickell Mezzanine Financing Loan

During the year ended December 31, 2019, we executed a mezzanine financing loan to a developer, as amended (the "Brickell Mezzanine Loan"), to fund up to $29.9 million for a mixed-use development project that included the AC/Element Hotel, retail space, and parking.

During the second quarter of 2022, we exercised our option (the “Initial Purchase Option”) to purchase a 90% interest in the AC/Element Hotel, retail space, and parking that was granted in connection with the Brickell Mezzanine Loan, which resulted in payment in full of the Brickell Mezzanine Loan. We also have the right to purchase the remaining interest in the property five years after the completion of construction. The Brickell Mezzanine Loan was classified as Investments in lodging property, net in our Condensed Consolidated Balance Sheets.

Seller-Financing Loans

In June 2018, we sold two hotel properties for an aggregate selling price of $24.9 million. We provided seller financing in two notes totaling $3.6 million on the sale of these properties. During the year ended December 31, 2020, we recorded an allowance for credit losses in an amount equal to the outstanding principal balance of the loans due to a borrower default caused by the negative effects of the Pandemic. During the year ended December 31, 2022, we received $0.6 million from the borrower to repay one of the two loans in full and $0.5 million of principal payments on the remaining loan. As such, we recorded Recoveries of credit losses of $1.1 million during the year ended December 31, 2022. During the year ended December 31, 2023, we received $1.5 million from the borrower to repay approximately $0.3 million of accrued and unpaid interest and the remaining outstanding principal balance of the remaining loan. As a result, we recorded Recoveries of credit losses of $1.2 million during the year ended December 31, 2023 related to the repayment in full of the seller-financing loan.

The seller-financing loan, net was included in Prepaid expenses and other in our Consolidated Balance Sheets at December 31, 2022.

Investment in real estate loans, net at December 31, 2022 was as follows (in thousands):

December 31,
2022
Real estate loan	$1,250
Allowance for credit losses	(1,250)
$—

NOTE 5 — SUPPLEMENTAL BALANCE SHEET INFORMATION

Restricted Cash

Restricted cash was as follows (in thousands):

	December 31,
	2023	2022
FF&E reserves	$9,583	$10,223
Property taxes	343	316
Other	5	14
	$9,931	$10,553

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

Prepaid Expenses and Other

Prepaid expenses and other included the following (in thousands):

	December 31,
	2023	2022
Deferred acquisition costs	$199	$334
Prepaid insurance	1,945	1,708
Prepaid taxes	1,478	1,639
Other	5,243	4,697
	$8,865	$8,378

Deferred Charges

Deferred charges were as follows (in thousands):

	December 31,
	2023	2022
Franchise fees	$10,106	$10,079
Less - accumulated amortization	(3,447)	(3,005)
	$6,659	$7,074

Amortization expense for the years ended December 31, 2023, 2022, and 2021 was $0.6 million, $0.7 million and $0.5 million, respectively.

Other Assets

Other assets included the following (in thousands):

	December 31,
	2023	2022
Derivative financial instrument	$13,958	$16,841
Purchase options related to real estate loan	931	—
Deferred tax asset, net	20	108
Other	645	1,001
	$15,554	$17,950

Accrued Expenses and Other

Accrued expenses and other included the following (in thousands):

	December 31,
	2023	2022
Accrued property, sales and income taxes	$26,590	$28,972
Accrued salaries and benefits	13,307	13,029
Other accrued expenses at lodging properties	26,745	25,282
Accrued interest	6,136	4,158
Other	8,437	9,863
	$81,215	$81,304

NOTE 6 –– DEBT

At December 31, 2023, our indebtedness was comprised of borrowings under our 2023 Senior Credit Facility (as defined below), the 2018 Term Loan (as defined below), the GIC Joint Venture Credit Facility (as defined below), the GIC Joint Venture Term Loan (as defined below), the PACE Loan (as defined below), the Brickell Mortgage Loan (as defined below), the Convertible Notes (as defined below), and other indebtedness secured by first priority mortgage liens on various lodging properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 5.31% and 5.04% at December 31, 2023 and 2022, respectively.

$600 Million Senior Credit and Term Loan Facility

In June 2023, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into an amended and restated $600.0 million senior credit facility (the “2023 Senior Credit Facility”) with Bank of America, N.A., as successor administrative agent, and a syndicate of lenders. The 2023 Senior Credit Facility is comprised of a $400.0 million revolver (the "$400 Million Revolver") and a $200.0 million term loan facility (the “$200 Million Term Loan”). The 2023 Senior Credit Facility has an accordion feature which allows the Company to increase the total commitments by an aggregate of up to $300.0 million.

The $400 Million Revolver has a maturity date of June 2027, which may be extended by the Company for up to two consecutive six-month periods, subject to certain conditions and the $200 Term Loan has a maturity date of June 2026, which may be extended by the Company for up to two consecutive 12-month periods, subject to certain conditions. At December 31, 2023, the $200 Million Term Loan was fully funded, and we had no borrowings on our $400 Million Revolver. Borrowings under the 2023 Senior Credit Facility are limited by the value of the Unencumbered Assets.

The 2023 Senior Credit Facility bears interest at the Secured Overnight Financing Rate (“SOFR”). The interest rate on the $400 Million Revolver is based on the higher of (i) a pricing grid ranging from 140 basis points to 240 basis points plus Adjusted Daily SOFR or Adjusted Term SOFR, depending on the Company's leverage ratio (as defined in the loan documents); and (ii) a pricing grid ranging from 40 basis points to 140 basis points over the Base Rate, depending on the Company's leverage ratio (as defined in the credit agreements governing the 2023 Senior Credit Facility).

The interest rate on the $200 Million Term Loan pursuant to the 2023 Senior Credit Facility is based on the higher of (i) a pricing grid ranging from 135 basis points to 235 basis points plus Adjusted Daily SOFR or Adjusted Term SOFR, depending on the Company's leverage ratio (as defined in the loan documents); and (ii) a pricing grid ranging from 35 basis points to 135 basis points over the Base Rate, depending on the Company's leverage ratio (as defined in the loan documents).

Term SOFR will be available for one, three and six-month interest periods. The Base Rate is a fluctuating rate of interest per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced by Bank of America as its “prime rate,” (c) SOFR published on such day on the Federal Reserve Bank of New York’s website (or any successor source) plus 1.00% and (d) 1.00%. For purposes of the 2023 Senior Credit Facility, SOFR is subject to a floor of zero basis points.

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

The 2023 Senior Credit Facility requires the borrower and certain subsidiaries to pledge to the secured parties all of the equity interests in the entities that own all properties included in the unencumbered asset pool supporting the facility (“Unencumbered Properties”), as well as the equity interests in the TRS Lessees related to such Unencumbered Properties until the borrower meets certain conditions for their release, which conditions were satisfied subsequent to December 31, 2023 and the pledge of such equity interests were released in full. The 2023 Senior Credit Facility also permitted the Company to complete the Convertible Notes Offering (defined below), the Series F preferred shares offering (defined below), close on the NCI Transaction and enter into equity transactions and indebtedness related thereto.

Term Loans

2018 Term Loan

In February 2018, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a new $225.0 million term loan (the “2018 Term Loan”) with KeyBank National Association, as administrative agent, and a syndicate of lenders listed in the loan documentation, which is fully drawn as of December 31, 2023. The 2018 Term Loan has an accordion feature that allows us to increase the total commitments by $150.0 million prior to the maturity date of February 14, 2025, subject to certain conditions.

Amendments to $225 Million 2018 Term Loan

Between May 2020 and July 2022, the Company entered into several amendments to the 2018 Term Loan (collectively, the "2018 Term Loan Amendments"). The amendments to the 2018 Term Loan are substantially the same as the 2023 Senior Credit Facility. There was no modification to the maturity date of the 2018 Term Loan.

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

Financial and Other Covenants. We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2018 Term Loan. The 2018 Term Loan Amendments provide that certain financial and other covenants under the 2018 Term Loan were waived or adjusted, which waivers and adjustments were the same as the Company's prior senior credit facility. At December 31, 2023, we were in compliance with all financial covenants.

Unencumbered Assets. Borrowings under the 2018 Term Loan are limited by the value of the Unencumbered Assets.

Subsequent to year-end, the Company successfully completed a new $200 million senior unsecured term loan financing (the “2024 Term Loan”) that refinanced and replaced the 2018 Term Loan. The 2024 Term Loan has an initial maturity date of February 2027 and can be extended for two 12-month periods at the Company’s option, subject to certain conditions, for a fully extended maturity date of February 2029.The 2024 Term Loan provides for interest rate pricing ranging from 135 basis points to 235 basis points over the applicable adjusted term SOFR or 35 basis points to 135 basis points over base rate, at the Company's option. Proceeds from the 2024 Term Loan financing and advances on our $400 Million Revolver were used to repay in full the Company’s $225 million 2018 Term Loan that was scheduled to mature in February 2025. In connection with the closing of the 2024 Term Loan, the collateral securing the Company’s 2023 Senior Credit Facility was released. As a result of the 2024 Term Loan financing, the Company has significantly reduced debt maturities until 2026 and has an average length to maturity of approximately 3.6 years. Other terms of the agreement are similar to the Company’s 2023 Senior Credit Facility.

Convertible Senior Notes and Capped Call Options

In January 2021, we entered into an underwriting agreement (the “Convertible Notes Offering”) pursuant to which the Company agreed to offer and sell $287.5 million aggregate principal amount of 1.50% convertible senior notes due 2026 (the “Convertible Notes"). The net proceeds from the Convertible Notes Offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company (including net proceeds from the full exercise by the underwriters of their over-allotment option to purchase additional Convertible Notes), were approximately $280.0 million before consideration of the Capped Call Transactions (as described below). These proceeds were used to pay the cost of the Capped Call Transactions and to partially repay outstanding obligations under the Company's prior senior credit facility and a $62.0 million term loan.

The Convertible Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The Convertible Notes will mature on February 15, 2026 (the “Maturity Date”), unless earlier converted, purchased or redeemed. Prior to August 15, 2025, the Convertible Notes will be convertible only upon certain circumstances and during certain periods. On or after August 15, 2025 and through the Maturity Date, holders may convert any of their Convertible Notes into shares of the Company’s common stock, at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day prior to the Maturity Date, unless the Convertible Notes have been previously purchased or redeemed by the Company. During each of the years ended December 31, 2023, 2022 and 2021, the Company recorded coupon interest expense of $4.3 million, $4.3 million, and $4.2 million, respectively, and amortized $1.5 million during each of the years ended December 31, 2023, 2022, and 2021 of the $7.6 million debt issuance costs related to the Convertible Notes Offering. Including the amortization of the debt issuance costs, the current effective interest rate on the Convertible Notes is approximately 2.02%. The unamortized discount related to the Convertible Notes was $3.2 million and $4.7 million at December 31, 2023 and 2022, respectively.

The initial conversion rate of the Convertible Notes is 83.4028 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $11.99 per share of common stock based on the 37.5% base conversion premium on the reference price of $8.72 per share. In no event will the conversion rate exceed 114.6788 shares of common stock per $1,000 principal amount of Convertible Notes, subject to certain adjustments defined in the Convertible Notes Offering. Commensurate with the declaration of dividends on our common stock and Common Units during the years ended December 31, 2023 and 2022, the conversion rate of the Convertible Notes was adjusted to 87.0869 shares of common stock per $1,000 principal amount of Convertible Notes at December 31, 2023.

In January 2021, in connection with the pricing of the Convertible Notes and the full exercise by the Underwriters of their option to purchase additional Convertible Notes pursuant to the Underwriting Agreement, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the underwriters or their respective affiliates and another financial institution (the “Capped Call Counterparties”). The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the number of shares of common stock underlying the Convertible Notes. The Capped Call Transactions are generally expected to reduce the potential dilution to holders of shares of common stock upon conversion of the Convertible Notes or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted Convertible Notes upon conversion thereof, with such reduction or offset subject to a cap.

The effective strike price of the Capped Call Transactions is initially $15.26, which represents a premium of 75.0% over the last reported sale price of the common stock on the New York Stock Exchange on January 7, 2021, and is subject to certain adjustments under the terms of the Capped Call transactions. The strike price was $14.61 at December 31, 2023 due to the adjustments related to the dividends paid during the years ended December 31, 2023 and 2022.

MetaBank and Other Mortgage Loans

In June 2017, Summit Meta 2017, LLC (“SM-17”), a subsidiary of our Operating Partnership, entered into a $47.6 million secured, non-recourse loan with MetaBank (the "MetaBank Loan"). The MetaBank Loan provides for a fixed interest rate of 4.44%, amortizes over 25 years, and matures on July 1, 2027. The MetaBank Loan is secured by three hotel properties and is subject to a prepayment penalty if prepaid prior to April 1, 2027. In or around December 2021, MetaBank sold the MetaBank Loan to Bayside MB CRE Loans, LLC (“Bayside”). In October 2022, and on several occasions thereafter, Bayside's legal counsel sent letters to SM-17 alleging various events of default under the MetaBank Loan, primarily related to certain non-monetary covenants. In all cases, SM-17's legal counsel sent written responses to Bayside disputing that any events of default have occurred.

At December 31, 2023 and 2022, we had mortgage loans totaling $123.3 million and $125.6 million, respectively, that are secured primarily by first mortgage liens on eight hotel properties each at December 31, 2023 and 2022.

During 2022, we entered into agreements to fully defease four commercial mortgage-backed securities ("CMBS") mortgage loans totaling $87.3 million, and by placing into trust an amount sufficient to cover future principal and interest payments. The defeasance resulted in the 11 lodging properties that collateralized the CMBS mortgage loans becoming unencumbered. The defeasance was recorded as an extinguishment of the debt since we have been fully released from liability. As part of the transaction, we incurred transaction costs of $0.8 million that were recorded as Transaction Costs in our Statement of Operations for the year ended December 31, 2022. We will no longer be obligated to make future interest payments of approximately $2.4 million between the defeasance dates and the original maturity dates, and $26.8 million of restricted cash reserves were returned to us. We also expensed $0.1 million of unamortized deferred financing costs related to the defeased CMBS mortgage loans as Transaction Costs during the year ended December 31, 2022.

GIC Joint Venture Credit Facility

In October 2019, Summit JV MR 1, LLC (the “Borrower”), as borrower, and Summit Hospitality JV, LP (the “Parent” or "GIC Joint Venture"), as parent of the Borrower, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a $200.0 million credit facility (the “GIC Joint Venture Credit Facility”) with Bank of America, N.A., as administrative agent and sole initial lender, and BofA Securities, Inc., as sole lead arranger and sole bookrunner. The Operating Partnership and the Company are not borrowers or guarantors of the GIC Joint Venture Credit Facility. The GIC Joint Venture Credit Facility is guaranteed by all of the Borrower’s existing and future subsidiaries, subject to certain exceptions.

The GIC Joint Venture Credit Facility is comprised of a $125.0 million revolving credit facility (the “$125 Million Revolver”) and a $75.0 million term loan (the “$75 Million Term Loan”). The GIC Joint Venture Credit Facility has an accordion feature which allows the GIC Joint Venture to increase the total commitments by up to $300.0 million, for aggregate potential borrowings of up to $500.0 million on the GIC Joint Venture Credit Facility. At December 31, 2023, the GIC Joint Venture had $125.0 million outstanding under the $125 Million Revolver. The $125 Million Revolver and the $75 Million Term Loan have an initial maturity date of September 2027 and can be extended for a single 12-month period at the option of the GIC Joint Venture, subject to certain conditions. As such, the $125 Million Revolver and the $75 Million Term Loan have a fully extended maturity date of September 2028.

The interest rate on the $125 Million Revolver is based on the higher of (i) Daily SOFR or Term SOFR (1-month or 3-month), plus a SOFR adjustment of 0.10%, plus a margin of 2.15%, or, (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month Term SOFR plus 1.00%, plus a base rate margin of 1.15%.

The interest rate on the $75 Million Term Loan is five basis points less than the interest rate on the $125 Million Revolver referenced above.

In addition, on a quarterly basis, the GIC Joint Venture will be required to pay a fee on the unused portion of the GIC Joint Venture Credit Facility equal to the unused amount multiplied by an annual rate of 0.25% of the average unused amount of the GIC Joint Venture Credit Facility. The GIC Joint Venture will also be required to pay other fees, including customary arrangement and administrative fees.

The GIC Joint Venture Credit Facility requires the borrower and certain subsidiaries to pledge to the secured parties all of the equity interests in the entities that own the 13 lodging properties included in the borrowing base assets, the related TRS entities that lease each of the borrowing base assets, and all other subsidiaries of the borrower and the subsidiary guarantors, subject to certain exceptions.

Amendments to $200 Million GIC Joint Venture Credit Facility

In June 2020, the Company entered into a Second Amendment to Credit Agreement related to the GIC Joint Venture Credit Facility (the “Second Amendment”). The Second Amendment resulted in waivers or adjustments to certain financial and other covenants under the GIC Joint Venture Credit Facility, which are described in the Current Report on Form 8-K filed by the Company on June 24, 2020.

In April 2021, the Borrower, Parent, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a Third Amendment to Credit Agreement concerning the GIC Joint Venture Credit Facility (the “Third Amendment”).

Under the Third Amendment, certain financial and other covenants under the GIC Joint Venture Credit Facility were waived or adjusted as follows:

• Increase of the Maximum Leverage Ratio through the initial maturity date (as defined in the loan agreements);
• Increase of the Borrowing Base Leverage through the initial maturity date (as defined in the loan agreements);

During the covenant waiver period (which ended during 2022), the applicable margin was increased to 230 basis points and 225 basis points for the $125 Million Revolver and $75 Million Term Loan, respectively.

In February 2023, the Borrower entered into the Fifth Amendment to Credit Agreement to, among other things, convert the reference rate used in interest rate calculations from the London InterBank Offered Rate ("LIBOR") to adjusted term or daily SOFR (using a 10-basis point credit spread adjustment), with Borrower's option to borrow base rate advances, term SOFR advances or daily SOFR advances.

In September 2023, the Company recast the GIC Joint Venture Credit Facility in its entirety (the "GIC Joint Venture Credit Recast"). The GIC Joint Venture Credit Recast extends the maturity of the $125 Million Revolver and the $75 Million Term Loan to an initial maturity date of September 2027, which may be extended for a single 12-month period at the option of the GIC Joint Venture, subject to certain conditions. As such, the GIC Joint Venture Credit Recast has a fully extended maturity date of September 2028.

The GIC Joint Venture Credit Recast requires the borrower and certain subsidiaries to pledge to the secured parties all of the equity interests in the entities that own the 13 properties included in the borrowing base assets, the related TRS entities that lease each of the borrowing base assets, and all other subsidiaries of the borrower and the subsidiary guarantors, subject to certain exceptions.

Borrowing Base Assets. The GIC Joint Venture Credit Facility is secured primarily by a first priority pledge of the Borrower's equity interests in the subsidiaries that hold 13 lodging properties financed by the facility, and the related TRS entities, which wholly own the TRS Lessees that lease each of the borrowing base assets. There are currently 13 lodging properties deemed borrowing base assets.

GIC Joint Venture Term Loan

In connection with the NCI Transaction, in January 2022, Summit JV MR 2, LLC, Summit JV MR 3, LLC and Summit NCI NOLA BR 184, LLC (each of which is a subsidiary of the GIC Joint Venture, and are collectively, the “JV Borrowers”), the GIC Joint Venture, as parent guarantor, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a $410.0 million senior secured term loan facility (the “GIC Joint Venture Term Loan”) with Bank of America, N.A., as administrative agent and initial lender, Wells Fargo Bank, National Association, as syndication agent and an initial lender, and BofA Securities, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners.

Neither the Operating Partnership nor the Company are borrowers or guarantors of the GIC Joint Venture Term Loan. The GIC Joint Venture Term Loan is guaranteed by the GIC Joint Venture and all of the JV Borrowers’ existing and future subsidiaries, subject to certain exceptions.

The GIC Joint Venture Term Loan provides for a $410.0 million term loan and has an accordion feature which permits an increase in the total commitments by up to $190.0 million, for aggregate potential borrowings of up to $600.0 million. The GIC
Joint Venture Term Loan will mature in January 2026 and can be extended for a single 12-month period at the option of the
GIC Joint Venture, subject to certain conditions. As such, the GIC Joint Venture Term Loan has a fully extended maturity date of January 2027. In February 2023, the GIC Joint Venture entered into an amendment to the GIC Joint Venture Term Loan to amend certain definitions, revise the minimum borrowing base interest coverage ratio and make certain other changes.

As of December 31, 2023, we had $410.0 million outstanding on the GIC Joint Venture Term Loan bearing interest at a floating rate of SOFR plus 2.75%. The interest rate at December 31, 2023 was 8.22%.

Borrowing Base Assets. The GIC Joint Venture Term Loan is secured primarily by a first priority pledge of the JV Borrowers’ equity interests in the subsidiaries that hold a direct or indirect interest in the 27 lodging properties and two parking facilities purchased in the NCI Transaction that constitute borrowing base assets. The GIC Joint Venture Term Loan contains terms, conditions and covenants for typical for similar credit facilities.

PACE Loan

As part of the NCI Transaction, a subsidiary of the GIC Joint Venture assumed a PACE loan of approximately $6.5 million. The outstanding balance of the PACE loan is $6.1 million at December 31, 2023. The loan bears fixed interest at 6.10%, has an amortization period of 20 years, and matures on July 31, 2040. The PACE loan is secured by an assessment lien imposed by the County of Tarrant, Texas for the benefit of the lender.

Brickell Mortgage Loan

In June 2022, the Company entered into a joint venture (the "Brickell Joint Venture") with C-F Brickell, LLC, a Delaware limited liability company that was the developer of the AC/Element Hotel ("C-F Brickell"), to facilitate the exercise of the Initial Purchase Option to acquire a 90% equity interest in the Brickell Joint Venture, which owned a 100% interest in the AC/Element Hotel. In June 2022, the Brickell Joint Venture entered into a $47.0 million mortgage loan and non-recourse guaranty with City National Bank of Florida to finance the dual-branded AC/Element Hotel. The City National Bank Loan provides for an interest rate equal to one-month term SOFR plus 300 basis points. Payment terms include an interest-only period through June 30, 2024 and the loan will amortize based on a 25-year schedule from July 1, 2024 through the maturity date of June 30, 2025. The City National Bank Loan is prepayable at any time without penalty.

Financial Guarantee

During the year ended December 31, 2023, we issued a $3.0 million letter of credit to the senior lender of a development project for which we provided the Onera Mezzanine Loan as additional support on behalf of the developer. We recorded the non-contingent portion of financial guarantee as a liability of $0.2 million on the transaction date, which is the premium receivable for the guarantee payable to us by the borrower. The liability is being amortized using the straight-line method into interest income over the term of the letter of credit and is recorded in Accrued expenses and other in our Consolidated Balance Sheet at December 31, 2023.
Currently, payment under the contingent portion of the guarantee is not probable nor reasonably estimable. Therefore, no liability for the contingent portion of the guarantee is recorded at December 31, 2023.

At December 31, 2023 and 2022 our outstanding indebtedness was as follows (dollar amounts in thousands):

Lender	Reference	Interest Rate	Amortization Period (Years)	Initial Maturity Date	Fully Extended Maturity Date	Number of Properties Encumbered
							December 31,
							2023	2022
OPERATING PARTNERSHIP DEBT:
2023 Senior Credit Facility
Bank of America, NA
$400 Million Revolver	(1)	7.41% Variable	n/a	6/21/2027	6/21/2028	n/a	$—	$15,000
$200 Million Term Loan	(1)	7.36% Variable	n/a	6/21/2026	6/21/2028	n/a	200,000	200,000
Total Senior Credit and Term Loan Facility							200,000	215,000

Term Loans
KeyBank National Association Term Loan	(1) (7)	7.21% Variable	n/a	2/14/2025	2/14/2025	n/a	225,000	225,000

Convertible Notes		1.50% Fixed	n/a	2/15/2026	2/15/2026	n/a	287,500	287,500

Secured Mortgage Indebtedness
MetaBank	(2)	4.44% Fixed	25	7/1/2027	7/1/2027	3	42,611	43,917
Bank of the Cascades (First Interstate Bank)	(3)	7.33% Variable	25	12/19/2024	12/19/2024	1	7,425	7,691
Bank of the Cascades (First Interstate Bank)	(3)	4.30% Fixed	25	12/19/2024	12/19/2024		7,425	7,691
Total Mortgage Loans						4	57,461	59,299
Total Operating Partnership Debt						4	769,961	786,799

JOINT VENTURE DEBT:
Brickell Joint Venture Mortgage Loan
City National Bank of Florida		8.35% Variable	25	6/9/2025	6/9/2025	2	47,000	47,000

GIC Joint Venture Credit Facility and Term Loans	(4)
Bank of America, N.A.
$125 Million Revolver		7.61% Variable	n/a	9/15/2027	9/15/2028	n/a	125,000	125,000
$75 Million Term Loan		7.56% Variable	n/a	9/15/2027	9/15/2028	n/a	75,000	75,000
Bank of America, N.A.		8.22% Variable	n/a	1/13/2026	1/13/2027	n/a	410,000	410,000
Wells Fargo	(5)	4.99% Fixed	30	6/6/2028	6/6/2028	1	12,785	13,032
PACE loan	(6)	6.10% Fixed	20	7/31/2040	7/31/2040	1	6,093	6,293
Total GIC Joint Venture Credit Facility and Term Loans						2	628,878	629,325
Total Joint Venture Debt						4	675,878	676,325
Total Debt						8	1,445,839	1,463,124
Unamortized debt issuance costs							(15,171)	(11,328)
Debt, net of issuance costs							$1,430,668	$1,451,796

(1)The $600 million 2023 Senior Credit Facility is supported by a borrowing base of 52 unencumbered hotel properties.

(2) In June 2017, we entered into the MetaBank Loan. The MetaBank Loan is secured by the Hampton Inn & Suites in Minneapolis, MN, the Four Points by Sheraton Hotel & Suites in South San Francisco, CA, and the Hyatt Place in Mesa, AZ. The MetaBank Loan is subject to a prepayment penalty if prepaid prior to April 1, 2027. In or around December 2021, MetaBank sold the MetaBank Loan to Bayside MB CRE Loans, LLC (“Bayside”).

(3) In December 2014, we refinanced our loan with Bank of the Cascades and increased the amount financed by $7.9 million. As part of the refinance the loan was split into two notes. Note A carries a variable interest rate of 30-day LIBOR plus 200 basis points and Note B carries a fixed interest rate of 4.3%. Both notes have amortization periods of 25 years and maturity dates of December 19, 2024. The Bank of Cascades mortgage loan is comprised of two promissory notes that are secured by the same collateral and cross-defaulted.

(4) The GIC Joint Venture Credit Facilities and Term Loans are secured by a pledge of the equity interests in the subsidiaries that own and operate the borrowing base assets financed by the facility.

(5) In December 2021, we assumed a $13.3 million loan with a fixed rate of 4.99% and a maturity of June 6, 2028. This loan is secured by the Embassy Suites by Hilton in Tucson, AZ. This loan is subject to defeasance if prepaid.

(6) As part of the NCI Transaction, a subsidiary of the GIC Joint Venture assumed a PACE loan of approximately $6.5 million. The loan bears fixed interest at 6.10%, has an amortization period of 20 years, and matures on July 31, 2040. The PACE loan is secured by an assessment lien imposed by the County of Tarrant, Texas for the benefit of the lender.

(7) In February 2024, we successfully completed the 2024 Term Loan. Proceeds from the 2024 Term Loan financing along with advances on our $400 Million Revolver were used to repay the 2018 Term Loan that was scheduled to mature in February 2025. The 2024 Term Loan provides for a fully extended maturity date of February 2029.

There are currently no defaults under any of the Company's mortgage loan agreements.

Our total fixed-rate and variable-rate debt at December 31, 2023 and 2022, after giving effect to our interest rate derivatives, is as follows (dollar amounts in thousands):

	2023	Percentage	2022	Percentage
Fixed-rate debt(1)	$956,414	66%	$758,433	52%
Variable-rate debt	489,425	34%	704,691	48%
	$1,445,839		$1,463,124

(1) At December 31, 2023, debt related to our wholly-owned properties coupled with our pro rata share of joint venture debt results in a fixed-rate debt ratio of approximately 75% of our total pro rata indebtedness when including the effect of interest rate swaps. See "Note 8 - Derivative Financial Instruments and Hedging."

Contractual principal payments, without consideration of maturity date extension options, but including the refinancing of the 2018 Term Loan subsequent to December 31, 2023, for each of the next five years are as follows (in thousands):

For the Year Ended December 31,	Amount
2024	$16,926
2025	48,485
2026	289,417
2027	449,204
2028	436,937	(1)
Thereafter	204,870
	$1,445,839

(1)    Debt maturities in 2028 include $25 million related to the refinancing of the 2018 Term Loan that was paid at closing of the 2024 Term Loan in February 2024. Advances on our $400 Million Revolver have a fully extended maturity of June 2028.

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Convertible notes	$287,500	$256,141	$287,500	$247,126	Level 1 - Market approach
Mortgage loans	68,915	60,883	70,933	61,447	Level 2 - Market approach
	$356,415	$317,024	$358,433	$308,573

At December 31, 2023 and 2022, we had $600.0 million and $400.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date.

For additional information on our use of derivatives as interest rate hedges, see "Note 8 – Derivative Financial Instruments and Hedging.”

NOTE 7 –– LEASES

The Company has operating leases related to the land under certain lodging properties, conference centers, parking spaces, automobiles, our corporate office and other miscellaneous office equipment. These leases have remaining terms of 1 year to 74.5 years, some of which include options to extend the leases for additional years. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize rental expense for these leases on a straight-line basis over the lease term.

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business. In addition, we rent or sublease certain owned real estate to third parties. During the years ended December 31, 2023, 2022, and 2021, we recorded gross third-party tenant income of $2.6 million, $2.6 million, and $1.9 million, respectively, which were recorded in Other income, net in the Consolidated Statements of Operations.

Our right-of-use assets and related liabilities include renewal options reasonably certain to be exercised. We base our lease calculations on our estimated incremental borrowing rate. As of December 31, 2023 and 2022 our weighted average incremental borrowing rate was 4.8%.

During the years ended December 31, 2023, 2022, and 2021, the Company's total operating lease cost was $4.6 million, $4.1 million, and $3.3 million, respectively, and the operating cash outflows from operating leases was $4.0 million, $3.7 million, and $3.1 million, respectively. As of December 31, 2023 and 2022, the weighted average operating lease term was 32.2 and 34.0 years, respectively.

Operating lease maturities as of December 31, 2023 are as follows (in thousands):

For the Year Ended December 31,	Amount
2024	$2,264
2025	2,285
2026	2,239
2027	2,282
2028	2,124
Thereafter	35,831
Total lease payments (1)	47,025
Less interest	(21,183)
Total	$25,842

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

Information about our derivative financial instruments at December 31, 2023 and 2022 is as follows (dollar amounts in thousands):

			Average
			Annual	Notional Amount		Fair Value
			Effective	December 31,		December 31,
Contract date	Effective Date	Expiration Date	Fixed Rate	2023	2022	2023	2022
Operating Partnership:
October 2, 2017	January 29, 2018	January 31, 2023	1.96%	$—	$100,000	$—	$208
October 2, 2017	January 29, 2018	January 31, 2023	1.98%	—	100,000	—	210
June 11, 2018	September 28, 2018	September 30, 2024	2.86%	75,000	75,000	1,170	2,219
June 11, 2018	December 31, 2018	December 31, 2025	2.92%	125,000	125,000	2,877	4,211
July 26, 2022	January 31, 2023	January 31, 2027	2.60%	100,000	100,000	3,134	4,366
July 26, 2022	January 31, 2023	January 31, 2029	2.56%	100,000	100,000	4,273	5,627
Total Operating Partnership				400,000	600,000	11,454	16,841
GIC Joint Venture:
March 24, 2023	July 1, 2023	January 13, 2026	3.35%	100,000	—	1,254	—
March 24, 2023	July 1, 2023	January 13, 2026	3.35%	100,000	—	1,250	—
Total GIC Joint Venture				200,000	—	2,504	—
Total				$600,000	$600,000	$13,958	$16,841

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At December 31, 2023 and 2022, all our interest rate swaps were in an asset position. Derivative assets related to our interest rate swaps are recorded in Other assets, and other and derivative liabilities (when applicable) are included in Accrued expenses and other in our Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Other comprehensive income (loss) and are reclassified to Interest expense in our Consolidated Statements of Operations in the period in which the hedged item affects earnings. In 2024, we estimate that an additional $10.1 million will be reclassified from Other comprehensive income and recorded as a decrease to Interest expense.

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Gain recognized in Accumulated other comprehensive loss on derivative financial instruments	$8,677	$29,744	$5,631
Gain (loss) reclassified from Accumulated other comprehensive income to Interest expense	$11,561	$(2,820)	$(9,496)
Total interest expense and other finance expense presented in the Consolidated Statement of Operations in which the effects of cash flow hedges are recorded	$86,798	$65,581	$43,368

In January 2024, subsidiaries of the GIC Joint Venture that are the borrowers under the GIC Joint Venture Term Loan entered into a $100.0 million interest rate swap to fix one-month term SOFR until January 2026. The interest rate swaps have an effective date of October 1, 2024 and a termination date of January 13, 2026. Pursuant to the interest rate swaps, we will pay a fixed rate of 3.765% and receive the one-month term SOFR floating rate index.

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

In May 2022, the Company and the Operating Partnership entered into an equity distribution agreement (the “Equity Distribution Agreement”) with a group of underwriters as sales agents for the Company, principals and/or, with certain exceptions, forward sellers (collectively the “Managers”) and certain banks as forward purchasers, providing for the offer and sale of shares of the Company’s Common Stock, having a maximum aggregate offering price of up to $200.0 million through or to the Managers, as the Company’s sales agents or, if applicable, as forward sellers, or directly to the Managers, as principals (the “2022 ATM Program”). To date, we have not sold any shares of our Common Stock under the 2022 ATM Program.

Changes in Common Stock during the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Beginning shares of Common Stock outstanding	106,901,576	106,337,724
Common Unit redemptions	28,179	12,664
Grants under the Equity Plan	875,055	735,371
Annual grants to independent directors	113,141	84,889
Performance share and other forfeitures	(140,549)	(8,272)
Shares retained for employee tax withholding requirements	(184,029)	(260,800)
Ending shares of Common Stock outstanding	107,593,373	106,901,576

At December 31, 2023 and 2022, the Company had reserved 50,774,173 and 51,650,000 shares of Common Stock, respectively, for the issuance of Common Stock (i) upon the exercise of stock options, issuance of time-based restricted stock awards, issuance of performance-based restricted stock awards, grants of director stock awards, or other awards issued pursuant to our Equity Plan, (ii) upon redemption of Common Units, or (iii) under the 2022 ATM Program.

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

NOTE 10 - NON-CONTROLLING INTERESTS AND REDEEMABLE NON-CONTROLLING INTERESTS

Non-controlling Interests in Operating Partnership

Pursuant to the limited partnership agreement of our Operating Partnership, the unaffiliated third parties who hold Common Units in our Operating Partnership have the right to cause us to redeem their Common Units in exchange for cash based upon the fair value of an equivalent number of our shares of Common Stock at the time of redemption; however, the Company has the option to redeem with shares of our Common Stock on a one-for-one basis. The number of shares of our Common Stock issuable upon redemption of Common Units may be adjusted upon the occurrence of certain events such as share dividend payments, share subdivisions or combinations. In January 2022 and March 2022, in connection with the NCI Transaction, the Company issued an aggregate of 15,864,674 Common Units as partial consideration for the purchase.

At December 31, 2023 and 2022, unaffiliated third parties owned 15,948,628 and 15,976,807, respectively, of Common Units of the Operating Partnership, representing approximately 13% of the Common Units of the Operating Partnership for each period.

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

Non-controlling Interests in Joint Ventures

At December 31, 2023, the Company is a partner with a majority controlling equity interest in three consolidated joint ventures as described below.

GIC Joint Venture

In July 2019, the Company entered into the GIC Joint Venture to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the GIC Joint Venture and invests 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the GIC Joint Venture and has the potential to earn incentive fees based on the GIC Joint Venture achieving certain return thresholds. During the year ended December 31, 2023 and 2022, Summit earned $0.1 million and $0.8 million, respectively under incentive fee agreements. There were no such incentive fees earned during the year ended December 31, 2021.

As of December 31, 2023, the GIC Joint Venture owns 41 hotel properties containing 5,581 guestrooms in nine states. The GIC Joint Venture owns the properties through master real estate investment trusts (“Master REIT”) and subsidiary REITs (“Subsidiary REIT”). All of the hotel properties owned by the GIC Joint Venture are leased to taxable REIT subsidiaries of the Subsidiary REITs (“Subsidiary REIT TRSs”). To qualify as a REIT, the Master REIT and each Subsidiary REIT must meet all REIT requirements provided in the IRC. Taxable income related to the Subsidiary REIT TRSs is subject to federal, state and local income taxes at applicable corporate tax rates.

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

Onera Joint Venture

In October 2022, the Company entered into the Onera Joint Venture, developers of alternative accommodation properties, with the acquisition of a 90% equity interest in the Onera Joint Venture for $5.2 million in cash, plus additional contingent consideration of $1.8 million paid in September 2023. The $1.8 million contingent consideration paid represents our 90% pro rata share of the maximum increase in value of the property of $2.0 million as a result of the property outperforming a pre-established threshold over a 12-month period after the closing of the transaction.

The Onera Joint Venture owns a 100% fee simple interest in real property and improvements located in Fredericksburg, Texas (the "Onera Property") consisting an 11-unit glamping property and a 6.4-acre parcel of land.

Redeemable Non-controlling Interests

In January 2022, in connection with the NCI Transaction, Summit Hotel GP, LLC, a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership, on its own behalf as general partner of the Operating Partnership and on behalf of the limited partners of the Operating Partnership, entered into the Tenth Amendment (the “Tenth Amendment”) to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, to provide for the issuance of up to 2,000,000 Series Z Preferred Units. The Series Z Preferred Units rank on a parity with the Operating Partnership’s Series E and Series F Preferred Units and holders will receive quarterly distributions at a rate of 5.25% per year. From issuance until the tenth anniversary of their issuance, the Series Z Preferred Units will be redeemable at the holder’s request at any time, or in connection with a change of control of the Company, for, at the Company’s election, cash or shares of the Company’s 5.25% Series Z Cumulative Perpetual Preferred Stock (which will be designated and authorized following notice of redemption by holder of the Series Z Preferred Units) on a one-for-one basis. After the fifth anniversary of their issuance, the Company may redeem the Series Z Preferred Units for cash at a redemption amount of $25 per unit. For a 90-day period immediately following both the tenth and the eleventh anniversaries of their issuance or in connection with a change of control of the Company, the Series Z Preferred Units will be redeemable at the holder’s request for cash at a redemption amount of $25 per unit. In January 2022 and March 2022, in connection with the NCI Transaction, the Operating Partnership issued an aggregate of 2,000,000 Series Z Preferred Units as partial consideration for the purchase. At December 31, 2023, the redeemable Series Z Preferred Units issued in connection with the NCI Transaction are recorded as temporary equity and reflected as Redeemable non-controlling interests on our Consolidated Balance Sheets.

NOTE 11 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2023 and 2022. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurement at December 31, 2023 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$13,958	$—	$13,958
Purchase options related to real estate loans (Onera Purchase Option)	—	—	931	931

	Fair Value Measurement at December 31, 2022 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$16,841	$—	$16,841

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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2023 or 2022.

Nonrecurring Fair Value Measurements

During the year ended December 31, 2023, the Company recorded a loss on write-down of lodging properties classified as Assets Held for Sale of $16.7 million to reduce the carrying amounts of the Hyatt Place - Dallas (Plano), TX and two additional lodging properties that are under contract to sell or being marketed for sale to their expected net selling prices less estimated costs to sell (Level 2 of the fair value hierarchy).

During the year ended December 31, 2022, the Company recorded a loss on write-down of lodging properties classified as Assets Held for Sale of $2.9 million to reduce the carrying amounts of the Hilton Garden Inn - Eden Prairie, MN, Holiday Inn Express & Suites - Minnetonka, MN, the Hyatt Place - Chicago (Hoffman Estates), IL and the Hyatt Place - Chicago (Lombard), IL to their net selling prices less estimated costs to sell (Level 2 of the fair value hierarchy).

During the year ended December 31, 2022, the Company recorded a loss on write-down of lodging properties classified as Assets Held for Sale of $7.2 million to reduce the carrying amounts of two lodging properties to their net selling prices less estimated costs to sell. The proposed sale of these two lodging properties was terminated during the year ended December 31, 2023 and the assets were reclassified out of Assets Held for Sale (Level 2 of the fair value hierarchy).

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Franchise Agreements

All of our lodging properties (with the exception of the Onera Property and the Nordic Lodge - Steamboat Springs, CO) operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 30 years with various extension provisions. Each franchisor receives franchise fees ranging from 3% to 6% of each hotel property’s room revenues, and some agreements require that we pay marketing fees of up to 4% of room revenue. In addition, some of these franchise agreements require that we deposit into a reserve fund for capital expenditures up to 5% of the lodging property's gross or room revenues, depending on the franchisor, to ensure that we comply with the franchisor's standards and requirements. We also pay fees to our franchisors for services related to reservation and information systems. In 2023, 2022, and 2021, we expensed fees related to our franchise agreements of $52.6 million, $47.9 million, and $25.0 million, respectively.

Management Agreements

Our lodging properties operate pursuant to management agreements with various professional third-party management companies. The remaining terms of our management agreements range from month-to-month to 14 years and have various extension provisions. Each management company receives a base management fee, generally a percentage of total lodging property revenues. In some cases, there are also monthly fees for certain services, such as accounting, based on the number of guestrooms. Generally, there are also incentive fees based on attaining certain financial thresholds. During the years ended December 31, 2023, 2022, and 2021, we expensed fees related to our lodging property management agreements of $18.5 million, $17.4 million, and $9.9 million, respectively.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business. We are not currently aware of any actions against us that would have a material effect on our consolidated financial position or results of operations.

NOTE 13 — EQUITY-BASED COMPENSATION

Our currently outstanding equity-based awards were issued under the Equity Plan which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based awards or incentive awards.

Stock options granted may be either incentive stock options or non-qualified stock options. Vesting terms may vary with each grant, and stock option terms are generally five to ten years. We currently have no outstanding stock options. We have outstanding equity-based awards in the form of restricted stock awards. All of our outstanding equity-based awards are classified as equity.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock activity under our Equity Plan for 2023 and 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Current Value
			(in thousands)
Non-vested December 31, 2021	605,470	$9.98
Granted	316,643	9.83
Vested	(259,037)	10.14
Forfeited	(8,272)	10.01
Non-vested December 31, 2022	654,804	9.85
Granted	449,148	7.71
Vested	(238,883)	8.04
Forfeited	(3,356)	8.20
Non-vested December 31, 2023	861,713	$8.79	$5,791

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

During the years ended December 31, 2023, 2022, and 2021, the total fair value of time-based restricted stock awards that vested was $3.6 million, $2.5 million and $5.3 million, respectively. The total fair value of time-based restricted stock awards that vested during the year ended December 31, 2022 includes $0.4 million of time-based restricted stock for which the vesting was accelerated related to the departure of our Executive Vice President and Chief Operating Officer. The total fair value of time-based restricted stock awards that vested during the year ended December 31, 2021 includes $1.5 million of time-based restricted stock for which the vesting was accelerated related to the non-renewal of the employment contract of our Executive Chairman.

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under our Equity Plan:

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Current Value
			(in thousands)
Non-vested December 31, 2021	1,002,866	$11.92
Granted	418,728	12.26
Vested	(414,620)	12.81
Non-vested December 31, 2022	1,006,974	11.76
Granted	425,907	10.08
Vested	(239,416)	9.38
Forfeited	(137,193)	9.38
Non-vested December 31, 2023	1,056,272	$11.93	$7,098

Our performance-based restricted stock awards are market-based awards and are accounted for based on the fair value of our Common Stock on the grant date. The fair value of the performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model. These awards generally vest over a three-year period based on our total shareholder return relative to the total shareholder return of companies within the Dow Jones U.S. Hotels Index (or in the event such index is discontinued, or its methodology significantly changed, a comparable index selected by the Compensation Committee of the Board) at the end of the period or upon a change in control. The awards require continued service during the measurement period and are subject to the other conditions described in the Equity Plan or award document.

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

The fair value of performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model and the following assumptions:

	For the Year Ended December 31,
	2023	2022	2021
Expected dividend yield	3.90%	3.52%	—%
Expected stock price volatility	67.6%	65.4%	63.7%
Risk-free interest rate	4.66%	1.77%	0.34%
Monte Carlo iterations	100,000	100,000	100,000
Weighted average estimated fair value of performance-based restricted stock awards	$10.08	$12.26	$14.05

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

Director Stock Awards Made Pursuant to Our Equity Plan

During the years ended December 31, 2023 and 2022 we granted 113,141 and 84,899 shares of Common Stock, respectively, to our non-employee directors as a part of our director compensation program. These grants were made pursuant to our Equity Plan and were vested upon grant.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate General and Administrative expense in the Consolidated Statements of Operations was as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Time-based restricted stock	$3,260	$2,860	$4,784
Performance-based restricted stock	3,727	4,784	5,314
Director stock	755	802	583
	$7,742	$8,446	$10,681

We recognize equity-based compensation expense ratably over the vesting terms. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $8.9 million at December 31, 2023 as follows (in thousands):

	Total	2024	2025	2026
Time-based restricted stock	$4,077	$2,536	$1,334	$207
Performance-based restricted stock	4,831	2,914	1,654	263
	$8,908	$5,450	$2,988	$470

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

NOTE 14 — BENEFIT PLANS

In August 2011, we initiated a qualified contributory retirement plan (the Summit Hotel Properties, Inc. 401(k) Profit Sharing Plan or the “Plan”) under Section 401(k) of the IRC, which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions may be made to the Plan by employees. The Plan is a Safe Harbor Plan and requires a mandatory employer contribution. The employer contribution for the years ended December 31, 2023 and 2022 was $0.4 million in each year, and $0.3 million for the year ended December 31, 2021.

NOTE 15 — INCOME TAXES

We have elected to be taxed as a REIT. As a REIT, we are generally not subject to corporate level income taxes on taxable income we distribute to our stockholders. We have met the annual REIT distribution requirement by distribution of at least 90% of our taxable income to our stockholders.

Income related to our TRSs is subject to federal, state and local taxes at applicable corporate tax rates. Our consolidated tax provision includes the income tax provision related to the operations of the TRSs as well as state and local income taxes related to the Operating Partnership.

The components of income tax expense (benefit) for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	2023	2022	2021
Current:
Federal	$1,151	$1,953	$1,036
State and local	1,563	1,717	456
Deferred:
Federal	84	(59)	(19)
Income tax expense	$2,798	$3,611	$1,473

Below is a reconciliation between the provision for income taxes and the amounts computed by applying the federal statutory income tax rate to the income or loss before taxes (in thousands):

	2023	2022	2021
Statutory federal income tax provision	$(5,317)	$1,014	$(14,093)
Nontaxable income of the REITs	4,563	1,124	16,812
State income taxes, net of federal tax benefit	1,158	1,644	891
Provision to return and deferred adjustment	50	81	—
Effect of permanent differences and other	235	246	99
Deferred assets transferred with REIT stock sale	—	730	—
Change in valuation allowance	2,109	(1,228)	(2,236)
Income tax provision	$2,798	$3,611	$1,473

The Company evaluates its deferred tax assets each reporting period to determine if it is more-likely-than-not that those assets will be realized. In its evaluation, the Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the Company’s existing deferred tax assets. At December 31, 2023, the Company continues to be in a three-year cumulative loss. As such, realizability of the Company's deferred tax assets is not reasonably assured. Therefore, a valuation allowance was recorded against substantially all of our deferred tax assets at December 31, 2023.

At December 31, 2023 and 2022, we had valuation allowances of $13.9 million and $11.8 million, respectively. The $2.1 million increase in valuation allowance relates to increases in deferred tax assets primarily due to a $1.8 million increase related to net operating losses.

Deferred tax assets are included in Other assets and deferred tax liabilities are included in Accrued expenses and other in the accompanying Consolidated Balance Sheets.

Significant components of our TRSs deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2023	2022
Tax carryforwards	$12,098	$10,312
Accrued expenses	1,634	1,421
Other	150	124
Total	13,882	11,857
Valuation allowance	(13,886)	(11,777)
Net deferred tax assets	$(4)	$80

Gross deferred tax assets	$13,906	$11,883
Gross deferred tax liabilities	(24)	(26)
Valuation allowance	(13,886)	(11,777)
Net deferred tax (liabilities) assets	$(4)	$80

At December 31, 2023, our TRSs had federal net operating losses of $46.2 million which are not subject to expiration and state net operating losses of $37.4 million, which expire beginning in 2025. At December 31, 2023, Summit Hotel Properties Inc. and our Subsidiary REITs had federal net operating loss carryforwards of $50.0 million and $6.3 million, respectively, which are not subject to expiration.

In the normal course of business, we are subject to examination by federal, state, and local jurisdictions where applicable. We had no unrecognized tax benefits at December 31, 2023 or in the three-year period then ended. We expect no significant increase or decrease in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2023. We have no material interest or penalties relating to unrecognized tax benefits in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 or 2021 or in the Consolidated Balance Sheets as of December 31, 2023 or 2022.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. In general, we are not subject to tax examinations by tax authorities for years before 2018.

Characterization of Distributions (Unaudited)

For income tax purposes, distributions paid consist of ordinary income and capital gains or a combination thereof. For the years ended December 31, 2023, 2022 and 2021 distributions paid per share were characterized as follows:

	For the Year Ended December 31,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Common Stock
Ordinary non-qualified dividend income	$0.1940	88.19%	$0.0471	58.82%	$—	—%
Ordinary qualified dividend income	0.0078	3.54%	0.0106	13.26%	—	—%
Capital gain distributions	—	—%	0.0223	27.92%	—	—%
Return of capital	0.0182	8.27%	—	—%	—	—%
Total	$0.2200	100.00%	$0.0800	100.00%	$—	—%

Preferred Stock - Series D
Ordinary non-qualified dividend income	$—	—%	$—	—%	$—	—%
Capital gain distributions	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	1.2228	100.00%
Total	$—	—%	$—	—%	$1.2228	100.00%

Preferred Stock - Series E
Ordinary non-qualified dividend income	$1.3779	88.19%	$0.9191	58.82%	$—	—%
Ordinary qualified dividend income	0.0553	3.54%	0.2072	13.26%	—	—%
Capital gain distributions	—	—%	0.4363	27.92%	—	—%
Return of capital	0.1293	8.27%	—	—%	1.5625	100.00%
Total	$1.5625	100.00%	$1.5625	100.00%	$1.5625	100.00%

Preferred Stock - Series F
Ordinary non-qualified dividend income	$1.2952	88.19%	$0.8639	58.82%	$—	—%
Ordinary qualified dividend income	0.0520	3.54%	0.1947	13.26%	—	—%
Capital gain distributions	—	—%	0.4101	27.92%	—	—%
Return of capital	0.1215	8.27%	—	—%	0.4406	100.00%
Total	$1.4687	100.00%	$1.4687	100.00%	$0.4406	100.00%

Ordinary non-qualified dividends are eligible for the 20% deduction provided by Section 199A of the IRC.

NOTE 16 — EARNINGS PER SHARE

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

The Common Units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income would also be added to derive net income attributable to common stockholders. For the years ended December 31, 2023, 2022 and 2021, we had unvested performance-based restricted stock awards of 1,056,272 shares, 1,006,974 shares and 1,002,866 shares, respectively, which were excluded from the denominator of the diluted earnings per share as the awards were antidilutive. Our outstanding convertible notes have been excluded from the denominator of the diluted earnings per share calculation as their inclusion would be antidilutive.

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

	For the Year Ended December 31,
	2023	2022	2021
Numerator:
Net (loss) income	$(28,116)	$1,217	$(68,584)
Adjusted for:
Preferred dividends	(15,875)	(15,875)	(15,431)
Premium on redemption of preferred stock	—	—	(2,710)
Distributions and accretion of redeemable non-controlling interests	(2,626)	(2,520)	—
Loss attributable to non-controlling interest in Operating Partnership	3,803	2,570	115
Loss attributable to non-controlling interests in joint ventures	14,824	(2,321)	2,896
Loss from continuing operations attributable to common stockholders	$(27,990)	$(16,929)	$(83,714)

Denominator:
Weighted average common shares outstanding - basic and diluted	105,548	105,142	104,471

Loss per share:
Basic and diluted	$(0.27)	$(0.16)	$(0.80)

NOTE 17 — SUPPLEMENTAL CASH FLOW INFORMATION

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

Supplemental cash flow information is as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Cash payments for interest	$78,886	$58,409	$37,509
Accrued acquisition costs and improvements to lodging properties	$4,219	$8,233	$3,399
Cash payments for income taxes, net of refunds	$2,674	$3,742	$557
Accrued and unpaid dividends	$185	$40	$—
Mortgage debt assumed for acquisitions of lodging properties	$—	$382,205	$13,267
Assumption of leases and other assets and liabilities in connection with the acquisition of a portfolio of properties	$—	$9,206	$—
Conversion of a mezzanine loan to complete acquisition of lodging properties	$—	$29,875	$—
Conversion of purchase option to complete acquisition of lodging properties	$—	$2,800	$—
Non-cash contributions of assets by non-controlling interests related to acquisition of lodging properties	$200	$7,724	$—
Issuance of non-controlling interests in Operating Partnership to complete acquisition of a portfolio of properties	$—	$157,513	$—
Redeemable non-controlling interests in operating partnership issued to complete acquisition of a portfolio of properties	$—	$50,000	$—

NOTE 18 — SUBSEQUENT EVENTS

We have evaluated significant matters subsequent to our year end date of December 31, 2023 and through the filing date of our Annual Report on Form 10-K on February 28, 2024 as follows:

Equity Transactions

In January 2024, our Board declared cash dividends of $0.390625 per share of Series E Preferred Stock and $0.3671875 per share of Series F Preferred Stock. The Board also declared on behalf of the Operating Partnership, a cash dividend of $0.328125 per share of the Operating Partnership's Series Z Preferred Units. Our Board also declared a quarterly cash dividend of $0.06 per share on our Common Stock and per Common Unit of the Operating Partnership.

These dividends are payable February 29, 2024 to stockholders and unitholders of record on February 15, 2024.

Disposition of Lodging Property

During the fourth quarter of 2023, we entered into a purchase and sale agreement with a third-party to sell the 127-guestroom Hyatt Place Dallas (Plano), TX for $10.3 million. We reclassified the property to Assets Held for sale, net at December 31, 2023 and recorded a write-down of $4.0 million in the fourth quarter of 2023 for the excess of the net carrying amount of the lodging property over the net selling price less estimated costs to sell. We completed the sale of the property on February 15, 2024 under the terms described above.

Debt Refinancing

Subsequent to year-end, the Company successfully completed a new $200 million senior unsecured term loan financing that refinanced and replaced the 2018 Term Loan. The 2024 Term Loan has an initial maturity date of February 2027 and can be extended for two 12-month periods at the Company’s option, subject to certain conditions, for a fully extended maturity date of February 2029. The 2024 Term Loan provides for interest rate pricing ranging from 135 basis points to 235 basis points over the applicable adjusted term SOFR or 35 basis points to 135 basis points over base rate, at the Company's option. Proceeds from the 2024 Term Loan financing and advances on our $400 Million Revolver were used to repay in full the Company’s $225 million 2018 Term Loan that was scheduled to mature in February 2025. In connection with the closing of the 2024 Term Loan, the collateral securing the Company’s 2023 Senior Credit Facility was released. As a result of the 2024 Term Loan financing, the Company has significantly reduced debt maturities until 2026 and has an average length to maturity of approximately 3.6 years. Other terms of the agreement are similar to the Company’s 2023 Senior Credit Facility.

Interest Rate Swaps

In January 2024, subsidiaries of the GIC Joint Venture that are the borrowers under the GIC Joint Venture Term Loan entered into a $100.0 million interest rate swap to fix one-month term SOFR until January 2026. The interest rate swap has an effective date of October 1, 2024 and a termination date of January 13, 2026. Pursuant to the interest rate swap, we will pay a fixed rate of 3.765% and receive the one-month term SOFR floating rate index.

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2023
(in thousands)

			Initial Cost		Costs Subsequent	Gross Amount at December 31, 2023
Description	Mortgage Debt/ Encumbrances		Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Buildings, Improvements and Furniture, Fixtures and Equipment	Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Date Acquired
Aliso Viejo, CA - Homewood Suites	$—		$5,599	$32,367	$800	$5,599	$33,167	$38,766	$(9,480)	2017
Amarillo, TX - Courtyard	—		269	18,561	692	269	19,253	19,522	(2,573)	2022
Amarillo, TX - Embassy Suites	—		657	38,456	829	657	39,285	39,942	(5,273)	2022
Arlington, TX - Courtyard	—		1,497	15,573	193	1,497	15,766	17,263	(6,064)	2012
Arlington, TX - Residence Inn	—		1,646	15,440	903	1,646	16,343	17,989	(6,129)	2012
Asheville, NC - Hotel Indigo	—	(3)	2,100	34,755	3,056	2,100	37,811	39,911	(11,602)	2015
Atlanta, GA - AC Hotel	—		5,670	51,922	2,481	5,670	54,403	60,073	(13,884)	2017
Atlanta, GA - Courtyard	—	(2)	2,050	27,969	3,426	2,050	31,395	33,445	(11,242)	2012
Atlanta, GA - Residence Inn	—		3,381	34,820	2,724	3,381	37,544	40,925	(8,868)	2016
Austin, TX - Hampton Inn & Suites	—		—	56,394	6,271	—	62,665	62,665	(17,855)	2014
Baltimore, MD - Hampton Inn & Suites	—		2,205	16,013	6,178	2,205	22,191	24,396	(6,754)	2017
Baltimore, MD - Residence Inn	—		1,986	37,016	7,202	1,986	44,218	46,204	(13,648)	2017
Boulder, CO - Marriott	—		11,115	49,204	13,035	11,115	62,239	73,354	(18,411)	2016
Branchburg, NJ - Residence Inn	—		2,374	24,411	(10,881)	2,374	13,530	15,904	(7,977)	2015
Brisbane, CA - DoubleTree	—		3,300	39,686	2,160	3,300	41,846	45,146	(19,220)	2014
Bryan, TX - Hilton Garden Inn	—		713	11,337	5	713	11,342	12,055	(1,634)	2022
Camarillo, CA - Hampton Inn & Suites	—		2,200	17,366	955	2,200	18,321	20,521	(8,873)	2013
Charlotte, NC - Courtyard	—		—	41,094	2,926	—	44,020	44,020	(11,955)	2017
Chicago, IL - Hyatt Place	—	(3)	5,395	68,355	789	5,395	69,144	74,539	(18,819)	2016
Cleveland, OH - Residence Inn	—		10,075	33,340	3,814	10,075	37,154	47,229	(10,747)	2017
Dallas, TX - AC Hotel	—		1,330	31,379	396	1,330	31,775	33,105	(3,142)	2022
Dallas, TX - Hampton Inn & Suites	—		1,834	47,069	693	1,834	47,762	49,596	(4,462)	2022
Dallas, TX - Parking Garage	—		3,131	9,252	124	3,131	9,376	12,507	(483)	2022
Dallas, TX - Residence Inn	—		1,372	32,351	545	1,372	32,896	34,268	(3,228)	2022
Dallas, TX - SpringHill Suites	—		2,447	23,746	4,886	2,447	28,632	31,079	(1,790)	2022
Decatur, GA - Courtyard	—		4,046	34,151	4,403	4,046	38,554	42,600	(11,994)	2015
Eden Prairie, MN - Hilton Garden Inn	—		1,800	11,211	(13,011)	—	—	—	—	2013
Englewood, CO - Hyatt House	—	(3)	2,700	16,267	1,758	2,700	18,025	20,725	(9,363)	2012
Englewood, CO - Hyatt Place	—	(2)	2,000	11,950	4,849	2,000	16,799	18,799	(4,933)	2012
Fort Lauderdale, FL - Courtyard	—		37,950	47,002	7,251	37,950	54,253	92,203	(13,230)	2017
Fort Lauderdale, FL - New Builds	—		—	—	2,906	—	2,906	2,906	—	2017
Fort Worth, TX - Courtyard	—		1,920	38,070	10,950	1,920	49,020	50,940	(14,851)	2017
Fredericksburg, TX - Onera Escapes	—		1,251	5,209	3,607	1,638	8,429	10,067	(448)	2022
Frisco, TX - AC Hotel	—	(3)	1,246	38,390	155	1,246	38,545	39,791	(4,259)	2022
Frisco, TX - Canopy Hotel	—	(3)	1,109	38,531	91	1,109	38,622	39,731	(3,867)	2022
Frisco, TX - Parking Garage	—		2,470	6,563	20	2,470	6,583	9,053	(358)	2022
Frisco, TX - Residence Inn	—		1,246	38,390	108	1,246	38,498	39,744	(4,193)	2022

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2023
(in thousands)

			Initial Cost		Costs Subsequent	Gross Amount at December 31, 2023
Description	Mortgage Debt/ Encumbrances		Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Buildings, Improvements and Furniture, Fixtures and Equipment	Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Date Acquired
Garden City, NY - Hyatt Place	—		4,200	27,775	593	4,282	28,286	32,568	(9,246)	2012
Glendale, CO - Staybridge Suites	—	(1)	2,100	10,151	7,568	2,100	17,719	19,819	(4,296)	2011
Grapevine, TX - Courtyard	—		2,542	34,872	2,092	2,542	36,964	39,506	(5,254)	2022
Grapevine, TX - Hilton Garden Inn	—		986	33,137	152	986	33,289	34,275	(3,577)	2022
Grapevine, TX - Holiday Inn Express & Suites	—		1,419	13,810	556	1,419	14,366	15,785	(2,184)	2022
Grapevine, TX - Hyatt Place	—		1,318	18,740	884	1,318	19,624	20,942	(2,912)	2022
Grapevine, TX - TownePlace Suites	—		1,686	23,119	286	1,686	23,405	25,091	(3,281)	2022
Greenville, SC - Hilton Garden Inn	—	(1)	1,200	14,566	3,291	1,200	17,857	19,057	(8,038)	2013
Hillsboro, OR - Residence Inn	—	(3)	4,943	42,541	4,749	4,943	47,290	52,233	(7,949)	2019
Hoffman Estates, IL - Hyatt Place	—		1,900	8,917	(10,817)	—	—	—	—	2013
Houston, TX - AC Hotel	—		4,796	52,268	1,338	4,796	53,606	58,402	(5,059)	2022
Houston, TX - Hilton Garden Inn	—		—	41,838	4,859	—	46,697	46,697	(16,688)	2014
Houston, TX - Hilton Garden Inn	—		2,800	33,777	8,634	2,800	42,411	45,211	(10,822)	2014
Hunt Valley, MD - Residence Inn	—		—	35,436	2,296	1,076	36,656	37,732	(11,020)	2015
Indianapolis, IN - Courtyard	—		7,788	54,384	(1,075)	7,788	53,309	61,097	(17,856)	2013
Indianapolis, IN - SpringHill Suites	—		4,012	27,910	(200)	4,012	27,710	31,722	(9,644)	2013
Kansas City, MO - Courtyard	—		3,955	20,608	(1,290)	3,955	19,318	23,273	(6,038)	2017
Land Parcels - Land Parcels	—		4,645	—	(2,995)	1,650	—	1,650	—	0
Lombard, IL - Hyatt Place	—		1,550	17,351	(18,901)	—	—	—	—	2012
Lone Tree, CO - Hyatt Place	—		1,300	11,704	4,916	1,314	16,606	17,920	(4,666)	2012
Longview, TX - Hilton Garden Inn	—	(2)	1,284	13,281	1,525	1,284	14,806	16,090	(1,679)	2022
Louisville, KY - Fairfield Inn & Suites	7,691	(2)	3,120	24,231	193	3,120	24,424	27,544	(8,936)	2013
Louisville, KY - SpringHill Suites	—		4,880	37,361	424	4,880	37,785	42,665	(13,979)	2013
Lubbock, TX - Hyatt Place	—		896	20,182	735	896	20,917	21,813	(2,709)	2022
Mesa, AZ - Hyatt Place	—		2,400	19,848	1,934	2,400	21,782	24,182	(6,841)	2017
Metairie, LA - Courtyard	—		1,860	25,168	8,231	1,860	33,399	35,259	(10,883)	2013
Metairie, LA - Residence Inn	—	(1)	1,791	23,386	528	1,791	23,914	25,705	(12,867)	2013
Miami, FL - AC Hotel	—		8,496	46,839	283	8,496	47,122	55,618	(3,298)	2022
Miami, FL - Element	—		5,882	32,427	567	5,882	32,994	38,876	(2,324)	2022
Miami, FL - Hyatt House	—		4,926	40,087	3,013	4,926	43,100	48,026	(16,812)	2015
Miami, FL - Sky Lounge	—		—	1,473	129	—	1,602	1,602	(211)	2022
Midland, TX - Homewood Suites	—		1,717	22,326	634	1,717	22,960	24,677	(3,058)	2022
Milpitas, CA - Hilton Garden Inn	—		7,921	46,141	6,963	7,921	53,104	61,025	(8,939)	2019
Minneapolis, MN - Hampton Inn & Suites	13,032		3,502	35,433	722	3,502	36,155	39,657	(11,996)	2015
Minneapolis, MN - Hyatt Place	—		—	34,026	2,511	—	36,537	36,537	(12,159)	2013
Minnetonka, MN - Holiday Inn Express & Suites	—		1,000	7,662	(8,662)	—	—	—	—	2013
Nashville, TN - Courtyard	—		8,792	62,759	8,138	8,792	70,897	79,689	(19,982)	2016

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2023
(in thousands)

			Initial Cost		Costs Subsequent	Gross Amount at December 31, 2023
Description	Mortgage Debt/ Encumbrances		Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Buildings, Improvements and Furniture, Fixtures and Equipment	Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Date Acquired
Nashville, TN - SpringHill Suites	—		777	5,598	1,788	777	7,386	8,163	(2,929)	2004
New Haven, CT - Courtyard	—		11,990	51,497	7,233	11,990	58,730	70,720	(13,144)	2017
New Orleans, LA - Canopy Hotel	—		4,262	51,406	344	4,262	51,750	56,012	(4,581)	2022
New Orleans, LA - Courtyard	—		1,944	25,120	3,875	1,944	28,995	30,939	(15,769)	2013
New Orleans, LA - Courtyard	—		2,490	34,220	2,149	2,490	36,369	38,859	(17,624)	2013
New Orleans, LA - SpringHill Suites	—		2,046	33,270	6,302	2,046	39,572	41,618	(19,281)	2013
New Orleans, LA - SpringHill Suites	—		963	12,763	251	963	13,014	13,977	(1,302)	2022
New Orleans, LA - TownePlace Suites	6,293	(2)	1,366	18,110	215	1,366	18,325	19,691	(1,826)	2022
Oklahoma City, OK - AC Hotel	—		2,769	29,389	244	2,769	29,633	32,402	(3,929)	2022
Oklahoma City, OK - Holiday Inn Express & Suites	—		2,542	21,574	545	2,542	22,119	24,661	(2,521)	2022
Oklahoma City, OK - Hyatt Place	—		2,822	25,311	144	2,822	25,455	28,277	(2,538)	2022
Orlando, FL - Hyatt House	—		2,800	34,423	614	2,800	35,037	37,837	(12,154)	2018
Orlando, FL - Hyatt Place	—		3,100	11,343	7,219	3,100	18,562	21,662	(4,933)	2013
Orlando, FL - Hyatt Place	—		2,716	11,221	6,998	2,716	18,219	20,935	(6,135)	2013
Owings Mills, MD - Hyatt Place	—		2,100	9,799	(11,899)	—	—	—	—	2012
Pittsburgh, PA - Courtyard	—		1,652	40,749	6,640	1,652	47,389	49,041	(12,502)	2017
Plano, TX - Hyatt Place	—		2,363	13,699	(3,752)	2,363	9,947	12,310	(2,412)	2022
Portland, OR - Hyatt Place	—		—	14,700	891	—	15,591	15,591	(6,989)	2009
Portland, OR - Residence Inn	—		—	15,629	831	—	16,460	16,460	(7,539)	2009
Portland, OR - Residence Inn	—		12,813	76,868	10,654	12,813	87,522	100,335	(10,951)	2019
Poway, CA - Hampton Inn & Suites	—		2,300	14,728	1,521	2,300	16,249	18,549	(6,869)	2013
San Francisco, CA - Four Points	—		1,200	21,397	4,778	1,200	26,175	27,375	(11,013)	2014
San Francisco, CA - Hilton Garden Inn	—		12,346	45,730	(58,076)	—	—	—	—	2019
San Francisco, CA - Holiday Inn Express & Suites	—	(2)	15,545	49,469	4,707	15,545	54,176	69,721	(24,079)	2013
Scottsdale, AZ - Courtyard	—		3,225	12,571	3,998	3,225	16,569	19,794	(10,536)	2003
Scottsdale, AZ - Hyatt Place	—		1,500	10,171	302	1,500	10,473	11,973	(4,772)	2012
Scottsdale, AZ - Residence Inn	—		7,503	21,545	359	7,503	21,904	29,407	(682)	2023
Scottsdale, AZ - SpringHill Suites	—		2,195	9,496	1,930	2,195	11,426	13,621	(7,192)	2003
Silverthorne, CO - Hampton Inn & Suites	—		4,441	21,125	1,149	4,441	22,274	26,715	(3,855)	2019
Silverthorne, CO - Parking Garage	—	(2)	2,404	—	2,045	2,404	2,045	4,449	—	2019
Steamboat Springs, CO - Nordic Lodge	—	(1)	4,754	9,001	307	$4,754	9,308	14,062	(256)	2023
Steamboat Springs, CO - Residence Inn	—	(1)	1,832	31,214	646	1,832	31,860	33,692	(3,439)	2021
Tampa, FL - Hampton Inn & Suites	—	(1)	3,600	20,366	4,729	3,600	25,095	28,695	(10,593)	2012
Tucson, AZ - Embassy Suites	—		1,841	23,958	5,606	1,841	29,564	31,405	(2,930)	2021
Tucson, AZ - Homewood Suites	—		2,570	22,802	1,744	2,570	24,546	27,116	(7,531)	2017
Tyler, TX - Residence Inn	—		1,243	15,323	440	1,243	15,763	17,006	(2,606)	2022
Waltham, MA - Hilton Garden Inn			10,644	21,713	7,017	10,644	28,730	39,374	(9,337)	2017

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2023
(in thousands)

		Initial Cost		Costs Subsequent	Gross Amount at December 31, 2023
Description	Mortgage Debt/ Encumbrances	Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Buildings, Improvements and Furniture, Fixtures and Equipment	Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Date Acquired
Watertown, MA - Residence Inn		25,083	45,917	527	25,083	46,444	71,527	(10,363)
		$407,432	$3,042,359	$137,108	$385,300	$3,201,599	$3,586,899	$(821,924)

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

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2023
(in thousands)

(a)  ASSET BASIS

	2023	2022	2021
Reconciliation of land, buildings and improvements:
Balance at beginning of period as adjusted	$3,548,184	$2,638,549	$2,570,768
Additions to land, buildings and improvements	131,153	989,046	80,496
Disposition of land, buildings and improvements	(75,777)	(68,991)	(12,715)
Write-down of assets	(16,661)	(10,420)	—
Balance at end of period	$3,586,899	$3,548,184	$2,638,549

(b)ACCUMULATED DEPRECIATION

	2023	2022	2021
Reconciliation of accumulated depreciation:
Balance at beginning of period	$716,646	$583,080	$490,326
Depreciation	146,083	145,491	105,462
Depreciation on assets sold or disposed	(40,805)	(11,925)	(12,708)
Balance at end of period	$821,924	$716,646	$583,080

(c)The aggregate cost of real estate for Federal income tax purposes was approximately $3,380 million (unaudited).

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