Form 10-Q
period 2024-03-31
Summit Hotel Properties, Inc.
filed 2024-05-01
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of April 19, 2024, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 108,192,206.

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — March 31, 2024 (Unaudited) and December 31, 2023	1
	Condensed Consolidated Statements of Operations (Unaudited) — Three Months Ended March 31, 2024 and 2023	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) — Three Months Ended March 31, 2024 and 2023	3
	Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests (Unaudited) — Three Months Ended March 31, 2024 and 2023	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended March 31, 2024 and 2023	5
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	44

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments in lodging property, net	$2,715,009	$2,729,049
Investment in lodging property under development	2,364	1,451
Assets held for sale, net	64,019	73,740
Cash and cash equivalents	63,435	37,837
Restricted cash	8,916	9,931
Right-of-use assets, net	34,244	34,814
Trade receivables, net	27,985	21,348
Prepaid expenses and other	17,183	8,865
Deferred charges, net	6,495	6,659
Other assets	21,182	15,554
Total assets	$2,960,832	$2,939,248

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,452,002	$1,430,668
Lease liabilities, net	25,413	25,842
Accounts payable	7,303	4,827
Accrued expenses and other	81,719	81,215
Total liabilities	1,566,437	1,542,552

Commitments and contingencies (Note 11)	—	—
Redeemable non-controlling interests	50,219	50,219
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.25% Series E - 6,400,000 shares issued and outstanding at March 31, 2024 and December 31, 2023 (aggregate liquidation preference of $160,861 at March 31, 2024 and December 31, 2023, respectively)	64	64
5.875% Series F - 4,000,000 shares issued and outstanding at March 31, 2024 and December 31, 2023 (aggregate liquidation preference of $100,506 at March 31, 2024 and December 31, 2023, respectively)	40	40
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 108,198,141 and 107,593,373 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,082	1,076
Additional paid-in capital	1,239,905	1,238,896
Accumulated other comprehensive income	14,969	10,967
Accumulated deficit and distributions in excess of retained earnings	(348,302)	(339,848)
Total stockholders’ equity	907,758	911,195
Non-controlling interests	436,418	435,282
Total equity	1,344,176	1,346,477
Total liabilities, redeemable non-controlling interests and equity	$2,960,832	$2,939,248

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Room	$167,431	$163,089
Food and beverage	10,833	10,630
Other	9,878	8,664
Total revenues	188,142	182,383

Expenses:
Room	35,973	35,909
Food and beverage	8,202	7,955
Other lodging property operating expenses	56,261	56,125
Property taxes, insurance and other	14,285	14,724
Management fees	4,897	4,805
Depreciation and amortization	36,799	36,908
Corporate general and administrative	8,311	8,005
Recoveries of credit losses	—	(250)
Total expenses	164,728	164,181
Gain on disposal of assets, net	75	—
Operating income	23,489	18,202

Other income (expense):
Interest expense	(21,582)	(20,909)
Interest income	458	306
Other income (loss), net	685	(41)
Total other expense, net	(20,439)	(20,644)
Income (loss) from continuing operations before income taxes	3,050	(2,442)
Income tax (expense) benefit (Note 13)	(217)	472
Net income (loss)	2,833	(1,970)
Less - (Income) loss attributable to non-controlling interests	(322)	1,369
Net income (loss) attributable to Summit Hotel Properties, Inc. before preferred dividends and distributions	2,511	(601)
Less - Distributions to and accretion of redeemable non-controlling interests	(657)	(657)
Less - Preferred dividends	(3,970)	(3,970)
Net loss attributable to common stockholders	$(2,116)	$(5,228)

Loss per share:
Basic and Diluted	$(0.02)	$(0.05)
Weighted-average common shares outstanding:
Basic and Diluted	105,720	105,312

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$2,833	$(1,970)
Other comprehensive income (loss), net of tax:
Changes in fair value of derivative financial instruments	5,696	(4,388)
Comprehensive income (loss)	8,529	(6,358)
Comprehensive (income) loss attributable to non-controlling interests	(2,016)	1,489
Comprehensive income (loss) attributable to Summit Hotel Properties, Inc.	6,513	(4,869)
Distributions to and accretion on redeemable non-controlling interests	(657)	(657)
Preferred dividends and distributions	(3,970)	(3,970)
Comprehensive income (loss) attributable to common stockholders	$1,886	$(9,496)

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Three Months Ended March 31, 2024 and 2023
(Unaudited - In thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit and Distributions	Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2023	$50,219	10,400,000	$104	107,593,373	$1,076	$1,238,896	$10,967	$(339,848)	$911,195	$435,282	$1,346,477
Adjustment of redeemable non-controlling interests to redemption value	657	—	—	—	—	—	—	(657)	(657)	—	(657)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	76	76
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(6,338)	(6,338)	(956)	(7,294)
Preferred dividends and distributions	(657)	—	—	—	—	—	—	(3,970)	(3,970)	—	(3,970)
Equity-based compensation	—	—	—	731,614	7	1,841	—	—	1,848	—	1,848
Shares of common stock acquired for employee withholding requirements	—	—	—	(126,846)	(1)	(832)	—	—	(833)	—	(833)
Other comprehensive income	—	—	—	—	—	—	4,002	—	4,002	1,694	5,696
Net income	—	—	—	—	—	—	—	2,511	2,511	322	2,833
Balance at March 31, 2024	$50,219	10,400,000	$104	108,198,141	$1,082	$1,239,905	$14,969	$(348,302)	$907,758	$436,418	$1,344,176

Balance at December 31, 2022	$50,219	10,400,000	$104	106,901,576	$1,069	$1,232,302	$14,538	$(288,200)	$959,813	$448,137	$1,407,950
Adjustment of redeemable non-controlling interests to redemption value	657	—	—	—	—	—	—	(657)	(657)	—	(657)
Sale of non-controlling interests in joint venture	—	—	—	—	—	—	—	—	—	1,353	1,353
Common dividends and distributions	—	—	—	—	—	—	—	(4,259)	(4,259)	(639)	(4,898)
Preferred dividends and distributions	(657)	—	—	—	—	—	—	(3,970)	(3,970)	—	(3,970)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(790)	(790)
Equity-based compensation	—	—	—	736,370	7	1,461	—	—	1,468	—	1,468
Shares of common stock acquired for employee withholding requirements	—	—	—	(168,083)	(1)	(1,282)	—	—	(1,283)	—	(1,283)
Other	—	—	—	—	—	(24)	—	—	(24)	(144)	(168)
Other comprehensive loss	—	—	—	—	—	—	(4,268)	—	(4,268)	(120)	(4,388)
Net loss	—	—	—	—	—	—	—	(601)	(601)	(1,369)	(1,970)
Balance at March 31, 2023	$50,219	10,400,000	$104	107,469,863	$1,075	$1,232,457	$10,270	$(297,687)	$946,219	$446,428	$1,392,647

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc. Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$2,833	$(1,970)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,799	36,908
Amortization of debt issuance costs	1,619	1,399
Recoveries of credit losses	—	(250)
Equity-based compensation	1,848	1,468
Gain on disposal of assets, net	(75)	—
Non-cash interest income	(133)	(143)
Debt transaction costs	564	87
Other	60	285
Changes in operating assets and liabilities:
Trade receivables, net	(6,637)	(3,055)
Prepaid expenses and other	(8,318)	388
Accounts payable	2,059	(38)
Accrued expenses and other	(2,469)	(3,073)
NET CASH PROVIDED BY OPERATING ACTIVITIES	28,150	32,006
INVESTING ACTIVITIES
Improvements to lodging properties	(18,116)	(24,088)
Investment in lodging property under development	(913)	—
Proceeds from asset dispositions, net	9,043	—
Funding of real estate loans	—	(1,320)
NET CASH USED IN INVESTING ACTIVITIES	(9,986)	(25,408)
FINANCING ACTIVITIES
Proceeds from borrowings on revolving line of credit	60,000	25,000
Repayments of revolving line of credit	(5,000)	(10,000)
Principal payments on debt	(33,490)	(692)
Proceeds from the sale of non-controlling interests	—	1,353
Common dividends paid	(7,349)	(4,904)
Preferred dividends and distributions paid	(4,627)	(4,627)
Proceeds from contributions by non-controlling interests in joint venture	76	—
Distributions to joint venture partners	—	(790)
Financing fees, debt transaction costs and other issuance costs	(2,358)	(632)
Repurchase of shares of common stock for withholding requirements	(833)	(1,283)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,419	3,425
Net change in cash, cash equivalents and restricted cash	24,583	10,023
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	47,768	61,808
End of period	$72,351	$71,831

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEET TO THE AMOUNTS SHOWN IN THE STATEMENT OF CASH FLOWS ABOVE:
Cash and cash equivalents	$63,435	$60,678
Restricted cash	8,916	11,153
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$72,351	$71,831
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

We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. At March 31, 2024, our portfolio consisted of 99 lodging properties with a total of 14,785 guestrooms located in 24 states. At March 31, 2024, we own 100% of the outstanding equity interests in 56 of our 99 lodging properties. We own a 51% controlling interest in 40 lodging properties through a joint venture that was formed in July 2019 with USFI G-Peak, Ltd. ("GIC"), a private limited company incorporated in the Republic of Singapore (the "GIC Joint Venture"). We also own 90% equity interests in two separate joint ventures (the "Brickell Joint Venture" and the "Onera Joint Venture"). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

As of March 31, 2024, 85% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 90% were located within the top 100 MSAs and over 99% of our guestrooms operated under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”), and InterContinental® Hotels Group (“IHG”).

Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At March 31, 2024, we owned, directly and indirectly, approximately 87% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding 6.25% Series E and 5.875% Series F preferred units of limited partnership interest. NewcrestImage (as defined in Note 4 - Debt to the Condensed Consolidated Financial Statements) owns all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units (liquidation preference $25 per unit) of the Operating Partnership ("Series Z Preferred Units"), as a result of the NCI Transaction (described in Note 4 - Debt to the Condensed Consolidated Financial Statements). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as "Preferred Units".

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

We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. To qualify as a REIT, we cannot operate or manage our lodging properties. Accordingly, all of our lodging properties are leased to our taxable REIT subsidiaries (“TRS Lessees” or "TRSs") and managed by professional third-party management companies.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenues and expenses in the reporting period. Actual results could differ from those estimates. As interim statements, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three months ended March 31, 2024 may not be indicative of the results that may be expected for the full year of 2024. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Use of Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with GAAP, which requires us to make estimates based on assumptions about current and, for some estimates, future economic and market conditions that affect reported amounts and related disclosures in our Condensed Consolidated Financial Statements. Although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could significantly differ from our expectations, which could materially affect our consolidated financial position and results of operations.

Trade Receivables and Current Estimate of Credit Losses

We grant credit to qualified guests, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables also include credit and debit card transactions that are in the process of being settled. Trade receivables are stated at the amount billed to the guest and do not accrue interest. We regularly review the collectability of our trade receivables. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.1 million at both March 31, 2024 and December 31, 2023. Bad debt expense was $0.1 million for each of the three months ended March 31, 2024 and 2023, respectively.

Investments in Lodging Property, net

The Company allocates the purchase price of acquired lodging properties based on the relative fair values of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets, and assumed liabilities. Intangible assets may include certain value associated with the on-going operations of the lodging business being acquired as part of the property acquisition. Acquired intangible assets that derive their values from real property, or an interest in real property, are inseparable from that real property or interest in real property, do not produce or contribute to the production of income other than consideration for the use or occupancy of space, and are recorded as a component of the related real estate asset in our Condensed Consolidated Financial Statements. We allocate the purchase price of acquired lodging properties to land, building and furniture, fixtures and equipment based on independent third-party appraisals.

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

On a limited basis, we provide financing to developers of lodging properties for development projects. We evaluate these arrangements to determine if we participate in residual profits of the lodging property through the loan provisions or other agreements. Where we conclude that these arrangements are more appropriately treated as an investment in the real property, we reflect the loan in Investments in lodging property, net in our Condensed Consolidated Balance Sheets.

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

Segment Disclosure
Accounting Standards Codification (“ASC”) No. 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable operating segment for activities related to investing in real estate; thus, all required financial segment information is included in the Condensed Consolidated Financial Statements as a single operating segment because all of our lodging properties have similar economic characteristics, facilities, and services.

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

Basic and diluted loss per share for the three months ended March 31, 2024 and 2023 are calculated as Net loss attributable to common stockholders for each respective period divided by weighted average common shares outstanding for each respective period as all other securities are antidilutive.

New Accounting Standards

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280). ASU 2023-07 will improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Although we operate only a single segment, ASU 2023-07 will require us to adhere to all disclosure requirements of the pronouncement which includes among other things, disclosures related to our chief operating decision maker. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-07 will not have a material effect on our Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The adoption of ASU 2023-09 will not have a material effect on our Consolidated Financial Statements.

NOTE 3 - INVESTMENTS IN LODGING PROPERTY, NET

Investments in Lodging Property, net

Investments in lodging property, net is as follows (in thousands):

	March 31, 2024	December 31, 2023
Lodging buildings and improvements	$2,793,479	$2,786,223
Land	373,039	373,039
Furniture, fixtures and equipment	271,533	268,631
Construction in progress	53,628	41,324
Intangible assets	39,954	39,954
Real estate development loan, net	4,309	4,176
	3,535,942	3,513,347
Less accumulated depreciation and amortization	(820,933)	(784,298)
	$2,715,009	$2,729,049

Depreciation and amortization expense related to our lodging properties (excluding amortization of franchise fees) was $36.6 million, and $36.8 million for the three months ended March 31, 2024 and 2023, respectively.

Lodging Property Sales

In February 2024, we completed the sale of the 127-guestroom Hyatt Place - Dallas (Plano), TX for $10.3 million. At December 31, 2023, we classified the property as Assets held for sale, net. We recorded a nominal gain on the sale during the three months ended March 31, 2024 upon closing the transaction.

During the first quarter of 2024, we entered into a purchase and sale agreement with a single buyer to sell the 202-guestroom Courtyard by Marriott and the 208-guestroom SpringHill Suites, both located in New Orleans, LA, for an aggregate selling price of $73.0 million. The properties were recorded as Assets held for sale, net at both March 31, 2024 and December 31, 2023. We closed on the sale of these properties on April 17, 2024 in accordance with the expected terms of the transaction, which resulted in a gain of approximately $28.0 million that will be recorded in the second quarter of 2024. The sale will result in the return of approximately $2.6 million of restricted cash to us related to reserves for furniture, fixtures and equipment. Net proceeds from the sale were used to repay the outstanding $55.0 million balance on our $400 Million Revolver (defined in "Note 5 - Debt" below) subsequent to quarter end.

Additionally, during the first quarter of 2024, we entered into a purchase and sale agreement to sell the 119-guestroom Hilton Garden Inn - Bryan (College Station), TX for $11.0 million. The property was recorded as Assets held for sale, net at both March 31, 2024 and December 31, 2023. We closed on the sale of this lodging property on April 25, 2024 in accordance with the expected terms of the transaction. The net selling price of the lodging property was consistent with its net book value on the closing date. Net proceeds from the sale were used to repay $6.0 million of the GIC Joint Venture Term Loan (defined in "Note 5 - Debt" below) subsequent to quarter end.

Assets Held for Sale, net

Assets held for sale, net is as follows (in thousands):

	March 31, 2024	December 31, 2023
Under Contract for Sale:
Hyatt Place - Dallas (Plano), TX	$—	$9,940
Courtyard by Marriott and SpringHill Suites - New Orleans, LA	43,693	43,504
Hilton Garden Inn - Bryan (College Station), TX	10,652	10,642
Parcel of undeveloped land - San Antonio, TX	1,225	1,225
	55,570	65,311
Marketed for Sale:
One individual lodging property	8,024	8,004
Parcel of undeveloped land - Flagstaff, AZ	425	425
	$64,019	$73,740

The parcel of undeveloped land in San Antonio, TX is currently under contract to sell and the sale is expected to close in the fourth quarter of 2024.

Intangible Assets

Intangible assets, net is as follows (in thousands):

	March 31, 2024	December 31, 2023
Indefinite-lived intangible assets:
Air rights	$10,754	$10,754
Other	80	80
	10,834	10,834
Finite-lived intangible assets:
Tax incentives	19,750	19,750
Key money	9,370	9,370
	29,120	29,120
Intangible assets	39,954	39,954
Less accumulated amortization	(10,283)	(9,251)
Intangible assets, net	$29,671	$30,703

We recorded amortization expense related to intangible assets of approximately $1.0 million for each of the three months ended March 31, 2024 and 2023, respectively.

Future amortization expense related to intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amount
2024	$3,486
2025	1,564
2026	1,564
2027	1,374
2028	1,016
Thereafter	9,833
$18,837

NOTE 4 — INVESTMENT IN REAL ESTATE LOANS

Real Estate Development Loans

Onera Mezzanine Financing Loan

In January 2023, we entered into an agreement with affiliates of Onera Opportunity Fund I, LP ("Onera") to provide a mezzanine financing loan of $4.6 million (the "Onera Mezzanine Loan") for the development of a glamping property. The Onera Mezzanine Loan is secured by a second mortgage on the property and is subordinate to the senior lender for the development project. The loan matures 24 months from the closing date of the transaction and may be extended for an additional 12 months at the borrower's option. Additionally, we issued a $3.0 million letter of credit to the senior lender of the project as additional support for Onera's construction loan. We also have an option to purchase 90% of the equity of the entity that owns the development property upon completion of construction or at the one-year anniversary of such completion at a pre-determined price (the "Onera Purchase Option"). The development is expected to be completed in the second half of 2024. As of March 31, 2024, we have funded our entire $4.6 million commitment under the mezzanine financing loan. The balance of the Onera Mezzanine Loan is recorded net of the unamortized discount related to the carrying amount of the Onera Purchase Option of $0.3 million and $0.4 million at March 31, 2024 and December 31, 2023, respectively, and is classified as Investments in lodging property, net in our Condensed Consolidated Balance Sheets.

We recorded the Onera Purchase Option related to the Onera Mezzanine Loan in Other assets and as a contra-asset to Investments in lodging property, net at its estimated fair value of $0.9 million on the transaction date using the Black-Scholes model. The recorded amount of the Onera Purchase Option is being amortized over the term of the Onera Mezzanine Loan using the straight-line method, which approximates the interest method, as non-cash interest income. For each of the three months ended March 31, 2024, and 2023, we amortized $0.1 million of the carrying amount of the Onera Purchase Option as non-cash interest income.

Our estimate of the fair value of the Onera Purchase Option under the Black-Scholes model requires judgment and estimates primarily related to the volatility of our stock price and expected levels of future dividends on our common stock.

NOTE 5 - DEBT

At March 31, 2023, our indebtedness was comprised of borrowings under our 2023 Senior Credit Facility (as defined below), the 2024 Term Loan (as defined below), the GIC Joint Venture Credit Facility (as defined below), the GIC Joint Venture Term Loan (as defined below), the PACE Loan (as defined below), the Brickell Mortgage Loan (as defined below), the Convertible Notes (as defined below), and other indebtedness secured by first priority mortgage liens on various lodging properties. The weighted-average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 5.35% at March 31, 2024 and 5.31% at December 31, 2023. There are currently no defaults under any of the Company's loan agreements.

Debt, net of debt issuance costs, is as follows (in thousands):

	March 31, 2024	December 31, 2023
Revolving debt	$180,000	$125,000
Term loans	877,021	910,000
Convertible notes	287,500	287,500
Mortgage loans	122,828	123,339
	1,467,349	1,445,839
Unamortized debt issuance costs	(15,347)	(15,171)
Debt, net of debt issuance costs	$1,452,002	$1,430,668

We have entered into interest rate swaps to fix the interest rates on a portion of our variable interest rate indebtedness. In January 2024, subsidiaries of the GIC Joint Venture that are the borrowers under the GIC Joint Venture Term Loan entered into a $100.0 million interest rate swap to fix the one-month term Secured Overnight Financing Rate (“SOFR”) until January 2026. The interest rate swap has an effective date of October 1, 2024 and a termination date of January 13, 2026. Pursuant to the interest rate swaps, we will pay a fixed rate of 3.77% and receive the one-month term SOFR floating rate index. See "Note 7 - Derivative Financial Instruments and Hedging" to the Condensed Consolidated Financial Statements for additional information.

Our total fixed-rate and variable-rate debt, after consideration of our interest rate derivative agreements that are currently in effect, is as follows (in thousands):

	March 31, 2024	Percentage	December 31, 2023	Percentage
Fixed-rate debt (1)	$955,970	65%	$956,414	66%
Variable-rate debt	511,379	35%	489,425	34%
	$1,467,349		$1,445,839

(1) At March 31, 2024, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 73% of our total pro rata indebtedness when taking into consideration interest rate swaps. In April 2024, after repayment of the outstanding $55.0 million balance of our $400 Million Revolver from the proceeds of the sale of a portfolio of two lodging properties in New Orleans, LA and a $6.0 million paydown to the GIC Joint Venture Term Loan from the proceeds of the sale of the Hilton Garden Inn - Bryan (College Station), TX, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 77% of our total pro rata indebtedness when taking into consideration interest rate swaps.

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (dollars in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Convertible notes	$287,500	$257,313	$287,500	$256,141	Level 1 - Market approach
Mortgage loans	68,470	62,547	68,915	60,883	Level 2 - Market approach
	$355,970	$319,860	$356,415	$317,024

Detailed information about our gross debt at March 31, 2024 and December 31, 2023 is as follows (dollars in thousands):

					Principal Balance Outstanding
Lender	Interest Rate	Initial Maturity Date	Fully Extended Maturity Date	Number of Encumbered Properties	March 31, 2024	December 31, 2023
OPERATING PARTNERSHIP DEBT:
2023 Senior Credit and Term Loan Facility
Bank of America, N.A.
$400 Million Revolver (1)	7.38% Variable	6/21/2027	6/21/2028	n/a	$55,000	$—
$200 Million Term Loan (1)	7.33% Variable	6/21/2026	6/21/2028	n/a	200,000	200,000
Total Senior Credit and Term Loan Facility					255,000	200,000

Term Loans
KeyBank National Association Term Loan (1)	n/a	2/14/2025	2/14/2025	n/a	—	225,000
Regions Bank Term Loan (1)	7.32% Variable	2/26/2027	2/26/2029	n/a	200,000	—
					200,000	225,000

Convertible Notes	1.50% Fixed	2/15/2026	2/15/2026	n/a	287,500	287,500

Secured Mortgage Indebtedness
MetaBank	4.44% Fixed	7/1/2027	7/1/2027	3	42,400	42,611
Bank of the Cascades (2)	7.32% Variable	12/19/2024	12/19/2024	1	7,358	7,425
	4.30% Fixed	12/19/2024	12/19/2024		7,358	7,425
Total Mortgage Loans				4	57,116	57,461
Total Operating Partnership Debt					799,616	769,961

JOINT VENTURE DEBT:
Brickell Joint Venture Mortgage Loan
City National Bank of Florida	8.32% Variable	6/9/2025	6/9/2025	2	47,000	47,000

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver (3)	7.58% Variable	9/15/2027	9/15/2028	n/a	125,000	125,000
$75 Million Term Loan (3)	7.53% Variable	9/15/2027	9/15/2028	n/a	75,000	75,000
Bank of America, N.A. (4)	8.19% Variable	1/13/2026	1/13/2027	n/a	402,021	410,000
Wells Fargo	4.99% Fixed	6/6/2028	6/6/2028	1	12,720	12,785
PACE loan	6.10% Fixed	7/31/2040	7/31/2040	1	5,992	6,093
Total GIC Joint Venture Credit Facility and Term Loans				2	620,733	628,878
Total Joint Venture Debt				4	667,733	675,878
Total Debt				8	$1,467,349	$1,445,839

(1) The 2023 Senior Credit and Term Loan Facility is supported by a borrowing base of 52 unencumbered hotel properties.
(2) The Bank of Cascades mortgage loan is comprised of two promissory notes that are secured by the same collateral and have cross-default provisions.
(3) The $125 Million Revolver and the $75 Million Term Loan are secured by pledges of the equity in the entities and affiliated entities that own 13 lodging properties.
(4) The GIC Joint Venture Term Loan is secured by pledges of the equity in the entities and affiliated entities that own 26 lodging properties.

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

At March 31, 2024, our $200 Million Term Loan was fully funded, and our $400 Million Revolver had $55.0 million in outstanding borrowings. Borrowings under the 2023 Senior Credit Facility are limited by the value of the Unencumbered Properties (as defined below). We repaid the $55.0 million outstanding balance of the $400 Million Revolver in April 2024 with the net proceeds from the sale of two lodging properties located in New Orleans, LA.

The $400 Million Revolver has a maturity date of June 2027, which may be extended by the Company for up to two consecutive six-month periods, subject to certain conditions and the $200 Term Loan has a maturity date of June 2026, which may be extended by the Company for up to two consecutive 12-month periods, subject to certain conditions.

The 2023 Senior Credit Facility bears interest at SOFR. The interest rate on the $400 Million Revolver is based on the higher of (i) a pricing grid ranging from 140 basis points to 240 basis points plus Adjusted Daily SOFR or Adjusted Term SOFR, depending on the Company's leverage ratio (as defined in the loan documents); and (ii) a pricing grid ranging from 40 basis points to 140 basis points over the Base Rate, depending on the Company's leverage ratio (as defined in the credit agreements governing the 2023 Senior Credit Facility).

The interest rate on the $200 Million Term Loan is based on the higher of (i) a pricing grid ranging from 135 basis points to 235 basis points plus Adjusted Daily SOFR or Adjusted Term SOFR, depending on the Company's leverage ratio (as defined in the loan documents); and (ii) a pricing grid ranging from 35 basis points to 135 basis points over the Base Rate, depending on the Company's leverage ratio (as defined in the loan documents).

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

We are also required to pay an unused fee (“Unused Fee”) on the undrawn portion of the $400 Million Revolver. The Unused Fee is calculated on a daily basis on the unused amount of the $400 Million Revolver multiplied by (i) 0.25% per annum in the event that Revolver usage is greater than 50%, and (ii) 0.20% per annum in the event that Revolver usage is equal to or less than 50%. The Unused Fee is payable quarterly in arrears and on the final maturity date of the $400 Million Revolver.

2024 Term Loan

In February 2024, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan document as a subsidiary guarantor, entered into a $200 million senior unsecured term loan financing (the “2024 Term Loan”). Proceeds from the 2024 Term Loan financing and advances on our $400 Million Revolver were used to repay in full the Company’s $225 million term loan that was scheduled to mature in February 2025.

The 2024 Term Loan has an initial maturity date of February 2027 and can be extended for two 12-month periods by the Company, subject to certain conditions. At March 31, 2024, the 2024 Term Loan was fully funded.

We pay interest on advances at varying rates, based upon, at our option, either (i) daily, 1-, 3-, or 6-month SOFR (subject to a floor of 35 basis points), plus a SOFR adjustment equal to 10 basis points and an applicable margin between 135 and 235 basis points, depending upon our leverage ratio (as defined in the loan documents). We are required to pay other fees, including arrangement and administrative fees.

Financial and Other Covenants. We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2024 Term Loan.

Convertible Senior Notes and Capped Call Options

In January 2021, we entered into an underwriting agreement (the “Convertible Notes Offering”) pursuant to which the Company agreed to offer and sell an aggregate of $287.5 million of 1.50% convertible senior notes due in 2026 (the “Convertible Notes"). The net proceeds from the Convertible Notes Offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company (including net proceeds from the full exercise by the underwriters of their over-allotment option to purchase additional Convertible Notes), were approximately $280.0 million before consideration of the Capped Call Transactions (as described below). These proceeds were used to pay the cost of the Capped Call Transactions and to partially repay outstanding obligations under our senior credit facility that was replaced by the 2023 Senior Credit Facility and another term loan.

The Convertible Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The Convertible Notes will mature on February 15, 2026 (the “Maturity Date”), unless earlier converted, purchased, or redeemed. Prior to August 15, 2025, the Convertible Notes will be convertible only upon certain circumstances and during certain periods. On or after August 15, 2025 and through the Maturity Date, holders may convert any of their Convertible Notes into shares of the Company’s common stock, at the applicable conversion rate, unless the Convertible Notes have been previously purchased or redeemed by the Company. The Company recorded interest expense of $1.1 million for each of the three months ended March 31, 2024 and 2023. The Company incurred debt issuance costs related to the Convertible Notes Offering of $7.6 million of which $0.4 million was amortized as non-cash interest expense for each of the three months ended March 31, 2024 and 2023. Including the amortization of the debt issuance costs, the effective interest rate on the Convertible Notes was approximately 2.00% for the three months ended March 31, 2024 and 2023. The unamortized discount related to the Convertible Notes was $2.8 million and $3.2 million at March 31, 2024 and December 31, 2023, respectively.

The initial conversion rate of the Convertible Notes is 83.4028 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $11.99 per share of common stock based on the 37.5% base conversion premium on the reference price of $8.72 per share. In no event will the conversion rate exceed 114.6788 shares of common stock per $1,000 principal amount of Convertible Notes, subject to certain adjustments defined in the Convertible Notes Offering. Commensurate with the declaration of dividends and distributions on our common stock and Common Units, respectively, on January 25, 2024, the conversion rate of the Convertible Notes was adjusted to 87.92 shares of common stock per $1,000 principal amount of Convertible Notes.

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

The effective strike price of the Capped Call Transactions was initially $15.26, which represented a premium of 75.0% over the last reported sale price of our common stock on the New York Stock Exchange on January 7, 2021 and is subject to certain adjustments under the terms of the Capped Call transactions. The current strike price is $14.48 due to the adjustments related to the dividends paid during the period that the Capped Call securities have been outstanding.

Mortgage Loans

At March 31, 2024 and December 31, 2023, we had mortgage loans totaling $122.8 million and $123.3 million, respectively, that are secured primarily by first mortgage liens on eight lodging properties.

Metabank Loan

In June 2017, Summit Meta 2017, LLC (“SM-17”), a subsidiary of our Operating Partnership, entered into a $47.6 million secured, non-recourse loan with MetaBank (the "MetaBank Loan"). The MetaBank Loan provides for a fixed interest rate of 4.44%, amortizes over 25 years, and matures on July 1, 2027. The MetaBank Loan is secured by three lodging properties and is subject to a prepayment penalty if prepaid prior to April 1, 2027. In or around December 2021, MetaBank sold the MetaBank Loan to Bayside MB CRE Loans, LLC (“Bayside”). In October 2022, SM-17 received a letter from Bayside’s counsel alleging various events of default under the MetaBank Loan, primarily related to certain non-monetary covenants. SM-17 engaged legal counsel which sent a written response to Bayside disputing that any events of default have occurred. In April 2023 and September 2023, SM-17 received additional letters from Bayside's counsel reasserting their allegations of default. SM-17 continues to dispute that any events of default have occurred.

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

The GIC Joint Venture Credit Facility is comprised of a $125.0 million revolving credit facility (the “$125 Million Revolver”) and a $75.0 million term loan (the “$75 Million Term Loan”). The GIC Joint Venture Credit Facility has an accordion feature which allows us to increase the total commitments by up to $300.0 million, for aggregate potential borrowings of up to $500.0 million. At March 31, 2024, we had $125.0 million outstanding under the $125 Million Revolver.

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

In September 2023, the GIC Joint Venture entered into an amendment to the GIC Joint Venture Credit Facility (the "GIC Joint Venture Credit Amendment"). The GIC Joint Venture Credit Amendment extends the maturity of the $125 Million Revolver and the $75 Million Term Loan to September 2027, which may be extended by the Company for a single twelve-month period, subject to certain conditions.

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

In addition, on a quarterly basis, we are required to pay a fee on the unused portion of the Credit Facility equal to the unused amount multiplied by an annual rate of 0.25% of the average unused amount of the Credit Facility. We are also required to pay other fees, including customary arrangement and administrative fees.

The GIC Joint Venture Credit Amendment requires the GIC Joint Venture and certain subsidiaries to pledge to the secured parties all of the equity interests in the entities that own the 13 properties included in the borrowing base assets, the related TRS entities that lease each of the borrowing base assets, and all other subsidiaries of the borrower and the subsidiary guarantors, subject to certain exceptions.

GIC Joint Venture Term Loan

In January and March 2022, the Operating Partnership and the GIC Joint Venture closed on a transaction with NewcrestImage Holdings, LLC, a Delaware limited liability company, and NewcrestImage Holdings II, LLC, a Delaware limited liability company (together, “NewcrestImage”), to acquire a portfolio of 27 lodging properties, containing an aggregate of 3,709 guestrooms, and two parking structures, containing 1,002 spaces and various financial incentives for an aggregate purchase price of $822.0 million (the "NCI Transaction"). In connection with the NCI Transaction, in January 2022, Summit JV MR 2, LLC, Summit JV MR 3, LLC and Summit NCI NOLA BR 184, LLC (each of which is a subsidiary of the GIC Joint Venture, and are collectively, the “Term Loan Borrower”), the GIC Joint Venture, as parent guarantor, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a $410.0 million senior secured term loan facility (the “GIC Joint Venture Term Loan”) with Bank of America, N.A., as administrative agent and initial lender, Wells Fargo Bank, National Association, as syndication agent and an initial lender, and BofA Securities, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners.

Neither the Operating Partnership nor the Company are borrowers or guarantors of the GIC Joint Venture Term Loan. The GIC Joint Venture Term Loan is guaranteed by the GIC Joint Venture and all of the Term Loan Borrower's existing and future subsidiaries, subject to certain exceptions.

The GIC Joint Venture Term Loan has an accordion feature that permits an increase in the total commitments by up to $190.0 million, for aggregate potential borrowings of up to $600.0 million. The GIC Joint Venture Term Loan will mature on January 13, 2026 and can be extended for one twelve-month period at the option of the GIC Joint Venture, subject to certain conditions.

As of March 31, 2024, we had $402.0 million outstanding on the GIC Joint Venture Term Loan bearing interest at a floating rate of SOFR plus 2.75%. In April 2024, we repaid $6.0 million of the GIC Joint Venture Term Loan from the net proceeds of sale of the Hilton Garden Inn - Bryan (College Station), TX.

The GIC Joint Venture Term Loan is secured primarily by a first priority pledge of the Term Loan Borrower's equity interests in the subsidiaries that hold a direct or indirect interest in 26 of the lodging properties and two parking facilities at March 31, 2024 purchased in the NCI Transaction that constitute borrowing base assets. The GIC Joint Venture Term Loan contains terms, conditions, and covenants typical for similar credit facilities.

PACE Loan

As part of the NCI Transaction, a subsidiary of the GIC Joint Venture assumed a Property Assessed Clean Energy ("PACE") loan of approximately $6.5 million. The loan bears fixed interest at 6.10%, has an amortization period of 20 years, and matures on July 31, 2040. The PACE loan is secured by an assessment lien imposed by the County of Tarrant, TX for the benefit of the lender. As of March 31, 2024, the outstanding balance of the PACE loan was $6.0 million.

Brickell Mortgage Loan

In June 2022, the Company entered into a joint venture (the "Brickell Joint Venture") with C-F Brickell, LLC, a Delaware limited liability company ("C-F Brickell") that was the developer of the AC Hotel by Marriott and Element Miami Brickell Hotel in Miami, FL (the "AC/Element Hotel"), to facilitate the exercise of our purchase option to acquire a 90% equity interest in the Brickell Joint Venture (the "Initial Purchase Option"), which owned a 100% interest in the AC/Element Hotel. In June 2022, the Brickell Joint Venture entered into a $47.0 million mortgage loan and non-recourse guaranty with City National Bank of Florida (the "Brickell Mortgage Loan") to finance the AC/Element Hotel. The Brickell Mortgage Loan provided for an interest rate equal to one-month LIBOR plus 300 basis points through June 30, 2023. Effective July 1, 2023, the interest rate for the Brickell Mortgage Loan was converted to one-month SOFR plus 300 basis points.

Payment terms include an interest-only period through June 30, 2024 and the loan will amortize based on a 25-year schedule from July 1, 2024 through the maturity date of June 30, 2025. The Brickell Mortgage Loan is prepayable at any time without penalty.

Financial Guarantee

In January 2023, we issued a $3.0 million letter of credit to the senior lender of a glamping project for which we provided the Onera Mezzanine Loan as additional credit support on behalf of the developer. We recorded the non-contingent portion of financial guarantee as a liability of $0.2 million on the transaction date, which is the premium receivable for the guarantee payable to us by the borrower. The liability is being amortized using the straight-line method into interest income over the term of the letter of credit and is recorded in Accrued expenses and other in our Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023.

Currently, payment under the contingent portion of the guarantee is not probable nor reasonably estimable. Therefore, no liability for the contingent portion of the guarantee is recorded at March 31, 2024 and December 31, 2023.

NOTE 6 - LEASES

The Company has operating leases related to the land under certain lodging properties, conference centers, parking spaces, automobiles, our corporate office, and miscellaneous office equipment. These leases have remaining terms of one year to 74.3 years, some of which include options to extend the leases for additional years. The exercise of lease renewal options is at our sole discretion. As of March 31, 2024 and December 31, 2023, the weighted-average operating lease term was approximately 32.2 years. Certain leases also include options to purchase the leased property. As of March 31, 2024 and December 31, 2023, our weighted-average incremental borrowing rate for leases was 4.8%.

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business. In addition, we lease certain owned real estate to third parties. We recorded gross third-party tenant income of $0.8 million and $0.7 million during the three months ended March 31, 2024 and 2023, respectively, which was recorded in Other income (loss), net in our Condensed Consolidated Statement of Operations.

During the three months ended March 31, 2024 and 2023, the Company's total operating lease cost was $1.2 million and $1.1 million, respectively, and the operating cash payments on operating leases were $1.1 million and $1.0 million, respectively.

Operating lease maturities as of March 31, 2024 are as follows (in thousands):

For the Year Ending December 31,	Amount
2024	$1,678
2025	2,251
2026	2,205
2027	2,247
2028	2,090
Thereafter	35,803
Total lease payments (1)	46,274
Less: Imputed interest	(20,861)
Total	$25,413

(1)Certain payments above include future increases to the minimum fixed rent based on the Consumer Price Index in effect at the initial measurement of the lease balances.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at March 31, 2024 and December 31, 2023 is as follows (dollars in thousands):

				Notional Amount			Fair Value
Contract date	Effective Date	Expiration Date	Average Annual Effective Fixed Rate	March 31, 2024	December 31, 2023		March 31, 2024	December 31, 2023
Operating Partnership:
June 11, 2018	September 28, 2018	September 30, 2024	2.86%	$75,000	$75,000		$905	$1,170
June 11, 2018	December 31, 2018	December 31, 2025	2.92%	125,000	125,000		3,683	2,877
July 26, 2022	January 31, 2023	January 31, 2027	2.60%	100,000	100,000		4,328	3,134
July 26, 2022	January 31, 2023	January 31, 2029	2.56%	100,000	100,000		6,010	4,273
Total Operating Partnership (1)				400,000	400,000		14,926	11,454

GIC Joint Venture:
March 24, 2023	July 1, 2023	January 13, 2026	3.35%	100,000	100,000		2,048	1,250
March 24, 2023	July 1, 2023	January 13, 2026	3.35%	100,000	100,000		2,048	1,254
January 19, 2024	October 1, 2024	January 13, 2026	3.77%	100,000	—	(2)	632	—
Total GIC Joint Venture				300,000	200,000		4,728	2,504
Total				$700,000	$600,000		$19,654	$13,958

(1)    In April 2024, after repayment of the outstanding $55.0 million balance of our $400 Million Revolver from the proceeds of the sale of a portfolio of two lodging properties in New Orleans, LA and a $6.0 million paydown to the GIC Joint Venture Term Loan from the proceeds of the sale of the Hilton Garden Inn - Bryan (College Station), TX, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 77% of our total pro rata indebtedness when taking into consideration interest rate swaps.

(2)     At December 31, 2023, we had interest rate swaps that were in effect with a notional amount totaling $600.0 million. In January, 2024, we executed one additional interest rate swap with a notional amount totaling $100.0 million that becomes effective on October 1, 2024.

At March 31, 2024, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 73% of our total pro rata indebtedness when taking into consideration interest rate swaps.

At March 31, 2024 and December 31, 2023, we had $600.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date.

In January 2024, subsidiaries of the GIC Joint Venture that are the borrowers under the GIC Joint Venture Term Loan entered into a $100.0 million interest rate swap to fix one-month term SOFR until January 2026. The interest rate swap has an effective date of October 1, 2024 and a termination date of January 13, 2026. Pursuant to the interest rate swap, we will pay a fixed rate of 3.77% and receive the one-month term SOFR floating rate index.

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At March 31, 2024 and December 31, 2023, our interest rate swaps were in an asset position. Derivative assets related to our interest rate swaps are recorded in Other assets in our Condensed Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Accumulated other comprehensive income (loss) and are reclassified as Interest expense in our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings. In the next twelve months, we estimate that $11.6 million will be reclassified from Accumulated other comprehensive income (loss) and recorded as a decrease to interest expense.

We characterize the realized and unrealized gain or loss related to derivative financial instruments designated as cash flow hedges as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Unrealized gain (loss) recognized in Accumulated other comprehensive income (loss) on derivative financial instruments	$9,375	$(2,439)
Gain reclassified from Accumulated other comprehensive income (loss) to Interest expense	$3,679	$1,949
Total interest expense and other finance expense presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$21,582	$20,909

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

Changes in Common Stock during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Beginning shares of Common Stock outstanding	107,593,373	106,901,576
Grants under the Equity Plan (as defined below in "Note 12 - Equity-Based Compensation")	1,055,544	873,563
Performance share and other forfeitures	(323,930)	(137,193)
Shares acquired for employee withholding requirements	(126,846)	(168,083)
Ending shares of Common Stock outstanding	108,198,141	107,469,863

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

The Company's outstanding shares of preferred stock (collectively, “Preferred Shares”) rank senior to our Common Stock and on parity with each other with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Preferred Shares do not have maturity dates and are not subject to mandatory redemption or sinking fund requirements. The Series E Preferred Stock is redeemable by the Company at its election. The Company may not redeem the Series F Preferred Stock prior to August 12, 2026, except in limited circumstances relating to the Company’s continuing qualification as a REIT or in connection with certain changes in control. When redeemable, the Company may, at its option, redeem the applicable Preferred Shares, in whole or from time to time in part, by payment of $25 per share, plus any accumulated, accrued and unpaid dividends up to, but not including the date of redemption. If the Company does not exercise its rights to redeem the Preferred Shares upon certain changes in control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s Common Stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series E Preferred Stock and Series F Preferred Stock is 3.1686 and 5.875 shares of Common Stock, respectively, all subject to certain adjustments.

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

NOTE 9 - NON-CONTROLLING INTERESTS AND REDEEMABLE NON-CONTROLLING INTERESTS

Non-controlling Interests in Operating Partnership

Pursuant to the limited partnership agreement of our Operating Partnership, the unaffiliated third parties who hold Common Units have the right to cause us to request that we redeem their Common Units in exchange for cash based upon the fair value of an equivalent number of our shares of Common Stock at the time of redemption; however, the Company has the option to redeem Common Units with shares of our Common Stock on a one-for-one basis. The number of shares of our Common Stock issuable upon redemption of Common Units may be adjusted upon the occurrence of certain events such as share dividend payments, share subdivisions or combinations. In the first quarter of 2022, in connection with the NCI Transaction, the Operating Partnership issued an aggregate of 15,864,674 Common Units as partial consideration for the purchase.

NewcrestImage and other unaffiliated third parties collectively owned 15,948,628 of Common Units at March 31, 2024 and December 31, 2023, which represents approximately 13% of the outstanding Common Units.

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

Non-controlling Interests in Consolidated Joint Ventures

At March 31, 2024, the Company is a partner with a majority equity interest in three joint ventures described below, which are consolidated in our Condensed Consolidated Financial Statements. We classify the non-controlling interests in our joint ventures as a component of equity in the Company’s Condensed Consolidated Balance Sheets. The portion of net income (loss) allocated to these non-controlling interests is included on the Company’s Condensed Consolidated Statements of Operations as Net income (loss) attributable to non-controlling interests.

GIC Joint Venture

In July 2019, the Company entered into the GIC Joint Venture to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the GIC Joint Venture and has historically and in the future intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the GIC Joint Venture and has the potential to earn incentive fees based on the GIC Joint Venture achieving certain return thresholds. As of March 31, 2024, the GIC Joint Venture owns 40 lodging properties containing 5,454 guestrooms in nine states.

The GIC Joint Venture owns the lodging properties through master REITs (“Master REIT”) and subsidiary REITs (“Subsidiary REIT”). All of the lodging properties owned by the GIC Joint Venture are leased to taxable REIT subsidiaries of the Subsidiary REITs (“Subsidiary REIT TRSs”). To qualify as a REIT, the Master REIT and each Subsidiary REIT must meet all of the REIT requirements provided in the Internal Revenue Code, as amended. Taxable income related to the Subsidiary REIT TRSs is subject to federal, state and local income taxes at applicable tax rates.

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

The Onera Joint Venture owns a 100% fee simple interest in real property and improvements located in Fredericksburg, TX (the "Onera Property") consisting of 11 glamping lodging units and a 6.4-acre parcel of undeveloped land that will be developed as phase two of the lodging property. The Onera Joint Venture incurred $0.9 million of development costs during the three months ended March 31, 2024 related to the development of phase two of a property that is recorded as Investment in lodging property under development in our Condensed Consolidated Balance Sheets at March 31, 2024. The Company serves as the managing member of the Onera Joint Venture.

Redeemable Non-controlling Interests

In connection with the NCI Transaction, Summit Hotel GP, LLC, a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership, on its own behalf as general partner of the Operating Partnership and on behalf of the limited partners of the Operating Partnership, on January 13, 2022, entered into the Tenth Amendment (the “Tenth Amendment”) to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, to provide for the issuance of up to 2,000,000 Series Z Preferred Units. The Series Z Preferred Units rank on a parity with the Operating Partnership’s 6.25% Series E and 5.875% Series F Preferred Units and holders will receive quarterly distributions at a rate of 5.250% per year. From issuance until the tenth anniversary of their issuance, the Series Z Preferred Units will be redeemable at the holder’s request at any time, or in connection with a change of control of the Company, for cash or shares of the Company’s 5.250% Series Z Cumulative Perpetual Preferred Stock (which will be designated and authorized following notice of redemption by holder of the Series Z Preferred Units) at the Company’s election, on a one-for-one basis. After the fifth anniversary of their issuance, the Company may redeem the Series Z Preferred Units for cash at a redemption amount of $25 per unit. For a 90-day period immediately following both the tenth and the eleventh anniversaries of their issuance or in connection with a change of control of the Company, the Series Z Preferred Units will be redeemable at the holder’s request for cash at a redemption amount of $25 per unit. On January 13, 2022 and March 23, 2022, in connection with the NCI Transaction, the Operating Partnership issued an aggregate of 2,000,000 Series Z Preferred Units as partial consideration for the purchase. At March 31, 2024, the redeemable Series Z Preferred Units issued in connection with the NCI Transaction are recorded as temporary equity and reflected as Redeemable non-controlling interests on our Consolidated Condensed Balance Sheets.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at March 31, 2024 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$19,654	$—	$19,654
Onera Purchase Option	—	—	931	931

	Fair Value Measurements at December 31, 2023 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$13,958	$—	$13,958
Onera Purchase Option	$—	$—	$931	$931

The Onera Purchase Option does not have a readily determinable fair value. The fair value was estimated using the Black-Scholes model and was based on unobservable inputs for which there is little or no market information available. As such, we were required to develop assumptions to determine the fair value of the Onera Purchase Option as follows (dollars in thousands):

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Franchise Agreements

All of our lodging properties (with the exception of the Onera Joint Venture property and the Nordic Lodge - Steamboat Springs, CO) operate under franchise agreements with major hotel franchisors. The initial terms of our franchise agreements generally range from 10 to 30 years with various extension provisions. Each franchisor receives franchise fees ranging from 3% to 6% of each lodging property’s room revenue, and some agreements require that we pay marketing fees of up to 4% of room revenue. In addition, some of these franchise agreements require that we deposit into a reserve fund for capital expenditures up to 5% of the lodging property's gross room revenue to ensure that we comply with the franchisor's standards and requirements. We also pay fees to our franchisors for services related to reservation and information systems. We expensed fees related to our franchise agreements of $13.4 million and $13.0 million for the three months ended March 31, 2024 and 2023, respectively.

Management Agreements

Our lodging properties operate pursuant to management agreements with various professional third-party management companies. The remaining terms of our management agreements range from month-to-month to 14 years and have various extension provisions. Each management company receives a base management fee, which is a percentage of total lodging property revenues. In some cases, there are also monthly fees for certain services, such as accounting and shared services, based on the number of guestrooms. Generally, there are also incentive fees payable to our property managers based on attaining certain financial thresholds at their lodging properties under management. Management fee expenses were $4.9 million and $4.8 million for the three months ended March 31, 2024 and 2023, respectively.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business. There are currently no pending legal actions that we believe would have a material effect on our consolidated financial position or results of operations.

NOTE 12 - EQUITY-BASED COMPENSATION

Our currently outstanding equity-based awards were issued under the Summit Hotel Properties, Inc. 2011 Equity Incentive Plan, as amended and restated effective May 13, 2021 (the "Equity Plan"), which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based awards or incentive awards. Stock options granted may be either incentive stock options or non-qualified stock options. Vesting terms may vary with each grant. At March 31, 2024, we only have outstanding restricted stock awards. All of our outstanding equity-based awards are classified as equity awards.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock award activity under our Equity Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2023	861,713	$8.79	$5,791
Granted	548,138	6.56
Vested	(297,460)	9.13
Non-vested at March 31, 2024	1,112,391	$7.60	$7,242

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

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under the Equity Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2023	1,056,272	$11.93	$7,098
Granted	507,406	7.40
Forfeited	(323,930)	14.05
Non-vested at March 31, 2024	1,239,748	$10.99	$8,071

(1)    The amounts included in this column represent the expected future value of the performance-based restricted stock awards calculated using the Monte Carlo simulation valuation model.

Our performance-based restricted stock awards are market-based awards and are accounted for based on the fair value of our Common Stock on the grant date. The fair value of the performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model. These awards cliff vest on the third anniversary of the grants based on our total shareholder return relative to the total shareholder return of companies within the Dow Jones U.S. Hotels Index (the "Index") at the end of the period or upon a change in control. The awards generally require continuous service during the measurement period and are subject to the other conditions described in the Equity Plan or award document.

The number of shares the executive officers may earn under these awards range from zero shares to twice the number of shares granted based on our percentile ranking within the Index at the end of the measurement period. In addition, a portion of the performance-based shares may be earned based on the Company's absolute total shareholder return calculated during the performance period.

The holders of these awards have the right to vote their unvested restricted shares of Common Stock and any dividends declared accrue and will be subject to the same vesting conditions as the performance awards. Further, if additional shares are earned based on our percentile ranking within the index, dividend payments will be paid as if the additional shares had been held throughout the measurement period.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate general and administrative expenses in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Time-based restricted stock	$870	$690
Performance-based restricted stock	978	778
	$1,848	$1,468

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to forfeitures of time-based restricted stock.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $14.4 million at March 31, 2024 and will be recorded as follows (in thousands):

	Total	2024	2025	2026	2027
Time-based restricted stock	$6,803	$2,647	$2,531	$1,405	$220
Performance-based restricted stock	7,606	2,961	2,904	1,512	229
	$14,409	$5,608	$5,435	$2,917	$449

NOTE 13 - INCOME TAXES

We have elected to be taxed as a REIT. As a REIT, we are generally not subject to corporate-level income taxes on taxable income we distribute to our stockholders.

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

We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. Certain of our TRS Lessees have incurred operating losses in the past and the realizability of our deferred tax assets as of March 31, 2024 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all our deferred tax assets at March 31, 2024.

The Company recorded an income tax expense of $0.2 million and an income tax benefit of $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. In general, we are not subject to tax examinations by tax authorities for years before 2018. In the normal course of business, we are subject to examination by federal, state, and local jurisdictions where applicable. We had no unrecognized tax benefits at March 31, 2024. We expect no significant increase or decrease in unrecognized tax benefits due to changes in tax positions within the next year.

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

Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2024	2023
Cash payments for interest	$24,142	$21,436
Insurance premium financing	$—	$10,877
Accrued acquisitions and improvements to lodging properties	$8,685	$5,384
Cash payments for income taxes, net of refunds	$41	$110
Accrued and unpaid dividends	$213	$—

NOTE 15 - SUBSEQUENT EVENTS

Dividends

On May 1, 2024, our Board of Directors declared quarterly cash dividends and distributions of $0.08 per share on our Common Stock and per Common Unit of the Operating Partnership and cash dividends of $0.390625 per share of 6.25% Series E Cumulative Redeemable Preferred Stock and $0.3671875 per share of 5.875% Series F Cumulative Redeemable Preferred Stock. The Board of Directors also declared on behalf of the Operating Partnership, a cash distribution of $0.328125 per share of the Operating Partnership's unregistered 5.25% Series Z Cumulative Perpetual Preferred Units. The dividends and distributions are payable on May 31, 2024 to holders of record as of May 17, 2024.

Disposition of Lodging Properties

During the first quarter of 2024, we entered into a purchase and sale agreement with a single buyer to sell the 202-guestroom Courtyard by Marriott and the 208-guestroom SpringHill Suites, both located in New Orleans, LA for an aggregate selling price of $73.0 million. We closed on the sale of these properties on April 17, 2024 in accordance with the expected terms of the transaction. Net proceeds from the sale were used to repay the outstanding $55.0 million balance on our $400 million Revolver subsequent to quarter end.

During the first quarter of 2024, we entered into a purchase and sale agreement to sell the 119-guestroom Hilton Garden Inn - Bryan (College Station), TX for $11.0 million. We closed on the sale of this property on April 25, 2024 in accordance with the terms of the transaction. Net proceeds from the sale were used to repay $6.0 million of the GIC Joint Venture Term Loan subsequent to quarter end.

PART I - FINANCIAL INFORMATION

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2023, and our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Unless stated otherwise or the context otherwise requires, references in this report to “we,” “our,” “us,” “our company” or “the company” mean Summit Hotel Properties, Inc. and its consolidated subsidiaries.

Cautionary Statement about Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “forecast,” “project,” “potential,” “continue,” “likely,” “will,” “would” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•global, national, regional and local economic and geopolitical conditions and events, including wars or potential hostilities, such as terrorist attacks, that may affect business transient, group and other travel or consumer behavior;
•macroeconomic conditions related to, and our ability to manage, inflationary pressures for labor, commodities, and other costs of our business;
•consumer purchasing power and overall behavior, or a potential recessionary environment, which could adversely affect our costs, liquidity, consumer confidence, and demand for travel and lodging;
•levels of spending for business and leisure travel;
•adverse changes in occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) and other lodging property operating metrics;
•potential changes in operations as a result of new regulations or changes in brand standards;
•financing risks, including the risk of leverage and the corresponding risk of default on our existing indebtedness and potential inability to refinance or extend the maturities of our existing indebtedness;
•effects of infectious disease outbreaks or pandemics;
•default by borrowers to which we lend;
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
•current and future changes to the IRC;
•our ability to continue to effectively manage our Environmental, Social and Governance program to achieve expected social, environment and governance objectives and goals; and
•the other factors discussed under the heading "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Overview

Summit Hotel Properties, Inc. is a self-managed lodging property investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. Our lodging properties are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership, Summit Hotel OP, LP (the “Operating Partnership”). Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At March 31, 2024, we owned, directly and indirectly, approximately 87% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding 6.25% Series E and 5.875% Series F preferred units of limited partnership interest. NewcrestImage Image Holdings, LLC owns all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units (liquidation preference $25 per unit) of the Operating Partnership ("Series Z Preferred Units"), which was issued as part of the NCI Transaction (as defined in Note 4 -Debt to the accompanying Condensed Consolidated Financial Statements). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as "Preferred Units."

At March 31, 2024, our portfolio consisted of 99 lodging properties with a total of 14,785 guestrooms located in 24 states. We own our lodging properties in fee simple, except for seven lodging properties which are subject to ground leases or subleases. As of March 31, 2024, we own 100% of the outstanding equity interests in 56 of our 99 lodging properties. We own a 51% controlling interest in 40 lodging properties through a joint venture that was formed in July 2019 with USFI G-Peak, Ltd. ("GIC"), a private limited company incorporated in the Republic of Singapore (the “GIC Joint Venture”). We also own 90% equity interests in two separate joint ventures (the "Brickell Joint Venture" and the "Onera Joint Venture"). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

Our hotel properties primarily operate under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”) and InterContinental® Hotels Group (“IHG”). We own one glamping property that operates under the independent brand of Onera Escapes ("Onera"), and the Nordic Lodge in Steamboat, CO that we acquired in June 2023, which is an independent property.

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

Management Company	Number of Properties	Number of Guestrooms
Affiliates of Aimbridge Hospitality	60	8,969
OTO Development, LLC	12	1,765
Stonebridge Realty Advisors, Inc. and affiliates	8	1,143
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	6	973
Crestline Hotels & Resorts, LLC	5	617
White Lodging Services Corporation	2	453
Hersha Hospitality Management	2	338
Concord Hospitality Enterprises	2	264
InterContinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Blink Data Services, LLC	1	11
Total	99	14,785

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

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of lodging demand, and therefore hotel revenues, include changes in gross domestic product, corporate profits, capital investments, and employment. From a cost perspective, elevated inflation has been pervasive since 2022, increasing the cost of salaries, wages, supplies, material, freight, insurance and energy. Higher costs from broad inflationary pressures have been partially offset by lodging price increases. While growth rates have decelerated, inflation is still increasing faster than historical norms, which may continue in 2024.

During the three months ended March 31, 2024, we experienced continued revenue growth driven increasingly by strong group travel and improvements in business transient demand, in addition to continued strength in leisure travel. Strong room night demand coupled with minimal forecasted growth in supply over the next several years positions the industry for continued growth.

Our Lodging Property Portfolio

According to current chain scales as defined by Smith Travel Research, Inc., as of March 31, 2024, six of our lodging properties with a total of 953 guestrooms are categorized as Upper-upscale hotels, 77 of our hotel properties with a total of 11,776 guestrooms are categorized as Upscale hotels and 14 of our lodging properties with a total of 1,998 guestrooms are categorized as Upper-midscale hotels. We have one lodging asset that is an 11-unit glamping property, and one 47-unit independent lodging property. Lodging property information as of March 31, 2024 is as follows:

Franchise/Brand	Number of Lodging Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	17	3,049
Residence Inn by Marriott	16	2,256
AC Hotel by Marriott	6	1,026
SpringHill Suites by Marriott	7	983
TownePlace Suites	2	225
Marriott	1	165
Fairfield Inn & Suites by Marriott	1	140
Element by Marriott	1	108
Four Points by Sheraton	1	101
Total Marriott	52	8,053
Hilton
Hilton Garden Inn	8	1,194
Hampton Inn & Suites	8	1,162
Homewood Suites	3	369
Embassy Suites	2	346
Canopy Hotel	2	326
DoubleTree by Hilton	1	210
Total Hilton	24	3,607
Hyatt
Hyatt Place	13	1,893
Hyatt House	3	466
Total Hyatt	16	2,359
IHG
Holiday Inn Express & Suites	3	471
Staybridge Suites	1	121
Hotel Indigo	1	116
Total IHG	5	708
Independent
Nordic Lodge	1	47
Onera	1	11
Total Independent	2	58
Total	99	14,785

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

See "Note 3 - Investments in Lodging Property, net" to the Condensed Consolidated Financial Statements for further information related to lodging property acquisitions and dispositions.

Comparison of the Three Months Ended March 31, 2024 with the Three Months Ended March 31, 2023

The following table contains key operating metrics for our total portfolio for the three months ended March 31, 2024 compared with the three months ended March 31, 2023 (dollars in thousands, except ADR and RevPAR):

	Three Months Ended March 31,
	2024		2023		Dollar Change		Percentage Change
	Total Portfolio (99 properties)	Same-Store Portfolio (97 properties)	Total Portfolio (103 properties)	Same-Store Portfolio (97 properties)	Total Portfolio (99/103 properties)	Same-Store Portfolio (97 properties)	Total Portfolio (99/103 properties)	Same-Store Portfolio (97 properties)
Revenues:
Room	$167,431	$163,874	$163,089	$159,379	$4,342	$4,495	2.7%	2.8%
Food and beverage	10,833	10,823	10,630	10,506	203	317	1.9%	3.0%
Other	9,878	9,799	8,664	8,620	1,214	1,179	14.0%	13.7%
Total	$188,142	$184,496	$182,383	$178,505	$5,759	$5,991	3.2%	3.4%

Expenses:
Room	$35,973	$35,286	$35,909	$34,406	$64	$880	0.2%	2.6%
Food and beverage	8,202	8,186	7,955	7,785	247	401	3.1%	5.2%
Other lodging property operating expenses	56,261	55,353	56,125	54,261	136	1,092	0.2%	2.0%
Total	$100,436	$98,825	$99,989	$96,452	$447	$2,373	0.4%	2.5%

Operational Statistics:
Occupancy	71.8%	71.7%	68.9%	69.5%	n/a	n/a	4.2%	3.1%
ADR	$172.70	$171.91	$171.63	$174.25	$1.07	$(2.34)	0.6%	(1.3)%
RevPAR	$123.92	$123.19	$118.18	$121.15	$5.74	$2.04	4.9%	1.7%

Changes from the three months ended March 31, 2024 compared with the three months ended March 31, 2023 were due to the following:

•Revenues and RevPAR. The increase in total revenues and RevPAR for our total and same-store portfolios during the three months ended March 31, 2024 compared with the three months ended March 31, 2023 was due to improving business transient and group demand, continued strength in leisure travel, as well as strong marketing and revenue management. The increase in total revenues and RevPAR for our total portfolio is also partially due to the net effect of the acquisitions of the Nordic Lodge - Steamboat Springs, CO and the Residence Inn - Scottsdale, AZ in June 2023, partially offset by the disposition of a portfolio of four properties in May 2023, the disposition of the Hyatt Place - Baltimore (Owings Mills), MD in December 2023, and the disposition of the Hyatt Place - Dallas (Plano), TX during the three months ended March 31, 2024. On a same store basis, the improvements in our business resulted in an increase of approximately 3.1% in occupancy, partially offset by a 1.3% decrease in average daily rate during the three months ended March 31, 2024, which resulted in a 1.7% increase in same-store RevPAR. For our total portfolio, we experienced an increase of approximately 4.2% in our occupancy and an increase of 0.6% in average daily rate during the three months ended March 31, 2024 in comparison to the three months ended March 31, 2023. This resulted in an increase in RevPAR of 4.9% over the same period in the prior year.

•Room Expenses. Room expenses for our total portfolio were essentially flat for the three months ended March 31, 2024 and 2023 as a result of strong expense management as well as the net effect of transactions during the period, which included the acquisitions of the Nordic Lodge - Steamboat Springs, CO and the Residence Inn - Scottsdale, AZ in June 2023, partially offset by the disposition of a portfolio of four properties in May 2023, the disposition of the Hyatt Place - Baltimore (Owings Mills), MD in December 2023, and the sale of the Hyatt Place - Dallas (Plano), TX during the three months ended March 31, 2024. Room expenses for our same-store portfolio increased less than the increase in same-store portfolio revenue despite higher occupancy during the three months ended March 31, 2024 as a result of strong expense management.

•Food and Beverage Revenues and Expenses. Total portfolio and same-store Food and beverage revenues increased during the three months ended March 31, 2024 as a result of an increase in occupancy across our portfolio and an increase in group-related catering. The increases in total portfolio and same-store Food and beverage revenues were partially offset by the disposition of a portfolio of four properties in May 2023 and the sale of the Hyatt Place - Dallas (Plano), TX during the three months ended March 31, 2024.

•Other Revenues and Other Lodging Property Operating Expenses. The increase in Other revenues for the total portfolio and same-store resulted from miscellaneous revenues, such as cancellation fees and marketplace purchases related to increased occupancy, an increase in parking and resort fees, and ancillary revenues driven by increased group demand. The increase in other lodging property operating expenses was attributable to increased marketing costs, labor costs, credit card commissions and other expenses resulting primarily from increased occupancy as compared with the same period of the prior year.

The following table is a comparison of other consolidated income and expenses (dollars in thousands).

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percentage Change
Property taxes, insurance and other	$14,285	$14,724	$(439)	(3.0)%
Management fees	4,897	4,805	92	1.9%
Depreciation and amortization	36,799	36,908	(109)	(0.3)%
Corporate general and administrative	8,311	8,005	306	3.8%
Interest expense	21,582	20,909	673	3.2%
Income tax expense (benefit)	217	(472)	689	nm1

¹ Not meaningful.

Changes from the three months ended March 31, 2024 compared with the three months ended March 31, 2023 were due to the following:

•Property Taxes, Insurance and Other. The decrease in Property taxes, insurance and other is primarily due to an increase in property tax refunds of $0.5 million as a result of successful appeal efforts to reduce property tax assessments, coupled with a reduction of state franchise tax accruals during the period of $0.5 million, partially offset by an increase in property and casualty insurance premiums of $0.4 million and a $0.1 million increase in variable lease expense.

•Management Fees. The increase in Management fees during the current period is consistent with the increase in room revenue for the three months ended March 31, 2024 compared with the same period of the prior year. Management fees increased during the current period due to the acquisitions of the Nordic Lodge - Steamboat, CO and the Residence Inn - Scottsdale, AZ in June 2023, partially offset by the disposition of the Hyatt Place - Dallas (Plano), TX during the three months ended March 31, 2024 and a re-negotiation of property management agreements with two of our properties managers in 2023 that resulted in lower property management fees.

•Depreciation and Amortization. Depreciation and amortization remained consistent between the three months ended March 31, 2024 and 2023, which is the net result of acquisitions of the of the Nordic Lodge - Steamboat Springs, CO and the Residence Inn - Scottsdale, AZ in June 2023, and capital expenditures on our lodging properties over the prior twelve months, offset by the reclassification of four hotel properties to Assets Held for Sale on December 31, 2023, which suspended depreciation expense during the first quarter of 2024, disposition of a portfolio of four properties in May 2023, the disposition of the Hyatt Place - Baltimore (Owings Mills), MD in December 2023, and the sale of the Hyatt Place - Dallas (Plano), TX during the three months ended March 31, 2024.

•Corporate General and Administrative. The increase in Corporate general and administrative expenses is primarily due to an increase in non-cash stock compensation expense during the three months ended March 31, 2024 compared with the three months ended March 31, 2023.

•Interest Expense. Interest expense increased during the three months ended March 31, 2024 due to higher base rates on our floating rate debt that is not hedged in comparison with the three months ended March 31, 2023, partially offset by lower interest incurred during the three months ended March 31, 2024 due to lower average outstanding debt for the current period compared with the same period of the prior year.

•Income Tax Expense (Benefit). Income taxes in interim quarters are based on an estimated annual effective tax rate. The Company recorded $0.2 million in income tax expense for the three months ended March 31, 2024, which represents a $0.7 increase from the three months ended March 31, 2023. Seasonality in quarterly net income (loss), and changes in the forecasted earnings causes variability in income taxes recorded in each quarter.

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

FFO and AFFO

As defined by the National Association of Real Estate Investment Trusts ("Nareit"), FFO represents net income or loss (computed in accordance with GAAP), excluding preferred dividends, gains (or losses) from sales of real property, impairment losses on real estate assets, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization related to real estate assets, and adjustments for unconsolidated partnerships, and joint ventures. AFFO represents FFO excluding amortization of deferred financing costs, franchise fees, equity-based compensation expense, debt transaction costs, premiums on redemption of preferred shares, losses from net casualties, non-cash lease expense, non-cash interest income and non-cash income tax related adjustments to our deferred tax assets. Unless otherwise indicated, we present FFO and AFFO applicable to our Common Stock and Common Units. We present FFO and AFFO because we consider FFO and AFFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and AFFO when reporting their results. FFO and AFFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and AFFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and AFFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our computation of FFO differs slightly from the computation of Nareit-defined FFO related to the reporting of corporate depreciation and amortization expense, which is de minimus. Our computation of FFO may also differ from the methodology for calculating FFO used by other equity REITs and, accordingly, may not be comparable to such other REITs. FFO and AFFO should not be considered as alternatives to net income (loss) (computed in accordance with GAAP), as an indicator of our liquidity, nor are they indicative of funds available to meet our cash needs, including our ability to pay dividends or make distributions. Where indicated in this Quarterly Report on Form 10-Q, FFO is based on our computation of FFO and not the computation of Nareit-defined FFO unless otherwise noted.

The following is an unaudited reconciliation of our net income (loss), determined in accordance with GAAP, to FFO and AFFO (in thousands, except per share/unit amounts):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$2,833	$(1,970)
Preferred dividends	(3,970)	(3,970)
Distributions to and accretion of redeemable non-controlling interests	(657)	(657)
(Income) loss related to non-controlling interests in consolidated joint ventures	(638)	680
Net loss applicable to Common Stock and Common Units	(2,432)	(5,917)
Real estate-related depreciation	35,603	35,727
(Gain) loss on disposal of assets and other dispositions, net	(75)	48	(3)
Adjustments related to non-controlling interests in consolidated joint ventures	(7,608)	(7,782)
FFO applicable to Common Stock and Common Units	25,488	22,076
Recoveries of credit losses	—	(250)
Amortization of debt issuance costs	1,619	1,399
Amortization of franchise fees	164	142
Amortization of intangible assets, net	911	903
Equity-based compensation	1,848	1,468
Debt transaction costs	564	87
Non-cash interest income, net	(133)	(130)
Non-cash lease expense, net	73	133
Casualty (gains) losses, net	(274)	536
Deferred income tax (benefit) expense	(3)	63
Other non-cash items, net	312	711
Adjustments related to non-controlling interests in consolidated joint ventures	(573)	(878)
AFFO applicable to Common Stock and Common Units	$29,996	$26,260
FFO per share of Common Stock and Common Units	$0.21	$0.18
AFFO per share of Common Stock and Common Units	$0.24	$0.22
Weighted-average diluted shares of Common Stock and Common Units:
FFO(1) and AFFO (1) (2)	122,599	122,010
(1)    The weighted-average diluted shares of Common Stock and Common Units used to calculate FFO and AFFO per share of Common Stock and Common Units for the three months ended March 31, 2024 and 2023 includes the dilutive effect of our outstanding restricted stock awards. These shares were excluded from our weighted-average shares outstanding used to calculate net loss per share because they would have been antidilutive. The weighted-average shares of Common Stock and Common Units used to calculate FFO and AFFO per share of Common Stock and Common Units for the three months ended March 31, 2024 and 2023 exclude the potential dilution related to our Convertible Notes as we intend to settle the principal value of the Convertible Notes in cash.

(2)    AFFO applicable to Common Stock and Common Units for the three months ended March 31, 2024 and 2023 has not been adjusted for interest related to our Convertible Notes for purposes of calculating AFFO per share of Common Stock and Common Units because we intend to settle the principal portion of the Convertible Notes in cash and we did not include in the denominator of our calculation of AFFO per share of Common Stock and Common Units the potential dilutive effect of shares that would be issued if the principal portion of the Convertible Notes were converted into shares of our Common Stock.

(3)    Loss on disposal of assets and other dispositions, net for the three months ended March 31, 2023 is recorded in Other income (loss) in our Condensed Consolidated Statement of Operations due to the nominal amount.

The following is an unaudited reconciliation of weighted-average diluted shares of Common Stock to non-GAAP weighted-average diluted shares of Common Stock and Common Units for FFO and AFFO (in thousands):

	Three Months Ended March 31,
	2024	2023
Weighted-average shares of Common Stock outstanding	105,720	105,312
Dilutive effect of unvested restricted stock awards	223	138
Dilutive effect of shares of Common Stock issuable upon conversion of convertible debt	25,278	24,324
Adjusted weighted diluted shares of Common Stock	131,221	129,774

Non-GAAP adjustment for dilutive effects of Common Units	15,951	15,977
Non-GAAP adjustment for dilutive effects of restricted stock awards	705	583
Non-GAAP adjustment for dilutive effect of shares of Common Stock issuable upon conversion of convertible debt	(25,278)	(24,324)
Non-GAAP weighted diluted share of Common Stock and Common Units	122,599	122,010

AFFO applicable to shares of Common Stock and Common Units increased by $3.7 million for the three months ended March 31, 2024 in comparison with the three months ended March 31, 2023 primarily as a result of the improvement in our business that was primarily driven by improving demand for business transient and group travel and continued strength in leisure travel, and the acquisitions of the Nordic Lodge - Steamboat Springs, CO and the Residence Inn Scottsdale, AZ, in June 2023, partially offset by the sale of a portfolio of four properties in May 2023, the disposition of the Hyatt Place - Baltimore (Owings Mills), MD in December 2023 and the sale of the Hyatt Place - Dallas (Plano), TX during the three months ended March 31, 2024.

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

The following is an unaudited reconciliation of our net income (loss), determined in accordance with GAAP, to EBITDA, EBITDAre and Adjusted EBITDAre, (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$2,833	$(1,970)
Depreciation and amortization	36,799	36,908
Interest expense	21,582	20,909
Interest income on cash deposits	(157)	(83)
Income tax expense (benefit)	217	(472)
EBITDA	61,274	55,292
(Gain) loss on disposal of assets and other dispositions, net	(75)	48	(1)
EBITDAre	61,199	55,340
Recoveries of credit losses	—	(250)
Amortization of key money liabilities	(121)	(136)
Equity-based compensation	1,848	1,468
Debt transaction costs	564	87
Non-cash interest income, net	(133)	(130)
Non-cash lease expense, net	73	133
Casualty (gains) losses, net	(274)	536
(Income) loss related to non-controlling interests in consolidated joint ventures	(638)	680
Other non-cash items, net	312	711
Adjustments related to non-controlling interests in consolidated joint ventures	(14,029)	(14,012)
Adjusted EBITDAre	$48,801	$44,427

(1)    Loss on disposal of assets and other dispositions, net for the three months ended March 31, 2023 is recorded in Other income (loss) in our Condensed Consolidated Statement of Operations due to the nominal amount.

The increase in Adjusted EBITDAre for the three months ended March 31, 2024 in comparison with the three months ended March 31, 2023 is primarily a result of the improvement in our business that was primarily driven by improving demand for business transient and group travel and continued strength in leisure travel, and the acquisitions of the Nordic Lodge - Steamboat Springs, CO and the Residence Inn Scottsdale, AZ, in June 2023 partially offset by the sale of a portfolio of four properties in May 2023, the disposition of the Hyatt Place - Baltimore (Owings Mills), MD in December 2023 and the sale of the Hyatt Place - Dallas (Plano), TX during the three months ended March 31, 2024.

Liquidity and Capital Resources

Our short-term cash obligations consist primarily of operating expenses and other expenditures directly associated with our lodging properties, recurring maintenance and capital expenditures necessary to maintain our lodging properties in accordance with internal and brand standards, capital expenditures to improve our lodging properties, interest payments, settlement of interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, our joint venture acquisitions and capital requirements, contractual lease payments, corporate overhead, and dividends and distributions to our stockholders and unitholders when declared and paid. Our corporate overhead primarily consists of employee compensation expenses, professional fees, corporate insurance and rent expenses. Cash requirements for our corporate overhead expenses (excluding non-cash equity-based compensation), which are generally paid from operating cash flows, were $6.5 million for each of the three months ended March 31, 2024 and 2023. We generally expect our corporate overhead expenses to remain consistent with the level of our operating activities and market conditions for goods and services.

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

Outstanding Indebtedness

At March 31, 2024, we had $55.0 million of outstanding borrowings under our $400 Million Revolver, $200.0 million outstanding on our $200 Million Term Loan, and $200.0 million outstanding on our 2024 Term Loan (each of such credit facilities are defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements). Each of the credit facilities was supported by the 52 lodging properties included in the credit facility borrowing base. We also had $287.5 million of Convertible Notes outstanding. In April 2024, we repaid the $55.0 million outstanding balance on our $400 Million Revolver from the net proceeds of the sale of a portfolio of two lodging properties in New Orleans, LA.

For more information concerning the 2023 Senior Credit and Term Loan Facility, see "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements.

At March 31, 2024, the GIC Joint Venture had $200.0 million outstanding under the GIC Joint Venture Credit Facility (defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements), which included borrowings of $75.0 million on its $75 Million Term Loan and $125.0 million on its $125 Million Revolver. The GIC Joint Venture Credit Facility is secured primarily by a first priority pledge of the equity interests in the subsidiaries that own the 13-lodging property borrowing base assets, and the related TRS entities, which wholly own the TRS Lessees. See "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements for additional information.

Our outstanding indebtedness requires us to comply with various financial and other covenants. At March 31, 2024, we and our GIC Joint Venture are in compliance with all loan covenants. However, a lender has asserted that we are in technical default under a mortgage loan. We believe that the lender's assertion of default is without merit. See "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements related to our financing arrangements.

To complete the NCI Transaction during the first quarter of 2022, the GIC Joint Venture entered into the $410.0 million GIC Joint Venture Term Loan secured by the 27 lodging properties and two parking garages acquired in the transaction and assumed a Property Assessed Clean Energy ("PACE") loan totaling $6.5 million. The outstanding balance of the PACE loan is $6.0 million at March 31, 2024. See "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements.

Additionally, the GIC Joint Venture has a mortgage loan outstanding totaling $12.7 million at March 31, 2024 related to the acquisition of the Embassy Suites in Tucson, AZ in December 2021.

In June 2022, the Brickell Joint Venture, as borrower, and the Operating Partnership, as the non-recourse guarantor, entered into a $47.0 million mortgage loan and non-recourse guaranty with City National Bank of Florida ("City National Bank") to finance the dual-branded 264-guestroom AC/Element Hotel. The balance of the mortgage loan is $47.0 million at March 31, 2024. See "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements.

As of March 31, 2024, we have scheduled debt principal amortization payments during the next twelve months totaling $16.4 million. Currently, we have the capacity to pay these scheduled principal payments using cash on hand or draws under our $400 Million Revolver.

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

Our outstanding indebtedness requires us to comply with various financial and other covenants. At March 31, 2024, we and our GIC Joint Venture are in compliance with all loan covenants.

A summary of our gross debt at March 31, 2024 is as follows (dollars in thousands):

Lender	Interest Rate	Initial Maturity Date	Fully Extended Maturity Date	Number of Encumbered Properties	Principal Amount Outstanding
OPERATING PARTNERSHIP DEBT:
2023 Senior Credit and Term Loan Facility
Bank of America, NA
$400 Million Revolver (1)	7.38% Variable	6/21/2027	6/21/2028	n/a	$55,000
$200 Million Term Loan (1)	7.33% Variable	6/21/2026	6/21/2028	n/a	200,000
Total Senior Credit and Term Loan Facility					255,000

Term Loans
Regions Bank Term Loan (1)	7.32% Variable	2/26/2027	2/26/2029	n/a	200,000

Convertible Notes	1.50% Fixed	2/15/2026	2/15/2026	n/a	287,500

Secured Mortgage Indebtedness
MetaBank	4.44% Fixed	7/1/2027	7/1/2027	3	42,400
Bank of the Cascades(2)	7.32% Variable	12/19/2024	12/19/2024	1	7,358
	4.30% Fixed	12/19/2024	12/19/2024		7,358
Total Mortgage Loans				4	57,116
					799,616

JOINT VENTURE DEBT:
Brickell Joint Venture Mortgage Loan
City National Bank of Florida	8.32% Variable	6/9/2025	6/9/2025	2	47,000

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver (3)	7.58% Variable	9/15/2027	9/15/2028	n/a	125,000
$75 Million Term Loan (3)	7.53% Variable	9/15/2027	9/15/2028	n/a	75,000
Bank of America, N.A. (4)	8.19% Variable	1/13/2026	1/13/2027	n/a	402,021
Wells Fargo	4.99% Fixed	6/6/2028	6/6/2028	1	12,720
PACE loan	6.10% Fixed	7/31/2040	7/31/2040	1	5,992
Total GIC Joint Venture Credit Facility and Term Loans				2	620,733
Total Joint Venture Debt				4	667,733
Total Debt				8	$1,467,349

(1) The 2023 Senior Credit and Term Loan Facility is supported by a borrowing base of 52 unencumbered hotel properties.
(2) The Bank of Cascades mortgage loan is comprised of two promissory notes that are secured by the same collateral and cross-defaulted.
(3) The $125 Million Revolver and the $75 Million Term Loan are secured by pledges of the equity in the entities and affiliated entities that own 13 lodging properties. Each individually can be extended for a single twelve-month period through September 2028 at the option of the GIC Joint Venture, subject to certain conditions.
(4) The GIC Joint Venture Term Loan is secured by pledges of the equity in the entities (and affiliated entities) that own 26 lodging properties.

We are exposed to interest rate risk through our variable-rate debt. We manage this risk primarily by managing the amount, sources, and duration of our debt funding and through the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage our exposure to known or expected cash payments related to our variable-rate debt.

In January 2024, subsidiaries of the GIC Joint Venture that are the borrowers under the GIC Joint Venture Term Loan entered into a $100.0 million interest rate swap to fix one-month term SOFR until January 2026. The interest rate swap has an effective date of October 1, 2024 and a termination date of January 13, 2026. Pursuant to the interest rate swap, we will pay a fixed rate of 3.77% and receive the one-month term SOFR floating rate index.

During the three months ended March 31, 2024, the fair value of our interest rate swaps increased $5.7 million due to a change in interest rate expectations. Each interest rate swap fixes the interest rates on portions of our variable interest rate indebtedness and converts SOFR from a floating rate to average fixed rates ranging from 2.56% to 3.77%.

Capital Expenditures

During the three months ended March 31, 2024, we funded $18.1 million in capital expenditures ($15.3 million on a pro rata basis) at our lodging properties. We anticipate spending approximately $65.0 million to $85.0 million on capital expenditures on a pro rata basis during 2024. We expect to fund these expenditures through a combination of cash flows from operations and borrowings under our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flows

Unaudited cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Net cash provided by operating activities	$28,150	$32,006	$(3,856)
Net cash used in investing activities	(9,986)	(25,408)	15,422
Net cash provided by financing activities	6,419	3,425	2,994
Net change in cash, cash equivalents and restricted cash	$24,583	$10,023	$14,560

Changes from the three months ended March 31, 2024 compared with the three months ended March 31, 2023 were due to the following:

•Cash provided by operating activities. Cash provided by operating activities for the three months ended March 31, 2024 was the result of net income of $43.5 million, after adjusting for non-cash items such as depreciation and amortization and equity-based compensation, and a net increase in working capital of $15.4 million. Cash provided by operating activities for the three months ended March 31, 2023 was the result of net income of $37.8 million, after adjusting for non-cash items such as depreciation and amortization and equity-based compensation, and a net increase in working capital of $5.8 million. The change in working capital for the first quarter of 2024 was primarily due to prepayment in full of insurance premiums during the period totaling approximately $10.7 million.

•Cash used in investing activities. The decrease in cash used in investing activities was primarily due to the net effect of capital expenditures related to hotel property renovations during each period, offset by the proceeds from the sale of the Hyatt Place - Dallas (Plano), TX during the first quarter of 2024.

•Cash provided by financing activities. Cash used in financing activities for the three months ended March 31, 2024 was primarily related to net borrowings on our line of credit of $55.0 million (net of repayments), partially offset by the payment of dividends and distributions of approximately $12.0 million, the payment of principal on our term loans of $33.5 million, financing costs of approximately $2.4 million related to the 2024 Term Loan and our $200 Million GIC Joint Venture Credit Facility (as defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements), and $0.8 million related to shares acquired for employee withholding requirements.

Cash provided by financing activities for the three months ended March 31, 2023 was primarily related to net borrowings on our line of credit of $15.0 million and the sale of preferred stock in our GIC Joint Venture of $1.4 million, offset by the payment of dividends of $9.5 million, principal payments of term debt of $0.7 million, financing costs of $0.6 million, distributions to our joint venture partners of $0.8 million, and $1.3 million related to shares acquired for employee withholding requirements.

Critical Accounting Policies

For critical accounting policies, see "Note 2 - Basis of Presentation and Significant Accounting Policies" to the accompanying Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2023.

Cybersecurity

The hospitality industry and certain of the major brand and franchise companies have in the past experienced cybersecurity breaches. We are not aware of any material cybersecurity losses at any of our properties. Cybersecurity risks at our lodging properties are managed through our franchisors and property management companies. An important part of our cybersecurity risk mitigation efforts includes maintaining cybersecurity insurance and indemnifications in certain of our property management agreements. Our board of directors, primarily through the audit committee, oversees management's approach to managing cybersecurity risks.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business strategies, the primary market risk to which we are exposed is interest rate risk. As of July 1, 2023, all of our outstanding loans are now indexed to SOFR. Therefore, our primary interest rate exposure is to SOFR. We primarily use derivative financial instruments to manage interest rate risk.

At March 31, 2024, we were party to seven interest rate derivative agreements, of which six were in effect, pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

Contract date	Effective Date	Expiration Date	Average Annual Effective Fixed Rate	Notional Amount
Operating Partnership:
June 11, 2018	September 28, 2018	September 30, 2024	2.86%	$75,000
June 11, 2018	December 31, 2018	December 31, 2025	2.92%	125,000
July 26, 2022	January 31, 2023	January 31, 2027	2.60%	100,000
July 26, 2022	January 31, 2023	January 31, 2029	2.56%	100,000
Total Operating Partnership				400,000

GIC Joint Venture:
March 24, 2023	July 1, 2023	January 13, 2026	3.35%	100,000
March 24, 2023	July 1, 2023	January 13, 2026	3.35%	100,000
January 19, 2024	October 1, 2024	January 13, 2026	3.77%	100,000
Total GIC Joint Venture				300,000
Total				$700,000

At March 31, 2024, after giving effect to our interest rate derivative agreements, $956.0 million, or 65%, of our consolidated debt had fixed interest rates and $511.4 million, or 35%, had variable interest rates. At March 31, 2024, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 73% of our total pro rata indebtedness when taking into consideration interest rate swaps. In April 2024, after repayment of the outstanding $55.0 million balance of our $400 Million Revolver from the proceeds of the sale of a portfolio of two lodging properties in New Orleans, LA and a $6.0 million paydown to the GIC Joint Venture Term Loan from the proceeds of the sale of the Hilton Garden Inn - Bryan (College Station), TX, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 77% of our total pro rata indebtedness when taking into consideration interest rate swaps.

Taking into consideration our existing interest rate swaps an increase or decrease in interest rates of 1.0% would decrease or increase, respectively, our cash flows by approximately $5.1 million per year. See "Note 7 - Derivative Financial Instruments and Hedging" to the accompanying Condensed Consolidated Financial Statements for additional information.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced during the past few years. As of March 31, 2024, we have scheduled debt principal amortization payments during the next twelve months totaling $16.4 million.

In January 2024, subsidiaries of the GIC Joint Venture that are the borrowers under the GIC Joint Venture Term Loan entered into a $100.0 million interest rate swap to fix one-month term SOFR until January 2026. The interest rate swap has an effective date of October 1, 2024 and a termination date of January 13, 2026. Pursuant to the interest rate swap, we will pay a fixed rate of 3.77% and receive the one-month term SOFR floating rate index.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management team evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Item 1A.                                                Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

Not applicable.

Item 5.                                                         Other Information.

During the quarter ended March 31, 2024, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: May 1, 2024	By:	/s/ William H. Conkling
William H. Conkling Executive Vice President and Chief Financial Officer (principal financial officer)