Form 10-Q
period 2024-06-30
Summit Hotel Properties, Inc.
filed 2024-07-30
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of July 19, 2024, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 108,335,913.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments in lodging property, net	$2,702,038	$2,729,049
Investment in lodging property under development	3,955	1,451
Assets held for sale, net	9,715	73,740
Cash and cash equivalents	45,873	37,837
Restricted cash	6,766	9,931
Right-of-use assets, net	33,851	34,814
Trade receivables, net	27,967	21,348
Prepaid expenses and other	14,142	8,865
Deferred charges, net	6,357	6,659
Other assets	20,571	15,554
Total assets	$2,871,235	$2,939,248

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,345,492	$1,430,668
Lease liabilities, net	25,158	25,842
Accounts payable	6,637	4,827
Accrued expenses and other	84,412	81,215
Total liabilities	1,461,699	1,542,552

Commitments and contingencies (Note 11)	—	—

Redeemable non-controlling interests	50,219	50,219
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.25% Series E - 6,400,000 shares issued and outstanding at June 30, 2024 and December 31, 2023 (aggregate liquidation preference of $160,861 at June 30, 2024 and December 31, 2023, respectively)	64	64
5.875% Series F - 4,000,000 shares issued and outstanding at June 30, 2024 and December 31, 2023 (aggregate liquidation preference of $100,506 at June 30, 2024 and December 31, 2023, respectively)	40	40
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 108,276,243 and 107,593,373 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,083	1,076
Additional paid-in capital	1,242,436	1,238,896
Accumulated other comprehensive income	14,432	10,967
Accumulated deficit and distributions in excess of retained earnings	(326,108)	(339,848)
Total stockholders’ equity	931,947	911,195
Non-controlling interests	427,370	435,282
Total equity	1,359,317	1,346,477
Total liabilities, redeemable non-controlling interests and equity	$2,871,235	$2,939,248

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Room	$173,025	$174,181	$340,456	$337,270
Food and beverage	10,069	10,269	20,902	20,899
Other	10,809	10,043	20,687	18,707
Total revenues	193,903	194,493	382,045	376,876

Expenses:
Room	38,044	38,788	74,017	74,697
Food and beverage	7,639	8,040	15,841	15,995
Other lodging property operating expenses	57,470	57,829	113,731	113,954
Property taxes, insurance and other	13,287	14,215	27,572	28,939
Management fees	4,434	4,992	9,331	9,797
Depreciation and amortization	36,458	37,510	73,257	74,418
Corporate general and administrative	8,704	9,100	17,015	17,099
Transaction costs	—	260	—	266
Recovery of credit losses	—	—	—	(250)
Total expenses	166,036	170,734	330,764	334,915
Gain (loss) on disposal of assets, net	28,342	(320)	28,417	(320)
Operating income	56,209	23,439	79,698	41,641

Other income (expense):
Interest expense	(20,830)	(22,248)	(42,412)	(43,157)
Interest income	565	411	1,023	717
Gain on extinguishment of debt	3,000	—	3,000	—
Other income, net	2,129	79	2,814	38
Total other expense, net	(15,136)	(21,758)	(35,575)	(42,402)
Income (loss) from continuing operations before income taxes	41,073	1,681	44,123	(761)
Income tax expense (Note 13)	(2,375)	(791)	(2,592)	(319)
Net income (loss)	38,698	890	41,531	(1,080)
Less - (income) loss attributable to non-controlling interests	(3,224)	2,982	(3,546)	4,351
Net income attributable to Summit Hotel Properties, Inc. before preferred dividends	35,474	3,872	37,985	3,271
Less - Distributions to and accretion of redeemable non-controlling interests	(657)	(657)	(1,314)	(1,314)
Less - Preferred dividends	(3,968)	(3,968)	(7,938)	(7,938)
Net income (loss) attributable to common stockholders	$30,849	$(753)	$28,733	$(5,981)

Income (loss) per common share:
Basic	$0.29	$(0.01)	$0.27	$(0.06)
Diluted	$0.23	$(0.01)	$0.21	$(0.06)
Weighted-average common shares outstanding:
Basic	105,918	105,562	105,819	105,438
Diluted	149,451	105,562	149,112	105,438
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$38,698	$890	$41,531	$(1,080)
Other comprehensive income, net of tax:
Changes in fair value of derivative financial instruments	(563)	10,973	5,133	6,585
Comprehensive income	38,135	11,863	46,664	5,505
Comprehensive (income) loss attributable to non-controlling interests	(3,198)	(254)	(5,214)	1,235
Comprehensive income attributable to Summit Hotel Properties, Inc.	34,937	11,609	41,450	6,740
Distributions to and accretion on redeemable non-controlling interests	(657)	(657)	(1,314)	(1,314)
Preferred dividends and distributions	(3,968)	(3,968)	(7,938)	(7,938)
Comprehensive income (loss) attributable to common stockholders	$30,312	$6,984	$32,198	$(2,512)

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Three Months Ended June 30, 2024 and 2023
(Unaudited)
(In thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit and Distributions	Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at March 31, 2024	$50,219	10,400,000	$104	108,198,141	$1,082	$1,239,905	$14,969	$(348,302)	$907,758	$436,418	$1,344,176
Adjustment of redeemable non-controlling interests to redemption value	657	—	—	—	—	—	—	(657)	(657)	—	(657)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	146	146
Common stock redemption of common units	—	—	—	310	—	3	—	—	3	(3)	—
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(8,655)	(8,655)	(1,276)	(9,931)
Preferred dividends and distributions	(657)	—	—	—	—	—	—	(3,968)	(3,968)	(150)	(4,118)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(10,963)	(10,963)
Equity-based compensation	—	—	—	95,600	1	2,634	—	—	2,635	—	2,635
Shares of common stock acquired for employee withholding requirements	—	—	—	(17,808)	—	(106)	—	—	(106)	—	(106)
Other comprehensive loss	—	—	—	—	—	—	(537)	—	(537)	(26)	(563)
Net income	—	—	—	—	—	—	—	35,474	35,474	3,224	38,698
Balance at June 30, 2024	$50,219	10,400,000	$104	108,276,243	$1,083	$1,242,436	$14,432	$(326,108)	$931,947	$427,370	$1,359,317

Balance at March 31, 2023	$50,219	10,400,000	$104	107,469,863	$1,075	$1,232,457	$10,270	$(297,687)	$946,219	$446,428	$1,392,647
Adjustment of redeemable non-controlling interests to redemption value	657	—	—	—	—	—	—	(657)	(657)	—	(657)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	20,532	20,532
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(6,448)	(6,448)	(958)	(7,406)
Preferred dividends and distributions	(657)	—	—	—	—	—	—	(3,968)	(3,968)	(161)	(4,129)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(3,365)	(3,365)
Equity-based compensation	—	—	—	112,572	1	2,577	—	—	2,578	—	2,578
Shares of common stock acquired for employee withholding requirements	—	—	—	(12,697)	—	(87)	—	—	(87)	—	(87)
Other comprehensive income	—	—	—	—	—	—	7,737	—	7,737	3,236	10,973
Net income (loss)	—	—	—	—	—	—	—	3,872	3,872	(2,982)	890
Balance at June 30, 2023	$50,219	10,400,000	$104	107,569,738	$1,076	$1,234,947	$18,007	$(304,888)	$949,246	$462,730	$1,411,976

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Six Months Ended June 30, 2024 and 2023
(Unaudited)
(In thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit and Distributions	Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2023	$50,219	10,400,000	$104	107,593,373	$1,076	$1,238,896	$10,967	$(339,848)	$911,195	$435,282	$1,346,477
Adjustment of redeemable non-controlling interests to redemption value	1,314	—	—	—	—	—	—	(1,314)	(1,314)	—	(1,314)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	222	222
Common stock redemption of common units	—	—	—	310	—	3	—	—	3	(3)	—
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(14,993)	(14,993)	(2,232)	(17,225)
Preferred dividends and distributions	(1,314)	—	—	—	—	—	—	(7,938)	(7,938)	(150)	(8,088)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(10,963)	(10,963)
Equity-based compensation	—	—	—	827,214	8	4,475	—	—	4,483	—	4,483
Shares of common stock acquired for employee withholding requirements	—	—	—	(144,654)	(1)	(938)	—	—	(939)	—	(939)
Other comprehensive income	—	—	—	—	—	—	3,465	—	3,465	1,668	5,133
Net income	—	—	—	—	—	—	—	37,985	37,985	3,546	41,531
Balance at June 30, 2024	$50,219	10,400,000	$104	108,276,243	$1,083	$1,242,436	$14,432	$(326,108)	$931,947	$427,370	$1,359,317

Balance at December 31, 2022	$50,219	10,400,000	$104	106,901,576	$1,069	$1,232,302	$14,538	$(288,200)	$959,813	$448,137	$1,407,950
Adjustment of redeemable non-controlling interests to redemption value	1,314	—	—	—	—	—	—	(1,314)	(1,314)	—	(1,314)
Sale of non-controlling interests in joint venture	—	—	—	—	—	—	—	—	—	1,353	1,353
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	20,532	20,532
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(10,707)	(10,707)	(1,597)	(12,304)
Preferred dividends and distributions	(1,314)	—	—	—	—	—	—	(7,938)	(7,938)	(161)	(8,099)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(4,155)	(4,155)
Equity-based compensation	—	—	—	848,942	8	4,038	—	—	4,046	—	4,046
Shares of common stock acquired for employee withholding requirements	—	—	—	(180,780)	(1)	(1,369)	—	—	(1,370)	—	(1,370)
Other comprehensive income	—	—	—	—	—	—	3,469	—	3,469	3,116	6,585
Other	—	—	—	—	—	(24)	—	—	(24)	(144)	(168)
Net income (loss)	—	—	—	—	—	—	—	3,271	3,271	(4,351)	(1,080)
Balance at June 30, 2023	$50,219	10,400,000	$104	107,569,738	$1,076	$1,234,947	$18,007	$(304,888)	$949,246	$462,730	$1,411,976

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc. Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$41,531	$(1,080)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	73,257	74,418
Amortization of debt issuance costs	3,240	2,785
Recovery of credit losses	—	(250)
Equity-based compensation	4,483	4,046
(Gain) loss on disposal of assets, net	(28,417)	320
Gain on extinguishment of debt	(3,000)	—
Non-cash interest income	(266)	(288)
Debt transaction costs	581	328
Other	6	513
Changes in operating assets and liabilities:
Trade receivables, net	(6,619)	(1,097)
Prepaid expenses and other	(5,255)	3,855
Accounts payable	(63)	(150)
Accrued expenses and other	(1,003)	(4,346)
NET CASH PROVIDED BY OPERATING ACTIVITIES	78,475	79,054
INVESTING ACTIVITIES
Acquisitions of lodging properties	—	(42,813)
Improvements to lodging properties	(39,007)	(42,889)
Investment in lodging property under development	(2,503)	—
Proceeds from asset dispositions, net	92,168	27,632
Funding of real estate loans	—	(2,917)
Repayments of real estate loans	—	257
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	50,658	(60,730)
FINANCING ACTIVITIES
Proceeds from borrowings on revolving line of credit	90,000	55,000
Repayments of revolving line of credit	(80,000)	(50,000)
Principal payments on debt	(93,497)	(1,187)
Proceeds from the sale of non-controlling interests	—	1,353
Dividends and distributions paid on common stock and common units	(17,181)	(12,247)
Preferred dividends and distributions paid	(9,402)	(9,413)
Contributions by non-controlling interests in joint venture	221	20,332
Distributions to joint venture partners	(10,963)	(4,155)
Financing fees, debt transaction costs and other issuance costs	(2,501)	(8,036)
Repurchase of shares of common stock for withholding requirements	(939)	(1,370)
NET CASH USED IN FINANCING ACTIVITIES	(124,262)	(9,723)
Net change in cash, cash equivalents and restricted cash	4,871	8,601
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	47,768	61,808
End of period	$52,639	$70,409

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEET TO THE AMOUNTS SHOWN IN THE STATEMENT OF CASH FLOWS ABOVE:
Cash and cash equivalents	$45,873	$58,456
Restricted cash	6,766	11,953
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$52,639	$70,409

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

We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. At June 30, 2024, our portfolio consisted of 96 lodging properties with a total of 14,256 guestrooms located in 24 states. At June 30, 2024, we own 100% of the outstanding equity interests in 54 of the 96 lodging properties. We own a 51% controlling interest in 39 lodging properties through a joint venture that was formed in July 2019 with USFI G-Peak, Ltd. ("GIC"), a private limited company incorporated in the Republic of Singapore (the "GIC Joint Venture"). We also own 90% equity interests in two separate joint ventures (the "Brickell Joint Venture" and the "Onera Joint Venture"). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

As of June 30, 2024, 86% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 91% were located within the top 100 MSAs, and over 99% of our guestrooms operate under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”), and InterContinental® Hotels Group (“IHG”).

Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At June 30, 2024, we owned, directly and indirectly, approximately 87% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding 6.25% Series E and 5.875% Series F preferred units of limited partnership interest. NewcrestImage (as defined in Note 5 - Debt to the Condensed Consolidated Financial Statements) owns all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units (liquidation preference $25 per unit) of the Operating Partnership ("Series Z Preferred Units"), as a result of the NCI Transaction (described in Note 5 - Debt to the Condensed Consolidated Financial Statements). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as "Preferred Units."

Pursuant to the Operating Partnership’s partnership agreement, we have full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership, including the ability to cause the Operating Partnership to enter into certain major transactions including acquisitions, dispositions, refinancings, to make distributions to partners, and to cause changes in the Operating Partnership’s business activities.

We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. To qualify as a REIT, we cannot operate or manage our lodging properties. Accordingly, all of our lodging properties are leased to our taxable REIT subsidiaries (“TRS Lessees” or "TRSs") and managed by professional third-party lodging property management companies.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenues and expenses in the reporting period. Actual results could differ from those estimates. As interim statements, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and six months ended June 30, 2024 may not be indicative of the results that may be expected for the full year of 2024. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

The accompanying Condensed Consolidated Financial Statements consolidate the accounts of all entities in which we have a controlling financial interest, as well as variable interest entities, if any, for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements.

We evaluate joint venture partnerships to determine if they should be consolidated based on whether the partners exercise joint control. For a joint venture where we exercise primary control and we also own a majority of the equity interests, we consolidate the joint venture partnership. We have consolidated the accounts of all of our joint venture partnerships in the accompanying Condensed Consolidated Financial Statements.

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

Trade Receivables and Current Estimate of Credit Losses

We grant credit to qualified guests, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables also include credit and debit card transactions that are in the process of being settled. Trade receivables are stated at the amount billed to the guest and do not accrue interest. We regularly review the collectability of our trade receivables. A provision for losses is determined based on previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.1 million at both June 30, 2024 and December 31, 2023. Bad debt expense was $0.1 million for each of the three months ended June 30, 2024 and 2023, respectively, and $0.2 million for each of the six months ended June 30, 2024 and 2023, respectively.

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

Our lodging properties and related assets are recorded at cost, less accumulated depreciation and amortization. We capitalize development costs and the costs of significant additions and improvements that materially upgrade, increase the value or extend the useful life of the property. These costs may include development, refurbishment, renovation, and remodeling expenditures, as well as certain indirect internal costs related to construction projects. If an asset requires a period of time in which to carry out the activities necessary to bring it to the condition necessary for its intended use, the interest cost incurred during that period as a result of expenditures for the asset is capitalized as part of the cost of the asset. We expense the cost of repairs and maintenance as incurred.

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

NOTE 3 - INVESTMENTS IN LODGING PROPERTY, NET

Investments in Lodging Property, net

Investments in lodging property, net is as follows (in thousands):

	June 30, 2024	December 31, 2023
Lodging buildings and improvements	$2,806,950	$2,786,223
Land	373,039	373,039
Furniture, fixtures and equipment	275,917	268,631
Construction in progress	58,965	41,324
Intangible assets	39,954	39,954
Real estate development loan, net	4,442	4,176
	3,559,267	3,513,347
Less accumulated depreciation and amortization	(857,229)	(784,298)
	$2,702,038	$2,729,049

Depreciation and amortization expense related to our lodging properties (excluding amortization of franchise fees) was $36.3 million and $37.4 million for the three months ended June 30, 2024 and 2023, respectively, and $72.9 million, and $74.1 million for the six months ended June 30, 2024 and 2023, respectively.

Lodging Property Acquisitions

We did not acquire any properties during the six months ended June 30, 2024. We acquired the following properties during the six months ended June 30, 2023 (in thousands):

Date Acquired	Brand/Hotel Name	Location	Guestrooms	Purchase Price
June 1, 2023	Residence Inn by Marriott	Scottsdale, AZ	120	$29,000
June 23, 2023	Nordic Lodge	Steamboat Springs, CO	47	13,700
Total			167	$42,700

All of the acquisitions completed during the six months ended June 30, 2023 were recorded as asset acquisitions. As such, we allocated the aggregate purchase price paid for each transaction to the net assets acquired based on their relative fair values. In determining relative fair values, we made significant estimates regarding replacement costs for the buildings and furniture, fixtures and equipment, and judgments related to certain market assumptions. Acquisition costs related to the transactions have been capitalized as part of the recorded amounts of the acquired net assets.

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

Six Months Ended June 30, 2023
Land	$12,257
Lodging buildings and improvements	29,225
Furniture, fixtures and equipment	1,331
Net assets acquired (1)	$42,813

(1) Net assets acquired during the six months ended June 30, 2023 is based on an aggregate purchase price of $42.7 million plus transaction costs of $0.1 million.

Lodging Property Sales

We sold the following properties during the six months ended June 30, 2024 and 2023:

Portfolio of Two Lodging Properties - New Orleans, LA

In April 2024, we completed the sale of the 202-guestroom Courtyard by Marriott and the 208-guestroom SpringHill Suites by Marriott, both located in New Orleans, LA, for an aggregate selling price of $73.0 million, which resulted in a gain of approximately $28.3 million that was recorded in the three months ended June 30, 2024.

Hilton Garden Inn - Bryan (College Station), TX

In April 2024, we completed the sale of the 119-guestroom Hilton Garden Inn - Bryan (College Station), TX for $11.0 million. The net selling price of the lodging property approximated its net book value on the closing date.

Hyatt Place - Dallas (Plano), TX

In February 2024, we completed the sale of the 127-guestroom Hyatt Place - Dallas (Plano), TX for $10.3 million. We recorded a nominal gain on the sale during the six months ended June 30, 2024 upon closing the transaction.

Sale of a Portfolio of Four Lodging Properties

In May 2023, we completed the sale of four lodging properties (the "Sale Portfolio") for an aggregate gross selling price of $28.1 million as follows:

Franchise/Brand	Location	Guestrooms
Hyatt Place	Chicago (Lombard/Oak Brook), IL	151
Hyatt Place	Chicago (Hoffman Estates), IL	126
Hilton Garden Inn	Minneapolis (Eden Prairie), MN	97
Holiday Inn Express & Suites	Minneapolis (Minnetonka), MN	93
		467

The net selling proceeds approximated the net carrying amount of the Sale Portfolio at closing.

Assets Held for Sale, net

Assets held for sale, net is as follows (in thousands):

	June 30, 2024	December 31, 2023
Under Contract for Sale:
Courtyard by Marriott and SpringHill Suites - New Orleans, LA	$—	$43,504
Hilton Garden Inn - Bryan (College Station), TX	—	10,642
Hyatt Place - Dallas (Plano), TX	—	9,940
Parcel of undeveloped land - San Antonio, TX	1,225	1,225
	1,225	65,311
Marketed for Sale:
One individual lodging property	8,065	8,004
Parcel of undeveloped land - Flagstaff, AZ	425	425
	$9,715	$73,740

The parcel of undeveloped land in San Antonio, TX is currently under contract to sell, and the sale is expected to close in the fourth quarter of 2024.

Intangible Assets

Intangible assets, net is as follows (in thousands):

	June 30, 2024	December 31, 2023
Indefinite-lived intangible assets:
Air rights	$10,754	$10,754
Other	80	80
	10,834	10,834
Finite-lived intangible assets:
Tax incentives	19,750	19,750
Key money	9,370	9,370
	29,120	29,120
Intangible assets	39,954	39,954
Less - accumulated amortization	(11,315)	(9,251)
Intangible assets, net	$28,639	$30,703

We recorded amortization expense related to intangible assets of approximately $1.0 million for each of the three months ended June 30, 2024 and 2023, respectively, and $2.1 million for each of the six months ended June 30, 2024 and 2023, respectively.

Future amortization expense related to intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amount
2024	$2,454
2025	1,564
2026	1,564
2027	1,374
2028	1,016
Thereafter	9,833
$17,805

NOTE 4 — INVESTMENT IN REAL ESTATE LOANS

Real Estate Development Loans

Onera Mezzanine Financing Loan

In January 2023, we entered into an agreement with affiliates of Onera Opportunity Fund I, LP ("Onera") to provide a mezzanine financing loan of $4.6 million (the "Onera Mezzanine Loan") for the development of a glamping property. The Onera Mezzanine Loan is secured by a second mortgage on the property and is subordinate to the senior lender for the development project. The loan matures 24 months from the closing date of the transaction and may be extended for an additional 12 months at the borrower's option. Additionally, we issued a $3.0 million letter of credit to the senior lender of the project as additional support for Onera's construction loan. We also have an option to purchase 90% of the equity of the entity that owns the development property upon completion of construction or at the one-year anniversary of such completion at a pre-determined price (the "Onera Purchase Option"). The development is expected to be completed in the second half of 2024. As of June 30, 2024, we have funded our entire $4.6 million commitment under the mezzanine financing loan. The balance of the Onera Mezzanine Loan is recorded net of the unamortized discount related to the carrying amount of the Onera Purchase Option of $0.1 million and $0.4 million at June 30, 2024 and December 31, 2023, respectively, and is classified as Investments in lodging property, net in our Condensed Consolidated Balance Sheets.

We recorded the Onera Purchase Option related to the Onera Mezzanine Loan in Other assets and as a contra-asset to Investments in lodging property, net at its estimated fair value of $0.9 million on the transaction date using the Black-Scholes model. The recorded amount of the Onera Purchase Option is being amortized over the term of the Onera Mezzanine Loan using the straight-line method, which approximates the interest method, as non-cash interest income. For each of the three months ended June 30, 2024, and 2023, we amortized $0.1 million of the carrying amount of the Onera Purchase Option as non-cash interest income, and for each of the six months ended June 30, 2024 and 2023, we amortized $0.3 million and $0.2 million, respectively, of the carrying amount of the Onera Purchase Option as non-cash interest income.

Our estimate of the fair value of the Onera Purchase Option under the Black-Scholes model requires judgment and estimates primarily related to the volatility of our stock price and expected levels of future dividends on our common stock.

NOTE 5 - DEBT

At June 30, 2024, our indebtedness was comprised of borrowings under our 2023 Senior Credit Facility (as defined below), the 2024 Term Loan (as defined below), the GIC Joint Venture Credit Facility (as defined below), the GIC Joint Venture Term Loan (as defined below), the PACE loan (as defined below), the Convertible Notes (as defined below), and other indebtedness secured by first priority mortgage liens on various lodging properties.

We have entered into interest rate swaps to fix the interest rates on a portion of our variable interest rate indebtedness. The weighted-average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 5.29% at June 30, 2024 and 5.31% at December 31, 2023. There are currently no defaults under any of the Company's loan agreements.

Debt, net of debt issuance costs, is as follows (in thousands):

	June 30, 2024	December 31, 2023
Revolving debt	$135,000	$125,000
Term loans	871,037	910,000
Convertible notes	287,500	287,500
Mortgage loans	65,649	123,339
	1,359,186	1,445,839
Unamortized debt issuance costs	(13,694)	(15,171)
Debt, net of debt issuance costs	$1,345,492	$1,430,668

Our total fixed-rate and variable-rate debt, after consideration of our interest rate derivative agreements that are currently in effect, is as follows (in thousands):

	June 30, 2024	Percentage	December 31, 2023	Percentage
Fixed-rate debt (1)	$906,149	67%	$956,414	66%
Variable-rate debt	453,037	33%	489,425	34%
	$1,359,186		$1,445,839

(1) At June 30, 2024, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 76% of our total pro rata indebtedness when taking into consideration interest rate swaps that are currently in effect.

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Convertible notes	$287,500	$260,336	$287,500	$256,141	Level 1 - Market approach
Mortgage loans	18,649	16,876	68,915	60,883	Level 2 - Market approach
	$306,149	$277,212	$356,415	$317,024

Detailed information about our gross debt at June 30, 2024 and December 31, 2023 is as follows (dollars in thousands):

					Principal Balance Outstanding
Lender	Interest Rate	Initial Maturity Date	Fully Extended Maturity Date	Number of Encumbered Properties	June 30, 2024	December 31, 2023
OPERATING PARTNERSHIP DEBT:
2023 Senior Credit and Term Loan Facility
Bank of America, N.A.
$400 Million Revolver (1)	7.38% Variable	6/21/2027	6/21/2028	n/a	$10,000	$—
$200 Million Term Loan (1)	7.34% Variable	6/21/2026	6/21/2028	n/a	200,000	200,000
Total Senior Credit and Term Loan Facility					210,000	200,000

Term Loans
KeyBank National Association Term Loan (1) (2)	n/a	2/14/2025	2/14/2025	n/a	—	225,000
Regions Bank 2024 Term Loan Facility (1)	7.33% Variable	2/26/2027	2/26/2029	n/a	200,000	—
					200,000	225,000

Convertible Notes	1.50% Fixed	2/15/2026	2/15/2026	n/a	287,500	287,500

Secured Mortgage Indebtedness
MetaBank (2)	4.44% Fixed	7/1/2027	7/1/2027	n/a	—	42,611
Bank of the Cascades (2)	7.32% Variable	12/19/2024	12/19/2024	n/a	—	7,425
	4.30% Fixed	12/19/2024	12/19/2024	n/a	—	7,425
Total Mortgage Loans				—	—	57,461
Total Operating Partnership Debt					697,500	769,961

JOINT VENTURE DEBT:
Brickell Joint Venture Mortgage Loan
City National Bank of Florida	8.29% Variable	6/9/2025	6/9/2025	2	47,000	47,000

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver (3)	7.59% Variable	9/15/2027	9/15/2028	n/a	125,000	125,000
$75 Million Term Loan (3)	7.54% Variable	9/15/2027	9/15/2028	n/a	75,000	75,000
Bank of America, N.A.Term Loan (4)	8.21% Variable	1/13/2026	1/13/2027	n/a	396,037	410,000
Wells Fargo	4.99% Fixed	6/6/2028	6/6/2028	1	12,657	12,785
PACE loan	6.10% Fixed	7/31/2040	7/31/2040	n/a	5,992	6,093
Total GIC Joint Venture Credit Facility and Term Loans				1	614,686	628,878
Total Joint Venture Debt				3	661,686	675,878
Total Debt				3	$1,359,186	$1,445,839

(1) The 2023 Senior Credit and Term Loan Facility is supported by a borrowing base of 53 unencumbered hotel properties.
(2) The KeyBank Term Loan was paid off with proceeds from the Regions Bank 2024 Term Loan. The MetaBank loan was paid off in June 2024. The Bank of the Cascades mortgage loan was comprised of two promissory notes. We repaid The Bank of the Cascades mortgage loans in May 2024.
(3) The $125 Million Revolver and the $75 Million Term Loan are secured by pledges of the equity in the entities and affiliated entities that own 13 lodging properties.
(4) The GIC Joint Venture Term Loan with Bank of America, N.A. is secured by pledges of the equity in the entities and affiliated entities that own 25 lodging properties and two parking garages.

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

At June 30, 2024, our $200 Million Term Loan was fully funded, and our $400 Million Revolver had $10.0 million in outstanding borrowings. Borrowings under the 2023 Senior Credit Facility are limited by the value of the Unencumbered Properties (as defined below).

The $400 Million Revolver has a maturity date of June 2027, which may be extended by the Company for up to two consecutive six-month periods, subject to certain conditions, and the $200 Million Term Loan has a maturity date of June 2026, which may be extended by the Company for up to two consecutive 12-month periods, subject to certain conditions.

The 2023 Senior Credit Facility bears interest at the Secured Overnight Funding Rate ("SOFR"). The interest rate on the $400 Million Revolver is based on the higher of (i) a pricing grid ranging from 140 basis points to 240 basis points plus Adjusted Daily SOFR or Adjusted Term SOFR, depending on the Company's leverage ratio (as defined in the loan documents); and (ii) a pricing grid ranging from 40 basis points to 140 basis points over the Base Rate, depending on the Company's leverage ratio (as defined in the credit agreements governing the 2023 Senior Credit Facility).

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

We are also required to pay an unused fee (the “Unused Fee”) on the undrawn portion of the $400 Million Revolver. The Unused Fee is calculated on a daily basis on the unused amount of the $400 Million Revolver multiplied by (i) 0.25% per annum in the event that Revolver usage is greater than 50%, and (ii) 0.20% per annum in the event that Revolver usage is equal to or less than 50%. The Unused Fee is payable quarterly in arrears and on the final maturity date of the $400 Million Revolver.

We are required to comply with various financial and other covenants to draw and maintain borrowings under the $400 million Revolver.

2024 Term Loan

In February 2024, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan document as a subsidiary guarantor, entered into a $200 million senior unsecured term loan financing (the “2024 Term Loan”) with Regions Bank. Proceeds from the 2024 Term Loan financing and advances on our $400 Million Revolver were used to repay in full the Company’s $225 million term loan that was scheduled to mature in February 2025.

The 2024 Term Loan has an initial maturity date of February 2027 and can be extended for two 12-month periods by the Company, subject to certain conditions. At June 30, 2024, the 2024 Term Loan was fully funded.

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

The Convertible Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The Convertible Notes will mature on February 15, 2026 (the “Maturity Date”), unless earlier converted, purchased, or redeemed. Prior to August 15, 2025, the Convertible Notes will be convertible only upon certain circumstances and during certain periods. On or after August 15, 2025 and through the Maturity Date, holders may convert any of their Convertible Notes into shares of the Company’s common stock, at the applicable conversion rate, unless the Convertible Notes have been previously purchased or redeemed by the Company. The Company recorded interest expense of $1.1 million for each of the three months ended June 30, 2024 and 2023, respectively, and $2.2 million for each of the six months ended June 30, 2024 and 2023, respectively. The Company incurred debt issuance costs related to the Convertible Notes Offering of $7.6 million, of which $0.4 million was amortized as non-cash interest expense for each of the three months ended June 30, 2024 and 2023, respectively, and $0.7 million for each of the six months ended June 30, 2024 and 2023, respectively. Including the amortization of the debt issuance costs, the effective interest rate on the Convertible Notes was approximately 2.00% for the three and six months ended June 30, 2024 and 2023. The unamortized discount related to the Convertible Notes was $2.5 million and $3.2 million at June 30, 2024 and December 31, 2023, respectively.

The initial conversion rate of the Convertible Notes is 83.4028 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $11.99 per share of common stock based on the 37.5% base conversion premium on the reference price of $8.72 per share. In no event will the conversion rate exceed 114.6788 shares of common stock per $1,000 principal amount of Convertible Notes, subject to certain adjustments defined in the Convertible Notes Offering. Commensurate with the declaration of dividends and distributions on our common stock and Common Units, respectively, on May 1, 2024, the conversion rate of the Convertible Notes was adjusted to 89.10 shares of common stock per $1,000 principal amount of Convertible Notes.

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

The effective strike price of the Capped Call Transactions was initially $15.26, which represented a premium of 75.0% over the last reported sale price of our common stock on the New York Stock Exchange on January 7, 2021 and is subject to certain adjustments under the terms of the Capped Call transactions. The current strike price is $14.28 due to the adjustments related to the dividends paid during the period that the Capped Call securities have been outstanding.

MetaBank Loan

In June 2017, Summit Meta 2017, LLC, a subsidiary of our Operating Partnership, entered into a $47.6 million secured, non-recourse loan with MetaBank (the "MetaBank Loan"). In June 2024, the outstanding balance of the loan was $42.3 million at which time we repaid the MetaBank Loan for $39.1 million prior to its scheduled maturity date, which represented a discount of $3.2 million and resulted in a gain on extinguishment of debt of $3.0 million after legal fees and unamortized debt issuance costs that were written-off on the closing date. As a result of this repayment, the three lodging properties previously held as collateral for the MetaBank Loan were released.

Bank of the Cascades

In May 2024, we repaid the outstanding principal of the Bank of the Cascades that was scheduled to mature in December 2024 with no prepayment penalty. This repayment resulted in the release of the lodging property that was pledged as collateral for this mortgage loan.

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

The GIC Joint Venture Credit Facility is comprised of a $125.0 million revolving credit facility (the “$125 Million Revolver”) and a $75.0 million term loan (the “$75 Million Term Loan”). The GIC Joint Venture Credit Facility has an accordion feature which allows us to increase the total commitments by up to $300.0 million, for aggregate potential borrowings of up to $500.0 million. At June 30, 2024, we had $125.0 million outstanding under the $125 Million Revolver.

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

In addition, on a quarterly basis, we are required to pay a fee of 0.25% of the average unused amount of the GIC Joint Venture Credit Facility. We are also required to pay other fees, including customary arrangement and administrative fees.

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

As of June 30, 2024, we had $396.0 million outstanding on the GIC Joint Venture Term Loan bearing interest at a floating rate of SOFR plus 2.75%.

The GIC Joint Venture Term Loan is secured primarily by a first priority pledge of the Term Loan Borrower's equity interests in the subsidiaries that hold a direct or indirect interest in 25 of the lodging properties and two parking facilities at June 30, 2024 purchased in the NCI Transaction that constitute borrowing base assets. The GIC Joint Venture Term Loan contains terms, conditions, and covenants typical for similar credit facilities.

PACE Loan

As part of the NCI Transaction, a subsidiary of the GIC Joint Venture assumed a Property Assessed Clean Energy ("PACE") loan of approximately $6.5 million. The loan bears fixed interest at 6.10%, has an amortization period of 20 years, and matures on July 31, 2040. The PACE loan is secured by an assessment lien imposed by the County of Tarrant, TX for the benefit of the lender. As of June 30, 2024, the outstanding balance of the PACE loan was $6.0 million.

NOTE 6 - LEASES

The Company has operating leases related to the land under certain lodging properties, conference centers, parking spaces, automobiles, our corporate office, and miscellaneous office equipment. These leases have remaining terms of one year to 74.0 years, some of which include options to extend the leases for additional years. The exercise of lease renewal options is at our sole discretion. As of June 30, 2024 and December 31, 2023, the weighted-average operating lease term was approximately 32.1 years and 32.2 years, respectively. Certain leases also include options to purchase the leased property. As of June 30, 2024 and December 31, 2023, our weighted-average incremental borrowing rate for leases was 4.8%.

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business. In addition, we lease certain owned real estate to third parties. We recorded gross third-party tenant income of $0.6 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and $1.4 million during each of the six months ended June 30, 2024 and 2023, respectively, which was recorded in Other income, net in our Condensed Consolidated Statement of Operations.

During each of the three months ended June 30, 2024 and 2023, the Company's total operating lease cost was $1.1 million, and the cash payments on operating leases were $1.0 million.

During each of the six months ended June 30, 2024 and 2023, the Company's total operating lease cost was $2.3 million, and the cash payments on operating leases were $2.0 million.

Operating lease maturities as of June 30, 2024 are as follows (in thousands):

For the Year Ending December 31,	Amount
2024	$1,126
2025	2,252
2026	2,206
2027	2,249
2028	2,090
Thereafter	35,803
Total lease payments (1)	45,726
Less: Imputed interest	(20,568)
Total	$25,158

(1)Certain payments above include future increases to the minimum fixed rent based on the Consumer Price Index in effect at the initial measurement of the lease balances.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at June 30, 2024 and December 31, 2023 is as follows (dollars in thousands):

				Notional Amount			Fair Value
Contract date	Effective Date	Expiration Date	Average Annual Effective Fixed Rate	June 30, 2024		December 31, 2023	June 30, 2024	December 31, 2023
Operating Partnership:
June 11, 2018	September 28, 2018	September 30, 2024	2.86%	$75,000		$75,000	$479	$1,170
June 11, 2018	December 31, 2018	December 31, 2025	2.92%	125,000		125,000	3,393	2,877
July 26, 2022	January 31, 2023	January 31, 2027	2.60%	100,000		100,000	4,234	3,134
July 26, 2022	January 31, 2023	January 31, 2029	2.56%	100,000		100,000	6,145	4,273
Total Operating Partnership				400,000		400,000	14,251	11,454

GIC Joint Venture:
March 24, 2023	July 1, 2023	January 13, 2026	3.35%	100,000		100,000	1,947	1,250
March 24, 2023	July 1, 2023	January 13, 2026	3.35%	100,000		100,000	1,948	1,254
January 19, 2024	October 1, 2024	January 13, 2026	3.77%	100,000	(1)	—	945	—
Total GIC Joint Venture				300,000		200,000	4,840	2,504
Total				$700,000		$600,000	$19,091	$13,958

(1)     At December 31, 2023, we had interest rate swaps that were in effect with a notional amount totaling $600.0 million. In January, 2024, we executed one additional interest rate swap with a notional amount totaling $100.0 million that becomes effective on October 1, 2024.

At June 30, 2024, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 76% of our total pro rata indebtedness when taking into consideration interest rate swaps that are currently in effect.

At June 30, 2024 and December 31, 2023, we had $600.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date.

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

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At June 30, 2024 and December 31, 2023, our interest rate swaps were in an asset position. Derivative assets related to our interest rate swaps are recorded in Other assets in our Condensed Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Accumulated other comprehensive income (loss) in our Condensed Consolidated Balance Sheets and are reclassified as Interest expense in our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings. In the next twelve months, we estimate that $11.5 million will be reclassified from Accumulated other comprehensive income (loss) and recorded as a decrease to Interest expense.

We characterize the realized and unrealized gain or loss related to derivative financial instruments designated as cash flow hedges as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized gain recognized in Accumulated other comprehensive income (loss) on derivative financial instruments	$3,097	$13,286	$12,473	$10,846
Gain reclassified from Accumulated other comprehensive income (loss) to Interest expense	$3,660	$2,313	$7,340	$4,261
Total interest expense and other finance expense presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$20,830	$22,248	$42,412	$43,157

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

Changes in Common Stock during the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
	2024	2023
Beginning shares of Common Stock outstanding	107,593,373	106,901,576
Common Unit redemptions	310	—
Grants under the Equity Plan (as defined below in "Note 12 - Equity-Based Compensation")	1,055,544	875,055
Annual grants to independent directors	127,491	113,141
Performance share and other forfeitures	(355,821)	(139,254)
Shares acquired for employee withholding requirements	(144,654)	(180,780)
Ending shares of Common Stock outstanding	108,276,243	107,569,738

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

The Company's outstanding shares of preferred stock (collectively, “Preferred Shares”) rank senior to our Common Stock and on parity with each other with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Preferred Shares do not have maturity dates and are not subject to mandatory redemption or sinking fund requirements. The Series E Preferred Stock is redeemable by the Company at its election. The Company may not redeem the Series F Preferred Stock prior to August 12, 2026, except in limited circumstances relating to the Company’s continuing qualification as a REIT or in connection with certain changes in control. When redeemable, the Company may, at its option, redeem the applicable Preferred Shares, in whole or from time to time in part, by payment of $25 per share, plus any accumulated, accrued and unpaid dividends up to, but not including the date of redemption. If the Company does not exercise its rights to redeem the Preferred Shares upon certain changes in control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s Common Stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series E Preferred Stock and Series F Preferred Stock is 3.1686 and 5.8275 shares of Common Stock, respectively, all subject to certain adjustments.

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

NOTE 9 - NON-CONTROLLING INTERESTS AND REDEEMABLE NON-CONTROLLING INTERESTS

Non-controlling Interests in Operating Partnership

Pursuant to the limited partnership agreement of our Operating Partnership, the unaffiliated third parties who hold Common Units have the right to request that we redeem their Common Units in exchange for cash based upon the fair value of an equivalent number of our shares of Common Stock at the time of redemption; however, the Company has the option to redeem Common Units with shares of our Common Stock on a one-for-one basis. The number of shares of our Common Stock issuable upon redemption of Common Units may be adjusted upon the occurrence of certain events such as share dividend payments, share subdivisions or combinations. In the first quarter of 2022, in connection with the NCI Transaction, the Operating Partnership issued an aggregate of 15,864,674 Common Units as partial consideration for the purchase.

NewcrestImage and other unaffiliated third parties collectively owned 15,948,318 of Common Units at June 30, 2024 and December 31, 2023, which represents approximately 13% of the outstanding Common Units.

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

Non-controlling Interests in Consolidated Joint Ventures

At June 30, 2024, the Company is a partner with a majority equity interest in the three joint ventures described below, which are consolidated in our Condensed Consolidated Financial Statements. The portion of net income (loss) allocated to these non-controlling interests is included on the Company’s Condensed Consolidated Statements of Operations as Net income (loss) attributable to non-controlling interests.

GIC Joint Venture

In July 2019, the Company entered into the GIC Joint Venture to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the GIC Joint Venture and has historically and in the future intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the GIC Joint Venture and has the potential to earn incentive fees based on the GIC Joint Venture achieving certain return thresholds. As of June 30, 2024, the GIC Joint Venture owns 39 lodging properties containing 5,335 guestrooms in nine states.

The GIC Joint Venture owns the lodging properties through master REITs (the “Master REIT”) and subsidiary REITs (the “Subsidiary REIT”). All of the lodging properties owned by the GIC Joint Venture are leased to taxable REIT subsidiaries of the Subsidiary REITs (the “Subsidiary REIT TRSs”). To qualify as a REIT, the Master REIT and each Subsidiary REIT must meet all of the REIT requirements provided in the Internal Revenue Code, as amended. Taxable income related to the Subsidiary REIT TRSs is subject to federal, state and local income taxes at applicable tax rates.

Brickell Joint Venture

In June 2022, the Company entered into the Brickell Joint Venture to facilitate the exercise of a purchase option to acquire a 90% equity interest in the AC/Element Hotel. Our joint venture partner, C-F Brickell, owns the remaining 10% equity interest in the Brickell Joint Venture. The Company has an option to purchase the remaining 10% equity interest in the Brickell Joint Venture from C-F Brickell in December 2026 with the exercise of a second purchase option at its market value on the exercise date. The Company serves as the managing member of the Brickell Joint Venture.

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

The Onera Joint Venture owns a 100% fee simple interest in real property and improvements located in Fredericksburg, TX (the "Onera Property") consisting of 11 glamping lodging units and a 6.4-acre parcel of undeveloped land that is being developed as phase two of the lodging property. The Onera Joint Venture incurred $2.5 million of development costs during the six months ended June 30, 2024, and $4.0 million from inception of the development related to the development of phase two of a property that is recorded as Investment in lodging property under development in our Condensed Consolidated Balance Sheets at June 30, 2024. The Company serves as the managing member of the Onera Joint Venture.

Redeemable Non-controlling Interests

In connection with the NCI Transaction, Summit Hotel GP, LLC, a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership, on its own behalf as general partner of the Operating Partnership and on behalf of the limited partners of the Operating Partnership, on January 13, 2022, entered into the Tenth Amendment (the “Tenth Amendment”) to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, to provide for the issuance of up to 2,000,000 Series Z Preferred Units. The Series Z Preferred Units rank on a parity with the Operating Partnership’s 6.25% Series E and 5.875% Series F Preferred Units and holders will receive quarterly distributions at a rate of 5.25% per year. From issuance until the tenth anniversary of their issuance, the Series Z Preferred Units will be redeemable at the holder’s request at any time, or in connection with a change of control of the Company, for cash or shares of the Company’s 5.25% Series Z Cumulative Perpetual Preferred Stock (which will be designated and authorized following notice of redemption by holder of the Series Z Preferred Units) at the Company’s election, on a one-for-one basis. After the fifth anniversary of their issuance, the Company may redeem the Series Z Preferred Units for cash at a redemption amount of $25 per unit. For a 90-day period immediately following both the tenth and the eleventh anniversaries of their issuance or in connection with a change of control of the Company, the Series Z Preferred Units will be redeemable at the holder’s request for cash at a redemption amount of $25 per unit. On January 13, 2022 and March 23, 2022, in connection with the NCI Transaction, the Operating Partnership issued an aggregate of 2,000,000 Series Z Preferred Units as partial consideration for the purchase. At June 30, 2024, the redeemable Series Z Preferred Units issued in connection with the NCI Transaction are recorded as temporary equity and reflected as Redeemable non-controlling interests on our Condensed Consolidated Balance Sheets.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at June 30, 2024 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$19,091	$—	$19,091
Onera Purchase Option	—	—	931	931

	Fair Value Measurements at December 31, 2023 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$13,958	$—	$13,958
Onera Purchase Option	$—	$—	$931	$931

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Franchise Agreements

All of our lodging properties (with the exception of the Onera Joint Venture property and the Nordic Lodge - Steamboat Springs, CO) operate under franchise agreements with major hotel franchisors. The initial terms of our franchise agreements generally range from 10 to 30 years with various extension provisions. Each franchisor receives franchise fees ranging from 3% to 6% of each lodging property’s room revenue, and some agreements require that we pay marketing fees of up to 4% of room revenue. In addition, some of these franchise agreements require that we deposit into a reserve fund for capital expenditures up to 5% of the lodging property's gross room revenue to ensure that we comply with the franchisor's standards and requirements. We also pay fees to our franchisors for services related to reservation and information systems. We expensed fees related to our franchise agreements of $14.2 million and $14.0 million for the three months ended June 30, 2024 and 2023, respectively, and $27.6 million and $27.1 million for the six months ended June 30, 2024 and 2023, respectively.

Management Agreements

Our lodging properties operate pursuant to management agreements with various professional third-party management companies. The remaining terms of our management agreements range from month-to-month to 12 years and have various extension provisions. Each management company receives a base management fee, which is a percentage of total lodging property revenues. In addition, our lodging property management agreements generally provide that the lodging property manager can earn an incentive fee for hotel-level Earnings Before Interest, Taxes, Depreciation and Amortization over certain thresholds of a required investment return. In some cases, there are also monthly fees for certain services, such as accounting and shared services, based on the number of guestrooms. Generally, there are also incentive fees payable to our property managers based on attaining certain financial thresholds at lodging properties under their management. Management fee expenses were $4.4 million and $5.0 million for the three months ended June 30, 2024 and 2023, respectively, and $9.3 million and $9.8 million for the six months ended June 30, 2024 and 2023, respectively.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business. There are currently no pending legal actions that we believe would have a material effect on our consolidated financial position or results of operations.

NOTE 12 - EQUITY-BASED COMPENSATION

Our currently outstanding equity-based awards were issued under the prior Summit Hotel Properties, Inc. 2011 Equity Incentive Plan, and future awards will be issued under the Summit Hotel Properties, Inc. 2024 Equity Incentive Plan effective May 22, 2024 (the "Equity Plan"), which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based awards or incentive awards. Stock options granted may be either incentive stock options or non-qualified stock options. Vesting terms may vary with each grant. At June 30, 2024, we only have outstanding restricted stock awards. All of our outstanding equity-based awards are classified as equity awards.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock award activity under our Equity Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2023	861,713	$8.79	$5,791
Granted	548,138	6.56
Vested	(369,312)	9.24
Forfeited	(31,891)	7.20
Non-vested at June 30, 2024	1,008,648	$7.46	$6,042

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

The holders of these time-based restricted stock awards have the right to vote their unvested restricted shares of Common Stock and receive all dividends declared and paid whether or not vested. The fair value of time-based restricted stock awards granted is calculated based on the market value of our Common Stock on the date of grant.

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under the Equity Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2023	1,056,272	$11.93	$7,098
Granted	507,406	7.40
Forfeited	(323,930)	14.05
Non-vested at June 30, 2024	1,239,748	$9.52	$7,426

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

The holders of these performance-based restricted stock awards have the right to vote their unvested restricted shares of Common Stock and any dividends declared accrue and will be subject to the same vesting conditions as the performance awards. Further, if additional shares are earned based on our percentile ranking within the index, dividend payments will be paid as if the additional shares had been held throughout the measurement period.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate general and administrative expenses in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Time-based restricted stock	$618	$847	$1,488	$1,538
Performance-based restricted stock	1,250	976	2,228	1,753
Director stock	767	755	767	755
	$2,635	$2,578	$4,483	$4,046

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to forfeitures of time-based restricted stock.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $12.3 million at June 30, 2024 and will be recorded as follows (in thousands):

	Total	2024	2025	2026	2027
Time-based restricted stock	$5,664	$1,670	$2,428	$1,354	$212
Performance-based restricted stock	6,626	1,981	2,904	1,512	229
	$12,290	$3,651	$5,332	$2,866	$441

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

We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. Certain of our TRS Lessees have incurred operating losses in the past and the realizability of our deferred tax assets as of June 30, 2024 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all our deferred tax assets at June 30, 2024.

The Company recorded an income tax expense of $2.4 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively, and $2.6 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. In general, we are not subject to tax examinations by tax authorities for years before 2018. In the normal course of business, we are subject to examination by federal, state, and local jurisdictions where applicable. We had no unrecognized tax benefits at June 30, 2024. We expect no significant increase or decrease in unrecognized tax benefits due to changes in tax positions within the next year.

NOTE 14 - EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of Common Stock outstanding for the period. We apply the two-class method of computing EPS, which requires the calculation of separate EPS amounts for participating securities. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. Any anti-dilutive securities are excluded from the basic EPS calculation.

Diluted EPS is computed by dividing net income (loss) available to common stockholders, as adjusted for dilutive securities, by the weighted-average number of shares of Common Stock outstanding plus dilutive securities. Any anti-dilutive securities are excluded from the diluted EPS calculation. Potentially dilutive shares include unvested restricted share grants and unvested performance share grants, calculated using the treasury stock method, shares of Common Stock issuable upon conversion of convertible debt and shares of Common Stock issuable upon conversion of Common Units of our Operating Partnership.

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to common stockholders	$30,849	$(753)	$28,733	$(5,981)
Adjusted for:
Allocation of income to participating securities	(311)	—	(269)	—
Net income (loss) allocated to common stockholders - basic	30,538	(753)	28,464	(5,981)
Adjusted for:
Adjustment for income allocated to dilutive participating securities	3,533	—	2,180	—
Net income (loss) allocated to common stockholders - diluted	$34,071	$(753)	$30,644	$(5,981)

Denominator:
Weighted average common shares outstanding - basic	105,918	105,562	105,819	105,438
Adjusted for:
Dilutive effect of equity-based compensation awards	1,968	—	1,896	—
Effect of assumed conversion of convertible debt	25,617	—	25,448	—
Effect of assumed conversion of Operating Partnership units	15,948	—	15,949	—
Weighted average common shares outstanding - diluted	149,451	105,562	149,112	105,438

Net income (loss) per share available to common stockholders:
Basic	$0.29	$(0.01)	$0.27	$(0.06)
Diluted	$0.23	$(0.01)	$0.21	$(0.06)

The effect of the conversion of the Convertible Notes has been included in the denominator of diluted earnings per share for the three and six months ended June 30, 2024. Due to the net loss attributable to common stockholders for basic earnings per share for the three and six months ending June 30, 2023, equity shares computed under the treasury stock method, shares issuable upon conversion of the Convertible Notes, and the effect of the conversion of Common Units of the Operating partnership have been excluded from the number of shares used in calculating diluted loss per share as their inclusion would be antidilutive.

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

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2024	2023
Cash payments for interest	$42,619	$38,250
Insurance premium financing	$—	$10,877
Accrued acquisitions and improvements to lodging properties	$10,054	$8,820
Increase in carrying amount of lodging property related to contingent consideration	$—	$2,000
Cash payments for income taxes, net of refunds	$1,377	$1,925
Accrued and unpaid dividends	$44	$58

NOTE 16 - SUBSEQUENT EVENTS

Dividends

On July 25, 2024, our Board of Directors declared quarterly cash dividends and distributions of $0.08 per share on our Common Stock and per Common Unit of the Operating Partnership and cash dividends of $0.390625 per share of 6.25% Series E Preferred Stock and $0.3671875 per share of 5.875% Series F Preferred Stock. The Board of Directors also declared on behalf of the Operating Partnership, a cash distribution of $0.328125 per share of the Operating Partnership's unregistered 5.25% Series Z Cumulative Perpetual Preferred Units. The dividends and distributions are payable on August 30, 2024 to holders of record as of August 16, 2024.

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

Cautionary Statement about Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “forecast,” “project,” “potential,” “continue,” “likely,” “will,” “would” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•global, national, regional and local economic and political conditions and events, including wars or potential hostilities, such as terrorist attacks, that may affect business transient, group and other travel or consumer behavior;
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
•financial condition of, and our relationships with third-party property managers and franchisors;
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

Overview

Summit Hotel Properties, Inc. is a self-managed lodging property investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. Our lodging properties are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership, Summit Hotel OP, LP (the “Operating Partnership”). Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At June 30, 2024, we owned, directly and indirectly, approximately 87% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding 6.25% Series E and 5.875% Series F preferred units of limited partnership interest. NewcrestImage Image Holdings, LLC owns all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units (liquidation preference $25 per unit) of the Operating Partnership ("Series Z Preferred Units"), which was issued as part of the NCI Transaction (as defined in Note 5 -Debt to the accompanying Condensed Consolidated Financial Statements). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as "Preferred Units."

At June 30, 2024, our portfolio consisted of 96 lodging properties with a total of 14,256 guestrooms located in 24 states. We own our lodging properties in fee simple, except for seven lodging properties which are subject to ground leases or subleases. As of June 30, 2024, we own 100% of the outstanding equity interests in 54 of the 96 lodging properties. We own a 51% controlling interest in 39 lodging properties through a joint venture that was formed in July 2019 with USFI G-Peak, Ltd. ("GIC"), a private limited company incorporated in the Republic of Singapore (the “GIC Joint Venture”). We also own 90% equity interests in two separate joint ventures (the "Brickell Joint Venture" and the "Onera Joint Venture"). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

Our hotel properties primarily operate under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”) and InterContinental® Hotels Group (“IHG”). We own one glamping property that operates under the independent brand of Onera Escapes ("Onera"), and the Nordic Lodge in Steamboat Springs, CO that we acquired in June 2023, which is an independent lodging property.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011. To qualify as a REIT, we cannot operate or manage our lodging properties. Accordingly, all of our lodging properties are leased to our taxable REIT subsidiaries ("TRS Lessees or TRSs"). All of our lodging properties are operated pursuant to lodging property management agreements between our TRS Lessees and professional, third-party lodging property management companies that are not affiliated with us as follows:

Management Company	Number of Properties	Number of Guestrooms
Affiliates of Aimbridge Hospitality, LLC	55	8,235
OTO Development, LLC	11	1,559
Stonebridge Realty Advisors, Inc. and affiliates	8	1,143
Crestline Hotels & Resorts, LLC	7	928
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	4	563
Affiliates of Magna Hospitality Group, L.C.	3	510
White Lodging Services Corporation	2	453
Hersha Hospitality Management	2	338
Concord Hospitality Enterprises Company, LLC	2	264
InterContinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Blink Data Services, LLC	1	11
Total	96	14,256

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

Our revenues are derived from lodging property operations and consist of room revenue, food and beverage revenue and other lodging property operations revenue. Revenues from our other lodging property operations consist of ancillary revenues related to parking, cancellation fees, meeting rooms and other guest services provided at certain of our lodging properties.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of lodging demand, and therefore hotel revenues, include changes in gross domestic product, corporate profits, capital investments, and employment. From a cost perspective, elevated inflation has been pervasive since 2022, increasing the cost of salaries, wages, supplies, material, freight, insurance and energy. Higher costs from broad inflationary pressures have been partially offset by lodging price increases. While growth rates have decelerated, inflation is still increasing faster than historical norms, which may continue throughout 2024.

During the six months ended June 30, 2024, we experienced continued revenue growth as a result of strong group travel and improvements in business transient demand which offset normalization in leisure demand. We expect room night demand growth, coupled with minimal forecasted supply growth, to drive continued industry RevPAR growth over the next several years.

Our Lodging Property Portfolio

According to current chain scales as defined by Smith Travel Research, Inc. ("STR"), as of June 30, 2024, six of our lodging properties with a total of 953 guestrooms are categorized as Upper-upscale hotels, 74 of our lodging properties with a total of 11,247 guestrooms are categorized as Upscale hotels and 14 of our lodging properties with a total of 1,998 guestrooms are categorized as Upper-midscale hotels. We have one lodging asset that is an 11-unit glamping property, and one 47-unit independent lodging property that are not categorized by STR. Lodging property information as of June 30, 2024 is as follows:

Franchise/Brand	Number of Lodging Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	16	2,847
Residence Inn by Marriott	16	2,256
AC Hotel by Marriott	6	1,026
SpringHill Suites by Marriott	6	775
TownePlace Suites	2	225
Marriott	1	165
Fairfield Inn & Suites by Marriott	1	140
Element by Marriott	1	108
Four Points by Sheraton	1	101
Total Marriott	50	7,643
Hilton
Hampton Inn & Suites	8	1,162
Hilton Garden Inn	7	1,075
Homewood Suites	3	369
Embassy Suites	2	346
Canopy Hotel	2	326
DoubleTree by Hilton	1	210
Total Hilton	23	3,488
Hyatt
Hyatt Place	13	1,893
Hyatt House	3	466
Total Hyatt	16	2,359
IHG
Holiday Inn Express & Suites	3	471
Staybridge Suites	1	121
Hotel Indigo	1	116
Total IHG	5	708
Independent
Nordic Lodge	1	47
Onera	1	11
Total Independent	2	58
Total	96	14,256

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

Comparison of the Three Months Ended June 30, 2024 with the Three Months Ended June 30, 2023

The following table contains key operating metrics for our total portfolio for the three months ended June 30, 2024 compared with the three months ended June 30, 2023 (dollars in thousands, except ADR and RevPAR).

	Three Months Ended June 30,				Quarter-over-Quarter		Quarter-over-Quarter
	2024		2023		Dollar Change		Percentage Change
	Total Portfolio (96 properties)	Same-Store Portfolio (94 properties)	Total Portfolio (101 properties)	Same-Store Portfolio (94 properties)	Total Portfolio (96/101 properties)	Same-Store Portfolio (94 properties)	Total Portfolio (96/101 properties)	Same-Store Portfolio (94 properties)
Revenues:
Room	$173,025	$169,989	$174,181	$164,588	$(1,156)	$5,401	(0.7)%	3.3%
Food and beverage	10,069	10,025	10,269	10,016	(200)	9	(1.9)%	0.1%
Other	10,809	10,679	10,043	9,567	766	1,112	7.6%	11.6%
Total	$193,903	$190,693	$194,493	$184,171	$(590)	$6,522	(0.3)%	3.5%

Expenses:
Room	$38,044	$37,239	$38,788	$36,115	$(744)	$1,124	(1.9)%	3.1%
Food and beverage	7,639	7,589	8,040	7,744	(401)	(155)	(5.0)%	(2.0)%
Other lodging property operating expenses	57,470	56,016	57,829	54,283	(359)	1,733	(0.6)%	3.2%
Total	$103,153	$100,844	$104,657	$98,142	$(1,504)	$2,702	(1.4)%	2.8%

Operational Statistics:
Occupancy	77.7%	77.8%	75.5%	76.0%	n/a	n/a	2.9%	2.4%
ADR	$170.49	$170.53	$167.64	$169.01	$2.85	$1.52	1.7%	0.9%
RevPAR	$132.41	$132.59	$126.51	$128.38	$5.90	$4.21	4.7%	3.3%

The total portfolio information above for the three months ended June 30, 2024 and 2023 reflects operating results for various portions of each period for certain lodging properties as a result of the sales and acquisitions of lodging properties. The following table details how the acquisition and disposition transactions affect each reporting period:

Portion of Operating Results Included
For the Three Months Ended
	Transaction	June 30,
	Date	2024	2023
Sold Properties:		(Total Portfolio)
Courtyard by Marriott and SpringHill Suites - New Orleans, LA	April 2024	Partial Period	Full Period
Hilton Garden Inn - College Station, TX	April 2024	Partial Period	Full Period
Hyatt Place - Dallas (Plano), TX	February 2024	None	Full Period
Hyatt Place - Baltimore (Owings Mills), MD	December 2023	None	Full Period
Portfolio of Four Lodging Properties	May 2023	None	Partial Period

Acquired Properties:
Residence Inn - Scottsdale, AZ	June 2023	Full Period	Partial Period
Nordic Lodge - Steamboat Springs, CO	June 2023	Full Period	Partial Period

Changes from the three months ended June 30, 2024 compared with the three months ended June 30, 2023 were due to the following:

•Revenues and RevPAR. Room revenues for our total portfolio during the second quarter of 2024 compared with the second quarter of 2023 decreased by $1.2 million as a result of a $5.4 million increase in same-store revenues driven by improving business transient and group demand, offset by a $6.6 million decline in room revenues due to the net effect of the sales and acquisitions of lodging properties. For the applicable periods, the number of properties in our total portfolio declined from 101 lodging properties at June 30, 2023 to 96 lodging properties at June 30, 2024.

The increase in RevPAR for our total portfolio during the second quarter of 2024 compared with the second quarter of 2023 was due to a 2.9% increase in occupancy and a 1.7% increase in ADR driven by improving business transient and group demand. The result was a 4.7% increase in RevPAR for the three months ended June 30, 2024 in comparison with the same period of the prior year. On a same store basis, the improvements in our business resulted in an increase of 2.4% in occupancy and an increase of 0.9% in ADR in the second quarter of 2024, which resulted in a 3.3% increase in same-store RevPAR. See "Industry Trends and Outlook" for further information.

•Room Expenses. Room expenses for our total portfolio for the second quarter of 2024 compared with the second quarter of 2023 decreased by $0.7 million as a result of a $1.1 million increase in same-store room expenses driven by a 2.4% increase in same-store occupancy, offset by a $1.8 million decline in room expenses due to the net effect of the sales and acquisitions of lodging properties.

•Food and Beverage Revenues and Expenses. The $0.2 million decrease in total portfolio food and beverage revenues during the second quarter of 2024 compared with the second quarter of 2023 was driven by the net effect of the sales and acquisitions of lodging properties. Same-store food and beverage revenues were flat for the three months ended June 30, 2024 and 2023.

Total portfolio food and beverage expenses decreased by $0.4 million as a result of a $0.2 million decrease in same-store food and beverage expenses driven by successful expense management related to food and beverage costs, and a $0.2 million decline in food and beverage expenses due to the net effect of the sales and acquisitions of lodging properties.

•Other Lodging Property Operating Revenues and Expenses. Other lodging property and operating revenues for our total portfolio during the second quarter of 2024 compared with the second quarter of 2023 increased by $0.8 million as a result of a $1.1 million increase in same-store other lodging property operating revenues driven by an increase in parking and resort fees as a result of higher occupancy, offset by a $0.3 million decline in other lodging property operating revenues due to the net effect of the sales and acquisitions of lodging properties.

The $0.4 million decrease in other lodging property operating expenses for the total portfolio for the three months ended June 30, 2024 in comparison with the three months ended June 30, 2023 was attributable to a $1.7 million increase in same-store other lodging property operating expenses driven by increased marketing costs, labor costs, credit card commissions and other increases primarily from higher same-store occupancy, offset by a $2.1 million decline in other lodging property operating expenses due to the net effect of the sales and acquisitions of lodging properties.

The following table includes other consolidated income and expenses for the three months ended June 30, 2024 compared with the three months ended June 30, 2023 (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	Dollar Change	Percentage Change
Property taxes, insurance and other	$13,287	$14,215	$(928)	(6.5)%
Management fees	4,434	4,992	(558)	(11.2)%
Depreciation and amortization	36,458	37,510	(1,052)	(2.8)%
Corporate general and administrative	8,704	9,100	(396)	(4.4)%
Gain (loss) on disposal of assets, net	28,342	(320)	28,662	nm¹
Interest expense	20,830	22,248	(1,418)	(6.4)%
Interest income	565	411	154	37.5%
Gain on extinguishment of debt	3,000	—	3,000	nm¹
Other income, net	2,129	79	2,050	nm¹
Income tax expense	2,375	791	1,584	nm¹

¹ Not meaningful.

Changes from the three months ended June 30, 2024 compared with the three months ended June 30, 2023 were due to the following:

•Property Taxes, Insurance and Other. The decrease in Property taxes, insurance and other during the three months ended June 30, 2024 is primarily due to an increase in property tax refunds and lower property assessments of $0.5 million as a result of successful appeal efforts to reduce property tax assessments, coupled with a reduction of state franchise taxes and other tax accruals during the period of $0.3 million, and a decrease in property and casualty insurance premiums.

•Management Fees. Management fees decreased during the current period due to the net effect of the sales and acquisitions of lodging properties, and a re-negotiation of certain property management agreements in 2023 and 2024 that resulted in lower property management fees in the current period.

•Depreciation and Amortization. Depreciation and amortization had a minimal decrease during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, which was primarily the net effect of the sales and acquisitions of lodging properties, and renovation costs incurred during the three months ended June 30, 2023 and thereafter.

•Corporate General and Administrative. Corporate general and administrative expenses decreased during the three months ended June 30, 2024 primarily due to a decrease in legal and professional fees and a decrease in corporate employee-related costs.

•Interest Expense. Interest expense decreased during the three months ended June 30, 2024 due to lower average outstanding debt for the current period compared with the three months ended June 30, 2023.

•Gain on Extinguishment of Debt. The gain on extinguishment of debt for the three months ended June 30, 2024 was the result of the repayment of the MetaBank Loan in June 2024 prior to its scheduled maturity date, which resulted in a gain on extinguishment of debt of $3.0 million after legal fees and unamortized debt issuance costs that were written-off on the closing date. See Note 5 - Debt to the accompanying Condensed Consolidated Financial Statements.

•Other Income, net. Other income, net for the three months ended June 30, 2024 consists primarily of $0.7 million of third-party tenant income, $0.4 million in state grants awarded during the period, and net casualty income of $0.6 million.

•Income Tax Expense. Income taxes in interim quarters are based on an estimated annual effective tax rate. The Company recorded a $2.4 million income tax expense during the three months ended June 30, 2024, which represents an increase of $1.6 million when compared with the same period in the previous year. Seasonality in quarterly net income (loss), and changes in the forecasted earnings causes variability in income taxes recorded in each quarter.

Comparison of the Six Months Ended June 30, 2024 with the Six Months Ended June 30, 2023

The following table contains key operating metrics for our total portfolio for the six months ended June 30, 2024 compared with the six months ended June 30, 2023 (dollars in thousands, except ADR and RevPAR):

	Six Months Ended June 30,
	2024		2023		Dollar Change		Percentage Change
	Total Portfolio (96 properties)	Same-Store Portfolio (94 properties)	Total Portfolio (101 properties)	Same-Store Portfolio (94 properties)	Total Portfolio (96/101 properties)	Same-Store Portfolio (94 properties)	Total Portfolio (96/101 properties)	Same-Store Portfolio (94 properties)
Revenues:
Room	$340,456	$327,495	$337,270	$318,271	$3,186	$9,224	0.9%	2.9%
Food and beverage	20,902	20,639	20,899	20,349	3	290	—%	1.4%
Other	20,687	20,181	18,707	17,936	1,980	2,245	10.6%	12.5%
Total	$382,045	$368,315	$376,876	$356,556	$5,169	$11,759	1.4%	3.3%

Expenses:
Room	$74,017	$71,420	$74,697	$69,366	$(680)	$2,054	(0.9)%	3.0%
Food and beverage	15,841	15,607	15,995	15,362	(154)	245	(1.0)%	1.6%
Other lodging property operating expenses	113,731	109,620	113,954	106,886	(223)	2,734	(0.2)%	2.6%
Total	$203,589	$196,647	$204,646	$191,614	$(1,057)	$5,033	(0.5)%	2.6%

Operational Statistics:
Occupancy	74.7%	74.7%	72.2%	72.9%	n/a	n/a	3.5%	2.5%
ADR	$171.57	$170.99	$169.55	$171.27	$2.02	$(0.28)	1.2%	(0.2)%
RevPAR	$128.09	$127.72	$122.34	$124.82	$5.75	$2.90	4.7%	2.3%

The total portfolio information above for the six months ended June 30, 2024 and 2023 reflects operating results for various portions of each period for certain lodging properties as a result of the sales and acquisitions of lodging properties. The following table details how the acquisition and disposition transactions affect each reporting period:

Portion of Operating Results Included
For the Six Months Ended
	Transaction	June 30,
	Date	2024	2023
Sold Properties:		(Total Portfolio)
Courtyard by Marriott and SpringHill Suites - New Orleans, LA	April 2024	Partial Period	Full Period
Hilton Garden Inn - College Station, TX	April 2024	Partial Period	Full Period
Hyatt Place - Dallas (Plano), TX	February 2024	Partial Period	Full Period
Hyatt Place - Baltimore (Owings Mills), MD	December 2023	None	Full Period
Portfolio of Four Lodging Properties	May 2023	None	Partial Period

Acquired Properties:
Residence Inn - Scottsdale, AZ	June 2023	Full Period	Partial Period
Nordic Lodge - Steamboat Springs, CO	June 2023	Full Period	Partial Period

Changes from the six months ended June 30, 2024 compared with the six months ended June 30, 2023 were due to the following:

•Revenues and RevPAR. Room revenues for our total portfolio for the six months ended June 30, 2024 compared with the six months ended June 30, 2023 increased by $3.2 million as a result of a $9.2 million increase in same-store revenues driven by improving business transient and group demand, offset by a $6.0 million decline in room revenues due to the net effect of the sales and acquisitions of lodging properties. For the applicable periods, the number of properties in our total portfolio declined from 101 lodging properties at June 30, 2023 to 96 lodging properties at June 30, 2024.

The increase in RevPAR for our total portfolio for the six months ended June 30, 2024 compared with the six months ended June 30, 2023 was due to a 3.5% increase in our occupancy and a 1.2% increase in ADR driven by improving business transient and group demand. The result was an increase in RevPAR of 4.7% for the six months ended June 30, 2023 in comparison with the same period of the prior year. On a same store basis, the improvements in our business resulted in an increase of approximately 2.5% in occupancy, partially offset by a 0.2% decrease in ADR during the six months ended June 30, 2024, which resulted in a 2.3% increase in same-store RevPAR.

•Room Expenses. Room expenses for our total portfolio for the six months ended June 30, 2024 compared with the six months ended June 30, 2023 decreased by $0.7 million as a result of a $2.1 million increase in same-store room expenses driven by a 2.5% increase in same-store occupancy, offset by a $2.8 million decline in room expenses due to the net effect of the sales and acquisitions of lodging properties.

•Food and Beverage Revenues and Expenses. Total portfolio food and beverage revenues were flat during the six months ended June 30, 2024 and 2023 as a result of an increase in same-store food and beverage revenues of $0.3 million driven by an increase in occupancy and group-related catering, offset by a $0.3 million decrease in food and beverage revenues due to the net effect of the sales and acquisitions of lodging properties.

Same-store portfolio food and beverage expenses increased by $0.2 million as a result of a $0.2 million increase in food and beverage expenses driven by an increase in occupancy, and offset by a $0.4 million decline in food and beverage expenses due to the net effect of the sales and acquisitions of lodging properties.

•Other Revenues and Other Lodging Property Operating Expenses. Other lodging property operating revenues for our total portfolio during the six months ended June 30, 2024 compared with the six months ended June 30, 2023 increased by $2.0 million as a result of a $2.2 million increase in same-store other lodging property and operating revenues driven by an increase in parking and resort fees as a result of higher occupancy, offset by a $0.2 million decline in other lodging property operating revenues due to the net effect of the sales and acquisitions of lodging properties.

The $0.2 million decrease in other lodging property operating expenses for the total portfolio for the six months ended June 30, 2024 in comparison with the six months ended June 30, 2023 was attributable to a $2.7 million increase in same-store other lodging property operating expenses driven by increased marketing costs, labor costs, credit card commissions and other increases primarily from higher occupancy, offset by a $2.9 million decline in other lodging property operating expenses due to the net effect of the sales and acquisitions of lodging properties.

The following table is a comparison of other consolidated income and expenses (dollars in thousands).

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percentage Change
Property taxes, insurance and other	$27,572	$28,939	$(1,367)	(4.7)%
Management fees	9,331	9,797	(466)	(4.8)%
Depreciation and amortization	73,257	74,418	(1,161)	(1.6)%
Corporate general and administrative	17,015	17,099	(84)	(0.5)%
Gain (loss) on disposal of assets, net	28,417	(320)	28,737	nm¹
Interest expense	42,412	43,157	(745)	(1.7)%
Interest income	1,023	717	306	42.7%
Gain on extinguishment of debt	3,000	—	3,000	nm¹
Other income, net	2,814	38	2,776	nm¹
Income tax expense	2,592	319	2,273	nm¹

¹ Not meaningful.

Changes from the six months ended June 30, 2024 compared with the six months ended June 30, 2023 were due to the following:

•Property Taxes, Insurance and Other. The decrease in Property taxes, insurance and other during the six months ended June 30, 2024 is primarily due to an increase in property tax refunds of $0.6 million as a result of successful appeal efforts to reduce property tax assessments, coupled with a reduction of state franchise taxes and other tax accruals during the period of $0.5 million, partially offset by an increase in property and casualty insurance premiums of $0.3 million.

•Management Fees. Management fees decreased during the current period due to the net effect of the sales and acquisitions of lodging properties, and a re-negotiation of property management agreements with two of our properties managers in the third quarter of 2023 that resulted in lower property management fees in the current period.

•Depreciation and Amortization. Depreciation and amortization had a minimal decrease between the six months ended June 30, 2024 and the six months ended June 30, 2023, primarily due to the net effect of the sales and acquisitions of lodging properties and renovation costs incurred during the six months ended June 30, 2023 and thereafter.

•Corporate General and Administrative. Corporate general and administrative expenses were flat for the six months ended June 30, 2024 compared with the six months ended June 30, 2023 due to an increase in employee compensation and non-cash stock-based compensation expenses of $0.8 million during the six months ended June 30, 2024, mostly offset by a decrease in legal and professional fees of $0.7 million.

•Interest Expense. Interest expense decreased during the six months ended June 30, 2024 due to lower average outstanding debt for the current period compared with the same period of the prior year.

•Gain on Extinguishment of Debt. The gain on extinguishment of debt for the six months ended June 30, 2024 was the result of the repayment of the MetaBank Loan in June 2024 prior to its scheduled maturity date, which resulted in a gain on extinguishment of debt of $3.0 million after legal fees and unamortized debt issuance costs that were written-off on the closing date. See Note 5 - Debt to the accompanying Condensed Consolidated Financial Statements.

•Other Income, net. Other income, net for the six months ended June 30, 2024 consists primarily of $0.7 million in state grants awarded during the period, and net casualty income of $0.9 million. Other income for the six months ended June 30, 2024 also includes third-party tenant income of $1.3 million, and the realization of approximately $0.8 million of tax incentives related to the NCI Transaction, partially offset by other net expense items totaling $0.7 million.

•Income Tax Expense (Benefit). Income taxes in interim quarters are based on an estimated annual effective tax rate. The Company recorded $2.6 million in income tax expense for the six months ended June 30, 2024, which represents an increase of $2.3 million from the six months ended June 30, 2023. Seasonality in quarterly net income (loss), and changes in the forecasted earnings causes variability in income taxes recorded in each quarter.

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

The following is an unaudited reconciliation of our Net income (loss), determined in accordance with GAAP, to FFO and AFFO (in thousands, except per share/unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$38,698	$890	$41,531	$(1,080)
Preferred dividends	(3,968)	(3,968)	(7,938)	(7,938)
Distributions to and accretion of redeemable non-controlling interests	(657)	(657)	(1,314)	(1,314)
Loss related to non-controlling interest in consolidated joint ventures	1,375	2,971	737	3,651
Net income (loss) applicable to Common Stock and Common Units	35,448	(764)	33,016	(6,681)
Real estate-related depreciation	35,266	36,327	70,869	72,054
(Gain) loss on disposal of assets and other dispositions, net	(28,342)	320	(28,417)	368
Adjustments related to non-controlling interests in consolidated joint ventures	(7,438)	(8,036)	(15,046)	(15,818)
FFO applicable to Common Stock and Common Units	34,934	27,847	60,422	49,923
Recoveries of credit losses	—	—	—	(250)
Amortization of debt issuance costs	1,621	1,386	3,240	2,785
Amortization of franchise fees	161	144	325	286
Amortization of intangible assets, net	911	919	1,822	1,822
Equity-based compensation	2,635	2,578	4,483	4,046
Transaction costs and other	—	18	—	24
Debt transaction costs	17	241	581	328
Gain on extinguishment of debt	(3,000)	—	(3,000)	—
Non-cash interest income, net	(133)	(133)	(266)	(263)
Non-cash lease expense, net	149	129	222	262
Casualty (gain) loss	(607)	935	(881)	1,471
Other non-cash items, net	50	—	359	768
Adjustments related to non-controlling interests in consolidated joint ventures	(368)	(913)	(941)	(1,791)
AFFO applicable to Common Stock and Common Units	$36,370	$33,151	$66,366	$59,411
FFO per share of Common Stock and Common Units	$0.28	$0.23	$0.49	$0.41
AFFO per share of Common Stock and Common Units	$0.29	$0.27	$0.54	$0.49
Weighted-average diluted shares of Common Stock and Common Units:
FFO(1) and AFFO (1)	123,834	122,432	123,664	122,223
(1)    The weighted-average diluted shares of Common Stock and Common Units used to calculate FFO and AFFO per share of Common Stock and Common Units for the three and six months ended June 30, 2023 includes the dilutive effect of our outstanding restricted stock awards. These shares were excluded from our weighted-average shares outstanding used to calculate net loss per share because they would have been antidilutive. The weighted-average shares of Common Stock and Common Units used to calculate FFO and AFFO per share of Common Stock and Common Units for the three and six months ended June 30, 2024 and 2023 exclude the potential dilution related to our Convertible Notes as we intend to settle the principal value of the Convertible Notes in cash.

The following is an unaudited reconciliation of weighted-average diluted shares of Common Stock to non-GAAP weighted-average diluted shares of Common Stock and Common Units for FFO and AFFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted-average shares of Common Stock outstanding	105,918	105,562	105,819	105,438
Dilutive effect of unvested restricted stock awards	1,072	29	1,000	122
Dilutive effect of performance stock awards	896	—	896	—
Dilutive effect of Common Units of Operating Partnership	15,948	15,977	15,949	15,977
Dilutive effect of shares of Common Stock issuable upon conversion of convertible debt	25,617	24,540	25,448	24,433
Adjusted weighted diluted shares of Common Stock	149,451	146,108	149,112	145,970

Non-GAAP adjustment for dilutive effects of restricted stock awards	—	864	—	686
Non-GAAP adjustment for dilutive effect of shares of Common Stock issuable upon conversion of convertible debt	(25,617)	(24,540)	(25,448)	(24,433)
Non-GAAP weighted diluted share of Common Stock and Common Units	123,834	122,432	123,664	122,223

AFFO applicable to shares of Common Stock and Common Units increased by $3.2 million and $7.0 million for the three and six months ended June 30, 2024 in comparison with the three and six months ended June 30, 2023 primarily as a result of the improvement in our business that was primarily driven by improving demand for business transient and group travel, and the net effect of the sales and acquisitions of lodging properties.

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

The following is an unaudited reconciliation of our Net income (loss), determined in accordance with GAAP, to EBITDA, EBITDAre and Adjusted EBITDAre, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$38,698	$890	$41,531	$(1,080)
Depreciation and amortization	36,458	37,510	73,257	74,418
Interest expense	20,830	22,248	42,412	43,157
Interest income on cash deposits	(264)	(157)	(421)	(240)
Income tax expense	2,375	791	2,592	319
EBITDA	98,097	61,282	159,371	116,574
(Gain) loss on disposal of assets and other dispositions, net	(28,342)	320	(28,417)	368
EBITDAre	69,755	61,602	130,954	116,942
Recoveries of credit losses	—	—	—	(250)
Amortization of key money liabilities	(121)	(121)	(242)	(257)
Equity-based compensation	2,635	2,578	4,483	4,046
Transaction costs and other	—	18	—	24
Debt transaction costs	17	241	581	328
Gain on extinguishment of debt	(3,000)	—	(3,000)	—
Non-cash interest income, net	(133)	(133)	(266)	(263)
Non-cash lease expense, net	149	129	222	262
Casualty (gain) loss	(607)	935	(881)	1,471
Loss related to non-controlling interest in consolidated joint ventures	1,375	2,971	737	3,651
Other non-cash items, net	50	—	362	705
Adjustments related to non-controlling interests in consolidated joint ventures	(14,200)	(15,324)	(28,229)	(29,336)
Adjusted EBITDAre	$55,920	$52,896	$104,721	$97,323

The increase in Adjusted EBITDAre for the three and six months ended June 30, 2024 in comparison with the three and six months ended June 30, 2023 is primarily a result of the improvement in our business that was primarily driven by improving demand for business transient and group travel, and the net effect of the sales and acquisitions of lodging properties.

Liquidity and Capital Resources

Our short-term cash obligations consist primarily of operating expenses and other expenditures directly associated with our lodging properties, recurring maintenance and capital expenditures necessary to maintain our lodging properties in accordance with internal and brand standards, capital expenditures to improve our lodging properties, interest payments, settlement of interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, our joint venture acquisitions and capital requirements, contractual lease payments, corporate overhead, and dividends and distributions to our stockholders and unitholders when declared and paid. Our corporate overhead primarily consists of employee compensation expenses, professional fees, corporate insurance and rent expenses. Cash requirements for our corporate overhead expenses (excluding non-cash equity-based compensation), which are generally paid from operating cash flows, were $12.5 million and $13.1 million, for the six months ended June 30, 2024 and 2023, respectively. We generally expect our corporate overhead expenses to remain consistent with the level of our operating activities and market conditions for goods and services.

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

Outstanding Indebtedness

At June 30, 2024, we had $10.0 million in borrowings under our $400 Million Revolver, $200.0 million outstanding on our $200 Million Term Loan, and $200.0 million outstanding on our 2024 Term Loan (each of such credit facilities are defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements). Each of the credit facilities was supported by the 53 lodging properties included in the credit facility borrowing base. We also had $287.5 million of Convertible Notes outstanding. In April 2024, we repaid the $55.0 million outstanding balance on our $400 Million Revolver from the net proceeds of the sale of a portfolio of two lodging properties in New Orleans, LA.

For more information concerning the 2023 Senior Credit and Term Loan Facility and the 2024 Term Loan, see "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements.

At June 30, 2024, the GIC Joint Venture had $200.0 million outstanding under the GIC Joint Venture Credit Facility (defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements), which included borrowings of $75.0 million on its $75 Million Term Loan and $125.0 million on its $125 Million Revolver. The GIC Joint Venture Credit Facility (as defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements) is secured primarily by a first priority pledge of the equity interests in the subsidiaries that own the 13-lodging property borrowing base assets, and the related TRS entities, which wholly own the TRS Lessees. See "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements for additional information.

To complete the NCI Transaction during the first quarter of 2022, the GIC Joint Venture entered into the $410.0 million GIC Joint Venture Term Loan (as defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements) that was originally secured by the 27 lodging properties (two of which have since been sold) and two parking garages acquired in the transaction and assumed a Property Assessed Clean Energy ("PACE") loan totaling $6.5 million. The outstanding balance of the PACE loan is $6.0 million at June 30, 2024. See "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements.

Additionally, the GIC Joint Venture has a mortgage loan outstanding totaling $12.7 million at June 30, 2024 related to the acquisition of the Embassy Suites in Tucson, AZ in December 2021.

In June 2017, Summit Meta 2017, LLC, a subsidiary of our Operating Partnership, entered into a $47.6 million secured, non-recourse loan with MetaBank (the "MetaBank Loan"). In June 2024, the outstanding balance of the loan was $42.3 million at which time we repaid the MetaBank Loan for $39.1 million prior to its scheduled maturity date, which represented a discount of $3.2 million and resulted in a gain on extinguishment of debt of $3.0 million after legal fees and unamortized debt issuance costs that were written-off on the closing date. As a result of this repayment, the three lodging properties previously held as collateral for the MetaBank Loan were released.

As of June 30, 2024, we have scheduled debt principal amortization payments during the next twelve months totaling $2.7 million. Currently, we have the capacity to pay these scheduled principal payments using cash on hand or draws under our $400 Million Revolver (as defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements). Our outstanding indebtedness requires us to comply with various financial and other covenants. We are in compliance with our various financial and other covenants and expect to continue to be in compliance over the next four quarters.

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

A summary of our gross debt at June 30, 2024 is as follows (dollars in thousands):

Lender	Interest Rate	Initial Maturity Date	Fully Extended Maturity Date	Number of Encumbered Properties	Principal Amount Outstanding
OPERATING PARTNERSHIP DEBT:
2023 Senior Credit and Term Loan Facility
Bank of America, NA
$400 Million Revolver (1)	7.38% Variable	6/21/2027	6/21/2028	n/a	$10,000
$200 Million Term Loan (1)	7.34% Variable	6/21/2026	6/21/2028	n/a	200,000
Total Senior Credit and Term Loan Facility					210,000

Term Loans
Regions Bank 2024 Term Loan Facility (1)	7.33% Variable	2/26/2027	2/26/2029	n/a	200,000

Convertible Notes	1.50% Fixed	2/15/2026	2/15/2026	n/a	287,500
					697,500

JOINT VENTURE DEBT:
Brickell Joint Venture Mortgage Loan
City National Bank of Florida	8.29% Variable	6/9/2025	6/9/2025	2	47,000

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver (2)	7.59% Variable	9/15/2027	9/15/2028	n/a	125,000
$75 Million Term Loan (2)	7.54% Variable	9/15/2027	9/15/2028	n/a	75,000
Bank of America, N.A. Term Loan (3)	8.21% Variable	1/13/2026	1/13/2027	n/a	396,037
Wells Fargo	4.99% Fixed	6/6/2028	6/6/2028	1	12,657
PACE loan	6.10% Fixed	7/31/2040	7/31/2040	n/a	5,992
Total GIC Joint Venture Credit Facility and Term Loans				1	614,686
Total Joint Venture Debt				3	661,686
Total Debt				3	$1,359,186

(1) The 2023 Senior Credit and Term Loan Facility and the 2024 Term Loan Facility are supported by a borrowing base of 53 unencumbered hotel properties.
(2) The $125 Million Revolver and the $75 Million Term Loan are secured by pledges of the equity in the entities and affiliated entities that own 13 lodging properties.
(3) The GIC Joint Venture Term Loan is secured by pledges of the equity in the entities (and affiliated entities) that own 25 lodging properties and two parking garages.

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

During the six months ended June 30, 2024, the fair value of our interest rate swaps increased $5.1 million due to a change in interest rate expectations. Each interest rate swap fixes the interest rates on portions of our variable interest rate indebtedness and converts SOFR from a floating rate to average fixed rates ranging from 2.56% to 3.77%.

Capital Expenditures

During the six months ended June 30, 2024, we funded $39.0 million in capital expenditures ($33.0 million on a pro rata basis) at our lodging properties. We anticipate spending approximately $65.0 million to $85.0 million on capital expenditures on a pro rata basis during 2024. We expect to fund these expenditures through a combination of cash flows from operations and borrowings under our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flows

Unaudited cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Net cash provided by operating activities	$78,475	$79,054	$(579)
Net cash provided by (used in) investing activities	50,658	(60,730)	111,388
Net cash used in financing activities	(124,262)	(9,723)	(114,539)
Net change in cash, cash equivalents and restricted cash	$4,871	$8,601	$(3,730)

Changes from the six months ended June 30, 2024 compared with the six months ended June 30, 2023 were due to the following:

•Cash provided by operating activities. Cash provided by operating activities for the six months ended June 30, 2024 was the result of net income of $91.4 million, after adjusting for non-cash items such as depreciation and amortization and equity-based compensation, and a net change in working capital of $12.9 million. Cash provided by operating activities for the six months ended June 30, 2023 was the result of net income of $80.8 million, after adjusting for non-cash items such as depreciation and amortization and equity-based compensation, and a net change in working capital of $1.7 million.

•Cash provided by (used in) investing activities. The increase in cash provided by investing activities was primarily due to the sales of lodging properties during the six months ended June 30, 2024. Cash used in investing activities for the six months ended June 30, 2023 was due the acquisitions of the Residence Inn by Marriott in Scottsdale, AZ and the Nordic Lodge in June 2023. We incurred a comparable amount of capital expenditures for the renovation of our lodging properties in both periods.

•Cash used in financing activities. Cash used in financing activities for the six months ended June 30, 2024 was primarily related to the repayment of our MetaBank and Bank of the Cascades term loans of $93.5 million, the payment of dividends and distributions of approximately $37.5 million, financing costs of approximately $2.5 million related to the 2024 Term Loan and our $200 Million GIC Joint Venture Credit Facility (as defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements), and $0.9 million related to shares acquired for employee withholding requirements, net of net borrowings of $10.0 million on our $400 Million Revolver.

Cash used in financing activities for the six months ended June 30, 2023 was primarily the net result of contributions by our GIC Joint Venture partner of $20.3 million and net borrowings of $3.8 million to complete the acquisitions of the Residence Inn by Marriott in Scottsdale, AZ and the Nordic Lodge in June 2023, offset by financing fees of approximately $7.6 million related to the amendment of our prior senior credit facility that was in effect during the six months ended June 30, 2023 and was replaced by the 2024 Senior Credit Facility (as defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements), dividends and distributions of approximately $25.8 million, and $1.4 million related to shares acquired for employee withholding requirements.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business strategies, the primary market risk to which we are exposed is interest rate risk. All of our outstanding loans are now indexed to SOFR, and therefore, our primary interest rate exposure is to SOFR. We primarily use derivative financial instruments to manage interest rate risk.

At June 30, 2024, we were party to seven interest rate derivative agreements, of which six were in effect, pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

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

At June 30, 2024, after giving effect to our interest rate derivative agreements, $906.1 million, or 67%, of our consolidated debt had fixed interest rates and $453.0 million, or 33%, had variable interest rates. At June 30, 2024, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 76% of our total pro rata indebtedness when taking into consideration interest rate swaps that are currently in effect.

Taking into consideration our existing interest rate swaps an increase or decrease in interest rates of 1.0% would decrease or increase, respectively, our cash flows by approximately $4.5 million per year. See "Note 7 - Derivative Financial Instruments and Hedging" to the accompanying Condensed Consolidated Financial Statements for additional information.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced a few years ago. As of June 30, 2024, we have scheduled debt principal amortization payments during the next twelve months totaling $2.7 million.

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

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management team evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

Not applicable.

Item 5.                                                         Other Information.

During the quarter ended June 30, 2024, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: July 29, 2024	By:	/s/ William H. Conkling
William H. Conkling Executive Vice President and Chief Financial Officer (principal financial officer)