Form 10-Q
period 2024-09-30
Summit Hotel Properties, Inc.
filed 2024-11-04
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of October 25, 2024, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 108,417,648.

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2024 (Unaudited) and December 31, 2023	1
	Condensed Consolidated Statements of Operations (Unaudited) — Three and Nine Months Ended September 30, 2024 and 2023	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) — Three and Nine Months Ended September 30, 2024 and 2023	3
	Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests (Unaudited) — Three and Nine Months Ended September 30, 2024 and 2023	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended September 30, 2024 and 2023	6
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	50

Item 4.	Controls and Procedures	51

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3.	Defaults Upon Senior Securities	52

Item 4.	Mine Safety Disclosures	52

Item 5.	Other Information	52

Item 6.	Exhibits	53

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments in lodging property, net	$2,669,478	$2,736,975
Investment in lodging property under development	5,397	1,451
Assets held for sale, net	18,621	65,736
Cash and cash equivalents	51,698	37,837
Restricted cash	7,339	9,931
Right-of-use assets, net	33,454	34,814
Trade receivables, net	20,724	21,348
Prepaid expenses and other	16,647	8,865
Deferred charges, net	6,237	6,659
Other assets	7,688	15,632
Total assets	$2,837,283	$2,939,248

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,336,095	$1,430,668
Lease liabilities, net	24,879	25,842
Accounts payable	6,130	4,827
Accrued expenses and other	96,679	81,215
Total liabilities	1,463,783	1,542,552

Commitments and contingencies (Note 11)	—	—

Redeemable non-controlling interests	50,219	50,219
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.25% Series E - 6,400,000 shares issued and outstanding at September 30, 2024 and December 31, 2023 (aggregate liquidation preference of $160,861 at September 30, 2024 and December 31, 2023, respectively)	64	64
5.875% Series F - 4,000,000 shares issued and outstanding at September 30, 2024 and December 31, 2023 (aggregate liquidation preference of $100,506 at September 30, 2024 and December 31, 2023, respectively)	40	40
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 108,453,266 and 107,593,373 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,085	1,076
Additional paid-in capital	1,244,335	1,238,896
Accumulated other comprehensive income	4,959	10,967
Accumulated deficit and distributions in excess of retained earnings	(339,047)	(339,848)
Total stockholders’ equity	911,436	911,195
Non-controlling interests	411,845	435,282
Total equity	1,323,281	1,346,477
Total liabilities, redeemable non-controlling interests and equity	$2,837,283	$2,939,248
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Room	$157,408	$161,712	$497,864	$498,982
Food and beverage	9,272	9,949	30,174	30,848
Other	10,127	10,155	30,814	28,862
Total revenues	176,807	181,816	558,852	558,692

Expenses:
Room	37,286	37,510	111,303	112,207
Food and beverage	7,289	7,684	23,130	23,679
Other lodging property operating expenses	56,330	55,826	170,061	169,780
Property taxes, insurance and other	13,250	14,369	40,822	43,308
Management fees	2,728	4,177	12,059	13,974
Depreciation and amortization	36,708	37,882	109,965	112,300
Corporate general and administrative	7,473	8,126	24,488	25,225
Transaction costs	10	—	10	24
Recovery of credit losses	—	(250)	—	(500)
Total expenses	161,074	165,324	491,838	499,997
Gain (loss) on disposal of assets, net	22	(16)	28,439	(336)
Operating income	15,755	16,476	95,453	58,359

Other income (expense):
Interest expense	(20,428)	(22,020)	(62,840)	(65,177)
Interest income	450	474	1,473	1,190
Gain on extinguishment of debt	—	—	3,000	—
Other income, net	999	661	3,813	458
Total other expense, net	(18,979)	(20,885)	(54,554)	(63,529)
(Loss) income from continuing operations before income taxes	(3,224)	(4,409)	40,899	(5,170)
Income tax expense (Note 13)	(332)	(1,360)	(2,924)	(1,679)
Net (loss) income	(3,556)	(5,769)	37,975	(6,849)
Less - Loss attributable to non-controlling interests	3,908	4,955	362	9,306
Net income (loss) attributable to Summit Hotel Properties, Inc. before preferred dividends	352	(814)	38,337	2,457
Less - Distributions to and accretion of redeemable non-controlling interests	(656)	(656)	(1,970)	(1,970)
Less - Preferred dividends	(3,968)	(3,968)	(11,906)	(11,906)
Net (loss) income attributable to common stockholders	$(4,272)	$(5,438)	$24,461	$(11,419)

(Loss) income per common share:
Basic	$(0.04)	$(0.05)	$0.23	$(0.11)
Diluted	$(0.04)	$(0.05)	$0.21	$(0.11)
Weighted-average common shares outstanding:
Basic	106,033	105,650	105,891	105,510
Diluted	106,033	105,650	150,003	105,510
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(3,556)	$(5,769)	$37,975	$(6,849)
Other comprehensive (loss) income, net of tax:
Changes in fair value of derivative financial instruments	(13,040)	3,640	(7,907)	10,225
Comprehensive (loss) income	(16,596)	(2,129)	30,068	3,376
Comprehensive loss attributable to non-controlling interests	7,475	4,140	2,261	5,375
Comprehensive (loss) income attributable to Summit Hotel Properties, Inc.	(9,121)	2,011	32,329	8,751
Distributions to and accretion on redeemable non-controlling interests	(656)	(656)	(1,970)	(1,970)
Preferred dividends and distributions	(3,968)	(3,968)	(11,906)	(11,906)
Comprehensive (loss) income attributable to common stockholders	$(13,745)	$(2,613)	$18,453	$(5,125)
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Three Months Ended September 30, 2024 and 2023
(Unaudited)
(In thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit and Distributions	Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2024	$50,219	10,400,000	$104	108,276,243	$1,083	$1,242,436	$14,432	$(326,108)	$931,947	$427,370	$1,359,317
Adjustment of redeemable non-controlling interests to redemption value	656	—	—	—	—	—	—	(656)	(656)	—	(656)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	134	134
Common stock redemption of common units	—	—	—	5,000	—	47	—	—	47	(47)	—
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(8,667)	(8,667)	(1,275)	(9,942)
Preferred dividends and distributions	(656)	—	—	—	—	—	—	(3,968)	(3,968)	—	(3,968)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(6,862)	(6,862)
Equity-based compensation	—	—	—	172,023	2	1,852	—	—	1,854	—	1,854
Other comprehensive loss	—	—	—	—	—	—	(9,473)	—	(9,473)	(3,567)	(13,040)
Net income (loss)	—	—	—	—	—	—	—	352	352	(3,908)	(3,556)
Balance at September 30, 2024	$50,219	10,400,000	$104	108,453,266	$1,085	$1,244,335	$4,959	$(339,047)	$911,436	$411,845	$1,323,281

Balance at June 30, 2023	$50,219	10,400,000	$104	107,569,738	$1,076	$1,234,947	$18,007	$(304,888)	$949,246	$462,730	$1,411,976
Adjustment of redeemable non-controlling interests to redemption value	656	—	—	—	—	—	—	(656)	(656)	—	(656)
Common stock redemption of common units	—	—	—	7,000	—	68	—	—	68	(68)	—
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(6,454)	(6,454)	(958)	(7,412)
Preferred dividends and distributions	(656)	—	—	—	—	—	—	(3,968)	(3,968)	—	(3,968)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(4,518)	(4,518)
Equity-based compensation	—	—	—	—	—	1,867	—	—	1,867	—	1,867
Shares of common stock acquired for employee withholding requirements	—	—	—	(3,249)	—	(18)	—	—	(18)	—	(18)
Other comprehensive income	—	—	—	—	—	—	2,825	—	2,825	815	3,640
Net loss	—	—	—	—	—	—	—	(814)	(814)	(4,955)	(5,769)
Balance at September 30, 2023	$50,219	10,400,000	$104	107,573,489	$1,076	$1,236,864	$20,832	$(316,780)	$942,096	$453,046	$1,395,142
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)
(In thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit and Distributions	Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2023	$50,219	10,400,000	$104	107,593,373	$1,076	$1,238,896	$10,967	$(339,848)	$911,195	$435,282	$1,346,477
Adjustment of redeemable non-controlling interests to redemption value	1,970	—	—	—	—	—	—	(1,970)	(1,970)	—	(1,970)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	356	356
Common stock redemption of common units	—	—	—	5,310	—	50	—	—	50	(50)	—
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(23,660)	(23,660)	(3,507)	(27,167)
Preferred dividends and distributions	(1,970)	—	—	—	—	—	—	(11,906)	(11,906)	(150)	(12,056)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(17,825)	(17,825)
Equity-based compensation	—	—	—	999,237	10	6,327	—	—	6,337	—	6,337
Shares of common stock acquired for employee withholding requirements	—	—	—	(144,654)	(1)	(938)	—	—	(939)	—	(939)
Other comprehensive loss	—	—	—	—	—	—	(6,008)	—	(6,008)	(1,899)	(7,907)
Net income (loss)	—	—	—	—	—	—	—	38,337	38,337	(362)	37,975
Balance at September 30, 2024	$50,219	10,400,000	$104	108,453,266	$1,085	$1,244,335	$4,959	$(339,047)	$911,436	$411,845	$1,323,281

Balance at December 31, 2022	$50,219	10,400,000	$104	106,901,576	$1,069	$1,232,302	$14,538	$(288,200)	$959,813	$448,137	$1,407,950
Adjustment of redeemable non-controlling interests to redemption value	1,970	—	—	—	—	—	—	(1,970)	(1,970)	—	(1,970)
Sale of non-controlling interests in joint venture	—	—	—	—	—	—	—	—	—	1,353	1,353
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	20,532	20,532
Common stock redemption of common units	—	—	—	7,000	—	68	—	—	68	(68)	—
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(17,161)	(17,161)	(2,555)	(19,716)
Preferred dividends and distributions	(1,970)	—	—	—	—	—	—	(11,906)	(11,906)	(161)	(12,067)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(8,673)	(8,673)
Equity-based compensation	—	—	—	848,942	8	5,905	—	—	5,913	—	5,913
Shares of common stock acquired for employee withholding requirements	—	—	—	(184,029)	(1)	(1,387)	—	—	(1,388)	—	(1,388)
Other comprehensive income	—	—	—	—	—	—	6,294	—	6,294	3,931	10,225
Other	—	—	—	—	—	(24)	—	—	(24)	(144)	(168)
Net income (loss)	—	—	—	—	—	—	—	2,457	2,457	(9,306)	(6,849)
Balance at September 30, 2023	$50,219	10,400,000	$104	107,573,489	$1,076	$1,236,864	$20,832	$(316,780)	$942,096	$453,046	$1,395,142
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc. Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$37,975	$(6,849)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	109,965	112,300
Amortization of debt issuance costs	4,880	4,379
Recovery of credit losses	—	(500)
Equity-based compensation	6,337	5,913
(Gain) loss on disposal of assets, net	(28,439)	336
Gain on extinguishment of debt	(3,000)	—
Non-cash interest income	(400)	(433)
Debt transaction costs	647	352
Other	210	623
Changes in operating assets and liabilities:
Trade receivables, net	625	(3,195)
Prepaid expenses and other	(4,853)	6,645
Accounts payable	798	1,005
Accrued expenses and other	9,393	2,591
NET CASH PROVIDED BY OPERATING ACTIVITIES	134,138	123,167
INVESTING ACTIVITIES
Acquisitions of lodging properties	—	(44,614)
Improvements to lodging properties	(61,529)	(63,027)
Investment in lodging property under development	(3,946)	—
Proceeds from tax incentive	9,896	—
Proceeds from asset dispositions, net	92,168	27,632
Escrow deposits	(2,900)	—
Funding of real estate loans	—	(4,576)
Repayments of real estate loans	—	250
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	33,689	(84,335)
FINANCING ACTIVITIES
Proceeds from borrowings on revolving line of credit	100,000	65,000
Repayments of revolving line of credit	(100,000)	(65,000)
Principal payments on debt	(94,138)	(1,784)
Proceeds from the sale of non-controlling interests	—	1,353
Dividends and distributions paid on common stock and common units	(27,024)	(19,596)
Preferred dividends and distributions paid	(14,026)	(14,037)
Contributions by non-controlling interests in joint venture	356	20,332
Distributions to joint venture partners	(17,825)	(8,673)
Financing fees, debt transaction costs and other issuance costs	(2,962)	(10,272)
Repurchase of shares of common stock for withholding requirements	(939)	(1,388)
NET CASH USED IN FINANCING ACTIVITIES	(156,558)	(34,065)
Net change in cash, cash equivalents and restricted cash	11,269	4,767

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	47,768	61,808
End of period	$59,037	$66,575

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEET TO THE AMOUNTS SHOWN IN THE STATEMENT OF CASH FLOWS ABOVE:
Cash and cash equivalents	$51,698	$55,307
Restricted cash	7,339	11,268
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$59,037	$66,575
See Notes to the Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

General

Summit Hotel Properties, Inc. (the “Company”) is a self-managed lodging property investment company that was organized in June 2010 as a Maryland corporation. The Company holds both general and limited partnership interests in Summit Hotel OP, LP (the “Operating Partnership”), a Delaware limited partnership also organized in June 2010. Unless the context otherwise requires, “we,” “us,” and “our” refer to the Company and its consolidated subsidiaries.

We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. At September 30, 2024, our portfolio consisted of 96 lodging properties with a total of 14,255 guestrooms located in 24 states. At September 30, 2024, we own 100% of the outstanding equity interests in 54 of the 96 lodging properties. We own a 51% controlling interest in 39 lodging properties through a joint venture that was formed in July 2019 with USFI G-Peak, Ltd. ("GIC"), a private limited company incorporated in the Republic of Singapore (the "GIC Joint Venture"). We also own 90% equity interests in two separate joint ventures (the "Brickell Joint Venture" and the "Onera Joint Venture"). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

At September 30, 2024, 86% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 91% were located within the top 100 MSAs, and over 99% of our guestrooms operate under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”), and InterContinental® Hotels Group (“IHG”).

Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At September 30, 2024, we owned, directly and indirectly, approximately 87% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding 6.25% Series E and 5.875% Series F preferred units of limited partnership interest. NewcrestImage (as defined in Note 5 - Debt to the Condensed Consolidated Financial Statements) owns all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units (liquidation preference $25 per unit) of the Operating Partnership ("Series Z Preferred Units") as a result of the NCI Transaction (described in Note 5 - Debt to the Condensed Consolidated Financial Statements). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as "Preferred Units."

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenues and expenses in the reporting period. Actual results could differ from those estimates. As interim statements, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and nine months ended September 30, 2024 may not be indicative of the results that may be expected for the full year of 2024. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Trade Receivables and Current Estimate of Credit Losses

We grant credit to qualified guests, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables also include credit and debit card transactions that are in the process of being settled. Trade receivables are stated at the amount billed to the guest and do not accrue interest. We regularly review the collectability of our trade receivables. A provision for losses is determined based on previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.1 million at both September 30, 2024 and December 31, 2023. Bad debt expense was $0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.3 million for each of the nine month periods ended September 30, 2024 and 2023.

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

Assets Held for Sale

We classify assets as Assets held for sale in the period in which certain criteria are met, including when the sale of the asset within one year is probable. Assets classified as Assets held for sale are no longer depreciated and are carried at the lower of carrying amount or its expected selling price less estimated costs of disposition (its fair value). We record a write-down when the carrying amounts of Assets held for sale exceed their fair value.

If we subsequently decide not to sell a long-lived asset (disposal group) classified in Assets held for sale, or if a long-lived asset (disposal group) no longer meets the Assets held for sale criteria, a long-lived asset (disposal group) is reclassified as Investments in lodging property, net in the period in which the Assets held for sale criteria are no longer met. A long-lived asset that is reclassified from Assets held for sale to Investments in lodging property, net is measured individually at the lower of either its:

i.)    Carrying amount before it was classified as Assets held for sale, adjusted for any depreciation (amortization) expense or impairment losses that would have been recognized had the asset (group) been continuously classified as Investments in lodging property, net; or
ii.)    Fair value at the date of the subsequent decision not to sell.

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

Government Grants

Government grants whose primary condition is for the purchase, construction or acquisition of long-term assets are accounted for in accordance with ASU 2021-10, Government Assistance. We record government grants in profit or loss on a systematic basis over the periods in which we recognize as expenses the related costs for which the grants are intended to compensate. Government grants related to assets are presented in our Condensed Consolidated Balance Sheets by deducting the grant in arriving at the carrying amount of the asset. Therefore, the grant is recognized in profit or loss over the life of the depreciable asset as a credit to depreciation expense.

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

Reclassifications

A lodging property with a carrying amount of approximately $8.0 million that was classified as Assets held for sale at December 31, 2023 has been reclassified to Investments in lodging property, net during the three months ended September 30, 2024 as the lodging property no longer meets the Assets held for sale criteria as of that date. We recorded additional depreciation expense of $0.2 million during the three months ended September 30, 2024 related to depreciation expense that would have been recognized had the lodging property been continuously classified as Investments in lodging property, net.

NOTE 3 - INVESTMENTS IN LODGING PROPERTY, NET

Investments in Lodging Property, net

Investments in lodging property, net is as follows (in thousands):

	September 30, 2024	December 31, 2023
Lodging buildings and improvements	$2,800,853	$2,798,667
Land	374,213	375,413
Furniture, fixtures and equipment	281,758	269,682
Construction in progress	52,536	41,359
Intangible assets	32,267	39,954
Real estate development loan, net	4,576	4,176
	3,546,203	3,529,251
Less accumulated depreciation and amortization	(876,725)	(792,276)
	$2,669,478	$2,736,975

Depreciation and amortization expense related to our lodging properties (excluding amortization of franchise fees) was $36.5 million and $37.7 million for the three months ended September 30, 2024 and 2023, respectively, and $109.5 million and $111.9 million for the nine months ended September 30, 2024 and 2023, respectively.

During the three months ended September 30, 2024, the GIC Joint Venture received a $9.9 million tax incentive payment from the City of Dallas related to the NCI Transaction (described in Note 5 - Debt to the Condensed Consolidated Financial Statements). We recorded the payment as a reduction to the accounting basis of the related depreciable assets during the three months ended September 30, 2024.

Lodging Property Acquisitions

We acquired the following properties during the nine months ended September 30, 2023 (in thousands):

Date Acquired	Brand/Hotel Name	Location	Guestrooms	Purchase Price
June 2023	Residence Inn by Marriott	Scottsdale, AZ	120	$29,000
June 2023	Nordic Lodge	Steamboat Springs, CO	47	13,700
Total			167	$42,700

All of the acquisitions completed during the nine months ended September 30, 2023 were recorded as asset acquisitions. As such, we allocated the aggregate purchase price paid for each transaction to the net assets acquired based on their relative fair values. In determining relative fair values, we made significant estimates regarding replacement costs for the buildings and furniture, fixtures and equipment, and judgments related to certain market assumptions. Acquisition costs related to the transactions have been capitalized as part of the recorded amounts of the acquired net assets.

The allocation of the aggregate purchase prices to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

Nine Months Ended September 30, 2023
Land	$12,257
Lodging buildings and improvements	29,225
Furniture, fixtures and equipment	1,331
Net assets acquired (1)	$42,813

(1)    Net assets acquired during the nine months ended September 30, 2023 is based on an aggregate purchase price of $42.7 million plus transaction costs of $0.1 million. Additionally, during the nine months ended September 30, 2023, we capitalized $2.0 million related to contingent consideration paid to the seller of the Onera property in Fredericksburg, TX. See Note 9 - Non-controlling Interests and Redeemable Non-controlling Interests for details related to the Onera Joint Venture.

We did not acquire any lodging properties during the three and nine months ended September 30, 2024.

Lodging Property Sales

The properties sold during the nine months ended September 30, 2024 were as follows:

Portfolio of Two Lodging Properties - New Orleans, LA

In April 2024, we completed the sale of the 202-guestroom Courtyard by Marriott and the 208-guestroom SpringHill Suites by Marriott, both located in New Orleans, LA, for an aggregate selling price of $73.0 million, which resulted in a gain of approximately $28.3 million that was recorded in the nine months ended September 30, 2024.

Hilton Garden Inn - Bryan (College Station), TX

In April 2024, we completed the sale of the 119-guestroom Hilton Garden Inn - Bryan (College Station), TX for $11.0 million. The net selling price of the lodging property approximated its net book value on the closing date.

Hyatt Place - Dallas (Plano), TX

In February 2024, we completed the sale of the 127-guestroom Hyatt Place - Dallas (Plano), TX for $10.3 million. We recorded a nominal gain on the sale during the nine months ended September 30, 2024 upon closing the transaction.

The properties sold during the nine months ended September 30, 2023 were as follows:

Sale of a Portfolio of Four Lodging Properties

In May 2023, we completed the sale of four lodging properties (the "Sale Portfolio") for an aggregate gross selling price of $28.1 million. The properties sold include the following:

Franchise/Brand	Location	Guestrooms
Hyatt Place	Chicago (Lombard/Oak Brook), IL	151
Hyatt Place	Chicago (Hoffman Estates), IL	126
Hilton Garden Inn	Minneapolis (Eden Prairie), MN	97
Holiday Inn Express & Suites	Minneapolis (Minnetonka), MN	93
		467

The sales proceeds approximated the net carrying amount of the Sale Portfolio at closing.

Additional Lodging Property Disposition

During the third quarter of 2024, we entered into a purchase and sale agreement to sell the 101-guestroom Four Points by Marriott San Francisco Airport hotel for an aggregate selling price of $17.7 million, at which time we reclassified the carrying value of the property to Assets held for sale, net. We closed on the sale of the property on October 23, 2024 according to the terms of the agreement and will recognize a gain of approximately $0.4 million in the fourth quarter of 2024.

Assets Held for Sale, net

Assets held for sale, net is as follows (in thousands):

	September 30, 2024	December 31, 2023
Under Contract for Sale:
Four Points by Marriott - San Francisco, CA	$16,971	$—
Courtyard by Marriott and SpringHill Suites - New Orleans, LA	—	43,504
Hilton Garden Inn - Bryan (College Station), TX	—	10,642
Hyatt Place - Dallas (Plano), TX	—	9,940
Parcel of undeveloped land - San Antonio, TX	1,225	1,225
	18,196	65,311
Marketed for Sale:
Parcel of undeveloped land - Flagstaff, AZ	425	425
	$18,621	$65,736

The parcel of undeveloped land in San Antonio, TX is currently under contract to sell, and the sale is expected to close in the first quarter of 2025.

Intangible Assets

Intangible assets, net is as follows (in thousands):

	September 30, 2024	December 31, 2023
Indefinite-lived intangible assets:
Air rights	$10,754	$10,754
Other	80	80
	10,834	10,834
Finite-lived intangible assets:
Tax incentives	12,063	19,750
Key money	9,370	9,370
	21,433	29,120
Intangible assets	32,267	39,954
Less - accumulated amortization	(5,300)	(9,251)
Intangible assets, net	$26,967	$30,703

We recorded amortization expense related to intangible assets of approximately $0.8 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively, and $2.9 million and $3.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Future amortization expense related to intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amount
2024	$782
2025	1,564
2026	1,564
2027	1,374
2028	1,016
Thereafter	9,833
$16,133

NOTE 4 — INVESTMENT IN REAL ESTATE LOANS

Real Estate Development Loans

Onera Mezzanine Financing Loan

In January 2023, we entered into an agreement with affiliates of Onera Opportunity Fund I, LP ("Onera") to provide a mezzanine financing loan of $4.6 million (the "Onera Mezzanine Loan") for the development of a glamping property in Wimberley, TX. The Onera Mezzanine Loan is secured by a second mortgage on the property and is subordinate to the senior lender for the development project. As of September 30, 2024, we have funded our entire $4.6 million commitment under the mezzanine financing loan. The loan matures 24 months from the closing date of the transaction and may be extended for an additional 12 months at the borrower's option. The borrower has exercised its option to extend the Onera Mezzanine Loan for an additional 12 months.

Additionally, we issued a $3.0 million letter of credit to the senior lender of the project as additional support for Onera's construction loan. We have not recorded a liability for this guarantee as we believe the likelihood of having to make any payment under this guarantee is remote. In the event that we fund any amount under this guarantee, we would have the right to recover any amount paid under the guarantee from Onera.

We also have an option to purchase 90% of the equity of the entity that owns the development property that became exercisable upon completion of construction in September 2024 (the "Onera Purchase Option"). The Onera Purchase Option is exercisable until the later of the first anniversary of the opening of the property or the date the Onera Mezzanine Loan is paid in full.

We recorded the estimated fair value of the Onera Purchase Option in Other assets and as a contra-asset to Investments in lodging property, net at its estimated fair value of $0.9 million on the transaction date using the Black-Scholes model. Our estimate of the fair value of the Onera Purchase Option under the Black-Scholes model requires judgment and estimates primarily related to the volatility of our stock price and expected levels of future dividends on our common stock.

The recorded amount of the Onera Purchase Option was amortized as non-cash interest income beginning in January 2023 using the straight-line method, which approximates the interest method, and through September 2024 when the Onera Purchase Option became exercisable. For each of the three month periods ended September 30, 2024 and 2023, we amortized $0.1 million of the carrying amount of the Onera Purchase Option as non-cash interest income, and for each of the nine month periods ended September 30, 2024 and 2023, we amortized $0.4 million of the carrying amount of the Onera Purchase Option as non-cash interest income.

NOTE 5 - DEBT

At September 30, 2024, our indebtedness was comprised of borrowings under our 2023 Senior Credit Facility (as defined below), the 2024 Term Loan (as defined below), the GIC Joint Venture Credit Facility (as defined below), the GIC Joint Venture Term Loan (as defined below), the PACE loan (as defined below), the Convertible Notes (as defined below), and two loans secured by first priority mortgage liens on three lodging properties.

We have entered into interest rate swaps to fix the interest rates on a portion of our variable interest rate indebtedness. The weighted-average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 5.25% at September 30, 2024 and 5.31% at December 31, 2023. There are currently no defaults under any of the Company's loan agreements.

Debt, net of debt issuance costs, is as follows (in thousands):

	September 30, 2024	December 31, 2023
Revolving debt	$125,000	$125,000
Term loans	871,037	910,000
Convertible notes	287,500	287,500
Mortgage loans	65,007	123,339
	1,348,544	1,445,839
Unamortized debt issuance costs	(12,449)	(15,171)
Debt, net of debt issuance costs	$1,336,095	$1,430,668

Our total fixed-rate and variable-rate debt, after consideration of our interest rate derivative agreements that are currently in effect, is as follows (in thousands):

	September 30, 2024	Percentage	December 31, 2023	Percentage
Fixed-rate debt (1)	$905,977	67%	$956,414	66%
Variable-rate debt	442,567	33%	489,425	34%
	$1,348,544		$1,445,839

(1) At September 30, 2024, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 77% of our total pro rata indebtedness when taking into consideration interest rate swaps that are currently in effect.

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Convertible notes	$287,500	$272,090	$287,500	$256,141	Level 1 - Market approach
Mortgage loans	18,477	17,632	68,915	60,883	Level 2 - Market approach
	$305,977	$289,722	$356,415	$317,024

Detailed information about our debt at September 30, 2024 and December 31, 2023 is as follows (dollars in thousands):

					Principal Balance Outstanding
Lender	Interest Rate	Initial Maturity Date	Fully Extended Maturity Date	Number of Encumbered Properties	September 30, 2024	December 31, 2023
OPERATING PARTNERSHIP DEBT:
2023 Senior Credit Facility
Bank of America, N.A.
$400 Million Revolver (1)	6.90% Variable	6/21/2027	6/21/2028	n/a	$—	$—
$200 Million Term Loan (1)	7.25% Variable	6/21/2026	6/21/2028	n/a	200,000	200,000
Total Senior Credit Facility					200,000	200,000

Term Loans
KeyBank National Association Term Loan (1) (2)	n/a	2/14/2025	2/14/2025	n/a	—	225,000
Regions Bank 2024 Term Loan Facility (1)	7.25% Variable	2/26/2027	2/26/2029	n/a	200,000	—
					200,000	225,000

Convertible Notes	1.50% Fixed	2/15/2026	2/15/2026	n/a	287,500	287,500

Secured Mortgage Indebtedness
MetaBank (2)	n/a	7/1/2027	7/1/2027	n/a	—	42,611
Bank of the Cascades (2)	n/a	12/19/2024	12/19/2024	n/a	—	7,425
	n/a	12/19/2024	12/19/2024	n/a	—	7,425
Total Mortgage Loans				—	—	57,461
Total Operating Partnership Debt					687,500	769,961

JOINT VENTURE DEBT:
Brickell Joint Venture Mortgage Loan
City National Bank of Florida	8.11% Variable	6/9/2025	6/9/2025	2	46,530	47,000

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver (3)	7.53% Variable	9/15/2027	9/15/2028	n/a	125,000	125,000
$75 Million Term Loan (3)	7.48% Variable	9/15/2027	9/15/2028	n/a	75,000	75,000
Bank of America, N.A. Term Loan (4)	8.11% Variable	1/13/2026	1/13/2027	n/a	396,037	410,000
Wells Fargo	4.99% Fixed	6/6/2028	6/6/2028	1	12,593	12,785
PACE loan	6.10% Fixed	7/31/2040	7/31/2040	n/a	5,884	6,093
Total GIC Joint Venture Credit Facility and Term Loans				1	614,514	628,878
Total Joint Venture Debt				3	661,044	675,878
Total Debt				3	$1,348,544	$1,445,839

(1) The 2023 Senior Credit Facility and the Regions Bank 2024 Term Loan Facility are supported by a borrowing base of 53 unencumbered hotel properties.
(2) The KeyBank Term Loan was paid off with proceeds from the Regions Bank 2024 Term Loan. The MetaBank loan was paid off in June 2024. The Bank of the Cascades mortgage loan was comprised of two promissory notes which were repaid in May 2024.
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

At September 30, 2024, our $200 Million Term Loan was fully funded, and we had no outstanding borrowings under our $400 Million Revolver.

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

The 2023 Senior Credit Facility requires the Company and certain subsidiaries to pledge to the secured parties all of the equity interests in the entities that own the 53 properties included in the borrowing base assets, the related TRS entities that lease each of the borrowing base assets, and all other subsidiaries of the borrower and the subsidiary guarantors, subject to certain exceptions. Borrowings are limited by the value of the pledged properties.

We are required to comply with various financial and other covenants to draw and maintain borrowings under the $400 Million Revolver.

Amendment to the 2023 Senior Credit Facility

In September 2024, we executed an amendment to the 2023 Senior Credit Facility. Under the amendment, we may elect at our sole discretion that the Unsecured Leverage Ratio (as defined in the loan documents) may exceed 60% but shall in no event exceed 65% for such fiscal quarter and the next three succeeding fiscal quarters (the “Unsecured Leverage Increase Period”). Once this one-time right has been exercised and after the Unsecured Leverage Increase Period expires, the 2023 Senior Credit Facility will revert back to the prior Unsecured Leverage Ratio pursuant to which the credit availability under the 2023 Senior Credit Facility will be limited to the 60% Unsecured Leverage Ratio for the remainder of the term of the 2023 Senior Credit Facility. We have not yet made the election under the amendment.

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

The 2024 Term Loan has an initial maturity date of February 2027 and can be extended for two 12-month periods by the Company, subject to certain conditions. At September 30, 2024, the 2024 Term Loan was fully funded.

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

We are required to comply with various financial and other covenants to maintain borrowings under the 2024 Term Loan.

Amendment to 2024 Term Loan

In September 2024, we executed an amendment to the 2024 Term Loan. Under the amendment, we may elect at our sole discretion that the Unsecured Term Loan Leverage Ratio (as defined in the loan documents) may exceed 60% but shall in no event exceed 65% for such fiscal quarter and the next three succeeding fiscal quarters (the “Unsecured Term Loan Leverage Increase Period”). Once this one-time right has been exercised and after the Unsecured Term Loan Leverage Increase Period expires, the 2024 Term Loan will revert back to the prior Unsecured Term Loan Leverage Ratio pursuant to which the credit availability under the 2024 Term Loan will be limited to the 60% Unsecured Term Loan Leverage Ratio for the remainder of the term of the 2024 Term Loan. We have not yet made the election under the amendment.

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

The Convertible Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The Convertible Notes will mature on February 15, 2026 (the “Maturity Date”), unless earlier converted, purchased, or redeemed. Prior to August 15, 2025, the Convertible Notes will be convertible only upon certain circumstances and during certain periods. On or after August 15, 2025 and through the Maturity Date, holders may convert any of their Convertible Notes into shares of the Company’s common stock, at the applicable conversion rate, unless the Convertible Notes have been previously purchased or redeemed by the Company. The Company recorded interest expense of $1.1 million for each of the three month periods ended September 30, 2024 and 2023, and $3.2 million for each of the nine month periods ended September 30, 2024 and 2023. The Company incurred debt issuance costs related to the Convertible Notes Offering of $7.6 million, of which $0.4 million was amortized as non-cash interest expense for each of the three month periods ended September 30, 2024 and 2023, respectively, and $1.1 million for each of the nine month periods ended September 30, 2024 and 2023. Including the amortization of the debt issuance costs, the effective interest rate on the Convertible Notes was approximately 2.00% for the three and nine month periods ended September 30, 2024 and 2023. The unamortized discount related to the Convertible Notes was $2.1 million and $3.2 million at September 30, 2024 and December 31, 2023, respectively.

The initial conversion rate of the Convertible Notes is 83.4028 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $11.99 per share of common stock based on the 37.5% base conversion premium on the reference price of $8.72 per share. In no event will the conversion rate exceed 114.6788 shares of common stock per $1,000 principal amount of Convertible Notes, subject to certain adjustments defined in the Convertible Notes Offering. Commensurate with the declaration of dividends and distributions on our common stock and Common Units, respectively, on September 1, 2024, the conversion rate of the Convertible Notes was adjusted to 90.24 shares of common stock per $1,000 principal amount of Convertible Notes.

In January 2021, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the underwriters or their respective affiliates and another financial institution (the “Capped Call Counterparties”). The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the number of shares of common stock underlying the Convertible Notes. The Capped Call Transactions are generally expected to reduce the potential dilution to holders of shares of common stock upon conversion of the Convertible Notes or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted Convertible Notes upon conversion thereof, with such reduction or offset subject to a cap.

The effective strike price of the Capped Call Transactions was initially $15.26, which represented a premium of 75.0% over the last reported sale price of our common stock on the New York Stock Exchange on January 7, 2021 and is subject to certain adjustments under the terms of the Capped Call transactions. The current strike price is $14.10 due to the adjustments related to the dividends paid during the period that the Capped Call securities have been outstanding.

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

Bank of the Cascades

In May 2024, we repaid the outstanding principal of the Bank of the Cascades loan that was scheduled to mature in December 2024 with no prepayment penalty. This repayment resulted in the release of the lodging property that was pledged as collateral for this mortgage loan.

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

The GIC Joint Venture Credit Facility is comprised of a $125.0 million revolving credit facility (the “$125 Million Revolver”) and a $75.0 million term loan (the “$75 Million Term Loan”). The GIC Joint Venture Credit Facility has an accordion feature which allows the GIC Joint Venture to increase the total commitments by up to $300.0 million, for aggregate potential borrowings of up to $500.0 million. At September 30, 2024, we had $125.0 million outstanding under the $125 Million Revolver and the $75 Million Term Loan was fully funded.

Amendments to the GIC Joint Venture Credit Facility

In February 2023, the Borrower entered into the Fifth Amendment to Credit Agreement to, among other things, convert the reference rate used in interest rate calculations from the London Interbank Offered Rate ("LIBOR") to adjusted term or daily SOFR (using a 10-basis point credit spread adjustment), with Borrower's option to borrow base rate advances, term SOFR advances or daily SOFR advances.

In September 2023, the GIC Joint Venture entered into an amendment to the GIC Joint Venture Credit Facility (the "GIC Joint Venture Credit Amendment"). The GIC Joint Venture Credit Amendment extends the maturity of the $125 Million Revolver and the $75 Million Term Loan to September 2027, which may be further extended by the Company for a single twelve-month period, subject to certain conditions.

The interest rate on the $125 Million Revolver is unchanged and is based on the higher of the following:

i.Daily SOFR or Term SOFR (1-month or 3-month), plus a SOFR adjustment of 0.10%, plus a margin of 2.15%, or,

ii.the applicable base rate, which is the greater of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month Term SOFR plus 1.00%, plus a base rate margin of 1.15%.

The interest rate on the $75 Million Term Loan is five basis points less than the interest rate on the $125 Million Revolver.

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

GIC Joint Venture Term Loan

In January and March 2022, the Operating Partnership and the GIC Joint Venture closed on a transaction with NewcrestImage Holdings, LLC, a Delaware limited liability company, and NewcrestImage Holdings II, LLC, a Delaware limited liability company (together, “NewcrestImage”), to acquire a portfolio of 27 lodging properties, containing an aggregate of 3,709 guestrooms, and two parking structures containing 1,002 spaces, and various financial incentives for an aggregate purchase price of $822.0 million (the "NCI Transaction"). In connection with the NCI Transaction, in January 2022, Summit JV MR 2, LLC, Summit JV MR 3, LLC and Summit NCI NOLA BR 184, LLC (each of which is a subsidiary of the GIC Joint Venture, and are collectively, the “Term Loan Borrower”), the GIC Joint Venture, as parent guarantor, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a $410.0 million senior secured term loan facility (the “GIC Joint Venture Term Loan”) with Bank of America, N.A., as administrative agent and initial lender, Wells Fargo Bank, National Association, as syndication agent and an initial lender, and BofA Securities, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners.

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

At September 30, 2024, we had $396.0 million outstanding on the GIC Joint Venture Term Loan bearing interest at a floating rate of SOFR plus 2.75%.

The GIC Joint Venture Term Loan is secured primarily by a first priority pledge of the Term Loan Borrower's equity interests in the subsidiaries that hold a direct or indirect interest in 25 of the lodging properties and two parking facilities purchased in the NCI Transaction that constitute borrowing base assets. The GIC Joint Venture Term Loan contains terms, conditions, and covenants typical for similar credit facilities.

PACE Loan

As part of the NCI Transaction, a subsidiary of the GIC Joint Venture assumed a Property Assessed Clean Energy ("PACE") loan of approximately $6.5 million. The loan bears fixed interest at 6.10%, has an amortization period of 20 years, and matures on July 31, 2040. The PACE loan is secured by an assessment lien imposed by the County of Tarrant, TX for the benefit of the lender. At September 30, 2024, the outstanding balance of the PACE loan was $5.9 million.

NOTE 6 - LEASES

The Company has operating leases related to the land under certain lodging properties, conference centers, parking spaces, automobiles, our corporate office, and miscellaneous office equipment. These leases have remaining terms of one year to 73.8 years, some of which include options to extend the leases for additional years. The exercise of lease renewal options is at our sole discretion. At September 30, 2024 and December 31, 2023, the weighted-average operating lease term was approximately 32.1 years and 32.2 years, respectively. Certain leases also include options to purchase the leased property. At September 30, 2024 and December 31, 2023, our weighted-average incremental borrowing rate for leases was 4.8%.

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business. In addition, we lease certain owned real estate to third parties. We recorded gross third-party tenant income of $0.6 million for each of the three month periods ended September 30, 2024 and 2023, and $2.0 million during each of the nine month periods ended September 30, 2024 and 2023, which was recorded in Other income, net in our Condensed Consolidated Statement of Operations.

During each of the three month periods ended September 30, 2024 and 2023, the Company's total operating lease cost was $1.1 million, and the cash payments on operating leases were $1.0 million.

During each of the nine month periods ended September 30, 2024 and 2023, the Company's total operating lease cost was $3.4 million, and the cash payments on operating leases were $3.0 million.

Operating lease maturities at September 30, 2024 are as follows (in thousands):

For the Year Ending December 31,	Amount
2024	$554
2025	2,252
2026	2,206
2027	2,249
2028	2,090
Thereafter	35,802
Total lease payments (1)	45,153
Less: Imputed interest	(20,274)
Total	$24,879

(1)Certain payments above include future increases to the minimum fixed rent based on the Consumer Price Index in effect at the initial measurement of the lease balances.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at September 30, 2024 and December 31, 2023 is as follows (dollars in thousands):

				Notional Amount			Fair Value
Contract date	Effective Date	Expiration Date	Average Annual Effective Fixed Rate	September 30, 2024		December 31, 2023	September 30, 2024	December 31, 2023
Operating Partnership:
June 11, 2018	September 28, 2018	September 30, 2024	2.86%	$75,000		$75,000	$—	$1,170
June 11, 2018	December 31, 2018	December 31, 2025	2.92%	125,000		125,000	1,256	2,877
July 26, 2022	January 31, 2023	January 31, 2027	2.60%	100,000		100,000	1,671	3,134
July 26, 2022	January 31, 2023	January 31, 2029	2.56%	100,000		100,000	2,655	4,273
Total Operating Partnership				400,000		400,000	5,582	11,454

GIC Joint Venture:
March 24, 2023	July 1, 2023	January 13, 2026	3.35%	100,000		100,000	329	1,250
March 24, 2023	July 1, 2023	January 13, 2026	3.35%	100,000		100,000	330	1,254
January 19, 2024	October 1, 2024	January 13, 2026	3.77%	100,000	(1)	—	(190)	—
Total GIC Joint Venture				300,000		200,000	469	2,504
Total				$700,000		$600,000	$6,051	$13,958

(1)     At December 31, 2023, we had interest rate swaps that were in effect with a notional amount totaling $600.0 million. In January, 2024, we executed one additional interest rate swap with a notional amount totaling $100.0 million that became effective on October 1, 2024.

At September 30, 2024, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 77% of our total pro rata indebtedness when taking into consideration interest rate swaps that are currently in effect.

At September 30, 2024 and December 31, 2023, we had $600.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date.

In January 2024, subsidiaries of the GIC Joint Venture that are the borrowers under the GIC Joint Venture Term Loan entered into a $100.0 million interest rate swap to fix one-month term SOFR until January 2026. The interest rate swap became effective on October 1, 2024 and has an expiration date of January 13, 2026. Pursuant to the interest rate swap, we will pay a fixed rate of 3.77% and receive the one-month term SOFR floating rate index.

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At September 30, 2024 all but one of our interest rate swaps were in an asset position and at December 31, 2023, all our interest rate swaps were in an asset position. Derivative assets related to our interest rate swaps are recorded in Other assets and derivative liabilities are recorded in Accrued expenses in our Condensed Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Accumulated other comprehensive income in our Condensed Consolidated Balance Sheets and are reclassified as Interest expense in our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings. In the next twelve months, we estimate that $4.4 million will be reclassified from Accumulated other comprehensive income and recorded as a decrease to Interest expense.

We characterize the realized and unrealized gain or loss related to derivative financial instruments designated as cash flow hedges as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized (loss) gain recognized in Accumulated other comprehensive income (loss) on derivative financial instruments	$(9,380)	$7,229	$3,093	$18,074
Gain reclassified from Accumulated other comprehensive income to Interest expense	$3,660	$3,589	$11,000	$7,849
Total interest expense and other finance expense presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$20,428	$22,020	$62,840	$65,177

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

Changes in Common Stock during the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023
Beginning shares of Common Stock outstanding	107,593,373	106,901,576
Common Unit redemptions	5,310	7,000
Grants under the Equity Plan (as defined below in Note 12 - Equity-Based Compensation)	1,235,098	875,055
Annual grants to independent directors	127,491	113,141
Performance share and other forfeitures	(363,352)	(139,254)
Shares acquired for employee withholding requirements	(144,654)	(184,029)
Ending shares of Common Stock outstanding	108,453,266	107,573,489

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

NewcrestImage and other unaffiliated third parties collectively owned 15,943,318 and 15,948,628 of Common Units at September 30, 2024 and December 31, 2023, respectively, which represents approximately 13% of the outstanding Common Units.

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

Non-controlling Interests in Consolidated Joint Ventures

At September 30, 2024, the Company is a partner with a majority equity interest in the three joint ventures described below, which are consolidated in our Condensed Consolidated Financial Statements. The portion of net income (loss) allocated to these non-controlling interests is included on the Company’s Condensed Consolidated Statements of Operations as Loss attributable to non-controlling interests.

GIC Joint Venture

In July 2019, the Company entered into the GIC Joint Venture to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the GIC Joint Venture and has historically and in the future intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the GIC Joint Venture and has the potential to earn incentive fees based on the GIC Joint Venture achieving certain return thresholds. At September 30, 2024, the GIC Joint Venture owns 39 lodging properties containing 5,334 guestrooms in nine states.

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

Brickell Joint Venture

In June 2022, the Company entered into the Brickell Joint Venture to facilitate the exercise of a purchase option to acquire a 90% equity interest in the AC/Element Hotel in Miami, FL. Our joint venture partner, C-F Brickell, owns the remaining 10% equity interest in the Brickell Joint Venture. The Company has an option to purchase the remaining 10% equity interest in the Brickell Joint Venture from C-F Brickell in December 2026 with the exercise of a second purchase option at its market value on the exercise date. The Company serves as the managing member of the Brickell Joint Venture.

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

The Onera Joint Venture owns a 100% fee simple interest in real property and improvements located in Fredericksburg, TX. The property currently consists of 11 glamping lodging units. The Onera Joint Venture incurred $3.9 million of development costs during the nine months ended September 30, 2024, and $5.4 million from inception of the development related to the development of phase two of a property that is recorded as Investment in lodging property under development in our Condensed Consolidated Balance Sheets at September 30, 2024. The Company serves as the managing member of the Onera Joint Venture.

Redeemable Non-controlling Interests

In connection with the NCI Transaction, Summit Hotel GP, LLC, a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership, on its own behalf as general partner of the Operating Partnership and on behalf of the limited partners of the Operating Partnership, on January 13, 2022, entered into the Tenth Amendment (the “Tenth Amendment”) to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, to provide for the issuance of up to 2,000,000 Series Z Preferred Units. The Series Z Preferred Units rank on a parity with the Operating Partnership’s 6.25% Series E and 5.875% Series F Preferred Units and holders will receive quarterly distributions at a rate of 5.25% per year. From issuance until the tenth anniversary of their issuance, the Series Z Preferred Units will be redeemable at the holder’s request at any time, or in connection with a change of control of the Company, for cash or shares of the Company’s 5.25% Series Z Cumulative Perpetual Preferred Stock (which will be designated and authorized following notice of redemption by holder of the Series Z Preferred Units) at the Company’s election, on a one-for-one basis. After the fifth anniversary of their issuance, the Company may redeem the Series Z Preferred Units for cash at a redemption amount of $25 per unit. For a 90-day period immediately following both the tenth and the eleventh anniversaries of their issuance or in connection with a change of control of the Company, the Series Z Preferred Units will be redeemable at the holder’s request for cash at a redemption amount of $25 per unit. In January 2022 and March 2022, in connection with the NCI Transaction, the Operating Partnership issued an aggregate of 2,000,000 Series Z Preferred Units as partial consideration for the purchase. At September 30, 2024, the redeemable Series Z Preferred Units issued in connection with the NCI Transaction are recorded as temporary equity and reflected as Redeemable non-controlling interests in our Condensed Consolidated Balance Sheets.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at September 30, 2024 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$6,241	$—	$6,241
Onera Purchase Option	—	—	931	931
Liabilities:
Interest rate swaps	—	190	—	190

	Fair Value Measurements at December 31, 2023 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$13,958	$—	$13,958
Onera Purchase Option	—	—	931	931

The Onera Purchase Option does not have a readily determinable fair value. The fair value was estimated using the Black-Scholes model and was based on unobservable inputs for which there is little or no market information available. As such, we were required to develop assumptions to estimate the fair value of the Onera Purchase Option as follows (dollars in thousands):

Exercise price	$8,206
First option exercise date (1)	10/1/2024
Expected volatility	52.20%
Risk free rate	4.15%
Expected annualized equity dividend yield	—%
(1)The first option exercise date is the date used for estimating the fair value of the purchase option. The Onera Purchase Option became exercisable in September 2024 when construction of the lodging development was complete and the property was open for business.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Franchise Agreements

All of our lodging properties (with the exception of the Onera Joint Venture property and the Nordic Lodge - Steamboat Springs, CO) operate under franchise agreements with major hotel franchisors. The initial terms of our franchise agreements generally range from 10 to 30 years with various extension provisions. Each franchisor receives franchise fees ranging from 3% to 6% of each lodging property’s room revenue, and some agreements require that we pay marketing fees of up to 4% of room revenue. In addition, some of these franchise agreements require that we deposit into a reserve fund for capital expenditures up to 5% of the lodging property's gross room revenue to ensure that we comply with the franchisor's standards and requirements. We also pay fees to our franchisors for services related to reservation and information systems. We expensed fees related to our franchise agreements of $13.3 million and $13.0 million for the three months ended September 30, 2024 and 2023, respectively, and $40.9 million and $40.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Management Agreements

Our lodging properties operate pursuant to management agreements with various professional third-party management companies. The remaining terms of our management agreements range from month-to-month to 12 years and have various extension provisions. Each management company receives a base management fee, which is a percentage of total lodging property revenues. In addition, our lodging property management agreements generally provide that the lodging property manager can earn an incentive fee for hotel-level Earnings Before Interest, Taxes, Depreciation and Amortization over certain thresholds of a required investment return. In some cases, there are also monthly fees for certain services, such as accounting and shared services, based on the number of guestrooms. Generally, there are also incentive fees payable to our property managers based on attaining certain financial thresholds at lodging properties under their management. Management fee expenses were $2.7 million and $4.2 million for the three months ended September 30, 2024 and 2023, respectively, and $12.1 million and $14.0 million for the nine months ended September 30, 2024 and 2023, respectively. We executed amendments to certain property management agreements that resulted in lower property management fees for the three and nine months ended September 30, 2024.

Litigation

We are involved from time to time in litigation arising in the ordinary course of business. There are currently no pending legal actions that we believe would have a material effect on our consolidated financial position or results of operations.

NOTE 12 - EQUITY-BASED COMPENSATION

Our currently outstanding equity-based awards were issued under the prior Summit Hotel Properties, Inc. 2011 Equity Incentive Plan, and the Summit Hotel Properties, Inc. 2024 Equity Incentive Plan effective May 22, 2024 (the "Equity Plan"), which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other equity-based awards or incentive awards. Stock options granted may be either incentive stock options or non-qualified stock options. Vesting terms may vary with each grant. At September 30, 2024, we only have outstanding restricted stock awards. All of our outstanding equity-based awards are classified as equity awards.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock award activity under our Equity Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2023	861,713	$8.79	$5,791
Granted	727,692	6.49
Vested	(369,312)	9.24
Forfeited	(39,422)	7.06
Non-vested at September 30, 2024	1,180,671	$7.29	$8,099

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

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under the Equity Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2023	1,056,272	$11.93	$7,098
Granted	507,406	7.40
Forfeited	(323,930)	14.05
Non-vested at September 30, 2024	1,239,748	$9.52	$8,505

(1)    The amounts included in this column represent the expected future value of the performance-based restricted stock awards calculated using the Monte Carlo simulation valuation model.

Our performance-based restricted stock awards are market-based awards and are accounted for based on the fair value of our Common Stock on the grant date. The fair value of the performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model. These awards cliff vest on the third anniversary of the grants based on our total shareholder return relative to the total shareholder return of companies within the Dow Jones U.S. Hotels Index (the "Index") at the end of the performance period or upon a change in control. The awards generally require continuous service during the performance period and are subject to the other conditions described in the Equity Plan or award document.

The number of shares the executive officers may earn under these awards range from zero shares to twice the number of shares granted based on our percentile ranking within the Index at the end of the performance period. In addition, a portion of the performance-based shares may be earned based on the Company's absolute total shareholder return calculated during the performance period.

The holders of these performance-based restricted stock awards have the right to vote their unvested restricted shares of Common Stock and any dividends declared accrue and will be subject to the same vesting conditions as the performance awards. Further, if additional shares are earned based on our percentile ranking within the index, dividends will be paid as if the additional shares had been held throughout the entire performance period.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate general and administrative expenses in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Time-based restricted stock	$863	$880	$2,622	$2,418
Performance-based restricted stock	991	987	2,948	2,740
Director stock	—	—	767	755
	$1,854	$1,867	$6,337	$5,913

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to forfeitures of time-based restricted stock.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $11.5 million at September 30, 2024 and will be recorded as follows (in thousands):

	Total	2024	2025	2026	2027
Time-based restricted stock	$5,878	$928	$2,797	$1,730	$423
Performance-based restricted stock	5,636	991	2,904	1,512	229
	$11,514	$1,919	$5,701	$3,242	$652

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

We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. Certain of our TRS Lessees have incurred operating losses in the past and the realizability of our deferred tax assets as of September 30, 2024 is not reasonably assured. Therefore, we have recorded a valuation allowance against substantially all our deferred tax assets at September 30, 2024. We may reverse the valuation allowance in the future as additional evidence becomes available to support the realizability of the deferred tax assets.

The Company recorded income tax expense of $0.3 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively, and $2.9 million and $1.7 million for the nine months ended September 30, 2024 and 2023, respectively.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. In general, we are not subject to tax examinations by tax authorities for years before 2018. In the normal course of business, we are subject to examination by federal, state, and local jurisdictions where applicable. We had no unrecognized tax benefits at September 30, 2024. We expect no significant increase or decrease in unrecognized tax benefits due to changes in tax positions within the next year.

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

Diluted EPS is computed by dividing net income (loss) available to common stockholders, as adjusted for dilutive securities, by the weighted-average number of shares of Common Stock outstanding plus dilutive securities. Any anti-dilutive securities are excluded from the diluted EPS calculation. Potentially dilutive shares include unvested restricted share grants and unvested performance share grants, calculated using the treasury stock method or the if-converted method, shares of Common Stock issuable upon conversion of convertible debt and shares of Common Stock issuable upon conversion of Common Units of our Operating Partnership.

Below is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income attributable to common stockholders	$(4,272)	$(5,438)	$24,461	$(11,419)
Adjusted for:
Allocation of income to participating securities	—	—	(231)	—
Net (loss) income allocated to common stockholders - basic	(4,272)	(5,438)	24,230	(11,419)
Adjusted for:
Interest rate effect on assumed conversion of convertible debt	—	—	3,244	—
Adjustment for income allocated to dilutive participating securities	—	—	3,864	—
Net (loss) income allocated to common stockholders - diluted	$(4,272)	$(5,438)	$31,338	$(11,419)

Denominator:
Weighted average common shares outstanding - basic	106,033	105,650	105,891	105,510
Adjusted for:
Dilutive effect of equity-based compensation awards	—	—	2,551	—
Effect of assumed conversion of convertible debt	—	—	25,614	—
Effect of assumed conversion of Operating Partnership units	—	—	15,947	—
Weighted average common shares outstanding - diluted	106,033	105,650	150,003	105,510

Net (loss) income per share available to common stockholders:
Basic	$(0.04)	$(0.05)	$0.23	$(0.11)
Diluted	$(0.04)	$(0.05)	$0.21	$(0.11)

The effect of the conversion of the Convertible Notes and the Common Units of the Operating Partnership has been included in the denominator of diluted earnings per share for the nine months ended September 30, 2024. Due to the net loss attributable to common stockholders for basic earnings per share for the three month periods ended September 30, 2024 and 2023, and the nine month period ended September 30, 2023, equity shares computed under the treasury stock method, shares issuable upon conversion of the Convertible Notes, and the effect of the conversion of Common Units of the Operating Partnership have been excluded from the number of shares used in calculating diluted loss per share as their inclusion would be antidilutive.

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

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash payments for interest	$60,269	$59,836
Insurance premium financing	$—	$3,106
Accrued acquisitions and improvements to lodging properties	$10,269	$5,504
Increase in carrying amount of lodging property related to contingent consideration	$—	$200
Cash payments for income taxes, net of refunds	$2,252	$2,250
Accrued and unpaid dividends	$143	$120

NOTE 16 - SUBSEQUENT EVENTS

Hotel Property Disposition

In October 2024, we completed the sale of the 101-guestroom Four Points by Marriott San Francisco Airport hotel for $17.7 million, which resulted in a gain of approximately $0.4 million (see Note 3 - Investments in Lodging Property, net).

Dividends

On October 24, 2024, our Board of Directors declared quarterly cash dividends and distributions of $0.08 per share on our Common Stock and per Common Unit of the Operating Partnership and cash dividends of $0.390625 per share of 6.25% Series E Preferred Stock and $0.3671875 per share of 5.875% Series F Preferred Stock. The Board of Directors also declared on behalf of the Operating Partnership, a cash distribution of $0.328125 per share of the Operating Partnership's unregistered 5.25% Series Z Cumulative Perpetual Preferred Units. The dividends and distributions are payable on November 29, 2024 to holders of record as of November 15, 2024.

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

•availability of and the abilities of our property managers and us to retain qualified personnel at our lodging properties and corporate offices;
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

Overview

Summit Hotel Properties, Inc. is a self-managed lodging property investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. Our lodging properties are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership, Summit Hotel OP, LP (the “Operating Partnership”). Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At September 30, 2024, we owned, directly and indirectly, approximately 87% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding 6.25% Series E and 5.875% Series F preferred units of limited partnership interest. NewcrestImage Holdings, LLC and NewcrestImage Holdings II, LLC own all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units (liquidation preference $25 per unit) of the Operating Partnership ("Series Z Preferred Units"), which was issued as part of the NCI Transaction (as defined in "Note 5 -Debt" to the accompanying Condensed Consolidated Financial Statements). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as "Preferred Units."

At September 30, 2024, our portfolio consisted of 96 lodging properties with a total of 14,255 guestrooms located in 24 states. We own our lodging properties in fee simple, except for seven lodging properties which are subject to ground leases or subleases. As of September 30, 2024, we own 100% of the outstanding equity interests in 54 of the 96 lodging properties. We own a 51% controlling interest in 39 lodging properties through a joint venture that was formed in July 2019 with USFI G-Peak, Ltd. ("GIC"), a private limited company incorporated in the Republic of Singapore (the “GIC Joint Venture”). We also own 90% equity interests in two separate joint ventures (the "Brickell Joint Venture" and the "Onera Joint Venture"). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

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

We have elected to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011. To qualify as a REIT, we cannot operate or manage our lodging properties. Accordingly, all of our lodging properties are leased to our taxable REIT subsidiaries ("TRS Lessees" or "TRSs"). All of our lodging properties are operated pursuant to lodging property management agreements between our TRS Lessees and professional, third-party lodging property management companies that are not affiliated with us as follows:

Management Company	Number of Properties	Number of Guestrooms
Affiliates of Aimbridge Hospitality, LLC	50	7,525
OTO Development, LLC	11	1,559
Affiliates of Magna Hospitality Group, L.C.	8	1,220
Stonebridge Realty Advisors, Inc. and affiliates	8	1,143
Crestline Hotels & Resorts, LLC	7	927
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	4	563
White Lodging Services Corporation	2	453
Hersha Hospitality Management	2	338
Concord Hospitality Enterprises Company, LLC	2	264
InterContinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Blink Data Services, LLC	1	11
Total	96	14,255

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

During the nine months ended September 30, 2024, we experienced continued same-store revenue growth as a result of strong group travel and improvements in business transient demand which offset normalization in leisure demand. RevPAR growth decelerated in the third quarter of 2024 from the first half of the year, predominantly driven by the continued normalization of leisure demand over the summer months. The long-term outlook for the industry remains favorable as forecasted room night demand growth and increases in average daily rate, coupled with minimal supply growth, are expected to drive continued industry RevPAR growth over the next several years.

Our Lodging Property Portfolio

According to current chain scales as defined by Smith Travel Research, Inc. ("STR"), as of September 30, 2024, six of our lodging properties with a total of 953 guestrooms are categorized as Upper-upscale hotels, 74 of our lodging properties with a total of 11,247 guestrooms are categorized as Upscale hotels and 14 of our lodging properties with a total of 1,998 guestrooms are categorized as Upper-midscale hotels. We have one lodging asset that is an 11-unit glamping property, and one 46-unit independent lodging property that are not categorized by STR. Lodging property information at September 30, 2024 is as follows:

Franchise/Brand	Number of Lodging Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	16	2,847
Residence Inn by Marriott	16	2,256
AC Hotel by Marriott	6	1,026
SpringHill Suites by Marriott	6	775
TownePlace Suites	2	225
Marriott	1	165
Fairfield Inn & Suites by Marriott	1	140
Element by Marriott	1	108
Four Points by Sheraton	1	101
Total Marriott	50	7,643
Hilton
Hampton Inn & Suites	8	1,162
Hilton Garden Inn	7	1,075
Homewood Suites	3	369
Embassy Suites	2	346
Canopy Hotel	2	326
DoubleTree by Hilton	1	210
Total Hilton	23	3,488
Hyatt
Hyatt Place	13	1,893
Hyatt House	3	466
Total Hyatt	16	2,359
IHG
Holiday Inn Express & Suites	3	471
Staybridge Suites	1	121
Hotel Indigo	1	116
Total IHG	5	708
Independent
Nordic Lodge	1	46
Onera	1	11
Total Independent	2	57
Total	96	14,255

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

Comparison of the Three Months Ended September 30, 2024 with the Three Months Ended September 30, 2023

The following table contains key operating metrics for our portfolio for the three months ended September 30, 2024 compared with the three months ended September 30, 2023 (dollars in thousands, except ADR and RevPAR).

	Three Months Ended September 30,				Quarter-over-Quarter		Quarter-over-Quarter
	2024		2023		Dollar Change		Percentage Change
	Total Portfolio (96 properties)	Same-Store Portfolio (94 properties)	Total Portfolio (101 properties)	Same-Store Portfolio (94 properties)	Total Portfolio (96/101 properties)	Same-Store Portfolio (94 properties)	Total Portfolio (96/101 properties)	Same-Store Portfolio (94 properties)
Revenues:
Room	$157,408	$155,903	$161,712	$155,648	$(4,304)	$255	(2.7)%	0.2%
Food and beverage	9,272	9,272	9,949	9,740	(677)	(468)	(6.8)%	(4.8)%
Other	10,127	10,073	10,155	9,835	(28)	238	(0.3)%	2.4%
Total	$176,807	$175,248	$181,816	$175,223	$(5,009)	$25	(2.8)%	—%

Expenses:
Room	$37,286	$36,815	$37,510	$35,537	$(224)	$1,278	(0.6)%	3.6%
Food and beverage	7,289	7,289	7,684	7,508	(395)	(219)	(5.1)%	(2.9)%
Other lodging property operating expenses	56,330	55,873	55,826	53,402	504	2,471	0.9%	4.6%
Total	$100,905	$99,977	$101,020	$96,447	$(115)	$3,530	(0.1)%	3.7%

Operational Statistics:
Occupancy	73.7%	73.8%	73.4%	74.5%	n/a	n/a	0.4%	(1.0)%
ADR	$162.95	$163.06	$159.35	$161.11	$3.60	$1.95	2.3%	1.2%
RevPAR	$120.02	$120.28	$116.91	$120.08	$3.11	$0.20	2.7%	0.2%

The portfolio information above for the three months ended September 30, 2024 and 2023 reflects operating results for various portions of each period for certain lodging properties as a result of the sales of lodging properties. The following table details how the disposition transactions affect each reporting period:

Portion of Operating Results Included
For the Three Months Ended
	Transaction	September 30,
	Date	2024	2023
Sold Properties:		(Total Portfolio)
Courtyard by Marriott and SpringHill Suites - New Orleans, LA	April 2024	None	Full Period
Hilton Garden Inn - College Station, TX	April 2024	None	Full Period
Hyatt Place - Dallas (Plano), TX	February 2024	None	Full Period
Hyatt Place - Baltimore (Owings Mills), MD	December 2023	None	Full Period

Changes from the three months ended September 30, 2024 compared with the three months ended September 30, 2023 were due to the following:

•Revenues and RevPAR. Room revenues for our total portfolio during the third quarter of 2024 compared with the third quarter of 2023 decreased by $4.3 million as a result of a $0.3 million increase in same-store revenues driven by improving business transient and group demand which mitigated the effect of the normalization in leisure demand, offset by a $4.6 million decrease in room revenues due to the sale of four lodging properties during the nine months ended September 30, 2024 and the sale of one lodging property in December 2023. For the applicable periods, the number of properties in our total portfolio declined from 101 lodging properties at September 30, 2023 to 96 lodging properties at September 30, 2024.

The 2.7% increase in RevPAR for our total portfolio during the third quarter of 2024 compared with the third quarter of 2023 was due to a 0.4% increase in occupancy and a 2.3% increase in ADR. The increase in RevPAR is partially the result of the sale of four lodging properties during the nine months ended September 30, 2024 and the sale of one lodging property in December 2023, all of which generally had lower nominal RevPAR than the remaining portfolio. On a same store basis, we experienced a decrease of 1.0% in occupancy and an increase of 1.2% in ADR in the third quarter of 2024, which resulted in a 0.2% increase in same-store RevPAR. See "Industry Trends and Outlook" for further information.

•Room Expenses. Room expenses for our total portfolio for the third quarter of 2024 compared with the third quarter of 2023 decreased $0.2 million as a result of a $1.3 million increase in same-store room expenses driven by increases in hourly wages combined with normalized staffing levels, offset by a $1.5 million decrease in room expenses due to the effect of the sale of four lodging properties during the nine months ended September 30, 2024 and the sale of one lodging property in December 2023.

•Food and Beverage Revenues and Expenses. The $0.7 million decrease in total portfolio food and beverage revenues during the third quarter of 2024 compared with the third quarter of 2023 was driven by a $0.5 million decrease in same-store food and beverage revenues as a result of a 1.0% decrease in occupancy, coupled with a $0.2 million decrease in food and beverage revenues as a result of the sale of four lodging properties during the nine months ended September 30, 2024 and the sale of one lodging property in December 2023.

Total portfolio food and beverage expenses decreased by $0.4 million as a result of a $0.2 million decrease in same-store food and beverage expenses driven by lower same-store food and beverage revenues resulting from a 1.0% decrease in occupancy, and a $0.2 million decrease in food and beverage expenses due to the effect of the sale of four lodging properties during the nine months ended September 30, 2024 and the sale of one lodging property in December 2023.

•Other Lodging Property Operating Revenues and Expenses. Other lodging property and operating revenues for our total portfolio during the third quarter of 2024 compared with the third quarter of 2023 remained flat as a result of a $0.2 million increase in same-store other lodging property operating revenues driven by an increase in parking and resort fees, offset by a $0.2 million decline in other lodging property operating revenues due to the effect of the sale of four lodging properties during the nine months ended September 30, 2024 and the sale of one lodging property in December 2023.

The $0.5 million increase in other lodging property operating expenses for the total portfolio for the three months ended September 30, 2024 in comparison with the three months ended September 30, 2023 was attributable to a $2.5 million increase in same-store other lodging property operating expenses. This increase was driven by labor costs, credit card commissions, sales and marketing costs, and utilities. These increases were offset by a $2.0 million decrease in other lodging property operating expenses due to the effect of the sale of four lodging properties during the nine months ended September 30, 2024 and the sale of one lodging property in December 2023.

The following table includes other consolidated income and expenses for the three months ended September 30, 2024 compared with the three months ended September 30, 2023 (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	Dollar Change	Percentage Change
Property taxes, insurance and other	$13,250	$14,369	$(1,119)	(7.8)%
Management fees	2,728	4,177	(1,449)	(34.7)%
Depreciation and amortization	36,708	37,882	(1,174)	(3.1)%
Corporate general and administrative	7,473	8,126	(653)	(8.0)%
Interest expense	20,428	22,020	(1,592)	(7.2)%
Other income, net	999	661	338	51.1%
Income tax expense	332	1,360	(1,028)	(75.6)%

¹ Not meaningful.

Changes from the three months ended September 30, 2024 compared with the three months ended September 30, 2023 were due to the following:

•Property Taxes, Insurance and Other. The decrease in Property taxes, insurance and other during the three months ended September 30, 2024 is primarily due to an increase in property tax refunds of $0.6 million as a result of successful appeal efforts to reduce property tax assessments, coupled with a reduction of state franchise taxes and other tax accruals during the period of $0.5 million.

•Management Fees. Management fees decreased during the current period due to the effect of the sale of four lodging properties during the nine months ended September 30, 2024 and the sale of one lodging property in December 2023, and amendments to certain property management agreements that resulted in lower average management fees in the current period.

•Depreciation and Amortization. Depreciation and amortization decreased by $1.2 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to the effect of the sale of four lodging properties during the nine months ended September 30, 2024 and the sale of one lodging property in December 2023, partially offset by additional depreciation and amortization related to the reclassification of a lodging property from Assets held for sale and renovation costs incurred during the three months ended September 30, 2023 and thereafter.

•Corporate General and Administrative. Corporate general and administrative expenses decreased by $0.7 million during the three months ended September 30, 2024 primarily due to a decrease in legal and professional fees and corporate employee-related costs.

•Interest Expense. Interest expense decreased by $1.6 million during the three months ended September 30, 2024 primarily due to lower average outstanding debt for the current period compared with the three months ended September 30, 2023.

•Other Income, net. Other income, net for the three months ended September 30, 2024 consists primarily of $0.5 million of third-party tenant income, the realization of approximately $0.8 million of tax rebates related to the NCI Transaction during the period, partially offset by a net casualty loss of $0.2 million.

Other income, net for the three months ended September 30, 2023 consists primarily of $0.4 million of third-party tenant income, the realization of approximately $0.6 million of tax rebates related to the NCI Transaction during the period, partially offset by a net casualty loss of $0.4 million.

•Income Tax Expense. Income taxes in interim quarters are based on an estimated annual effective tax rate. The Company recorded a $0.3 million income tax expense during the three months ended September 30, 2024, which represents a decrease of $1.0 million when compared with the same period in the previous year. Seasonality in quarterly net income (loss), and changes in the forecasted earnings causes variability in income taxes recorded in each quarter.

Comparison of the Nine Months Ended September 30, 2024 with the Nine Months Ended September 30, 2023

The following table contains key operating metrics for our portfolio for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 (dollars in thousands, except ADR and RevPAR):

	Nine Months Ended September 30,
	2024		2023		Dollar Change		Percentage Change
	Total Portfolio (96 properties)	Same-Store Portfolio (94 properties)	Total Portfolio (101 properties)	Same-Store Portfolio (94 properties)	Total Portfolio (96/101 properties)	Same-Store Portfolio (94 properties)	Total Portfolio (96/101 properties)	Same-Store Portfolio (94 properties)
Revenues:
Room	$497,864	$483,398	$498,982	$473,919	$(1,118)	$9,479	(0.2)%	2.0%
Food and beverage	30,174	29,912	30,848	30,089	(674)	(177)	(2.2)%	(0.6)%
Other	30,814	30,254	28,862	27,772	1,952	2,482	6.8%	8.9%
Total	$558,852	$543,564	$558,692	$531,780	$160	$11,784	—%	2.2%

Expenses:
Room	$111,303	$108,234	$112,207	$104,902	$(904)	$3,332	(0.8)%	3.2%
Food and beverage	23,130	22,895	23,679	22,870	(549)	25	(2.3)%	0.1%
Other lodging property operating expenses	170,061	165,493	169,780	160,289	281	5,204	0.2%	3.2%
Total	$304,494	$296,622	$305,666	$288,061	$(1,172)	$8,561	(0.4)%	3.0%

Operational Statistics:
Occupancy	74.3%	74.4%	72.6%	73.4%	n/a	n/a	2.3%	1.3%
ADR	$168.75	$168.35	$166.10	$167.80	$2.65	$0.55	1.6%	0.3%
RevPAR	$125.42	$125.22	$120.53	$123.22	$4.89	$2.00	4.1%	1.6%

The total portfolio information above for the nine months ended September 30, 2024 and 2023 reflects operating results for various portions of each period for certain lodging properties as a result of the sales and acquisitions of lodging properties. The following table details how the acquisition and disposition transactions affect each reporting period:

Portion of Operating Results Included
For the Nine Months Ended
	Transaction	September 30,
	Date	2024	2023
Sold Properties:		(Total Portfolio)
Courtyard by Marriott and SpringHill Suites - New Orleans, LA	April 2024	Partial Period	Full Period
Hilton Garden Inn - College Station, TX	April 2024	Partial Period	Full Period
Hyatt Place - Dallas (Plano), TX	February 2024	Partial Period	Full Period
Hyatt Place - Baltimore (Owings Mills), MD	December 2023	None	Full Period
Portfolio of Four Lodging Properties	May 2023	None	Partial Period

Acquired Properties:
Residence Inn - Scottsdale, AZ	June 2023	Full Period	Partial Period
Nordic Lodge - Steamboat Springs, CO	June 2023	Full Period	Partial Period

Changes from the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 were due to the following:

•Revenues and RevPAR. Room revenues for our total portfolio for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 decreased by $1.1 million as a result of a $10.6 million decrease in room revenues due to the net effect of the sale of four lodging properties during the nine months ended September 30, 2024 and five lodging properties in May and December 2023, all of which generally had lower nominal RevPAR than the remaining portfolio, and the acquisition of two lodging properties during the nine months ended September 30, 2023, partially offset by a $9.5 million increase in same-store revenues driven by improving business transient and group demand which mitigated the effect of the normalization in leisure demand. For the applicable periods, the number of properties in our total portfolio declined from 101 lodging properties at September 30, 2023 to 96 lodging properties at September 30, 2024.

The 4.1% increase in RevPAR for our total portfolio for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 was due to a 2.3% increase in our occupancy and a 1.6% increase in ADR driven by improving business transient and group demand. On a same-store basis, the improvements in our business from business transient and group business resulted in an increase of approximately 1.3% in occupancy and a 0.3% increase in ADR during the nine months ended September 30, 2024, which resulted in a 1.6% increase in same-store RevPAR.

•Room Expenses. Room expenses for our total portfolio for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 decreased by $0.9 million as a result of a $3.3 million increase in same-store room expenses driven by a 1.3% increase in same-store occupancy, offset by a $4.2 million decline in room expenses due to the net effect of the sale of four lodging properties during the nine months ended September 30, 2024 and five lodging properties in May and December 2023, and the acquisition of two lodging properties during the nine months ended September 30, 2023.

•Food and Beverage Revenues and Expenses. Total portfolio food and beverage revenues for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 decreased by $0.7 million as a result of a $0.2 million decrease in same-store food and beverage revenues and a $0.5 million decrease in expenses due to the net effect of the sale of four lodging properties during the nine months ended September 30, 2024 and five lodging properties in May and December 2023, and the acquisition of two lodging properties during the nine months ended September 30, 2023.

Total portfolio food and beverage expenses decreased by $0.5 million as a result of same-store food and beverage expenses remaining flat primarily due to a minimal decrease in same-store revenues, and a $0.5 million decrease in food and beverage expenses due to the net effect of the sale of four lodging properties during the nine months ended September 30, 2024 and five lodging properties in May and December 2023, and the acquisition of two lodging properties during the nine months ended September 30, 2023.

•Other Revenues and Other Lodging Property Operating Expenses. Other lodging property operating revenues for our total portfolio during the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 increased by $2.0 million as a result of a $2.5 million increase in same-store other lodging property and operating revenues related to an increase in parking and resort fees due to higher occupancy, partially offset by a $0.5 million decrease in other lodging property operating revenues driven by the net effect the sale of four lodging properties during the nine months ended September 30, 2024 and five lodging properties in May and December 2023, and the acquisition of two lodging properties during the nine months ended September 30, 2023.

The $0.3 million increase in other lodging property operating expenses for the total portfolio for the nine months ended September 30, 2024 in comparison with the nine months ended September 30, 2023 was driven by increased labor costs, credit card commissions, sales and marketing costs, and utilities. These increases were partially offset by a $4.9 million decrease in other lodging property operating expenses due to the net effect of the sale of four lodging properties during the nine months ended September 30, 2024 and five lodging properties in May and December 2023, and the acquisition of two lodging properties during the nine months ended September 30, 2023.

The following table includes other consolidated income and expenses for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percentage Change
Property taxes, insurance and other	$40,822	$43,308	$(2,486)	(5.7)%
Management fees	12,059	13,974	(1,915)	(13.7)%
Depreciation and amortization	109,965	112,300	(2,335)	(2.1)%
Corporate general and administrative	24,488	25,225	(737)	(2.9)%
Gain (loss) on disposal of assets, net	28,439	(336)	28,775	nm¹
Interest expense	62,840	65,177	(2,337)	(3.6)%
Interest income	1,473	1,190	283	23.8%
Gain on extinguishment of debt	3,000	—	3,000	nm¹
Other income, net	3,813	458	3,355	nm¹
Income tax expense	2,924	1,679	1,245	74.2%

¹ Not meaningful.

Changes from the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 were due to the following:

•Property Taxes, Insurance and Other. The $2.5 million decrease in Property taxes, insurance and other during the nine months ended September 30, 2024 is primarily due to an increase in property tax refunds of $1.4 million as a result of successful appeal efforts to reduce property tax assessments, coupled with a reduction of state franchise taxes and other tax accruals during the period of $1.1 million.

•Management Fees. Management fees decreased during the nine months ended September 30, 2024 due to the net effect of the sale of four lodging properties during the nine months ended September 30, 2024 and five lodging properties in May and December 2023, and the acquisition of two lodging properties during the nine months ended September 30, 2023, and amendments to certain property management agreements that resulted in lower property management fees for the nine months ended September 30, 2024.

•Depreciation and Amortization. Depreciation and amortization decreased by $2.3 million during the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 primarily due to the sale of four lodging properties during the nine months ended September 30, 2024 and five lodging properties in May and December 2023, partially offset by an increase in depreciation and amortization from the reclassification of a lodging property from Assets held for sale and the acquisition of two lodging properties during the nine months ended September 30, 2023.

•Corporate General and Administrative. Corporate general and administrative expenses decreased by $0.7 million during the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 due to a decrease in legal and professional fees of $1.0 million, partially offset by a $0.3 million increase in corporate employee-related costs.

•Gain (loss) on Disposal of Assets, net. Gain (loss) on disposal of assets, net of $28.8 million for the nine months ended September 30, 2024 was primarily the result of a $28.3 million gain recorded on the sale of a portfolio of two lodging properties in New Orleans, LA during the nine months ended September 30, 2024.

•Interest Expense. Interest expense decreased by $2.3 million during the nine months ended September 30, 2024 primarily due to lower average outstanding debt for the current period compared with the same period of the prior year.

•Gain on Extinguishment of Debt. The gain on extinguishment of debt for the nine months ended September 30, 2024 was the result of the repayment of the MetaBank Loan (as defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements) in June 2024 prior to its scheduled maturity date, which resulted in a gain on extinguishment of debt of $3.0 million after legal fees and unamortized debt issuance costs that were written-off on the closing date.

•Other Income, net. Other income, net for the nine months ended September 30, 2024 consists primarily of third-party tenant income of $1.7 million, the realization of $1.5 million of tax rebates related to the NCI Transaction (as defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements) during the period, and net casualty income of $0.6 million.

Other income, net for the nine months ended September 30, 2023 consists primarily of third-party tenant income of $1.1 million and the realization of $1.5 million of tax rebates related to the NCI Transaction during the period, partially offset by net casualty losses of $1.9 million, and other costs of $0.3 million.

•Income Tax Expense. Income taxes in interim quarters are based on an estimated annual effective tax rate. The Company recorded $2.9 million in income tax expense for the nine months ended September 30, 2024, which represents an increase of $1.2 million from the nine months ended September 30, 2023. Seasonality in quarterly net income (loss), and changes in the forecasted earnings causes variability in income taxes recorded in each quarter.

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

The following is an unaudited reconciliation of our Net (loss) income, determined in accordance with GAAP, to FFO and AFFO (in thousands, except per share/unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(3,556)	$(5,769)	$37,975	$(6,849)
Preferred dividends	(3,968)	(3,968)	(11,906)	(11,906)
Distributions to and accretion of redeemable non-controlling interests	(656)	(656)	(1,970)	(1,970)
Loss related to non-controlling interest in consolidated joint ventures	3,274	4,442	4,011	8,093
Net (loss) income applicable to Common Stock and Common Units	(4,906)	(5,951)	28,110	(12,632)
Real estate-related depreciation	35,721	36,697	106,590	108,751
(Gain) loss on disposal of assets and other dispositions, net	(22)	16	(28,439)	384
Adjustments related to non-controlling interests in consolidated joint ventures	(7,658)	(8,093)	(22,704)	(23,911)
FFO applicable to Common Stock and Common Units	23,135	22,669	83,557	72,592
Recoveries of credit losses	—	(250)	—	(500)
Amortization of debt issuance costs	1,640	1,594	4,880	4,379
Amortization of franchise fees	169	153	494	439
Amortization of intangible assets, net	698	911	2,520	2,733
Equity-based compensation	1,854	1,867	6,337	5,913
Transaction costs and other	10	—	10	24
Debt transaction costs	66	90	647	418
Gain on extinguishment of debt	—	—	(3,000)	—
Non-cash interest income, net	(134)	(134)	(400)	(397)
Non-cash lease expense, net	110	106	332	368
Casualty loss (gain)	244	380	(637)	1,851
Other non-cash items, net	604	—	963	768
Adjustments related to non-controlling interests in consolidated joint ventures	(786)	(840)	(1,727)	(2,631)
AFFO applicable to Common Stock and Common Units	$27,610	$26,546	$93,976	$85,957
FFO per share of Common Stock and Common Units	$0.19	$0.19	$0.67	$0.59
AFFO per share of Common Stock and Common Units	$0.22	$0.22	$0.76	$0.70
Weighted-average diluted shares of Common Stock and Common Units:
FFO(1) and AFFO (1)	124,580	122,513	124,389	122,312
(1)    The weighted-average diluted shares of Common Stock and Common Units used to calculate FFO and AFFO per share of Common Stock and Common Units for the three months ended September 30, 2024 and the three and nine months ended September 30, 2023 includes the dilutive effect of our outstanding restricted stock awards. These shares were excluded from our weighted-average shares outstanding used to calculate net loss per share because they would have been antidilutive. The weighted-average shares of Common Stock and Common Units used to calculate FFO and AFFO per share of Common Stock and Common Units for the three and nine months ended September 30, 2024 and 2023 exclude the potential dilution related to our Convertible Notes as we intend to settle the principal value of the Convertible Notes in cash.

The following is an unaudited reconciliation of weighted-average diluted shares of Common Stock to non-GAAP weighted-average diluted shares of Common Shares and Common Units for FFO and AFFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average common shares outstanding - diluted	106,033	105,650	150,003	105,510
Adjusted for:
Non-GAAP adjustment for restricted stock awards	2,604	893	—	828
Non-GAAP adjustment for dilutive effects of Common Units	15,943	15,970	—	15,974
Non-GAAP adjustment for dilutive effect of shares of Common Stock issuable upon conversion of convertible debt (1)	—	—	(25,614)	—
Non-GAAP weighted diluted share of Common Stock and Common Units	124,580	122,513	124,389	122,312

(1) The weighted-average shares of Common Stock and Common Units used to calculate FFO and AFFO per share of Common Stock and Common Units for the three and nine months ended September 30, 2024 and 2023 exclude the potential dilution related to our Convertible Notes as we intend to settle the principal amount of the Convertible Notes in cash.

AFFO applicable to shares of Common Stock and Common Units increased by $1.1 million for the three months ended September 30, 2024 in comparison with the three months ended September 30, 2023 due to lower interest expense, partially offset by a decline in hotel EBITDA of $0.6 million related to the net effect of the disposition of four lodging properties during the nine months ended September 30, 2024 and one lodging property in December 2023, and the acquisition of two lodging properties during the nine months ended September 30, 2023.

AFFO applicable to shares of Common Stock and Common Units increased by $8.0 million for the nine months ended September 30, 2024 in comparison with the three and nine months ended September 30, 2023 due to modest growth in RevPAR, expense management, and lower interest expense. The increase was also the result of the net effect on hotel EBITDA from the acquisition and disposition activities as described below under Adjusted EBITDAre for the nine months ended September 30, 2024.

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

The following is an unaudited reconciliation of our Net (loss) income, determined in accordance with GAAP, to EBITDA, EBITDAre and Adjusted EBITDAre, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(3,556)	$(5,769)	$37,975	$(6,849)
Depreciation and amortization	36,708	37,882	109,965	112,300
Interest expense	20,428	22,020	62,840	65,177
Interest income on cash deposits	(145)	(150)	(566)	(390)
Income tax expense	332	1,360	2,924	1,679
EBITDA	53,767	55,343	213,138	171,917
(Gain) loss on disposal of assets and other dispositions, net	(22)	16	(28,439)	384
EBITDAre	53,745	55,359	184,699	172,301
Recoveries of credit losses	—	(250)	—	(500)
Amortization of key money liabilities	(120)	(121)	(362)	(378)
Equity-based compensation	1,854	1,867	6,337	5,913
Transaction costs and other	10	—	10	24
Debt transaction costs	66	90	647	418
Gain on extinguishment of debt	—	—	(3,000)	—
Non-cash interest income, net	(134)	(134)	(400)	(397)
Non-cash lease expense, net	110	106	332	368
Casualty loss (gain)	244	380	(637)	1,851
Loss related to non-controlling interest in consolidated joint ventures	3,274	4,442	4,011	8,093
Other non-cash items, net	604	—	966	705
Adjustments related to non-controlling interests in consolidated joint ventures	(14,313)	(15,424)	(42,542)	(44,760)
Adjusted EBITDAre	$45,340	$46,315	$150,061	$143,638

The $1.0 million decrease in Adjusted EBITDAre for the three months ended September 30, 2024 in comparison with the three months ended September 30, 2023 was primarily the result of the disposition of four lodging properties during the nine months ended September 2024 and one lodging property in December 2023, which resulted in a decline in hotel EBITDA of $0.6 million, and a decrease in same-store hotel EBITDA driven by flat revenue and modest expense growth.

The $6.4 million increase in Adjusted EBITDAre for the nine months ended September 30, 2024 in comparison with the nine months ended September 30, 2023 was due to modest growth in RevPAR from improving demand for business transient and group travel which mitigated the effect of the normalization in leisure demand as well as expense management. The increase in Adjusted EBITDAre was partially offset by a decrease in hotel EBITDA of $0.2 million from net effect of the sale of four lodging properties during the nine months ended September 30, 2024 and five lodging properties in May and December 2023, and the acquisition of two lodging properties during the nine months ended September 30, 2023.

Liquidity and Capital Resources

Our short-term cash obligations consist primarily of operating expenses and other expenditures directly associated with our lodging properties, recurring maintenance and capital expenditures necessary to maintain our lodging properties in accordance with internal and brand standards, capital expenditures to improve our lodging properties, interest payments, settlement of interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, our joint venture acquisitions and capital requirements, contractual lease payments, corporate overhead, and dividends and distributions to our stockholders and unitholders when declared and paid. Our corporate overhead primarily consists of employee compensation expenses, professional fees, corporate insurance and rent expenses. Cash requirements for our corporate overhead expenses (excluding non-cash equity-based compensation), which are generally paid from operating cash flows, were $18.2 million and $19.3 million, for the nine months ended September 30, 2024 and 2023, respectively. We generally expect our corporate overhead expenses to remain consistent with the level of our operating activities and market conditions for goods and services.

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

Outstanding Indebtedness

At September 30, 2024, we had no borrowings under our $400 Million Revolver, $200.0 million outstanding on our $200 Million Term Loan, and $200.0 million outstanding on our 2024 Term Loan (each of such credit facilities are defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements). Each of the credit facilities was supported by the 53 lodging properties included in the credit facility borrowing base. We also had $287.5 million of Convertible Notes (as defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements) outstanding.

At September 30, 2024, the GIC Joint Venture had $200.0 million outstanding under the GIC Joint Venture Credit Facility (as defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements), which included borrowings of $75.0 million on its $75 Million Term Loan and $125.0 million on its $125 Million Revolver. The GIC Joint Venture Credit Facility is secured primarily by a first priority pledge of the equity interests in the subsidiaries that own the 13 lodging property borrowing base assets, and the related TRS entities, which wholly own the TRS Lessees. See "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements for additional information.

To complete the NCI Transaction during the first quarter of 2022, the GIC Joint Venture entered into the $410.0 million GIC Joint Venture Term Loan (as defined in "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements) that was originally secured by the 27 lodging properties and two parking garages acquired in the transaction, and assumed a Property Assessed Clean Energy ("PACE") loan totaling $6.5 million. The outstanding balance of the PACE loan is $5.9 million at September 30, 2024.

Additionally, the GIC Joint Venture has a mortgage loan outstanding totaling $12.6 million at September 30, 2024 related to the acquisition of the Embassy Suites in Tucson, AZ in December 2021.

In June 2017, Summit Meta 2017, LLC, a subsidiary of our Operating Partnership, entered into a $47.6 million secured, non-recourse loan with MetaBank (the "MetaBank Loan"). In June 2024, the outstanding balance of the loan was $42.3 million, at which time we repaid the MetaBank Loan for $39.1 million prior to its scheduled maturity date, which represented a discount of $3.2 million and resulted in a gain on extinguishment of debt of $3.0 million after legal fees and unamortized debt issuance costs that were written-off on the closing date. As a result of this repayment, the three lodging properties previously held as collateral for the MetaBank Loan were released.

For more information concerning our indebtedness, see "Note 5 - Debt" to the accompanying Condensed Consolidated Financial Statements

At September 30, 2024, we have scheduled debt principal amortization payments during the next twelve months totaling $2.1 million. Additionally, our City National Bank of Florida loan with a current principal balance of $46.5 million matures in June 2025. We expect to refinance this loan prior to maturity. Currently, we have the capacity to pay scheduled principal payments using cash on hand or draws under our $400 Million Revolver. Our outstanding indebtedness requires us to comply with various financial and other covenants. We are in compliance with our various financial and other covenants and expect to continue to be in compliance over the next four quarters.

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

A summary of our debt at September 30, 2024 is as follows (dollars in thousands):

Lender	Interest Rate	Initial Maturity Date	Fully Extended Maturity Date	Number of Encumbered Properties	Principal Amount Outstanding
OPERATING PARTNERSHIP DEBT:
2023 Senior Credit Facility
Bank of America, NA
$400 Million Revolver (1)	6.90% Variable	6/21/2027	6/21/2028	n/a	$—
$200 Million Term Loan (1)	7.25% Variable	6/21/2026	6/21/2028	n/a	200,000
Total Senior Credit Facility					200,000

Term Loans
Regions Bank 2024 Term Loan Facility (1)	7.25% Variable	2/26/2027	2/26/2029	n/a	200,000

Convertible Notes	1.50% Fixed	2/15/2026	2/15/2026	n/a	287,500
					687,500
JOINT VENTURE DEBT:
Brickell Joint Venture Mortgage Loan
City National Bank of Florida	8.11% Variable	6/9/2025	6/9/2025	2	46,530

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver (2)	7.53% Variable	9/15/2027	9/15/2028	n/a	125,000
$75 Million Term Loan (2)	7.48% Variable	9/15/2027	9/15/2028	n/a	75,000
Bank of America, N.A. Term Loan (3)	8.11% Variable	1/13/2026	1/13/2027	n/a	396,037
Wells Fargo	4.99% Fixed	6/6/2028	6/6/2028	1	12,593
PACE loan	6.10% Fixed	7/31/2040	7/31/2040	n/a	5,884
Total GIC Joint Venture Credit Facility and Term Loans				1	614,514
Total Joint Venture Debt				3	661,044
Total Debt				3	$1,348,544

(1) The 2023 Senior Credit Facility and the 2024 Term Loan Facility are supported by a borrowing base of 53 unencumbered hotel properties.
(2) The $125 Million Revolver and the $75 Million Term Loan are secured by pledges of the equity in the entities and affiliated entities that own 13 lodging properties.
(3) The GIC Joint Venture Term Loan is secured by pledges of the equity in the entities and affiliated entities that own 25 lodging properties and two parking garages.

Capital Expenditures

During the nine months ended September 30, 2024, we funded $61.5 million in capital expenditures ($52.1 million on a pro rata basis) at our lodging properties. We anticipate spending approximately $75.0 million to $85.0 million on capital expenditures on a pro rata basis during 2024. We expect to fund these expenditures through a combination of cash flows from operations and borrowings on our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flows

Unaudited cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Net cash provided by operating activities	$134,138	$123,167	$10,971
Net cash provided by (used in) investing activities	33,689	(84,335)	118,024
Net cash used in financing activities	(156,558)	(34,065)	(122,493)
Net change in cash, cash equivalents and restricted cash	$11,269	$4,767	$6,502

Changes from the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 were due to the following:

•Cash provided by operating activities. Cash provided by operating activities for the nine months ended September 30, 2024 was the result of net income of $128.2 million, after adjusting for non-cash items such as depreciation and amortization and equity-based compensation, and a net change in working capital of $6.0 million. Cash provided by operating activities for the nine months ended September 30, 2023 was the result of net income of $116.1 million, after adjusting for non-cash items such as depreciation and amortization and equity-based compensation, and a net change in working capital of $7.0 million.

•Cash provided by (used in) investing activities. The increase in cash provided by investing activities was primarily due to the sale of four lodging properties during the nine months ended September 30, 2024 and the realization of a $9.9 million tax incentive related to the NCI Transaction during the nine months ended September 30, 2024, partially offset by $65.5 million of renovation and development expenditures.

Cash used in investing activities for the nine months ended September 30, 2023 was due to the acquisitions of the Residence Inn by Marriott - Scottsdale, AZ and the Nordic Lodge - Steamboat Springs, CO in June 2023, the funding of the Onera Mezzanine Loan (as defined in "Note 4 - Investment in Real Estate Loans" to the accompanying Consolidated Financial Statements) of $4.6 million, and $63.0 million of renovation expenditures, partially offset by the sale of four lodging properties during the nine months ended September 30, 2023.

•Cash used in financing activities. Cash used in financing activities for the nine months ended September 30, 2024 was primarily related to the repayment of the MetaBank and Bank of the Cascades term loans with an aggregate total of $94.1 million, the payment of dividends and distributions of approximately $58.9 million, financing costs of approximately $3.0 million related to the 2024 Term Loan and our GIC Joint Venture Credit Facility, and $0.9 million related to shares acquired for employee withholding requirements.

Cash used in financing activities for the nine months ended September 30, 2023 was primarily the net result of contributions by our GIC Joint Venture partner of $20.3 million, offset by financing fees of approximately $10.3 million related to the amendment of our prior senior credit facility that was in effect during the nine months ended September 30, 2023 and was replaced by the 2024 Senior Credit Facility, dividends and distributions of approximately $42.3 million, and $1.4 million related to shares acquired for employee withholding requirements.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business strategies, the primary market risk to which we are exposed is interest rate risk. All of our outstanding loans are now indexed to the Secured Overnight Funding Rate ("SOFR"), and therefore, our primary interest rate exposure is to SOFR. We primarily use derivative financial instruments to manage interest rate risk.

At September 30, 2024, we were party to seven interest rate derivative agreements, pursuant to which we received variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

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

At September 30, 2024, after giving effect to our interest rate derivative agreements, $906.0 million, or 67%, of our consolidated debt had fixed interest rates and $442.6 million, or 33%, had variable interest rates. At September 30, 2024, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 77% of our total pro rata indebtedness when taking into consideration interest rate swaps that are currently in effect.

Taking into consideration our existing interest rate swaps, an increase or decrease in interest rates of 1.0% would decrease or increase, respectively, our cash flows by approximately $4.4 million per year. See "Note 7 - Derivative Financial Instruments and Hedging" to the accompanying Condensed Consolidated Financial Statements for additional information.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced a few years ago. At September 30, 2024, we have scheduled debt principal amortization payments during the next twelve months totaling $2.1 million. Additionally, our City National Bank of Florida loan with a current principal balance of $46.5 million matures in June 2025. We expect to refinance this loan prior to maturity.

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

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management team evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

Not applicable.

Item 5.                                                         Other Information.

During the quarter ended September 30, 2024, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: November 4, 2024	By:	/s/ William H. Conkling
William H. Conkling Executive Vice President and Chief Financial Officer (principal financial officer)