Form 10-K
period 2024-12-31
Summit Hotel Properties, Inc.
filed 2025-02-24
CIK 1497645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant’s as of June 30, 2024 was $628,912,796 based on the closing sale price of the registrant’s common stock on the New York Stock Exchange as of June 30, 2024.

As of February 13, 2025 the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 109,781,527.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A for its 2025 annual meeting of stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, are incorporated herein by reference into Part III, Items 10, 11, 12, 13 and 14.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2024
SUMMIT HOTEL PROPERTIES, INC.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “forecast,” “project,” “potential,” “continue,” “likely,” “will,” “would” "commit," "target," or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•global, national, regional and local economic and geopolitical conditions and events, including wars or potential hostilities, such as future terrorist attacks, that may negatively affect business transient, group and other travel or consumer behavior;
•changes in federal or state regulations or policies that could affect the labor market or our business;
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
•changes in zoning laws;
•significant increases in the cost of real property taxes;
•significant increases in insurance costs or availability;
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
•our ability to manage rapidly advancing artificial intelligence technology related to our business;
•our ability to effectively manage our joint ventures with our joint venture partners;
•current and future changes to the IRC;
•our ability to continue to maintain an effective corporate responsibility program; and
•the other factors discussed in “Part I – Item 1A. – Risk Factors” in this report.

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

Overview

Summit Hotel Properties, Inc. is a self-managed lodging property investment company that was organized on June 30, 2010 as a Maryland corporation. The Company holds both general and limited partnership interests in Summit Hotel OP, LP (the “Operating Partnership”), a Delaware limited partnership also organized on June 30, 2010. We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. At December 31, 2024, our portfolio consisted of 97 lodging properties with a total of 14,553 guestrooms located in 25 states. We own our properties fee simple, except for six hotel properties which are subject to ground leases. As of December 31, 2024, we own 100% of the outstanding equity interests in 53 of our lodging properties. We own a 51% controlling interest in 41 lodging properties through a joint venture with USFI G-Peak Pte. Ltd. ("GIC"), a private limited company incorporated in the Republic of Singapore, (the "GIC Joint Venture"), and two 90% equity interests in separate joint ventures (the "Brickell Joint Venture" and the "Onera Joint Venture"). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

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

As of December 31, 2024, 86% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 91% were located within the top 100 MSAs, and over 99% of our guestrooms operated under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”), and InterContinental® Hotels Group (“IHG”). Our properties are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, universities, and leisure attractions.

See "Part II - Item 8. – Financial Statements and Supplementary Data – Note 3 - Investments in Lodging Property, net" for further information.

Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. Through a wholly owned subsidiary, we are the sole general partner of the Operating Partnership. At December 31, 2024, we owned, directly and indirectly, approximately 87% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding Series E and Series F preferred units of limited partnership interests. NewcrestImage Holdings, LLC owns all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units of the Operating Partnership ("Series Z Preferred Units"), which was issued as part of the NCI Transaction (as defined under "Part II - Item 8. – Financial Statements and Supplementary Data – Note 6 - Debt"). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as "Preferred Units."

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

The key elements of our strategy that we believe will allow us to create long-term value include the following:

Focus on Lodging Properties with Efficient Operating Models. We focus on lodging properties with efficient operating models that are predominantly in the Upscale segment of the lodging industry, as defined by Smith Travel Research ("STR"). We believe that our focus on this segment provides us the opportunity to achieve strong, risk-adjusted returns across multiple lodging cycles for several reasons, including:

•RevPAR Growth.  We believe that our lodging properties are positioned for long-term demand growth supported by the characteristics of our portfolio and its ability to appeal to evolving guest preferences.

•Labor Model. Our lodging properties are characterized by efficient operating models and are typically operated with approximately 30 full-time equivalent employees for our brand franchised hotels. These staffing levels are significantly below full-service lodging properties, which enables our assets to generate higher operating margins and cash flow with less volatility.

•Stable Cash Flow.  We operate our lodging properties primarily under franchise agreements with Marriott, Hilton, Hyatt and IHG. These franchisors have loyalty programs, marketing and branding programs, and provide global central reservation systems, which enable us to access a relatively stable base of demand. Through our brand partnerships and efficient operating model, we are better able to predict revenues and generate cash flows with less volatility.

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

•Lower Capital Requirements and Enhanced Diversification.  Our lodging properties are characterized by efficient operating models that generally require less capital to acquire, build, and maintain on an absolute and a per-key basis, than lodging properties in the full-service segment of the industry. As a result, we can diversify our investment capital into ownership of a larger number of lodging properties than we could in the full-service segment.

Capitalize on Investments in Our Lodging Properties.  We believe in the benefits of strategically investing capital in our properties to ensure they are in good physical condition and facilitate market leading financial performance. We believe these investments produce attractive returns, and we intend to continue to invest capital to upgrade our lodging properties with strategic repositionings, renovations, property improvement plans, and discretionary investments which we expect to generate compelling returns.

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

Strategic Lodging Property Sales. We strive to maximize our return on invested capital, and we periodically review our lodging properties to determine if any significant changes to markets or our properties have occurred or are anticipated to occur that would warrant the sale of one or more lodging properties. We intend to continue to pursue a disciplined capital allocation strategy designed to maximize the value of our investments by selectively selling lodging properties that we believe are no longer consistent with our investment strategy or whose returns on invested capital appear to have been maximized. To the extent that we sell lodging properties, we may redeploy the capital into acquisition and capital investment opportunities that we believe have the potential to generate better risk-adjusted returns, repay outstanding indebtedness, or for general corporate purposes. We also expect to generate these improvements in returns with our proactive asset management approach and by investing in our lodging properties to enhance their quality and attractiveness, increase their long-term value, and generate more favorable returns on our invested capital.

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

Our Financing Strategy

We rely on cash from operations, working capital, borrowings under our senior revolving and term loan facility (the "2023 Senior Credit Facility"), term debt, repayment of notes receivable, proceeds from the issuance of convertible securities, proceeds from the issuance of common and preferred securities, the strategic sale of lodging properties, contributions from our joint venture partners, and the release of restricted cash upon satisfaction of the usage requirements to finance our business. We may also issue Common Units or Preferred Units of the Operating Partnership in connection with acquisitions.

Our long-term approach is to maintain conservative debt levels with high coverage ratios and to ensure adequate liquidity to withstand various economic cycles and position the Company for growth when opportunities arise that meet our investment criteria. We maintain strong relationships with the lending community and access the bank market as well as private and public capital markets to fund our business. Finally, we maintain a staggered debt maturity schedule to manage liquidity and navigate volatility in the capital markets.

Our consolidated debt includes, and may include in the future, debt secured by stock pledges, mortgage debt secured by lodging properties and unsecured debt. As of December 31, 2024, we had $1.4 billion in outstanding indebtedness, including $710.5 million related to our joint ventures. Our pro rata debt, taking into consideration only our portion of our joint venture debt, was $1.1 billion at December 31, 2024.

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

Environmental, Health and Safety Matters

Our properties are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of the property, to perform or pay for the cleanup of contamination (including hazardous substances, waste, or petroleum products) at, on, under or emanating from the property and to pay for natural resource damages arising from contamination. These laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused the contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned a property at the time it became contaminated, we could incur cleanup costs or other environmental liabilities even after we sell properties. Contamination at, on, under or emanating from our properties also may expose us to liability to private parties for costs of remediation, personal injury, death or property damage. In addition, environmental liens may be created on contaminated sites in favor of the government for damages and costs it incurs to address contamination. If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which our property may be used or our businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

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

Independent environmental consultants conducted Phase I environmental site assessments on all of our properties prior to acquisition and we intend to conduct Phase I environmental site assessments on properties we acquire in the future. Phase I site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed properties and surrounding properties. These assessments do not generally include soil sampling, subsurface investigations or comprehensive asbestos surveys. In some cases, the Phase I environmental site assessments were conducted by another entity such as a lender, and we may not have the authorization to rely on such reports. None of the Phase I environmental site assessments of the lodging properties in our portfolio revealed any past or present environmental condition that we believe could have a material adverse effect on our business, consolidated financial position, or consolidated results of operations. In addition, the Phase I environmental site assessments may also have failed to reveal all environmental conditions, liabilities or compliance concerns. The Phase I environmental site assessments were completed at various times and material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability.

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

Corporate Responsibility Matters

Since establishing our Corporate Responsibility program in 2017, we have built upon our sustainability objectives, including tracking metrics related to our energy and water consumption and greenhouse gas emissions. We have also established science-aligned reduction targets for emissions and water usage. We continue to improve the efficiency of our buildings and promote sustainable operations through our resource management program, and we have sourced renewable energy for several lodging properties. Additionally, we have expanded charitable engagement with our community through the Summit Foundation, our 501(c)(3) nonprofit organization, and have broadened our social programs to enhance connectivity among our employees, business partners, and other stakeholders to better enable us to have a positive effect on our community.

Over the past few years, we have expanded the number of our lodging properties with smart building technologies, electric vehicle charging stations, and green certifications. We reduced our Scope 1 and 2 greenhouse gas emissions by 26% from our 2019 baseline year by reducing our energy consumption by approximately 6% and increasing the percentage of our electricity sourced from renewable energy by 12%. For more information on these and our other sustainability practices, including environmental and social metrics and results, please see our current sustainability report available on our website at https://www.shpreit.com/responsibility/about.

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

Human Capital Resources

As of February 13, 2025, we had 85 full-time corporate employees. None of our corporate employees is represented by a labor union or covered by a collective bargaining agreement. All persons employed in the day-to-day operations of our lodging properties are employees of our third-party independent property management companies engaged by our TRS Lessees or their subsidiaries to operate such lodging properties.

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
•Paid family leave; and
•Employee education programs.

We believe that our compensation and employee benefits are competitive and allow us to attract and retain skilled employees throughout our Company. We frequently benchmark our compensation and benefits package against our industry peers, local market, and for similar job functions.

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

Risks Related to Our Status as a REIT

•Risks related to compliance with REIT requirements
•Risks related to our TRS structure, including increased tax liabilities and operating costs
•Risks that transactions with our TRSs are not conducted on arm's-length terms
•Risks that the management companies of our lodging properties may not qualify as “eligible independent contractors,” or our lodging properties may not be considered “qualified lodging facilities”
•Risks that the 100% prohibited transactions tax may limit our ability to dispose of our properties
•Risks related to adverse legislative or regulatory tax changes
•Risks related to our REIT distribution requirements
•Risks that our Operating Partnership could be treated as a publicly traded partnership taxable as a corporation for federal income tax purposes
•Risks that stockholders may be restricted from acquiring or transferring certain amounts of our stock
•Risks that the IRS could determine that certain payments we have received in the nature of liquidated damages may not be ignored for purposes of the gross income tests applicable to REITs

Risks Related to Corporate Responsibility

•Risks related to our corporate responsibility matters
•Risks related to environmental uncertainties and natural disasters

The following risk factors address the material risks concerning our business. If any of the risks discussed in this report were to occur, our business, prospects, consolidated financial condition, consolidated results of operation and our ability to service our debt and make distributions to our stockholders could be materially and adversely affected and the market price per share of our stock could decline significantly. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Cautionary Statement About Forward-Looking Statements.” The discussion of the potential effect of the following risk factors on our financial results relates to our consolidated financial position, consolidated results of operations and cash flows.

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

Many of the expenses associated with owning and operating lodging properties, such as debt service payments, property taxes, insurance, utilities, and certain employee compensation costs are relatively fixed. They do not necessarily decrease directly with a reduction in revenue at the lodging properties and may be subject to increases that are not related to the performance of our lodging properties or the increase in the rate of inflation. Also, as of December 31, 2024, six of our lodging properties are subject to third-party ground leases which generally require periodic increases in rent payments. Our ability to pay these rents could be adversely affected if our revenues for these lodging properties do not increase at the same or a greater rate than the increases in rental payments under the ground leases.

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

Changes in federal or state regulations or policies may have a material adverse effect on labor markets and our business.

Changes in federal or state regulations or policies can have a significant effect on labor markets and our business. These potential changes in regulations or policies could adversely affect our consolidated financial position, results of operations, or the market price of our stock.

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

The sale of certain properties could result in significant tax liabilities unless we are able to offset taxable gains through tax planning strategies under the IRC including the use of net operating loss carryforwards ("NOLs") or like-kind exchanges under Section 1031 of the IRC ("1031 Exchanges").

If we generate capital gains on property sales, we may be subject to significant tax liabilities unless we have NOLs available to offset these capital gains (at December 31, 2024, our TRSs had federal net operating losses of $48.8 million which are not subject to expiration and state net operating losses of $33.6 million, which expire beginning in 2025). These NOLs may be available to offset capital gains from future property sales. However, there can be no assurance that we will continue to have NOLs or NOLs in sufficient amount in the future to offset capital gains on property sales, if and when they occur. We may also be able to defer capital gains on property sales with 1031 Exchanges. The ability to complete 1031 Exchanges depends on many factors, including, among others, identifying and acquiring suitable replacement property within limited time periods, and the ownership structure of the properties being sold and acquired. Therefore, we are not always able to sell an asset as part of a like-kind exchange. When successful, a like-kind exchange enables us to defer the taxable gain on the asset sold. Moreover, 1031 Exchanges now only apply to real property and do not apply to any related personal property transferred with the real property. As a result, any appreciated personal property that is transferred in connection with 1031 Exchanges of real property will cause gain to be recognized, and such gain is generally treated as non-qualifying income for the REIT 95% and 75% gross income tests. Any such non-qualifying income could have an adverse effect on our REIT status. Our inability to defer taxable gains from property sales using available tax planning strategies under the IRC could adversely affect our consolidated financial position, results of operations, and cash flows, or the market price of our stock.

We may fail to successfully integrate acquired lodging properties or achieve expected operating performance.

Our ability to successfully integrate newly acquired lodging properties or achieve expected operating performance is subject to the following risks:

•we may not possess the same level of familiarity with the dynamics and market conditions of any new markets that we may enter, which could result in overpaying for lodging properties in new markets or the lodging properties not achieving their maximum potential;
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

As of December 31, 2024, Aimbridge Hospitality or its affiliates (“Aimbridge”) managed 50 of our 97 lodging properties. Thus, a substantial portion of our revenues is generated by lodging properties managed by Aimbridge. This significant concentration of operational risk in one management company makes us more vulnerable economically than if our management was more diversified among several management companies. Any adverse developments in Aimbridge's business, financial strength or ability to operate our lodging properties efficiently and effectively could have a material adverse effect on our results of operations. We cannot provide assurance that Aimbridge will satisfy its obligations to us or effectively and efficiently operate our lodging properties. The failure or inability of Aimbridge to satisfy its obligations to us or effectively and efficiently operate our lodging properties could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

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

Certain management agreements and substantially all franchise agreements generally contain restrictive covenants and other provisions that do not provide us with flexibility to sell, refinance or rebrand a lodging property without the consent of the manager or franchisor. For example, the terms of some of these agreements may restrict our ability to sell a lodging property unless the purchaser is not a competitor of the management company or franchisor, assumes the related agreement and meets specified other conditions. In addition, our franchise agreements restrict our ability to rebrand particular lodging properties without the consent of the franchisor, which could result in significant operational disruptions and litigation if we do not obtain the consent. We could be forced to pay consent or termination fees to property managers or franchisors under these agreements as a condition to changing management or franchise brands of our lodging properties, and these fees could deter us from taking actions that would otherwise be in our best interest or could cause us to incur substantial expense.

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

We expect to continue to rely on external sources of capital, including debt and equity financing, and contributions from joint venture partners related to joint venture activities, to fund future capital needs. Part of our strategy involves the use of debt financing to supplement our equity capital which may include our revolving credit and term loan facilities, mortgage financing and other unsecured financing. Our ability to effectively implement and accomplish our business strategy will be affected by our ability to obtain and use additional leverage in sufficient amounts and on favorable terms. However, the capital environment is often characterized by extended periods of limited availability of both debt and equity financing, increasing financing costs, stringent credit terms and significant volatility. We may not be able to secure first mortgage financing or increase the availability under, extend the maturity of or refinance our revolving credit and term loan facilities. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business, or to meet our obligations and commitments as they mature. Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions and the market price of the shares of our common stock.

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

Generally, our mortgage debt carries maturity dates or call dates such that the loans become due prior to their full amortization. It may be difficult to refinance or extend the maturity of such loans on terms acceptable to us, or at all. Furthermore, we may not have sufficient borrowing capacity on our 2023 Senior Credit Facility to repay any amounts that we are unable to refinance. We believe that we will be able to refinance or extend the maturity of these loans or will have the capacity to repay them, if necessary, using draws under our 2023 Senior Credit Facility. However, there can be no assurance that our 2023 Senior Credit Facility will be available to repay such maturing debt as draws under our 2023 Senior Credit Facility are subject to certain use restrictions and limitations based upon our unencumbered assets and certain financial covenants.

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

A portion of our long-term debt existing as of December 31, 2024 is secured by mortgages on our lodging properties. Incurring mortgages, equity pledges and other secured debt obligations increases our risk of property losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the lodging property securing such loans or the entities whose equity is pledged to secure such loans, which would include a loss of all of such entity's assets. For tax purposes, a foreclosure of any of our lodging properties would be treated as a sale of the lodging property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the lodging property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the IRC. We may assume or incur new mortgage or other secured indebtedness on the lodging properties and entities in our portfolio or lodging properties and entities that we acquire in the future. Any default under any one of our secured debt obligations may increase the risk of our default on our other indebtedness.

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

We have entered into six interest rate swaps having an aggregate notional amount of $625.0 million at December 31, 2024, to hedge against interest rate increases on certain of our outstanding variable-rate indebtedness. In the future, we may manage our exposure to interest rate volatility by using hedging arrangements, such as interest rate swaps, caps, and collars. Hedging arrangements involve the risk that the arrangement may fail to protect or adversely affect us because, among other things:

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

As a result of any of the foregoing, our hedging transactions, which are intended to limit losses and exposure to interest rate volatility, could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock. At December 31, 2024, our interest rate swaps were in an asset position totaling $11.6 million (see "Part II – Item 8. – Financial Statements and Supplementary Data – Note 8 – Derivative Financial Instruments and Hedging").

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

We intend to maintain comprehensive insurance on our lodging properties, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by owners of properties similar to our lodging properties. Various types of catastrophic losses, such as hurricanes, floods and droughts, which can be exacerbated by climate change, or other losses caused by earthquakes, acts of terrorism, data breaches, losses related to business disruption from disputes with franchisors, losses related to business disruption caused by infectious disease outbreaks or pandemics, or losses from customer litigation, may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not be sufficient to cover the operating loss or the full market value or replacement cost of our lost investment. Also, insurance costs could increase or be limited, or insurance coverage may not be available at all in the future for our lodging properties. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a lodging property, as well as the anticipated future revenue from the lodging property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the asset. Loan covenants, inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate an asset after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed lodging properties.

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

We may not be able to manage rapidly advancing artificial intelligence in our business which could adversely affect our competitive position.

The evolution of artificial intelligence is occurring at a rapid pace. Artificial intelligence may present an opportunity to create meaningful efficiencies and improve our business performance. If we or our property managers and brand franchisors are unable to address artificial intelligence in our business, we could experience a material adverse effect on our consolidated financial position, results of operations, or the market price of our stock.

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

Our business is generally correlated to certain macroeconomic trends. During the year ended December 31, 2022 and thereafter, the U.S. economy has experienced a high rate of inflation, which has moderated during the year ended December 31, 2024 but still remains above historical levels. The effects of high inflation or a potential recessionary environment could adversely affect our costs, liquidity, consumer confidence, and demand for travel and lodging and could disrupt our supply chain, which would adversely affect the operation of our lodging properties. A high rate of inflation or disruption of our supply chain will cause our operating and renovation costs to increase. These conditions could have a material adverse effect on our business, consolidated financial position, results of operations and cash flows.

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

Our business is sensitive to the willingness and ability of our customers to travel. The outbreak of any highly infectious or contagious diseases or a pandemic may result in decreases in travel to and from, and economic activity in, areas in which we operate, and may adversely affect the number of guests that visit our lodging properties. The spread of highly infectious or contagious diseases could cause severe disruptions in air and other forms of travel that reduce the number of guests visiting our lodging properties. This could disrupt our operations, and we could experience a material adverse effect on our business, consolidated financial position, results of operations and cash flows. Management cannot predict the extent to which disruptions in travel as a result of infectious disease outbreaks will have a material adverse effect on our business, consolidated financial position, results of operations and cash flows.

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

The lodging industry is highly competitive. Our lodging properties compete with other properties for guests in each market in which our lodging properties operate based on a number of factors, including location, convenience, brand affiliation, guestroom rates, range of services and guest amenities or accommodations offered and quality of customer service. We also compete with owners and operators of vacation ownership resorts, as well as companies that offer alternative accommodations, such as Airbnb and similar organizations. These organizations operate websites that market available furnished, privately-owned residential properties, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis. Competition will often be specific to the individual markets in which our lodging properties are located and includes competition from existing and new lodging properties, including alternative accommodations. The price transparency of the lodging industry could lead to difficulty in increasing ADR as our competitors may offer guestrooms at lower rates than we can, which could result in our competitors increasing their occupancy at our expense. Competition could adversely affect our occupancy, ADR and RevPAR, and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make.

These conditions could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

Our operating results and ability to make distributions to our stockholders may be adversely affected by the risks inherent to the ownership of lodging properties and the markets in which we operate.

Lodging properties have different economic characteristics than other real estate assets with long-term leases. Our lodging properties are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

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

Guestrooms for our lodging properties can be booked through Internet travel intermediaries, including, but not limited to Expedia.com and Booking.com, and their portfolio of companies (commonly referred to as "online travel agents" or "OTA's"). As these Internet bookings increase, these OTA's may be able to obtain higher commissions, reduced guestroom rates or other significant contract concessions from our property management companies. Moreover, some of these OTA's are attempting to offer lodging property guestrooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown property”) at the expense of brand identification. These OTA's hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our lodging properties are franchised. If the amount of sales made through OTA's increases significantly, guestroom revenue may be negatively affected, which could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

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

Our lodging properties are subject to various covenants and local laws and regulatory requirements, including permitting and licensing requirements which can restrict the use of our properties and increase the cost of acquisition, development and operation of our lodging properties. Our lodging properties are also subject to regulations intended to address the risk of highly infectious diseases which can restrict certain activities of our lodging properties and result in increased costs. In addition, federal and state laws and regulations, including laws such as the ADA, impose further restrictions on our operations. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance. As such, some of our lodging properties currently may be in noncompliance with the ADA. If one or more of the lodging properties in our portfolio is not in compliance with the ADA or any other regulatory requirements, we may be required to incur additional costs to bring the property into compliance and we might incur damages or governmental fines. In addition, existing requirements may change, and future requirements may require us to make significant unanticipated expenditures. These conditions could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

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

In addition, because we are a holding company, stockholders’ claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries, including the Convertible Notes (as defined under "Part II - Item 8. – Financial Statements and Supplementary Data – Note 6 - Debt"). Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

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

A system of internal controls that is well designed and properly functioning is critical for us to produce and report accurate and reliable financial information and effectively prevent fraud. We must also rely on the quality of the internal control environments of our third-party property managers who provide us with financial information related to our lodging properties. At times, we may identify areas of internal controls that are not properly functioning as designed, that need improvement or that must be developed to ensure that we have an adequate system of internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually issue their own opinion on our internal controls over financial reporting. We cannot be certain that we will be successful in maintaining adequate internal controls over our financial reporting and processes. Additionally, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure that our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if promptly remedied, could cause our stockholders to lose confidence in our financial results, which could reduce the market value of our common shares. Additionally, the existence of any material weakness or significant deficiency could require management to devote substantial time and incur significant expense to remediate any such conditions. There can be no assurance that management will be able to remediate any material weaknesses in a timely manner.

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

Sales of substantial amounts of shares of our common stock or preferred stock in the public market, or upon exchange of Common Units or exercise of any equity awards, or the perception that such sales might occur, could adversely affect the market price of our common stock and preferred stock. As of February 13, 2025, all 14,609,276 of the Common Units are redeemable and may in the future be converted into shares of our common stock on a one-for-one basis and sold into the public market. The exchange of Common Units for common stock, the vesting of any equity-based awards granted to certain directors, executive officers and other employees under the 2024 Equity Incentive Plan, which was restated effective May 22, 2024 (as amended and restated, the “Equity Plan”), the issuance of our common stock or Common Units in connection with lodging property, portfolio or business acquisitions and other issuances of our common stock or Common Units could have an adverse effect on the market price of the shares of our common stock.

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
•if our existing or future property management companies do not qualify as “eligible independent contractors” or if our lodging properties are not “qualified lodging facilities,” as required by federal income tax law; or
•if we, or any of our subsidiary REITs, fail to meet any of the required REIT qualifications.

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

We intend to operate in a manner so as to qualify as a REIT for federal income tax purposes. To qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% non-deductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the IRC.

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

Although we believe that our Operating Partnership will be treated as a partnership for federal income tax purposes, no assurance can be given that the IRS will not successfully challenge that position. If the IRS were to successfully contend that our Operating Partnership should be treated as a publicly traded partnership that is taxable as a corporation, we would fail to meet the 75% gross income test and certain of the asset tests applicable to REITs and, unless we qualified for certain statutory relief provisions, we would cease to qualify as a REIT. Also, our Operating Partnership would become subject to federal, state and local income tax, which would significantly reduce the amount of cash available for debt service and for distribution to us.

Our current property management companies, or any other property management companies that we may engage in the future may not qualify as “eligible independent contractors,” or our lodging properties may not be considered “qualified lodging facilities.”

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the lodging properties are managed by an “eligible independent contractor” and certain other requirements are satisfied. We lease all of our lodging properties to our TRS Lessees. All of our lodging properties are operated pursuant to property management agreements with property management companies that we believe qualify as an “eligible independent contractor.” Among other requirements, to qualify as an eligible independent contractor, the property manager must not own, directly or through its stockholders, more than 35% of our outstanding shares, and no person or group of persons can own more than 35% of our outstanding shares and the shares (or ownership interest) of the lodging property manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex and monitoring actual and constructive ownership of our shares by our lodging property managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.

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

We own and may in the future own interests in entities that have elected to be taxed as a REIT under the U.S. federal income tax laws (each, a “subsidiary REIT”). A subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If any of our subsidiary REITs were to fail to qualify as a REIT, then (i) such subsidiary REIT would become subject to U.S. federal income tax and (ii) our ownership of shares in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If any subsidiary REIT were to fail to qualify as a REIT, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. We may make “protective” TRS elections with respect to our subsidiary REITs and may implement other protective arrangements intended to avoid such an outcome if a subsidiary REIT were not to qualify as a REIT, but there can be no assurance that such “protective” election and other arrangements will be effective to avoid the resulting adverse consequences to us. Moreover, even if the “protective” TRS election was to be effective in the event of the failure of our subsidiary REIT to maintain its qualification as a REIT, such subsidiary REIT would be subject to federal income tax and we cannot assure you that we would not fail to satisfy the requirement that not more than 20% of the value of our total assets may be represented by the securities of one or more TRSs. In this event, we would fail to qualify as a REIT unless we or such subsidiary REIT could avail ourselves or itself of certain relief provisions.

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

We may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder. Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, as long as at least 20% of the total dividend is eligible to be paid in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend to pay these taxes, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold federal income tax with respect to such dividends, including with respect of all or a portion of such dividend that is payable in common stock. If we made a taxable dividend payable in cash and our common stock and a significant number of our stockholders decide to sell shares of our common stock to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. We do not currently intend to pay a taxable dividend of our common stock and cash.

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

Risks Related to Certain Corporate Responsibility Matters

Increasing attention to and evolving expectations for corporate responsibility matters may increase our costs, harm our reputation, or otherwise adversely affect our business.

Our reputation could be harmed if we fail, or are perceived to fail, to comply with various regulatory requirements or if we are unable to meet expectations in a number of areas such as health, safety and security; sustainability; environmental stewardship; climate change; human rights; and corporate governance. We manage a broad range of corporate responsibility matters, taking into consideration their expected effect on the sustainability of our business over time, and the potential effect of our business on society and the environment. In addition, such efforts can be costly and complex; both guest and shareholder expectations regarding such matters are evolving, and navigating these issues will require us to successfully manage differing views on these matters. Adverse incidents with respect to our corporate responsibility efforts could negatively affect our reputation, the cost of our operations, and relationships with guests and investors, all of which could adversely affect our business, consolidated results of operations, and the price of our stock.

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

Additionally, our business is exposed to risks associated with efforts to mitigate or respond to climate change, including but not limited to regulatory developments and changes in market demand. For example, some state and local governments have adopted, or considered adopting, restrictions on water use or GHG emissions. Separately, various policymakers such as in the State of California have adopted or are considering adopting requirements for the disclosure of certain climate-related information, which may require us to incur substantial monitoring and compliance costs. Changes in consumer preferences, whether due to physical climate conditions or environmentally-minded travel considerations, may also result in decreased demand for lodging in certain markets where we operate. These and other risks may reduce demand for our properties or otherwise result in adverse effects on our business, consolidated financial position, and results of operations.

Item 1B.    Unresolved Staff Comments.

None.

Item 1C.    Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan. We engage third-party cybersecurity and information technology ("IT") experts who work with our Chief Risk Officer and Chief Accounting Officer to review and test our IT environment, and to identify potential risks from cybersecurity threats and proactively mitigate their potential effect; the results of which are presented to management and the audit committee of our board of directors. Our team of IT experts hold various relevant certifications and have extensive experience in assessing, detecting, responding to and mitigating cybersecurity risks.

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

Our cybersecurity risk management program includes the following key elements:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;

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

Item 2.        Properties.

Our Portfolio

According to current chain scales as defined by STR, as of December 31, 2024, six of our lodging properties with a total of 953 guestrooms are categorized as Upper Upscale hotels, 74 of our lodging properties with a total of 11,295 guestrooms are categorized as Upscale hotels, and 15 of our lodging properties with a total of 2,248 guestrooms are categorized as Upper Midscale hotels. We have two independent lodging properties with a total of 57 guestrooms. Lodging property information for the year ended December 31, 2024 is as follows:

Franchise/Brand	Location	STR Chain Scale	Number of Guestrooms
Marriott
AC Hotel by Marriott	Atlanta, GA	Upscale	255
AC Hotel by Marriott (1)	Houston, TX	Upscale	195
AC Hotel by Marriott (2)	Miami, FL	Upscale	156
AC Hotel by Marriott (1)	Frisco, TX	Upscale	150
AC Hotel by Marriott (1)	Oklahoma City, OK	Upscale	142
AC Hotel by Marriott (1)	Dallas, TX	Upscale	128
Courtyard by Marriott	Indianapolis, IN	Upscale	297
Courtyard by Marriott	Fort Lauderdale, FL	Upscale	261
Courtyard by Marriott	Nashville, TN	Upscale	226
Courtyard by Marriott	New Haven, CT	Upscale	207
Courtyard by Marriott	Fort Worth, TX	Upscale	203
Courtyard by Marriott (1)	Pittsburgh, PA	Upscale	183
Courtyard by Marriott	Charlotte, NC	Upscale	181
Courtyard by Marriott (1)	Grapevine, TX	Upscale	181
Courtyard by Marriott	Decatur, GA	Upscale	179
Courtyard by Marriott (1)	Scottsdale, AZ	Upscale	153
Courtyard by Marriott	Metairie, LA	Upscale	153
Courtyard by Marriott	Atlanta, GA	Upscale	150
Courtyard by Marriott	New Orleans, LA	Upscale	140
Courtyard by Marriott	Kansas City, MO	Upscale	123
Courtyard by Marriott (1)	Amarillo, TX	Upscale	107
Courtyard by Marriott	Arlington, TX	Upscale	103
Element (2)	Miami, FL	Upscale	108
Fairfield Inn & Suites by Marriott	Louisville, KY	Upper Midscale	140
Marriott	Boulder, CO	Upper Upscale	165
Residence Inn by Marriott (1)	Portland, OR	Upscale	258
Residence Inn by Marriott	Baltimore, MD	Upscale	189
Residence Inn by Marriott	Cleveland, OH	Upscale	175
Residence Inn by Marriott	Atlanta, GA	Upscale	160
Residence Inn by Marriott	Watertown, MA	Upscale	150
Residence Inn by Marriott (1)	Frisco, TX	Upscale	150
Residence Inn by Marriott	Hunt Valley, MD	Upscale	141
Residence Inn by Marriott	Portland, OR	Upscale	124
Residence Inn by Marriott (1)	Hillsboro, OR	Upscale	122
Residence Inn by Marriott (1)	Dallas, TX	Upscale	121
Residence Inn by Marriott	Metairie, LA	Upscale	120
Residence Inn by Marriott (1)	Scottsdale, AZ	Upscale	120
Residence Inn by Marriott (1)	Tyler, TX	Upscale	119
Residence Inn by Marriott (1)	Steamboat Springs, CO	Upscale	110
Residence Inn by Marriott	Branchburg, NJ	Upscale	101
Residence Inn by Marriott	Arlington, TX	Upscale	96
SpringHill Suites by Marriott	Louisville, KY	Upscale	198
SpringHill Suites by Marriott	Indianapolis, IN	Upscale	156
SpringHill Suites by Marriott (1)	Dallas, TX	Upscale	148

Franchise/Brand	Location	STR Chain Scale	Number of Guestrooms
SpringHill Suites by Marriott (1)	Scottsdale, AZ	Upscale	121
SpringHill Suites by Marriott	Nashville, TN	Upscale	78
SpringHill Suites by Marriott (1)	New Orleans, LA	Upscale	74
TownePlace Suites by Marriott (1)	Grapevine, TX	Upper Midscale	120
TownePlace Suites by Marriott (1)	New Orleans, LA	Upper Midscale	105
Total Marriott (49 hotel properties)			7,542

Hilton
Canopy Hotel (1)	New Orleans, LA	Upper Upscale	176
Canopy Hotel (1)	Frisco, TX	Upper Upscale	150
DoubleTree	Brisbane, CA	Upscale	210
Embassy Suites (1)	Amarillo, TX	Upper Upscale	226
Embassy Suites (1)	Tucson, AZ	Upper Upscale	120
Hampton Inn & Suites (1)	Revere, MA	Upper Midscale	250
Hampton Inn & Suites	Minneapolis, MN	Upper Midscale	211
Hampton Inn & Suites	Austin, TX	Upper Midscale	209
Hampton Inn & Suites (1)	Dallas, TX	Upper Midscale	176
Hampton Inn & Suites (1)	Tampa, FL	Upper Midscale	138
Hampton Inn & Suites	Camarillo, CA	Upper Midscale	116
Hampton Inn & Suites	Baltimore, MD	Upper Midscale	116
Hampton Inn & Suites	Poway, CA	Upper Midscale	108
Hampton Inn & Suites (1)	Silverthorne, CO	Upper Midscale	88
Hilton Garden Inn	Houston, TX	Upscale	190
Hilton Garden Inn	Houston, TX	Upscale	182
Hilton Garden Inn (1)	Milpitas, CA	Upscale	161
Hilton Garden Inn (1)	Grapevine, TX	Upscale	152
Hilton Garden Inn (1)	Vienna, VA	Upscale	149
Hilton Garden Inn	Waltham, MA	Upscale	148
Hilton Garden Inn (1)	Longview, TX	Upscale	122
Hilton Garden Inn	Greenville, SC	Upscale	120
Homewood Suites (1)	Aliso Viejo, CA	Upscale	129
Homewood Suites (1)	Tucson, AZ	Upscale	122
Homewood Suites (1)	Midland, TX	Upscale	118
Total Hilton (25 hotel properties)			3,887

Hyatt
Hyatt House	Orlando, FL	Upscale	168
Hyatt House	Miami, FL	Upscale	163
Hyatt House	Englewood, CO	Upscale	135
Hyatt Place	Minneapolis, MN	Upscale	213
Hyatt Place	Chicago, IL	Upscale	206
Hyatt Place	Mesa, AZ	Upscale	152
Hyatt Place	Orlando, FL	Upscale	151
Hyatt Place	Orlando, FL	Upscale	150
Hyatt Place	Portland, OR	Upscale	136
Hyatt Place (1)	Oklahoma City, OK	Upscale	134
Hyatt Place	Lone Tree, CO	Upscale	127
Hyatt Place	Englewood, CO	Upscale	126
Hyatt Place	Scottsdale, AZ	Upscale	126
Hyatt Place (1)	Grapevine, TX	Upscale	125
Hyatt Place (1)	Lubbock, TX	Upscale	125
Hyatt Place	Garden City, NY	Upscale	122
Total Hyatt (16 hotel properties)			2,359

Franchise/Brand	Location	STR Chain Scale	Number of Guestrooms
IHG
Holiday Inn Express & Suites	San Francisco, CA	Upper Midscale	252
Holiday Inn Express & Suites (1)	Oklahoma City, OK	Upper Midscale	124
Holiday Inn Express & Suites (1)	Grapevine, TX	Upper Midscale	95
Hotel Indigo	Asheville, NC	Upper Upscale	116
Staybridge Suites	Glendale, CO	Upscale	121
Total IHG (5 hotel properties)			708

Other
Nordic Lodge (1)	Steamboat Springs, CO	Independent	46
Onera (3)	Fredericksburg, TX	N/A	11
Total Other (2 properties)			57

Total Portfolio (97 lodging properties)			14,553

(1)    We own a 51% controlling interest in these lodging properties through our consolidated GIC Joint Venture.
(2)    We own a 90% controlling interest in these lodging properties through our consolidated Brickell Joint Venture.
(3)    We own a 90% controlling interest in this lodging property through our consolidated Onera Joint Venture.

In addition to our lodging property portfolio, we own a 5.99-acre parcel of undeveloped land in San Antonio, TX and a 1.29-acre parcel of undeveloped land in Flagstaff, AZ that are designated as Assets held for sale at December 31, 2024. In February 2025, we closed on the sale of the parcel of undeveloped land in San Antonio, TX for $1.3 million. The land parcels are generally suitable for the development of new lodging properties or the development of restaurants. When unique opportunities to develop lodging properties utilizing our own resources arise, we may develop our own lodging properties on occasion. To reduce the risk of incurring a prohibited transaction tax on any sales of our undeveloped land, we may transfer some or all of these land parcels to our TRSs.

Our Lodging Property Operating Agreements

Ground Leases

At December 31, 2024, six of our lodging properties are subject to third-party ground lease agreements that cover all of the land underlying the respective lodging property.

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

Franchise Agreements

At December 31, 2024, all except for two of our lodging properties operate under franchise agreements, or similar agreements, that allow for access to reservation systems with Marriott, Hilton, Hyatt, or IHG. We believe that the public’s perception of the quality associated with a branded lodging property can be an important feature in its attractiveness to guests. Franchisors provide a variety of benefits to franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, loyalty programs, training of personnel and maintenance of operational quality at lodging properties across the brand system.

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

Property Management Agreements

At December 31, 2024, all of our lodging properties are operated pursuant to property management agreements with professional third-party property management companies as follows:

Management Company	Number of Properties	Number of Guestrooms
Affiliates of Aimbridge Hospitality, LLC	50	7,525
OTO Development, LLC	11	1,559
Affiliates of Magna Hospitality Group, L.C.	10	1,619
Stonebridge Realty Advisors, Inc. and affiliates	7	1,042
Crestline Hotels & Resorts, LLC	7	927
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	4	563
White Lodging Services Corporation	2	453
Hersha Hospitality Management	2	338
Concord Hospitality Enterprises Company, LLC	2	264
InterContinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Blink Data Services, LLC	1	11
Total	97	14,553

Our typical property management agreement requires us to pay a base fee to our property manager calculated as a percentage of total property revenues. In addition, our property management agreements generally provide that the property manager can earn an incentive fee upon achieving earnings before interest, taxes, depreciation and amortization ("EBITDA") over certain thresholds. Our TRS Lessees may employ other property managers in the future. We do not have any ownership or economic interest in any of the property management companies engaged by our TRS Lessees. However, we have a purchase option to acquire a 10% to 15% equity interest in the entity that owns the Onera brand, which is an affiliate of Blink Data Services, LLC, if we reach certain investment thresholds in Onera-branded properties.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NYSE on February 9, 2011 under the symbol “INN.” Prior to that time, there was no public trading market for our common stock. The last reported sale price for our common stock as reported on the NYSE on February 13, 2025 was $6.58 per share.

Stockholder Information

As of February 13, 2025, our common stock was held of record by 251 holders and there were 109,781,527 shares of our common stock outstanding.

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

	For the Years Ended December 31,
Index	2019	2020	2021	2022	2023	2024
Summit Hotel Properties, Inc.	$100.00	$74.15	$80.32	$59.98	$57.75	$61.73
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
Dow Jones U.S. Hotels Index	$100.00	$73.69	$84.40	$71.42	$81.91	$79.75

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Summit Hotel Properties, Inc. (or any of our respective subsidiaries) under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

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

In January 2025, our Board declared cash dividends of $0.390625 per share of Series E Preferred Stock and $0.3671875 per share of Series F Preferred Stock. The Board also declared on behalf of the Operating Partnership, a cash dividend of $0.328125 per share of the Operating Partnership's Series Z Preferred Units. Our Board also declared a quarterly cash dividend of $0.08 per share on our common stock and per Common Unit of the Operating Partnership. These dividends are payable February 28, 2025 to stockholders and unitholders of record on February 14, 2025.

Item 6.        [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of demand, and therefore lodging revenues, include changes in gross domestic product, corporate profits, capital investments, and employment. From a cost perspective, elevated inflation increased the cost of salaries, wages, supplies, material, freight, insurance and energy in recent years. A portion of these costs were partially offset by lodging price increases. While certain costs remain above historical levels, expense growth has moderated to a pace consistent with historical long-term inflation rates.

During 2024, we experienced same-store revenue growth as a result of strong group and improved business transient demand which was partially offset by normalization in leisure demand. The long-term outlook for industry revenue growth remains favorable as forecasted room night demand growth and increases in average daily rate, combined with minimal supply growth, are expected to drive continued industry RevPAR growth over the next several years.

Operating Performance Metrics

We use a variety of performance indicators and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP, as well as other financial information that is not prepared in accordance with GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual lodging properties, groups of lodging properties or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

•Hotel EBITDA — Hotel EBITDA is a measure of the operating performance of our lodging properties after excluding the effects of financing decisions, tax systems, and non-cash expenses such as depreciation and amortization.
•Hotel Gross Operating Profit — Hotel Gross Operating Profit ("GOP") is a measure of the profitability of our lodging properties from core operations and represents Hotel EBITDA exclusive of property taxes, insurance, and management fees.
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

In May 2023, we completed the sale of four lodging properties for an aggregate gross selling price of $28.1 million. The sale included two Hyatt Place hotels in the Chicago area containing a total of 277 guestrooms, a Hilton Garden Inn in the Minneapolis area containing 97 guestrooms, and a Holiday Inn Express & Suites in the Minneapolis area containing 93 guestrooms. These lodging properties were classified as Assets held for sale at December 31, 2022 and their carrying values during the year then ended were reduced by $2.9 million to write-down the carrying value of the properties to their net selling price less estimated costs to sell.

In June 2023, the GIC Joint Venture acquired the Residence Inn by Marriott located in Scottsdale, AZ containing 120 guestrooms for a purchase price of approximately $29.0 million. GIC made a capital contribution of $13.7 million, or 49% of the cash paid at closing, to the GIC Joint Venture, and the Operating Partnership made a capital contribution of $14.3 million, or 51% of the cash paid at closing to the GIC Joint Venture, along with $1.0 million of earnest money that was paid from available cash of the GIC Joint Venture to fund the purchase price. The Operating Partnership made its capital contribution to the GIC Joint Venture with available cash on hand and borrowings on our corporate revolving line of credit.

In June 2023, the GIC Joint Venture acquired the Nordic Lodge located in Steamboat Springs, CO containing 47 guestrooms for a purchase price of approximately $13.7 million. GIC made a capital contribution of $6.7 million, or 49% of the purchase price, to the GIC Joint Venture and the Operating Partnership made a capital contribution of $7.0 million, or 51% of the purchase price, to the GIC Joint Venture to fund the purchase price. The Operating Partnership made its capital contribution to the GIC Joint Venture with available cash on hand and borrowings on our corporate revolving line of credit.

In December 2023, we completed the sale of the 123-guestroom Hyatt Place in Baltimore (Owings Mills), MD for a gross selling price of $8.3 million. The net selling price less costs to sell approximated the net book value of the hotel property on the sale date resulting in a nominal gain that was recorded in the fourth quarter of 2023.

During the fourth quarter of 2023, the GIC Joint Venture entered into a purchase and sale agreement with a third-party to sell the 127-guestroom Hyatt Place Dallas (Plano), TX for $10.3 million. We reclassified the property in Assets held for sale, net at December 31, 2023 and recorded a write-down of $4.0 million in the fourth quarter of 2023 for the excess of the net carrying amount of the portfolio of properties over the net selling price less estimated costs to sell. We completed the sale of the property in February 2024 under the terms described above.

In April 2024, we completed the sale of the 202-guestroom Courtyard by Marriott and the 208-guestroom SpringHill Suites by Marriott, both located in New Orleans, LA, for an aggregate selling price of $73.0 million, which resulted in a gain of approximately $28.3 million.

In April 2024, the GIC Joint Venture completed the sale of the 119-guestroom Hilton Garden Inn - Bryan (College Station), TX for $11.0 million. The net selling price of the lodging property approximated its net book value on the closing date.

In October 2024, we completed the sale of the 101-guestroom Four Points by Marriott San Francisco Airport for $17.7 million, which resulted in a gain of approximately $0.4 million.

In December 2024, the GIC Joint Venture acquired the Hampton Inn located in Revere (Boston), MA and the Hilton Garden Inn located in Tysons Corner (Vienna), VA with an aggregate total of 399 guestrooms for a combined purchase price of $96.0 million. The purchase price (including approximately $0.3 million of acquisition costs) was funded through a combination of a $2.9 million escrow deposit, capital contributions from our GIC Joint Venture partner totaling $21.5 million, $49.5 million of borrowings on our expanded GIC Joint Venture Credit Facility (See “Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 - Debt"), and our capital contribution of $22.4 million from proceeds from the sale of the Four Points by Marriott San Francisco Airport and cash on hand.

During the first quarter of 2023, we entered into a purchase and sale agreement with a third-party to sell a 5.99-acre parcel of undeveloped land in San Antonio, TX for $1.3 million. The property was recorded in Assets held for sale, net at December 31, 2024. In February 2025, we closed the sale of the property.

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

Our property operating expenses consist primarily of expenses incurred in the day-to-day operation of our lodging properties. Many of our expenses are fixed, such as essential lodging property staff, real estate taxes, insurance, and depreciation. These expenses generally do not decrease even if the revenues at our lodging properties decrease. Room expense includes housekeeping and front office wages and payroll taxes, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, the cost of beverages and associated labor costs. Other operating expenses include labor and other costs associated with administrative departments, sales and marketing, repair and maintenance, utility costs and franchise fees.

Results of Operations

The comparisons that follow should be reviewed in conjunction with the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Comparison of 2024 to 2023

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the year ended December 31, 2024 compared with the year ended December 31, 2023 (dollars in thousands, except ADR and RevPAR). Our same-store portfolio consists of properties that we owned as of December 31, 2024 and that we have owned at all times since January 1, 2023.

	2024		2023		Year-over-Year Dollar Change		Year-over-Year Percentage Change
	Total Portfolio (97 Properties)	Same-Store Portfolio (93 properties)	Total Portfolio (100 properties)	Same-Store Portfolio (93 properties)	Total Portfolio (97/100 properties)	Same-Store Portfolio (93 properties)	Total Portfolio (97/100 properties)	Same-Store Portfolio (93 properties)
Revenues:
Room	$650,713	$631,461	$656,063	$619,358	$(5,350)	$12,103	(0.8)%	2.0%
Food and beverage	40,865	40,543	41,513	40,561	(648)	(18)	(1.6)%	—%
Other	40,205	39,439	38,551	36,967	1,654	2,472	4.3%	6.7%
Total	$731,783	$711,443	$736,127	$696,886	$(4,344)	$14,557	(0.6)%	2.1%

Expenses:
Room	$146,790	$142,297	$148,005	$137,780	$(1,215)	$4,517	(0.8)%	3.3%
Food and beverage	30,964	30,677	31,580	30,596	(616)	81	(2.0)%	0.3%
Other lodging property operating expenses	224,409	218,053	224,901	211,047	(492)	7,006	(0.2)%	3.3%
Total	$402,163	$391,027	$404,486	$379,423	$(2,323)	$11,604	(0.6)%	3.1%

Occupancy	73.6%	73.7%	72.0%	72.8%	n/a	n/a	2.2%	1.2%
ADR	$167.48	$167.30	$165.04	$166.59	$2.44	$0.71	1.5%	0.4%
RevPAR	$123.19	$123.34	$118.81	$121.31	$4.38	$2.03	3.7%	1.7%

The total portfolio information above for the years ended December 31, 2024 and 2023 reflects operating results for various portions of each year for certain lodging properties as a result of the sales and acquisitions of lodging properties. The following table details how the acquisition and disposition transactions affect each reporting year:

Portion of Operating Results Included
	Transaction	For the Years Ended December 31,
	Date	2024	2023
Acquired Properties:
For the Year Ended December 31, 2024:
Portfolio of Two Lodging Properties	December 2024	Partial Period	None

For the Year Ended December 31, 2023:
Residence Inn - Scottsdale, AZ	June 2023	Full Period	Partial Period
Nordic Lodge - Steamboat Springs, CO	June 2023	Full Period	Partial Period

Sold Properties:
For the Year Ended December 31, 2024:
Four Points by Marriott San Francisco Airport	October 2024	Partial Period	Full Period
Courtyard by Marriott and SpringHill Suites - New Orleans, LA	April 2024	Partial Period	Full Period
Hilton Garden Inn - College Station, TX	April 2024	Partial Period	Full Period
Hyatt Place - Dallas (Plano), TX	February 2024	Partial Period	Full Period

For the Year Ended December 31, 2023:
Hyatt Place - Baltimore (Owings Mills), MD	December 2023	None	Partial Period
Portfolio of Four Lodging Properties	May 2023	None	Partial Period

Changes from the year ended December 31, 2024 compared with the year ended December 31, 2023 were due to the following:

•Revenues and RevPAR. Room revenues for our total portfolio decreased by $5.4 million for the year ended December 31, 2024 compared with the year ended December 31, 2023 as a result of a $17.5 million decrease in room revenues due to the net effect of the sale of five lodging properties during the year ended December 31, 2024 (the "2024 Sold Properties") and five properties during the year ended December 31, 2023 (the "2023 Sold Properties), and the acquisition of two lodging properties during the year ended December 31, 2024 (the "2024 Acquired Properties") and two lodging properties during the year ended December 31, 2023 (the "2023 Acquired Properties"), partially offset by a $12.1 million increase in same-store revenues driven by improving business transient and group demand which mitigated the effect of the normalization in leisure demand.

On a same store basis, the improvements in our business resulted in an increase of approximately 1.2% in occupancy and a 0.4% in ADR during the year ended December 31, 2024, which resulted in an 1.7% increase in same-store RevPAR. For the total portfolio, we experienced an increase of approximately 2.2% in occupancy and an increase of 1.5% in ADR during the year ended December 31, 2024. This resulted in an increase in RevPAR of 3.7% for the year ended December 31, 2024 compared with the year ended December 31, 2023. The increase in RevPAR was primarily due to net effect of the sales of lodging properties during the years ended December 31, 2024 and 2023 with lower nominal RevPAR and the acquisition of lodging properties over the same period with higher nominal RevPAR.

•Room Expenses. Room expenses for our total portfolio decreased by $1.2 million for the year ended December 31, 2024 compared with the year ended December 31, 2023 as a result of a $5.7 million decrease in room expenses due to the net effect of the sale of the 2024 Sold Properties and the 2023 Sold Properties, and the acquisition of the 2024 Acquired Properties and the 2023 Acquired Properties, partially offset by a $4.5 million increase in same-store room expenses primarily driven by a 1.2% increase in same-store occupancy.

•Food and Beverage Revenues and Expenses. Total portfolio food and beverage revenues decreased by $0.6 million for the year ended December 31, 2024 compared with the year ended December 31, 2023 primarily as a result of a $0.6 million decrease in same-store revenues.

•Other Hotel Operating Revenues and Expenses. Other lodging property operating revenues for our total portfolio increased by $1.7 million for the year ended December 31, 2024 compared with the year ended December 31, 2023 as a result of a $2.5 million increase in same-store Other lodging property and operating revenues primarily related to an increase in parking and resort fees due to higher occupancy, partially offset by a $0.8 million decrease in Other lodging property operating revenues driven by the net effect the sale of the 2024 Sold Properties and the 2023 Sold Properties, and the acquisition of the 2024 Acquired Properties and the 2023 Acquired Properties.

The $0.5 million decrease in total portfolio Other lodging property operating expenses for the year ended December 31, 2024 in comparison with the year ended December 31, 2023 was driven by a $7.5 million decrease in Other lodging property operating expenses due to the net effect of the sale of the 2024 Sold Properties and the 2023 Sold Properties, and the acquisition of the 2024 Acquired Properties and the 2023 Acquired Properties, partially offset by a $7.0 million increase in same-store Other lodging property operating expenses that resulted from increased labor costs, credit card commissions, sales and marketing costs, and utilities.

The following table includes other consolidated income and expenses for 2024 compared with 2023 (dollars in thousands):

	For the Twelve Months Ended December 31,
	2024	2023	Dollar Change	Percentage Change
Property taxes, insurance and other	$54,116	$55,167	$(1,051)	(1.9)%
Management fees	15,866	18,452	(2,586)	(14.0)%
Depreciation and amortization	146,436	150,924	(4,488)	(3.0)%
Corporate general and administrative	31,891	32,530	(639)	(2.0)%
Loss on impairment and write-down of assets	6,723	16,661	(9,938)	(59.6)%
Recoveries of credit losses	—	(1,230)	1,230	nm¹
Gain (loss) on disposal of assets, net	28,912	(337)	29,249	nm¹
Interest expense	82,632	86,798	(4,166)	(4.8)%
Interest income	1,906	1,688	218	12.9%
Gain on extinguishment of debt	3,000	—	3,000	nm¹
Other income, net	4,384	1,005	3,379	nm¹
Income tax benefit (expense)	8,743	(2,798)	11,541	nm¹

(1)    Not meaningful

Changes from the year ended December 31, 2024 compared with the year ended December 31, 2023 were due to the following:

•Property Taxes, Insurance and Other. The $1.1 million decrease in Property taxes, insurance and other during the year ended December 31, 2024 is primarily the result of greater reductions in property tax expenses during the year ended December 31, 2024 compared with the prior year due to successful appeal efforts, coupled with a reduction of state franchise taxes and other tax accruals during the period, partially offset by an increase in insurance costs.

•Management Fees. Management fees decreased during the year ended December 31, 2024 by $2.6 million due to the net effect of the sale of the 2024 Sold Properties and the 2023 Sold Properties, and the acquisition of the 2024 Acquired Properties and the 2023 Acquired Properties, and lower management fees due to amendments to certain property management agreements during the year ended December 31, 2024.

•Depreciation and Amortization. Depreciation and amortization decreased by $4.5 million for the year ended December 31, 2024 compared with the year ended December 31, 2023 primarily due to a net reduction of depreciation and amortization expense of $5.1 million as a result of the combined effect of the sale of the 2024 Sold Properties and the 2023 Sold Properties, and the acquisition of the 2024 Acquired Properties and the 2023 Acquired Properties, partially offset by a $0.6 million increase in same-store depreciation and amortization due to assets placed in service as a result of completed renovations.

•Corporate General and Administrative. Corporate general and administrative expenses decreased by $0.6 million for the year ended December 31, 2024 compared with the year ended December 31, 2023 primarily due to a decrease in legal and professional fees of $1.0 million, partially offset by a $0.4 million increase in corporate employee-related costs.

•Loss on Impairment and Write-down of Assets. During the year ended December 31, 2024, the Company recorded a loss on impairment related to a lodging property totaling $6.7 million to reduce the carrying amount of the property to its estimated fair value.

During the year ended December 31, 2023, the Company recorded a Loss on write-down of assets of $16.7 million to reduce the carrying amounts of the three lodging properties that were under contract to sell or being marketed for sale to their expected net selling prices less estimated costs to sell.

•Recoveries of Credit Losses. Recoveries of credit losses for the year ended December 31, 2023 related to the payment in full of our seller-financing loan that was fully reserved. See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 4 – Investment in Real Estate Loans" to the accompanying Consolidated Financial Statements for further information.

•Gain (loss) on Disposal of Assets, net. The gain on disposal of assets, net of $28.9 million for the year ended December 31, 2024 was primarily the result of a $28.3 million gain recorded on the sale of a portfolio of two lodging properties in New Orleans, LA, a $0.4 million gain recorded on the sale of the Four Points by Marriott San Francisco Airport and an aggregate $0.2 million gain recorded on the sale of Hilton Garden Inn - Bryan (College Station), TX and the Hyatt Place - Dallas (Plano), TX.

•Interest Expense. Interest expense decreased by $4.2 million primarily due to lower average outstanding debt and a reduction in interest rates for the year ended December 31, 2024 compared with the year ended December 31, 2023.

•Interest Income. Interest income increased by $0.2 million during the year ended December 31, 2024 primarily due to higher weighted average invested cash balances related to the proceeds from the sale of properties.

•Gain on Extinguishment of Debt. The gain on extinguishment of debt for the year ended December 31, 2024 was the result of the repayment of the MetaBank Loan (as defined in "Part II - Item 8. - Financial and Supplementary Data - Note 6 - Debt" to the accompanying Consolidated Financial Statements) in June 2024 prior to its scheduled maturity date, which resulted in a gain on extinguishment of debt of $3.0 million after legal fees and unamortized debt issuance costs that were written-off on the closing date.

•Other Income, net. Other income, net for the year ended December 31, 2024 consists primarily of third-party tenant income of $2.2 million, the realization of $2.0 million of tax rebates related to the NCI Transaction (as defined in "Part II - Item 8. - Financial and Supplementary Data - Note 6 - Debt" to the accompanying Consolidated Financial Statements) and miscellaneous income of $1.0 million, partially offset by debt transaction costs of $0.6 million and net casualty losses of $0.2 million.

Other income, net for the year ended December 31, 2023 consists primarily of third-party tenant income of $1.5 million and the realization of $1.8 million of tax rebates related to the NCI Transaction during the period, partially offset by net casualty losses of $2.1 million, and other costs of $0.2 million.

•Income Tax Benefit (Expense). We recorded an $8.7 million income tax benefit during the year ended December 31, 2024, primarily due to the reversal of a significant portion of our valuation allowance totaling $12.1 million, partially offset by current federal and state income tax expenses of $2.6 million, and deferred tax expense of $0.8 million for the year ended December 31, 2024. We reversed the valuation allowance during the year ended December 31, 2024 based on our determination that it is probable that we will realize the tax benefits related to a significant portion of our deferred tax assets. Income tax expense amounted to $2.8 million during the year ended December 31, 2023 and was primarily related to federal and state income taxes on our TRSs.

For information about our key operating metrics and results of operations for the year ended December 31, 2023 compared with the year ended December 31, 2022, refer to "Part II – Item 7. – Management's Discussion and Analysis of Financial Conditions and Results of Operations - Results of Operations" of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

FFO and AFFO

As defined by Nareit, FFO represents net income or loss (computed in accordance with GAAP), excluding preferred dividends, gains (or losses) from sales of real property, impairment losses on real estate assets, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization related to real estate assets, and adjustments for unconsolidated partnerships, and joint ventures. AFFO represents FFO excluding amortization of deferred financing costs, franchise fees, equity-based compensation expense, transaction costs, debt transaction costs, premiums on redemption of preferred shares, losses from net casualties, non-cash interest income and non-cash income tax related adjustments to our deferred tax asset. Unless otherwise indicated, we present FFO and AFFO applicable to our common shares and common units. We present FFO and AFFO because we consider FFO and AFFO an important supplemental measure of our operational performance and believe it is frequently used by securities analysts, investors, and other interested parties in the evaluation of REITs, many of which present FFO and AFFO when reporting their results. FFO and AFFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and AFFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, and certain transaction costs related to lodging property acquisition activities and debt, FFO and AFFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our computation of FFO differs slightly from the computation of Nareit-defined FFO related to the reporting of depreciation and amortization expense on assets at our corporate offices, which is de minimus. Our computation of FFO may also differ from the methodology for calculating FFO used by other equity REITs and, accordingly, may not be comparable to such other REITs. FFO and AFFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP), as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. Where indicated in this Annual Report on Form 10-K, FFO is based on our computation of FFO and not the computation of Nareit-defined FFO unless otherwise noted.

The following is a reconciliation of our GAAP net income to FFO and AFFO for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per common share/Common Unit amounts):

	2024	2023	2022
Net income (loss)	$38,891	$(28,116)	$1,217
Preferred dividends	(15,875)	(15,875)	(15,875)
Distributions to and accretion of redeemable non-controlling interests	(2,626)	(2,626)	(2,520)
Loss (income) related to non-controlling interests in consolidated joint ventures	8,499	14,824	(2,321)
Net income (loss) applicable to common shares and Common Units	28,889	(31,793)	(19,499)
Real estate-related depreciation	142,493	146,187	145,492
Loss on impairment and write-down of assets	6,723	16,661	10,420
(Gain) loss on disposal of assets and other dispositions, net	(28,912)	385	(20,315)
FFO adjustments related to non-controlling interests in consolidated joint ventures	(34,033)	(34,662)	(20,845)
FFO applicable to common shares and Common Units	115,160	96,778	95,253
Recoveries of credit losses	—	(1,230)	(1,100)
Amortization of deferred financing costs	6,582	5,910	5,708
Amortization of franchise fees	671	595	663
Amortization of intangible assets, net	2,786	3,642	3,643
Equity-based compensation (1)	8,132	7,742	8,446
Transaction costs	10	13	749
Debt transaction costs	647	461	1,528
Gain on extinguishment of debt	(3,000)	—	—
Non-cash interest income	(400)	(531)	(113)
Non-cash lease expense, net	464	481	505
Casualty losses, net	177	2,112	2,505
Deferred tax expense	762	84	—
Reversal of valuation allowance on deferred tax assets	(12,061)	—	—
AFFO adjustments related to non-controlling interests in consolidated joint ventures	(1,468)	(3,612)	(3,400)
Special allocation related to sale of joint venture asset(2)	—	—	(417)
Non-cash state taxes and other, net	744	447	—
AFFO applicable to common shares and Common Units	$119,206	$112,892	$113,970
FFO per common share/Common Unit	$0.93	$0.79	$0.79
AFFO per common share/Common Unit (3)	$0.96	$0.92	$0.94
Weighted average diluted common shares/Common Units:
FFO and AFFO (4)(5)	124,313	122,355	121,163

(1)      The total equity-based compensation expense for the year ended December 31, 2022 includes $1.3 million of incremental expense related to the modification of certain restricted stock awards as a result of the departure of our Chief Operating Officer.
(2)    During the year ended December 31, 2022, we earned a $0.4 million promote related to the sale by the GIC Joint Venture of the sale of a 169-guestroom Hilton Garden Inn San Francisco Airport North in San Francisco, CA for a gross selling price of $75.0 million. The sale of this property resulted in a net gain of $20.5 million to the GIC Joint Venture. Our promote is earned when the internal rate of return to GIC related to capital transactions exceeds a specified investment hurdle rate. We have adjusted this amount from our calculation of AFFO because it relates to the gain on the sale of the property and not on-going operations.
(3)      AFFO for the years ended December 31, 2024, 2023 and 2022 has not been adjusted for interest related to the Convertible Notes for purposes of calculating AFFO per common share/Common Unit because we intend to settle the principal portion of the Convertible Notes in cash and we did not include in the denominator of our calculation of AFFO per common share/Common Unit the potential dilutive effect of shares that would be issued if the principal portion of the Convertible Notes were converted into shares of our common stock.
(4)       Includes Common Units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the Common Units are redeemable for cash or, at our election, shares of our common stock.

(5)      The weighted average diluted common shares/common units used to calculate FFO and AFFO per common share/Common Unit for the years ended December 31, 2024, 2023 and 2022 includes the dilutive effect of our outstanding restricted stock awards. These shares were excluded from our weighted average shares outstanding used to calculate net income (loss) per share for the years ended December 31, 2023 and 2022 because they would have been antidilutive. The weighted average common shares/Common Unit used to calculate FFO and AFFO per common share/Common Unit exclude the potential dilution related to our Convertible Notes as we intend to settle the principal of the Convertible Notes in cash.

A reconciliation of weighted average diluted common shares to non-GAAP weighted average diluted common shares/Common Units for FFO and AFFO is as follows (in thousands):

	2024	2023	2022
Weighted average common shares outstanding - diluted	132,365	105,548	105,142
Non-GAAP adjustment for restricted stock awards (1)	1,780	837	661
Non-GAAP adjustment for dilutive effects of Common Units	15,946	15,970	15,360
Non-GAAP adjustment for dilutive effect of shares of common stock issuable upon conversion of convertible debt	(25,778)	—	—
Non-GAAP weighted diluted share of common stock and Common Units	124,313	122,355	121,163

(1)    Adjustment reflects the difference between the total weighted-average unvested restricted time-based shares outstanding as of the reporting date and the weighted-average restricted time-based shares computed for diluted earnings per share under the treasury stock method in accordance with GAAP, plus the difference between the estimated total weighted average unvested restricted performance-based shares expected to vest based on achievement of the performance measures as if the vesting date were the reporting date and the estimated weighted-average unvested restricted performance-based shares computed for diluted earnings per share under the treasury stock method in accordance with GAAP.

AFFO applicable to common stock and Common Units increased by $6.3 million for the year ended December 31, 2024 compared with the year ended December 31, 2023 due to modest growth in same-store RevPAR and hotel EBITDA and lower interest expense, partially offset by a decrease in hotel EBITDA from the net effect of the acquisition of the 2024 Acquired Properties and the 2023 Acquired Properties, and the sale of the 2024 Sold Properties and the 2023 Sold Properties.

For information about our AFFO for the year ended December 31, 2023 compared with the year ended December 31, 2022, refer to "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following is a reconciliation of our GAAP net income to EBITDAre for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Net income (loss)	$38,891	$(28,116)	$1,217
Depreciation and amortization	146,436	150,924	150,160
Interest expense	82,632	86,798	65,581
Interest income on cash deposits	(829)	(568)	(65)
Income tax (benefit) expense	(8,743)	2,798	3,611
EBITDA	258,387	211,836	220,504
Loss on impairment and write-down of assets	6,723	16,661	10,420
(Gain) loss on disposal of assets and other dispositions, net	(28,912)	385	(20,315)
EBITDAre	236,198	228,882	210,609
Recoveries of credit losses	—	(1,230)	(1,100)
Amortization of key money liabilities	(486)	(498)	(363)
Equity-based compensation(1)	8,132	7,742	8,446
Transaction costs	10	13	749
Debt transaction costs	647	461	1,528
Gain on extinguishment of debt	(3,000)	—	—
Non-cash interest income	(400)	(531)	(113)
Non-cash lease expense, net	464	481	505
Casualty losses, net	177	2,112	2,505
Loss (income) related to non-controlling interests in consolidated joint ventures	8,499	14,824	(2,321)
Adjustments related to non-controlling interests in consolidated joint ventures	(58,793)	(62,681)	(39,213)
Special allocation related to sale of joint venture asset(2)	—	—	(417)
Non-cash state taxes and other, net	744	447	—
Adjusted EBITDAre	$192,192	$190,022	$180,815

(1)      The total equity-based compensation expense for the year ended December 31, 2022 includes $1.3 million of incremental expense related to the modification of certain restricted stock awards as a result of the departure of our Chief Operating Officer.
(2)    During the year ended December 31, 2022, we earned a $0.4 million promote related to the sale by the GIC Joint Venture of the sale of a 169-guestroom Hilton Garden Inn San Francisco Airport North in San Francisco, CA for a gross selling price of $75.0 million. The sale of this property resulted in a net gain of $20.5 million to the GIC Joint Venture. Our promote is earned when the internal rate of return to GIC related to capital transactions exceeds a specified investment hurdle rate. We have adjusted this amount from our calculation of AFFO because it relates to the gain on the sale of the property and not on-going operations.

Adjusted EBITDAre increased $2.2 million for the year ended December 31, 2024 in comparison with the year ended December 31, 2023 due to modest growth in same-store RevPAR and Hotel EBITDA driven by improving demand for business transient and group travel, which mitigated some of the effect of the normalization in leisure demand, partially offset by a decrease in hotel EBITDA from the net effect of the acquisition of the 2024 Acquired Properties and the 2023 Acquired Properties, and the sale of the 2024 Sold Properties and the 2023 Sold Properties.

For information about our Adjusted EBITDAre for the year ended December 31, 2023 compared with the year ended December 31, 2022, refer to "Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity and Capital Resources

Our short-term cash obligations consist primarily of operating expenses and other expenditures directly associated with our lodging properties, recurring maintenance and capital expenditures necessary to maintain our lodging properties in accordance with internal and brand standards, capital expenditures to improve our lodging properties, interest payments, settlement of any applicable interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, our joint venture acquisitions and capital requirements, contractual lease payments, corporate overhead, and distributions to our stockholders and holders of Common and Preferred Units in our Operating Partnership when declared. Our corporate overhead primarily consists of employee compensation expenses, professional fees, corporate insurance and rent expenses. Cash requirements for our corporate overhead expenses (excluding non-cash stock-based compensation), which are generally paid from operating cash flows, were $23.8 million, $24.8 million and $22.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. We generally expect our corporate overhead expenses to remain consistent with the level of our operating activities and market conditions for goods and services.

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

Our property acquisition and disposition activity for the years ended December 31, 2024 and 2023 was as follows:

•In May 2023, the Company completed the disposition of four wholly owned hotels containing an aggregate of 467 guestrooms for a gross sales price of $28.1 million.

•In June 2023, the GIC Joint Venture acquired the Residence Inn by Marriott located in Scottsdale, AZ containing 120 guestrooms for a purchase price of approximately $29.0 million. GIC made a capital contribution of $13.7 million, or 49% of the purchase price, to the GIC Joint Venture, and the Operating Partnership made a capital contribution of $14.3 million, or 51% of the purchase price, to the GIC Joint Venture to fund the purchase price. The Operating Partnership made its capital contribution to the GIC Joint Venture with available cash on hand and borrowings on the $400 Million Revolver.

•In June 2023, the GIC Joint Venture acquired the Nordic Lodge containing 47 guestrooms located in Steamboat Springs, CO for a purchase price of approximately $13.7 million. GIC made a capital contribution of $6.7 million, or 49% of the purchase price, to the GIC Joint Venture and the Operating Partnership made a capital contribution of $7.0 million, or 51% of the purchase price, to the GIC Joint Venture to fund the purchase price. The Operating Partnership made its capital contribution to the GIC Joint Venture with available cash on hand and borrowings on the $400 Million Revolver.

•In December 2023, we completed the sale of the 123-guestroom Hyatt Place in Owings Mills (Baltimore), MD for a gross selling price of $8.3 million. The net selling price less costs to sell approximated the net book value of the lodging property on the sale date resulting in a nominal gain that was recorded in the fourth quarter of 2023.

•In February 2024, the GIC Joint Venture completed the sale of the 127-guestroom Hyatt Place Dallas (Plano), TX for $10.3 million. At December 31, 2023, we reclassified the property in Assets held for sale and recorded a write-down of $4.0 million to reduce the carrying amount of the lodging property to the selling price less estimated costs to sell. As such, the net selling proceeds approximated the net carrying amount of the Sale Portfolio at closing.

•In April 2024, we completed the sale of the 202-guestroom Courtyard by Marriott and the 208-guestroom SpringHill Suites by Marriott, both located in New Orleans, LA, for an aggregate selling price of $73.0 million, which resulted in a gain of approximately $28.3 million.

•In April 2024, the GIC Joint Venture completed the sale of the 119-guestroom Hilton Garden Inn - Bryan (College Station), TX for $11.0 million. The net selling price of the lodging property approximated its net book value on the closing date.

•In October 2024, we completed the sale of the 101-guestroom Four Points by Marriott San Francisco Airport for $17.7 million, which resulted in a gain of approximately $0.4 million.

•In December 2024, the GIC Joint Venture acquired the Hampton Inn located in Revere (Boston), MA and the Hilton Garden Inn located in Tysons Corner (Vienna), VA with an aggregate total of 399 guestrooms for a combined purchase price of $96.0 million. The purchase price (including approximately $0.3 million of acquisition costs) was funded through a combination of a $2.9 million escrow deposit, capital contributions from our GIC Joint Venture partner totaling $21.5 million, $49.5 million of borrowings on our expanded GIC Joint Venture Credit Facility and our capital contribution of $22.4 million using the proceeds from the sale of the Four Points by Marriott San Francisco Airport and cash on hand.

In July 2023, we entered into the 2023 Senior Credit Facility to refinance our prior senior credit facility, including certain key financial covenants, and renewal of our full access to our $400 Million Revolver. The 2023 Senior Credit Facility has an initial maturity of June 2027, which may be extended for a single 12-month period at our option, subject to certain conditions. See “Part II - Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt,” for additional information concerning our prior senior credit facility and subsequent amendments thereto.

In September 2023, the GIC Joint Venture refinanced the GIC Joint Venture Credit Facility (the "GIC Joint Venture Credit Refinance"). The GIC Joint Venture Credit Refinance extends the maturity of the $125 Million Revolver and the $125 Million Term Loan (both as defined in “Part II - Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt,”) to an initial maturity date of September 2027, which may be extended for a single 12-month period at the option of the GIC Joint Venture, subject to certain conditions. As such, the GIC Joint Venture Credit Refinance has a fully extended maturity date of September 2028.

In February 2024, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan document as a subsidiary guarantor, entered into a $200 million senior unsecured term loan financing (the “2024 Term Loan”) with Regions Bank. Proceeds from the 2024 Term Loan financing and advances on our $400 Million Revolver were used to repay in full the Company’s $225 million term loan that was scheduled to mature in February 2025. The 2024 Term Loan has an initial maturity date of February 2027 and can be extended for two 12-month periods by the Company, subject to certain conditions. At December 31, 2024, the 2024 Term Loan was fully funded.

In May 2024, we repaid the outstanding principal of the Bank of the Cascades loan that was scheduled to mature in December 2024 with no prepayment penalty. This repayment resulted in the release of the lodging property that was pledged as collateral for this mortgage loan.

In 2017, the Operating Partnership entered into a $47.6 million secured, non-recourse loan with MetaBank (the "MetaBank Loan"). In June 2024, the outstanding balance of the loan was $42.3 million at which time we repaid the MetaBank Loan for $39.1 million prior to its scheduled maturity date, which represented a discount of $3.2 million and resulted in a gain on extinguishment of debt of $3.0 million after legal fees and unamortized debt issuance costs that were written-off on the closing date. As a result of this repayment, the three lodging properties previously held as collateral for the MetaBank Loan were released.

In June 2022, the Brickell Joint Venture, as borrower, and the Operating Partnership, as the non-recourse guarantor, entered into a $47.0 million mortgage loan and non-recourse guaranty with City National Bank of Florida to finance the dual-branded 264-guestroom AC Hotel by Marriott and Element Miami Brickell Hotel in Miami, FL (together the "AC/Element Hotel"). The outstanding balance of the City National Bank Loan was $46.1 million at December 31, 2024. The City National Bank Loan is prepayable at any time without penalty. We expect to complete the refinancing of this loan prior to its maturity date.

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

Outstanding Indebtedness

At December 31, 2024, we had $10.0 million outstanding on our $400 Million Revolver, $200.0 million outstanding on our $200 Million Term Loan and $200.0 million outstanding on our 2024 Term Loan (as defined under "Part II - Item 8. - Financial Statements and Supplementary Data - Note 6 – Debt”). Each of the credit facilities is currently supported by the 53 lodging properties included in the credit facility borrowing base. We also had $287.5 million of Convertible Notes outstanding. The Convertible Notes become due in February 2026. We expect to complete the refinancing of the Convertible Notes prior to their maturity date.

At December 31, 2024, the GIC Joint Venture had $250.0 million outstanding under our GIC Joint Venture Credit Facility consisting of borrowings on a $125.0 million term loan (after giving effect to an additional $50.0 million of borrowings under the accordion feature of the loan, which was used in the purchase of two lodging properties in December 2024) and a $125.0 million revolving line of credit. The GIC Joint Venture Credit Facility is secured primarily by a first priority pledge of the equity interests in the subsidiaries that hold the 15 lodging property borrowing base assets, and the related TRS entities that wholly own the TRS Lessees.

To complete the NCI Transaction, the GIC Joint Venture entered into the GIC Joint Venture Term Loan, which is currently secured by the remaining 25 lodging properties and two parking garages acquired in the transaction and assumed a PACE loan totaling $6.5 million. The GIC Joint Venture Term Loan has an accordion feature which will permit an increase in the total commitments by up to $190.0 million, for aggregate potential borrowings of up to $600.0 million. The GIC Joint Venture Term Loan will mature in January 2026 and can be extended for a single 12-month period at the Company’s option, subject to certain conditions. As such, the GIC Joint Venture Term Loan has a fully extended maturity date of January 2027. The GIC Joint Venture Term Loan is interest-only and provides for a floating interest rate equal to SOFR plus 2.75%. In February 2023, we entered into an amendment to the GIC Joint Venture Term Loan to amend certain definitions, revise the minimum borrowing base interest coverage ratio thresholds and make certain other changes. The outstanding balances of the GIC Joint Venture Term loan and the PACE loan were $396.0 million and $5.9 million, respectively, at December 31, 2024.

Additionally, the GIC Joint Venture has a mortgage loan outstanding totaling $12.5 million at December 31, 2024 related to the acquisition of the Embassy Suites in Tucson, AZ in December 2021.

In June 2022, the Brickell Joint Venture, as borrower, and the Operating Partnership, as the non-recourse guarantor, entered into a $47.0 million mortgage loan and non-recourse guaranty with City National Bank of Florida to finance the AC/Element Hotel. The City National Bank Loan provides for an interest rate equal to one-month term SOFR plus 300 basis points. Payment terms include an interest-only period through June 30, 2024 and the loan will amortize on a 25-year schedule from July 1, 2024 through the maturity date of June, 2025. The outstanding balance of the City National Bank Loan was $46.1 million at December 31, 2024. The City National Bank Loan is prepayable at any time without penalty. We expect to complete the refinancing of this loan prior to its maturity date.

At December 31, 2024, we have scheduled debt principal payments during the next 12 months totaling $46.6 million, primarily as a result of the maturity of the loan with City National Bank of Florida in June 2025.

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

At December 31, 2024, we and our GIC Joint Venture are in compliance with all of our loan agreements. See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt" for additional information concerning our loans, loan amendments and our financing arrangements.

     A summary of our debt at December 31, 2024 is as follows (dollars in thousands):

	Interest Rate	Amortization Period (Years)	Initial Maturity Date	Fully Extended Maturity Date	Number of Properties Encumbered	Principal Amount Outstanding December 31, 2024	Principal Amount Outstanding December 31, 2023
2023 Senior Credit Facility
Bank of America, NA
$400 Million Revolver(1)	6.33% Variable	n/a	6/21/2027	6/21/2028	n/a	$10,000	$—
$200 Million Term Loan(1)	6.16% Variable	n/a	6/21/2026	6/21/2028	n/a	200,000	200,000
Total Senior Credit and Term Loan Facility						210,000	200,000
Term Loans
KeyBank National Association Term Loan
KeyBank National Association Term Loan(1) (7)	n/a	n/a	2/14/2025	2/14/2025	n/a	—	225,000
Regions Bank 2024 Term Loan Facility (1)	6.37% Variable	n/a	2/26/2027	2/26/2029	n/a	200,000	—
Convertible Notes	1.50% Fixed	n/a	2/15/2026	2/15/2026	n/a	287,500	287,500
Secured Mortgage Indebtedness
MetaBank(4)	n/a	25	7/1/2027	7/1/2027	—	—	42,611
Bank of the Cascades (First Interstate Bank)(4)	n/a	25	12/19/2024	12/19/2024	—	—	7,425
Bank of the Cascades (First Interstate Bank)(4)	n/a	25	12/19/2024	12/19/2024		—	7,425
Total Mortgage Loans					—	—	57,461
					—	697,500	769,961
Brickell Joint Venture Mortgage Loan
City National Bank of Florida(4)	7.45% Variable	25	6/9/2025	6/9/2025	2	46,060	47,000
GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver(2)	6.61% Variable	n/a	9/15/2027	9/15/2028	n/a	125,000	125,000
$125 Million Term Loan(2)	6.56% Variable	n/a	9/15/2027	9/15/2028	n/a	125,000	75,000
Bank of America, N.A.(3)	7.22% Variable	n/a	1/13/2026	1/13/2027	n/a	396,037	410,000
Wells Fargo	4.99% Fixed	30	6/6/2028	6/6/2028	1	12,526	12,785
PACE loan(4)	6.10% Fixed	20	7/31/2040	7/31/2040	n/a	5,884	6,093
Total GIC Joint Venture Credit Facility and Term Loans					1	664,447	628,878
Total Joint Venture Debt					3	710,507	675,878
Total Debt					3	$1,408,007	$1,445,839
Pro rata debt outstanding(5)						$1,077,822	$1,132,989

(1) The 2023 Senior Credit Facility and Term Loans are supported by a borrowing base of 53 unencumbered hotel properties.
(2) The $125 Million Revolver and the $125 Million Term Loan are secured by pledges of the equity in the entities (and affiliated entities) that own 15 lodging properties.
(3) The $410 million term loan with Bank of America, N.A. is secured by pledges of the equity in the entities (and affiliated entities) that own 25 lodging properties and two parking garages. The balance of the loan is $396.0 million at December 31, 2024.
(4) As part of the NCI Transaction, a subsidiary of the GIC Joint Venture assumed a PACE loan of approximately $6.5 million. The loan bears fixed interest at 6.10%, has an amortization period of 20 years, and matures on July 31, 2040. The PACE loan is secured by an assessment lien imposed by the County of Tarrant, Texas for the benefit of the lender.
(5) Pro rata debt represents our portion of total debt taking into consideration only our pro rata share of the joint venture debt.

Capital Expenditures

During the year ended December 31, 2024, we funded $89.3 million of capital expenditures and $5.2 million of development expenditures on a consolidated basis. When taking into consideration only our pro rata portion related to our joint ventures, capital and development expenditures for the year ended December 31, 2024 were $75.6 million and $4.6 million, respectively.

We anticipate spending an estimated $65.0 million to $85.0 million in capital expenditures across our portfolio (excluding the pro rata portion related to our joint venture partners) during the year ended December 31, 2025. We expect to fund these expenditures through a combination of cash on hand, working capital, cash flows from operations, restricted cash, borrowings under our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flow Analysis

The following table summarizes changes in cash flows for the years ended December 31, 2024 and December 31, 2023 (in thousands):

	For the Years Ended December 31,
	2024	2023	Change
Net cash provided by operating activities	$166,323	$153,641	$12,682
Net cash used in investing activities	(71,499)	(101,958)	30,459
Net cash used in financing activities	(94,234)	(65,723)	(28,511)
Net change in cash, cash equivalents and restricted cash	$590	$(14,040)	$14,630

Changes from the year ended December 31, 2024 compared with the year ended December 31, 2023 were due to the following:

•Net cash provided by operating activities. Cash provided by operating activities for the year ended December 31, 2024 was the result of net income of $164.3 million, after adjusting for non-cash items such as depreciation and amortization, equity-based compensation, reversal of our valuation allowance on deferred tax assets, gain on the disposition of assets, and gain on extinguishment of debt, coupled with a net change in working capital of $2.1 million.

Cash provided by operating activities for the year ended December 31, 2023 was the result of net income of $153.0 million, after adjusting for non-cash items such as depreciation and amortization, loss on write-down of assets, recovery of credit losses, and equity-based compensation, coupled with a net change in working capital of $0.7 million.

•Net cash used in investing activities. Cash used in investing activities for the year ended December 31, 2024 was primarily due to the acquisition of the 2024 Acquired Properties and $89.3 million of renovation expenditures and $5.2 million of development expenditures, partially offset by the sale of the 2024 Sold Properties, and the collection of a $9.9 million tax incentive related to the NCI Transaction.

Cash used in investing activities for the year ended December 31, 2023 was due to the acquisition of the 2023 Acquired Properties, the funding of the Onera Mezzanine Loan (as defined in "Part II - Item 8. - Note 4 - Investment in Real Estate Loans" to the accompanying Consolidated Financial Statements) of $4.6 million, and $89.6 million of renovation expenditures, partially offset by the sale of the 2023 Sold Properties.

•Net cash used in financing activities. Cash used in financing activities for the year ended December 31, 2024 was primarily due to the repayment of the MetaBank and Bank of the Cascades term loans with an aggregate total of $94.7 million, the payment of dividends and distributions of approximately $77.6 million, financing costs of approximately $3.5 million related to the 2024 Term Loan and our GIC Joint Venture Credit Facility, and $0.9 million related to shares acquired for employee withholding requirements, partially offset by net borrowings on our $400 Million Revolver of $10.0 million, contributions by our GIC Joint Venture partner of $22.5 million and borrowings on our GIC Joint Venture term loan of $50.0 million for the acquisition of the 2024 Acquired Properties.

Cash used in financing activities during the year ended December 31, 2023 was primarily the result of net repayments on our outstanding debt of $17.3 million, financing fees of approximately $10.4 million primarily related to the amendment of our prior senior credit facility that was in effect during the year ended December 31, 2023 that was replaced by the 2024 Senior Credit Facility, dividends and distributions of approximately $58.2 million, and $1.4 million related to shares acquired for employee withholding requirements, partially offset by contributions by our GIC Joint Venture partner of $20.6 million, and net proceeds from the sale of non-controlling interests of $1.0 million.

For information about our consolidated cash flows for the year ended December 31, 2023 compared with the year ended December 31, 2022, refer to "Part II – Item 7. – Management's Discussion and Analysis of Financial Conditions and Results of Operations – Cash Flow Analysis" of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Critical Accounting Policies and Estimates

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

Acquisitions of Lodging Property and Purchase Price Allocation

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

When we acquire a lodging property, we estimate the fair values of the assets acquired and the liabilities assumed using all available information to make these fair value determinations, including discounted cash flow analyses and market comparable data. In addition, we make significant estimates regarding replacement costs for the buildings and furniture, fixtures and equipment, including estimated useful lives and judgements related to certain market assumptions. We also may engage independent valuation specialists to assist in the fair value determinations of the assets acquired and the liabilities assumed. Fair value determinations required numerous estimates and assumptions, such as estimates of future income growth, replacement cost per unit, value per acre or buildable square foot, capitalization rates, discount rates, borrowing rates, market rental rates, capital expenditures and cash flow projections at the respective lodging properties. The determination of fair value is subjective and is based on assumptions and estimates that could differ materially from actual results in future periods.

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

Investments in Lodging Property, net

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

Segment Disclosure

Accounting Standards Codification (“ASC”) No. 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment for activities related to investing in lodging properties. An operating segment is defined as the component of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (the "CODM") in order to allocate resources and assess performance. Our investments in lodging properties are geographically diversified and the CODM allocates resources and assesses performance based upon discrete financial information at the individual lodging property level. However, because each of our lodging properties have similar economic characteristics, facilities, and services, the lodging properties have been aggregated into a single reportable segment.

See "Part II – Item 8. – Financial Statements and Supplementary Data – Note 2 – Basis of Presentation and Significant Accounting Policies" for significant accounting policies and new accounting standards.

Recent Developments

None.

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

At December 31, 2024, we were party to six interest rate derivative agreements pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

			Average Annual Effective Fixed Rate		Notional Amount
Contract Date	Effective Date	Expiration Date			December 31, 2024
Operating Partnership
June 11, 2018	December 31, 2018	December 31, 2025	2.92%		$125,000
July 26, 2022	January 31, 2023	January 31, 2027	2.60%		100,000
July 26, 2022	January 31, 2023	January 31, 2029	2.56%		100,000
Total Operating Partnership					325,000
GIC Joint Venture
March 24, 2023	July 1, 2023	January 13, 2026	3.35%		100,000
March 24, 2023	July 1, 2023	January 13, 2026	3.35%		100,000
January 19, 2024	October 1, 2024	January 13, 2026	3.77%		100,000
Total GIC Joint Venture					300,000
Total			3.09%	(1)	$625,000
 (1) Represents the weighted-average effective interest rate of our current interest rate swaps at December 31, 2024.

At December 31, 2024, after taking into consideration our interest rate derivative agreements in effect as of that date, $930.9 million, or 66%, of our debt had fixed interest rates and $477.1 million, or 34%, had variable interest rates. At December 31, 2024, debt related to our wholly owned properties coupled with our pro rata share of joint venture debt results in a fixed-rate debt ratio of approximately 72% of our total pro rata indebtedness when including the effect of interest rate swaps effective as of that date.

At December 31, 2023, after giving effect to our interest rate derivative agreements, $956.4 million, or 66%, of our debt had fixed interest rates and $489.4 million, or 34%, had variable interest rates. At December 31, 2023, debt related to our wholly owned properties coupled with our pro rata share of joint venture debt results in a fixed-rate debt ratio of approximately 75% of our total pro rata indebtedness when including the effect of interest rate swaps effective as of that date.

As our fixed-rate debts mature, they will become subject to interest rate risk. We currently have scheduled payments of principal on debt during the year ending December 31, 2025 totaling approximately $46.6 million primarily related to the loan with City National Bank of Florida which matures in June 2025.

We have one interest rate swap with a notional amount of $125.0 million that expires in December 2025 and three interest rate swaps with a combined notional amount of $300.0 million that expire in January 2026. If we are unable to replace these interest rates swaps as they expire at similar terms, our interest expense may increase in the future.

Item 8.        Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by this item are included on pages F-1 through F-49 of this Annual Report on Form 10-K and are incorporated by reference herein.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that we had effective internal control over financial reporting as of December 31, 2024.

Ernst & Young LLP, our independent registered public accounting firm, has issued an auditor’s attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. This report is included in "Part II – Item 8. – Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the year ended December 31, 2024.

Item 9B.    Other Information.

During the year ended December 31, 2024, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

 PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

The information required by this item is incorporated by reference to our Definitive Proxy Statement on Schedule 14A (the “2025 Proxy Statement”) for the 2025 Annual Meeting of Stockholders.

Item 11.        Executive Compensation.

The information required by this item is incorporated by reference to our 2025 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2024 with respect to our securities that may be issued under existing equity compensation plans:

Plan Category	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Summit Hotel Properties, Inc. Stockholders (1)	4,168,365
Total	4,168,365

(1)  As described in the Summit Hotel Properties, Inc. 2024 Equity Incentive Plan (See "Part II – Item 8. – Financial Statements and Supplementary Data –
Note 13 - Equity-based Compensation").

The following table represents common shares retained by the Company for employee taxes due upon vesting of equity awards during the year ended December 31, 2024:

Period	Total Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2024 - March 31, 2024	126,846	$6.56	—	—
May 1, 2024 - May 31, 2024	15,842	$6.01	—	—
June 1, 2024 - June 30, 2024	1,966	$5.99	—	—
Total	144,654		—

The other information required by this item is incorporated by reference to our 2025 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our 2025 Proxy Statement.

Item 14.        Principal Accountant Fees and Services.

The information required by this item regarding our principal accountant, Ernst & Young LLP (PCAOB ID No. 42), is incorporated by reference to our 2025 Proxy Statement.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

1.    Financial Statements:

Included herein at pages F-1 through F-45

2.    Financial Statement Schedules:

The following financial statement schedule is included herein at pages F-46 through F-49.

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

10.10*
Summit Hotel Properties, Inc. 2024 Equity Incentive Plan, effective May 22, 2024 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed by Summit Hotel Properties, Inc. on April 3, 2024).

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

10.17*
Employment Agreement, dated December 17, 2020, between Summit Hotel Properties, Inc. and Jonathan P. Stanner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on December 22, 2020)

10.18*
Form of Indemnification Agreement between Summit Hotel Properties, Inc. and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010).

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

10.29
Third Amendment to Credit Agreement dated April 29, 2021 among Summit JV MR 1, LLC, as borrower, Summit Hospitality JV, LP, as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, Bank of America, N.A., as administrative agent, and a syndicate of lenders including Bank of America, N.A., KeyBank National Association and Bank of Montreal, Chicago Branch (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 4, 2021).

10.30
Fifth Amendment to Credit Agreement dated July 21, 2022 among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, Bank of America, N.A., as administrative agent, and the lenders party to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on July 27, 2022).

10.31
Eighth Amendment to the First Amended and Restated Credit Agreement dated July 21, 2022 among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, KeyBank National Association, as administrative agent, and the lenders party to the Credit Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on July 27, 2022).

10.32
Amended and Restated Credit Agreement dated June 21, 2023 among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, Bank of America, N.A., as administrative agent, and the lenders party to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on June 27, 2023).

10.33
$200 Million Credit Agreement dated September 15, 2023 among Summit JV MR 1, LLC, as borrower, Summit Hospitality JV, LP, as parent, each subsidiary of the borrower executing the credit facility documentation as a guarantor, various initial lenders, Bank of America, N.A., as administrative agent, and BofA Securities, Inc., as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on September 21, 2023).

10.34
$200 Million Credit Agreement dated February 26, 2024 among Summit Hotel OP, LP as borrower, Summit Hotel Properties, Inc., as parent, each subsidiary of the borrower executing the credit facility documentation as a guarantor, various initial lenders, Regions Bank as administrative agent, and Regions Capital Markets and Capital One, National Association as joint bookrunners (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed by Summit Hotel Properties, Inc. on February 29, 2024).

19.1†	Summit Hotel Properties, Inc. Insider Trading Compliance Policy
21.1†	List of Subsidiaries of Summit Hotel Properties, Inc.
23.1†	Consent of Ernst & Young, LLP

31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by Summit Hotel Properties, Inc. on February 29, 2024)
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document
104(1)	The cover page for Summit Hotel Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024 (formatted in Inline XBRL and contained in Exhibit 101).
 * Management contract or compensatory plan or arrangement.
† Filed herewith
(1) Submitted electronically herewith

Item 16.        Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: February 24, 2025	By:	/s/ Jonathan P. Stanner
Jonathan P. Stanner
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey W. Jones	Chairman of the Board of Directors	February 24, 2025
Jeffrey W. Jones

/s/ Jonathan P. Stanner	President, Chief Executive Officer and Director	February 24, 2025
Jonathan P. Stanner	(principal executive officer)

/s/ William H. Conkling	Executive Vice President and Chief Financial Officer	February 24, 2025
William H. Conkling	(principal financial officer)

/s/ Paul Ruiz	Senior Vice President and Chief Accounting Officer	February 24, 2025
Paul Ruiz	(principal accounting officer)

/s/ Bjorn R. L. Hanson	Director	February 24, 2025
Bjorn R. L. Hanson

/s/ Kenneth J. Kay	Director	February 24, 2025
Kenneth J. Kay

/s/ Mehulkumar B. Patel	Director	February 24, 2025
Mehulkumar B. Patel

/s/ Amina Belouizdad Porter	Director	February 24, 2025
Amina Belouizdad Porter

/s/ Thomas W. Storey	Director	February 24, 2025
Thomas W. Storey

/s/ Hope S. Taitz	Director	February 24, 2025
Hope S. Taitz

SUMMIT HOTEL PROPERTIES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Summit Hotel Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Hotel Properties, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity and redeemable non-controlling interests, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2025 expressed an unqualified opinion thereon.

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

Impairment of Investments in Lodging Property, net
Description of the Matter
Investments in lodging property, net totaled $2.7 billion at December 31, 2024. As explained in Note 2 of the consolidated financial statements, the Company monitors events and changes in circumstances for indicators that the carrying value of a lodging property or undeveloped land may be impaired. When such indicators are identified, the Company prepares an estimate of undiscounted future cash flows of the specific property and determines if the carrying amount of the asset is recoverable. If carrying amount of the asset is not recoverable, the Company estimates the fair value of the property, and an adjustment is made to reduce the carrying value of the property to its estimated fair value.

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

To test the Company’s evaluation of the factors used in identifying potential impairment indicators, we performed procedures that included, among others, testing management’s assessment of the lodging properties’ performance relative to historical or anticipated operating results in addition to testing whether there were significant changes in the lodging properties’ estimated holding periods and disposition strategy. For example, we compared and assessed the lodging properties’ historical operating results to the current market information using both internally and externally available information. We also made inquiries of management to confirm the lodging properties’ holding periods in addition to inspecting other information such as the minutes to the Company’s operational meetings and the meetings of the Board of Directors to either confirm or contradict management’s responses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Austin, Texas

February 24, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Summit Hotel Properties, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Summit Hotel Properties, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Summit Hotel Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity and redeemable non-controlling interests and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 24, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Austin, Texas
February 24, 2025

Summit Hotel Properties, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2024	2023
ASSETS
Investments in lodging property, net	$2,746,340	$2,736,975
Investment in lodging property under development	7,617	1,451
Assets held for sale, net	1,650	65,736
Cash and cash equivalents	40,637	37,837
Restricted cash	7,721	9,931
Right-of-use assets, net	33,309	34,814
Trade receivables, net	18,625	21,348
Prepaid expenses and other	9,580	8,865
Deferred charges, net	6,460	6,659
Other assets	24,291	15,632
Total assets	$2,896,230	$2,939,248

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,396,710	$1,430,668
Lease liabilities, net	24,871	25,842
Accounts payable	7,450	4,827
Accrued expenses and other	82,153	81,215
Total liabilities	1,511,184	1,542,552
Commitments and contingencies (Note 12)
Redeemable non-controlling interests	50,219	50,219
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.25% Series E - 6,400,000 shares issued and outstanding at December 31, 2024 and 2023 (aggregate liquidation preference of $160,861 at December 31, 2024 and 2023)	64	64
5.875% Series F - 4,000,000 shares issued and outstanding at December 31, 2024 and 2023 (aggregate liquidation preference of $100,506 at December 31, 2024 and 2023)	40	40
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 108,435,663 and 107,593,373 shares issued and outstanding at December 31, 2024 and 2023 respectively	1,084	1,076
Additional paid-in capital	1,246,225	1,238,896
Accumulated other comprehensive income	9,173	10,967
Accumulated deficit and distributions in excess of retained earnings	(347,041)	(339,848)
Total stockholders’ equity	909,545	911,195
Non-controlling interests	425,282	435,282
Total equity	1,334,827	1,346,477
Total liabilities, redeemable non-controlling interests and equity	$2,896,230	$2,939,248

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Revenues:
Room	$650,713	$656,063	$609,370
Food and beverage	40,865	41,513	32,117
Other	40,205	38,551	34,208
Total revenues	731,783	736,127	675,695
Expenses:
Room	146,790	148,005	136,999
Food and beverage	30,964	31,580	24,897
Other lodging property operating expenses	224,409	224,901	207,975
Property taxes, insurance and other	54,116	55,167	49,921
Management fees	15,866	18,452	17,442
Depreciation and amortization	146,436	150,924	150,160
Corporate general and administrative	31,891	32,530	30,765
Transaction costs	10	13	749
Loss on impairment and write-down of assets	6,723	16,661	10,420
Recovery of credit losses	—	(1,230)	(1,100)
Total expenses	657,205	677,003	628,228
Gain (loss) on disposal of assets, net	28,912	(337)	20,315
Operating income	103,490	58,787	67,782
Other income (expense):
Interest expense	(82,632)	(86,798)	(65,581)
Interest income	1,906	1,688	1,544
Gain on extinguishment of debt	3,000	—	—
Other income, net	4,384	1,005	1,083
Total other expense, net	(73,342)	(84,105)	(62,954)
Income (loss) from continuing operations before income taxes	30,148	(25,318)	4,828
Income tax benefit (expense) (Note 15)	8,743	(2,798)	(3,611)
Net income (loss)	38,891	(28,116)	1,217
Less - Loss attributable to non-controlling interests	(4,751)	(18,627)	(249)
Net income (loss) attributable to Summit Hotel Properties, Inc. before preferred dividends and distributions	43,642	(9,489)	1,466
Less - Distributions to and accretion of redeemable non-controlling interests	(2,626)	(2,626)	(2,520)
Less - Preferred dividends	(15,875)	(15,875)	(15,875)
Net income (loss) attributable to common stockholders	$25,141	$(27,990)	$(16,929)
Income (loss) per common share:
Basic	$0.23	$(0.27)	$(0.16)
Diluted	$0.22	$(0.27)	$(0.16)
Weighted average common shares outstanding:
Basic	105,927	105,548	105,142
Diluted	132,365	105,548	105,142
Dividends per common share	$0.30	$0.22	$0.08

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net income (loss)	$38,891	$(28,116)	$1,217
Other comprehensive income (loss), net of tax:
Changes in fair value of derivative financial instruments	(2,384)	(2,884)	32,564
Comprehensive income (loss)	36,507	(31,000)	33,781
Comprehensive loss (income) attributable to non-controlling interests	5,341	17,940	(2,138)
Comprehensive income (loss) attributable to Summit Hotel Properties, Inc.	41,848	(13,060)	31,643
Distributions to and accretion on redeemable non-controlling interests	(2,626)	(2,626)	(2,520)
Preferred dividends and distributions	(15,875)	(15,875)	(15,875)
Comprehensive income (loss) attributable to common stockholders	$23,347	$(31,561)	$13,248

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Years Ended December 31, 2024, 2023 and 2022
(in thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit and Distributions	Stockholders’ Equity	Non-Controlling Interests	Total Equity
December 31, 2021	$—	10,400,000	$104	106,337,724	$1,063	$1,225,184	$(15,639)	$(262,639)	$948,073	$159,119	$1,107,192
Redeemable non-controlling interests in operating partnership issued for the acquisition of a portfolio of lodging properties	50,000	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable non-controlling interests to redemption value	2,520	—	—	—	—	—	—	(2,520)	(2,520)	—	(2,520)
Non-controlling interests in operating partnership issued for the acquisition of a portfolio of lodging properties	—	—	—	—	—	—	—	—	—	157,513	157,513
Sale of non-controlling interests in joint venture	—	—	—	—	—	—	—	—	—	674	674
Contributions by non-controlling interest in joint venture	—	—	—	—	—	1,219	—	—	1,219	210,658	211,877
Common stock redemption of common units	—	—	—	12,664	1	126	—	—	127	(127)	—
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(8,632)	(8,632)	(1,279)	(9,911)
Preferred dividends and distributions	(2,301)	—	—	—	—	—	—	(15,875)	(15,875)	(165)	(16,040)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(80,353)	(80,353)
Equity-based compensation	—	—	—	811,988	8	8,438	—	—	8,446	—	8,446
Shares of common stock acquired for employee withholding requirements	—	—	—	(260,800)	(3)	(2,453)	—	—	(2,456)	—	(2,456)
Other	—	—	—	—	—	(212)	—	—	(212)	(41)	(253)
Other comprehensive income	—	—	—	—	—	—	30,177	—	30,177	2,387	32,564
Net income (loss)	—	—	—	—	—	—	—	1,466	1,466	(249)	1,217
December 31, 2022	50,219	10,400,000	104	106,901,576	1,069	1,232,302	14,538	(288,200)	959,813	448,137	1,407,950
Adjustment of redeemable non-controlling interests to redemption value	2,626	—	—	—	—	—	—	(2,626)	(2,626)	—	(2,626)
Sale of non-controlling interests in joint venture	—	—	—	—	—	—	—	—	—	1,353	1,353
Redemption of preferred non-controlling interests	—	—	—	—	—	—	—	(37)	(37)	(375)	(412)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	20,792	20,792
Common stock redemption of common units	—	—	—	28,179	—	272	—	—	272	(272)	—
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(23,616)	(23,616)	(3,512)	(27,128)
Preferred dividends and distributions	(2,626)	—	—	—	—	—	—	(15,875)	(15,875)	(330)	(16,205)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(12,426)	(12,426)
Equity-based compensation	—	—	—	847,647	8	7,734	—	—	7,742	—	7,742
Shares of common stock acquired for employee withholding requirements	—	—	—	(184,029)	(1)	(1,387)	—	—	(1,388)	—	(1,388)
Other	—	—	—	—	—	(25)	—	(5)	(30)	(145)	(175)
Other comprehensive (loss) income	—	—	—	—	—	—	(3,571)	—	(3,571)	687	(2,884)
Net loss	—	—	—	—	—	—	—	(9,489)	(9,489)	(18,627)	(28,116)
December 31, 2023	50,219	10,400,000	104	107,593,373	1,076	1,238,896	10,967	(339,848)	911,195	435,282	1,346,477
See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Years Ended December 31, 2024, 2023 and 2022
(in thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit and Distributions	Stockholders’ Equity	Non-Controlling Interests	Total Equity
December 31, 2023	50,219	10,400,000	104	107,593,373	1,076	1,238,896	10,967	(339,848)	911,195	435,282	1,346,477
Adjustment of redeemable non-controlling interests to redemption value	2,626	—	—	—	—	—	—	(2,626)	(2,626)	—	(2,626)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	22,497	22,497
Common stock redemption of common units	—	—	—	15,555	—	144	—	—	144	(144)	—
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(32,334)	(32,334)	(4,782)	(37,116)
Preferred dividends and distributions	(2,626)	—	—	—	—	—	—	(15,875)	(15,875)	(300)	(16,175)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(21,930)	(21,930)
Equity-based compensation	—	—	—	971,389	9	8,123	—	—	8,132	—	8,132
Shares of common stock acquired for employee withholding requirements	—	—	—	(144,654)	(1)	(938)	—	—	(939)	—	(939)
Other comprehensive loss	—	—	—	—	—	—	(1,794)	—	(1,794)	(590)	(2,384)
Net income (loss)	—	—	—	—	—	—	—	43,642	43,642	(4,751)	38,891
December 31, 2024	$50,219	10,400,000	$104	108,435,663	$1,084	$1,246,225	$9,173	$(347,041)	$909,545	$425,282	$1,334,827

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$38,891	$(28,116)	$1,217
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	146,436	150,924	150,160
Amortization of debt issuance costs	6,582	5,910	5,708
Loss on impairment and write-down of assets	6,723	16,661	10,420
Recovery of credit losses	—	(1,230)	(1,100)
Equity-based compensation	8,132	7,742	8,446
Deferred tax expense (benefit)	762	84	(59)
Reversal of valuation allowance on deferred tax assets	(12,061)	—	—
(Gain) loss on disposal of assets, net	(28,912)	337	(20,315)
Gain on extinguishment of debt	(3,000)	—	—
Non-cash interest income	(400)	(531)	(113)
Debt transaction costs	647	395	1,528
Other	450	793	232
Changes in operating assets and liabilities:
Trade receivables, net	2,724	(334)	(7,257)
Prepaid expenses and other	(1,034)	(636)	1,845
Accounts payable	2,513	(380)	(438)
Accrued expenses and other	(2,130)	2,022	19,341
NET CASH PROVIDED BY OPERATING ACTIVITIES	166,323	153,641	169,615
INVESTING ACTIVITIES:
Acquisitions of lodging properties	(96,329)	(44,614)	(286,731)
Improvements to lodging properties	(89,306)	(89,580)	(76,469)
Investment in property under development	(5,150)	(826)	—
Proceeds from tax incentive payment	9,896	—	—
Proceeds from asset dispositions, net	109,442	35,176	73,758
Funding of real estate loans and related expenses	—	(4,576)	(2,167)
Proceeds from principal payments on real estate loans	—	1,462	1,096
Escrow (deposits) receipts	(52)	1,000	—
NET CASH USED IN INVESTING ACTIVITIES	(71,499)	(101,958)	(290,513)
FINANCING ACTIVITIES:
Proceeds from borrowings on revolving line of credit	115,000	75,000	531,500
Repayments of revolving line of credit borrowings	(105,000)	(90,000)	(25,000)
Proceeds from term-loan borrowings	50,000	—	—
Principal payments on debt	(94,675)	(2,284)	(506,898)
Proceeds from the sale of non-controlling interests	—	1,353	674
Redemption of preferred stock	—	(413)	—
Common dividends and distributions paid	(36,875)	(26,945)	(10,048)
Preferred dividends and distributions paid	(18,801)	(18,831)	(18,341)
Proceeds from contributions by non-controlling interests in joint venture	22,497	20,592	204,125
Distributions to joint venture partner	(21,930)	(12,426)	(80,353)
Financing fees, debt transactions costs and other issuance costs	(3,511)	(10,381)	(7,441)
Repurchase of common stock for tax withholding requirements	(939)	(1,388)	(2,456)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(94,234)	(65,723)	85,762
Net change in cash, cash equivalents and restricted cash	590	(14,040)	(35,136)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	47,768	61,808	96,944
End of period	$48,358	$47,768	$61,808

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$40,637	$37,837	$51,255
Restricted cash	7,721	9,931	10,553
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$48,358	$47,768	$61,808
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

We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. At December 31, 2024, our portfolio consisted of 97 lodging properties with a total of 14,553 guestrooms located in 25 states. At December 31, 2024, we own 100% of the outstanding equity interests in 53 of 97 of our lodging properties. We own a 51% controlling interest in 41 hotels through a joint venture with USFI G-Peak Pte. Ltd. ("GIC"), a private limited company incorporated in the Republic of Singapore (the "GIC Joint Venture"), and two 90% equity interests in separate joint ventures (the "Brickell Joint Venture" and the "Onera Joint Venture"). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

At December 31, 2024, 86% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 91% were located within the top 100 MSAs and over 99% of our guestrooms operated under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”), and InterContinental® Hotels Group (“IHG”).

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

Assets Held for Sale

We classify assets as Assets held for sale in the period in which certain criteria are met, including when the sale of the asset within one year is probable. Assets classified as Assets held for sale are no longer depreciated and are carried at the lower of carrying amount or expected selling price less estimated costs of disposition (fair value). We record a write-down when the carrying amounts of Assets held for sale exceed their fair value.

If we subsequently decide not to sell a long-lived asset (disposal group) classified in Assets held for sale, or if a long-lived asset (disposal group) no longer meets the Assets held for sale criteria, a long-lived asset (disposal group) is reclassified as Investments in lodging property, net, after taking into effect the required catch-up depreciation, in the period in which the Assets held for sale criteria are no longer met. A long-lived asset that is reclassified from Assets held for sale to Investments in lodging property, net is measured individually at the lower of either its:

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

Trade Receivables and Credit Policies

We grant credit to qualified customers, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables also include credit and debit card transactions that are in the process of being settled. Trade receivables are stated at the amount billed to the customer and do not accrue interest. We regularly review the collectability of our trade receivables. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.1 million at both December 31, 2024 and 2023. Bad debt expense was $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Leases

In accordance with Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), we record the financial liability and right-of-use assets that are inherent to leasing an asset on our Consolidated Balance Sheets for all leases with a term of greater than 12 months regardless of their classification.

Notes Receivables

We selectively provide mezzanine financing to developers, where we also have the opportunity to acquire the lodging property at or after the completion of the development project, and we also may provide seller financing in connection with a lodging property disposition under limited circumstances. We classify notes receivable as held-to-maturity and carry the notes receivable at cost less the unamortized discount, if any. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We routinely evaluate our notes receivable and interest receivables for collectability. Probable losses on notes receivable are recognized in a valuation account that is deducted from the amortized cost basis of the notes receivable and recorded as Provision for credit losses in our Consolidated Statements of Operations. When we place notes receivable on non-accrual status, we suspend the recognition of interest income until cash interest payments are received. Generally, we return notes receivable to accrual status when all delinquent interest becomes current, and collectability of interest is reasonably assured. We do not measure an allowance for credit losses for accrued interest receivable. Accrued interest receivable is written-off to bad debt expense when collection is not reasonably assured.

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

Redeemable Non-controlling Interests

Redeemable non-controlling interests represent redeemable preferred units issued by our Operating Partnership ("Redeemable Preferred Units") in connection with the NCI Transaction (described in Note 6 - Debt to the Consolidated Financial Statements). The Redeemable Preferred Units are presented as temporary equity related to our Operating Partnership on our Consolidated Balance Sheets under the caption of Redeemable non-controlling Interests (see "Note 9 - Equity" for further information). We record Redeemable non-controlling interests at fair value on the issuance date of the securities. When the carrying value (the acquisition date fair value adjusted for the non-controlling interest’s share of net income (loss) and dividends) is less than the redemption value, we adjust the redeemable non-controlling interest to equal the redemption value with changes recognized as an adjustment to Accumulated deficit and distributions in excess of retained earnings. Any such adjustment, when necessary, is recorded as of the applicable Consolidated Balance Sheet date.

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

Government Grants

Government grants whose primary condition is for the purchase, construction or acquisition of long-term assets are accounted for in accordance with ASU No. 2021-10, Government Assistance. We record government grants in profit or loss on a systematic basis over the periods in which we recognize as expenses the related costs for which the grants are intended to compensate. Government grants related to assets are presented in our Consolidated Balance Sheets by deducting the grant in arriving at the carrying amount of the asset. Therefore, the grant is recognized in profit or loss over the life of the depreciable asset as a credit to depreciation expense.

Sales and Other Taxes

We have operations in states and municipalities that impose sales or other taxes on certain sales. We collect these taxes from our customers and remit the entire amount to the various governmental units. The taxes collected and remitted are excluded from revenues and are included in accrued expenses until remitted.

Equity-Based Compensation

Our 2024 Equity Incentive Plan, which became effective May 22, 2024, and previously, the 2011 Equity Incentive Plan (collectively, the “Equity Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, and other stock-based awards. We account for time-based and performance-based stock awards using the grant date fair value of those equity awards. We have elected to account for forfeitures as they occur. Restricted stock awards with performance-based vesting conditions are market-based awards tied to total stockholder return and are valued using a Monte Carlo simulation model in accordance with Accounting Standards Codification (“ASC”) No. 718, Compensation — Stock Compensation. We expense the fair value of awards under the Equity Plan ratably over the vesting period and market-based awards are not adjusted for performance. The amount of stock-based compensation expense may be subject to adjustment in future periods due to forfeitures or modification of previously granted awards.

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

Insurance Recoveries

Insurance recoveries from casualty losses are recorded when all contingencies are resolved. Proceeds from these insurable events are netted with the related costs and are recorded in Other income, net on our Consolidated Statements of Operations.

The Company may also be entitled to business interruption proceeds for losses occurred at certain properties. Business interruption insurance recoveries are recorded when a final agreed-upon settlement has been reached with the insurance carrier. During the year ended December 31, 2024, the Company recorded $1.2 million of business interruption recoveries, which is included as an offset to the related expenses recorded in Other lodging property expenses on our Consolidated Statements of Operations.

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

Segment Disclosure

ASC No. 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment for activities related to investing in lodging properties. An operating segment is defined as the component of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (the "CODM") in order to allocate resources and assess performance. Our investments in lodging properties are geographically diversified and the CODM allocates resources and assesses performance based upon discrete financial information at the individual lodging property level. However, because each of our lodging properties have similar economic characteristics, facilities, and services, the lodging properties have been aggregated into a single reportable segment.

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

New Accounting Standards

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, Income Taxes (Topic 740). ASU No. 2023-09 provides for changes to the rate reconciliation and income taxes paid disclosures to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 also improves the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with SEC Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and (2) removing disclosures that no longer are considered cost beneficial or relevant. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The adoption of ASU 2023-09 will not have a material effect on our Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, that will require entities to provide enhanced disclosures related to certain expense categories included in income statement captions. ASU No, 2024-03 is intended to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the consolidated statement of operations. ASU No. 2024-03 does not change the requirements for the presentation of expenses on the face of the consolidated statement of operations. Under ASU No. 2024-03, entities are required to disaggregate, in tabular format, expense captions presented on the face of the income statement - excluding earnings or losses from equity method investments - if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation or depletion. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. While the adoption of ASU 2024-03 is not expected to have an effect on our consolidated financial statements, it is expected to result in incremental disclosures within the footnotes to our Consolidated Financial Statements.

Reclassifications

A lodging property with a carrying amount of approximately $8.0 million that was classified as Assets held for sale at December 31, 2023 has been reclassified to Investments in lodging property, net during the year ended December 31, 2024 as the lodging property no longer meets the Assets held for sale criteria as of that date.

NOTE 3 –– INVESTMENTS IN LODGING PROPERTY, NET

Investments in Lodging Property, net

Investments in lodging property, net at December 31, 2024 and 2023 include (in thousands):

	2024	2023
Lodging buildings and improvements	$2,867,256	$2,798,667
Land	415,149	375,413
Furniture, fixtures and equipment	296,476	269,682
Construction in progress	35,294	41,359
Intangible assets	32,267	39,954
Real estate development loan	4,576	4,176
	3,651,018	3,529,251
Less - accumulated depreciation and amortization	(904,678)	(792,276)
	$2,746,340	$2,736,975

Depreciation and amortization expense related to our lodging properties (excluding amortization of franchise fees) was $145.8 million, $150.3 million, and $149.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

During the year ended December 31, 2024, the GIC Joint Venture received a $9.9 million tax incentive payment from the City of Dallas related to the NCI Transaction. We recorded the payment as a reduction to the accounting basis of the related depreciable assets during the year ended December 31, 2024.

During the year ended December 31, 2024, the GIC Joint Venture recorded a loss on impairment related to a lodging property of $6.7 million to reduce the carrying amount of the property to its estimated fair value.

Lodging Property Acquisitions

Hampton Inn Boston-Logan Airport - Revere (Boston), MA and the Hilton Garden Inn Tysons Corner - Tysons Corner (Vienna), VA

In December 2024, the GIC Joint Venture acquired the Hampton Inn located in Revere (Boston), MA and the Hilton Garden Inn located in Tysons Corner (Vienna), VA containing an aggregate total of 399 guestrooms for an aggregate purchase price of $96.0 million and transaction costs of approximately $0.3 million. The purchase price was funded through a combination of a $2.9 million escrow deposit, capital contributions from our GIC Joint Venture partner totaling $21.5 million, $49.5 million of borrowings (net of deferred financing costs) on our expanded GIC Joint Venture Credit Facility (as defined below in Note 6 - Debt), and our capital contribution of $22.4 million from proceeds from the sale of the Four Points by Marriott San Francisco Airport, and cash on hand.

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

Lodging property acquisitions during the years ended December 31, 2024 and 2023 were as follows (dollar amounts in thousands):

Date Acquired	Brand/Hotel Name	Location	Guestrooms	Purchase Price
2024 Acquisitions:
December 2024	Hampton Inn and Hilton Garden Inn	Revere (Boston), MA; Tysons Corner (Vienna), VA	399	$96,000

2023 Acquisitions:
June 2023	Residence Inn by Marriott	Scottsdale, AZ	120	$29,000
June 2023	Nordic Lodge	Steamboat Springs, CO	47	13,700
			167	$42,700

All of the acquisitions completed during the years ended December 31, 2024 and 2023 were recorded as asset acquisitions. As such, we allocated the aggregate purchase price paid for each transaction to the net assets acquired based on their relative fair values. In determining relative fair values, we made significant estimates regarding replacement costs for the buildings and furniture, fixtures and equipment, and judgments related to certain financial assumptions. Acquisition costs related to the transactions have been capitalized as part of the recorded amounts of the acquired net assets.

The allocation of the aggregate purchase prices and contingent consideration to the fair value of assets and liabilities acquired for the above acquisitions is as follows (in thousands):

	2024	2023
Land	$40,936	$12,258
Lodging buildings and improvements	51,891	29,225
Furniture, fixtures and equipment	3,502	1,331
Total assets acquired (1)	$96,329	$42,814

(1)    Total assets acquired during the year ended December 31, 2024 is based on an aggregate purchase price of $96,000 plus transaction costs of $0.3 million.

    Total assets acquired during the year ended December 31, 2023 is based on an aggregate purchase price of $42.7 million plus transaction costs of $0.1 million. Additionally, during the year ended December 31, 2023, we capitalized $2.0 million related to contingent consideration paid to the seller of the Onera property in Fredericksburg, TX. See Note 10 - Non-controlling Interests and Redeemable Non-controlling Interests for details related to the Onera Joint Venture.

Lodging Property Sales

The properties sold during the years ended December 31, 2024 and 2023 were as follows:

Four Points by Marriott San Francisco Airport

In October 2024, we completed the sale of the 101-guestroom Four Points by Marriott San Francisco Airport for $17.7 million, which resulted in a gain of approximately $0.4 million.

Portfolio of Two Lodging Properties - New Orleans, LA

In April 2024, we completed the sale of the 202-guestroom Courtyard by Marriott and the 208-guestroom SpringHill Suites by Marriott, both located in New Orleans, LA, for an aggregate selling price of $73.0 million, which resulted in a gain of approximately $28.3 million.

Hilton Garden Inn - Bryan (College Station), TX

In April 2024, the GIC Joint Venture completed the sale of the 119-guestroom Hilton Garden Inn - Bryan (College Station), TX for $11.0 million. The net selling price of the lodging property approximated its net book value on the closing date.

Hyatt Place - Dallas (Plano), TX

In February 2024, the GIC Joint Venture completed the sale of the 127-guestroom Hyatt Place Dallas (Plano), TX for $10.3 million. At December 31, 2023, we reclassified the property in Assets held for sale and recorded a write-down of $4.0 million to reduce the carrying amount of the lodging property to the selling price less estimated costs to sell. As such, the net selling proceeds approximated the net carrying amount of the Sale Portfolio at closing.

Hyatt Place - Baltimore (Owings Mills), MD

In December 2023, we completed the sale of the 123-guestroom Hyatt Place Baltimore/Owings Mills in Owings Mills, MD for a gross selling price of $8.3 million. The net selling price less costs to sell approximated the net book value of the property on the sale date resulting in a nominal gain that was recorded in the fourth quarter of 2023.

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

Assets Held for Sale

Assets held for sale, net are as follows (in thousands):

	December 31,
	2024	2023
Under Contract for Sale:
Courtyard by Marriott and SpringHill Suites - New Orleans, LA	$—	$43,504
Hilton Garden Inn - Bryan (College Station), TX	—	10,642
Hyatt Place - Dallas (Plano), TX	—	9,940
Parcel of undeveloped land - San Antonio, TX	1,225	1,225
	1,225	65,311
Marketed for Sale:
Parcel of undeveloped land - Flagstaff, AZ	425	425
	$1,650	$65,736

During the first quarter of 2023, we entered into a purchase and sale agreement with a third-party to sell a 5.99-acre parcel of undeveloped land in San Antonio, TX for $1.3 million. The sale of the parcel of land closed in February 2025.

A lodging property with a carrying amount of approximately $8.0 million that was previously classified as Assets held for sale at December 31, 2023 has been reclassified at both December 31, 2024 and 2023 to Investments in lodging property, net as the lodging property no longer meets the Assets held for sale criteria.

Intangible Assets

Intangible assets included in Investments in Lodging Property, net in our Consolidated Balance Sheets include the following (in thousands):

	Weighted Average Amortization Period (in Years)	December 31,
		2024	2023
Indefinite-lived Intangible assets:
Air rights	N/A	$10,754	$10,754
Other	N/A	80	80
		10,834	10,834
Finite-lived intangible assets:
Tax incentives(1)	9.2	12,063	19,750
Key money(1)	17.8	9,370	9,370
		21,433	29,120
Total intangible assets		32,267	39,954
Less - accumulated amortization		(5,691)	(9,251)
Intangible assets, net		$26,576	$30,703

(1)    Finite-lived intangible assets were primarily acquired in the NCI Transaction.

We recorded amortization expense related to intangible assets of approximately $3.3 million and $4.1 million for the years ended December 31, 2024 and 2023, respectively. There was no amortization expense related to intangible assets for the year ended December 31, 2022.

Future amortization expense related to intangible assets is as follows (in thousands):

For the Year Ended December 31,	Amount
2025	$1,564
2026	1,564
2027	1,511
2028	1,016
2029	1,016
Thereafter	9,071
$15,742

NOTE 4 — INVESTMENT IN REAL ESTATE LOANS

Real Estate Development Loans

Onera Mezzanine Financing Loan

In January 2023, we entered into an agreement with affiliates of Onera Opportunity Fund I, LP ("Onera") to provide a mezzanine financing loan of $4.6 million (the "Onera Mezzanine Loan") for the development of a glamping property. The Onera Mezzanine Loan is secured by a second mortgage on the property and is subordinate to the senior lender for the development project. As of December 31, 2024, we have funded our entire $4.6 million commitment under the mezzanine financing loan. The loan matures 24 months from the closing date of the transaction and may be extended for an additional 12 months at the borrower's option. The borrower has exercised its option to extend the Onera Mezzanine Loan for an additional 12 months. The development of the property was completed and operations commenced in September 2024.

Additionally, we issued a $3.0 million letter of credit to the senior lender of the project as additional support for Onera's construction loan. We have not recorded a liability for this guarantee as we believe the likelihood of having to make any payment under this guarantee is unlikely. In the event that we fund any amount under this guarantee, we would have the right to recover any amount paid under the guarantee from Onera.

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

The recorded amount of the Onera Purchase Option was amortized as non-cash interest income beginning in January 2023 using the straight-line method, which approximates the interest method, and through September 2024 when the Onera Purchase Option became exercisable. We amortized $0.4 million and $0.5 million of the carrying amount of the Onera Purchase Option as non-cash interest income for each of the years ended December 31, 2024 and 2023, respectively.

Seller-Financed Loans

During the year ended December 31, 2022, we received $0.6 million from the borrower of two seller-financed loans with a combined original principal of $3.6 million to repay one of the two loans in full and $0.5 million of principal payments on the remaining loan. The loans were fully reserved when the payments were received. As such, we recorded Recoveries of credit losses of $1.1 million during the year ended December 31, 2022. During the year ended December 31, 2023, we received $1.5 million from the borrower to repay approximately $0.3 million of accrued and unpaid interest and the outstanding principal balance of the remaining loan. As a result, we recorded Recoveries of credit losses of $1.2 million during the year ended December 31, 2023 related to the repayment in full of the seller-financing loan.

NOTE 5 — SUPPLEMENTAL BALANCE SHEET INFORMATION

Restricted Cash

Restricted cash was as follows (in thousands):

	December 31,
	2024	2023
FF&E reserves	$7,357	$9,583
Property taxes and other	364	348
	$7,721	$9,931

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

Prepaid Expenses and Other

Prepaid expenses and other included the following (in thousands):

	December 31,
	2024	2023
Deferred acquisition costs	$—	$199
Prepaid insurance	2,112	1,945
Prepaid taxes	2,403	3,109
Insurance receivable	1,159	—
Other	3,906	3,612
	$9,580	$8,865

Deferred Charges

Deferred charges were as follows (in thousands):

	December 31,
	2024	2023
Franchise fees	$10,619	$10,106
Less - accumulated amortization	(4,159)	(3,447)
	$6,460	$6,659

Amortization expense for the years ended December 31, 2024, 2023, and 2022 was $0.7 million, $0.6 million and $0.7 million, respectively.

Other Assets

Other assets included the following (in thousands):

	December 31,
	2024	2023
Derivative financial instrument	$11,573	$13,958
Purchase option related to real estate loan	931	931
Deferred tax asset, net (1)	11,295	20
Other	492	723
	$24,291	$15,632

(1) The change in the Deferred tax asset, net from December 31, 2023 to December 31, 2024 is the result of the reversal of the majority of the valuation allowance recorded against our deferred tax assets based on our determination in the current year that it is probable that we will realize the carrying amount of a large portion of our deferred tax assets. During the year ended December 31, 2024, we recorded a reversal of the valuation allowance of $12.1 million, offset by an $0.8 million change in deferred tax assets for the period, resulting in a net change in our deferred tax assets of $11.3 million.

Accrued Expenses and Other

Accrued expenses and other included the following (in thousands):

	December 31,
	2024	2023
Accrued property, sales and income taxes	$26,568	$26,590
Accrued salaries and benefits	14,254	13,307
Other accrued expenses at lodging properties	25,904	26,745
Accrued renovation costs	4,805	1,847
Advance room deposits	6,847	6,301
Accrued interest	3,266	6,136
Other	509	289
	$82,153	$81,215

NOTE 6 –– DEBT

At December 31, 2024, our indebtedness was comprised of borrowings under our 2023 Senior Credit Facility (as defined below), the 2024 Term Loan (as defined below), the GIC Joint Venture Credit Facility (as defined below), the GIC Joint Venture Term Loan (as defined below), the PACE Loan (as defined below), the Convertible Notes (as defined below), and two loans secured by first priority mortgage liens on three lodging properties. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 5.01% and 5.31% at December 31, 2024 and 2023, respectively. We are in compliance with all financial covenants in the loan agreements.

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

The $400 Million Revolver has a maturity date of June 2027, which may be extended by the Company for up to two consecutive six-month periods, subject to certain conditions, and the $200 Term Loan has a maturity date of June 2026, which may be extended by the Company for up to two consecutive 12-month periods, subject to certain conditions. At December 31, 2024, the $200 Million Term Loan was fully funded, and we had $10.0 million in borrowings on our $400 Million Revolver. Borrowings under the 2023 Senior Credit Facility are limited by the value of the Unencumbered Assets.

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

Term Loans

2024 Term Loan

In February 2024, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan documentation as a subsidiary guarantor, entered into a $200.0 million senior unsecured term loan financing (the “2024 Term Loan”) with Regions Bank. Proceeds from the 2024 Term Loan financing and advances on our $400 Million Revolver were used to repay in full the Company's $225 million term loan that was scheduled to mature in February 2025. The 2024 Term Loan has substantially the same terms as the refinanced $225 million term loan, with the lender group remaining consistent for both loans.

The 2024 Term Loan has an initial maturity date of February 2027 and can be extended for two 12-month periods by the Company, subject to certain conditions. At December 31, 2024, the 2024 Term Loan was fully funded.

We pay interest on advances at varying rates, based upon, at our option, either (i) daily, 1-, 3-, or 6-month SOFR (subject to a floor of zero basis points), plus a SOFR adjustment equal to 10 basis points and an applicable margin between 135 and 235 basis points, depending upon our leverage ratio (as defined in the loan documents). We are required to pay other fees, including arrangement and administrative fees.

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

Borrowings under the 2023 Senior Credit Facility and the 2024 Term Loan are limited by the value of the Unencumbered Assets.

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

The Convertible Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The Convertible Notes will mature on February 15, 2026 (the “Maturity Date”), unless earlier converted, purchased or redeemed. Prior to August 15, 2025, the Convertible Notes will be convertible only upon certain circumstances and during certain periods. On or after August 15, 2025 and through the Maturity Date, holders may convert any of their Convertible Notes into shares of the Company’s common stock, at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day prior to the Maturity Date, unless the Convertible Notes have been previously purchased or redeemed by the Company. During each of the years ended December 31, 2024, 2023 and 2022, the Company recorded coupon interest expense of $4.3 million and amortized $1.5 million of the $7.6 million debt issuance costs related to the Convertible Notes Offering during each of the years ended December 31, 2024, 2023, and 2022. Including the amortization of the debt issuance costs, the current effective interest rate on the Convertible Notes is approximately 2.02%. The unamortized discount related to the Convertible Notes was $1.7 million and $3.2 million at December 31, 2024 and 2023, respectively.

The initial conversion rate of the Convertible Notes is 83.4028 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $11.99 per share of common stock based on the 37.5% base conversion premium on the reference price of $8.72 per share. In no event will the conversion rate exceed 114.6788 shares of common stock per $1,000 principal amount of Convertible Notes, subject to certain adjustments defined in the Convertible Notes Offering. Commensurate with the declaration of dividends on our common stock and Common Units during the years ended December 31, 2024, 2023, and 2022 the conversion rate of the Convertible Notes was adjusted to 91.36 shares of common stock per $1,000 principal amount of Convertible Notes at December 31, 2024.

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

The effective strike price of the Capped Call Transactions is initially $15.26, which represents a premium of 75.0% over the last reported sale price of the common stock on the New York Stock Exchange on January 7, 2021, and is subject to certain adjustments under the terms of the Capped Call transactions. The strike price was $13.93 at December 31, 2024 due to the adjustments related to the dividends paid during the years ended December 31, 2024, 2023, and 2022.

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

GIC Joint Venture Credit Facility

In October 2019, Summit JV MR 1, LLC (the “Borrower”), as borrower, and Summit Hospitality JV, LP (the “Parent” or "GIC Joint Venture"), as parent of the Borrower, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a credit facility (the “GIC Joint Venture Credit Facility”) with Bank of America, N.A., as administrative agent and sole initial lender, and BofA Securities, Inc., as sole lead arranger and sole bookrunner. The Operating Partnership and the Company are not borrowers or guarantors of the GIC Joint Venture Credit Facility. The GIC Joint Venture Credit Facility is guaranteed by all of the Borrower’s existing and future subsidiaries, subject to certain exceptions.

The GIC Joint Venture Credit Facility is currently comprised of a $125.0 million revolving credit facility (the “$125 Million Revolver”) and, after giving effect to a December 2024 increase to the term loan, a $125.0 million term loan (the “$125 Million Term Loan”). The GIC Joint Venture Credit Facility has an accordion feature which allows the GIC Joint Venture to further increase the total commitments for aggregate potential borrowings of up to $500.0 million. The December 2024 increase to the $125 Million Term Loan funded a portion of the purchase price for the acquisition of two lodging properties (see Note 3 - Investments in Lodging Property, net).

At December 31, 2024, the GIC Joint Venture had $125.0 million outstanding under the $125 Million Revolver. The $125 Million Revolver and the $125 Million Term Loan have an initial maturity date of September 2027 and can be extended for a single 12-month period at the option of the GIC Joint Venture, subject to certain conditions. As such, the $125 Million Revolver and the $125 Million Term Loan have a fully extended maturity date of September 2028.

The interest rate on the $125 Million Revolver is based on the higher of (i) Daily SOFR or Term SOFR (1-month or 3-month), plus a SOFR adjustment of 0.10%, plus a margin of 2.15%, or, (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month Term SOFR plus 1.00%, plus a base rate margin of 1.15%.

The interest rate on the $125 Million Term Loan is five basis points less than the interest rate on the $125 Million Revolver referenced above.

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

Borrowing Base Assets. The GIC Joint Venture Credit Facility is secured primarily by a first priority pledge of the Borrower's equity interests in the subsidiaries that hold 15 lodging properties financed by the facility, and the related TRS entities, which wholly own the TRS Lessees that lease each of the borrowing base assets. There are currently 15 lodging properties deemed borrowing base assets.

GIC Joint Venture Term Loan

In January and March 2022, the Operating Partnership and the GIC Joint Venture closed on a transaction with NewcrestImage Holdings, LLC, a Delaware limited liability company, and NewcrestImage Holdings II, LLC, a Delaware limited liability company (together, “NewcrestImage”), to acquire a portfolio of 27 lodging properties, two parking structures, and various financial incentives (the "NCI Transaction"). In connection with the NCI Transaction, in January 2022, Summit JV MR 2, LLC, Summit JV MR 3, LLC and Summit NCI NOLA BR 184, LLC (each of which is a subsidiary of the GIC Joint Venture, and are collectively, the “JV Borrowers”), the GIC Joint Venture, as parent guarantor, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a senior secured term loan facility (the “GIC Joint Venture Term Loan”) with Bank of America, N.A., as administrative agent and initial lender, Wells Fargo Bank, National Association, as syndication agent and an initial lender, and BofA Securities, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners.

Neither the Operating Partnership nor the Company are borrowers or guarantors of the GIC Joint Venture Term Loan. The GIC Joint Venture Term Loan is guaranteed by the GIC Joint Venture and all of the JV Borrowers’ existing and future subsidiaries, subject to certain exceptions.

The GIC Joint Venture Term Loan currently provides for a $410.0 million term loan and has an accordion feature which permits an increase in the total commitments, for aggregate potential borrowings of up to $600.0 million.

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

As of December 31, 2024, we had $396.0 million outstanding on the GIC Joint Venture Term Loan bearing interest at a floating rate of SOFR plus 2.75%. The interest rate at December 31, 2024 was 7.22%.

Borrowing Base Assets. The GIC Joint Venture Term Loan is secured primarily by a first priority pledge of the JV Borrowers’ equity interests in the subsidiaries that hold a direct or indirect interest in the 25 lodging properties and two parking facilities purchased in the NCI Transaction that constitute borrowing base assets. The GIC Joint Venture Term Loan contains terms, conditions and covenants typical for similar credit facilities.

PACE Loan

As part of the NCI Transaction, a subsidiary of the GIC Joint Venture assumed a Property Assessed Clean Energy ("PACE") loan of approximately $6.5 million. The loan bears fixed interest at 6.10%, has an amortization period of 20 years, and matures on July 31, 2040. The PACE loan is secured by an assessment lien imposed by the County of Tarrant, Texas for the benefit of the lender. At December 31, 2024, the outstanding balance of the PACE loan is $5.9 million.

Brickell Mortgage Loan

In June 2022, the Company entered into a joint venture (the "Brickell Joint Venture") with C-F Brickell, LLC, a Delaware limited liability company that was the developer of the AC/Element Hotel ("C-F Brickell"), to facilitate the exercise of the Initial Purchase Option to acquire a 90% equity interest in the Brickell Joint Venture, which owned a 100% interest in the AC/Element Hotel. In June 2022, the Brickell Joint Venture entered into a $47.0 million mortgage loan and non-recourse guaranty with City National Bank of Florida to finance the dual-branded AC/Element Hotel. The City National Bank Loan provides for an interest rate equal to one-month term SOFR plus 300 basis points. Payment terms include an interest-only period through June 30, 2024 and the loan will amortize based on a 25-year schedule from July 1, 2024 through the maturity date of June, 2025. The City National Bank Loan is prepayable at any time without penalty. At December 31, 2024, the outstanding balance of the Brickell Mortgage Loan is $46.1 million.

At December 31, 2024 and 2023 our outstanding indebtedness was as follows (dollar amounts in thousands):

Lender	Reference	Interest Rate	Amortization Period (Years)	Initial Maturity Date	Fully Extended Maturity Date	Number of Properties Encumbered
							December 31,
							2024	2023
OPERATING PARTNERSHIP DEBT:
2023 Senior Credit Facility
Bank of America, NA
$400 Million Revolver	(1)	6.33% Variable	n/a	6/21/2027	6/21/2028	n/a	$10,000	$—
$200 Million Term Loan	(1)	6.16% Variable	n/a	6/21/2026	6/21/2028	n/a	200,000	200,000
Total Senior Credit and Term Loan Facility							210,000	200,000

Term Loans
KeyBank National Association Term Loan	(2)	n/a	n/a	2/14/2025	2/14/2025	n/a	—	225,000
Regions Bank 2024 Term Loan Facility	(1)	6.37% Variable	n/a	2/26/2027	2/26/2029	n/a	200,000	—
							200,000	225,000

Convertible Notes		1.50% Fixed	n/a	2/15/2026	2/15/2026	n/a	287,500	287,500

Secured Mortgage Indebtedness
MetaBank	(2)	n/a	25	7/1/2027	7/1/2027	n/a	—	42,611
Bank of the Cascades	(2)	n/a	25	12/19/2024	12/19/2024	n/a	—	7,425
	(2)	n/a	25	12/19/2024	12/19/2024	n/a	—	7,425
Total Mortgage Loans						—	—	57,461
Total Operating Partnership Debt						—	697,500	769,961

JOINT VENTURE DEBT:
Brickell Joint Venture Mortgage Loan
City National Bank of Florida		7.45% Variable	25	6/9/2025	6/9/2025	2	46,060	47,000

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver	(3)	6.61% Variable	n/a	9/15/2027	9/15/2028	n/a	125,000	125,000
$125 Million Term Loan	(3)	6.56% Variable	n/a	9/15/2027	9/15/2028	n/a	125,000	75,000
Bank of America, N.A.	(4)	7.22% Variable	n/a	1/13/2026	1/13/2027	n/a	396,037	410,000
Wells Fargo		4.99% Fixed	30	6/6/2028	6/6/2028	1	12,526	12,785
PACE loan		6.10% Fixed	20	7/31/2040	7/31/2040	n/a	5,884	6,093
Total GIC Joint Venture Credit Facility and Term Loans						1	664,447	628,878
Total Joint Venture Debt						3	710,507	675,878
Total Debt						3	1,408,007	1,445,839
Unamortized debt issuance costs							(11,297)	(15,171)
Debt, net of issuance costs							$1,396,710	$1,430,668

(1)    The 2023 Senior Credit Facility and the Regions Bank 2024 Term Loan Facility are supported by a borrowing base of 53 unencumbered hotel properties.

(2)    The KeyBank Term Loan was paid off with proceeds from the Regions Bank 2024 Term Loan. The Regions Bank 2024 Term Loan has substantially the same terms as the KeyBank Term Loan, with the lender group remaining consistent for both loans. The MetaBank loan was paid off in June 2024. The Bank of the Cascades mortgage loan was comprised of two promissory notes which were repaid in May 2024.

(3)    The $125 Million Revolver and the $125 Million Term Loan are secured by pledges of the equity in the entities and affiliated entities that own 15 lodging properties.

(4)    The GIC Joint Venture Term Loan with Bank of America, N.A. is secured by pledges of the equity in the entities and affiliated entities that own 25 lodging properties and two parking garages.

Our total fixed-rate and variable-rate debt at December 31, 2024 and 2023, after giving effect to our interest rate derivatives, is as follows (dollar amounts in thousands):

	2024	Percentage	2023	Percentage
Fixed-rate debt(1)	$930,910	66%	$956,414	66%
Variable-rate debt	477,097	34%	489,425	34%
	$1,408,007		$1,445,839

(1) At December 31, 2024, debt related to our wholly owned properties coupled with our pro rata share of joint venture debt results in a fixed-rate debt ratio of approximately 72% of our total pro rata indebtedness when including the effect of interest rate swaps. See "Note 8 - Derivative Financial Instruments and Hedging."

Contractual principal payments, taking into consideration our maturity date extension options, at December 31, 2024, for each of the next five years are as follows (in thousands):

For the Year Ended December 31,	Amount
2025	$46,563
2026	288,032
2027	396,599
2028	471,937
2029	200,293
Thereafter	4,583
$1,408,007

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	2024		2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Convertible notes	$287,500	$278,766	$287,500	$256,141	Level 1 - Market approach
Mortgage loans	18,410	17,344	68,915	60,883	Level 2 - Market approach
	$305,910	$296,110	$356,415	$317,024

At December 31, 2024 and 2023, we had $625.0 million and $600.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date.

For additional information on our use of derivatives as interest rate hedges, see "Note 8 – Derivative Financial Instruments and Hedging.”

NOTE 7 –– LEASES

The Company has operating leases related to the land under certain lodging properties, conference centers, parking spaces, automobiles, our corporate office and other miscellaneous office equipment. These leases have remaining terms of one year to 73.5 years, some of which include options to extend the leases for additional years. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize rental expense for these leases on a straight-line basis over the lease term.

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business. In addition, we rent or sublease certain owned real estate to third parties. During the years ended December 31, 2024, 2023, and 2022, we recorded gross third-party tenant income of $2.7 million, $2.6 million, and $2.6 million, respectively, which were recorded in Other income, net in the Consolidated Statements of Operations.

Our right-of-use assets and related liabilities include renewal options reasonably certain to be exercised. We base our lease calculations on our estimated incremental borrowing rate. As of December 31, 2024 and 2023 our weighted average incremental borrowing rate was 4.8%.

During the years ended December 31, 2024, 2023, and 2022, the Company's total operating lease cost was $4.5 million, $4.6 million, and $4.1 million, respectively, and the operating cash outflows from operating leases was $4.0 million, $4.0 million, and $3.7 million, respectively. As of December 31, 2024 and 2023, the weighted average operating lease term was 31.8 and 32.2 years, respectively.

Operating lease maturities as of December 31, 2024 are as follows (in thousands):

For the Year Ended December 31,	Amount
2025	$2,331
2026	2,286
2027	2,328
2028	2,123
2029	2,015
Thereafter	33,802
Total lease payments (1)	44,885
Less interest	(20,014)
Total	$24,871

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

Information about our derivative financial instruments at December 31, 2024 and 2023 is as follows (dollar amounts in thousands):

			Average
			Annual		Notional Amount		Fair Value
			Effective		December 31,		December 31,
Contract Date	Effective Date	Expiration Date	Fixed Rate		2024	2023	2024	2023
Operating Partnership:
June 11, 2018	September 28, 2018	September 30, 2024	2.86%		$—	$75,000	$—	$1,170
June 11, 2018	December 31, 2018	December 31, 2025	2.92%		125,000	125,000	1,582	2,877
July 26, 2022	January 31, 2023	January 31, 2027	2.60%		100,000	100,000	2,824	3,134
July 26, 2022	January 31, 2023	January 31, 2029	2.56%		100,000	100,000	5,325	4,273
Total Operating Partnership					325,000	400,000	9,731	11,454
GIC Joint Venture:
March 24, 2023	July 1, 2023	January 13, 2026	3.35%		100,000	100,000	754	1,254
March 24, 2023	July 1, 2023	January 13, 2026	3.35%		100,000	100,000	754	1,250
January 19, 2024	October 1, 2024	January 13, 2026	3.77%		100,000	—	334	—
Total GIC Joint Venture					300,000	200,000	1,842	2,504
Total			3.09%	(1)	$625,000	$600,000	$11,573	$13,958
 (1) Represents the weighted-average effective interest rate of our current interest rate swaps at December 31, 2024.

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At December 31, 2024 and 2023, all our interest rate swaps were in an asset position. Derivative assets related to our interest rate swaps are recorded in Other assets, and other and derivative liabilities (when applicable) are included in Accrued expenses and other in our Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Other comprehensive income (loss) and are reclassified to Interest expense in our Consolidated Statements of Operations in the period in which the hedged item affects earnings. In 2025, we estimate that an additional $6.4 million will be reclassified from Other comprehensive income and recorded as a decrease to Interest expense.

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Gain recognized in Accumulated other comprehensive income (loss) on derivative financial instruments	$11,218	$8,677	$29,744
Gain (loss) reclassified from Accumulated other comprehensive income to Interest Expense	$13,602	$11,561	$(2,820)
Total interest expense and other finance expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$82,632	$86,798	$65,581

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

Changes in Common Stock during the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Beginning shares of Common Stock outstanding	107,593,373	106,901,576
Common Unit redemptions	15,555	28,179
Grants under the Equity Plan (as defined below in Note 13 - Equity-Based Compensation)	1,242,868	875,055
Annual grants to independent directors	127,491	113,141
Performance share and other forfeitures	(398,970)	(140,549)
Shares acquired for employee withholding requirements	(144,654)	(184,029)
Ending shares of Common Stock outstanding	108,435,663	107,593,373

At December 31, 2024 and 2023, the Company had reserved 52,924,195 and 50,774,173 shares of Common Stock, respectively, for the issuance of Common Stock (i) upon the exercise of stock options, issuance of time-based restricted stock awards, issuance of performance-based restricted stock awards, grants of director stock awards, or other awards issued pursuant to our Equity Plan, (ii) upon redemption of Common Units, or (iii) under the 2022 ATM Program.

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

At December 31, 2024 and 2023, unaffiliated third parties owned 15,933,073 and 15,948,628, respectively, of Common Units of the Operating Partnership, representing approximately 13% of the Common Units of the Operating Partnership for each period.

We classify outstanding Common Units held by unaffiliated third parties as non-controlling interests in the Operating Partnership, a component of equity in the Company’s Consolidated Balance Sheets. The portion of net income allocated to these Common Units is reported on the Company’s Consolidated Statements of Operations as net income attributable to non-controlling interests of the Operating Partnership.

Non-controlling Interests in Joint Ventures

At December 31, 2024, the Company is a partner with a majority controlling equity interest in three consolidated joint ventures as described below.

GIC Joint Venture

In July 2019, the Company entered into the GIC Joint Venture to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the GIC Joint Venture and invests 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the GIC Joint Venture and has the potential to earn incentive fees based on the GIC Joint Venture achieving certain return thresholds. During the year ended December 31, 2024 and 2023, Summit earned $0.6 million and $0.1 million, respectively under incentive fee agreements. There were no such incentive fees earned during the year ended December 31, 2022.

As of December 31, 2024, the GIC Joint Venture owns 41 hotel properties containing 5,733 guestrooms in eleven states. The GIC Joint Venture owns the properties through master real estate investment trusts (“Master REIT”) and subsidiary REITs (“Subsidiary REIT”). All of the hotel properties owned by the GIC Joint Venture are leased to taxable REIT subsidiaries of the Subsidiary REITs (“Subsidiary REIT TRSs”). To qualify as a REIT, the Master REIT and each Subsidiary REIT must meet all REIT requirements provided in the IRC. Taxable income related to the Subsidiary REIT TRSs is subject to federal, state and local income taxes at applicable corporate tax rates.

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

The Onera Joint Venture owns a 100% fee simple interest in real property and improvements located in Fredericksburg, Texas (the "Onera Property") consisting of an 11-unit glamping property and a 6.4-acre parcel of land.

Redeemable Non-controlling Interests

In January 2022, in connection with the NCI Transaction, Summit Hotel GP, LLC, a wholly owned subsidiary of the Company and the sole general partner of the Operating Partnership, on its own behalf as general partner of the Operating Partnership and on behalf of the limited partners of the Operating Partnership, entered into the Tenth Amendment (the “Tenth Amendment”) to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, to provide for the issuance of up to 2,000,000 Series Z Preferred Units. The Series Z Preferred Units rank on a parity with the Operating Partnership’s Series E and Series F Preferred Units and holders will receive quarterly distributions at a rate of 5.25% per year. From issuance until the tenth anniversary of their issuance, the Series Z Preferred Units will be redeemable at the holder’s request at any time, or in connection with a change of control of the Company, for, at the Company’s election, cash or shares of the Company’s 5.25% Series Z Cumulative Perpetual Preferred Stock (which will be designated and authorized following notice of redemption by holder of the Series Z Preferred Units) on a one-for-one basis. After the fifth anniversary of their issuance, the Company may redeem the Series Z Preferred Units for cash at a redemption amount of $25 per unit. For a 90-day period immediately following both the tenth and the eleventh anniversaries of their issuance or in connection with a change of control of the Company, the Series Z Preferred Units will be redeemable at the holder’s request for cash at a redemption amount of $25 per unit. In January 2022 and March 2022, in connection with the NCI Transaction, the Operating Partnership issued an aggregate of 2,000,000 Series Z Preferred Units as partial consideration for the purchase. At December 31, 2024, the redeemable Series Z Preferred Units issued in connection with the NCI Transaction are recorded as temporary equity and reflected as Redeemable non-controlling interests on our Consolidated Balance Sheets.

NOTE 11 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2024 and 2023. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurement at December 31, 2024 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$11,573	$—	$11,573
Onera Purchase Option	—	—	931	931

	Fair Value Measurement at December 31, 2023 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$13,958	$—	$13,958
Onera Purchase Option	—	—	931	931

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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2024 or 2023.

Nonrecurring Fair Value Measurements

During the year ended December 31, 2024, the Company recorded a loss on impairment related to a lodging property totaling $6.7 million to reduce the carrying amount of the property to its estimated fair value (Level 2 of the fair value hierarchy).

During the year ended December 31, 2023, the Company recorded a loss on write-down of lodging properties classified as Assets held for sale of $16.7 million to reduce the carrying amounts of the Hyatt Place - Dallas (Plano), TX and two additional lodging properties to their expected net selling prices less estimated costs to sell (Level 2 of the fair value hierarchy).

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

During the year ended December 31, 2022, the Company recorded a loss on write-down of lodging properties classified as Assets held for sale of $7.2 million to reduce the carrying amounts of two lodging properties to their net selling prices less estimated costs to sell. The proposed sale of these two lodging properties was terminated during the year ended December 31, 2023 and the assets were reclassified to Investments in Lodging Property, net (Level 2 of the fair value hierarchy).

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Franchise Agreements

All of our lodging properties (with the exception of the Onera Property and the Nordic Lodge - Steamboat Springs, CO) operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 30 years with various extension provisions. Each franchisor receives franchise fees ranging from 3% to 6% of each hotel property’s room revenues, and some agreements require that we pay marketing fees of up to 4% of room revenue. In addition, some of these franchise agreements require that we deposit into a reserve fund for capital expenditures up to 5% of the lodging property's gross or room revenues, depending on the franchisor, to ensure that we comply with the franchisor's standards and requirements. We also pay fees to our franchisors for services related to reservation and information systems. In 2024, 2023, and 2022, we expensed fees related to our franchise agreements of $53.8 million, $52.6 million, and $47.9 million, respectively.

Management Agreements

Our lodging properties operate pursuant to management agreements with various professional third-party management companies. The remaining terms of our management agreements range from month-to-month to 12 years and have various extension provisions. Each management company receives a base management fee, generally a percentage of total lodging property revenues. In addition, our lodging property management agreements generally provide that the lodging property manager can earn an incentive fee for hotel-level EBITDA over certain thresholds of a required investment return. In some cases, there are also monthly fees for certain services, such as accounting and shared services, based on the number of guestrooms. During the years ended December 31, 2024, 2023, and 2022, we expensed fees related to our lodging property management agreements of $15.9 million, $18.5 million, and $17.4 million, respectively.

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

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock activity under our Equity Plan for 2024, 2023 and 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Current Value (in thousands)
Non-vested December 31, 2021	605,470	$9.98
Granted	316,643	9.83
Vested	(259,037)	10.14
Forfeited	(8,272)	10.01
Non-vested December 31, 2022	654,804	9.85
Granted	449,148	7.71
Vested	(238,883)	8.04
Forfeited	(3,356)	8.20
Non-vested December 31, 2023	861,713	8.79
Granted	735,462	6.49
Vested	(369,312)	9.24
Forfeited	(75,040)	7.26
Non-vested December 31, 2024	1,152,823	$7.28	$7,897

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

The awards granted to our executive officers vest over a three-year period based (25% on the first and second anniversary of the grant date and 50% on the third anniversary of the grant date), subject to continued service through the applicable vesting date, except in the case of certain terminations of employment or in certain circumstances upon a change in control and are subject to the other conditions described in the Equity Plan or award document.

The holders of these awards have the right to vote the related shares of Common Stock and receive all dividends declared and paid whether or not vested. The fair value of time-based restricted stock awards granted is calculated based on the market value of our Common Stock on the date of grant.

During the years ended December 31, 2024, 2023, and 2022, the total fair value of time-based restricted stock awards that vested was $2.4 million, $3.6 million and $2.5 million, respectively.

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under our Equity Plan for 2024, 2023 and 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Current Value
			(in thousands)
Non-vested December 31, 2021	1,002,866	$11.92
Granted	418,728	12.26
Vested	(414,620)	12.81
Non-vested December 31, 2022	1,006,974	11.76
Granted	425,907	10.08
Vested	(239,416)	9.38
Forfeited	(137,193)	9.38
Non-vested December 31, 2023	1,056,272	11.93
Granted	507,406	7.41
Forfeited	(323,930)	14.05
Non-vested December 31, 2024	1,239,748	$9.53	$8,492

Our performance-based restricted stock awards are market-based awards and are accounted for based on the fair value of our Common Stock on the grant date. The fair value of the performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model. These awards generally vest over a three-year period based on our total shareholder return relative to the total shareholder return of certain companies within the Dow Jones U.S. Hotels Index (or in the event such index is discontinued, or its methodology significantly changed, a comparable index selected by the Compensation Committee of the Board) at the end of the period or upon a change in control. The awards require continued service during the measurement period, except in the case of certain terminations of employment or in the case of a change in control and are subject to the other conditions described in the Equity Plan or award document.

The number of shares the executive officers may earn under these awards range from zero shares to twice the number of shares granted based on our percentile ranking within the index at the end of the measurement period. In addition, a portion of the performance-based shares may be earned based on the Company's absolute total shareholder return calculated during the performance period.

The holders of these grants have the right to vote the granted shares of Common Stock, and any dividends declared will be accumulated and will be subject to the same vesting conditions as the awards. Further, if additional shares are earned based on our percentile ranking within the index, dividend payments will be issued as if the additional shares had been held throughout the measurement period.

The fair value of performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model and the following assumptions:

	For the Years Ended December 31,
	2024	2023	2022
Expected dividend yield	4.86%	3.90%	3.52%
Expected stock price volatility	37.2%	67.6%	65.4%
Risk-free interest rate	4.21%	4.66%	1.77%
Monte Carlo iterations	100,000	100,000	100,000
Weighted average estimated fair value of performance-based restricted stock awards	$7.41	$10.08	$12.26

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

Director Stock Awards Made Pursuant to Our Equity Plan

During the years ended December 31, 2024, 2023, and 2022 we granted 127,491, 113,141 and 84,899 shares of Common Stock, respectively, to our non-employee directors as a part of our director compensation program. These grants were made pursuant to our Equity Plan and were vested upon grant.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate General and Administrative expense in the Consolidated Statements of Operations was as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Time-based restricted stock	$3,424	$3,260	$2,860
Performance-based restricted stock	3,941	3,727	4,784
Director stock	767	755	802
	$8,132	$7,742	$8,446
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

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $9.5 million at December 31, 2024 as follows (in thousands):

	Total	2025	2026	2027
Time-based restricted stock	$4,859	$2,731	$1,700	$428
Performance-based restricted stock	4,652	2,907	1,515	230
	$9,511	$5,638	$3,215	$658

Our restricted stock awards are expected to be recognized over a remaining weighted-average period of 1.53 years.

NOTE 14 — BENEFIT PLANS

In August 2011, we initiated a qualified contributory retirement plan (the Summit Hotel Properties, Inc. 401(k) Profit Sharing Plan or the “Plan”) under Section 401(k) of the IRC, which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions may be made to the Plan by employees. The Plan is a Safe Harbor Plan and requires a mandatory employer contribution. The employer contribution was $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The components of income tax expense (benefit) are as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Current:
Federal	$989	$1,151	$1,953
State and local	1,567	1,563	1,717
Deferred:
Federal	(8,879)	84	(59)
State and local	(2,420)	—	—
Income tax (benefit) expense	$(8,743)	$2,798	$3,611

Below is a reconciliation between the provision for income taxes and the amounts computed by applying the federal statutory income tax rate to the income or loss before taxes (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Statutory federal income tax provision	$6,331	$(5,317)	$1,014
Nontaxable (income) loss of the REITs	(6,260)	4,563	1,124
State income taxes, net of federal tax benefit	1,467	1,158	1,644
Provision to return and deferred adjustment	20	50	81
Effect of permanent differences and other	431	235	246
Deferred assets transferred with REIT stock sale	—	—	730
Reversal of federal deferred tax valuation allowance	(9,905)	—	—
Reversal of state deferred tax valuation allowance, net of federal benefit	(2,156)	—	—
Other change in valuation allowance	1,329	2,109	(1,228)
Income tax (benefit) expense	$(8,743)	$2,798	$3,611

The Company evaluates its deferred tax assets each reporting period to determine if it is more-likely-than-not that those assets will be realized. In its evaluation, the Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the Company’s existing deferred tax assets.

At December 31, 2024 and 2023, we had valuation allowances of $2.6 million and $13.9 million, respectively. In the fourth quarter of 2024, we determined that it was probable that we would realize the carrying amount of most of our deferred tax assets. As such, we released a substantial portion of our valuation allowance totaling $12.1 million, which resulted in a benefit for income taxes for the year ended December 31, 2024.

Deferred tax assets are included in Other assets and deferred tax liabilities are included in Accrued expenses and other in the accompanying Consolidated Balance Sheets.

Significant components of our TRSs deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2024	2023
Tax carryforwards	$11,916	$12,098
Accrued expenses	1,515	1,634
Other	445	150
Total	13,876	13,882
Valuation allowance	(2,581)	(13,886)
Net deferred tax asset (liability)	$11,295	$(4)

Gross deferred tax assets	$13,881	$13,906
Gross deferred tax liabilities	(5)	(24)
Valuation allowance	(2,581)	(13,886)
Net deferred tax asset (liability)	$11,295	$(4)

At December 31, 2024, our TRSs had federal net operating losses of $48.8 million which are not subject to expiration and state net operating losses of $33.6 million, which expire beginning in 2025. At December 31, 2024, Summit Hotel Properties Inc. and our Subsidiary REITs had federal net operating loss carryforwards of $33.1 million and $7.6 million, respectively, which are not subject to expiration.

In the normal course of business, we are subject to examination by federal, state, and local jurisdictions where applicable. We had no unrecognized tax benefits at December 31, 2024 or in the three-year period then ended. We expect no significant increase or decrease in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2024. We have no material interest or penalties relating to unrecognized tax benefits in the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 or 2022 or in the Consolidated Balance Sheets as of December 31, 2024 or 2023.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. In general, we are not subject to tax examinations by tax authorities for years before 2021.

Characterization of Dividends and Distributions (Unaudited)

For income tax purposes, distributions paid consist of ordinary income and capital gains or a combination thereof. For the years ended December 31, 2024, 2023 and 2022 distributions paid per share were characterized as follows:

	For the Years Ended December 31,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Common Stock
Ordinary non-qualified dividend income	$0.2879	95.96%	$0.1940	88.19%	$0.0471	58.82%
Ordinary qualified dividend income	0.0121	4.04%	0.0078	3.54%	0.0106	13.26%
Capital gain distributions	—	—%	—	—%	0.0223	27.92%
Return of capital	—	—%	0.0182	8.27%	—	—%
Total	$0.3000	100.00%	$0.2200	100.00%	$0.0800	100.00%

Preferred Stock - Series E
Ordinary non-qualified dividend income	$1.4994	95.96%	$1.3779	88.19%	$0.9191	58.82%
Ordinary qualified dividend income	0.0631	4.04%	0.0553	3.54%	0.2072	13.26%
Capital gain distributions	—	—%	—	—%	0.4363	27.92%
Return of capital	—	—%	0.1293	8.27%	—	—%
Total	$1.5625	100.00%	$1.5625	100.00%	$1.5626	100.00%

Preferred Stock - Series F
Ordinary non-qualified dividend income	$1.4095	95.96%	$1.2952	88.19%	$0.8639	58.82%
Ordinary qualified dividend income	0.0593	4.04%	0.0520	3.54%	0.1947	13.26%
Capital gain distributions	—	—%	—	—%	0.4101	27.92%
Return of capital	—	—%	0.1215	8.27%	—	—%
Total	$1.4688	100.00%	$1.4687	100.00%	$1.4687	100.00%

Ordinary non-qualified dividends are eligible for the 20% deduction provided by Section 199A of the IRC.

NOTE 16 — EARNINGS PER SHARE

The following is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

		For the Years Ended December 31,
		2024	2023	2022
Numerator:
Net income (loss)		$38,891	$(28,116)	$1,217
Adjusted for:
Distributions to and accretion of redeemable non-controlling interests		(2,626)	(2,626)	(2,520)
Preferred dividends		(15,875)	(15,875)	(15,875)
Loss (income) related to non-controlling interests in consolidated joint ventures		8,499	14,824	(2,321)
Allocation of (income) loss to participating securities	(1)	(4,056)	3,803	2,570
Numerator for income (loss) per common stockholder - basic		24,833	(27,990)	(16,929)
Adjusted for:
Interest rate effect on assumed conversion of convertible debt		4,323	—	—
Numerator for income (loss) per common stockholder - diluted		$29,156	$(27,990)	$(16,929)

Denominator:
Weighted average common shares outstanding - basic		105,927	105,548	105,142
Adjusted for:
Dilutive effect of equity-based compensation awards	(2)	660	—	—
Effect of assumed conversion of convertible debt		25,778	—	—
Weighted average common shares outstanding - diluted	(3)	132,365	105,548	105,142
Net income (loss) per share available to common stockholders:
Basic		$0.23	$(0.27)	$(0.16)
Diluted		$0.22	$(0.27)	$(0.16)

(1)    Balances include unvested time-based restricted stock awards that have non-forfeitable rights to participate in dividends declared on Common Stock are accounted for under the two-class method as participating securities and are reflected in the calculation of basic and diluted earnings per share using the treasury stock method.

(2)    Balance reflects potentially dilutive securities issuable based on the estimated vesting of performance-based restricted stock using the treasury stock method and assuming that the reporting date is the vesting date. These shares were not included for the years ending December 31, 2023 and 2022 since their inclusion would have been anti-dilutive.

(3)    Common stock issuable upon the potential conversion of Common Units is not reflected in the computation of basic and diluted earnings per share as they are exchangeable for common shares on a one-for-one basis. Income is allocated to the Common Units on this same basis as Common Stock and is reflected as non-controlling interests in the accompanying Consolidated Financial Statements. As such, the assumed conversion of the Common Units would have no net effect on diluted earnings per share.

NOTE 17 — SEGMENT INFORMATION

We have investments in lodging properties located in 25 states across the United States of America. Our lodging properties derive revenue primarily from guestroom sales, food and beverage sales, and revenues from other lodging services and amenities. Our President and Chief Executive Officer, who serves as our Chief Operating Decision Maker (“CODM”), evaluates the performance, makes capital allocation decisions, and manages the overall operating and investing strategy of each hotel individually. As such, we consider each lodging property to be an operating segment. Each of our properties has similar economic characteristics and risks, facilities, and services and distribute their products and services in the same manner through third-party management companies. Therefore, all of our lodging properties are aggregated into a single reportable segment. The accounting policies of the lodging property segment are the same as those described in Note 2 - Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements.

On a regular basis, the segment's performance is assessed, and decisions are made related to the allocation of resources primarily based on lodging property earnings before interest, taxes, depreciation and amortization ("Hotel EBITDA") by comparing Hotel EBITDA results to budgets and forecasts, prior period results, and industry or peer group benchmarks. Additionally, the CODM considers other performance metrics such as total revenue, revenue per available room ("RevPAR'), average daily rate ("ADR"), occupancy, and hotel gross operating profit to assess operating performance.

Lodging revenues and Hotel EBITDA, including significant lodging expenses for our single reportable operating segment, is as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Lodging property revenues:
Room	$650,713	$656,063	$609,370
Food and beverage	40,865	41,513	32,117
Other	40,205	38,551	34,208
Total revenues	731,783	736,127	675,695
Lodging property expenses:
Room	146,790	148,005	136,999
Sales and marketing	93,083	93,053	84,752
Administrative and general	57,678	58,269	54,013
Property taxes, insurance and other	54,116	55,167	49,921
Food and beverage	30,964	31,580	24,897
Property operations & maintenance	30,582	30,416	27,713
Utility costs	26,917	26,989	25,488
Management fees	15,866	18,452	17,442
Other lodging property expenses	16,149	16,174	16,009
Total lodging property expenses	472,145	478,105	437,234
Hotel EBITDA	$259,638	$258,022	$238,461

A reconciliation of Income (loss) from continuing operations before income taxes as shown on our Consolidated Statements of Operations to Hotel EBITDA is as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Income (loss) from continuing operations before income taxes	$30,148	$(25,318)	$4,828
Adjusted for:
Depreciation and amortization	146,436	150,924	150,160
Corporate general and administrative	31,891	32,530	30,765
Transaction costs	10	13	749
Loss on impairment and write-down of assets	6,723	16,661	10,420
Recovery of credit losses	—	(1,230)	(1,100)
(Gain) loss on disposal of assets, net	(28,912)	337	(20,315)
Interest expense	82,632	86,798	65,581
Interest income	(1,906)	(1,688)	(1,544)
Gain on extinguishment of debt	(3,000)	—	—
Other expense, net	(4,384)	(1,005)	(1,083)
Hotel EBITDA	$259,638	$258,022	$238,461

Our measure of segment assets is total assets as reported on our Consolidated Balance Sheets.

NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION

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

Supplemental cash flow information is as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Cash payments for interest	$78,920	$78,886	$58,409
Accrued acquisition costs and improvements to lodging properties	$7,082	$4,219	$8,233
Cash payments for income taxes, net of refunds	$2,027	$2,674	$3,742
Accrued and unpaid dividends on unvested performance-based restricted stock	$241	$185	$40
Mortgage debt assumed for acquisitions of lodging properties	$—	$—	$382,205
Assumption of leases and other assets and liabilities in connection with the acquisition of a portfolio of properties	$—	$—	$9,206
Conversion of a mezzanine loan to complete acquisition of lodging properties	$—	$—	$29,875
Conversion of purchase option to complete acquisition of lodging properties	$—	$—	$2,800
Non-cash contributions of assets by non-controlling interests related to acquisition of lodging properties	$—	$200	$7,724
Issuance of non-controlling interests in Operating Partnership to complete acquisition of a portfolio of properties	$—	$—	$157,513
Redeemable non-controlling interests in operating partnership issued to complete acquisition of a portfolio of properties	$—	$—	$50,000

NOTE 19 — SUBSEQUENT EVENTS

We have evaluated significant matters subsequent to our year end date of December 31, 2024 and through the filing date of our Annual Report on Form 10-K on February 24, 2025 as follows:

Equity Transactions

In January 2025, our Board declared cash dividends of $0.390625 per share of Series E Preferred Stock and $0.3671875 per share of Series F Preferred Stock. The Board also declared on behalf of the Operating Partnership, a cash dividend of $0.328125 per share of the Operating Partnership's Series Z Preferred Units. Our Board also declared a quarterly cash dividend of $0.08 per share on our Common Stock and per Common Unit of the Operating Partnership.

These dividends are payable February 28, 2025 to stockholders and unitholders of record on February 14, 2025.

Property Disposition

During the first quarter of 2023, we entered into a purchase and sale agreement with a third-party to sell a 5.99-acre parcel of undeveloped land in San Antonio, TX for $1.3 million. The property was recorded in Assets held for sale, net at December 31, 2024. The sale of the parcel of land was completed in February 2025.

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2024
(in thousands)

			Initial Cost		Costs Subsequent	Gross Amount at December 31, 2024
Description	Mortgage Debt/ Encumbrances		Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Buildings, Improvements and Furniture, Fixtures and Equipment	Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Date Acquired
Aliso Viejo, CA - Homewood Suites	$—		$5,599	$32,367	$1,067	$5,599	$33,434	$39,033	$(10,476)	2017
Amarillo, TX - Courtyard	—		269	18,561	999	269	19,560	19,829	(3,972)	2022
Amarillo, TX - Embassy Suites	—	(2)	657	38,456	1,128	657	39,584	40,241	(8,033)	2022
Arlington, TX - Courtyard	—		1,497	15,573	697	1,497	16,270	17,767	(6,572)	2012
Arlington, TX - Residence Inn	—		1,646	15,440	1,418	1,646	16,858	18,504	(6,686)	2012
Asheville, NC - Hotel Indigo	—		2,100	34,755	7,686	2,100	42,441	44,541	(12,093)	2015
Atlanta, GA - AC Hotel	—		5,670	51,922	3,298	5,670	55,220	60,890	(15,523)	2017
Atlanta, GA - Courtyard	—		2,050	27,969	3,837	2,050	31,806	33,856	(12,749)	2012
Atlanta, GA - Residence Inn	—	(3)	3,381	34,820	5,742	3,381	40,562	43,943	(10,139)	2016
Austin, TX - Hampton Inn & Suites	—	(2)	—	56,394	6,883	—	63,277	63,277	(20,601)	2014
Baltimore, MD - Hampton Inn & Suites	—		2,205	16,013	6,412	2,205	22,425	24,630	(8,243)	2017
Baltimore, MD - Residence Inn	—		1,986	37,016	7,917	1,986	44,933	46,919	(15,652)	2017
Boulder, CO - Marriott	—		11,115	49,204	14,751	11,115	63,955	75,070	(21,224)	2016
Branchburg, NJ - Residence Inn	—	(3)	2,374	24,411	(10,552)	2,374	13,859	16,233	(8,259)	2015
Brisbane, CA - DoubleTree	—		3,300	39,686	2,366	3,300	42,052	45,352	(20,771)	2014
Camarillo, CA - Hampton Inn & Suites	—		2,200	17,366	1,234	2,200	18,600	20,800	(9,438)	2013
Charlotte, NC - Courtyard	—		—	41,094	6,490	—	47,584	47,584	(13,452)	2017
Chicago, IL - Hyatt Place	—		5,395	68,355	1,074	5,395	69,429	74,824	(20,710)	2016
Cleveland, OH - Residence Inn	—		10,075	33,340	4,489	10,075	37,829	47,904	(12,049)	2017
Dallas, TX - AC Hotel	—		1,330	31,379	(2,950)	1,330	28,429	29,759	(4,766)	2022
Dallas, TX - Hampton Inn & Suites	—		1,834	47,069	1,453	1,834	48,522	50,356	(6,358)	2022
Dallas, TX - Parking Garage	—		3,131	9,252	(1,310)	3,131	7,942	11,073	(717)	2022
Dallas, TX - Residence Inn	—		1,372	32,351	(2,379)	1,372	29,972	31,344	(4,947)	2022
Dallas, TX - SpringHill Suites	—		2,447	23,746	7,213	2,447	30,959	33,406	(3,558)	2022
Decatur, GA - Courtyard	—		4,046	34,151	4,858	4,046	39,009	43,055	(13,459)	2015
Englewood, CO - Hyatt House	—		2,700	16,267	3,440	2,700	19,707	22,407	(7,050)	2012
Englewood, CO - Hyatt Place	—		2,000	11,950	5,707	2,000	17,657	19,657	(6,528)	2012
Fort Lauderdale, FL - Courtyard	—		37,950	47,002	22,880	37,950	69,882	107,832	(12,948)	2017
Fort Lauderdale, FL - New Builds	—		—	—	3,065	—	3,065	3,065	—	2017
Fort Worth, TX - Courtyard	—		1,920	38,070	11,354	1,920	49,424	51,344	(17,720)	2017
Fredericksburg, TX - Onera Escapes	—		1,251	5,209	2,146	1,013	7,593	8,606	(886)	2022
Frisco, TX - AC Hotel	—		1,246	38,390	259	1,246	38,649	39,895	(6,416)	2022
Frisco, TX - Canopy Hotel	—		1,109	38,531	193	1,109	38,724	39,833	(5,817)	2022
Frisco, TX - Parking Garage	—		2,470	6,563	20	2,470	6,583	9,053	(537)	2022
Frisco, TX - Residence Inn	—		1,246	38,390	199	1,246	38,589	39,835	(6,306)	2022
Garden City, NY - Hyatt Place	—		4,200	27,775	878	4,282	28,571	32,853	(10,015)	2012
Glendale, CO - Staybridge Suites	—		2,100	10,151	8,093	2,100	18,244	20,344	(6,153)	2011

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2024
(in thousands)

			Initial Cost		Costs Subsequent	Gross Amount at December 31, 2024
Description	Mortgage Debt/ Encumbrances		Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Buildings, Improvements and Furniture, Fixtures and Equipment	Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Date Acquired
Grapevine, TX - Courtyard	—		2,542	34,872	6,277	2,542	41,149	43,691	(6,186)	2022
Grapevine, TX - Hilton Garden Inn	5,884		986	33,137	179	986	33,316	34,302	(5,383)	2022
Grapevine, TX - Holiday Inn Express & Suites	—		1,419	13,810	1,027	1,419	14,837	16,256	(2,840)	2022
Grapevine, TX - Hyatt Place	—		1,318	18,740	1,055	1,318	19,795	21,113	(3,611)	2022
Grapevine, TX - TownePlace Suites	—		1,686	23,119	437	1,686	23,556	25,242	(4,680)	2022
Greenville, SC - Hilton Garden Inn	—		1,200	14,566	3,503	1,200	18,069	19,269	(8,699)	2013
Hillsboro, OR - Residence Inn	—		4,943	42,541	7,067	4,943	49,608	54,551	(8,829)	2019
Houston, TX - AC Hotel	—		4,796	52,268	1,670	4,796	53,938	58,734	(7,694)	2022
Houston, TX - Hilton Garden Inn	—	(2)	—	41,838	5,282	—	47,120	47,120	(19,195)	2014
Houston, TX - Hilton Garden Inn	—		2,800	33,777	8,886	2,800	42,663	45,463	(13,106)	2014
Hunt Valley, MD - Residence Inn	—		—	35,436	3,324	1,076	37,684	38,760	(12,058)	2015
Indianapolis, IN - Courtyard	—		7,788	54,384	(977)	7,788	53,407	61,195	(19,349)	2013
Indianapolis, IN - SpringHill Suites	—		4,012	27,910	(159)	4,012	27,751	31,763	(10,372)	2013
Kansas City, MO - Courtyard	—	(3)	3,955	20,608	(1,065)	3,955	19,543	23,498	(7,039)	2017
Lone Tree, CO - Hyatt Place	—		1,300	11,704	5,712	1,314	17,402	18,716	(6,267)	2012
Longview, TX - Hilton Garden Inn	—		1,284	13,281	2,077	1,284	15,358	16,642	(2,447)	2022
Louisville, KY - Fairfield Inn & Suites	—		3,120	24,231	628	3,120	24,859	27,979	(9,652)	2013
Louisville, KY - SpringHill Suites	—		4,880	37,361	898	4,880	38,259	43,139	(15,108)	2013
Lubbock, TX - Hyatt Place	—		896	20,182	984	896	21,166	22,062	(3,640)	2022
Mesa, AZ - Hyatt Place	—		2,400	19,848	2,337	2,400	22,185	24,585	(7,537)	2017
Metairie, LA - Courtyard	—		1,860	25,168	8,838	1,860	34,006	35,866	(13,331)	2013
Metairie, LA - Residence Inn	—		1,791	23,386	1,119	1,791	24,505	26,296	(13,698)	2013
Miami, FL - AC Hotel	46,060	(1)	8,496	46,839	465	8,496	47,304	55,800	(5,409)	2022
Miami, FL - Element	46,060	(1)	5,882	32,427	741	5,882	33,168	39,050	(3,865)	2022
Miami, FL - Hyatt House	—		4,926	40,087	3,375	4,926	43,462	48,388	(18,025)	2015
Miami, FL - Sky Lounge	—		—	1,473	182	—	1,655	1,655	(372)	2022
Midland, TX - Homewood Suites	—		1,717	22,326	1,285	1,717	23,611	25,328	(4,243)	2022
Milpitas, CA - Hilton Garden Inn	—	(3)	7,921	46,141	(33)	7,921	46,108	54,029	(8,933)	2019
Minneapolis, MN - Hampton Inn & Suites	—		3,502	35,433	1,013	3,502	36,446	39,948	(12,956)	2015
Minneapolis, MN - Hyatt Place	—		—	34,026	2,846	—	36,872	36,872	(13,266)	2013
Nashville, TN - Courtyard	—		8,792	62,759	8,743	8,792	71,502	80,294	(22,959)	2016
Nashville, TN - SpringHill Suites	—		777	5,598	2,040	777	7,638	8,415	(3,645)	2004
New Haven, CT - Courtyard	—		11,990	51,497	11,207	11,990	62,704	74,694	(12,451)	2017
New Orleans, LA - Canopy Hotel	—	(2)	4,262	51,406	489	4,262	51,895	56,157	(7,235)	2022
New Orleans, LA - Courtyard	—		1,944	25,120	4,738	1,944	29,858	31,802	(17,121)	2013
New Orleans, LA - SpringHill Suites	—		963	12,763	321	963	13,084	14,047	(2,032)	2022
New Orleans, LA - TownePlace Suites	—		1,366	18,110	261	1,366	18,371	19,737	(2,699)	2022

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2024
(in thousands)

			Initial Cost		Costs Subsequent	Gross Amount at December 31, 2024
Description	Mortgage Debt/ Encumbrances		Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Buildings, Improvements and Furniture, Fixtures and Equipment	Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Date Acquired
Oklahoma City, OK - AC Hotel	—		2,769	29,389	385	2,769	29,774	32,543	(5,933)	2022
Oklahoma City, OK - Holiday Inn Express & Suites	—		2,542	21,574	933	2,542	22,507	25,049	(3,520)	2022
Oklahoma City, OK - Hyatt Place	—		2,822	25,311	520	2,822	25,831	28,653	(3,851)	2022
Orlando, FL - Hyatt House	—		2,800	34,423	883	2,800	35,306	38,106	(13,834)	2018
Orlando, FL - Hyatt Place	—		3,100	11,343	7,898	3,100	19,241	22,341	(6,737)	2013
Orlando, FL - Hyatt Place	—		2,716	11,221	7,594	2,716	18,815	21,531	(7,963)	2013
Pittsburgh, PA - Courtyard	—		1,652	40,749	6,866	1,652	47,615	49,267	(14,608)	2017
Portland, OR - Hyatt Place	—	(2)	—	14,700	1,012	—	15,712	15,712	(7,426)	2009
Portland, OR - Residence Inn	—		—	15,629	1,169	—	16,798	16,798	(7,960)	2009
Portland, OR - Residence Inn	—	(2)	12,813	76,868	11,001	12,813	87,869	100,682	(15,594)	2019
Poway, CA - Hampton Inn & Suites	—		2,300	14,728	1,686	2,300	16,414	18,714	(7,354)	2013
Revere, MA - Hampton Inn & Suites	—		32,237	33,912	9	32,237	33,921	66,158	(390)	2024
San Francisco, CA - Holiday Inn Express & Suites	—		15,545	49,469	5,467	15,545	54,936	70,481	(26,501)	2013
Scottsdale, AZ - Courtyard	—		3,225	12,571	4,287	3,225	16,858	20,083	(11,804)	2003
Scottsdale, AZ - Hyatt Place	—		1,500	10,171	640	1,500	10,811	12,311	(5,261)	2012
Scottsdale, AZ - Residence Inn	—		7,503	21,545	1,923	7,503	23,468	30,971	(1,933)	2023
Scottsdale, AZ - SpringHill Suites	—		2,195	9,496	2,083	2,195	11,579	13,774	(7,978)	2003
Silverthorne, CO - Hampton Inn & Suites	—		4,441	21,125	1,497	4,441	22,622	27,063	(4,732)	2019
Silverthorne, CO - Parking Garage	—		2,404	—	2,450	2,404	2,450	4,854	—	2019
Steamboat Springs, CO - Nordic Lodge	—		4,754	9,001	668	4,754	9,669	14,423	(780)	2023
Steamboat Springs, CO - Residence Inn	—		1,832	31,214	893	1,832	32,107	33,939	(4,883)	2021
Tampa, FL - Hampton Inn & Suites	—		3,600	20,366	5,066	3,600	25,432	29,032	(12,122)	2012
Tucson, AZ - Embassy Suites	12,526		1,841	23,958	6,358	1,841	30,316	32,157	(3,681)	2021
Tucson, AZ - Homewood Suites	—		2,570	22,802	2,650	2,570	25,452	28,022	(8,454)	2017
Tyler, TX - Residence Inn	—		1,243	15,323	872	1,243	16,195	17,438	(3,493)	2022
Vienna, VA - Hilton Garden Inn	—		8,699	21,481	—	8,699	21,481	30,180	(158)	2024
Waltham, MA - Hilton Garden Inn	—		10,644	21,713	7,302	10,644	29,015	39,659	(11,026)	2017
Watertown, MA - Residence Inn	—		25,083	45,917	717	25,083	46,634	71,717	(11,713)	2018
Land Parcels - Land Parcels	—	(3)	4,645	—	(2,995)	1,650	—	1,650	—	—
			$418,860	$2,883,159	$308,661	$416,799	$3,193,881	$3,610,680	$(896,444)

(1) Properties cross-collateralize the related loan, refer to "Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt" in the Consolidated Financial Statements.
(2) Properties subject to ground lease, refer to "Part II – Item 8. – Financial Statements and Supplementary Data – Note 7 – Leases" in the Consolidated Financial Statements.
(3) Property accounting basis includes an impairment charge, based on the difference between its estimated fair value and net carrying amount at December 31, 2024.

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2024
(in thousands)

(a)  ASSET BASIS

	2024	2023	2022
Reconciliation of land, buildings and improvements and furniture, fixtures and equipment:
Balance at beginning of period as adjusted	$3,586,899	$3,548,184	$2,638,549
Additions to land, buildings, improvements and furniture, fixtures and equipment	179,229	131,153	989,046
Disposition of land, buildings, improvements and furniture, fixtures and equipment	(148,725)	(75,777)	(68,991)
Write-down of assets	(6,723)	(16,661)	(10,420)
Balance at end of period	$3,610,680	$3,586,899	$3,548,184

(b)ACCUMULATED DEPRECIATION

	2024	2023	2022
Reconciliation of accumulated depreciation:
Balance at beginning of period	$821,924	$716,646	$583,080
Depreciation	141,945	146,083	145,491
Depreciation on assets sold or disposed	(67,425)	(40,805)	(11,925)
Balance at end of period	$896,444	$821,924	$716,646

(c)The aggregate cost of real estate for Federal income tax purposes was approximately $3,499 million (unaudited).

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