Form 10-Q
period 2025-03-31
Summit Hotel Properties, Inc.
filed 2025-04-30
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of April 18, 2025, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 112,221,377.

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — March 31, 2025 (Unaudited) and December 31, 2024	1
	Condensed Consolidated Statements of Operations (Unaudited) — Three Months Ended March 31, 2025 and 2024	2
	Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited) — Three Months Ended March 31, 2025 and 2024	3
	Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests (Unaudited) — Three Months Ended March 31, 2025 and 2024	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended March 31, 2025 and 2024	5
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	45

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments in lodging property, net	$2,727,510	$2,746,765
Investment in lodging property under development	10,578	7,617
Assets held for sale, net	—	1,225
Cash and cash equivalents	48,194	40,637
Restricted cash	8,138	7,721
Right-of-use assets, net	32,887	33,309
Trade receivables, net	23,568	18,625
Prepaid expenses and other	15,677	9,580
Deferred charges, net	10,632	6,460
Other assets	20,275	24,291
Total assets	$2,897,459	$2,896,230

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,417,690	$1,396,710
Lease liabilities, net	24,584	24,871
Accounts payable	8,760	7,450
Accrued expenses and other	78,588	82,153
Total liabilities	1,529,622	1,511,184

Commitments and contingencies (Note 11)	—	—

Redeemable non-controlling interests	50,219	50,219
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.25% Series E - 6,400,000 shares issued and outstanding at March 31, 2025 and December 31, 2024 (aggregate liquidation preference of $160,861 at March 31, 2025 and December 31, 2024, respectively)	64	64
5.875% Series F - 4,000,000 shares issued and outstanding at March 31, 2025 and December 31, 2024 (aggregate liquidation preference of $100,506 at March 31, 2025 and December 31, 2024, respectively)	40	40
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 112,221,768 and 108,435,663 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,122	1,084
Additional paid-in capital	1,273,164	1,246,225
Accumulated other comprehensive income	6,453	9,173
Accumulated deficit and distributions in excess of retained earnings	(360,404)	(347,041)
Total stockholders’ equity	920,439	909,545
Non-controlling interests	397,179	425,282
Total equity	1,317,618	1,334,827
Total liabilities, redeemable non-controlling interests and equity	$2,897,459	$2,896,230
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Room	$163,731	$167,431
Food and beverage	10,990	10,833
Other	9,757	9,878
Total revenues	184,478	188,142

Expenses:
Room	36,132	35,973
Food and beverage	7,991	8,202
Other lodging property operating expenses	56,922	56,261
Property taxes, insurance and other	13,311	14,285
Management fees	4,495	4,897
Depreciation and amortization	37,230	36,799
Corporate general and administrative	8,571	8,311
Total expenses	164,652	164,728
Gain on disposal of assets, net	1	75
Operating income	19,827	23,489

Other income (expense):
Interest expense	(19,956)	(21,582)
Interest income	276	458
Other income, net	1,230	685
Total other expense, net	(18,450)	(20,439)
Income from continuing operations before income taxes	1,377	3,050
Income tax expense (Note 13)	(754)	(217)
Net income	623	2,833
Less - Income attributable to non-controlling interests	680	322
Net (loss) income attributable to Summit Hotel Properties, Inc. before preferred dividends	(57)	2,511
Less - Distributions to and accretion of redeemable non-controlling interests	(657)	(657)
Less - Preferred dividends	(3,970)	(3,970)
Net loss attributable to common stockholders	$(4,684)	$(2,116)

Loss per common share:
Basic and diluted	$(0.04)	$(0.02)
Weighted-average common shares outstanding:
Basic and diluted	108,008	105,720
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$623	$2,833
Other comprehensive (loss) income, net of tax:
Changes in fair value of derivative financial instruments	(3,667)	5,696
Comprehensive (loss) income	(3,044)	8,529
Comprehensive loss (income) attributable to non-controlling interests	8	(2,016)
Comprehensive (loss) income attributable to Summit Hotel Properties, Inc.	(3,036)	6,513
Distributions to and accretion on redeemable non-controlling interests	(657)	(657)
Preferred dividends and distributions	(3,970)	(3,970)
Comprehensive (loss) income attributable to common stockholders	$(7,663)	$1,886
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)
(In thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit and Distributions	Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$50,219	10,400,000	$104	108,435,663	$1,084	$1,246,225	$9,173	$(347,041)	$909,545	$425,282	$1,334,827
Adjustment of redeemable non-controlling interests to redemption value	657	—	—	—	—	—	—	(657)	(657)	—	(657)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	411	411
Common stock redemption of common units	—	—	—	2,923,797	29	26,618	259	—	26,906	(26,906)	—
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(8,679)	(8,679)	(1,169)	(9,848)
Preferred dividends and distributions	(657)	—	—	—	—	—	—	(3,970)	(3,970)	—	(3,970)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(431)	(431)
Equity-based compensation	—	—	—	1,101,456	11	1,905	—	—	1,916	—	1,916
Shares of common stock acquired for employee withholding requirements	—	—	—	(239,148)	(2)	(1,584)	—	—	(1,586)	—	(1,586)
Other comprehensive loss	—	—	—	—	—	—	(2,979)	—	(2,979)	(688)	(3,667)
Net (loss) income	—	—	—	—	—	—	—	(57)	(57)	680	623
Balance at March 31, 2025	$50,219	10,400,000	$104	112,221,768	$1,122	$1,273,164	$6,453	$(360,404)	$920,439	$397,179	$1,317,618

Balance at December 31, 2023	$50,219	10,400,000	$104	107,593,373	$1,076	$1,238,896	$10,967	$(339,848)	$911,195	$435,282	$1,346,477
Adjustment of redeemable non-controlling interests to redemption value	657	—	—	—	—	—	—	(657)	(657)	—	(657)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	76	76
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(6,338)	(6,338)	(956)	(7,294)
Preferred dividends and distributions	(657)	—	—	—	—	—	—	(3,970)	(3,970)	—	(3,970)
Equity-based compensation	—	—	—	731,614	7	1,841	—	—	1,848	—	1,848
Shares of common stock acquired for employee withholding requirements	—	—	—	(126,846)	(1)	(832)	—	—	(833)	—	(833)
Other comprehensive income	—	—	—	—	—	—	4,002	—	4,002	1,694	5,696
Net income	—	—	—	—	—	—	—	2,511	2,511	322	2,833
Balance at March 31, 2024	$50,219	10,400,000	$104	108,198,141	$1,082	$1,239,905	$14,969	$(348,302)	$907,758	$436,418	$1,344,176
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$623	$2,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,230	36,799
Amortization of debt issuance costs	1,673	1,619
Equity-based compensation	1,916	1,848
Deferred tax expense	325	—
Gain on disposal of assets, net	(1)	(75)
Non-cash interest income	—	(133)
Debt transaction costs	—	564
Other	160	60
Changes in operating assets and liabilities:
Trade receivables, net	(4,943)	(6,637)
Prepaid expenses and other	(6,149)	(8,318)
Accounts payable	(760)	2,059
Accrued expenses and other	(4,224)	(2,469)
NET CASH PROVIDED BY OPERATING ACTIVITIES	25,850	28,150
INVESTING ACTIVITIES
Improvements to lodging properties	(15,724)	(18,116)
Investment in lodging property under development	(2,390)	(913)
Proceeds from asset dispositions, net	1,242	9,043
NET CASH USED IN INVESTING ACTIVITIES	(16,872)	(9,986)
FINANCING ACTIVITIES
Proceeds from borrowings on revolving line of credit	30,000	60,000
Repayments of revolving line of credit borrowings	(10,000)	(5,000)
Principal payments on debt	(648)	(33,490)
Common dividends and distributions paid	(9,957)	(7,349)
Preferred dividends and distributions paid	(4,627)	(4,627)
Contributions by non-controlling interests in joint venture	411	76
Distributions to joint venture partners	(431)	—
Financing fees, debt transaction costs and other issuance costs	(4,166)	(2,358)
Repurchase of common stock for tax withholding requirements	(1,586)	(833)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,004)	6,419
Net change in cash, cash equivalents and restricted cash	7,974	24,583

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	48,358	47,768
End of period	$56,332	$72,351

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEET TO THE AMOUNTS SHOWN IN THE STATEMENT OF CASH FLOWS ABOVE:
Cash and cash equivalents	$48,194	$63,435
Restricted cash	8,138	8,916
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$56,332	$72,351
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

We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. At March 31, 2025, our portfolio consisted of 97 lodging properties with a total of 14,555 guestrooms located in 25 states of the United States of America (“USA”). At March 31, 2025, we own 100% of the outstanding equity interests in 53 of the 97 lodging properties. We own a 51% controlling interest in 41 lodging properties through a joint venture that was formed in July 2019 with USFI G-Peak, Ltd. (“GIC”), a private limited company incorporated in the Republic of Singapore (the “GIC Joint Venture”). We also own 90% equity interests in two separate joint ventures (the “Brickell Joint Venture” and the “Onera Joint Venture”). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

At March 31, 2025, 86% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 91% were located within the top 100 MSAs, and over 99% of our guestrooms operate under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”), and InterContinental® Hotels Group (“IHG”).

Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At March 31, 2025, we owned, directly and indirectly, approximately 90% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding 6.25% Series E and 5.875% Series F preferred units of limited partnership interest. NewcrestImage (as defined in Note 5 - Debt to the Condensed Consolidated Financial Statements) owns all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units (liquidation preference $25 per unit) of the Operating Partnership “Series Z Preferred Units”) as a result of the NCI Transaction (described in Note 5 - Debt to the Condensed Consolidated Financial Statements). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as “Preferred Units.”

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

We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. To qualify as a REIT, we cannot operate or manage our lodging properties. Accordingly, all of our lodging properties are leased to our taxable REIT subsidiaries (“TRS Lessees” or “TRSs”) and managed by professional third-party lodging property management companies.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of consolidated revenues and expenses in the reporting period. Actual results could differ from those estimates. As interim statements, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three months ended March 31, 2025 may not be indicative of the results that may be expected for the full year of 2025. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The accompanying Condensed Consolidated Financial Statements consolidate the accounts of all entities in which we have a controlling financial interest, as well as variable interest entities, if any, for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated on the Condensed Consolidated Financial Statements.

We evaluate joint venture partnerships to determine if they should be consolidated based on whether the partners exercise joint control. For a joint venture where we exercise primary control and we also own a majority of the equity interests, we consolidate the joint venture partnership. We have consolidated the accounts of all of our joint venture partnerships on the accompanying Condensed Consolidated Financial Statements.

Use of Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with GAAP, which requires us to make estimates based on assumptions about current and, for some estimates, future economic and market conditions that affect reported amounts and related disclosures on our Condensed Consolidated Financial Statements. Although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could significantly differ from our expectations, which could materially affect our consolidated financial position and results of operations.

Trade Receivables and Current Estimate of Credit Losses

We grant credit to qualified guests, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables also include credit and debit card transactions that are in the process of being settled. Trade receivables are stated at the amount billed to the guest and do not accrue interest. We regularly review the collectability of our trade receivables. A provision for losses is determined based on previous loss experience and current economic conditions. Our allowance for doubtful accounts was nominal at both March 31, 2025 and December 31, 2024. Bad debt expense was $0.1 million for the three months ended March 31, 2025 and 2024.

Investments in Lodging Property, net

The Company allocates the purchase price of acquired lodging properties based on the relative fair values of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets, and assumed liabilities. Intangible assets may include certain value associated with the on-going operations of the lodging property being acquired as part of the acquisition. Acquired intangible assets that derive their values from real property, or an interest in real property, are inseparable from that real property or interest in real property, do not produce or contribute to the production of income other than consideration for the use or occupancy of space, and are recorded as a component of the related real estate asset on our Condensed Consolidated Financial Statements. We allocate the purchase price of acquired lodging properties to land, building and furniture, fixtures and equipment based on independent third-party appraisals.

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

On a limited basis, we provide financing to developers of lodging properties for development projects. We evaluate these arrangements to determine if we participate in residual profits of the lodging property through the loan provisions or other agreements. Where we conclude that these arrangements are more appropriately treated as an investment in the real property, we reflect the loan in Investments in lodging property, net on our Condensed Consolidated Balance Sheets.

We monitor events and changes in circumstances for indicators that the carrying value of a lodging property or undeveloped land may be impaired. Additionally, we perform at least an annual evaluation to monitor the factors that could trigger an impairment. Our evaluation process includes a quantitative analysis utilizing metrics to assess the operating performance of our lodging properties relative to historical results and profitability, and a qualitative analysis of other factors to assess if a potential impairment exists. Factors that we consider for an impairment analysis include, among others: i) significant underperformance relative to historical or anticipated operating results, ii) significant changes in the manner of use of a property or the strategy of our overall business, including changes in the estimated holding periods for lodging properties and land parcels, iii) a significant increase in competition, iv) a significant adverse change in legal factors or regulations, v) changes in values of comparable land or lodging property sales, vi) significant negative industry or economic trends, and fair value less costs to sell of lodging properties held for sale relative to the contractual selling price. When such factors are identified, we prepare an estimate of the undiscounted future cash flows of the specific property and determine if the carrying amount of the asset is recoverable. If the carrying amount of the asset is not recoverable, we estimate the fair value of the property based on discounted cash flows or sales price if the property is under contract and an adjustment is made to reduce the carrying value of the property to its estimated fair value.

Assets Held for Sale

We classify assets as Assets held for sale in the period in which certain criteria are met, including when the sale of the asset within one year is probable. Assets classified as Assets held for sale are no longer depreciated and are carried at the lower of net book value or its fair value calculated as the expected selling price less estimated costs of disposition. We record a write-down when the carrying amounts of Assets held for sale exceed their fair value.

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

Segment Information

We have determined that we have one reportable segment for activities related to investing in lodging properties. An operating segment is defined as the component of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (the “CODM”) in order to allocate resources and assess performance. Our investments in lodging properties are geographically diversified and the CODM allocates resources and assesses performance based upon discrete financial information at the individual lodging property level. However, because each of our lodging properties have similar economic characteristics, facilities, and services, the lodging properties have been aggregated into a single reportable segment.

Exchange or Modification of Debt

We consider modifications or exchanges of debt as extinguishments in accordance with Accounting Standards Codification ("ASC") No. 470, Debt, with gains or losses recognized in current earnings if the terms of the new debt and original instrument are substantially different. If the original and new debt instruments are substantially different, the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss. Under an exchange or modification accounted for as a debt extinguishment, fees paid to the lenders are included in the gain or loss on extinguishment of debt. Costs incurred with third parties, such as legal fees, directly related to the exchange or modification are capitalized as deferred financing costs and amortized over the initial term of the new debt. Previously deferred fees and costs for existing debt are included in the calculation of gain or loss. Under an exchange or modification not accounted for as a debt extinguishment, fees paid to the lenders are reflected as additional debt discount and amortized as non-cash interest expense over the remaining initial term of the exchanged or modified debt. Furthermore, costs incurred with third parties, such as legal fees, directly related to the exchange or modification are expensed as incurred. Additionally, previously deferred fees and costs are amortized as non-cash interest expense over the remaining initial term of the exchanged or modified debt.

Debt Issuance Costs

Debt issuance costs related to our long-term debt generally are recorded at cost as a discount to the related debt, and are amortized as interest expense on a straight-line basis, which approximates the interest method, over the life of the related debt instrument unless there is a significant modification to the debt instrument. Unamortized debt issuance costs related to our $275 million delayed draw term loan closed in March 2025 (the "$275 Million 2025 Delayed Draw Term Loan"), as discussed in detail in Note 5 - Debt, are included in Deferred charges, net as we have not yet drawn any amounts on this loan. Unamortized debt issuance costs related to all other debt are presented as a reduction to the related debt on the Condensed Consolidated Balance Sheets.

Income Taxes

We account for federal and state income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for: i) the future tax consequences attributable to differences between carrying amounts of existing assets and liabilities based on GAAP and the respective carrying amounts for tax purposes, and ii) operating losses and tax-credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be reversed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the change in tax rates. However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized based on consideration of available evidence. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

For the three months ended March 31, 2025, we have utilized the discrete effective tax rate method, as provided by ASC No. 740, Income Taxes—Interim Reporting, to calculate our interim income tax provision. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to ordinary income (loss) for the reporting period. We determined that since small changes in estimated ordinary income (loss) would result in significant changes in the estimated annual effective tax rate, the annual effective tax rate method would not provide a reliable estimate of income tax expense for the three month period ended March 31, 2025.

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

Basic and diluted loss per share for the three months ended March 31, 2025 and 2024 are calculated as Net loss attributable to common stockholders, less amounts allocated to participating securities, divided by weighted average common shares outstanding for each respective period as all other securities are antidilutive.

New Accounting Standards

In November 2024, the Financial Accounting Standards Board issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, that will require entities to provide enhanced disclosures related to certain expense categories included on the Consolidated Statement of Operations. ASU No, 2024-03 is intended to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the Consolidated Statement of Operations. ASU No. 2024-03 does not change the requirements for the presentation of expenses on the face of the consolidated statement of operations. Under ASU No. 2024-03, entities are required to disaggregate, in tabular format, expenses presented on the face of the Consolidated Statement of Operations - excluding earnings or losses from equity method investments - if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation or depletion. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. While the adoption of ASU 2024-03 is not expected to have an effect on our Consolidated Financial Statements, it is expected to result in incremental disclosures within the Notes to our Consolidated Financial Statements.

Reclassifications

A parcel of land with a carrying amount of approximately $0.4 million that was previously classified as Assets held for sale at December 31, 2024 has been reclassified to Investments in lodging property, net during the three months ended March 31, 2025 as the property no longer meets the Assets held for sale criteria.

NOTE 3 - INVESTMENTS IN LODGING PROPERTY, NET

Investments in Lodging Property, net

Investments in lodging property, net is as follows (in thousands):

	March 31, 2025	December 31, 2024
Lodging buildings and improvements	$2,875,145	$2,867,256
Land	415,574	415,574
Furniture, fixtures and equipment	299,578	296,476
Construction in progress	42,101	35,294
Intangible assets	32,267	32,267
Real estate development loan	4,576	4,576
	3,669,241	3,651,443
Less accumulated depreciation and amortization	(941,731)	(904,678)
	$2,727,510	$2,746,765

Depreciation and amortization expense related to our lodging properties (excluding amortization of franchise fees) was $37.1 million and $36.6 million for the three months ended March 31, 2025 and 2024, respectively.

Lodging Property Sales

Undeveloped Parcel of Land - San Antonio, TX

We owned a 5.99-acre parcel of undeveloped land in San Antonio, TX that was classified as Assets held for sale at December 31, 2024. In February 2025, we closed on the sale of the parcel of undeveloped land for $1.3 million, which approximated its carrying value.

Hyatt Place - Dallas (Plano), TX

In February 2024, the GIC Joint Venture completed the sale of the 127-guestroom Hyatt Place - Dallas (Plano), TX for $10.3 million. We recorded a nominal gain on the sale during the three months ended March 31, 2024 upon closing the transaction.

Intangible Assets

Intangible assets, net is as follows (in thousands):

	March 31, 2025	December 31, 2024
Indefinite-lived intangible assets:
Air rights	$10,754	$10,754
Other	80	80
	10,834	10,834
Finite-lived intangible assets:
Tax incentives	12,063	12,063
Key money	9,370	9,370
	21,433	21,433
Intangible assets	32,267	32,267
Less - accumulated amortization	(6,082)	(5,691)
Intangible assets, net	$26,185	$26,576

We recorded amortization expense related to intangible assets of approximately $0.4 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.

Future amortization expense related to intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amount
2025	$1,173
2026	1,564
2027	1,511
2028	1,016
2029	1,016
Thereafter	9,071
$15,351

NOTE 4 - INVESTMENT IN REAL ESTATE LOANS

Real Estate Development Loans

Onera Mezzanine Financing Loan

In January 2023, we entered into an agreement with affiliates of Onera Opportunity Fund I, LP (“Onera”) to provide a mezzanine financing loan of $4.6 million (the “Onera Mezzanine Loan”) for the development of a glamping property. The Onera Mezzanine Loan is secured by a second mortgage on the property and is subordinate to the senior lender for the development project. As of March 31, 2025, we have funded our entire $4.6 million commitment under the Onera Mezzanine Loan. The original maturity date of the loan was September 2024; however, the borrower exercised its option to extend the Onera Mezzanine Loan for an additional 12 months. The development of the property was completed, and operations commenced, in September 2024.

Additionally, we issued a $3.0 million letter of credit to the senior lender of the project as additional support for Onera's construction loan. We have not recorded a liability for this guarantee because it currently is not probable that we will be required to make any payment related to this guarantee. In the event that we are required to pay any amount under this guarantee, we would have the right to recover any amount paid under a guarantee from Onera.

We also have an option to purchase 90% of the equity of the entity that owns the property that became exercisable upon completion of construction in September 2024 (the “Onera Purchase Option”). The Onera Purchase Option is exercisable until the later of the first anniversary of the opening of the property or the date the Onera Mezzanine Loan is paid in full.

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

The recorded amount of the Onera Purchase Option was amortized as non-cash interest income beginning in January 2023 using the straight-line method, which approximates the interest method, and through September 2024 when the Onera Purchase Option became exercisable. For the three months ended March 31, 2024, we amortized $0.1 million of the carrying amount of the Onera Purchase Option as non-cash interest income.

NOTE 5 - DEBT

At March 31, 2025, our indebtedness was comprised of borrowings under our 2023 Senior Credit Facility, the 2024 Term Loan, the GIC Joint Venture Credit Facility, the GIC Joint Venture Term Loan, the PACE loan, the Convertible Notes (each of such credit facilities and loans are defined below), and two loans secured by first priority mortgage liens on three lodging properties. In March 2025, we closed the $275.0 million 2025 Delayed Draw Term Loan to refinance a significant portion of our outstanding $287.5 million convertible notes when they mature in February 2026.

We have entered into interest rate swaps to fix the interest rates on a portion of our variable interest rate indebtedness. The weighted-average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 5.06% at March 31, 2025 and 5.01% at December 31, 2024. There are currently no defaults under any of the Company's loan agreements.

Debt, net of debt issuance costs, is as follows (in thousands):

	March 31, 2025	December 31, 2024
Revolving debt	$155,000	$135,000
Term loans	921,037	921,037
Convertible notes	287,500	287,500
Mortgage loans	63,822	64,470
	1,427,359	1,408,007
Unamortized debt issuance costs (1)	(9,669)	(11,297)
Debt, net of debt issuance costs	$1,417,690	$1,396,710

(1) During the three months ended March 31, 2025, we paid $4.3 million in bank, legal and other fees related to the $275 Million 2025 Delayed Draw Term Loan (as described in further detail below) that are included in Deferred charges, net on our Condensed Consolidated Balance Sheet. Those costs will be reclassified to Debt, net of debt issuance costs at the time the funds are drawn upon, which is expected to coincide with the repayment of the Convertible Notes upon their maturity in February 2026.

Our total fixed-rate and variable-rate debt, after consideration of our interest rate derivative agreements that are currently in effect, is as follows (in thousands):

	March 31, 2025	Percentage	December 31, 2024	Percentage
Fixed-rate debt (1)	$930,732	65%	$930,910	66%
Variable-rate debt	496,627	35%	477,097	34%
	$1,427,359		$1,408,007

(1) At March 31, 2025, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 71% of our total pro rata indebtedness when taking into consideration interest rate swaps that are currently in effect.

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Convertible notes	$287,500	$273,362	$287,500	$278,766	Level 1 - Market approach
Mortgage loans	18,232	17,887	18,410	17,344	Level 2 - Market approach
	$305,732	$291,249	$305,910	$296,110

Detailed information about our debt at March 31, 2025 and December 31, 2024 is as follows (dollars in thousands):

					Principal Balance Outstanding
Lender	Interest Rate	Initial Maturity Date	Fully Extended Maturity Date	Number of Encumbered Properties	March 31, 2025	December 31, 2024
OPERATING PARTNERSHIP DEBT:
2023 Senior Credit Facility
Bank of America, N.A.
$400 Million Revolver (1)	6.37% Variable	6/21/2027	6/21/2028	n/a	$30,000	$10,000
$200 Million Term Loan (1)	6.32% Variable	6/21/2026	6/21/2028	n/a	200,000	200,000
Total Senior Credit Facility					230,000	210,000

Convertible Notes	1.50% Fixed	2/15/2026	2/15/2026	n/a	287,500	287,500

Term Loans
Regions Bank 2024 Term Loan Facility (1)	6.12% Variable	2/26/2027	2/26/2029	n/a	200,000	200,000
$275 Million 2025 Delayed Draw Term Loan	6.32% Variable	3/27/2028	3/27/2030	n/a	—	—
					200,000	200,000
Total Operating Partnership Debt					717,500	697,500

JOINT VENTURE DEBT:
Brickell Joint Venture Mortgage Loan
City National Bank of Florida	7.33% Variable	6/9/2025	6/9/2025	2	45,590	46,060

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver (2)	6.57% Variable	9/15/2027	9/15/2028	n/a	125,000	125,000
$125 Million Term Loan (2)	6.52% Variable	9/15/2027	9/15/2028	n/a	125,000	125,000
Bank of America, N.A. Term Loan (3)	7.19% Variable	1/13/2026	1/13/2027	n/a	396,037	396,037
Wells Fargo	4.99% Fixed	6/6/2028	6/6/2028	1	12,457	12,526
PACE loan	6.10% Fixed	7/31/2040	7/31/2040	n/a	5,775	5,884
Total GIC Joint Venture Credit Facility and Term Loans				1	664,269	664,447
Total Joint Venture Debt				3	709,859	710,507
Total Debt				3	$1,427,359	$1,408,007

(1) The 2023 Senior Credit Facility and the Regions Bank 2024 Term Loan Facility are supported by a borrowing base of 53 unencumbered hotel properties and their affiliates.
(2) The $125 Million Revolver and the $125 Million Term Loan are secured by pledges of the equity in the entities that own 15 lodging properties.
(3) The GIC Joint Venture Term Loan with Bank of America, N.A. is secured by pledges of the equity in the entities that own 25 lodging properties and two parking garages and their affiliates.

$600 Million Senior Credit and Term Loan Facility

In June 2023, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into an amended and restated $600.0 million senior credit facility (the “2023 Senior Credit Facility”) with Bank of America, N.A., as successor administrative agent, and a syndicate of lenders. The 2023 Senior Credit Facility is comprised of a $400.0 million revolver (the “$400 Million Revolver”) and a $200.0 million term loan facility (the “$200 Million Term Loan”). The 2023 Senior Credit Facility has an accordion feature which allows the Company to increase the total commitments by an aggregate of up to $300.0 million.

At March 31, 2025, our $200 Million Term Loan was fully funded, and we had $30.0 million in outstanding borrowings under our $400 Million Revolver.

The $400 Million Revolver has a maturity date of June 2027, which may be extended by the Company for up to two consecutive six-month periods, subject to certain conditions, and the $200 Million Term Loan has a maturity date of June 2026, which may be extended by the Company for up to two consecutive 12-month periods, subject to certain conditions.

The 2023 Senior Credit Facility bears interest at the Secured Overnight Funding Rate (“SOFR”). The interest rate on the $400 Million Revolver is based on the higher of (i) a pricing grid ranging from 140 basis points to 240 basis points plus Adjusted Daily SOFR or Adjusted Term SOFR, depending on the Company's leverage ratio (as defined in the loan documents); and (ii) a pricing grid ranging from 40 basis points to 140 basis points over the Base Rate, depending on the Company's leverage ratio.

The interest rate on the $200 Million Term Loan is based on the higher of (i) a pricing grid ranging from 135 basis points to 235 basis points plus Adjusted Daily SOFR or Adjusted Term SOFR, depending on the Company's leverage ratio (as defined in the loan documents); and (ii) a pricing grid ranging from 35 basis points to 135 basis points over the Base Rate, depending on the Company's leverage ratio.

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

2024 Term Loan

In February 2024, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan document as a subsidiary guarantor, entered into a $200 million senior unsecured term loan financing (the “2024 Term Loan”) with Regions Bank. Proceeds from the 2024 Term Loan financing and advances on our $400 Million Revolver were used to repay in full a similar term loan that was scheduled to mature in February 2025.

The 2024 Term Loan has an initial maturity date of February 2027 and can be extended for two 12-month periods by the Company, subject to certain conditions. At March 31, 2025, the 2024 Term Loan was fully funded.

We pay interest on advances at varying rates, based upon, at our option, either daily, 1-, 3-, or 6-month SOFR (subject to a floor of zero basis points), plus a SOFR adjustment equal to 10 basis points and an applicable margin between 135 and 235 basis points, depending upon our leverage ratio (as defined in the loan documents).

We are required to comply with various financial and other covenants to maintain borrowings under the 2024 Term Loan.

Amendment to 2024 Term Loan

In September 2024, we executed an amendment to the 2024 Term Loan. Under the amendment, we may elect at our sole discretion that the Unsecured Term Loan Leverage Ratio (as defined in the loan documents) may exceed 60% but shall in no event exceed 65% during the Unsecured Term Loan Leverage Increase Period. Once this one-time right has been exercised and after the Unsecured Term Loan Leverage Increase Period expires, the 2024 Term Loan will revert back to the prior Unsecured Term Loan Leverage Ratio pursuant to which the credit availability under the 2024 Term Loan will be limited to the 60% Unsecured Term Loan Leverage Ratio for the remainder of the term of the 2024 Term Loan. We have not yet made the election under the amendment.

Borrowings under the 2023 Senior Credit Facility and the 2024 Term Loan are limited by the value of the Unencumbered Assets (as defined in the loan agreements).

Convertible Senior Notes and Capped Call Options

In January 2021, we entered into an underwriting agreement (the “Convertible Notes Offering”) pursuant to which the Company agreed to offer and sell an aggregate of $287.5 million of 1.50% convertible senior notes due in 2026 (the “Convertible Notes”). The net proceeds from the Convertible Notes Offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company (including net proceeds from the full exercise by the underwriters of their over-allotment option to purchase additional Convertible Notes), were approximately $280.0 million before consideration of the Capped Call Transactions (as described below). These proceeds were used to pay the cost of the Capped Call Transactions and to partially repay outstanding obligations under our senior credit facility that was replaced by the 2023 Senior Credit Facility and another term loan.

The Convertible Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The Convertible Notes will mature on February 15, 2026 (the “Maturity Date”), unless earlier converted, purchased, or redeemed. Prior to August 15, 2025, the Convertible Notes will be convertible only upon certain circumstances and during certain periods. On or after August 15, 2025 and through the Maturity Date, holders may convert any of their Convertible Notes into shares of the Company’s common stock, at the applicable conversion rate, unless the Convertible Notes have been previously purchased or redeemed by the Company. The Company recorded interest expense of $1.1 million for each of the three month periods ended March 31, 2025 and 2024. The Company incurred debt issuance costs related to the Convertible Notes Offering of $7.6 million, of which $0.4 million was amortized as non-cash interest expense for each of the three month periods ended March 31, 2025 and 2024, respectively. Including the amortization of the debt issuance costs, the effective interest rate on the Convertible Notes was approximately 2.00% for the three month periods ended March 31, 2025 and 2024. The unamortized discount related to the Convertible Notes was $1.4 million and $1.7 million at March 31, 2025 and December 31, 2024, respectively.

The initial conversion rate of the Convertible Notes was 83.4028 shares of common stock per $1,000 principal amount of Convertible Notes, which was equivalent to an initial conversion price of $11.99 per share of common stock based on the 37.5% base conversion premium on the reference price of $8.72 per share. In no event will the conversion rate exceed 114.6788 shares of common stock per $1,000 principal amount of Convertible Notes, subject to certain adjustments defined in the Convertible Notes Offering. Commensurate with the declaration of dividends and distributions on our common stock and Common Units, respectively, in January, 2025, the conversion rate of the Convertible Notes was adjusted to 92.49 shares of common stock per $1,000 principal amount of Convertible Notes.

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

The effective strike price of the Capped Call Transactions was initially $15.26, which represented a premium of 75.0% over the last reported sale price of our common stock on the New York Stock Exchange on January 7, 2021 and is subject to certain adjustments under the terms of the Capped Call transactions. The current strike price is $13.76 due to the adjustments related to the dividends paid during the period that the Capped Call securities have been outstanding.

$275 Million 2025 Delayed Draw Term Loan

In March 2025, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into the $275 Million 2025 Delayed Draw Term Loan with Bank of America, N.A., as administrative agent, that has an accordion feature which allows the Company to increase the total commitments to $325.0 million. The $275 Million 2025 Delayed Draw Term Loan will be used to refinance a significant portion of our Convertible Notes which mature in February 2026. The $275 Million 2025 Delayed Draw Term Loan has a delayed draw feature through March 1, 2026, to ensure the funds are available through the maturity date of the Convertible Notes.

The $275 Million 2025 Delayed Draw Term Loan has an initial maturity date of March 27, 2028 and can be extended for two 12-month periods by the Company, subject to certain conditions, resulting in a fully extended maturity of March 2030. At March 31, 2025, we had not yet drawn any amounts on this loan.

Advances under the $275 Million 2025 Delayed Draw Term Loan will bear interest at varying rates based upon, at our option, either (i) Daily SOFR or Term SOFR (1-month, 3-month or 6-month), plus a SOFR adjustment of 10 basis points, plus a margin ranging from 135 basis points to 235 basis points depending on our leverage ratio, or (ii) the applicable base rate, which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 50 basis points, and 1-month Term SOFR plus 100 basis, plus a base rate margin ranging from 35 basis points to 135 basis points, depending on our leverage ratio.

We are also required to pay a fee on the unused portion of the $275 Million 2025 Delayed Draw Term Loan equal to the undrawn amount multiplied by an annual rate of 0.25% of the average unused amount of the $275 Million 2025 Delayed Draw Term Loan.

During the three months ended March 31, 2025, we incurred debt issuance costs related to the $275 Million 2025 Delayed Draw Term Loan of $4.3 million. The debt issuance costs are recorded as deferred financing costs and are included in Deferred charges, net on our Condensed Consolidated Balance Sheet at March 31, 2025. Amortization of the deferred financing costs will commence when we draw on the $275 Million 2025 Delayed Draw Term Loan.

GIC Joint Venture Credit Facility

In October 2019, Summit JV MR 1, LLC (the “Borrower”), as borrower, and Summit Hospitality JV, LP (the “Parent” or “GIC Joint Venture”), as parent of the Borrower, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a $200.0 million credit facility (the “GIC Joint Venture Credit Facility”) with Bank of America, N.A., as administrative agent and sole initial lender, and BofA Securities, Inc., as sole lead arranger and sole bookrunner. The Operating Partnership and the Company are not borrowers or guarantors of the GIC Joint Venture Credit Facility. The GIC Joint Venture Credit Facility is guaranteed by all of the Borrower’s existing and future subsidiaries, subject to certain exceptions.

The GIC Joint Venture Credit Facility is comprised of a $125.0 million revolving credit facility (the “$125 Million Revolver”) and a $125.0 million term loan (the “$125 Million Term Loan”). The GIC Joint Venture Credit Facility has an accordion feature which allows the GIC Joint Venture to further increase the total commitments for aggregate borrowings of up to $500.0 million. At March 31, 2025, we had $125.0 million outstanding under the $125 Million Revolver and the $125 Million Term Loan was fully funded.

The interest rate on the $125 Million Revolver is based on the higher of the following:

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

In addition, on a quarterly basis, the GIC Joint Venture will be required to pay a fee on the unused portion of the GIC Joint Venture Credit Facility equal to the undrawn amount multiplied by an annual rate of 0.25% of the average unused amount of the GIC Joint Venture Credit Facility.

The GIC Joint Venture Credit Amendment requires the GIC Joint Venture and certain subsidiaries to pledge to the secured parties all of the equity interests in the entities that own the 15 properties included in the borrowing base assets, the related TRS entities that lease each of the borrowing base assets, and all other subsidiaries of the borrower and the subsidiary guarantors, subject to certain exceptions.

GIC Joint Venture Term Loan

In January and March 2022, the Operating Partnership and the GIC Joint Venture closed on a transaction with NewcrestImage Holdings, LLC and NewcrestImage Holdings II, LLC (together, “NewcrestImage”), to acquire a portfolio of 27 lodging properties, containing an aggregate of 3,709 guestrooms, and two parking structures containing 1,002 spaces, and various financial incentives, for an aggregate purchase price of $822.0 million (the “NCI Transaction”). In connection with the NCI Transaction, in January 2022, Summit JV MR 2, LLC, Summit JV MR 3, LLC and Summit NCI NOLA BR 184, LLC (each of which is a subsidiary of the GIC Joint Venture, and are collectively, the “Term Loan Borrower”), the GIC Joint Venture, as parent guarantor, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a $410.0 million senior secured term loan facility (the “GIC Joint Venture Term Loan”) with Bank of America, N.A., as administrative agent.

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

At March 31, 2025, we had $396.0 million outstanding on the GIC Joint Venture Term Loan bearing interest at a floating rate of SOFR plus 2.75%.

The GIC Joint Venture Term Loan is secured primarily by a first priority pledge of the Term Loan Borrower's equity interests in the subsidiaries that hold a direct or indirect interest in the remaining 25 of the lodging properties and two parking facilities purchased in the NCI Transaction that constitute borrowing base assets. The GIC Joint Venture Term Loan contains terms, conditions, and covenants typical for similar credit facilities.

PACE Loan

As part of the NCI Transaction, a subsidiary of the GIC Joint Venture assumed a Property Assessed Clean Energy (“PACE”) loan of approximately $6.5 million. The loan bears fixed interest at 6.10%, has an amortization period of 20 years, and matures on July 31, 2040. The PACE loan is secured by an assessment lien imposed by the County of Tarrant, TX for the benefit of the lender. At March 31, 2025, the outstanding balance of the PACE loan was $5.8 million.

Brickell Mortgage Loan

In June 2022, the Company entered into a joint venture (the “Brickell Joint Venture”) with C-F Brickell, LLC (“C-F Brickell”) that was the developer of the dual-branded 264-guestroom AC Hotel by Marriott and Element Hotel in Miami, FL (together the "AC/Element Hotel"), to facilitate the exercise of a purchase option to acquire a 90% equity interest in the Brickell Joint Venture (the "Initial Purchase Option"), which owned a 100% interest in the AC/Element Hotel. In June 2022, the Brickell Joint Venture entered into a $47.0 million mortgage loan and non-recourse guaranty with City National Bank of Florida to finance the AC/Element Hotel. The City National Bank Loan provides for an interest rate equal to one-month term SOFR plus 300 basis points. Payment terms included an interest-only period through June 30, 2024, followed by payments based on a 25-year amortization schedule through the maturity date of June 9, 2025. The City National Bank Loan is prepayable at any time without penalty. At March 31, 2025, the outstanding balance of the Brickell Mortgage Loan was $45.6 million.

NOTE 6 - LEASES

The Company has operating leases related to the land under certain lodging properties, conference centers, parking spaces, automobiles, our corporate office, and miscellaneous office equipment. These leases have remaining terms of one year to 73.3 years, some of which include options to extend the leases for additional years. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. At March 31, 2025 and December 31, 2024, the weighted-average operating lease term was approximately 31.8 years and our weighted-average incremental borrowing rate for leases was 4.8%.

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business. In addition, we lease certain owned real estate to third parties. We recorded gross third-party tenant income of $1.1 million and $0.8 million during the three month periods ended March 31, 2025 and 2024, respectively, in Other income, net on our Condensed Consolidated Statements of Operations.

During each of the three month periods ended March 31, 2025 and 2024, the Company's total operating lease cost was $1.2 million, and the cash payments on operating leases were $1.0 million and $1.1 million, respectively.

Operating lease maturities at March 31, 2025 are as follows (in thousands):

For the Year Ending December 31,	Amount
2025	$1,753
2026	2,280
2027	2,322
2028	2,141
2029	2,019
Thereafter	33,800
Total lease payments (1)	44,315
Less: Imputed interest	(19,731)
Total	$24,584

(1)Certain payments above include future increases to the minimum fixed rent based on the Consumer Price Index in effect at the initial measurement of the lease balances.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at March 31, 2025 and December 31, 2024 is as follows (dollars in thousands):

					Notional Amount		Fair Value
Contract date	Effective Date	Expiration Date	Average Annual Effective Fixed Rate		March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Operating Partnership:
June 11, 2018	December 31, 2018	December 31, 2025	2.92%		$125,000	$125,000	$1,117	$1,582
July 26, 2022	January 31, 2023	January 31, 2027	2.60%		100,000	100,000	1,941	2,824
July 26, 2022	January 31, 2023	January 31, 2029	2.56%		100,000	100,000	3,669	5,325
Total Operating Partnership					325,000	325,000	6,727	9,731

GIC Joint Venture:
March 24, 2023	July 1, 2023	January 13, 2026	3.35%		100,000	100,000	500	754
March 24, 2023	July 1, 2023	January 13, 2026	3.35%		100,000	100,000	500	754
January 19, 2024	October 1, 2024	January 13, 2026	3.77%		100,000	100,000	179	334
Total GIC Joint Venture					300,000	300,000	1,179	1,842
Total			3.09%	(1)	$625,000	$625,000	$7,906	$11,573
 (1) Represents the weighted-average effective interest rate of our current interest rate swaps at March 31, 2025.

At March 31, 2025, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 71% of our total pro rata indebtedness when taking into consideration interest rate swaps that are currently in effect.

At March 31, 2025 and December 31, 2024, we had $625.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date.

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At March 31, 2025 and December 31, 2024, all of our interest rate swaps were in an asset position. Derivative assets related to our interest rate swaps are recorded in Other assets and derivative liabilities are recorded in Accrued expenses on our Condensed Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Accumulated other comprehensive income on our Condensed Consolidated Balance Sheets and are reclassified to Interest expense on our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings. In the next twelve months, we estimate that $4.9 million will be reclassified from Accumulated other comprehensive income and recorded as a decrease to Interest expense.

We characterize the realized and unrealized gain or loss related to derivative financial instruments designated as cash flow hedges as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Unrealized (loss) gain recognized in Accumulated other comprehensive income (loss) on derivative financial instruments	$(1,698)	$9,375
Gain reclassified from Accumulated other comprehensive income to Interest expense	$1,969	$3,679
Total interest expense and other finance expense presented on the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$19,956	$21,582

NOTE 8 - EQUITY

Common Stock

The Company is authorized to issue up to 500,000,000 shares of common stock, $0.01 par value per share (“Common Stock”). Each outstanding share of our Common Stock entitles the holder to one vote on all matters submitted to a vote of stockholders, including the election of directors and, except as may be provided with respect to any other class or series of stock, the holders of such shares possess the exclusive voting power.

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

Changes in Common Stock during the three months ended March 31, 2025 and 2024 were as follows:

	2025	2024
Beginning shares of Common Stock outstanding	108,435,663	107,593,373
Common Unit redemptions	2,923,797	—
Grants under the Equity Plan (as defined below in Note 12 - Equity-Based Compensation)	1,253,885	1,055,544
Performance and time-based share forfeitures	(152,429)	(323,930)
Shares acquired for employee withholding requirements	(239,148)	(126,846)
Ending shares of Common Stock outstanding	112,221,768	108,198,141

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.01 par value per share, of which 89,600,000 is currently undesignated, 6,400,000 shares have been designated as 6.25% Series E Cumulative Redeemable Preferred Stock (the “Series E Preferred Stock”) and 4,000,000 shares have been designated as 5.875% Series F Cumulative Redeemable Preferred Stock (the “Series F Preferred Stock”).

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

2025 Share Repurchase Program

On April 29, 2025, our Board of Directors authorized the repurchase of up to $50.0 million of our Common Stock (the “2025 Share Repurchase Program”). Repurchases may be made from time to time at management’s discretion, at prices management considers to be attractive, through open market purchases, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable legal requirements. We have no obligation to repurchase any shares under the program, and the timing, actual number and value of the shares that are repurchased, if any, are at the discretion of management. The 2025 Share Repurchase Program does not have an expiration date. Currently, $50.0 million remains available for repurchases under the 2025 Share Repurchase Program.

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

During the three months ended March 31, 2025, 2.9 million Common Units were converted to shares of our Common Stock. The conversion was recorded based on the average value per Common Unit on the original issuance dates. NewcrestImage and other unaffiliated third parties collectively owned 13,009,276 and 15,933,073 of Common Units at March 31, 2025 and December 31, 2024, respectively, which represents approximately 10% and 13% of the outstanding Common Units.

We classify outstanding Common Units held by unaffiliated third parties as Non-controlling interests, a component of equity on our Condensed Consolidated Balance Sheets. The portion of net income (loss) allocated to these Common Units is included on the Company’s Condensed Consolidated Statements of Operations as Net income (loss) attributable to non-controlling interests.

Non-controlling Interests in Consolidated Joint Ventures

At March 31, 2025, the Company is a partner with a majority equity interest in the three joint ventures described below, which are consolidated on our Condensed Consolidated Financial Statements. The portion of net income (loss) allocated to these non-controlling interests is included on the Company’s Condensed Consolidated Statements of Operations as Income attributable to non-controlling interests.

GIC Joint Venture

In July 2019, the Company entered into the GIC Joint Venture to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the GIC Joint Venture and has historically and in the future intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the GIC Joint Venture and has the potential to earn incentive fees based on the GIC Joint Venture achieving certain return thresholds. At March 31, 2025, the GIC Joint Venture owns 41 lodging properties containing 5,734 guestrooms in 11 states.

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

Onera Joint Venture

In October 2022, the Company entered into a joint venture with Onera (the “Onera Joint Venture”), developers of alternative accommodation properties, with the acquisition of a 90% equity interest in the Onera Joint Venture for $5.2 million in cash, plus additional contingent consideration of $1.8 million paid in September 2023. The $1.8 million contingent consideration paid represents our 90% pro rata share of the maximum increase in value of the property of $2.0 million as a result of the property outperforming a pre-established threshold over a twelve-month period after the closing of the transaction. The Company serves as the managing member of the Onera Joint Venture.

The Onera Joint Venture owns a 100% fee simple interest in real property and improvements located in Fredericksburg, TX. The property currently consists of a 12-unit glamping property and a 6.4-acre parcel of land. The Onera Joint Venture is currently developing phase two of the property. The Onera Joint Venture has incurred $10.6 million of costs related to the development of phase two of the property, including $3.0 million incurred during the three months ended March 31, 2025. The development costs are recorded as Investment in lodging property under development on our Condensed Consolidated Balance Sheet at March 31, 2025.

Redeemable Non-controlling Interests

In connection with the NCI Transaction, Summit Hotel GP, LLC, a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership, on its own behalf as general partner of the Operating Partnership and on behalf of the limited partners of the Operating Partnership, on January 13, 2022, entered into the Tenth Amendment (the “Tenth Amendment”) to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, to provide for the issuance of up to 2,000,000 Series Z Preferred Units. The Series Z Preferred Units rank on a parity with the Operating Partnership’s 6.25% Series E and 5.875% Series F Preferred Units and holders will receive quarterly distributions at a rate of 5.25% per year. From issuance until the tenth anniversary of their issuance, the Series Z Preferred Units will be redeemable at the holder’s request at any time, or in connection with a change of control of the Company, for cash or shares of the Company’s 5.25% Series Z Cumulative Perpetual Preferred Stock (which will be designated and authorized following receipt of notice of redemption by the holder of the Series Z Preferred Units) at the Company’s election, on a one-for-one basis. After the fifth anniversary of issuance, the Company may redeem the Series Z Preferred Units for cash at a redemption amount of $25 per unit. For a 90-day period immediately following both the tenth and the eleventh anniversaries of their issuance or in connection with a change of control of the Company, the Series Z Preferred Units will be redeemable at the holder’s request for cash at a redemption amount of $25 per unit. In January 2022 and March 2022, in connection with the NCI Transaction, the Operating Partnership issued an aggregate of 2,000,000 Series Z Preferred Units as partial consideration for the purchase. At March 31, 2025, the redeemable Series Z Preferred Units issued in connection with the NCI Transaction are recorded as temporary equity and reflected as Redeemable non-controlling interests on our Condensed Consolidated Balance Sheets.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at March 31, 2025 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$7,906	$—	$7,906
Onera Purchase Option	—	—	931	931

	Fair Value Measurements at December 31, 2024 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$11,573	$—	$11,573
Onera Purchase Option	—	—	931	931

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
(1)The first option exercise date is the date used for estimating the fair value of the purchase option. The Onera Purchase Option became exercisable in September 2024 when construction of the lodging development was complete, and the property was open for business.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Franchise Agreements

All of our lodging properties (with the exception of the Onera Joint Venture property and the Nordic Lodge - Steamboat Springs, CO) operate under franchise agreements with major hotel franchisors. The initial terms of our franchise agreements generally range from 10 to 30 years with various extension provisions. Each franchisor receives franchise fees ranging from 3% to 6% of each lodging property’s room revenue, and some agreements require that we pay marketing fees of up to 4% of room revenue. In addition, some of these franchise agreements require that we deposit into a reserve fund for capital expenditures up to 5% of the lodging property's gross room revenue to ensure that we comply with the franchisor's standards and requirements. We also pay fees to our franchisors for services related to reservation and information systems. We expensed fees related to our franchise agreements of $13.8 million and $13.4 million for the three months ended March 31, 2025 and 2024, respectively.

Management Agreements

Our lodging properties operate pursuant to management agreements with various professional third-party management companies. The remaining terms of our management agreements range from month-to-month to 12 years and have various extension provisions. Each management company receives a base management fee, which is a percentage of total lodging property revenues. In addition, our lodging property management agreements generally provide that the lodging property manager can earn an incentive fee for hotel-level Earnings Before Interest, Taxes, Depreciation and Amortization over certain thresholds of a required investment return. In some cases, there are also monthly fees for certain services, such as accounting and shared services, based on the number of guestrooms. Generally, there are also incentive fees payable to our property managers based on attaining certain financial thresholds at lodging properties under their management. Management fee expenses were $4.5 million and $4.9 million for the three months ended March 31, 2025 and 2024, respectively.

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

Stock options granted may be either incentive stock options or non-qualified stock options. Vesting terms may vary with each grant. At March 31, 2025, we only have outstanding restricted stock awards. All of our outstanding equity-based awards are classified as equity awards.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock award activity under our Equity Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2024	1,152,823	$7.28	$7,897
Granted	677,410	6.63
Vested	(398,973)	8.15
Forfeited	(391)	6.63
Non-vested at March 31, 2025	1,430,869	$6.73	$7,741

The awards vest over a three-year period based on continuous service (25% on the first and second anniversary of the grant date and 50% on the third anniversary of the grant date).

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

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under the Equity Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2024	1,239,748	$9.53	$8,492
Granted	576,475	7.66
Vested	(154,397)	12.26
Forfeited	(152,038)	12.26
Non-vested at March 31, 2025	1,509,788	$8.26	$8,168

(1)    The amounts included in this column represent the expected future value of the performance-based restricted stock awards calculated using the Monte Carlo simulation valuation model.

Our performance-based restricted stock awards are market-based awards and are accounted for based on the fair value of our Common Stock on the grant date. The fair value of the performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model. These awards generally vest over a three-year period based on our total shareholder return relative to the total shareholder return of certain companies within the Dow Jones U.S. Hotels Index (or in the event such index is discontinued, or its methodology significantly changed, a comparable index selected by the Compensation Committee of the Board of Directors) at the end of the period or upon a change in control. The awards require continued service during the measurement period, except in the case of certain terminations of employment or in the case of a change in control and are subject to the other conditions described in the Equity Plan or award document.

The number of shares the executive officers may earn under these awards range from zero shares to twice the number of shares granted based on our percentile ranking within the Index at the end of the performance period. In addition, a portion of the performance-based shares may be earned based on the Company's absolute total shareholder return calculated during the performance period.

The holders of these performance-based restricted stock awards have the right to vote their unvested restricted shares of Common Stock, and any dividends declared accrue and will be subject to the same vesting conditions as the performance awards. Further, if additional shares are earned based on our percentile ranking within the index, dividends will be paid as if the additional shares had been held throughout the entire performance period.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate general and administrative expenses on the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Time-based restricted stock	$928	$870
Performance-based restricted stock	988	978
	$1,916	$1,848

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to forfeitures of time-based restricted stock.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $16.5 million at March 31, 2025 and will be recorded as follows (in thousands):

	Total	2025	2026	2027	2028
Time-based restricted stock	$8,422	$3,050	$3,206	$1,904	$262
Performance-based restricted stock	8,077	3,125	2,982	1,697	273
	$16,499	$6,175	$6,188	$3,601	$535

NOTE 13 - INCOME TAXES

We have elected to be taxed as a REIT. As a REIT, we are generally not subject to corporate-level income taxes on taxable income we distribute to our stockholders.

Income related to our TRS Lessees is subject to federal, state and local taxes at applicable corporate tax rates. Our consolidated tax provision includes the income tax provision related to the operations of the TRS Lessees as well as state and local income taxes related to the Operating Partnership. For the three months ended March 31, 2025, we have utilized the discrete effective tax rate method under ASC No. 740, Income Taxes—Interim Reporting to calculate our interim income tax provision. We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to ordinary income (loss) for the reporting period.

We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. Certain of our TRS Lessees have incurred operating losses in the past and the realizability of certain of our deferred tax assets as of March 31, 2025 is not reasonably assured. Therefore, we have recorded a valuation allowance of $2.7 million against a portion of our deferred tax assets at March 31, 2025. We may reverse the valuation allowance in the future as additional evidence becomes available to support the realizability of the deferred tax assets.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. In general, we are not subject to tax examinations by tax authorities for years before 2021. In the normal course of business, we are subject to examination by federal, state, and local jurisdictions where applicable. We had no unrecognized tax benefits at March 31, 2025. We expect no significant increase or decrease in unrecognized tax benefits due to changes in tax positions within the next year.

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

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash payments for interest	$20,327	$24,142
Accrued improvements to lodging properties	$8,797	$8,685
Cash payments for income taxes, net of refunds	$13	$41
Accrued and unpaid dividends on unvested performance-based restricted stock	$401	$213

NOTE 15 - SEGMENT INFORMATION

We have investments in lodging properties located in 25 states of the USA. Our lodging properties derive revenue primarily from guestroom sales, food and beverage sales, and revenues from other lodging services and amenities. Our President and Chief Executive Officer, who serves as our Chief Operating Decision Maker (“CODM”), evaluates the performance, makes capital allocation decisions, and manages the overall operating and investing strategy of each hotel individually. As such, we consider each lodging property to be an operating segment. Each of our properties has similar economic characteristics and risks, facilities, and services and distribute their products and services in the same manner through third-party management companies. Therefore, all of our lodging properties are aggregated into a single reportable segment. The accounting policies of the lodging property segment are the same as those described in “Note 2 - Basis of Presentation and Significant Accounting Policies” to the Condensed Consolidated Financial Statements. Our measure of segment assets is total assets as reported on our Condensed Consolidated Balance Sheets.

On a regular basis, the segment's performance is assessed, and decisions are made related to the allocation of resources primarily based on lodging property earnings before interest, taxes, depreciation and amortization (“Hotel EBITDA”) by comparing Hotel EBITDA results to budgets and forecasts, prior period results, and industry or peer group benchmarks. Additionally, the CODM considers other performance metrics such as total revenue, revenue per available room (“RevPAR”), average daily rate (“ADR”), occupancy, and hotel gross operating profit to assess operating performance.

Lodging revenues and Hotel EBITDA, including significant lodging expenses for our single reportable operating segment, is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Lodging property revenues:
Room	$163,731	$167,431
Food and beverage	10,990	10,833
Other	9,757	9,878
Total revenues	184,478	188,142

Lodging property expenses:
Room	36,132	35,973
Sales and marketing	23,750	23,503
Administrative and general	14,495	14,449
Property taxes, insurance and other	13,311	14,285
Food and beverage	7,991	8,202
Property operations & maintenance	7,821	7,630
Utility costs	7,038	6,632
Management fees	4,495	4,897
Other lodging property expenses	3,818	4,047
Total lodging property expenses	118,851	119,618
Hotel EBITDA	$65,627	$68,524

A reconciliation of Income from continuing operations before income taxes as shown on our Condensed Consolidated Statements of Operations to Hotel EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Income from continuing operations before income taxes	$1,377	$3,050
Adjusted for:
Depreciation and amortization	37,230	36,799
Corporate general and administrative	8,571	8,311
Gain on disposal of assets, net	(1)	(75)
Interest expense	19,956	21,582
Interest income	(276)	(458)
Other income, net	(1,230)	(685)
Hotel EBITDA	$65,627	$68,524

NOTE 16 - SUBSEQUENT EVENTS

Dividends

On April 24, 2025, our Board of Directors declared quarterly cash dividends and distributions of $0.08 per share on our Common Stock and per Common Unit of the Operating Partnership and cash dividends of $0.390625 per share of 6.25% Series E Preferred Stock and $0.3671875 per share of 5.875% Series F Preferred Stock. The Board of Directors also declared on behalf of the Operating Partnership, a cash distribution of $0.328125 per share of the Operating Partnership's unregistered 5.25% Series Z Cumulative Perpetual Preferred Units. The dividends and distributions are payable on May 30, 2025 to holders of record as of May 16, 2025.

2025 Share Repurchase Program

On April 29, 2025, our Board of Directors authorized the repurchase of up to $50.0 million of our Common Stock. Repurchases may be made from time to time at management’s discretion at prices management considers to be attractive through open market purchases, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable legal requirements. We have no obligation to repurchase additional shares, and the timing, actual number and value of the shares that are repurchased, if any, will be at the discretion of management and will depend on a number of factors, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity and other factors deemed appropriate. Repurchases may be suspended, terminated or modified at any time for any reason and the share repurchase program does not have an expiration date. Any repurchased shares will be retired and returned to the status of authorized but unissued shares of the Company.

PART I - FINANCIAL INFORMATION

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2024, and our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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
•changes in federal or state regulations or policies, such as the effect of significantly increased tariffs or retaliatory responses to increased tariffs, that could affect our business;
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
•potential changes in operations, including as a result of new regulations or changes in brand standards;
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
•our ability to successfully execute our share repurchase program or implement future share repurchase programs; and
•the other factors discussed under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Overview

Summit Hotel Properties, Inc. is a self-managed lodging property investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. Our lodging properties are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership, Summit Hotel OP, LP (the “Operating Partnership”). Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At March 31, 2025, we owned, directly and indirectly, approximately 90% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding 6.25% Series E and 5.875% Series F preferred units of limited partnership interest. NewcrestImage Holdings, LLC and NewcrestImage Holdings II, LLC own all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units of the Operating Partnership (“Series Z Preferred Units”), which was issued as part of the NCI Transaction (as defined in “Note 5 -Debt” to the accompanying Condensed Consolidated Financial Statements). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as “Preferred Units.”

At March 31, 2025, our portfolio consisted of 97 lodging properties with a total of 14,555 guestrooms located in 25 states of the United States of America. We own our lodging properties in fee simple, except for seven lodging properties which are subject to ground leases or subleases. As of March 31, 2025, we own 100% of the outstanding equity interests in 53 of the 97 lodging properties. We own a 51% controlling interest in 41 lodging properties through a joint venture that was formed in July 2019 with USFI G-Peak, Ltd. (“GIC”), a private limited company incorporated in the Republic of Singapore (the “GIC Joint Venture”). We also own 90% equity interests in two separate joint ventures (the “Brickell Joint Venture” and the “Onera Joint Venture”). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

Our hotel properties primarily operate under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”) and InterContinental® Hotels Group (“IHG”). We also own two independent lodging properties.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our short taxable year ended December 31, 2011. To qualify as a REIT, we cannot operate or manage our lodging properties. Accordingly, all of our lodging properties are leased to our taxable REIT subsidiaries (“TRS Lessees” or “TRSs”). All of our lodging properties are operated pursuant to lodging property management agreements between our TRS Lessees and professional, third-party lodging property management companies that are not affiliated with us as follows:

Management Company	Number of Properties	Number of Guestrooms
Affiliates of Aimbridge Hospitality, LLC	50	7,525
OTO Development, LLC	11	1,559
Affiliates of Magna Hospitality Group, L.C.	10	1,619
Stonebridge Realty Advisors, Inc. and affiliates	7	1,042
Crestline Hotels & Resorts, LLC	7	928
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	4	563
White Lodging Services Corporation	2	453
Hersha Hospitality Management	2	338
Concord Hospitality Enterprises Company, LLC	2	264
InterContinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Blink Data Services, LLC	1	12
Total	97	14,555

Our typical lodging property management agreement requires us to pay a base fee to our lodging property manager calculated as a percentage of lodging property revenues. In addition, our typical lodging property management agreements generally provide that the lodging property manager can earn an incentive fee for hotel-level Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) over certain thresholds of a required investment return to us. Our TRS Lessees may employ other lodging property managers in the future. We currently do not have any ownership or economic interest in any of the lodging property management companies engaged by our TRS Lessees. However, we have a purchase option to acquire a 10% to 15% equity interest in the entity that owns the Onera brand, which is an affiliate of Blink Data Services, LLC, if we reach certain investment thresholds in Onera-branded properties.

Our revenues are derived from lodging property operations and consist of room revenue, food and beverage revenue and other lodging property operations revenue. Revenues from our other lodging property operations consist of ancillary revenues related to parking, cancellation fees, meeting rooms and other guest services provided at certain of our lodging properties.

Recent Developments

On April 29, 2025, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock (the “2025 Share Repurchase Program”). Repurchases may be made from time to time at management’s discretion, at prices management considers to be attractive, through open market purchases, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act, and other applicable legal requirements. We have no obligation to repurchase any shares under the program, and the timing, actual number and value of the shares that are repurchased, if any, are at the discretion of management. The 2025 Share Repurchase Program does not have an expiration date. Currently, $50.0 million remains available for repurchases under the 2025 Share Repurchase Program.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of demand, and therefore lodging revenues, include changes in gross domestic product, corporate profits, capital investments, employment, and consumer and corporate sentiment. From a cost perspective, elevated inflation increased the cost of salaries, wages, supplies, material, freight, insurance and energy in recent years. A portion of these costs were partially offset by increases in average rates for lodging properties. Expense growth has moderated to a pace consistent with historical long-term inflation rates; however, certain costs remain above historical levels and could be further affected by recent tariff activity.

During the three months ended March 31, 2025, we experienced modest same-store revenue growth resulting from stable group travel and business transient demand which offset a reduction in government-related travel as well as inbound international travel. Changes in U.S. financial policies, including recently announced tariffs, have created uncertainty and volatility in the financial markets, which has had a negative effect on consumer and corporate sentiment. This could result in a reduction in near-term lodging demand. The long-term outlook for the industry remains favorable as forecasted room night demand growth and increases in average daily rate, coupled with minimal supply growth, are expected to drive industry RevPAR growth over the next several years.

Our Lodging Property Portfolio

According to current chain scales as defined by Smith Travel Research, Inc. (“STR”), as of March 31, 2025, six of our lodging properties with a total of 953 guestrooms are categorized as Upper-upscale hotels, 74 of our lodging properties with a total of 11,295 guestrooms are categorized as Upscale hotels and 15 of our lodging properties with a total of 2,248 guestrooms are categorized as Upper-midscale hotels. We have one lodging asset that is a 12-unit glamping property and one 47-unit independent lodging property that are not categorized by STR. Lodging property information at March 31, 2025 is as follows:

Franchise/Brand	Number of Lodging Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	16	2,847
Residence Inn by Marriott	16	2,256
AC Hotel by Marriott	6	1,026
SpringHill Suites by Marriott	6	775
TownePlace Suites	2	225
Marriott	1	165
Fairfield Inn & Suites by Marriott	1	140
Element by Marriott	1	108
Total Marriott	49	7,542
Hilton
Hampton Inn & Suites	9	1,412
Hilton Garden Inn	8	1,224
Homewood Suites	3	369
Embassy Suites	2	346
Canopy Hotel	2	326
DoubleTree by Hilton	1	210
Total Hilton	25	3,887
Hyatt
Hyatt Place	13	1,893
Hyatt House	3	466
Total Hyatt	16	2,359
IHG
Holiday Inn Express & Suites	3	471
Staybridge Suites	1	121
Hotel Indigo	1	116
Total IHG	5	708
Independent
Nordic Lodge	1	47
Onera	1	12
Total Independent	2	59
Total	97	14,555

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

See “Note 3 - Investments in Lodging Property, net” to the Condensed Consolidated Financial Statements for further information related to lodging property acquisitions and dispositions.

Results of Operations

The comparisons that follow should be reviewed in conjunction with the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2025 with the Three Months Ended March 31, 2024

The following table contains key operating metrics for our portfolio for the three months ended March 31, 2025 compared with the three months ended March 31, 2024 (dollars in thousands, except ADR and RevPAR).

	Three Months Ended March 31,				Quarter-over-Quarter		Quarter-over-Quarter
	2025		2024		Dollar Change		Percentage Change
	Total Portfolio (97 properties)	Same-Store (1) Portfolio (95 properties)	Total Portfolio (99 properties)	Same-Store Portfolio (95 properties)	Total Portfolio (97/99 properties)	Same-Store Portfolio (95 properties)	Total Portfolio (97/99 properties)	Same-Store Portfolio (95 properties)
Revenues:
Room	$163,731	$160,859	$167,431	$160,248	$(3,700)	$611	(2.2)%	0.4%
Food and beverage	10,990	10,820	10,833	10,615	157	205	1.4%	1.9%
Other	9,757	9,660	9,878	9,556	(121)	104	(1.2)%	1.1%
Total	$184,478	$181,339	$188,142	$180,419	$(3,664)	$920	(1.9)%	0.5%

Expenses:
Room	$36,132	$35,232	$35,973	$34,541	$159	$691	0.4%	2.0%
Food and beverage	7,991	7,820	8,202	8,018	(211)	(198)	(2.6)%	(2.5)%
Other lodging property operating expenses	56,922	55,663	56,261	54,070	661	1,593	1.2%	2.9%
Total	$101,045	$98,715	$100,436	$96,629	$609	$2,086	0.6%	2.2%

Operational Statistics:
Occupancy	72.2%	72.5%	71.8%	72.0%	n/a	n/a	0.7%	0.8%
ADR	$173.06	$174.03	$172.70	$172.77	$0.36	$1.26	0.2%	0.7%
RevPAR	$124.99	$126.26	$123.92	$124.41	$1.07	$1.85	0.9%	1.5%

(1)    Same-store information includes operating results for 95 hotels owned by the Company as of January 1, 2024, and at all times during the three months ended March 31, 2025, and 2024.

The portfolio information above for the three months ended March 31, 2025 and 2024 reflects operating results for various portions of each period for certain lodging properties as a result of the acquisition and sales of lodging properties. The following table details how the acquisition and disposition transactions affect each reporting period:

Portion of Operating Results Included
For the Three Months Ended
	Transaction	March 31,
	Date	2025	2024
Sold Properties:		(Total Portfolio)
Four Points by Marriott - San Francisco (Airport), CA	October 2024	None	Full Period
Courtyard by Marriott and SpringHill Suites - New Orleans, LA	April 2024	None	Full Period
Hilton Garden Inn - College Station, TX	April 2024	None	Full Period
Hyatt Place - Dallas (Plano), TX	February 2024	None	Partial Period

Acquired Properties:
Hampton Inn - Revere (Boston), MA	December 2024	Full Period	None
Hilton Garden Inn - Tysons Corner (Vienna), WA	December 2024	Full Period	None

Changes from the three months ended March 31, 2025 compared with the three months ended March 31, 2024 were due to the following:

•Revenues and RevPAR. Room revenues for our total portfolio during the first quarter of 2025 compared with the first quarter of 2024 decreased by $3.7 million as a result of a $4.3 million decrease in room revenues due to the net effect of the sale of five lodging properties during the year ended December 31, 2024 (the "2024 Sold Properties") and the acquisition of two lodging properties during the year ended December 31, 2024 (the "2024 Acquired Properties"), partially offset by a $0.6 million increase in same-store revenues driven by stable business transient and group demand, which mitigated the effect of the reduced government-related and inbound international travel.

Occupancy increased by 0.7% and ADR increased by 0.2% for the total portfolio during the first quarter of 2025, which resulted in a 0.9% increase in RevPAR. The increase in RevPAR was primarily due to net effect of the sale of the 2024 Sold Properties that had lower nominal RevPAR and the acquisition of the 2024 Acquired Properties that had higher nominal RevPAR.

On a same store basis, we experienced an increase of 0.8% in occupancy and a 0.7% increase in ADR during the first quarter of 2025. This resulted in an increase in same-store RevPAR of 1.5% for the first quarter of 2025 compared with the first quarter of 2024.

•Room Expenses. Room expenses for our total portfolio for the first quarter of 2025 compared with the first quarter of 2024 increased $0.2 million as a result of a $0.7 million increase in same-store room expenses primarily driven by an increase of 0.8% in same-store occupancy, offset by a net $0.5 million decrease in room expenses due to the net effect of the sale of the 2024 Sold Properties and the acquisition of the 2024 Acquired Properties.

•Food and Beverage Revenues and Expenses. Total portfolio food and beverage revenues increased $0.2 million for the first quarter of 2025 compared with the first quarter of 2024 due to a $0.2 million increase in same-store food and beverage revenues as a result of a 0.8% increase in occupancy. Total portfolio food and beverage expenses decreased by $0.2 million primarily as a result of a $0.2 million decrease in same-store food and beverage expenses due to the modification of various breakfast programs and the benefit from certain special events during the three months ended March 31, 2025 that resulted in a modest reduction in food and beverage expenses of 2.6% compared to the same period of the prior year.

•Other Lodging Property Operating Revenues and Expenses. Other lodging property and operating revenues for our total portfolio during the first quarter of 2025 compared with the first quarter of 2024 decreased $0.1 million as a result of a $0.2 million decline in other lodging property operating revenues due to the net effect of the sale of the 2024 Sold Properties and the acquisition of the 2024 Acquired Properties, partially offset by a $0.1 million increase in same-store other lodging property operating revenues driven by an increase in parking and resort fees.

The $0.7 million increase in other lodging property operating expenses for the total portfolio for the three months ended March 31, 2025 in comparison with the three months ended March 31, 2024 was attributable to a $1.6 million increase in same-store other lodging property operating expenses. This increase was driven by labor costs, sales and marketing costs, and utilities. These increases were partially offset by a $0.9 million decrease in other lodging property operating expenses due to the net effect of the sale of the 2024 Sold Properties and the acquisition of the 2024 Acquisition Properties.

The following table includes other consolidated income and expenses for the three months ended March 31, 2025 compared with the three months ended March 31, 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percentage Change
Property taxes, insurance and other	$13,311	$14,285	$(974)	(6.8)%
Management fees	4,495	4,897	(402)	(8.2)%
Depreciation and amortization	37,230	36,799	431	1.2%
Corporate general and administrative	8,571	8,311	260	3.1%
Gain on disposal of assets, net	1	75	(74)	nm¹
Interest expense	19,956	21,582	(1,626)	(7.5)%
Interest income	276	458	(182)	(39.7)%
Other income, net	1,230	685	545	79.6%
Income tax expense	754	217	537	nm¹

¹ Not meaningful.

Changes from the three months ended March 31, 2025 compared with the three months ended March 31, 2024 were due to the following:

•Property Taxes, Insurance and Other. The decrease in Property taxes, insurance and other during the three months ended March 31, 2025 is primarily the result of lower property taxes of approximately $0.2 million due to the net effect of the sale of the 2024 Sold Properties and the acquisition of the 2024 Acquired Properties, an increase in property tax refunds of $0.3 million as a result of successful appeal efforts to reduce property tax assessments, combined with a $0.4 million decrease in insurance costs.

•Management Fees. Management fees decreased during the three months ended March 31, 2025 by $0.4 million as a result of lower revenues for the period primarily due to the net effect of the sale of the 2024 Sold Properties and the acquisition of the 2024 Acquired Properties.

•Depreciation and Amortization. Depreciation and amortization increased by $0.4 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase of $1.2 million as a result of the net effect of the sale of the 2024 Sold Properties and the acquisition of the 2024 Acquired Properties, partially offset by a $0.8 million decrease in same-store depreciation and amortization, as the reduction from fully depreciated assets exceeded the depreciation of assets placed in service as a result of completed renovations.

•Corporate General and Administrative. Corporate general and administrative expenses increased by $0.3 million during the three months ended March 31, 2025 primarily due to an increase in corporate employee-related costs.

•Interest Expense. Interest expense decreased by $1.6 million during the three months ended March 31, 2025 primarily due to lower average interest rates coupled with a decrease in our average outstanding debt for the current period compared with the three months ended March 31, 2024.

•Interest Income. Interest income decreased by $0.2 million during the three months ended March 31, 2025 primarily due to non-cash interest income related to the amortization of the Onera Purchase Option recorded during the three months ended March 31, 2024, which was fully amortized in September 2024.

•Other Income, net. Other income, net for the three months ended March 31, 2025 consists primarily of $0.7 million of third-party tenant income, the realization of approximately $0.7 million of tax rebates related to the NCI Transaction during the period, partially offset by a net casualty loss of $0.3 million.

Other income, net for the three months ended March 31, 2024 consists primarily of $0.6 million of third-party tenant income, the realization of approximately $0.4 million of tax rebates related to the NCI Transaction during the period, and net casualty income of $0.3 million, partially offset by debt transaction costs of $0.6 million related to the replacement of a term loan during the first quarter of 2024.

•Income Tax Expense. The Company recorded a $0.8 million income tax expense during the three months ended March 31, 2025, which represents an increase of $0.5 million when compared with the same period in the previous year. Income tax expense varies based on changes in our forecasted effective tax rate over the course of the year and variability in quarterly net income (loss).

Non-GAAP Financial Measures

We disclose certain “non-GAAP financial measures,” which are measures of our historical financial performance. Non-GAAP financial measures are financial measures not prescribed by Generally Accepted Accounting Principles (“GAAP”). These measures are as follows: (i) Funds From Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”), (ii) Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate (“EBITDAre”) and Adjusted EBITDAre (as described below). We caution investors that amounts presented in accordance with our definitions of non-GAAP financial measures may not be comparable to similar measures disclosed by other companies, since not all companies calculate these non-GAAP financial measures in the same manner. Our non-GAAP financial measures should be considered along with, but not as alternatives to, net income (loss) as a measure of our operating performance. Our non-GAAP financial measures may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, debt service obligations and other commitments and uncertainties. Although we believe that our non-GAAP financial measures can enhance the understanding of our financial condition and results of operations, these non-GAAP financial measures are not necessarily better indicators of any trend as compared to a comparable measure prescribed by GAAP such as net income (loss).

FFO and AFFO

As defined by the National Association of Real Estate Investment Trusts (“Nareit”), FFO represents net income or loss (computed in accordance with GAAP), excluding preferred dividends, gains (or losses) from sales of real property, impairment losses on real estate assets, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization related to real estate assets, and adjustments for unconsolidated partnerships, and joint ventures. AFFO represents FFO excluding amortization of deferred financing costs, franchise fees, equity-based compensation expense, debt transaction costs, premiums on redemption of preferred shares, losses from net casualties, non-cash lease expense, non-cash interest income and non-cash income tax related adjustments to our deferred tax assets. Unless otherwise indicated, we present FFO and AFFO applicable to our Common Stock and Common Units. We present FFO and AFFO because we consider FFO and AFFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and AFFO when reporting their results. FFO and AFFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and AFFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and AFFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our computation of FFO differs slightly from the computation of Nareit-defined FFO related to the reporting of corporate depreciation and amortization expense, which is de minimis. Our computation of FFO may also differ from the methodology for calculating FFO used by other equity REITs and, accordingly, may not be comparable to such other REITs. FFO and AFFO should not be considered as alternatives to net income (loss) (computed in accordance with GAAP), as an indicator of our liquidity, nor are they indicative of funds available to meet our cash needs, including our ability to pay dividends or make distributions. Where indicated in this Quarterly Report on Form 10-Q, FFO is based on our computation of FFO and not the computation of Nareit-defined FFO unless otherwise noted.

The following is an unaudited reconciliation of our Net income, determined in accordance with GAAP, to FFO and AFFO (in thousands, except per share/unit amounts):

	Three Months Ended March 31,
	2025	2024
Net income	$623	$2,833
Preferred dividends	(3,970)	(3,970)
Distributions to and accretion of redeemable non-controlling interests	(657)	(657)
Income related to non-controlling interests in consolidated joint ventures	(1,283)	(638)
Net loss applicable to common shares and Common Units	(5,287)	(2,432)
Real estate-related depreciation	36,663	35,603
Gain on disposal of assets and other dispositions, net	(1)	(75)
FFO adjustments related to non-controlling interests in consolidated joint ventures	(8,179)	(7,608)
FFO applicable to common shares and Common Units	23,196	25,488
Amortization of deferred financing costs	1,673	1,619
Amortization of franchise fees	175	164
Amortization of intangible assets, net	262	911
Equity-based compensation	1,916	1,848
Debt transaction costs	—	564
Non-cash interest income	—	(133)
Non-cash lease expense, net	133	73
Casualty losses (gains), net	294	(274)
Deferred tax expense (benefit)	325	(3)
Non-cash state taxes and other, net	—	312
AFFO adjustments related to non-controlling interests in consolidated joint ventures	(615)	(573)
AFFO applicable to common shares and Common Units	$27,359	$29,996
FFO per share of common share/Common Unit	$0.19	$0.21
AFFO per common share/Common Unit	$0.22	$0.24

Weighted-average diluted common shares/Common Units	124,636	122,599
The following is an unaudited reconciliation of weighted-average diluted shares of Common Stock to non-GAAP weighted-average diluted shares of Common Shares and Common Units for FFO and AFFO (in thousands):

	Three Months Ended March 31,
	2025	2024
Weighted average common shares outstanding - diluted	108,008	105,720
Adjusted for:
Non-GAAP adjustment for restricted stock awards (1)	2,573	928
Non-GAAP adjustment for dilutive effects of Common Units (2)	14,055	15,951
Non-GAAP weighted diluted share of common stock and Common Units (3)	124,636	122,599

(1)    The weighted-average diluted shares of Common Stock and Common Units used to calculate FFO and AFFO per share of Common Stock and Common Units for the three months ended March 31, 2025 and 2024 includes the dilutive effect of our outstanding restricted stock awards. These shares were excluded from our weighted-average shares outstanding used to calculate net loss per share because they would have been antidilutive.

(2)    The Company includes the outstanding OP units issued by Summit Hotel OP, LP, the Company’s operating partnership, held by limited partners other than the Company because the OP units are redeemable for cash or, at the Company’s option, shares of the Company’s common stock on a one-for-one basis.

(3)    The weighted-average shares of Common Stock and Common Units used to calculate FFO and AFFO per share of Common Stock and Common Unit for the three months ended March 31, 2025 and 2024 exclude the potential dilution related to our Convertible Notes as we intend to settle the Convertible Notes at maturity in cash.

AFFO applicable to shares of common stock and Common Units decreased by $2.6 million for the three months ended March 31, 2025 compared with the three months ended March 31, 2024 due to a decrease in hotel EBITDA from the net effect of the sale of the 2024 Sold Properties and the acquisition of the 2024 Acquired Properties, partially offset by modest growth in same-store RevPAR and hotel EBITDA and lower interest expense.

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

We make additional adjustments to EBITDAre when evaluating our performance, such as adjustments related to the provision for credit losses, because we believe that the exclusion of certain additional non-recurring or certain non-cash items described below provides useful supplemental information to investors regarding our on-going operating performance. We believe that the presentation of Adjusted EBITDAre, when combined with the primary GAAP presentation of net income, is useful to an investor in evaluating our operating performance because it provides investors with an indication of our ability to incur and service debt, to satisfy general operating expenses, to make capital expenditures and to fund other cash needs or reinvest cash into our business. We also believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our asset base (primarily depreciation and amortization) from our operating results.

The following is an unaudited reconciliation of our Net income, determined in accordance with GAAP, to EBITDA, EBITDAre and Adjusted EBITDAre, (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$623	$2,833
Depreciation and amortization	37,230	36,799
Interest expense	19,956	21,582
Interest income on cash deposits	(113)	(157)
Income tax expense	754	217
EBITDA	58,450	61,274
Gain on disposal of assets and other dispositions, net	(1)	(75)
EBITDAre	58,449	61,199
Amortization of key money liabilities	(129)	(121)
Equity-based compensation	1,916	1,848
Debt transaction costs	—	564
Non-cash interest income	—	(133)
Non-cash lease expense, net	133	73
Casualty losses (gains), net	294	(274)
Non-cash state taxes and other, net	—	312
Income related to non-controlling interests in consolidated joint ventures	(1,283)	(638)
Adjustments related to non-controlling interests in consolidated joint ventures	(14,373)	(14,029)
Adjusted EBITDAre	$45,007	$48,801

Adjusted EBITDAre decreased $3.8 million for the three months ended March 31, 2025 in comparison with the three months ended March 31, 2024 due to a decrease in hotel EBITDA from the net effect of the sale of the 2024 Sold Properties and the acquisition of the 2024 Acquired Properties, partially offset by modest growth in same-store RevPAR and hotel EBITDA driven by stable business transient and group demand, which mitigated the effect of reduced government-related and inbound international travel.

Liquidity and Capital Resources

Our short-term cash obligations consist primarily of operating expenses and other expenditures directly associated with our lodging properties, recurring maintenance and capital expenditures necessary to maintain our lodging properties in accordance with internal and brand standards, capital expenditures to improve our lodging properties, interest payments, settlement of interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, our joint venture acquisitions and capital requirements, contractual lease payments, corporate overhead, and dividends and distributions to our stockholders and unitholders when declared and paid. Our corporate overhead primarily consists of employee compensation expenses, professional fees, corporate insurance and rent expenses. Cash requirements for our corporate overhead expenses (excluding non-cash equity-based compensation), which are generally paid from operating cash flows, were $6.7 million and $6.5 million, for the three months ended March 31, 2025 and 2024, respectively. We generally expect our corporate overhead expenses to remain consistent with the level of our operating activities and market conditions for goods and services.

Our long-term cash obligations consist primarily of dividends and distributions, scheduled debt payments, including maturing loans, capital required for renovations and other non-recurring capital expenditures that periodically are made with respect to our lodging properties, and lease obligations.

Our sources of cash are primarily from operating cash flows, sales of lodging properties, principal and interest payments from borrowers on notes receivable, and debt financing including available balances on our revolving loans.

The Operating Partnership has $125.0 million of interest rate swaps and the GIC Joint Venture has $300.0 million of interest rate swaps that expire within the next twelve months. If we are unable to replace these expiring interest rate swaps with other financial instruments that will hedge our variable interest rate risk to the same extent, or at all, our interest expense may increase upon expiration of these interest rate swaps.

At March 31, 2025, we have scheduled debt principal payments in the next twelve months totaling $0.9 million in addition to our convertible notes totaling $287.5 million which mature in February 2026, and the City National Bank of Florida loan totaling $45.6 million which matures in June 2025. In March 2025, we closed a $275 million delayed draw term loan (the "$275 Million 2025 Delayed Draw Term Loan") that will be used to refinance a significant portion of our convertible notes upon maturity. The term loan has a delayed draw feature through March 1, 2026, to ensure the funds are available through the maturity date of the convertible notes. We also expect to complete the refinancing of the loan with City National Bank of Florida prior to its maturity.

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

Outstanding Indebtedness

At March 31, 2025, we had $30.0 million in borrowings under our $400 Million Revolver, $200.0 million outstanding on our $200 Million Term Loan, and $200.0 million outstanding on our Regions Bank 2024 Term Loan Facility (each of such credit facilities are defined in “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements). Each of the credit facilities was supported by the 53 lodging properties included in the credit facility borrowing base. We also had $287.5 million of Convertible Notes (as defined in “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements) outstanding.

At March 31, 2025, the GIC Joint Venture had $250.0 million outstanding under the GIC Joint Venture Credit Facility (as defined in “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements), which included borrowings of $125.0 million on its $125 Million Term Loan and $125.0 million on its $125 Million Revolver. The GIC Joint Venture Credit Facility is secured primarily by a first priority pledge of the equity interests in the subsidiaries that own the 15 lodging property borrowing base assets, and the related TRS entities, which wholly own the TRS Lessees. See “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements for additional information.

To complete the NCI Transaction during the first quarter of 2022, the GIC Joint Venture entered into the $410.0 million GIC Joint Venture Term Loan (as defined in “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements) that was originally secured by the 27 lodging properties and two parking garages acquired in the transaction, and assumed a Property Assessed Clean Energy (“PACE”) loan totaling $6.5 million. The outstanding balances of the GIC Venture Term Loan and the PACE loan at March 31, 2025 are $396.0 million and $5.8 million, respectively.

At March 31, 2025, the Brickell Joint Venture has a mortgage loan outstanding totaling $45.6 million related to the acquisition of the dual-branded 264-guestroom AC Hotel by Marriott and Element Hotel in Miami, FL, and the GIC Joint Venture has a mortgage loan outstanding totaling $12.5 million related to the acquisition of the Embassy Suites in Tucson, AZ in December 2021.

For more information concerning our indebtedness, see “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements.

A summary of our debt at March 31, 2025 is as follows (dollars in thousands):

Lender	Interest Rate	Initial Maturity Date	Fully Extended Maturity Date	Number of Encumbered Properties	Principal Amount Outstanding
OPERATING PARTNERSHIP DEBT:
2023 Senior Credit Facility
Bank of America, NA
$400 Million Revolver (1)	6.37% Variable	6/21/2027	6/21/2028	n/a	$30,000
$200 Million Term Loan (1)	6.32% Variable	6/21/2026	6/21/2028	n/a	200,000
Total Senior Credit Facility					230,000

Convertible Notes	1.50% Fixed	2/15/2026	2/15/2026	n/a	287,500

Term Loans
Regions Bank 2024 Term Loan Facility (1)	6.12% Variable	2/26/2027	2/26/2029	n/a	200,000
$275 Million 2025 Delayed Draw Term Loan	6.32% Variable	3/27/2028	3/27/2030	n/a	—
					200,000

Total Operating Partnership Debt					717,500

JOINT VENTURE DEBT:
Brickell Joint Venture Mortgage Loan
City National Bank of Florida	7.33% Variable	6/9/2025	6/9/2025	2	45,590

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver (2)	6.57% Variable	9/15/2027	9/15/2028	n/a	125,000
$125 Million Term Loan (2)	6.52% Variable	9/15/2027	9/15/2028	n/a	125,000
Bank of America, N.A. Term Loan (3)	7.19% Variable	1/13/2026	1/13/2027	n/a	396,037
Wells Fargo	4.99% Fixed	6/6/2028	6/6/2028	1	12,457
PACE loan	6.10% Fixed	7/31/2040	7/31/2040	n/a	5,775
Total GIC Joint Venture Credit Facility and Term Loans				1	664,269
Total Joint Venture Debt				3	709,859
Total Debt				3	$1,427,359

(1) The 2023 Senior Credit Facility and the 2024 Term Loan Facility are supported by a borrowing base of 53 unencumbered hotel properties.
(2) The $125 Million Revolver and the $125 Million Term Loan are secured by pledges of the equity in the entities that own 15 lodging properties and affiliated entities.
(3) The GIC Joint Venture Term Loan is secured by pledges of the equity in the entities that own 25 lodging properties and two parking garages and affiliated entities.

Capital Expenditures

During the three months ended March 31, 2025, we funded $15.7 million in capital expenditures on a consolidated basis. When taking into consideration only our pro rata portion related to our joint ventures, capital expenditures for the three months ended March 31, 2025 were $13.7 million. We anticipate spending approximately $60.0 million to $70.0 million on capital expenditures on a pro rata basis during 2025. We expect to fund these expenditures through a combination of cash flows from operations and borrowings on our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flows

Unaudited cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Net cash provided by operating activities	$25,850	$28,150	$(2,300)
Net cash used in investing activities	(16,872)	(9,986)	(6,886)
Net cash (used in) provided by financing activities	(1,004)	6,419	(7,423)
Net change in cash, cash equivalents and restricted cash	$7,974	$24,583	$(16,609)

Changes from the three months ended March 31, 2025 compared with the three months ended March 31, 2024 were due to the following:

•Net cash provided by operating activities. Cash provided by operating activities for the three months ended March 31, 2025 was the result of net income of $41.9 million, after adjusting for non-cash items such as depreciation and amortization and equity-based compensation, and a net change in working capital of $16.1 million. Cash provided by operating activities for the three months ended March 31, 2024 was the result of net income of $43.5 million, after adjusting for non-cash items such as depreciation and amortization and equity-based compensation, and a net change in working capital of $15.4 million.

•Net cash used in investing activities. Cash used in investing activities for the three months ended March 31, 2025 was primarily due to $18.1 million of renovation and development expenditures, partially offset by the net cash proceeds of $1.2 million related to the sale of an undeveloped land parcel in San Antonio, TX in February 2025.

Cash used in investing activities for the three months ended March 31, 2024 was due to $19.0 million of renovation and development expenditures, partially offset by the net cash proceeds of $9.0 million received during the first quarter of 2024 from the sale of the Hyatt Place - Dallas (Plano), TX.

•Net cash (used in) provided by financing activities. Cash used in financing activities for the three months ended March 31, 2025 was primarily related to scheduled debt principal payments of $0.6 million, the payment of dividends and distributions of approximately $15.0 million, financing costs of approximately $4.2 million related to the $275 Million 2025 Delayed Draw Term Loan, and $1.6 million related to shares acquired for employee withholding requirements, mostly offset by net borrowings on our line of credit of $20.0 million and joint venture contributions of $0.4 million.

Cash provided by financing activities for the three months ended March 31, 2024 was primarily related to net borrowings on our line of credit of $55.0 million, partially offset by the payment of dividends and distributions of approximately $12.0 million, principal payments on term loans of $33.5 million, financing costs of approximately $2.4 million related to the 2024 Term Loan and our $200 Million GIC Joint Venture Credit Facility, and $0.8 million related to shares acquired for employee withholding requirements.

Critical Accounting Policies

For critical accounting policies, see “Note 2 - Basis of Presentation and Significant Accounting Policies” to the accompanying Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business strategies, the primary market risk to which we are exposed is interest rate risk. All of our outstanding loans are now indexed to the Secured Overnight Funding Rate (“SOFR”), and therefore, our primary interest rate exposure is to SOFR. We primarily use derivative financial instruments to manage interest rate risk.

At March 31, 2025, we were party to six interest rate derivative agreements, pursuant to which we received variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

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
 (1) Represents the weighted-average effective interest rate of our current interest rate swaps at March 31, 2025.

At March 31, 2025, after giving effect to our interest rate derivative agreements, $930.7 million, or 65%, of our consolidated debt had fixed interest rates and $496.6 million, or 35%, had variable interest rates. At March 31, 2025, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 71% of our total pro rata indebtedness when taking into consideration interest rate swaps that are currently in effect.

Taking into consideration our existing interest rate swaps, an increase or decrease in interest rates of 1.0% would decrease or increase, respectively, our cash flows by approximately $5.0 million per year. See “Note 7 - Derivative Financial Instruments and Hedging” to the accompanying Condensed Consolidated Financial Statements for additional information.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced a few years ago.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management team evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Item 1A.                                                Risk Factors.

We are updating the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2024 as follows:

There can be no assurance that we will repurchase shares pursuant to our share repurchase program.

In April 2025, our Board of Directors authorized a share repurchase program that allows us to repurchase up to $50.0 million of our outstanding common stock. Our share repurchase program may change from time to time, and we may not repurchase shares in any particular amounts, in amounts consistent with historical practice, or at all. Our repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares and the timing and amount of repurchases, if any, will depend on several factors, including market and business conditions, applicable debt covenants, the timing and amount of cash proceeds from asset dispositions, the timing and amount of any like-kind exchange transactions and other tax-planning matters, the trading price of our common stock, the nature of other investment opportunities, and other factors as our Board of Directors may deem relevant from time to time. Repurchase activity could have a negative effect on our stock price, increase volatility, or fail to enhance stockholder value.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

Not applicable.

Item 5.                                                         Other Information.

During the quarter ended March 31, 2025, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

Item 6.                                                         Exhibits.

The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
10.1
Delayed Draw Term Loan Agreement dated March 27, 2025, among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, various initial lenders, Bank of America, N.A., as administrative agent, Wells Fargo Bank, N.A., as syndication agent, Capital One, National Association, Huntington National Bank, JPMorgan Chase Bank, N.A., Truist Securities, Inc., U.S. Bank National Association and Raymond James Bank, as co-documentation agents, Wells Fargo Securities LLC, BofA Securities, Inc., Capital One, National Association, Huntington National Bank, JPMorgan Chase Bank, N.A., and Truist Securities, Inc., as joint lead arrangers, and Wells Fargo Securities LLC and BofA Securities, Inc., as joint bookrunners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on April 2, 2025).

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: April 30, 2025	By:	/s/ William H. Conkling
William H. Conkling Executive Vice President and Chief Financial Officer (principal financial officer)