Form 10-Q
period 2025-09-30
Summit Hotel Properties, Inc.
filed 2025-11-04
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of October 24, 2025, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 108,803,025.

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2025 (Unaudited) and December 31, 2024	1
	Condensed Consolidated Statements of Operations (Unaudited) — Three and Nine Months Ended September 30, 2025 and 2024	2
	Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited) — Three and Nine Months Ended September 30, 2025 and 2024	3
	Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests (Unaudited) — Three and Nine Months Ended September 30, 2025 and 2024	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended September 30, 2025 and 2024	6
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54

Item 4.	Controls and Procedures	55

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3.	Defaults Upon Senior Securities	56

Item 4.	Mine Safety Disclosures	57

Item 5.	Other Information	57

Item 6.	Exhibits	58

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments in lodging property, net	$2,677,174	$2,746,765
Investment in lodging property under development	—	7,617
Assets held for sale, net	31,548	1,225
Cash and cash equivalents	41,135	40,637
Restricted cash	6,270	7,721
Right-of-use assets, net	32,482	33,309
Trade receivables, net	19,022	18,625
Prepaid expenses and other	14,319	9,580
Deferred charges, net	10,335	6,460
Other assets	16,195	24,291
Total assets	$2,848,480	$2,896,230

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,421,777	$1,396,710
Lease liabilities, net	24,421	24,871
Accounts payable	9,859	7,450
Accrued expenses and other	92,907	82,153
Total liabilities	1,548,964	1,511,184

Commitments and contingencies (Note 11)	—	—

Redeemable non-controlling interests	50,219	50,219
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.25% Series E - 6,400,000 shares issued and outstanding at September 30, 2025 and December 31, 2024 (aggregate liquidation preference of $160,861 at September 30, 2025 and December 31, 2024, respectively)	64	64
5.875% Series F - 4,000,000 shares issued and outstanding at September 30, 2025 and December 31, 2024 (aggregate liquidation preference of $100,506 at September 30, 2025 and December 31, 2024, respectively)	40	40
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 108,803,416 and 108,435,663 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,088	1,084
Additional paid-in capital	1,262,451	1,246,225
Accumulated other comprehensive income	3,036	9,173
Accumulated deficit and distributions in excess of retained earnings	(390,885)	(347,041)
Total stockholders’ equity	875,794	909,545
Non-controlling interests	373,503	425,282
Total equity	1,249,297	1,334,827
Total liabilities, redeemable non-controlling interests and equity	$2,848,480	$2,896,230
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Room	$156,323	$157,408	$490,653	$497,864
Food and beverage	10,017	9,272	32,202	30,174
Other	10,777	10,127	31,657	30,814
Total revenues	177,117	176,807	554,512	558,852

Expenses:
Room	38,958	37,286	114,256	111,303
Food and beverage	8,217	7,289	24,596	23,130
Other lodging property operating expenses	58,575	56,330	174,440	170,061
Property taxes, insurance and other	14,106	13,250	41,123	40,822
Management fees	3,142	2,728	12,048	12,059
Depreciation and amortization	37,634	36,708	112,123	109,965
Corporate general and administrative	7,845	7,473	24,696	24,488
Transaction costs	—	10	—	10
Total expenses	168,477	161,074	503,282	491,838
(Loss) gain on disposal of assets, net	(57)	22	(136)	28,439
Operating income	8,583	15,755	51,094	95,453

Other income (expense):
Interest expense	(20,676)	(20,428)	(61,260)	(62,840)
Interest income	259	450	836	1,473
Gain on extinguishment of debt	—	—	—	3,000
Other (expense) income, net	(278)	999	1,810	3,813
Total other expense, net	(20,695)	(18,979)	(58,614)	(54,554)
(Loss) income from continuing operations before income taxes	(12,112)	(3,224)	(7,520)	40,899
Income tax benefit (expense) (Note 13)	352	(332)	(1,580)	(2,924)
Net (loss) income	(11,760)	(3,556)	(9,100)	37,975
Less - Loss attributable to non-controlling interests	(5,083)	(3,908)	(5,379)	(362)
Net (loss) income attributable to Summit Hotel Properties, Inc. before preferred dividends	(6,677)	352	(3,721)	38,337
Less - Distributions to and accretion of redeemable non-controlling interests	(656)	(656)	(1,970)	(1,970)
Less - Preferred dividends	(3,968)	(3,968)	(11,906)	(11,906)
Net (loss) income attributable to common stockholders	$(11,301)	$(4,272)	$(17,597)	$24,461

(Loss) income per common share:
Basic	$(0.11)	$(0.04)	$(0.17)	$0.23
Diluted	$(0.11)	$(0.04)	$(0.17)	$0.21
Weighted-average common shares outstanding:
Basic	105,889	106,033	107,169	105,891
Diluted	105,889	106,033	107,169	150,003
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(11,760)	$(3,556)	$(9,100)	$37,975
Other comprehensive (loss) income, net of tax:
Changes in fair value of derivative financial instruments	(1,907)	(13,040)	(7,992)	(7,907)
Comprehensive (loss) income	(13,667)	(16,596)	(17,092)	30,068
Comprehensive loss attributable to non-controlling interests	5,626	7,475	6,975	2,261
Comprehensive (loss) income attributable to Summit Hotel Properties, Inc.	(8,041)	(9,121)	(10,117)	32,329
Distributions to and accretion on redeemable non-controlling interests	(656)	(656)	(1,970)	(1,970)
Preferred dividends and distributions	(3,968)	(3,968)	(11,906)	(11,906)
Comprehensive (loss) income attributable to common stockholders	$(12,665)	$(13,745)	$(23,993)	$18,453
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Three Months Ended September 30, 2025 and 2024
(Unaudited)
(In thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit and Distributions	Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2025	$50,219	10,400,000	$104	108,811,508	$1,088	$1,260,433	$4,400	$(370,879)	$895,146	$383,816	$1,278,962
Adjustment of redeemable non-controlling interests to redemption value	656	—	—	—	—	—	—	(656)	(656)	—	(656)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	78	78
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(8,705)	(8,705)	(1,041)	(9,746)
Preferred dividends and distributions	(656)	—	—	—	—	—	—	(3,968)	(3,968)	—	(3,968)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(3,724)	(3,724)
Equity-based compensation	—	—	—	(2,723)	—	2,049	—	—	2,049	—	2,049
Shares of common stock acquired for employee withholding requirements	—	—	—	(5,369)	—	(31)	—	—	(31)	—	(31)
Other comprehensive loss	—	—	—	—	—	—	(1,364)	—	(1,364)	(543)	(1,907)
Net loss	—	—	—	—	—	—	—	(6,677)	(6,677)	(5,083)	(11,760)
Balance at September 30, 2025	$50,219	10,400,000	$104	108,803,416	$1,088	$1,262,451	$3,036	$(390,885)	$875,794	$373,503	$1,249,297

Balance at June 30, 2024	$50,219	10,400,000	$104	108,276,243	$1,083	$1,242,436	$14,432	$(326,108)	$931,947	$427,370	$1,359,317
Adjustment of redeemable non-controlling interests to redemption value	656	—	—	—	—	—	—	(656)	(656)	—	(656)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	134	134
Common stock redemption of common units	—	—	—	5,000	—	47	—	—	47	(47)	—
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(8,667)	(8,667)	(1,275)	(9,942)
Preferred dividends and distributions	(656)	—	—	—	—	—	—	(3,968)	(3,968)	—	(3,968)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(6,862)	(6,862)
Equity-based compensation	—	—	—	172,023	2	1,852	—	—	1,854	—	1,854
Other comprehensive loss	—	—	—	—	—	—	(9,473)	—	(9,473)	(3,567)	(13,040)
Net income (loss)	—	—	—	—	—	—	—	352	352	(3,908)	(3,556)
Balance at September 30, 2024	$50,219	10,400,000	$104	108,453,266	$1,085	$1,244,335	$4,959	$(339,047)	$911,436	$411,845	$1,323,281
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)
(In thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit and Distributions	Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$50,219	10,400,000	$104	108,435,663	$1,084	$1,246,225	$9,173	$(347,041)	$909,545	$425,282	$1,334,827
Adjustment of redeemable non-controlling interests to redemption value	1,970	—	—	—	—	—	—	(1,970)	(1,970)	—	(1,970)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	832	832
Repurchase of common shares	—	—	—	(3,585,179)	(36)	(15,366)	—	—	(15,402)	—	(15,402)
Common stock redemption of common units	—	—	—	2,923,797	29	26,618	259	—	26,906	(26,906)	—
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(26,247)	(26,247)	(3,251)	(29,498)
Preferred dividends and distributions	(1,970)	—	—	—	—	—	—	(11,906)	(11,906)	(150)	(12,056)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(15,329)	(15,329)
Equity-based compensation	—	—	—	1,273,887	13	6,741	—	—	6,754	—	6,754
Shares of common stock acquired for employee withholding requirements	—	—	—	(244,752)	(2)	(1,615)	—	—	(1,617)	—	(1,617)
Other	—	—	—	—	—	(152)	—	—	(152)	—	(152)
Other comprehensive loss	—	—	—	—	—	—	(6,396)	—	(6,396)	(1,596)	(7,992)
Net loss	—	—	—	—	—	—	—	(3,721)	(3,721)	(5,379)	(9,100)
Balance at September 30, 2025	$50,219	10,400,000	$104	108,803,416	$1,088	$1,262,451	$3,036	$(390,885)	$875,794	$373,503	$1,249,297

Balance at December 31, 2023	$50,219	10,400,000	$104	107,593,373	$1,076	$1,238,896	$10,967	$(339,848)	$911,195	$435,282	$1,346,477
Adjustment of redeemable non-controlling interests to redemption value	1,970	—	—	—	—	—	—	(1,970)	(1,970)	—	(1,970)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	356	356
Common stock redemption of common units	—	—	—	5,310	—	50	—	—	50	(50)	—
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(23,660)	(23,660)	(3,507)	(27,167)
Preferred dividends and distributions	(1,970)	—	—	—	—	—	—	(11,906)	(11,906)	(150)	(12,056)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(17,825)	(17,825)
Equity-based compensation	—	—	—	999,237	10	6,327	—	—	6,337	—	6,337
Shares of common stock acquired for employee withholding requirements	—	—	—	(144,654)	(1)	(938)	—	—	(939)	—	(939)
Other comprehensive loss	—	—	—	—	—	—	(6,008)	—	(6,008)	(1,899)	(7,907)
Net income (loss)	—	—	—	—	—	—	—	38,337	38,337	(362)	37,975
Balance at September 30, 2024	$50,219	10,400,000	$104	108,453,266	$1,085	$1,244,335	$4,959	$(339,047)	$911,436	$411,845	$1,323,281
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net (loss) income	$(9,100)	$37,975
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	112,123	109,965
Amortization of debt issuance costs	5,279	4,880
Equity-based compensation	6,754	6,337
Deferred tax expense	636	—
Loss (gain) on disposal of assets, net	136	(28,439)
Gain on extinguishment of debt	—	(3,000)
Non-cash interest income	—	(400)
Debt transaction costs	—	647
Other	747	210
Changes in operating assets and liabilities:
Trade receivables, net	(614)	625
Prepaid expenses and other	(4,986)	(4,853)
Accounts payable	1,038	798
Accrued expenses and other	8,475	9,393
NET CASH PROVIDED BY OPERATING ACTIVITIES	120,488	134,138
INVESTING ACTIVITIES
Improvements to lodging properties	(56,392)	(61,529)
Investment in lodging property under development	(6,571)	(3,946)
Proceeds from tax incentive	—	9,896
Proceeds from asset dispositions, net	1,302	92,168
Escrow deposits	—	(2,900)
Other	(128)	—
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(61,789)	33,689
FINANCING ACTIVITIES
Proceeds from borrowings on revolving line of credit	70,000	100,000
Repayments of revolving line of credit borrowings	(60,000)	(100,000)
Proceeds from mortgage loan	58,000	—
Principal payments on debt	(46,487)	(94,138)
Repurchases of common shares	(15,402)	—
Proceeds from term loan	95,000	—
Repayment of term loan	(91,037)	—
Common dividends and distributions paid	(29,365)	(27,024)
Preferred dividends and distributions paid	(14,026)	(14,026)
Contributions by non-controlling interests in joint venture	832	356
Distributions to joint venture partners	(15,329)	(17,825)
Financing fees, debt transaction costs and other issuance costs	(10,221)	(2,962)
Repurchase of common stock for tax withholding requirements	(1,617)	(939)
NET CASH USED IN FINANCING ACTIVITIES	(59,652)	(156,558)
Net change in cash, cash equivalents and restricted cash	(953)	11,269

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	48,358	47,768
End of period	$47,405	$59,037

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEET TO THE AMOUNTS SHOWN IN THE STATEMENT OF CASH FLOWS ABOVE:
Cash and cash equivalents	$41,135	$51,698
Restricted cash	6,270	7,339
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$47,405	$59,037
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

We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. At September 30, 2025, our portfolio consisted of 97 lodging properties with a total of 14,577 guestrooms located in 25 states of the United States of America (“USA”). At September 30, 2025, we own 100% of the outstanding equity interests in 53 of the 97 lodging properties. We own a 51% controlling interest in 41 lodging properties through a joint venture that was formed in July 2019 with USFI G-Peak, Ltd. (“GIC”), a private limited company incorporated in the Republic of Singapore (the “GIC Joint Venture”). We also own 90% equity interests in two separate joint ventures (the “Brickell Joint Venture” and the “Onera Joint Venture”). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

At September 30, 2025, 86% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 91% were located within the top 100 MSAs, and over 99% of our guestrooms operate under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”), and InterContinental® Hotels Group (“IHG”).

Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At September 30, 2025, we owned, directly and indirectly, approximately 89% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding 6.25% Series E and 5.875% Series F preferred units of limited partnership interest. NewcrestImage (as defined in Note 5 - Debt to the Condensed Consolidated Financial Statements) owns all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units (liquidation preference $25 per unit) of the Operating Partnership (“Series Z Preferred Units”) as a result of the NCI Transaction (described in Note 5 - Debt to the Condensed Consolidated Financial Statements). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as “Preferred Units.”

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of consolidated revenues and expenses in the reporting period. Actual results could differ from those estimates. As interim statements, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and nine months ended September 30, 2025 may not be indicative of the results that may be expected for the full year of 2025. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Trade Receivables and Current Estimate of Credit Losses

We grant credit to qualified guests, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables also include credit and debit card transactions that are in the process of being settled. Trade receivables are stated at the amount billed to the guest and do not accrue interest. We regularly review the collectability of our trade receivables. A provision for losses is determined based on previous loss experience and current economic conditions. Our allowance for doubtful accounts was nominal at both September 30, 2025 and December 31, 2024. Bad debt expense was $0.1 million for each of the three months ended September 30, 2025 and 2024. Bad debt expense was $0.2 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Segment Information

We have determined that we have one reportable segment for activities related to investing in lodging properties. An operating segment is defined as the component of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (the “CODM”) in order to allocate resources and assess performance. Our investments in lodging properties are geographically diversified and the CODM allocates resources and assesses performance based upon discrete financial information at the individual lodging property level. However, because all of our lodging properties have similar economic characteristics, facilities, and services, the lodging properties have been aggregated into a single reportable segment.

Exchange or Modification of Debt

We consider modifications or exchanges of debt as extinguishments in accordance with Accounting Standards Codification (“ASC”) No. 470, Debt, with gains or losses recognized in current earnings if the terms of the new debt and original instrument are substantially different. If the original and new debt instruments are substantially different, the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss. Under an exchange or modification accounted for as a debt extinguishment, fees paid to the lenders are included in the gain or loss on extinguishment of debt. Costs incurred with third parties, such as legal fees, directly related to the exchange or modification are capitalized as deferred financing costs and amortized over the initial term of the new debt. Previously deferred fees and costs for existing debt are included in the calculation of gain or loss. Under an exchange or modification not accounted for as a debt extinguishment, fees paid to the lenders are reflected as additional debt discount and amortized as non-cash interest expense over the remaining initial term of the exchanged or modified debt. Furthermore, costs incurred with third parties, such as legal fees, directly related to the exchange or modification, are expensed as incurred. Additionally, previously deferred fees and costs are amortized as non-cash interest expense over the remaining initial term of the exchanged or modified debt.

Debt Issuance Costs

Debt issuance costs related to our long-term debt generally are recorded at cost as a discount to the related debt, and are amortized as interest expense on a straight-line basis, which approximates the interest method, over the life of the related debt instrument unless there is a significant modification to the debt instrument. Unamortized debt issuance costs related to our $275 million delayed draw term loan closed in March 2025 (the “$275 Million 2025 Delayed Draw Term Loan”), as detailed in Note 5 - Debt, are included in Deferred charges, net as we have not yet drawn any amounts on this loan. Unamortized debt issuance costs related to all other debt are presented as a reduction to the related debt on the Condensed Consolidated Balance Sheets.

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

For the three and nine months ended September 30, 2025, we have utilized the discrete effective tax rate method, as provided by ASC No. 740, Income Taxes—Interim Reporting, to calculate our interim income tax provision. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to ordinary income (loss) for the reporting period. We determined that since small changes in estimated ordinary income (loss) would result in significant changes in the estimated annual effective tax rate, the annual effective tax rate method would not provide a reliable estimate of income tax expense for the three and nine months ended September 30, 2025.

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

New Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740). ASU No. 2023-09 provides for changes to the rate reconciliation and income taxes paid disclosures to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 also improves the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with SEC Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and (2) removing disclosures that no longer are considered cost beneficial or relevant. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The adoption of ASU No. 2023-09 will not have a material effect on our Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, that will require entities to provide enhanced disclosures related to certain expense categories included on the Consolidated Statement of Operations. ASU No. 2024-03 is intended to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the Consolidated Statement of Operations. ASU No. 2024-03 does not change the requirements for the presentation of expenses on the face of the consolidated statement of operations. Under ASU No. 2024-03, entities are required to disaggregate, in tabular format, expenses presented on the face of the Consolidated Statement of Operations - excluding earnings or losses from equity method investments - if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation or depletion. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. While the adoption of ASU No. 2024-03 is not expected to have a financial effect on our Consolidated Financial Statements, it will result in incremental disclosures within the Notes to our Consolidated Financial Statements.

NOTE 3 - INVESTMENTS IN LODGING PROPERTY, NET

Investments in Lodging Property, net

Investments in lodging property, net is as follows (in thousands):

	September 30, 2025	December 31, 2024
Lodging buildings and improvements	$2,885,139	$2,867,256
Land	411,975	415,574
Furniture, fixtures and equipment	304,156	296,476
Construction in progress	35,980	35,294
Intangible assets	32,267	32,267
Real estate development loan	4,576	4,576
	3,674,093	3,651,443
Less accumulated depreciation and amortization	(996,919)	(904,678)
	$2,677,174	$2,746,765

Depreciation and amortization expense related to our lodging properties (excluding amortization of franchise fees) was $37.5 million and $36.5 million for the three months ended September 30, 2025 and 2024, respectively, and $111.6 million and $109.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Lodging Property Sales

Undeveloped Parcel of Land - San Antonio, TX

We owned a 5.99-acre parcel of undeveloped land in San Antonio, TX that was classified as Assets held for sale, net at December 31, 2024. In February 2025, we closed on the sale of the parcel of undeveloped land for $1.3 million, which approximated its carrying amount.

Portfolio of Two Lodging Properties - New Orleans, LA

In April 2024, we completed the sale of the 202-guestroom Courtyard by Marriott and the 208-guestroom SpringHill Suites by Marriott, both located in New Orleans, LA, for an aggregate selling price of $73.0 million, which resulted in a gain on sale of approximately $28.3 million that was recorded in the nine months ended September 30, 2024.

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

Pending Lodging Property Sales

In June 2025, the GIC Joint Venture entered into a purchase and sale agreement to sell the 107-guestroom Courtyard by Marriott, Amarillo, TX for a selling price of $20.0 million. We reclassified the carrying value of the property to Assets held for sale, net at September 30, 2025 when the reclassification criteria were met during the third quarter of 2025. The sale of the property closed in October 2025 according to the terms of the agreement, and the GIC Joint Venture will recognize a gain on sale of approximately $4.2 million in the fourth quarter of 2025.

In July 2025, we entered into a purchase and sale agreement to sell the 123-guestroom Courtyard by Marriott in Kansas City, MO for a selling price of $19.0 million. We reclassified the carrying value of the property to Assets held for sale, net at September 30, 2025 when the reclassification criteria were met during the third quarter of 2025. We closed on the sale of the property in October 2025 according to the terms of the agreement and will recognize a gain on sale of approximately $2.5 million in the fourth quarter of 2025.

Assets Held for Sale, net

Assets held for sale, net is as follows (in thousands):

	September 30, 2025	December 31, 2024
Courtyard by Marriott - Amarillo, TX	$15,442	$—
Courtyard by Marriott - Kansas City, MO	16,106	—
Parcel of undeveloped land - San Antonio, TX	—	1,225
	$31,548	$1,225
Intangible Assets

Intangible assets, net is as follows (in thousands):

	September 30, 2025	December 31, 2024
Indefinite-lived intangible assets:
Air rights	$10,754	$10,754
Other	80	80
	10,834	10,834
Finite-lived intangible assets:
Tax incentives	12,063	12,063
Key money	9,370	9,370
	21,433	21,433
Intangible assets	32,267	32,267
Less - accumulated amortization	(6,864)	(5,691)
Intangible assets, net	$25,403	$26,576

We recorded amortization expense related to intangible assets of approximately $0.4 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, and $1.2 million and $2.9 million for the nine months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2024, the GIC Joint Venture received a $9.9 million tax incentive payment from the City of Dallas related to the NCI Transaction.

Future amortization expense related to intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amount
2025	$391
2026	1,564
2027	1,510
2028	1,016
2029	1,016
Thereafter	9,072
$14,569

NOTE 4 - INVESTMENT IN REAL ESTATE LOANS

Real Estate Development Loans

Onera Mezzanine Financing Loan

In January 2023, we entered into an agreement with affiliates of Onera Opportunity Fund I, LP (“Onera”) to provide a mezzanine financing loan of $4.6 million (the “Onera Mezzanine Loan”) for the development of a glamping property. The Onera Mezzanine Loan is secured by a second mortgage on the property and is subordinate to the senior lender for the development project. As of September 30, 2025, we have funded our entire $4.6 million commitment under the Onera Mezzanine Loan. The original maturity date of the loan was January 2025; however, the borrower exercised its option to extend the Onera Mezzanine Loan for an additional 12 months. The development of the property was completed and operations commenced in September 2024.

Additionally, we issued a $3.0 million letter of credit to the senior lender of the project as additional support for Onera's construction loan. We have not recorded a liability for this guarantee because currently it is not probable that we will be required to make any payment related to this guarantee. In the event that we are required to pay any amount under this guarantee, we would have the right to recover any amount paid under the guarantee from Onera.

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

The recorded amount of the Onera Purchase Option was amortized as non-cash interest income beginning in January 2023 using the straight-line method, which approximates the interest method, through September 2024 when the Onera Purchase Option became exercisable. For the three and nine months ended September 30, 2024, we amortized $0.1 million and $0.4 million, respectively, of the carrying amount of the Onera Purchase Option as non-cash interest income.

NOTE 5 - DEBT

At September 30, 2025, our indebtedness was comprised of borrowings under our 2023 Senior Credit Facility, the 2024 Term Loan, the GIC Joint Venture Credit Facility, the GIC Joint Venture Term Loan, the PACE loan, the Convertible Notes (each of such credit facilities and loans are defined below), and two loans secured by first priority mortgage liens on three lodging properties. In March 2025, we closed the $275 Million 2025 Delayed Draw Term Loan to refinance a significant portion of our outstanding $287.5 million convertible notes when they mature in February 2026. As of September 30, 2025, we have not drawn any amounts under the $275 million 2025 Delayed Drawn Term Loan.

We have entered into interest rate swaps to fix the interest rates on a portion of our variable interest rate indebtedness. The weighted-average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 4.91% at September 30, 2025 and 5.01% at December 31, 2024. There are currently no defaults under any of the Company's loan agreements.

Debt, net of debt issuance costs, is as follows (in thousands):

	September 30, 2025	December 31, 2024
Revolving debt	$145,000	$135,000
Term loans	925,000	921,037
Convertible notes	287,500	287,500
Mortgage loans	75,983	64,470
	1,433,483	1,408,007
Unamortized debt issuance costs (1)	(11,706)	(11,297)
Debt, net of debt issuance costs	$1,421,777	$1,396,710

(1)    In March 2025, we paid $4.3 million in bank, legal and other fees related to the $275 million 2025 Delayed Draw Term Loan (as described in further detail below) that are included in Deferred charges, net on our Condensed Consolidated Balance Sheet. These costs will be reclassified as a discount to the related debt at the time the funds are drawn, which is expected to coincide with the repayment of the Convertible Notes upon their maturity in February 2026.

Our total fixed-rate and variable-rate debt, after consideration of our interest rate derivative agreements that are currently in effect, is as follows (in thousands):

	September 30, 2025	Percentage	December 31, 2024	Percentage
Fixed-rate debt (1)	$988,483	69%	$930,910	66%
Variable-rate debt	445,000	31%	477,097	34%
	$1,433,483		$1,408,007

(1)    At September 30, 2025, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 75% of our total pro rata indebtedness when taking into consideration interest rate swaps that are currently in effect.

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Convertible notes	$287,500	$282,526	$287,500	$278,766	Level 1 - Market approach
Mortgage loans	17,983	17,885	18,410	17,344	Level 2 - Market approach
	$305,483	$300,411	$305,910	$296,110

Detailed information about our debt at September 30, 2025 and December 31, 2024 is as follows (dollars in thousands):

					Principal Balance Outstanding
Lender	Interest Rate	Initial Maturity Date	Fully Extended Maturity Date	Number of Encumbered Properties	September 30, 2025	December 31, 2024
OPERATING PARTNERSHIP DEBT:
2023 Senior Credit Facility
Bank of America, N.A.
$400 Million Revolver (1)	6.37% Variable	6/21/2027	6/21/2028	n/a	$20,000	$10,000
$200 Million Term Loan (1)	6.32% Variable	6/21/2026	6/21/2028	n/a	200,000	200,000
Total Senior Credit Facility					220,000	210,000

Convertible Notes	1.50% Fixed	2/15/2026	2/15/2026	n/a	287,500	287,500

Term Loans
Regions Bank 2024 Term Loan Facility (1)	6.32% Variable	2/26/2027	2/26/2029	n/a	200,000	200,000
$275 Million 2025 Delayed Draw Term Loan (1)	6.13% Variable	3/27/2028	3/27/2030	n/a	—	—
					200,000	200,000
Total Operating Partnership Debt					707,500	697,500

JOINT VENTURE DEBT:
Brickell Joint Venture Mortgage Loan
City National Bank of Florida	n/a	6/9/2025	6/9/2025	n/a	—	46,060
Wells Fargo Bank, N.A.	6.88% Variable	5/15/2028	5/15/2030	2	58,000	—
					58,000	46,060

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver (2)	6.57% Variable	9/15/2027	9/15/2028	n/a	125,000	125,000
$125 Million Term Loan (2)	6.52% Variable	9/15/2027	9/15/2028	n/a	125,000	125,000
Bank of America, N.A. 2022 Term Loan	n/a	n/a	n/a	n/a	—	396,037
Bank of America, N.A. 2025 Term Loan (3)	6.67% Variable	7/24/2028	7/24/2030	n/a	400,000	—
Wells Fargo	4.99% Fixed	6/6/2028	6/6/2028	1	12,323	12,526
PACE loan	6.10% Fixed	7/31/2040	7/31/2040	n/a	5,660	5,884
Total GIC Joint Venture Credit Facility and Term Loans				1	667,983	664,447
Total Joint Venture Debt				3	725,983	710,507
Total Debt				3	$1,433,483	$1,408,007

(1)    The 2023 Senior Credit Facility, the Regions Bank 2024 Term Loan Facility, and the $275 Million 2025 Delayed Draw Term Loan are supported by a borrowing base of 53 unencumbered hotel properties and their affiliates.
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

At September 30, 2025, our $200 Million Term Loan was fully funded, and we had $20 million in outstanding borrowings under our $400 Million Revolver.

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

The $200 Million Term Loan bears interest at the Secured Overnight Funding Rate plus a SOFR adjustment of 10 basis points and a margin that is the higher of (i) a pricing grid ranging from 135 basis points to 235 basis points plus Adjusted Daily SOFR or Adjusted Term SOFR, depending on the Company's leverage ratio (as defined in the loan documents); and (ii) a pricing grid ranging from 35 basis points to 135 basis points over the Base Rate, depending on the Company's leverage ratio.

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

The 2024 Term Loan has an initial maturity date of February 2027 and can be extended for two 12-month periods by the Company, subject to certain conditions. At September 30, 2025, the 2024 Term Loan was fully funded.

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

Convertible Senior Notes and Capped Call Options

In January 2021, we entered into an underwriting agreement (the “Convertible Notes Offering”) pursuant to which the Company agreed to offer and sell an aggregate of $287.5 million of 1.50% convertible senior notes due in February 2026 (the “Convertible Notes”). The net proceeds from the Convertible Notes Offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company (including net proceeds from the full exercise by the underwriters of their over-allotment option to purchase additional Convertible Notes), were approximately $280 million before consideration of the Capped Call Transactions (as described below). These proceeds were used to pay the cost of the Capped Call Transactions and to partially repay outstanding obligations under our senior credit facility that was replaced by the 2023 Senior Credit Facility and another term loan.

The Convertible Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The Convertible Notes will mature on February 15, 2026 (the “Maturity Date”), unless earlier converted, purchased, or redeemed. Prior to August 15, 2025, the Convertible Notes were convertible only upon certain circumstances and during certain periods. From August 15, 2025 and through the Maturity Date, holders may convert any of their Convertible Notes into shares of the Company’s common stock, at the applicable conversion rate, unless the Convertible Notes have been previously purchased or redeemed by the Company. The Company recorded interest expense of $1.1 million for each of the three-month periods ended September 30, 2025 and 2024, and $3.2 million for each of the nine-month periods ended September 30, 2025 and 2024. The Company incurred debt issuance costs related to the Convertible Notes Offering of $7.6 million, of which $0.4 million was amortized as non-cash interest expense for each of the three-month periods ended September 30, 2025 and 2024, respectively, and $1.1 million for each of the nine-month periods ended September 30, 2025 and 2024. Including the amortization of the debt issuance costs, the effective interest rate on the Convertible Notes was approximately 2.00% for the three and nine-month periods ended September 30, 2025 and 2024. The unamortized discount related to the Convertible Notes was $0.6 million and $1.7 million at September 30, 2025 and December 31, 2024, respectively.

The initial conversion rate of the Convertible Notes was 83.4028 shares of common stock per $1,000 principal amount of Convertible Notes, which was equivalent to an initial conversion price of $11.99 per share of common stock based on the 37.5% base conversion premium on the reference price of $8.72 per share. In no event will the conversion rate exceed 114.6788 shares of common stock per $1,000 principal amount of Convertible Notes, subject to certain adjustments defined in the Convertible Notes Offering. Commensurate with the declaration of dividends and distributions on our common stock and Common Units, respectively, in August 2025, the conversion rate of the Convertible Notes was adjusted to 95.54 shares of common stock per $1,000 principal amount of Convertible Notes.

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

The effective strike price of the Capped Call Transactions was initially $15.26, which represented a premium of 75.0% over the last reported sale price of our common stock on the New York Stock Exchange on January 7, 2021 and is subject to certain adjustments under the terms of the Capped Call transactions. The current strike price is $13.32 due to the adjustments related to the dividends paid during the period that the Capped Call securities have been outstanding.

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

The $275 Million 2025 Delayed Draw Term Loan has an initial maturity date of March 27, 2028 and can be extended for two 12-month periods by the Company, subject to certain conditions, resulting in a fully extended maturity of March 2030. At September 30, 2025, we had not yet drawn any amounts on this loan.

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

In March 2025, we incurred debt issuance costs related to the $275 Million 2025 Delayed Draw Term Loan of $4.3 million. The debt issuance costs are recorded as deferred financing costs and are included in Deferred charges, net on our Condensed Consolidated Balance Sheet at September 30, 2025. These costs will be reclassified as a discount to the related debt at the time the funds are drawn, which is expected to coincide with the repayment of the Convertible Notes upon their maturity in February 2026. Amortization of the deferred financing costs will commence when we draw on the $275 Million 2025 Delayed Draw Term Loan.

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

The GIC Joint Venture Credit Facility is comprised of a $125 million revolving credit facility (the “$125 Million Revolver”) and a $125 million term loan (the “$125 Million Term Loan”). The GIC Joint Venture Credit Facility has an accordion feature which allows the GIC Joint Venture to further increase the total commitments for aggregate borrowings of up to $500 million. At September 30, 2025, we had $125 million outstanding under the $125 Million Revolver and the $125 Million Term Loan was fully funded.

Both the $125 Million Revolver and the $125 Million Term Loan have a maturity date of September 2027, which may be extended by the Borrower for an additional year, subject to certain conditions.

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

We are required to comply with various financial and other covenants to draw and maintain borrowings under the GIC Joint Venture Credit Facility.

GIC Joint Venture Term Loan

In January and March 2022, the Operating Partnership and the GIC Joint Venture closed on a transaction with NewcrestImage Holdings, LLC and NewcrestImage Holdings II, LLC (together, “NewcrestImage”), to acquire a portfolio of 27 lodging properties, containing an aggregate of 3,709 guestrooms, and two parking structures containing 1,002 spaces, and various financial incentives, for an aggregate purchase price of $822 million (the “NCI Transaction”). In connection with the NCI Transaction, in January 2022, Summit JV MR 2, LLC, Summit JV MR 3, LLC and Summit NCI NOLA BR 184, LLC (each of which was a subsidiary of the GIC Joint Venture, and were collectively, the “Term Loan Borrower”) entered into a $410 million senior secured term loan facility (the “2022 GIC Joint Venture Term Loan”) with Bank of America, N.A., as administrative agent, and a syndicate of lenders, to finance a portion of the NCI Transaction.

In July 2025, the Term Loan Borrower entered into a $400 million term loan (the “2025 GIC Joint Venture Term Loan”) with Bank of America, N.A., as administrative agent, and a syndicate of lenders to refinance and replace the 2022 GIC Joint Venture Term Loan. As part of the transaction, we incurred costs of $4.7 million, which are recorded as a discount on the related debt on our Condensed Consolidated Balance Sheet at September 30, 2025. These costs and $0.5 million of unamortized debt issuance costs from the 2022 GIC Joint Venture Term Loan will be amortized over the term of the 2025 GIC Joint Venture Term Loan. In addition, we expensed $0.2 million of third-party costs and $0.1 million of unamortized debt issuance costs related to the 2022 GIC Joint Venture Term Loan, which are included in Other (expense) income, net on our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025.

The 2025 GIC Joint Venture Term Loan has an accordion feature that permits an increase in the total commitments by up to $200 million, for aggregate potential borrowings of up to $600 million. The 2025 GIC Joint Venture Term Loan will mature in July 2028 and can be extended for two 12-month periods at the option of the GIC Joint Venture, subject to certain conditions. As such, the 2025 GIC Joint Venture Term Loan has a fully extended maturity date of July 2030. At September 30, 2025, we had $400 million outstanding on the 2025 GIC Joint Venture Term Loan.

The interest rate on the 2025 GIC Joint Venture Term Loan is based upon, at our option:

i.Daily SOFR or Term SOFR (1-month or 3-month), plus a margin of 2.35%, or,

ii.the applicable base rate, which is the greater of the administrative agent’s prime rate, the federal funds rate plus 0.50%, and 1-month Term SOFR plus 1.00%, plus a base rate margin of 1.35%.

We are also required to pay other fees, including customary arrangement and administrative fees.

Neither the Operating Partnership nor the Company are borrowers or guarantors of the 2025 GIC Joint Venture Term Loan.

At September 30, 2025, the 2025 GIC Joint Venture Term Loan is secured primarily by a first priority pledge of the Term Loan Borrower's equity interests in the subsidiaries that hold a direct or indirect interest in the remaining 25 lodging properties and two parking facilities purchased in the NCI Transaction that constitute borrowing base assets.

We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2025 GIC Joint Venture Term Loan.

PACE Loan

As part of the NCI Transaction, a subsidiary of the GIC Joint Venture assumed a Property Assessed Clean Energy (“PACE”) loan of approximately $6.5 million. The loan bears fixed interest at 6.10%, has an amortization period of 20 years, and matures in July 2040. The PACE loan is secured by an assessment lien imposed by the County of Tarrant, TX for the benefit of the lender. At September 30, 2025, the outstanding balance of the PACE loan was $5.7 million.

Brickell Mortgage Loan

In June 2022, the Company entered into a joint venture (the “Brickell Joint Venture”) with C-F Brickell, LLC (“C-F Brickell”) that was the developer of the dual-branded 264-guestroom AC Hotel by Marriott and Element Hotel in Miami, FL (together the “AC/Element Hotel”), to facilitate the exercise of a purchase option to acquire a 90% equity interest in the Brickell Joint Venture (the “Initial Purchase Option”), which owned a 100% interest in the AC/Element Hotel. The Brickell Joint Venture entered into a $47 million mortgage loan and non-recourse guarantee with City National Bank of Florida to fund a portion of the Initial Purchase Option.

In May 2025, the Brickell Joint Venture closed on a $58 million mortgage loan (the “Brickell Mortgage Loan”) with Wells Fargo Bank, N.A., as administrative agent, the proceeds of which were primarily used to repay the $45.4 million outstanding balance of the mortgage loan with City National Bank of Florida that was scheduled to mature in June 2025.

The Brickell Mortgage Loan provides for an interest rate equal to one-month term SOFR plus 260 basis points. Payments on the Brickell Mortgage Loan are interest-only during the term of the loan, subject to certain financial requirements. The Brickell Mortgage Loan will mature in May 2028, and can be extended for two 12-month periods at the option of the Brickell Joint Venture, subject to certain conditions, for a fully extended maturity of May 2030.

Mortgage Loan Repayment

In June 2017, Summit Meta 2017, LLC, a subsidiary of our Operating Partnership, entered into a $47.6 million secured, non-recourse loan with MetaBank (the “MetaBank Loan”). In June 2024, the outstanding balance of the loan was $42.3 million at which time we repaid the MetaBank Loan for $39.1 million prior to its scheduled maturity date, which represented a discount of $3.2 million and resulted in a gain on extinguishment of debt of $3.0 million after legal fees and unamortized debt issuance costs that were written-off on the closing date.

NOTE 6 - LEASES

The Company has operating leases related to the land under certain lodging properties, conference centers, parking spaces, automobiles, our corporate office, and miscellaneous office equipment. These leases have remaining terms of one year to 72.8 years, some of which include options to extend the leases for additional years. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. At September 30, 2025 and December 31, 2024, the weighted-average operating lease term was approximately 31.4 years and 31.8 years, respectively, and our weighted-average incremental borrowing rate for leases was 4.8%.

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business.

The Company's total operating lease cost was $1.2 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively, and the cash payments on operating leases were $1.0 million during each of the three months ended September 30, 2025 and 2024.

The Company's total operating lease cost was $3.5 million and $3.4 million for the nine months ended September 30, 2025 and 2024, respectively, and the cash payments on operating leases were $3.1 million and $3.0 million, respectively.

Operating lease maturities at September 30, 2025 are as follows (in thousands):

For the Year Ending December 31,	Amount
2025	$616
2026	2,417
2027	2,460
2028	2,278
2029	2,058
Thereafter	33,803
Total lease payments (1)	43,632
Less: Imputed interest	(19,211)
Total	$24,421

(1)Certain payments above include future increases to the minimum fixed rent based on the Consumer Price Index in effect at the initial measurement of the lease balances.

In addition, we lease certain owned real estate to third parties. We recorded gross third-party tenant income of $1.0 million and $0.6 million during the three months ended September 30, 2025 and 2024, respectively, and $3.4 million and $2.0 million during the nine months ended September 30, 2025 and 2024, respectively, in Other (expense) income, net on our Condensed Consolidated Statements of Operations.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at September 30, 2025 and December 31, 2024 is as follows (dollars in thousands):

					Notional Amount		Fair Value
Contract Date	Effective Date	Expiration Date	Average Annual Effective Fixed Rate		September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Operating Partnership:
June 11, 2018	December 31, 2018	December 31, 2025	2.92%		$125,000	$125,000	$361	$1,582
July 26, 2022	January 31, 2023	January 31, 2027	2.60%		100,000	100,000	1,135	2,824
July 26, 2022	January 31, 2023	January 31, 2029	2.56%		100,000	100,000	2,312	5,325
June 5, 2025	June 2, 2025	May 15, 2028	3.57%		58,000	—	(396)	—
Total Operating Partnership					383,000	325,000	3,412	9,731

GIC Joint Venture:
March 24, 2023	July 1, 2023	January 13, 2026	3.35%		100,000	100,000	166	754
March 24, 2023	July 1, 2023	January 13, 2026	3.35%		100,000	100,000	166	754
January 19, 2024	October 1, 2024	January 13, 2026	3.77%		100,000	100,000	48	334
August 25, 2025	January 13, 2026	January 13, 2028	3.26%		150,000	—	(99)	—
August 25, 2025	January 13, 2026	January 13, 2028	3.27%		150,000	—	(112)	—
Total GIC Joint Venture					600,000	300,000	169	1,842
Total			3.17%	(1)	$983,000	$625,000	$3,581	$11,573
 (1)    Represents the weighted-average effective interest rate of our current interest rate swaps at September 30, 2025.

At September 30, 2025, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 75% of our total pro rata indebtedness when taking into consideration interest rate swaps that are currently in effect.

At September 30, 2025 and December 31, 2024, we had $683 million and $625 million, respectively, of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date.

In June 2025, the Operating Partnership entered into a $58 million interest rate swap related to the Brickell Mortgage Loan to fix one-month term SOFR until May 2028. The interest rate swap has an effective date of June 2, 2025 and an expiration date of May 15, 2028.

In August 2025, the Term Loan Borrowers under the 2025 GIC Joint Venture Term Loan entered into two $150 million forward-starting interest rate swaps to fix one-month term SOFR until January 2028 to replace interest swaps with a combined notional amount of $300 million that will expire in January 2026. The new interest rate swaps have an effective date of January 13, 2026 and an expiration date of January 13, 2028.

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At September 30, 2025, six of our interest rate swaps were in an asset position and three were in a liability position. At December 31, 2024, all of our interest rate swaps were in an asset position. Derivative assets related to our interest rate swaps are recorded in Other assets and derivative liabilities are recorded in Accrued expenses and other on our Condensed Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Accumulated other comprehensive income on our Condensed Consolidated Balance Sheets and are reclassified to Interest expense on our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings. In the next 12 months, we estimate that $3.1 million will be reclassified from Accumulated other comprehensive income and recorded as a decrease to Interest expense.

We characterize the realized and unrealized gain or loss related to derivative financial instruments designated as cash flow hedges as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unrealized gain (loss) recognized in Accumulated other comprehensive income (loss) on derivative financial instruments	$213	$(9,380)	$(1,880)	$3,093
Gain reclassified from Accumulated other comprehensive income to Interest expense	$2,120	$3,660	$6,112	$11,000
Total interest expense and other finance expense presented on the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$20,676	$20,428	$61,260	$62,840

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

Changes in Common Stock during the nine months ended September 30, 2025 and 2024 were as follows:

	2025	2024
Beginning shares of Common Stock outstanding	108,435,663	107,593,373
Common Unit redemptions	2,923,797	5,310
Repurchases of Common Stock	(3,585,179)	—
Grants under the Equity Plan (as defined below in Note 12 - Equity-Based Compensation)	1,269,495	1,235,098
Annual grants to independent directors	189,826	127,491
Performance and time-based share forfeitures	(185,434)	(363,352)
Shares acquired for employee withholding requirements	(244,752)	(144,654)
Ending shares of Common Stock outstanding	108,803,416	108,453,266

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

During the nine months ended September 30, 2025 the Company repurchased 3,585,179 shares of our Common Stock under the 2025 Share Repurchase Program for an aggregate purchase price and commissions of $15.4 million, or an average of approximately $4.30 per share. As of September 30, 2025, approximately $34.6 million remained available for repurchase under the 2025 Stock Repurchase Program.

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

During the nine months ended September 30, 2025, 2.9 million Common Units were converted to shares of our Common Stock. The conversion was recorded based on the average value per Common Unit on the original issuance dates. NewcrestImage and other unaffiliated third parties collectively owned 13,009,276 and 15,933,073 of Common Units at September 30, 2025 and December 31, 2024, respectively, which represents approximately 11% and 13% of the outstanding Common Units, respectively.

We classify outstanding Common Units held by unaffiliated third parties as Non-controlling interests, a component of equity on our Condensed Consolidated Balance Sheets. The portion of net income (loss) allocated to these Common Units is included on the Company’s Condensed Consolidated Statements of Operations as Net loss attributable to non-controlling interests.

Non-controlling Interests in Consolidated Joint Ventures

At September 30, 2025, the Company is a partner with a majority equity interest in the three joint ventures described below, which are consolidated on our Condensed Consolidated Financial Statements. The portion of losses related to our joint ventures allocated to these non-controlling interests is included on the Company’s Condensed Consolidated Statements of Operations as Loss attributable to non-controlling interests.

GIC Joint Venture

In July 2019, the Company entered into the GIC Joint Venture to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the GIC Joint Venture and has historically and in the future intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the GIC Joint Venture and has the potential to earn incentive fees based on the GIC Joint Venture achieving certain return thresholds. At September 30, 2025, the GIC Joint Venture owns 41 lodging properties containing 5,732 guestrooms in 11 states.

The GIC Joint Venture owns the lodging properties through master REITs (the “Master REIT”) and subsidiary REITs (the “Subsidiary REIT”). All of the lodging properties owned by the GIC Joint Venture are leased to taxable REIT subsidiaries of the Subsidiary REITs (the “Subsidiary REIT TRSs”). To qualify as a REIT, the Master REIT and each Subsidiary REIT must meet all of the REIT requirements provided in the Internal Revenue Code, as amended. Taxable income related to the Subsidiary REIT TRSs is subject to federal, state, and local income taxes at applicable tax rates.

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

Onera Joint Venture

In October 2022, the Company entered into the Onera Joint Venture with the acquisition of a 90% equity interest in the Onera Joint Venture. Our joint venture partner, Onera Opportunity Fund I, LP, a developer of alternative accommodation properties, owns the remaining 10% equity interest in the Onera Joint Venture. The Company serves as the managing member of the Onera Joint Venture. The Onera Joint Venture owns a 100% fee simple interest in real property and improvements located in Fredericksburg, TX. In June 2025, the Onera Joint Venture completed phase two of its Fredericksburg, TX property, adding 23 new units for a total of 35.

Redeemable Non-controlling Interests

In connection with the NCI Transaction, Summit Hotel GP, LLC, a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership, on its own behalf as general partner of the Operating Partnership and on behalf of the limited partners of the Operating Partnership, on January 13, 2022, entered into the Tenth Amendment (the “Tenth Amendment”) to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, to provide for the issuance of up to 2,000,000 Series Z Preferred Units. The Series Z Preferred Units rank on a parity with the Operating Partnership’s 6.25% Series E and 5.875% Series F Preferred Units and holders will receive quarterly distributions at a rate of 5.25% per year. From issuance until the tenth anniversary of their issuance, the Series Z Preferred Units will be redeemable at the holder’s request at any time, or in connection with a change of control of the Company, for cash or shares of the Company’s 5.25% Series Z Cumulative Perpetual Preferred Stock (which will be designated and authorized following receipt of notice of redemption by the holder of the Series Z Preferred Units) at the Company’s election, on a one-for-one basis. After the fifth anniversary of issuance, the Company may redeem the Series Z Preferred Units for cash at a redemption amount of $25 per unit. For a 90-day period immediately following both the tenth and the eleventh anniversaries of their issuance or in connection with a change of control of the Company, the Series Z Preferred Units will be redeemable at the holder’s request for cash at a redemption amount of $25 per unit. In January 2022 and March 2022, in connection with the NCI Transaction, the Operating Partnership issued an aggregate of 2,000,000 Series Z Preferred Units as partial consideration for the purchase. At September 30, 2025, the redeemable Series Z Preferred Units issued in connection with the NCI Transaction are recorded as temporary equity and reflected as Redeemable non-controlling interests on our Condensed Consolidated Balance Sheets.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at September 30, 2025 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$4,188	$—	$4,188
Onera Purchase Option	—	—	931	931
Liabilities:
Interest rate swaps	$—	$607	$—	$607

	Fair Value Measurements at December 31, 2024 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$11,573	$—	$11,573
Onera Purchase Option	—	—	931	931

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Franchise Agreements

All of our lodging properties (with the exception of the Onera Joint Venture property and the Nordic Lodge - Steamboat Springs, CO) operate under franchise agreements with major hotel franchisors. The initial terms of our franchise agreements generally range from 10 to 30 years with various extension provisions. Each franchisor receives franchise fees ranging from 3% to 6% of each lodging property’s room revenue, and some agreements require that we pay marketing fees of up to 4% of room revenue. In addition, some of these franchise agreements require that we deposit into a reserve fund for capital expenditures up to 5% of the lodging property's gross room revenue to ensure that we comply with the franchisor's standards and requirements. We also pay fees to our franchisors for services related to reservation and information systems. We expensed fees related to our franchise agreements of $13.9 million and $13.3 million for the three months ended September 30, 2025 and 2024, respectively, and $42.7 million and $40.9 million for the nine months ended September 30, 2025 and 2024, respectively.

Management Agreements

Our lodging properties operate pursuant to management agreements with various professional third-party management companies. The remaining terms of our management agreements range from month-to-month to eight years and have various extension provisions. Each management company receives a base management fee, which is a percentage of total lodging property revenues. In addition, our lodging property management agreements generally provide that the lodging property manager can earn an incentive fee for hotel-level Earnings Before Interest, Taxes, Depreciation and Amortization over certain thresholds of a required investment return. In some cases, there are also monthly fees for certain services, such as accounting and shared services, based on the number of guestrooms. Generally, there are also incentive fees payable to our property managers based on attaining certain financial thresholds at lodging properties under their management. Management fee expenses were $3.1 million and $2.7 million for the three months ended September 30, 2025 and 2024, respectively, and $12.0 million and $12.1 million for the nine months ended September 30, 2025 and 2024, respectively. In August 2025, we recorded a termination fee related to property management transition activities of approximately $0.9 million that is included in Other (expense) income, net on our Condensed Consolidated Statement of Operations.

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

Stock options granted may be either incentive stock options or non-qualified stock options. Vesting terms may vary with each grant. At September 30, 2025, we only have outstanding restricted stock awards. All of our outstanding equity-based awards are classified as equity awards.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock award activity under our Equity Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2024	1,152,823	$7.28	$7,897
Granted	693,020	6.63
Vested	(421,535)	8.06
Forfeited	(33,396)	6.66
Non-vested at September 30, 2025	1,390,912	$6.73	$7,636

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

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under the Equity Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2024	1,239,748	$9.53	$8,492
Granted	576,475	7.66
Vested	(154,397)	12.26
Forfeited	(152,038)	12.26
Non-vested at September 30, 2025	1,509,788	$8.26	$8,289

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

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate general and administrative expenses on the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Time-based restricted stock	$1,004	$863	$2,913	$2,622
Performance-based restricted stock	1,045	991	3,065	2,948
Director stock (1)	—	—	776	767
	$2,049	$1,854	$6,754	$6,337

(1)    Represents annual stock awards to members of our Board of Directors that vest immediately upon grant.

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to forfeitures of time-based restricted stock.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $12.3 million at September 30, 2025 and will be recorded as follows (in thousands):

	Total	2025	2026	2027	2028
Time-based restricted stock	$6,320	$1,007	$3,166	$1,886	$261
Performance-based restricted stock	5,997	1,045	2,982	1,697	273
	$12,317	$2,052	$6,148	$3,583	$534

NOTE 13 - INCOME TAXES

We have elected to be taxed as a REIT. As a REIT, we are generally not subject to corporate-level income taxes on taxable income we distribute to our stockholders.

Income related to our TRS Lessees is subject to federal, state, and local taxes at applicable corporate tax rates. Our consolidated tax provision includes the income tax provision related to the operations of the TRS Lessees as well as state and local income taxes related to the Operating Partnership. For the three and nine months ended September 30, 2025, we have utilized the discrete effective tax rate method under ASC No. 740, Income Taxes—Interim Reporting to calculate our interim income tax provision. We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to ordinary income (loss) for the reporting period.

We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. Certain of our TRS Lessees have incurred operating losses in the past and the realizability of certain of our deferred tax assets as of September 30, 2025 is not reasonably assured. Therefore, we have recorded a valuation allowance of $3.1 million against a portion of our deferred tax assets at September 30, 2025. We may reverse the valuation allowance in the future as additional evidence becomes available to support the realizability of the deferred tax assets.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. In general, we are not subject to tax examinations by tax authorities for years before 2022. In the normal course of business, we are subject to examination by federal, state, and local jurisdictions where applicable. We had no unrecognized tax benefits at September 30, 2025. We expect no significant increase or decrease in unrecognized tax benefits due to changes in tax positions within the next year.

NOTE 14 - EARNINGS PER SHARE

The following is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(11,760)	$(3,556)	$(9,100)	$37,975
Adjusted for:
Distributions to and accretion of redeemable non-controlling interests	(656)	(656)	(1,970)	(1,970)
Preferred dividends	(3,968)	(3,968)	(11,906)	(11,906)
Losses attributable to non-controlling interests in joint ventures	3,565	3,274	3,051	4,011
Dividends paid on unvested time-based restricted stock	(113)	(85)	(324)	(225)
Allocation of loss (income) to participating securities	1,415	719	2,211	(3,655)
Numerator for (loss) income per common stockholder - basic	(11,517)	(4,272)	(18,038)	24,230
Adjusted for:
Interest rate effect on assumed conversion of convertible debt	—	—	—	3,244
Allocation of income to participating securities (1)	—	—	—	3,864
Numerator for (loss) income per common stockholder - diluted	$(11,517)	$(4,272)	$(18,038)	$31,338

Denominator:
Weighted average common shares outstanding - basic	105,889	106,033	107,169	105,891
Adjusted for:
Dilutive effect of equity-based compensation awards	—	—	—	2,551
Effect of assumed conversion of convertible debt	—	—	—	25,614
Effect of assumed conversion of Operating Partnership units	—	—	—	15,947
Weighted average common shares outstanding - diluted	105,889	106,033	107,169	150,003

Net (loss) income per share available to common stockholders:
Basic	$(0.11)	$(0.04)	$(0.17)	$0.23
Diluted	$(0.11)	$(0.04)	$(0.17)	$0.21

(1)    Balances reflect potentially dilutive securities issuable based on the estimated vesting of performance-based restricted stock assuming that the reporting date is the vesting date and unvested time-based restricted stock using the treasury stock method. These shares were not included for the three months ended September 30, 2025 and 2024, and the nine months ended September 30, 2025 since their inclusion would have been anti-dilutive.

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

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash payments for interest	$58,053	$60,269
Accrued improvements to lodging properties	$9,997	$10,269
Cash payments for income taxes, net of refunds	$1,225	$2,252
Accrued and unpaid dividends on unvested performance-based restricted stock	$642	$143

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

Lodging revenues and Hotel EBITDA, including significant lodging expenses for our single reportable operating segment, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lodging property revenues:
Room	$156,323	$157,408	$490,653	$497,864
Food and beverage	10,017	9,272	32,202	30,174
Other	10,777	10,127	31,657	30,814
Total revenues	177,117	176,807	554,512	558,852

Lodging property expenses:
Room	38,958	37,286	114,256	111,303
Sales and marketing	23,630	22,763	72,187	71,004
Administrative and general	14,408	14,515	43,736	43,671
Property taxes, insurance and other	14,106	13,250	41,123	40,822
Food and beverage	8,217	7,289	24,596	23,130
Property operations & maintenance	8,410	7,712	24,487	22,752
Utility costs	7,999	7,495	21,968	20,436
Management fees	3,142	2,728	12,048	12,059
Other lodging property expenses	4,128	3,845	12,062	12,198
Total lodging property expenses	122,998	116,883	366,463	357,375
Hotel EBITDA	$54,119	$59,924	$188,049	$201,477

A reconciliation of (Loss) income from continuing operations before income taxes as shown on our Condensed Consolidated Statements of Operations to Hotel EBITDA is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Loss) income from continuing operations before income taxes	$(12,112)	$(3,224)	$(7,520)	$40,899
Adjusted for:
Depreciation and amortization	37,634	36,708	112,123	109,965
Corporate general and administrative	7,845	7,473	24,696	24,488
Transaction costs	—	10	—	10
Loss (gain) on disposal of assets, net	57	(22)	136	(28,439)
Interest expense	20,676	20,428	61,260	62,840
Interest income	(259)	(450)	(836)	(1,473)
Gain on extinguishment of debt	—	—	—	(3,000)
Other expense (income), net	278	(999)	(1,810)	(3,813)
Hotel EBITDA	$54,119	$59,924	$188,049	$201,477

NOTE 17 - SUBSEQUENT EVENTS

Dividends

On October 31, 2025, our Board of Directors declared quarterly cash dividends and distributions of $0.08 per share on our Common Stock and per Common Unit of the Operating Partnership and cash dividends of $0.390625 per share of 6.25% Series E Preferred Stock and $0.3671875 per share of 5.875% Series F Preferred Stock. The Board of Directors also declared on behalf of the Operating Partnership, a cash distribution of $0.328125 per share of the Operating Partnership's unregistered 5.250% Series Z Cumulative Perpetual Preferred Units. The dividends and distributions are payable on November 28, 2025 to holders of record as of November 14, 2025.

Lodging Property Sales

In June 2025, the GIC Joint Venture entered into a purchase and sale agreement to sell the 107-guestroom Courtyard by Marriott in Amarillo, TX for a selling price of $20.0 million. The sale of the property closed in October 2025 according to the terms of the agreement, and the GIC Joint Venture will recognize a gain on sale of approximately $4.2 million in the fourth quarter of 2025.

In July 2025, we entered into a purchase and sale agreement to sell the 123-guestroom Courtyard by Marriott in Kansas City, MO for a selling price of $19.0 million. We closed on the sale of the property in October 2025 according to the terms of the agreement and will recognize a gain on sale of approximately $2.5 million in the fourth quarter of 2025.

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

Cautionary Statement about Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “forecast,” “project,” “potential,” “continue,” “likely,” “will,” “would” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•global, national, regional, and local economic and geopolitical conditions and events, including wars or potential hostilities, such as future terrorist attacks, that may negatively affect business transient, group, international and other travel or consumer behavior;
•changes in federal or state regulations or policies, such as the effect of significantly increased tariffs or retaliatory responses to increased tariffs, that could affect our business;
•the effect of government shut-downs;
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
•changes in zoning laws;
•significant increases in real property taxes;
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
•availability, terms, and deployment of capital;
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
•the effect of a data breach or significant disruption of property operator information technology networks, including as a result of cyber-attacks that are greater than insurance coverages or indemnities from service providers;
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
•the announced share repurchase program which may not result in the full authorized amount being expended to repurchase shares of our common stock and could affect our share price and volatility; and
•the other factors discussed under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Overview

Summit Hotel Properties, Inc. is a self-managed lodging property investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. Our lodging properties are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership, Summit Hotel OP, LP (the “Operating Partnership”). Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At September 30, 2025, we owned, directly and indirectly, approximately 89% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding 6.25% Series E and 5.875% Series F preferred units of limited partnership interest. NewcrestImage Holdings, LLC and NewcrestImage Holdings II, LLC own all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units of the Operating Partnership (“Series Z Preferred Units”), which was issued as part of the NCI Transaction (as defined in “Note 5 -Debt” to the accompanying Condensed Consolidated Financial Statements). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as “Preferred Units.”

At September 30, 2025, our portfolio consisted of 97 lodging properties with a total of 14,577 guestrooms located in 25 states of the United States of America. We own our lodging properties in fee simple, except for seven lodging properties which are subject to ground leases or subleases. As of September 30, 2025, we own 100% of the outstanding equity interests in 53 of the 97 lodging properties. We own a 51% controlling interest in 41 lodging properties through a joint venture that was formed in July 2019 with USFI G-Peak, Ltd. (“GIC”), a private limited company incorporated in the Republic of Singapore (the “GIC Joint Venture”). We also own 90% equity interests in two separate joint ventures (the “Brickell Joint Venture” and the “Onera Joint Venture”). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

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

Management Company	Number of Properties	Number of Guestrooms
Affiliates of Aimbridge Hospitality, LLC	51	7,675
OTO Development, LLC	11	1,560
Affiliates of Magna Hospitality Group, L.C.	10	1,619
Stonebridge Realty Advisors, Inc. and affiliates	7	1,042
Crestline Hotels & Resorts, LLC	7	926
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	3	413
White Lodging Services Corporation	2	453
Hersha Hospitality Management	2	338
MIA Hospitality Management, LLC	2	264
InterContinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Blink Data Services, LLC	1	35
Total	97	14,577

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

Our revenues are derived from lodging property operations and consist of room revenue, food and beverage revenue and other lodging property operations revenue. Revenues from our other lodging property operations consist of ancillary revenues related to parking, cancellation fees, meeting rooms, and other guest services provided at certain of our lodging properties.

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

During the nine months ended September 30, 2025, the Company repurchased 3,585,179 shares of our Common Stock under the 2025 Share Repurchase Program for an aggregate purchase price and commissions of $15.4 million, or an average of approximately $4.30 per share. As of September 30, 2025, approximately $34.6 million remained available for repurchase under the 2025 Stock Repurchase Program.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of demand, and therefore lodging revenues, include changes in gross domestic product, corporate profits, capital investments, employment, government policy, inbound international travel, and consumer and corporate sentiment. From a cost perspective, elevated inflation increased the cost of salaries, wages, supplies, material, freight, insurance, and energy in recent years. A portion of these costs were partially offset by increases in average guestroom rates for lodging properties. Expense growth has moderated to a pace consistent with historical long-term inflation rates; however, certain costs remain above historical levels and could be further affected by changes in tariff policies and agreements.

Recently, we have experienced a modest same-store revenue decline resulting primarily from a reduction in government-related and inbound international travel. Ongoing macroeconomic uncertainty has had a negative effect on consumer and corporate sentiment and spending, and resulted in modest near-term pricing pressure in certain lodging demand segments. This uncertainty has been driven by recent policy changes, including tariff policies, ongoing concerns related to inflationary pressures and the recent government shutdown. The medium- and long-term outlook for the industry remains favorable as forecasted room night demand growth and increases in average daily rate, coupled with minimal supply growth, are expected to drive industry RevPAR growth over the next several years.

Our Lodging Property Portfolio

According to current chain scales as defined by STR Global (“STR”), as of September 30, 2025, six of our lodging properties with a total of 953 guestrooms are categorized as Upper-upscale hotels, 74 of our lodging properties with a total of 11,296 guestrooms are categorized as Upscale hotels and 15 of our lodging properties with a total of 2,248 guestrooms are categorized as Upper-midscale hotels. We have two independent lodging properties that are not categorized by STR. Lodging property information at September 30, 2025 is as follows:

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

Comparison of the Three Months Ended September 30, 2025 with the Three Months Ended September 30, 2024

The following table contains key operating metrics for our portfolio for the three months ended September 30, 2025 compared with the three months ended September 30, 2024 (dollars in thousands, except ADR and RevPAR).

	Three Months Ended September 30,				Quarter-over-Quarter		Quarter-over-Quarter
	2025		2024		Dollar Change		Percentage Change
	Total Portfolio (97 properties)	Same-Store (1) Portfolio (95 properties)	Total Portfolio (96 properties)	Same-Store Portfolio (95 properties)	Total Portfolio (97/96 properties)	Same-Store Portfolio (95 properties)	Total Portfolio (97/96 properties)	Same-Store Portfolio (95 properties)
Revenues:
Room	$156,323	$151,008	$157,408	$156,576	$(1,085)	$(5,568)	(0.7)%	(3.6)%
Food and beverage	10,017	9,808	9,272	9,262	745	546	8.0%	5.9%
Other	10,777	10,626	10,127	10,072	650	554	6.4%	5.5%
Total	$177,117	$171,442	$176,807	$175,910	$310	$(4,468)	0.2%	(2.5)%

Expenses:
Room	$38,958	$37,849	$37,286	$37,026	$1,672	$823	4.5%	2.2%
Food and beverage	8,217	8,051	7,289	7,274	928	777	12.7%	10.7%
Other lodging property operating expenses	58,575	56,732	56,330	56,012	2,245	720	4.0%	1.3%
Total	$105,750	$102,632	$100,905	$100,312	$4,845	$2,320	4.8%	2.3%

Operational Statistics:
Occupancy	73.7%	73.5%	73.7%	73.7%	n/a	n/a	—%	(0.3)%
ADR	$158.25	$157.62	$162.95	$163.14	$(4.70)	$(5.52)	(2.9)%	(3.4)%
RevPAR	$116.57	$115.77	$120.02	$120.23	$(3.45)	$(4.46)	(2.9)%	(3.7)%

(1)    Same-store information includes operating results for 95 hotels owned by the Company as of January 1, 2024, and at all times during the three months ended September 30, 2025, and 2024.

The portfolio information above for the three months ended September 30, 2025 and 2024 reflects operating results for various portions of each period for certain lodging properties as a result of the acquisition and sales of lodging properties. The following table details how the acquisition and disposition transactions affect each reporting period:

Portion of Operating Results Included
For the Three Months Ended
	Transaction	September 30,
	Date	2025	2024
Sold Properties:		(Total Portfolio)
Four Points by Marriott - San Francisco (Airport), CA	October 2024	None	Full Period

Acquired Properties:
Hampton Inn - Revere (Boston), MA	December 2024	Full Period	None
Hilton Garden Inn - Tysons Corner (Vienna), WA	December 2024	Full Period	None

Changes from the three months ended September 30, 2025 compared with the three months ended September 30, 2024 were due to the following:

•Revenues and RevPAR. Room revenues for our total portfolio during the third quarter of 2025 compared with the third quarter of 2024 decreased by $1.1 million as a result of a $5.6 million decrease in same-store revenues primarily driven by reduced government-related and inbound international travel, partially offset by a $4.5 million increase in room revenues due to the net effect of the acquisition of two lodging properties (the “2024 Acquired Properties”) and the sale of one lodging property during the fourth quarter of 2024 (the “Fourth Quarter 2024 Sold Property”).

Occupancy remained constant at 73.7% and ADR decreased by 2.9% for the total portfolio during the third quarter of 2025, which resulted in a 2.9% decrease in RevPAR. On a same-store basis, we experienced a decrease of 0.3% in occupancy and a 3.4% decrease in ADR during the third quarter of 2025. This resulted in a decrease in same-store RevPAR of 3.7%. The declines in ADR were driven by a modest shift in mix towards lower rated demand segments.

•Room Expenses. Room expenses for our total portfolio for the third quarter of 2025 compared with the third quarter of 2024 increased $1.7 million as a result of an $0.8 million increase in same-store room expenses primarily driven by an increase in labor and benefits expenses, and a $0.9 million increase in room expenses due to the net effect of the acquisition of the 2024 Acquired Properties and the sale of the Fourth Quarter 2024 Sold Property.

•Food and Beverage Revenues and Expenses. Total portfolio food and beverage revenues increased $0.7 million for the third quarter of 2025 compared with the third quarter of 2024 primarily due to a $0.5 million increase in same-store food and beverage revenues driven by the modification of certain breakfast programs and an increase in banquet and catering revenue due to the completion of renovations at various properties. In addition, food and beverage revenues increased $0.2 million due to the net effect of the acquisition of the 2024 Acquired Properties and the sale of the Fourth Quarter 2024 Sold Property. Total portfolio food and beverage expenses increased by $0.9 million as a result of a $0.8 million increase in same-store food and beverage expenses primarily to support the increase in food and beverage revenues.

•Other Lodging Property Operating Revenues and Expenses. Other lodging property operating revenues for our total portfolio during the third quarter of 2025 compared with the third quarter of 2024 increased $0.7 million primarily due to an increase in same-store resort and parking fees.

The $2.2 million increase in other lodging property operating expenses for the total portfolio for the three months ended September 30, 2025 in comparison with the three months ended September 30, 2024 was attributable to a $0.7 million increase in same-store other lodging property operating expenses combined with a $1.5 million increase due to the net effect of the acquisition of the 2024 Acquired Properties and the sale of the Fourth Quarter 2024 Sold Property. The same-store increase was driven by increased labor costs, property operation and maintenance costs, and utilities.

The following table includes other consolidated income and expenses for the three months ended September 30, 2025 compared with the three months ended September 30, 2024 (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	Dollar Change	Percentage Change
Property taxes, insurance and other	$14,106	$13,250	$856	6.5%
Management fees	3,142	2,728	414	15.2%
Depreciation and amortization	37,634	36,708	926	2.5%
Corporate general and administrative	7,845	7,473	372	5.0%
Interest expense	20,676	20,428	248	1.2%
Interest income	259	450	(191)	(42.4)%
Other (expense) income, net	(278)	999	(1,277)	nm¹
Income tax (benefit) expense	(352)	332	(684)	nm¹

¹ Not meaningful.

Changes for the three months ended September 30, 2025 compared with the three months ended September 30, 2024 were due to the following:

•Property Taxes, Insurance and Other. Property taxes, insurance and other increased $0.9 million during the three months ended September 30, 2025 as a result of a $0.6 million increase in property tax expenses, a $0.5 million decrease in franchise tax refunds in the current period and a $0.1 million increase in sales and use taxes, partially offset by a $0.3 million decrease in insurance premiums. The increase in property tax expenses was primarily due to increased property assessment values in certain locations and the net effect of the acquisition of the 2024 Acquired Properties and the sale of the Fourth Quarter 2024 Sold Property. The decrease in insurance premiums was due to favorable rates in the current period for our property and casualty insurance.

•Management Fees. Management fees increased by $0.4 million during the three months ended September 30, 2025 primarily due to amendments to certain property management agreements in 2024, which resulted in lower management fees during the three months ended September 30, 2024.

•Depreciation and Amortization. Depreciation and amortization increased by $0.9 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due to an increase of $0.9 million in depreciation and amortization as a result of the net effect of the acquisition of the 2024 Acquired Properties and the sale of the Fourth Quarter 2024 Sold Property. Same store depreciation and amortization was consistent between periods as the reduction from fully depreciated assets offset the additional depreciation expense related to assets placed in service as a result of completed renovations.

•Corporate General and Administrative. Corporate general and administrative expenses increased by $0.4 million during the three months ended September 30, 2025 primarily due to increases in professional fees and corporate employee-related costs.

•Interest Expense. Interest expense increased by $0.2 million during the three months ended September 30, 2025, primarily due to an increase in amortization of deferred financing costs related to the refinancing of the $400 million GIC Joint Venture term loan in July 2025.

•Interest Income. Interest income decreased by $0.2 million during the three months ended September 30, 2025, due to non-cash interest income related to the amortization of the Onera Purchase Option recorded during the three months ended September 30, 2024, which was fully amortized in September 2024, combined with a decrease related to interest earned on money market accounts.

•Other (Expense) Income, net. Other (expense) income, net for the three months ended September 30, 2025 consists primarily of $0.9 million in costs related to property manager transitions, $0.3 million of expensed debt transaction costs related to the refinancing of the 2022 GIC Joint Venture Term Loan with the $400 million 2025 GIC Joint Venture Term Loan and a net casualty loss of $0.5 million, partially offset by $0.7 million of third-party tenant income and the realization of approximately $0.6 million of tax rebates related to the NCI Transaction during the period.

Other (expense) income, net for the three months ended September 30, 2024 consists primarily of $0.5 million of third-party tenant income and the realization of approximately $0.8 million of tax rebates related to the NCI Transaction during the period, partially offset by a net casualty loss of $0.2 million.

•Income Tax Expense. The Company recorded an income tax benefit of $0.4 million during the three months ended September 30, 2025, compared to a $0.3 million tax expense during the same period in the previous year. Income tax expense varies based on changes in our effective tax rate and variability in quarterly net income (loss).

Comparison of the Nine Months Ended September 30, 2025 with the Nine Months Ended September 30, 2024

The following table contains key operating metrics for our portfolio for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 (dollars in thousands, except ADR and RevPAR):

	Nine Months Ended September 30,
	2025		2024		Dollar Change		Percentage Change
	Total Portfolio (97 properties)	Same-Store (1) Portfolio (95 properties)	Total Portfolio (96 properties)	Same-Store Portfolio (95 properties)	Total Portfolio (97/96 properties)	Same-Store Portfolio (95 properties)	Total Portfolio (97/96 properties)	Same-Store Portfolio (95 properties)
Revenues:
Room	$490,653	$476,859	$497,864	$487,997	$(7,211)	$(11,138)	(1.4)%	(2.3)%
Food and beverage	32,202	31,630	30,174	29,897	2,028	1,733	6.7%	5.8%
Other	31,657	31,238	30,814	30,317	843	921	2.7%	3.0%
Total	$554,512	$539,727	$558,852	$548,211	$(4,340)	$(8,484)	(0.8)%	(1.5)%

Expenses:
Room	$114,256	$111,195	$111,303	$109,031	$2,953	$2,164	2.7%	2.0%
Food and beverage	24,596	24,099	23,130	22,877	1,466	1,222	6.3%	5.3%
Other lodging property operating expenses	174,440	169,497	170,061	166,363	4,379	3,134	2.6%	1.9%
Total	$313,292	$304,791	$304,494	$298,271	$8,798	$6,520	2.9%	2.2%

Operational Statistics:
Occupancy	74.5%	74.5%	74.3%	74.5%	n/a	n/a	0.3%	—%
ADR	$165.56	$165.46	$168.75	$168.82	$(3.19)	$(3.36)	(1.9)%	(2.0)%
RevPAR	$123.42	$123.32	$125.42	$125.82	$(2.00)	$(2.50)	(1.6)%	(2.0)%

(1)    Same-store information includes operating results for 95 hotels owned by the Company as of January 1, 2024, and at all times during the nine months ended September 30, 2025, and 2024.

The total portfolio information above for the nine months ended September 30, 2025 and 2024 reflects operating results for various portions of each period for certain lodging properties as a result of the sales and acquisitions of lodging properties. The following table details how the acquisition and disposition transactions affect each reporting period:

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

Changes from the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 were due to the following:

•Revenues and RevPAR. Room revenues for our total portfolio for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 decreased by $7.2 million as a result of an $11.1 million decrease in same-store room revenues primarily driven by reduced government-related and inbound international travel and a decrease in ADR, partially offset by a $3.9 million increase in room revenues due to the net effect of the acquisition of the 2024 Acquired Properties and the sale of five lodging properties in the prior year (the “2024 Sold Properties”).

Occupancy increased by 0.3% and ADR decreased by 1.9% for the total portfolio during the nine months ended September 30, 2025, which resulted in a 1.6% decrease in RevPAR. On a same store basis, occupancy remained flat at 74.5%, and we experienced a 2.0% decrease in ADR during the nine months ended September 30, 2025. This resulted in a decrease in same-store RevPAR of 2.0% for the nine months ended September 30, 2025. The declines in ADR were primarily driven by a modest shift in mix towards lower rated demand channels.

•Room Expenses. Room expenses for our total portfolio for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 increased by $3.0 million primarily due to a $2.2 million increase in same-store room expenses driven by an increase in labor costs, and an increase of $0.8 million as a result of the net effect of the acquisition of the 2024 Acquired Properties and the sale of the 2024 Sold Properties.

•Food and Beverage Revenues and Expenses. Total portfolio food and beverage revenues for the nine months ended September 30, 2025 increased by $2.0 million due to a $1.7 million increase in same-store food and beverage revenues as a result of the modification of certain breakfast offerings, special events and additional banquet and catering revenues due to the completion of renovations at various properties. In addition, food and beverage revenues increased $0.3 million due to the net effect of the acquisition of the 2024 Acquired Properties and the disposition of the 2024 Sold Properties. Total portfolio food and beverage expenses increased by $1.5 million, which is commensurate with the increase in food and beverage revenues.

•Other Revenues and Other Lodging Property Operating Expenses. Other lodging property operating revenues for our total portfolio during the nine months ended September 30, 2025 increased by $0.8 million as a result of a $0.9 million increase in same-store other lodging property and operating revenues related to an increase in amenity and parking fees, partially offset by a $0.1 million decrease in other lodging property operating revenues driven by the net effect of the acquisition of the 2024 Acquired Properties and the sale of the 2024 Sold Properties.

The $4.4 million increase in other lodging property operating expenses for the total portfolio for the nine months ended September 30, 2025 was driven by increased labor costs and utilities.

The following table includes other consolidated income and expenses for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percentage Change
Property taxes, insurance and other	$41,123	$40,822	$301	0.7%
Management fees	12,048	12,059	(11)	(0.1)%
Depreciation and amortization	112,123	109,965	2,158	2.0%
Corporate general and administrative	24,696	24,488	208	0.8%
(Loss) gain on disposal of assets, net	(136)	28,439	(28,575)	nm¹
Interest expense	61,260	62,840	(1,580)	(2.5)%
Interest income	836	1,473	(637)	(43.2)%
Gain on extinguishment of debt	—	3,000	(3,000)	nm¹
Other income, net	1,810	3,813	(2,003)	(52.5)%
Income tax expense	1,580	2,924	(1,344)	(46.0)%

¹ Not meaningful.

Changes from the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 were due to the following:

•Property Taxes, Insurance and Other. The $0.3 million increase in Property taxes, insurance and other during the nine months ended September 30, 2025 is the net effect of a $0.8 million increase in property taxes and a $0.5 million decrease in franchise tax refunds, partially offset by a $1.0 million decrease in insurance premiums. The increase in property tax expenses was primarily due to increased property assessment values in certain locations, higher cash refunds in the comparable prior year period as a result of successful appeals, and the net effect of the acquisition of the 2024 Acquired Properties and the sale of the 2024 Sold Properties. The decrease in insurance premiums was due to favorable rates in the current period for our property and casualty insurance.

•Management Fees. Management fees were flat during the nine months ended September 30, 2025 due primarily to amendments to certain property management agreements during the nine months ended September 30, 2024, which resulted in lower property management fees in the prior year period, partially offset by decreases in management fees during the nine months ended September 30, 2025 as a result of a $7.2 million decrease in room revenues.

•Depreciation and Amortization. Depreciation and amortization increased by $2.2 million during the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 primarily due to an increase of $3.3 million in depreciation and amortization expense as a result of the net effect of the acquisition of the 2024 Acquired Properties and the sale of the 2024 Sold Properties, partially offset by a $1.1 million decrease in same-store depreciation and amortization as the reduction from fully depreciated assets exceeded the depreciation of assets placed in service as a result of completed renovations.

•Corporate General and Administrative. Corporate general and administrative expenses increased by $0.2 million during the nine months ended September 30, 2025 primarily due to increases in professional fees and corporate employee-related costs.

•Loss (Gain) on Disposal of Assets, net. Loss (gain) on disposal of assets, net of $28.6 million for the nine months ended September 30, 2024 was primarily the result of a $28.3 million gain recorded on the sale of a portfolio of two lodging properties in New Orleans, LA during the nine months ended September 30, 2024.

•Interest Expense. Interest expense decreased by $1.6 million during the nine months ended September 30, 2025 primarily due to lower average interest rates during the nine months ended September 30, 2025.

•Interest Income. Interest income decreased by $0.6 million during the nine months ended September 30, 2025 due to non-cash interest income related to the amortization of the Onera Purchase Option recorded during the nine months ended September 30, 2024, which was fully amortized in September 2024, combined with a decrease related to interest earned on money market accounts for the current period.

•Gain on Extinguishment of Debt. The gain on extinguishment of debt for the nine months ended September 30, 2024 was the result of the repayment of a mortgage loan in June 2024 prior to its scheduled maturity date, which resulted in a net gain on extinguishment of debt of $3.0 million after legal fees and unamortized debt issuance costs that were written-off on the closing date.

•Other Income, net. Other income, net for the nine months ended September 30, 2025 consists primarily of third-party tenant income of $2.3 million, the realization of $1.6 million of tax rebates related to the NCI Transaction, and $0.4 million in amortization of key money liabilities, partially offset by a net casualty loss of $1.2 million, $0.9 million of costs related to property manager transitions, and $0.3 million of expensed debt transaction costs related to the refinancing of the 2022 GIC Joint Venture Term Loan with the $400 million 2025 GIC Joint Venture Term Loan.

Other income, net for the nine months ended September 30, 2024 consists primarily of third-party tenant income of $1.7 million, the realization of $1.5 million of tax rebates related to the NCI Transaction, and net casualty income of $0.6 million.

•Income Tax Expense. The Company recorded $1.6 million in income tax expense for the nine months ended September 30, 2025, which represents a decrease of $1.3 million from the nine months ended September 30, 2024. Income tax expense varies based on changes in our effective tax rate and variability in net income (loss).

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

FFO and AFFO

As defined by the National Association of Real Estate Investment Trusts (“Nareit”), FFO represents net income or loss (computed in accordance with GAAP), excluding preferred dividends, gains (or losses) from sales of real property, impairment losses on real estate assets, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization related to real estate assets, and adjustments for unconsolidated partnerships, and joint ventures. AFFO represents FFO excluding amortization of deferred financing costs, franchise fees, equity-based compensation expense, debt transaction costs, premiums on redemption of preferred shares, losses from net casualties, non-cash lease expense, non-cash interest income, and non-cash income tax related adjustments to our deferred tax assets. Unless otherwise indicated, we present FFO and AFFO applicable to our Common Stock and Common Units. We present FFO and AFFO because we consider FFO and AFFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of REITs, many of which present FFO and AFFO when reporting their results. FFO and AFFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and AFFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and AFFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our computation of FFO differs slightly from the computation of Nareit-defined FFO related to the reporting of corporate depreciation and amortization expense, which is de minimis. Our computation of FFO may also differ from the methodology for calculating FFO used by other equity REITs and, accordingly, may not be comparable to such other REITs. FFO and AFFO should not be considered as alternatives to net income (loss) (computed in accordance with GAAP), as an indicator of our liquidity, nor are they indicative of funds available to meet our cash needs, including our ability to pay dividends or make distributions. Where indicated in this Quarterly Report on Form 10-Q, FFO is based on our computation of FFO and not the computation of Nareit-defined FFO unless otherwise noted.

The following is an unaudited reconciliation of our Net (loss) income, determined in accordance with GAAP, to FFO and AFFO (in thousands, except per share/unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(11,760)	$(3,556)	$(9,100)	$37,975
Preferred dividends	(3,968)	(3,968)	(11,906)	(11,906)
Distributions to and accretion of redeemable non-controlling interests	(656)	(656)	(1,970)	(1,970)
Loss related to non-controlling interests in consolidated joint ventures	3,565	3,274	3,051	4,011
Net (loss) income applicable to common shares and Common Units	(12,819)	(4,906)	(19,925)	28,110
Real estate-related depreciation	37,064	35,721	110,421	106,590
Loss (gain) on disposal of assets and other dispositions, net	57	(22)	136	(28,439)
FFO adjustments related to non-controlling interests in consolidated joint ventures	(8,013)	(7,658)	(24,261)	(22,704)
FFO applicable to common shares and Common Units	16,289	23,135	66,371	83,557
Amortization of deferred financing costs	1,929	1,640	5,279	4,880
Amortization of franchise fees	180	169	530	494
Amortization of intangible assets, net	263	698	787	2,520
Equity-based compensation	2,049	1,854	6,754	6,337
Transaction costs	—	10	—	10
Debt transaction costs	323	66	338	647
Gain on extinguishment of debt	—	—	—	(3,000)
Non-cash interest income	—	(134)	—	(400)
Non-cash lease expense, net	108	110	374	332
Casualty losses (gains), net	470	244	1,194	(637)
Deferred tax (benefit) expense	(532)	—	636	(3)
Other	885	604	885	966
AFFO adjustments related to non-controlling interests in consolidated joint ventures	(711)	(786)	(1,829)	(1,727)
AFFO applicable to common shares and Common Units	$21,253	$27,610	$81,319	$93,976
FFO per share of common share/Common Unit	$0.13	$0.19	$0.54	$0.67
AFFO per common share/Common Unit	$0.17	$0.22	$0.66	$0.76

Weighted-average diluted common shares/Common Units	121,635	124,580	123,211	124,389

The following is an unaudited reconciliation of weighted-average diluted shares of Common Stock to non-GAAP weighted-average diluted shares of Common Shares and Common Units for FFO and AFFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average common shares outstanding - diluted	105,889	106,033	107,169	150,003
Adjusted for:
Non-GAAP adjustment for restricted stock awards (1)	2,737	2,604	2,688	—
Non-GAAP adjustment for dilutive effects of Common Units (2)	13,009	15,943	13,354	—
Non-GAAP adjustment for dilutive effect of shares of common stock issuable upon conversion of convertible debt (3)	—	—	—	(25,614)
Non-GAAP weighted diluted share of common stock and Common Units (3)	121,635	124,580	123,211	124,389

(1)    The weighted-average diluted shares of Common Stock and Common Units used to calculate FFO and AFFO per share of Common Stock and Common Units for the three months ended September 30, 2025 and 2024, and the nine months ended September 30, 2025 are added to the weighted average diluted common shares outstanding since the weighted average diluted common shares outstanding exclude the dilutive effect of our outstanding restricted stock awards because they would have been antidilutive.

The weighted-average diluted shares of Common Stock and Common Units used to calculate FFO and AFFO per share of Common Stock and Common Units for the nine months ended September 30, 2024 include the dilutive effect of our outstanding restricted stock awards.

(2)    The Company includes the outstanding OP units issued by Summit Hotel OP, LP, the Company’s operating partnership, held by limited partners other than the Company because the OP units are redeemable for cash or, at the Company’s option, shares of the Company’s common stock on a one-for-one basis. The weighted average common shares outstanding - diluted included the OP units for the nine months ended September 30, 2024 since those units were included in our calculation of our fully diluted earnings per share calculation.

(3)    The weighted-average shares of Common Stock and Common Units used to calculate FFO and AFFO per share of Common Stock and Common Unit for the three and nine months ended September 30, 2025 and 2024 exclude the potential dilution related to our Convertible Notes as we intend to settle the Convertible Notes at maturity in cash.

AFFO applicable to shares of common stock and Common Units decreased by $6.4 million for the three months ended September 30, 2025 compared with the three months ended September 30, 2024 and decreased by $12.7 million for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. The decrease for the three months ended September 30, 2025 is primarily the result of a decrease in Hotel EBITDA due to a decline in same-store RevPAR and the net effect of the acquisition of the 2024 Acquired Properties and the sale of the Fourth Quarter 2024 Sold Property. The decrease for the nine months ended September 30, 2025 is primarily the result of a decrease in Hotel EBITDA due to a decline in same-store RevPAR and the net effect of the acquisition of the 2024 Acquired Properties and the sale of the 2024 Sold Properties.

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

The following is an unaudited reconciliation of our Net (loss) income, determined in accordance with GAAP, to EBITDA, EBITDAre and Adjusted EBITDAre, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(11,760)	$(3,556)	$(9,100)	$37,975
Depreciation and amortization	37,634	36,708	112,123	109,965
Interest expense	20,676	20,428	61,260	62,840
Interest income on cash deposits	(89)	(145)	(334)	(566)
Income tax (benefit) expense	(352)	332	1,580	2,924
EBITDA	46,109	53,767	165,529	213,138
Loss (gain) on disposal of assets and other dispositions, net	57	(22)	136	(28,439)
EBITDAre	46,166	53,745	165,665	184,699
Amortization of key money liabilities	(129)	(120)	(387)	(362)
Equity-based compensation	2,049	1,854	6,754	6,337
Transaction costs	—	10	—	10
Debt transaction costs	323	66	338	647
Gain on extinguishment of debt	—	—	—	(3,000)
Non-cash interest income	—	(134)	—	(400)
Non-cash lease expense, net	108	110	374	332
Casualty losses (gains), net	470	244	1,194	(637)
Other	885	604	885	966
Loss related to non-controlling interests in consolidated joint ventures	3,565	3,274	3,051	4,011
Adjustments related to non-controlling interests in consolidated joint ventures	(14,174)	(14,313)	(42,685)	(42,542)
Adjusted EBITDAre	$39,263	$45,340	$135,189	$150,061

Adjusted EBITDAre decreased $6.1 million for the three months ended September 30, 2025 in comparison with the three months ended September 30, 2024 and decreased $14.9 million for the nine months ended September 30, 2025 in comparison with the nine months ended September 30, 2024. The decrease for the three months ended September 30, 2025 is primarily the result of a decrease in Hotel EBITDA due to a decline in same-store RevPAR and the net effect of the acquisition of the 2024 Acquired Properties and the sale of the Fourth Quarter 2024 Sold Property. The decrease for the nine months ended September 30, 2025 is primarily the result of a decrease in Hotel EBITDA due to a decline in same-store RevPAR and the net effect of the acquisition of the 2024 Acquired Properties and the sale of the 2024 Sold Properties.

Liquidity and Capital Resources

Our short-term cash obligations consist primarily of operating expenses and other expenditures directly associated with our lodging properties, recurring maintenance and capital expenditures necessary to maintain our lodging properties in accordance with internal and brand standards, capital expenditures to improve our lodging properties, interest payments, settlement of interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, our joint venture acquisitions and capital requirements, contractual lease payments, corporate overhead, and dividends and distributions to our stockholders and unitholders when declared and paid. Our corporate overhead primarily consists of employee compensation expenses, professional fees, corporate insurance and rent expenses. Cash requirements for our corporate overhead expenses (excluding non-cash equity-based compensation), which are generally paid from operating cash flows, were $17.9 million and $18.2 million, for the nine months ended September 30, 2025 and 2024, respectively. We generally expect our corporate overhead expenses to remain consistent with the level of our operating activities and market conditions for goods and services.

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

At September 30, 2025, we have scheduled debt principal payments in the next 12 months totaling $0.5 million in addition to our convertible notes totaling $287.5 million which mature in February 2026. In March 2025, we closed a $275 million delayed draw term loan (the “$275 Million 2025 Delayed Draw Term Loan”) that will be used to refinance a significant portion of our convertible notes upon maturity. The $275 Million 2025 Delayed Draw Term Loan has a delayed draw feature through March 1, 2026 to ensure the funds are available through the maturity date of the convertible notes. In addition, in May 2025, we closed on a $58 million mortgage loan (the “Brickell Mortgage Loan”) with Wells Fargo Bank, N.A., as administrative agent, to refinance the loan with City National Bank of Florida that matured in June 2025.

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

In August 2025, subsidiaries of the GIC Joint Venture that are the borrowers under the GIC Joint Venture Term Loan entered into two $150 million forward-starting interest rate swaps to fix one-month term SOFR until January 2028. The interest rate swaps have an effective date of January 13, 2026 and a termination date of January 13, 2028. Pursuant to the interest rate swaps, we will pay a fixed rate of 3.26% and 3.27% for each of the two $150 million interest rate swaps respectively, and receive the one-month term SOFR floating rate index.

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

Outstanding Indebtedness

At September 30, 2025, we had $20 million in borrowings under our $400 Million Revolver, $200 million outstanding on our $200 Million Term Loan, and $200 million outstanding on our 2024 Term Loan (each of such credit facilities are defined in “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements). Each of the credit facilities was supported by the 53 lodging properties included in the credit facility borrowing base. We also had $287.5 million of Convertible Notes (as defined in “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements) outstanding.

At September 30, 2025, the GIC Joint Venture had $250 million outstanding under the GIC Joint Venture Credit Facility (as defined in “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements), which included borrowings of $125 million on its $125 Million Term Loan and $125 million on its $125 Million Revolver. The GIC Joint Venture Credit Facility is secured primarily by a first priority pledge of the equity interests in the subsidiaries that own the 15 lodging property borrowing base assets, and the related TRS entities, which wholly own the TRS Lessees. See “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements for additional information.

On May 15, 2025, the Company closed on a $58 million mortgage loan (the “Brickell Mortgage Loan”) for our dual-branded 264-guestroom AC Hotel by Marriott and Element Hotel in Miami, FL, with Wells Fargo Bank, N.A., as administrative agent, the proceeds of which were primarily used to repay the remaining $45.4 million balance of the mortgage loan with City National Bank of Florida that was scheduled to mature in June of 2025. The outstanding balance of the Brickell Mortgage Loan was $58 million at September 30, 2025.

The GIC Joint Venture has a mortgage loan outstanding totaling $12.3 million related to the acquisition of the Embassy Suites in Tucson, AZ in December 2021 and a Property Assessed Clean Energy (“PACE”) loan totaling $5.7 million that was assumed as part of the NCI Transaction in the first quarter of 2022.

In July 2025, the Company closed on a $400 million senior unsecured term loan (the “2025 GIC Joint Venture Term Loan”) that refinanced and replaced the GIC Joint Venture Term Loan (as defined in Note 5 - Debt to the Condensed Consolidated Financial Statements). The 2025 GIC Joint Venture Term Loan has an initial maturity date of July 2028 and can be extended for two 12-month periods at the Company’s option, subject to certain conditions, for a fully extended maturity date of July 2030.

As a result of the 2025 GIC Joint Venture Term Loan financing and the $275 Million 2025 Delayed Draw Term Loan financing that will be used to repay our $287.5 million Convertible Debt when it becomes due in February 2026, the Company has virtually no debt maturities until 2028 and has an average length to maturity of approximately 4.0 years.

For more information concerning our indebtedness, see “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements.

A summary of our debt at September 30, 2025 is as follows (dollars in thousands):

Lender	Interest Rate	Initial Maturity Date	Fully Extended Maturity Date	Number of Encumbered Properties	Principal Amount Outstanding
OPERATING PARTNERSHIP DEBT:
2023 Senior Credit Facility
Bank of America, NA
$400 Million Revolver (1)	6.37% Variable	6/21/2027	6/21/2028	n/a	$20,000
$200 Million Term Loan (1)	6.32% Variable	6/21/2026	6/21/2028	n/a	200,000
Total Senior Credit Facility					220,000

Convertible Notes	1.50% Fixed	2/15/2026	2/15/2026	n/a	287,500

Term Loans
Regions Bank 2024 Term Loan Facility (1)	6.32% Variable	2/26/2027	2/26/2029	n/a	200,000
$275 Million 2025 Delayed Draw Term Loan (1)	6.13% Variable	3/27/2028	3/27/2030	n/a	—
					200,000
Total Operating Partnership Debt					707,500

JOINT VENTURE DEBT:
Brickell Joint Venture Mortgage Loan
Wells Fargo Bank, N.A.	6.88% Variable	5/15/2028	5/15/2030	2	58,000

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver (2)	6.57% Variable	9/15/2027	9/15/2028	n/a	125,000
$125 Million Term Loan (2)	6.52% Variable	9/15/2027	9/15/2028	n/a	125,000
Bank of America, N.A. 2025 Term Loan (3)	6.67% Variable	7/24/2028	7/24/2030	n/a	400,000
Wells Fargo	4.99% Fixed	6/6/2028	6/6/2028	1	12,323
PACE loan	6.10% Fixed	7/31/2040	7/31/2040	n/a	5,660
Total GIC Joint Venture Credit Facility and Term Loans				1	667,983
Total Joint Venture Debt				3	725,983
Total Debt				3	$1,433,483

(1)    The 2023 Senior Credit Facility, the Regions Bank 2024 Term Loan Facility, and the $275 Million 2025 Delayed Draw Term Loan are supported by a borrowing base of 53 unencumbered hotel properties and their affiliates.
(2)    The $125 Million Revolver and the $125 Million Term Loan are secured by pledges of the equity in the entities that own 15 lodging properties and affiliated entities.
(3)    The GIC Joint Venture Term Loan with Bank of America, N.A. is secured by pledges of the equity in the entities that own 25 lodging properties and two parking garages and their affiliates.

Capital Expenditures

During the nine months ended September 30, 2025, we funded $56.4 million in capital expenditures on a consolidated basis. When taking into consideration only our pro rata portion related to our joint ventures, capital expenditures for the nine months ended September 30, 2025 were $48.7 million. We anticipate spending approximately $60 million to $65 million on capital expenditures on a pro rata basis during 2025. We expect to fund these expenditures through a combination of cash flows from operations and borrowings on our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flows

Unaudited cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by operating activities	$120,488	$134,138	$(13,650)
Net cash (used in) provided by investing activities	(61,789)	33,689	(95,478)
Net cash used in financing activities	(59,652)	(156,558)	96,906
Net change in cash, cash equivalents and restricted cash	$(953)	$11,269	$(12,222)

Changes from the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 were due to the following:

•Net cash provided by operating activities. Cash provided by operating activities for the nine months ended September 30, 2025 was the result of net income of $116.6 million, after adjusting for non-cash items such as depreciation and amortization and equity-based compensation, and a net change in working capital of $3.9 million. Cash provided by operating activities for the nine months ended September 30, 2024 was the result of net income of $128.2 million, after adjusting for non-cash items such as depreciation and amortization and equity-based compensation, and a net change in working capital of $6.0 million.

•Net cash (used in) provided by investing activities. Cash used in investing activities for the nine months ended September 30, 2025 was primarily due to $63.0 million of renovation and development expenditures, partially offset by the net cash proceeds of $1.3 million related to the sale of an undeveloped land parcel in San Antonio, TX in February 2025.

Cash provided by investing activities for the nine months ended September 30, 2024 was due to the net cash proceeds of $92.2 million from the sale of the Hyatt Place - Dallas (Plano), TX in February 2024, the sale of the Hilton Garden Inn - College Station, TX in April 2024, and the sale of the Courtyard by Marriott and SpringHill Suites - New Orleans, LA in April 2024, and the realization of a $9.9 million tax incentive related to the NCI Transaction, partially offset by $65.5 million of renovation and development expenditures.

•Net cash used in financing activities. Cash used in financing activities for the nine months ended September 30, 2025 was primarily related to the payment of dividends and distributions of approximately $58.7 million, repurchases of our common stock of approximately $15.4 million, financing costs of approximately $10.2 million primarily related to the $275 Million 2025 Delayed Draw Term Loan and the refinancing of the GIC Joint Venture Term Loan, $1.6 million related to employee withholding requirements on vested restricted stock, and $1.1 million of principal payments on debt, partially offset by net proceeds from the Brickell Mortgage Loan totaling $12.6 million, net borrowings on our line of credit of $10.0 million, and $4.0 million in net proceeds from the 2025 GIC Joint Venture Term Loan, and joint venture contributions of $0.8 million.

Cash used in financing activities for the nine months ended September 30, 2024 was primarily related to the repayment of our MetaBank and Bank of the Cascades term loans of $94.1 million, the payment of dividends and distributions of approximately $58.9 million, financing costs of approximately $3.0 million related to the 2024 Term Loan and our $200 Million GIC Joint Venture Credit Facility, and $0.9 million related to employee withholding requirements on vested restricted stock.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market-sensitive instruments. In pursuing our business strategies, the primary market risk to which we are exposed is interest rate risk. All of our outstanding loans are now indexed to the Secured Overnight Funding Rate (“SOFR”), and therefore, our primary interest rate exposure is to SOFR. We primarily use derivative financial instruments to manage interest rate risk.

At September 30, 2025, we were party to nine interest rate derivative agreements, pursuant to which we received variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

Contract Date	Effective Date	Expiration Date	Average Annual Effective Fixed Rate		Notional Amount
Operating Partnership:
June 11, 2018	December 31, 2018	December 31, 2025	2.92%		$125,000
July 26, 2022	January 31, 2023	January 31, 2027	2.60%		100,000
July 26, 2022	January 31, 2023	January 31, 2029	2.56%		100,000
June 5, 2025	June 2, 2025	May 15, 2028	3.57%		58,000
Total Operating Partnership					383,000

GIC Joint Venture:
March 24, 2023	July 1, 2023	January 13, 2026	3.35%		100,000
March 24, 2023	July 1, 2023	January 13, 2026	3.35%		100,000
January 19, 2024	October 1, 2024	January 13, 2026	3.77%		100,000
August 25, 2025	January 13, 2026	January 13, 2028	3.26%		150,000
August 25, 2025	January 13, 2026	January 13, 2028	3.27%		150,000
Total GIC Joint Venture					600,000
Total			3.17%	(1)	$983,000
(1)    Represents the weighted-average effective interest rate of our current interest rate swaps at September 30, 2025.

At September 30, 2025, after giving effect to our interest rate derivative agreements, $988.5 million, or 69%, of our consolidated debt had fixed interest rates and $445.0 million, or 31%, had variable interest rates. At September 30, 2025, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 75% of our total pro rata indebtedness when taking into consideration interest rate swaps that are currently in effect.

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

In August 2025, subsidiaries of the GIC Joint Venture that are the borrowers under the GIC Joint Venture Term Loan entered into two $150 million forward-starting interest rate swaps to fix one-month term SOFR until January 2028. The interest rate swaps have an effective date of January 13, 2026 and a termination date of January 13, 2028.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management team evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In April 2025, our Board of Directors authorized a share repurchase program that allows us to repurchase up to $50 million of our outstanding common stock. Our share repurchase program may change from time to time, and we may not repurchase shares in any particular amounts, in amounts consistent with historical practice, or at all. Our repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares and the timing and amount of repurchases, if any, will depend on several factors, including market and business conditions, applicable debt covenants, the timing and amount of cash proceeds from asset dispositions, the timing and amount of any like-kind exchange transactions and other tax-planning matters, the trading price of our common stock, the nature of other investment opportunities, and other factors as our Board of Directors may deem relevant from time to time. Repurchase activity could have a negative effect on our stock price, increase volatility, or fail to enhance stockholder value. Our share repurchase program may be amended, suspended, or terminated at any time.

Item 2.                                                      Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    None.
(b)    Not applicable.
(c)    On April 29, 2025, the Board of Directors authorized a share repurchase program. Our common stock may be repurchased from time to time depending upon market conditions, and repurchases may be made in the open market or through private transactions or by other means, including principal transactions with various financial institutions, accelerated share repurchases, forwards, options and similar transactions, and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The program does not obligate us to repurchase any specific number of shares or any specific dollar amount and may be suspended at any time at our discretion. As of September 30, 2025, the maximum dollar value of shares that may yet be purchased under the plans or programs was $34.6 million.

The following table represents shares repurchased from employees for payment of tax withholding obligations in connection with the vesting of restricted stock:

Period	Total Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2025 - July 31, 2025	—	$—	—
August 1, 2025 - August 31, 2025	—	$—	—
September 1, 2025 - September 30, 2025	5,369	$5.80	—
Total	5,369		—

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

Not applicable.

Item 5.                                                         Other Information.

During the quarter ended September 30, 2025, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: November 4, 2025	By:	/s/ William H. Conkling
William H. Conkling Executive Vice President and Chief Financial Officer (principal financial officer)