Form 10-K
period 2025-12-31
Summit Hotel Properties, Inc.
filed 2026-02-25
CIK 1497645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant’s as of June 30, 2025 was $530,950,829 based on the closing sale price of the registrant’s common stock on the New York Stock Exchange as of June 30, 2025.

As of February 12, 2026 the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 108,798,686.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A for its 2026 annual meeting of stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, are incorporated herein by reference into Part III, Items 10, 11, 12, 13 and 14.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2025
SUMMIT HOTEL PROPERTIES, INC.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “forecast,” “project,” “potential,” “continue,” “likely,” “will,” “would,” “commit,” “target,” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•global, national, regional and local economic and geopolitical conditions and events, including wars or potential hostilities, such as future terrorist attacks, that may negatively affect business transient, group, international and other travel or consumer behavior;
•changes in federal or state regulations or policies, such as the effect of significantly increased tariffs or retaliatory responses to increased tariffs, that could affect the labor market or our business;
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
•a data breach or significant disruption of our information technology systems and networks, or those of our brand or third-party property manager partners, due to cybersecurity incidents may result in losses that are greater than insurance coverages or indemnities from service providers. Cybersecurity incidents could also result in, among other things, a loss of business due to a decline in consumer confidence;
•our ability to manage rapidly advancing artificial intelligence technology related to our business;
•our ability to effectively manage our joint ventures with our joint venture partners;
•current and future changes to the IRC;
•our ability to continue to maintain an effective corporate responsibility program;
•our ability to successfully implement our share repurchase program or implement future share repurchase programs;
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

Overview

Summit Hotel Properties, Inc. is a self-managed lodging property investment company that was organized on June 30, 2010 as a Maryland corporation. The Company holds both general and limited partnership interests in Summit Hotel OP, LP (the “Operating Partnership”), a Delaware limited partnership also organized on June 30, 2010. We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. At December 31, 2025, our portfolio consisted of 95 lodging properties with a total of 14,347 guestrooms located in 24 states. We own our properties fee simple, except for six hotel properties which are subject to ground leases. As of December 31, 2025, we own 100% of the outstanding equity interests in 52 of our lodging properties. We own a 51% controlling interest in 40 lodging properties through a joint venture with USFI G-Peak Pte. Ltd. (“GIC”), a private limited company incorporated in the Republic of Singapore, (the “GIC Joint Venture”), and two 90% equity interests in separate joint ventures (the “Brickell Joint Venture” and the “Onera Joint Venture”). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

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

As of December 31, 2025, 86% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 91% were located within the top 100 MSAs, and over 99% of our guestrooms operated under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”), and InterContinental® Hotels Group (“IHG”). Our properties are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, universities, and leisure attractions.

See “Part II - Item 8. – Financial Statements and Supplementary Data – Note 3 - Investments in Lodging Property, net” for further information.

Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. Through a wholly owned subsidiary, we are the sole general partner of the Operating Partnership. At December 31, 2025, we owned, directly and indirectly, approximately 89% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding Series E and Series F preferred units of limited partnership interests. NewcrestImage Holdings, LLC owns all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units of the Operating Partnership (“Series Z Preferred Units”), which was issued as part of the NCI Transaction (as defined under “Part II - Item 8. – Financial Statements and Supplementary Data – Note 6 - Debt”). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as “Preferred Units.”

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

We have elected to be taxed as a REIT for federal income tax purposes. To qualify as a REIT, we cannot operate or manage our lodging properties. Accordingly, all of our lodging properties are leased to our taxable REIT subsidiaries (“TRS Lessees” or “TRSs”) and managed by professional third-party property management companies. We have one reportable segment as defined by generally accepted accounting principles (“GAAP”). See “Part II – Item 8. – Financial Statements and Supplementary Data – Note 2 – Basis of Presentation and Significant Accounting Policies” to our Consolidated Financial Statements.

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

•Labor Model. Our lodging properties are characterized by efficient operating models and are typically operated with less than 30 full-time equivalent employees for our brand franchised hotels. These staffing levels are significantly below full-service lodging properties, which enables our assets to generate higher operating margins.

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
•operate under leading franchise brands and collections, which may include but are not limited to brands owned by Marriott, Hilton, Hyatt, and IHG, as well as select independent lodging properties that meet our investment criteria;
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

Strategic Lodging Property Sales. We strive to maximize our return on invested capital, and we periodically review our lodging properties to determine if any significant changes to markets or our properties have occurred or are anticipated to occur that would warrant the sale of one or more lodging properties. We intend to continue to pursue a disciplined capital allocation strategy designed to maximize the value of our investments by selectively selling lodging properties that we believe are no longer consistent with our investment strategy or whose returns on invested capital appear to have been maximized. To the extent that we sell lodging properties, we may redeploy the capital into acquisition and capital investment opportunities that we believe have the potential to generate better risk-adjusted returns, repay outstanding indebtedness, repurchase shares, or for general corporate purposes. We also expect to generate these improvements in returns with our proactive asset management approach and by investing in our lodging properties to enhance their quality and attractiveness, increase their long-term value, and generate more favorable returns on our invested capital.

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

Our Financing Strategy

We rely on cash from operations, working capital, borrowings under our senior revolving and term loan facility (the “2023 Senior Credit Facility”), term debt, repayment of notes receivable, proceeds from the issuance of convertible securities, proceeds from the issuance of common and preferred securities, the strategic sale of lodging properties, contributions from our joint venture partners, and the release of restricted cash upon satisfaction of the usage requirements to finance our business. We may also issue Common Units or Preferred Units of the Operating Partnership in connection with acquisitions.

Our long-term approach is to maintain conservative debt levels with high coverage ratios and to ensure adequate liquidity to withstand various economic cycles and position the Company for growth when opportunities arise that meet our investment criteria. We maintain strong relationships with the lending community and access the bank market as well as private and public capital markets to fund our business. Finally, we maintain a staggered debt maturity schedule with significant duration to manage liquidity and navigate volatility in the capital markets. We also use interest rate swaps to hedge our risks on variable rate debt, and to maintain a balanced fixed-to-floating debt ratio.

Our consolidated debt includes, and may include in the future, debt secured by stock pledges, mortgage debt secured by lodging properties and unsecured debt. As of December 31, 2025, we had $1.4 billion in outstanding indebtedness, including $716.6 million related to our joint ventures. Our pro rata debt, taking into consideration only our portion of our joint venture debt, was $1.1 billion at December 31, 2025.

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

Regulation

Our lodging properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to accessibility, fire and safety requirements. We believe each of our lodging properties has the necessary permits and approvals to operate their businesses.

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

We perform site assessments to evaluate the environmental condition of all of our properties prior to acquisition. Typically, these assessments are limited in scope and do not involve sampling or other extensive investigative procedures. As a result, they may not identify all existing environmental conditions, particularly as environmental laws and standards continue to evolve over time. However, no site assessments conducted to date have revealed any past or present environmental condition that we believe could have a material adverse effect on our business, consolidated financial position, or consolidated results of operations.

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

For the income from our lodging operations to constitute “rents from real property” for purposes of the gross income tests required for REIT qualification, we cannot directly operate any of our lodging properties. We may, however, generate “rents from real property” through leasing our lodging properties to our TRSs, subject to certain conditions. A TRS is a fully taxable corporate subsidiary of a REIT that jointly elects with the REIT to be treated as a TRS of that REIT. Accordingly, all of our lodging properties are leased to our TRS Lessees. We have separate TRSs that lease the lodging properties owned in our joint ventures. We will lease newly acquired lodging properties to our existing TRSs or additional TRSs in the future. Our TRS Lessees pay rent to us that will qualify as “rents from real property,” provided that the TRS Lessees engage “eligible independent contractors” to manage our lodging properties. All of our lodging properties are operated pursuant to lodging property management agreements with professional third-party property management companies. We believe each of the third-party managers qualifies as an “eligible independent contractor” under the IRC.

As a REIT, we generally will not be subject to federal income tax on our REIT taxable income that we distribute as dividends to our stockholders. Under the IRC, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute at least 90% of their taxable income each year, subject to certain adjustments and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be taxed at regular corporate rates, and we will be unable to re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT. Even if we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to federal income and excise taxes on our undistributed income. Additionally, any income earned by our TRSs will be fully subject to federal, state and local corporate income tax.

Human Capital Resources

As of February 12, 2026, we had 78 full-time corporate employees. None of our corporate employees are represented by a labor union or covered by a collective bargaining agreement. All persons employed in the day-to-day operations of our lodging properties are employees of our third-party independent property management companies engaged by our TRS Lessees or their subsidiaries to operate such lodging properties.

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

Risks Related to Ownership of Our Securities

•Risks related to the continued listing of our securities on a nationally-recognized exchange
•Risks related to expected distributions
•Risks related to stock price volatility
•Risks related to the issuance of debt or equity securities
•Risks related to implementing our share repurchase program

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

Many of the expenses associated with owning and operating lodging properties, such as debt service payments, property taxes, insurance, utilities, and certain employee compensation costs are relatively fixed. They do not necessarily decrease directly with a reduction in revenue at the lodging properties and may be subject to increases that are not related to the performance of our lodging properties or the increase in the rate of inflation. Also, as of December 31, 2025, six of our lodging properties are subject to third-party ground leases which generally require periodic increases in rent payments. Our ability to pay these rents could be adversely affected if our revenues for these lodging properties do not increase at the same or a greater rate than the increases in rental payments under the ground leases.

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

The sale of certain properties could result in significant tax liabilities unless we are able to offset taxable gains through tax planning strategies under the IRC including the use of net operating loss carryforwards (“NOLs”) or like-kind exchanges under Section 1031 of the IRC (“1031 Exchanges”).

If we generate capital gains on property sales, we may be subject to significant tax liabilities unless we have NOLs available to offset these capital gains (at December 31, 2025, our TRSs had federal net operating losses of $52.5 million which are not subject to expiration and state net operating losses of $35.3 million, which expire beginning in 2028). These NOLs may be available to offset capital gains from future property sales. However, there can be no assurance that we will continue to have NOLs or NOLs in sufficient amount in the future to offset capital gains on property sales, if and when they occur. We may also be able to defer capital gains on property sales with 1031 Exchanges. The ability to complete 1031 Exchanges depends on many factors, including, among others, identifying and acquiring suitable replacement property within limited time periods, and the ownership structure of the properties being sold and acquired. Therefore, we are not always able to sell an asset as part of a like-kind exchange. When successful, a like-kind exchange enables us to defer the taxable gain on the asset sold. Moreover, 1031 Exchanges now only apply to real property and do not apply to any related personal property transferred with the real property. As a result, any appreciated personal property that is transferred in connection with 1031 Exchanges of real property will cause gain to be recognized, and such gain is generally treated as non-qualifying income for the REIT 95% and 75% gross income tests. Any such non-qualifying income could have an adverse effect on our REIT status. Our inability to defer taxable gains from property sales using available tax planning strategies under the IRC could adversely affect our consolidated financial position, results of operations, and cash flows, or the market price of our stock.

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

As of December 31, 2025, Aimbridge Hospitality or its affiliates (“Aimbridge”) managed 49 of our 95 lodging properties. Thus, a substantial portion of our revenues is generated by lodging properties managed by Aimbridge. This significant concentration of operational risk in one management company makes us more vulnerable economically than if our management was more diversified among several management companies. Any adverse developments in Aimbridge's business, financial strength or ability to operate our lodging properties efficiently and effectively could have a material adverse effect on our results of operations. We cannot provide assurance that Aimbridge will satisfy its obligations to us or effectively and efficiently operate our lodging properties. The failure or inability of Aimbridge to satisfy its obligations to us or effectively and efficiently operate our lodging properties could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

Our lodging properties may be clustered geographically increasing business risks based on adverse market conditions.

Our lodging properties are primarily located in the top 50 MSAs and 91% are located within the top 100 MSAs. In certain regions, we have lodging properties that are concentrated geographically, which may increase business risks based on adverse market conditions. Adverse market developments in a particular region could adversely affect lodging demand and rates. Also, adverse market developments caused by increased capacity in a region in which we are located could adversely affect rates or demand for our lodging properties due to increased competition. These conditions could have a material adverse effect on our profitability and cash generation.

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

We expect to continue to rely on external sources of capital, including debt, convertible debt and equity financing, and contributions from joint venture partners related to joint venture activities, to fund future capital needs. Part of our strategy involves the use of debt financing to supplement our equity capital which may include our revolving credit and term loan facilities, mortgage financing and other unsecured financing. Our ability to effectively implement and accomplish our business strategy will be affected by our ability to obtain and use additional leverage in sufficient amounts and on favorable terms. However, the capital environment is often characterized by extended periods of limited availability of both debt and equity financing, increasing financing costs, stringent credit terms and significant volatility. We may not be able to secure first mortgage financing or increase the availability under, extend the maturity of or refinance our revolving credit and term loan facilities. If we are unable to obtain the needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business, or to meet our obligations and commitments as they mature. Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions and the market price of the shares of our common stock.

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
•undertake construction of certain development assets if aggregate budgeted costs for such assets exceed a specified percentage of total asset value;
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

A portion of our long-term debt existing as of December 31, 2025 is secured by mortgages on our lodging properties. Incurring mortgages, equity pledges and other secured debt obligations increases our risk of property losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the lodging property securing such loans or the entities whose equity is pledged to secure such loans, which would include a loss of all of such entity's assets. For tax purposes, a foreclosure of any of our lodging properties would be treated as a sale of the lodging property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the lodging property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the IRC. We may assume or incur new mortgage or other secured indebtedness on the lodging properties and entities in our portfolio or lodging properties and entities that we acquire in the future. Any default under any one of our secured debt obligations may increase the risk of our default on our other indebtedness.

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

We have entered into nine interest rate swaps having an aggregate notional amount of $983.0 million at December 31, 2025, to hedge against interest rate increases on certain of our outstanding variable-rate indebtedness. In the future, we may manage our exposure to interest rate volatility by using hedging arrangements, such as interest rate swaps, caps, and collars. Hedging arrangements involve the risk that the arrangement may fail to protect or adversely affect us because, among other things:

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

As a result of any of the foregoing, our hedging transactions, which are intended to limit losses and exposure to interest rate volatility, could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock. At December 31, 2025, our interest rate swaps were in a net asset position totaling $2.5 million (see “Part II – Item 8. – Financial Statements and Supplementary Data – Note 8 – Derivative Financial Instruments and Hedging”).

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

Cybersecurity risks and breaches could materially disrupt our internal operations or services provided to guests at our lodging properties or compromise sensitive information, which could affect our reputation and adversely affect our financial condition and stock price.

We rely on computer systems, hardware, software, technology infrastructure and online sites and networks (collectively, "IT Systems") for both internal and external operations that are critical to our business. We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to commercially available systems, software and tools, such as cloud computing services. Our third-party managers and franchisors also rely on IT Systems to process, transmit and store electronic customer information. These systems require the collection and retention of large volumes of the personally identifiable information of the employees and guests of our lodging properties, such as credit card numbers. Although we and our third-party managers and franchisors have taken steps to protect our IT Systems and the data maintained in those systems, no security measures can guarantee protection against improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Cyber-attacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques that circumvent controls, evade detection, and remove or obfuscate forensic evidence, which means that we and our critical third-parties may be unable to detect, investigate, contain or recover from future attacks or incidents in a timely or effective manner.

Like many companies, we and certain of our third-party managers and franchisors have experienced cyberattacks and other security incidents, such as phishing attacks and unauthorized access to information stored in IT Systems. While to date no incidents have materially affected our operations or financial results, we cannot guarantee that material incidents will not occur in the future. We and our critical third parties remain vulnerable to viruses, “worms” and other malicious software programs (e.g., ransomware) that are designed to attack our IT Systems or the systems operated by our third-party property managers and franchisors, or otherwise exploit any security vulnerabilities of our respective networks. In addition, sophisticated hardware and operating system software and applications that we and our third-party property managers or franchisors procured may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with our internal operations or the operations at our lodging properties.

The costs to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential business at our lodging properties. Many of the IT Systems used to operate our lodging properties are managed and protected by our third-party property managers or franchisors. Any compromise of the function, security and availability of the information networks managed by our third-party property managers or franchisors, which we do not control, could result in disruptions to operations, delayed sales or bookings, lost guest reservations, increased costs and lower margins that could, in turn, affect our consolidated financial position. Any of these events could materially affect our consolidated financial results, stock price and reputation, result in misstated financial reports and subject us to potential litigation and liability.

Portions of our IT Systems or that of the information technology infrastructure of our third-party property managers and franchisors also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that take place from time to time. We or our third-party property managers and franchisors may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely affect the ability of our third-party property managers and franchisors to fulfill reservations for guestrooms and other services offered at our lodging properties.

We and our franchisors and third-party property managers have cyber insurance to mitigate the cost of remediating cyber incidents. We also have limited indemnifications from our franchisors, third-party property managers, and other IT System service providers. However, there can be no assurance that our insurance or indemnifications will be sufficient to fully cover the costs of a cyber incident.

Any of these conditions could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

Any actual or perceived failure to comply with new or existing laws, regulations and other requirements relating to the privacy, security and processing of Personal Information could adversely affect our business, results of operations, or financial condition.

In connection with running our business, we receive, store, use and otherwise process information that relates to individuals’ and constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”), including from our employees and business contacts. We are therefore subject to laws, regulations and other requirements relating to the privacy, security and processing of Personal Information. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security in the United States, including in relation to cybersecurity incidents. Any failure or perceived failure by us to comply with laws, regulations and other requirements relating to the privacy, security and processing of information could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions. If any of these events were to occur, our business, consolidated results of operations, and financial condition could be materially adversely affected.

We may not be able to manage rapidly advancing artificial intelligence in our business, which could adversely affect our competitive position.

The evolution of artificial intelligence is occurring at a rapid pace. Artificial intelligence (“AI”) may present an opportunity to create meaningful efficiencies and improve our business performance. Our business could suffer if our franchisors or third-party property management companies cannot quickly or effectively adopt AI at a sufficient pace, which could result, among other things, in loss of market share by us or higher operating costs related to the operation of our business relative to our competitors. If we or our property managers and brand franchisors are unable to address artificial intelligence in our business, we could experience a material adverse effect on our consolidated financial position, results of operations, or the market price of our stock.

Furthermore, the introduction of AI may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, copyright infringement, compliance issues, ethical concerns, security risks relating to private or confidential information, as well as other factors that could adversely affect our business, reputation, and consolidated financial results. If we experience an actual or perceived breach or a privacy or security incident because of the use of AI, we may lose valuable confidential information, and our reputation and the public perception of the effectiveness of our security measures may be negatively affected. The use of AI can also lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to risks related to inaccuracies or errors in the output of such technologies. Any of these conditions could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

A failure to keep pace with developments in technology could impair our operations or competitive position.

The lodging industry continues to demand the use of sophisticated technology and systems, including those used by the third-party hotel management companies that operate our lodging properties for reservation, customer relationship management, analytics, revenue management, property management, human resources and payroll systems, and technologies made available to guests and for associates. These and other technologies and systems must be refined, updated, or replaced with more advanced systems on a regular basis. Our business could suffer if the third-party property management companies that operate our lodging properties cannot refine, update, or replace technologies and systems as quickly or effectively as their competitors, sufficiently in advance of obsolescence or performance failure or degradation, or within budgeted costs and time frames. Our lodging properties also may not achieve the benefits that we anticipate from any new or upgraded technology or system by the third-party property managers to operate our lodging properties, and a failure to do so could result in higher than anticipated costs or lower guest satisfaction or could impair our consolidated operating results. The development and deployment of new systems by third-party property managers to operate our lodging properties could involve delays, system interruptions, compromises of data security, or other negative operational effects.

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

Our business is generally correlated to certain macroeconomic trends. During the year ended December 31, 2022 and thereafter, the U.S. economy has experienced a high rate of inflation, which has moderated during the year ended December 31, 2025. The effects of high inflation or a potential recessionary environment could adversely affect our costs, liquidity, consumer confidence, and demand for travel and lodging and could disrupt our supply chain, which would adversely affect the operation of our lodging properties. A high rate of inflation or disruption of our supply chain will cause our operating and renovation costs to increase. These conditions could have a material adverse effect on our business, consolidated financial position, results of operations and cash flows.

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

Risks Related to the Lodging Industry

The outbreak of any highly infectious or contagious diseases could adversely affect the number of guests visiting our lodging properties and disrupt our operations, resulting in a material adverse effect on our business, consolidated financial position, results of operations and cash flows.

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

The performance of the lodging industry is most often directly correlated to the performance of the general economy and, specifically, growth in U.S. gross domestic product (“GDP”). The lodging industry is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenue and profitability of our assets and therefore the net operating profits of our investments. Economic weakness could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

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
•inability to raise capital; and
•governmental restrictions on the nature or size of a project;

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

Guestrooms for our lodging properties can be booked through Internet travel intermediaries, including, but not limited to Expedia.com and Booking.com, and their portfolio of companies (commonly referred to as “online travel agents” or “OTA's”). As these Internet bookings increase, these OTA's may be able to obtain higher commissions, reduced guestroom rates or other significant contract concessions from our property management companies. Moreover, some of these OTA's are attempting to offer lodging property guestrooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown property”) at the expense of brand identification. These OTA's hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our lodging properties are franchised. If the amount of sales made through OTA's increases significantly, guestroom revenue may be negatively affected, which could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

Consumer trends and preferences, particularly with respect to younger generations, could change away from select-service lodging properties.

Consumer trends and preferences continuously change, especially within younger generations. Many new lodging property brands have been introduced over recent years to specifically address the perceived unique needs and preferences of younger travelers. As our portfolio is concentrated in select-service hotels, significant consumer shifts in preferences could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

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
•changes in operating expenses;
•adverse political conditions or uncertainty; and
•civil unrest, acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism, environmental uncertainties, or outbreaks of highly infectious diseases or pandemics.

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

Our lodging properties are subject to various covenants and local laws and regulatory requirements, including permitting and licensing requirements which can restrict the use of our properties and increase the cost of acquisition, development and operation of our lodging properties. Our lodging properties are also subject to regulations intended to address the risk of highly infectious diseases which can restrict certain activities of our lodging properties and result in increased costs. In addition, federal and state laws and regulations, including laws such as the ADA, impose further restrictions on our operations. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance. As such, some of our lodging properties currently may be in noncompliance with the ADA. If one or more of the lodging properties in our portfolio are not in compliance with the ADA or any other regulatory requirements, we may be required to incur additional costs to bring the property into compliance and we might incur damages or governmental fines. In addition, existing requirements may change, and future requirements may require us to make significant unanticipated expenditures. These conditions could adversely affect our consolidated financial position, results of operations, and cash flows or the market price of our stock.

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

In addition, because we are a holding company, stockholders’ claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries, including the Convertible Notes (as defined under “Part II - Item 8. – Financial Statements and Supplementary Data – Note 6 - Debt”). Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

We own approximately 89% of the Common Units in the Operating Partnership, all of the issued and outstanding 6.25% Series E Cumulative Redeemable Preferred Units of the Operating Partnership (“Series E Preferred Units”), and all of the issued and outstanding 5.875% Series F Cumulative Redeemable Preferred Units of the Operating Partnership (“Series F Preferred Units”). An unrelated third-party owns all of the issued and outstanding Series Z Preferred Units that were issued in January 2022 as part of the NCI Transaction. Any future issuances by our Operating Partnership of additional Common Units or Preferred Units could reduce our ownership percentage in our Operating Partnership. Because our common stockholders do not directly own any Common Units or Preferred Units, they will not have any voting rights with respect to any such issuances or other partnership-level activities of the Operating Partnership.

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

Our common stock trades on the NYSE under the symbol “INN,” our 6.25% Series E Cumulative Redeemable Preferred Stock trades on the NYSE under the symbol “INN-PE,” and our 5.875% Series F Cumulative Redeemable Preferred Stock trades on the NYSE under the symbol “INN-PF.” In order for our securities to remain listed, we are required to meet the continued listing requirements of the NYSE or, in the alternative, any other nationally-recognized exchange to which we apply. We may be unable to satisfy those listing requirements, and there is no guarantee our securities will remain listed on a nationally-recognized exchange. If our securities are delisted from the NYSE or another nationally-recognized exchange, we could face significant material adverse consequences, including:

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
•debt levels;
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

The trading market for our stock may rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our stock or our industry, or the stock of any of our competitors, the price of our stock could decline. If one or more of these analysts cease coverage of our Company, we could lose attention in the market, which in turn could cause the price of our stock to decline.

The number of shares of our common stock and preferred stock available for future sale could adversely affect the market price per share of our common stock and preferred stock, respectively, and future sales by us of shares of our common stock, preferred stock, or issuances by our Operating Partnership of Common Units may be dilutive to existing stockholders.

Sales of substantial amounts of shares of our common stock or preferred stock in the public market, or upon exchange of Common Units or exercise of any equity awards, or the perception that such sales might occur, could adversely affect the market price of our common stock and preferred stock. As of February 12, 2026, all 13,009,276 of the Common Units are redeemable and may in the future be converted into shares of our common stock on a one-for-one basis and sold into the public market. The exchange of Common Units for common stock, the vesting of any equity-based awards granted to certain directors, executive officers and other employees under the 2024 Equity Incentive Plan, which was restated effective May 22, 2024 (as amended and restated, the “Equity Plan”), the issuance of our common stock or Common Units in connection with lodging property, portfolio or business acquisitions and other issuances of our common stock or Common Units could have an adverse effect on the market price of the shares of our common stock.

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

The REIT rules and regulations are highly technical and complex. We believe that our organization and method of operation have enabled us to meet the requirements for qualification and taxation as a REIT commencing with our short taxable year ended December 31, 2011. However, we cannot provide assurance that we will remain qualified as a REIT.

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

Finally, each property with respect to which our TRS Lessees pay rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. As of the date hereof, we believe that the properties that are leased to our TRS Lessees are qualified lodging facilities. Although we intend to monitor future acquisitions and improvements of properties, REIT provisions of the IRC provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied. If any of our properties are not deemed to be a “qualified lodging facility,” we may fail to qualify as a REIT.

Our ownership of our TRSs is subject to limitations and our transactions with our TRSs could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 20% (25% for taxable years beginning after December 31, 2025) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the IRC limits the deductibility of interest paid or accrued by a TRS to its parent REIT to provide assurance that the TRS is subject to an appropriate level of corporate taxation. The IRC also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We monitor the value of our investment in our TRSs for the purpose of ensuring compliance with TRS ownership limitations and structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% (25% for taxable years beginning after December 31, 2025) TRS limitations or to avoid application of the 100% excise tax.

If any subsidiary REIT failed to qualify as a REIT, we could be subject to higher taxes and could fail to remain qualified as a REIT.

We own and may in the future own interests in entities that have elected to be taxed as a REIT under the U.S. federal income tax laws (each, a “subsidiary REIT”). A subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If any of our subsidiary REITs were to fail to qualify as a REIT, then (i) such subsidiary REIT would become subject to U.S. federal income tax and (ii) our ownership of shares in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If any subsidiary REIT were to fail to qualify as a REIT, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. We may make “protective” TRS elections with respect to our subsidiary REITs and may implement other protective arrangements intended to avoid such an outcome if a subsidiary REIT were not to qualify as a REIT, but there can be no assurance that such “protective” election and other arrangements will be effective to avoid the resulting adverse consequences to us. Moreover, even if the “protective” TRS election was to be effective in the event of the failure of our subsidiary REIT to maintain its qualification as a REIT, such subsidiary REIT would be subject to federal income tax and we cannot assure you that we would not fail to satisfy the requirement that not more than 20% (25% for taxable years beginning after December 31, 2025) of the value of our total assets may be represented by the securities of one or more TRSs. In this event, we would fail to qualify as a REIT unless we or such subsidiary REIT could avail ourselves of certain relief provisions.

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

In connection with our purchases and sales of properties, we have received payments in the nature of liquidated damages. The IRC does not specify the treatment of litigation settlements and liquidated damages for purposes of the gross income tests applicable to REITs. The IRS has issued private letter rulings to other taxpayers ruling that such payments will be ignored for purposes of the gross income tests. A private letter ruling can be relied upon only by the taxpayer to whom it was issued. Based on the IRS’s private letter rulings and the advice of our tax advisors, we believe these payments should be ignored for purposes of the gross income tests. No assurance can be provided that the IRS will not successfully challenge that position. In the event of a successful challenge, we believe that we would be able to maintain our REIT status if we qualified to use a REIT “savings clause” and paid the required penalty.

Risks Related to Certain Corporate Responsibility Matters

Increasing attention to and evolving expectations for corporate responsibility matters may increase our costs, harm our reputation, or otherwise adversely affect our business.

Our reputation could be harmed if we fail, or are perceived to fail, to comply with various regulatory requirements or if we are unable to meet expectations in a number of areas such as health, safety and security; sustainability; environmental stewardship; climate change; human rights; human capital and corporate governance. We manage a broad range of corporate responsibility matters, taking into consideration their expected effect on the sustainability of our business over time, and the potential effect of our business on society and the environment. In addition, such efforts can be costly and complex; both guest and shareholder expectations regarding such matters are evolving, and navigating these issues will require us to successfully manage differing views on these matters. Adverse incidents with respect to our corporate responsibility efforts could negatively affect our reputation, the cost of our operations, and relationships with guests and investors, all of which could adversely affect our business, consolidated results of operations, and the price of our stock.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 1C.    Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan. As part of our approach, we work with third-party cybersecurity and information technology experts, including a managed services provider (“MSP”) that manages and maintains all of our corporate information technology systems (“IT”), and a virtual Chief Information Security Officer (“vCISO”). The vCISO collaborates closely with our internal teams to oversee and enhance our cybersecurity strategy, ensuring alignment with industry best practices such as the National Institute of Standards and Technology (“NIST”) 2.0 framework and regulatory requirements. Our MSP and vCISO work closely under the primary responsibility of our Chief Risk Officer (“CRO”) to review and test our IT environment, and to identify potential risks from cybersecurity threats and proactively mitigate their potential effect; the results of which are regularly presented to management and the Audit Committee of our Board of Directors. Our team of IT experts hold various relevant certifications and have extensive experience in assessing, detecting, responding to and mitigating cybersecurity risks.

Our cybersecurity risk management program is integrated with our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key Elements of our cybersecurity risk management program include but are not limited to the following:

•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•the use of external cybersecurity service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes and internal IT and risk management professionals principally responsible for directing (1) our cybersecurity risk assessment processes, (2) our security processes, and (3) our response to cybersecurity incidents;
•cybersecurity awareness training of employees with access to our IT systems, including incident response personnel and senior management;
•a cybersecurity incident response plan to respond to cybersecurity incidents; and
•a third-party risk management process for key service providers, based on our assessment of their criticality to our operations and respective risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents that have materially affected us, including our operations, business strategy, consolidated financial position, or consolidated results of operations. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, consolidated financial position, or consolidated results of operations. See “Risk Factors – Risks Related to Our Business.”

Cybersecurity Governance

Our Board of Directors (the “Board”) considers cybersecurity risk as critical to the enterprise and manages the cybersecurity risk oversight function through the Audit Committee. The Audit Committee oversees management’s design, implementation and enforcement of our cybersecurity risk management program.

Our CRO regularly reports to the Audit Committee and has primary responsibility for the Company’s overall cybersecurity function working in tandem with our vCISO and MSP, which have extensive expertise in cybersecurity and information technology. The Audit Committee receives regular reports from our CRO on our cybersecurity risks, including briefings on our cyber risk management program. A potentially material cybersecurity incident would be immediately reported to the Audit Committee and management would continue to brief the Audit Committee on management's response to the cybersecurity incident. Audit Committee members also receive periodic presentations on cybersecurity topics from our CRO, supported by our information technology staff, or external experts as part of the Board’s continuing education on topics that may affect public companies.

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

Item 2.        Properties.

Our Portfolio

As defined by STR, as of December 31, 2025, six of our lodging properties with a total of 953 guestrooms are categorized as Upper Upscale hotels, 72 of our lodging properties with a total of 11,066 guestrooms are categorized as Upscale hotels, and 15 of our lodging properties with a total of 2,248 guestrooms are categorized as Upper Midscale hotels. We have two independent lodging properties with a total of 80 guestrooms. Lodging property information for the year ended December 31, 2025 is as follows:

Franchise/Brand	Location	STR Chain Scale	Number of Guestrooms
Marriott
AC Hotel by Marriott	Atlanta, GA	Upscale	255
AC Hotel by Marriott (1)	Houston, TX	Upscale	195
AC Hotel by Marriott (2)	Miami, FL	Upscale	156
AC Hotel by Marriott (1)	Frisco, TX	Upscale	150
AC Hotel by Marriott (1)	Oklahoma City, OK	Upscale	142
AC Hotel by Marriott (1)	Dallas, TX	Upscale	128
Courtyard by Marriott	Indianapolis, IN	Upscale	297
Courtyard by Marriott	Fort Lauderdale, FL	Upscale	261
Courtyard by Marriott	Nashville, TN	Upscale	226
Courtyard by Marriott	New Haven, CT	Upscale	207
Courtyard by Marriott	Fort Worth, TX	Upscale	203
Courtyard by Marriott (1)	Pittsburgh, PA	Upscale	183
Courtyard by Marriott	Charlotte, NC	Upscale	182
Courtyard by Marriott (1)	Grapevine, TX	Upscale	181
Courtyard by Marriott	Decatur, GA	Upscale	179
Courtyard by Marriott (1)	Scottsdale, AZ	Upscale	153
Courtyard by Marriott	Metairie, LA	Upscale	153
Courtyard by Marriott	Atlanta, GA	Upscale	150
Courtyard by Marriott	New Orleans, LA	Upscale	140
Courtyard by Marriott	Arlington, TX	Upscale	103
Element (2)	Miami, FL	Upscale	108
Fairfield Inn & Suites by Marriott	Louisville, KY	Upper Midscale	140
Marriott	Boulder, CO	Upper Upscale	165
Residence Inn by Marriott (1)	Portland, OR	Upscale	258
Residence Inn by Marriott	Baltimore, MD	Upscale	189
Residence Inn by Marriott	Cleveland, OH	Upscale	175
Residence Inn by Marriott	Atlanta, GA	Upscale	160
Residence Inn by Marriott	Watertown, MA	Upscale	150
Residence Inn by Marriott (1)	Frisco, TX	Upscale	150
Residence Inn by Marriott	Hunt Valley, MD	Upscale	141
Residence Inn by Marriott	Portland, OR	Upscale	124
Residence Inn by Marriott (1)	Hillsboro, OR	Upscale	122
Residence Inn by Marriott (1)	Dallas, TX	Upscale	121
Residence Inn by Marriott	Metairie, LA	Upscale	120
Residence Inn by Marriott (1)	Scottsdale, AZ	Upscale	120
Residence Inn by Marriott (1)	Tyler, TX	Upscale	119
Residence Inn by Marriott (1)	Steamboat Springs, CO	Upscale	110
Residence Inn by Marriott	Branchburg, NJ	Upscale	101
Residence Inn by Marriott	Arlington, TX	Upscale	96
SpringHill Suites by Marriott	Louisville, KY	Upscale	198
SpringHill Suites by Marriott	Indianapolis, IN	Upscale	156
SpringHill Suites by Marriott (1)	Dallas, TX	Upscale	148
SpringHill Suites by Marriott (1)	Scottsdale, AZ	Upscale	121
SpringHill Suites by Marriott	Nashville, TN	Upscale	78

Franchise/Brand	Location	STR Chain Scale	Number of Guestrooms
SpringHill Suites by Marriott (1)	New Orleans, LA	Upscale	74
TownePlace Suites by Marriott (1)	Grapevine, TX	Upper Midscale	120
TownePlace Suites by Marriott (1)	New Orleans, LA	Upper Midscale	105
Total Marriott (47 hotel properties)			7,313

Hilton
Canopy Hotel (1)	New Orleans, LA	Upper Upscale	176
Canopy Hotel (1)	Frisco, TX	Upper Upscale	150
DoubleTree	Brisbane, CA	Upscale	210
Embassy Suites (1)	Amarillo, TX	Upper Upscale	226
Embassy Suites (1)	Tucson, AZ	Upper Upscale	120
Hampton Inn (1)	Revere, MA	Upper Midscale	250
Hampton Inn & Suites	Minneapolis, MN	Upper Midscale	211
Hampton Inn & Suites	Austin, TX	Upper Midscale	209
Hampton Inn & Suites (1)	Dallas, TX	Upper Midscale	176
Hampton Inn & Suites (1)	Tampa, FL	Upper Midscale	138
Hampton Inn & Suites	Camarillo, CA	Upper Midscale	116
Hampton Inn & Suites	Baltimore, MD	Upper Midscale	116
Hampton Inn & Suites	Poway, CA	Upper Midscale	108
Hampton Inn & Suites (1)	Silverthorne, CO	Upper Midscale	88
Hilton Garden Inn	Houston, TX	Upscale	190
Hilton Garden Inn	Houston, TX	Upscale	182
Hilton Garden Inn (1)	Milpitas, CA	Upscale	161
Hilton Garden Inn (1)	Grapevine, TX	Upscale	152
Hilton Garden Inn (1)	Vienna, VA	Upscale	149
Hilton Garden Inn	Waltham, MA	Upscale	148
Hilton Garden Inn (1)	Longview, TX	Upscale	122
Hilton Garden Inn	Greenville, SC	Upscale	120
Homewood Suites (1)	Aliso Viejo, CA	Upscale	129
Homewood Suites (1)	Tucson, AZ	Upscale	122
Homewood Suites (1)	Midland, TX	Upscale	118
Total Hilton (25 hotel properties)			3,887

Hyatt
Hyatt House	Orlando, FL	Upscale	168
Hyatt House	Miami, FL	Upscale	163
Hyatt House	Englewood, CO	Upscale	135
Hyatt Place	Minneapolis, MN	Upscale	213
Hyatt Place	Chicago, IL	Upscale	206
Hyatt Place	Mesa, AZ	Upscale	152
Hyatt Place	Orlando, FL	Upscale	151
Hyatt Place	Orlando, FL	Upscale	150
Hyatt Place	Portland, OR	Upscale	136
Hyatt Place (1)	Oklahoma City, OK	Upscale	134
Hyatt Place	Lone Tree, CO	Upscale	127
Hyatt Place	Englewood, CO	Upscale	126
Hyatt Place	Scottsdale, AZ	Upscale	126
Hyatt Place (1)	Grapevine, TX	Upscale	125
Hyatt Place (1)	Lubbock, TX	Upscale	125
Hyatt Place	Garden City, NY	Upscale	122
Total Hyatt (16 hotel properties)			2,359

Franchise/Brand	Location	STR Chain Scale	Number of Guestrooms
IHG
Holiday Inn Express & Suites	San Francisco, CA	Upper Midscale	252
Holiday Inn Express & Suites (1)	Oklahoma City, OK	Upper Midscale	124
Holiday Inn Express & Suites (1)	Grapevine, TX	Upper Midscale	95
Hotel Indigo	Asheville, NC	Upper Upscale	116
Staybridge Suites	Glendale, CO	Upscale	121
Total IHG (5 hotel properties)			708

Other
Nordic Lodge (1)	Steamboat Springs, CO	Independent	45
Onera Escapes (3)	Fredericksburg, TX	N/A	35
Total Other (2 properties)			80

Total Portfolio (95 lodging properties)			14,347

(1)    We own a 51% controlling interest in these lodging properties through our consolidated GIC Joint Venture.
(2)    We own a 90% controlling interest in these lodging properties through our consolidated Brickell Joint Venture.
(3)    We own a 90% controlling interest in this lodging property through our consolidated Onera Joint Venture.

Our Lodging Property Operating Agreements

Ground Leases

At December 31, 2025, six of our lodging properties are subject to third-party ground lease agreements that cover all of the land underlying the respective lodging property.

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

•The Hampton Inn & Suites located in Austin, TX is subject to a ground lease with an initial lease termination date of May 31, 2050. Annual ground rent currently is estimated to be $0.4 million, including performance-based incentive rent. Annual rent is increased every five years with the next adjustment coming in 2030.

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

Franchise Agreements

At December 31, 2025, all except for two of our lodging properties operate under franchise agreements, or similar agreements, that allow for access to reservation systems with Marriott, Hilton, Hyatt, or IHG. We believe that the public’s perception of the quality associated with a branded lodging property can be an important feature in its attractiveness to guests. Franchisors provide a variety of benefits to franchisees, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, loyalty programs, training of personnel and maintenance of operational quality at lodging properties across the brand system.

The terms of our franchise agreements generally range from 10 to 30 years with various extension provisions. Each of our franchisors receives franchise fees ranging from 3% to 6% of each lodging property’s room revenue, and some agreements require that we pay marketing fees of up to 4% of room revenue. In addition, some of these franchise agreements require that we deposit into a reserve fund for capital expenditures up to 5% of the lodging property’s gross or room revenues, depending on the franchisor, to ensure that we comply with the franchisors’ standards and requirements. We also pay fees to our franchisors for services related to reservation and information systems.

Property Management Agreements

At December 31, 2025, all of our lodging properties are operated pursuant to property management agreements with professional third-party property management companies as follows:

Management Company	Number of Properties	Number of Guestrooms
Affiliates of Aimbridge Hospitality, LLC	49	7,445
OTO Development, LLC	11	1,560
Affiliates of Magna Hospitality Group, L.C.	10	1,619
Stonebridge Realty Advisors, Inc. and affiliates	7	1,042
Crestline Hotels & Resorts, LLC	7	926
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	3	413
White Lodging Services Corporation	2	453
Hersha Hospitality Management	2	338
MIA Hospitality Management, LLC	2	264
InterContinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Blink Data Services, LLC	1	35
Total	95	14,347

Our typical property management agreement requires us to pay a base fee to our property manager calculated as a percentage of total property revenues. In addition, our property management agreements generally provide that the property manager can earn an incentive fee upon achieving earnings before interest, taxes, depreciation and amortization (“EBITDA”) over certain thresholds. Our TRS Lessees may employ other property managers in the future. We do not have any ownership or economic interest in any of the property management companies engaged by our TRS Lessees. However, we have a purchase option to acquire a 10% to 15% equity interest in the entity that owns the Onera brand, which is an affiliate of Blink Data Services, LLC, if we reach certain investment thresholds in Onera-branded properties.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NYSE on February 9, 2011 under the symbol “INN.” Prior to that time, there was no public trading market for our common stock. The last reported sale price for our common stock as reported on the NYSE on February 12, 2026 was $4.61 per share.

Stockholder Information

As of February 12, 2026, our common stock was held of record by 259 holders and there were 108,798,686 shares of our common stock outstanding.

Stockholder Return Performance

The following graph compares the five-year cumulative total stockholder return on our common stock against the cumulative total returns of the Standard & Poor’s Corporation Composite 500 Index and the Financial Times Stock Exchange (“FTSE”) Hotel REIT Index. The graph assumes an initial investment of $100 in our common stock and in each of the indexes, and also assumes the reinvestment of dividends.

	For the Years Ended December 31,
Index	2020	2021	2022	2023	2024	2025
Summit Hotel Properties, Inc.	$100.00	$108.32	$80.88	$77.88	$83.24	$62.84
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
FTSE Hotel REIT Index	$100.00	$118.22	$100.12	$124.07	$121.59	$115.35

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

In January 2026, our Board declared cash dividends of $0.390625 per share of Series E Preferred Stock and $0.3671875 per share of Series F Preferred Stock. The Board also declared, on behalf of the Operating Partnership, a cash dividend of $0.328125 per share of the Operating Partnership's Series Z Preferred Units. Our Board also declared a quarterly cash dividend of $0.08 per share on our common stock and per Common Unit of the Operating Partnership. These dividends are payable February 27, 2026 to stockholders and unitholders of record on February 13, 2026.

Unregistered Sales of Equity Securities

The Company did not sell any securities during the fiscal year ended December 31, 2025 that were not registered under the Securities Act.

Purchases of Equity Securities

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

During the year ended December 31, 2025, the Company repurchased 3,585,179 shares of our Common Stock under the 2025 Share Repurchase Program for an aggregate purchase price and commissions of $15.4 million. As of December 31, 2025, approximately $34.6 million remained available for repurchase under the 2025 Stock Repurchase Program.

Our employees will at times surrender common shares owned by them to satisfy statutory minimum federal, state and local tax obligations associated with the vesting of their restricted Common Stock. There were no such repurchases of Common Stock during the three months ended December 31, 2025. There were 244,752 shares of Common Stock repurchased during the year ended December 31, 2025.

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

During 2025, we experienced a modest same-store revenue decline resulting primarily from a reduction in government-related and inbound international travel. Ongoing macroeconomic uncertainty has had a negative effect on consumer and corporate sentiment and spending, and resulted in modest near-term pricing pressure in certain lodging demand segments. This uncertainty has been driven by various factors, including the current political environment, recent policy changes, such as tariff policies, and ongoing concerns related to inflationary pressures. The medium- and long-term outlook for the industry remain favorable as forecasted room night demand growth and increases in average daily rate, coupled with minimal supply growth, are expected to drive industry RevPAR growth over the next several years.

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
•Hotel Gross Operating Profit — Hotel Gross Operating Profit (“GOP”) is a measure of the profitability of our lodging properties from core operations and represents Hotel EBITDA exclusive of property taxes, insurance, and management fees.
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

In December 2024, the GIC Joint Venture acquired the Hampton Inn located in Revere (Boston), MA and the Hilton Garden Inn located in Tysons Corner (Vienna), VA with an aggregate total of 399 guestrooms for a combined purchase price of $96.0 million. The purchase price (including approximately $0.3 million of acquisition costs) was funded through a combination of a $2.9 million escrow deposit, capital contributions from our GIC Joint Venture partner totaling $21.5 million, $49.5 million of borrowings on our expanded GIC Joint Venture Credit Facility (See “Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 - Debt”), and our capital contribution of $22.4 million from proceeds from the sale of the Four Points by Marriott San Francisco Airport and cash on hand.

In February 2025, we closed on the sale of a 5.99-acre parcel of undeveloped land in San Antonio, TX for a selling price of $1.3 million, which approximated its carrying amount.

In October 2025, the GIC Joint Venture completed the sale of the 107-guestroom Courtyard by Marriott, Amarillo, Texas for a selling price of $20.0 million, which resulted in a gain of approximately $4.2 million.

In October 2025, we completed the sale of the 123-guestroom Courtyard by Marriott in Kansas City, MO for a selling price of $19 million, which resulted in a gain of approximately $2.5 million.

In November 2025, the GIC Joint Venture entered into a purchase and sale agreement to sell the 122-guestroom Hilton Garden Inn, Longview, TX for a selling price of $12.3 million. We reclassified the carrying value of the property to Assets held for sale, net at December 31, 2025 and recorded a write-down of $1.8 million in the fourth quarter of 2025 for the excess of the net carrying amount of the lodging property over the net selling price less estimated costs to sell. We completed the sale of the property on February 20, 2026 under the terms described above.

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

Comparison of 2025 to 2024

The following table contains key operating metrics for our total portfolio and our same-store portfolio for the year ended December 31, 2025 compared with the year ended December 31, 2024 (dollar amounts in thousands, except ADR and RevPAR). Our same-store portfolio consists of properties that we owned as of December 31, 2025 and that we have owned at all times since January 1, 2024.

	2025		2024		Year-over-Year Dollar Change		Year-over-Year Percentage Change
	Total Portfolio (95 Properties)	Same-Store (1) Portfolio (93 properties)	Total Portfolio (97 properties)	Same-Store Portfolio (93 properties)	Total Portfolio (95/97 properties)	Same-Store Portfolio (93 properties)	Total Portfolio (95/97 properties)	Same-Store Portfolio (93 properties)
Revenues:
Room	$643,795	$619,235	$650,713	$632,036	$(6,918)	$(12,801)	(1.1)%	(2.0)%
Food and beverage	43,213	42,098	40,865	40,080	2,348	2,018	5.7%	5.0%
Other	42,464	41,342	40,205	39,014	2,259	2,328	5.6%	6.0%
Total	$729,472	$702,675	$731,783	$711,130	$(2,311)	$(8,455)	(0.3)%	(1.2)%

Expenses:
Room	$151,441	$146,024	$146,790	$142,682	$4,651	$3,342	3.2%	2.3%
Food and beverage	32,933	31,949	30,964	30,305	1,969	1,644	6.4%	5.4%
Other lodging property operating expenses	231,282	221,841	224,409	216,958	6,873	4,883	3.1%	2.3%
Total	$415,656	$399,814	$402,163	$389,945	$13,493	$9,869	3.4%	2.5%

Occupancy	73.7%	73.7%	73.6%	73.7%	n/a	n/a	0.1%	(0.1)%
ADR	$164.85	$165.22	$167.48	$168.15	$(2.63)	$(2.93)	(1.6)%	(1.7)%
RevPAR	$121.44	$121.73	$123.19	$124.01	$(1.75)	$(2.28)	(1.4)%	(1.8)%
  (1)    Same-store information includes operating results for 93 hotels owned by the Company as of January 1, 2024, and at all times during the years ended December 31, 2025, and 2024.

The total portfolio information above for the years ended December 31, 2025 and 2024 reflects operating results for various portions of each year for certain lodging properties as a result of the sales and acquisitions of lodging properties. The following table details how the acquisition and disposition transactions affect each reporting year:

Portion of Operating Results Included
	Transaction	For the Years Ended December 31,
	Date	2025	2024
Acquired Properties:
For the Year Ended December 31, 2024 (the “2024 Acquired Properties”):
Portfolio of Two Lodging Properties	December 2024	Full Period	Partial Period

Sold Properties:
For the Year Ended December 31, 2025 (the “2025 Sold Properties”):
Courtyard by Marriott - Amarillo, TX	October 2025	Partial Period	Full Period
Courtyard by Marriott - Kansas City, MO	October 2025	Partial Period	Full Period

For the Year Ended December 31, 2024 (the “2024 Sold Properties”):
Four Points by Marriott San Francisco Airport	October 2024	None	Partial Period
Courtyard by Marriott and SpringHill Suites - New Orleans, LA	April 2024	None	Partial Period
Hilton Garden Inn - College Station, TX	April 2024	None	Partial Period
Hyatt Place - Dallas (Plano), TX	February 2024	None	Partial Period

Changes from the year ended December 31, 2025 compared with the year ended December 31, 2024 were due to the following:

•Revenues and RevPAR. Room revenues for our total portfolio decreased by $6.9 million for the year ended December 31, 2025 compared with the year ended December 31, 2024 as a result of a $12.8 million decrease in same-store revenues driven primarily by reduced government-related and inbound international travel, partially offset by a $5.9 million increase in room revenues due to the net effect of the acquisition of the 2024 Acquired Properties and the sale of the 2025 Sold Properties and the 2024 Sold Properties (collectively, the “Sold Properties”).

On a same-store basis, occupancy decreased approximately 0.1% and ADR decreased 1.7% during the year ended December 31, 2025, which resulted in a 1.8% decrease in same-store RevPAR. For the total portfolio, we experienced an increase of approximately 0.1% in occupancy and a decrease of 1.6% in ADR during the year ended December 31, 2025. This resulted in a decrease in RevPAR of 1.4% for the year ended December 31, 2025 compared with the year ended December 31, 2024.

•Room Expenses. Room expenses for our total portfolio increased by $4.7 million for the year ended December 31, 2025 compared with the year ended December 31, 2024 as a result of a $1.4 million increase in room expenses due to the net effect of the sale of the 2024 and 2025 Sold Properties, and the acquisition of the 2024 Acquired Properties, coupled with a $3.3 million increase in same-store room expenses due to increased labor and benefits expenses.

•Food and Beverage Revenues and Expenses. Total portfolio food and beverage revenues increased by $2.3 million for the year ended December 31, 2025 compared with the year ended December 31, 2024 primarily as a result of a $2.0 million increase in same-store food and beverage revenues due to the completion of renovations at various properties and additional banquet and catering revenues due to special events. In addition, food and beverage revenues increased $0.3 million due to the net effect of the sale of the Sold Properties and the acquisition of the 2024 Acquired Properties. Total portfolio food and beverage expenses increased by $2.0 million due to a $1.6 million increase in same store food and beverage expenses, which is commensurate with the increase in food and beverage revenues, in addition to a $0.4 million increase due to the net effect of the sale of the Sold Properties and the acquisition of the 2024 Acquired Properties.

•Other Hotel Operating Revenues and Expenses. Other lodging property operating revenues for our total portfolio increased by $2.3 million for the year ended December 31, 2025 compared with the year ended December 31, 2024 as a result of a $2.3 million increase in same-store Other lodging property and operating revenues primarily related to an increase in parking, resort fees, and marketplace sales.

The $6.9 million increase in total portfolio Other lodging property operating expenses for the year ended December 31, 2025 in comparison with the year ended December 31, 2024 was driven by a $2.0 million increase in Other lodging property operating expenses due to the net effect of the sale of the Sold Properties, and the acquisition of the 2024 Acquired Properties, coupled with a $4.9 million increase in same-store Other lodging property operating expenses that resulted from increased labor costs, sales and marketing costs, and utilities.

The following table includes other consolidated income and expenses for 2025 compared with the prior year (dollar amounts in thousands):

	For the Twelve Months Ended December 31,
	2025	2024	Dollar Change	Percentage Change
Property taxes, insurance and other	$54,691	$54,116	$575	1.1%
Management fees	15,760	15,866	(106)	(0.7)%
Depreciation and amortization	149,610	146,436	3,174	2.2%
Corporate general and administrative	32,816	31,891	925	2.9%
Loss on impairment and write-down of assets	1,833	6,723	(4,890)	(72.7)%
Gain on disposal of assets, net	6,579	28,912	(22,333)	(77.2)%
Interest expense	80,692	82,632	(1,940)	(2.3)%
Interest income	1,178	1,906	(728)	(38.2)%
Gain on extinguishment of debt	—	3,000	(3,000)	nm¹
Other income, net	2,994	4,384	(1,390)	(31.7)%
Income tax expense (benefit)	842	(8,743)	(9,585)	nm¹

(1)    Not meaningful

Changes from the year ended December 31, 2025 compared with the year ended December 31, 2024 were due to the following:

•Property Taxes, Insurance and Other. The $0.6 million increase in Property taxes, insurance and other during the year ended December 31, 2025 is primarily due to a $1.1 million increase in property taxes as a result of increased property assessment values in certain locations and higher cash refunds in the prior year as a result of successful appeals, a $0.4 million increase in business taxes primarily due to franchise tax refunds received in the prior year, and $0.2 million increase due to the net effect of the acquisition of the 2024 Acquired Properties and the sale of the Sold Properties, offset by a $1.2 million decrease in insurance premiums in the current year.

•Management Fees. Management fees decreased during the year ended December 31, 2025 by $0.1 million due to the net effect of the sale of the Sold Properties and the acquisition of the 2024 Acquired Properties. Same-store management fees were relatively flat from the prior year to the current year as a result of a decrease in management fees related to lower revenues during the year ended December 31, 2025, offset by certain management fee adjustments in prior years.

•Depreciation and Amortization. Depreciation and amortization increased by $3.2 million for the year ended December 31, 2025 compared with the prior year primarily due to an increase of $2.9 million in depreciation and amortization due to the net effect of the sale of the Sold Properties, and the acquisition of the 2024 Acquired Properties, in addition to a $0.3 million increase in same-store depreciation and amortization due to assets placed in service as a result of completed renovations.

•Corporate General and Administrative. Corporate general and administrative expenses increased by $0.9 million for the year ended December 31, 2025 compared with the prior year primarily due to a $0.7 million increase in non-cash stock compensation expenses, and an increase of approximately $0.2 million in professional fees and corporate employee-related costs.

•Loss on Impairment and Write-down of Assets. During the year ended December 31, 2025, the Company recorded a loss on write-down of assets of $1.8 million to reduce the carrying amount of one property classified as Held for sale at December 31, 2025 to its expected net selling price less estimated costs to sell.

During the year ended December 31, 2024, the Company recorded a Loss on impairment of assets of $6.7 million to reduce the carrying amount of one property to its estimated fair value.

•Gain on Disposal of Assets, net. The gain on disposal of assets, net of $6.6 million for the year ended December 31, 2025 was primarily the result of a $4.2 million gain recorded on the sale of the Courtyard by Marriott in Amarillo, TX, and a $2.5 million recorded on the sale of the Courtyard by Marriott Kansas City, MO.

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

•Interest Expense. Interest expense decreased by $1.9 million primarily due to a reduction in interest rates for the year ended December 31, 2025 compared with the prior year, partially offset by a $0.3 million increase in amortization of deferred financing costs related to the refinancing of the $400 million 2025 GIC Joint Venture Term Loan (as defined in “Part II - Item 8. - Financial and Supplementary Data - Note 6 - Debt”

•Interest Income. Interest income decreased by $0.7 million during the year ended December 31, 2025 primarily due to $0.4 million of non-cash interest income related to the amortization of the Onera Purchase Option recorded during the year ended December 31, 2024, which became fully amortized in September 2024, combined with a $0.3 million decrease related to lower average cash balances invested in money market accounts, as well to a decrease in interest rates.

•Gain on Extinguishment of Debt. The gain on extinguishment of debt for the year ended December 31, 2024 was the result of the repayment of the MetaBank Loan (as defined in “Part II - Item 8. - Financial and Supplementary Data - Note 6 - Debt” to the accompanying Consolidated Financial Statements) in June 2024 prior to its scheduled maturity date, which resulted in a gain on extinguishment of debt of $3.0 million after legal fees and unamortized debt issuance costs that were written-off on the closing date.

•Other Income, net. Other income, net for the year ended December 31, 2025 consists primarily of third-party tenant income of $3.1 million, the realization of $2.2 million of tax rebates related to the NCI Transaction and $0.5 million in amortization of key money liabilities, partially offset by a net casualty loss of $1.6 million, $0.3 million of expensed debt transaction costs related to the refinancing of the 2022 GIC Joint Venture Term Loan with the $400 million 2025 GIC Joint Venture Term Loan (both of which are as defined in “Part II - Item 8. - Financial and Supplementary Data - Note 6 - Debt” to the accompanying Consolidated Financial Statements), and $0.9 million of costs related to property manager transitions.

Other income, net for the year ended December 31, 2024 consists primarily of third-party tenant income of $2.2 million, the realization of $2.0 million of tax rebates related to the NCI Transaction, and miscellaneous income of $1.0 million, partially offset by debt transaction costs of $0.6 million and a net casualty loss of $0.2 million.

•Income Tax Expense (Benefit). Income tax expense amounted to $0.8 million, during the year ended December 31, 2025, and was primarily related to federal and state income taxes on our TRSs.

Income tax benefit amounted to $8.7 million during the year ended December 31, 2024 and was primarily due to the reversal of a significant portion of our valuation allowance totaling $12.1 million, partially offset by current federal and state income tax expenses of $2.6 million, and deferred tax expense of $0.8 million for the year ended December 31, 2024. We reversed the valuation allowance during the year ended December 31, 2024 based on our determination that it is probable that we will realize the tax benefits related to a significant portion of our deferred tax assets.

For information about our key operating metrics and results of operations for the year ended December 31, 2024 compared with the year ended December 31, 2023, refer to “Part II – Item 7. – Management's Discussion and Analysis of Financial Conditions and Results of Operations - Results of Operations” of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Non-GAAP Financial Measures

We disclose certain “non-GAAP financial measures,” which are measures of our historical financial performance. Non-GAAP financial measures are financial measures not prescribed by GAAP. These measures are as follows: (i) Funds From Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”), (ii) EBITDA, Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate (“EBITDAre”) and Adjusted EBITDAre (as described below). We caution investors that amounts presented in accordance with our definitions of non-GAAP financial measures may not be comparable to similar measures disclosed by other companies, since not all companies calculate these non-GAAP financial measures in the same manner. Our non-GAAP financial measures should be considered along with, but not as alternatives to, net income (loss) as a measure of our operating performance. Our non-GAAP financial measures may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, debt service obligations and other commitments and uncertainties. Although we believe that our non-GAAP financial measures can enhance the understanding of our financial condition and results of operations, these non-GAAP financial measures are not necessarily better indicators of any trend as compared to a comparable measure prescribed by GAAP such as net income (loss).

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

EBITDAre and Adjusted EBITDAre

The following is a reconciliation of our GAAP net income to EBITDAre for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Net (loss) income	$(11,677)	$38,891	$(28,116)
Depreciation and amortization	149,610	146,436	150,924
Interest expense	80,692	82,632	86,798
Interest income on cash deposits	(506)	(829)	(568)
Income tax expense (benefit)	842	(8,743)	2,798
EBITDA	218,961	258,387	211,836
Loss on impairment and write-down of assets	1,833	6,723	16,661
(Gain) loss on disposal of assets and other dispositions, net	(6,579)	(28,912)	385
EBITDAre	214,215	236,198	228,882
Recoveries of credit losses	—	—	(1,230)
Amortization of key money liabilities	(517)	(486)	(498)
Equity-based compensation	8,793	8,132	7,742
Debt transaction costs	462	647	461
Gain on extinguishment of debt	—	(3,000)	—
Non-cash interest income	—	(400)	(531)
Non-cash lease expense, net	505	464	481
Casualty losses, net	1,573	177	2,112
Loss related to non-controlling interests in consolidated joint ventures	3,721	8,499	14,824
Adjustments related to non-controlling interests in consolidated joint ventures	(54,858)	(58,793)	(62,681)
Non-cash state taxes and other, net	953	754	460
Adjusted EBITDAre	$174,847	$192,192	$190,022

Adjusted EBITDAre decreased $17.3 million for the year ended December 31, 2025 in comparison with the year ended December 31, 2024 as a result of a decrease in Hotel EBITDA (see “Part II - Item 8. - Financial Statements and Supplementary Data - Note 18 – Segment Reporting”) due to a decline in same-store RevPAR resulting from a reduction in government-related and inbound international travel, and the net effect of the acquisition of the 2024 Acquired Properties and the sale of the Sold Properties.

For information about our Adjusted EBITDAre for the year ended December 31, 2024 compared with the year ended December 31, 2023, refer to “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

FFO and AFFO

The following is a reconciliation of our GAAP net income to FFO and AFFO for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per common share/Common Unit amounts):

	2025	2024	2023
Net (loss) income	$(11,677)	$38,891	$(28,116)
Preferred dividends	(15,875)	(15,875)	(15,875)
Distributions to and accretion of redeemable non-controlling interests	(2,626)	(2,626)	(2,626)
Loss related to non-controlling interests in consolidated joint ventures	3,721	8,499	14,824
Net (loss) income applicable to common shares and Common Units	(26,457)	28,889	(31,793)
Real estate-related depreciation	147,343	142,493	146,187
Loss on impairment and write-down of assets	1,833	6,723	16,661
(Gain) loss on disposal of assets and other dispositions, net	(6,579)	(28,912)	385
FFO adjustments related to non-controlling interests in consolidated joint ventures	(30,920)	(34,033)	(34,662)
FFO applicable to common shares and Common Units	85,220	115,160	96,778
Recoveries of credit losses	—	—	(1,230)
Amortization of deferred financing costs	6,884	6,582	5,910
Amortization of franchise fees	703	671	595
Amortization of intangible assets, net	1,047	2,786	3,642
Equity-based compensation	8,793	8,132	7,742
Debt transaction costs	462	647	461
Gain on extinguishment of debt	—	(3,000)	—
Non-cash interest income	—	(400)	(531)
Non-cash lease expense, net	505	464	481
Casualty losses, net	1,573	177	2,112
Deferred tax (benefit) expense	(331)	762	84
Reversal of valuation allowance on deferred tax assets	—	(12,061)	—
AFFO adjustments related to non-controlling interests in consolidated joint ventures	(2,160)	(1,468)	(3,612)
Non-cash state taxes and other, net	953	754	460
AFFO applicable to common shares and Common Units	$103,649	$119,206	$112,892
FFO per common share/Common Unit	$0.70	$0.93	$0.79
AFFO per common share/Common Unit (1)	$0.85	$0.96	$0.92
Weighted average diluted common shares/Common Units:
FFO and AFFO (2)(3)	121,981	124,313	122,355

(1)    AFFO for the years ended December 31, 2025, 2024 and 2023 has not been adjusted for interest related to the Convertible Notes for purposes of calculating AFFO per common share/Common Unit because we intended to settle the principal portion of the Convertible Notes in cash. In February 2026, we repaid the outstanding balance of the Convertible Notes.
(2)    Includes Common Units in the Operating Partnership held by limited partners (other than us and our subsidiaries) because the Common Units are redeemable for cash or, at our election, shares of our common stock.
(3)    The weighted average diluted common shares/common units used to calculate FFO and AFFO per common share/Common Unit for the years ended December 31, 2025, 2024 and 2023 includes the dilutive effect of our outstanding restricted stock awards. These shares were excluded from our weighted average shares outstanding used to calculate net (loss) income per share for the years ended December 31, 2025 and 2023 because they would have been antidilutive. The weighted average common shares/Common Unit used to calculate FFO and AFFO per common share/Common Unit exclude the potential dilution related to our Convertible Notes as we intended to settle the principal of the Convertible Notes in cash. In February 2026, we repaid the outstanding balance of the Convertible Notes.

A reconciliation of weighted average diluted common shares to non-GAAP weighted average diluted common shares/Common Units for FFO and AFFO is as follows (in thousands):

	2025	2024	2023
Weighted average common shares outstanding - diluted	106,850	132,365	105,548
Non-GAAP adjustment for restricted stock awards (1)	1,864	1,780	837
Non-GAAP adjustment for dilutive effects of Common Units	13,267	15,946	15,970
Non-GAAP adjustment for dilutive effect of shares of common stock issuable upon conversion of convertible debt	—	(25,778)	—
Non-GAAP weighted diluted share of common stock and Common Units	121,981	124,313	122,355

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

AFFO applicable to common stock and Common Units decreased by $15.6 million for the year ended December 31, 2025 compared with the year ended December 31, 2024 primarily as a result of a decrease in Hotel EBITDA (see “Part II - Item 8. - Financial Statements and Supplementary Data - Note 18 – Segment Reporting”) due to a decline in same-store RevPAR resulting from a reduction in government-related and inbound international travel, and the net effect of the acquisition of the 2024 Acquired Properties and the disposition of the Sold Properties.

For information about our AFFO for the year ended December 31, 2024 compared with the year ended December 31, 2023, refer to “Part II – Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity and Capital Resources

Our short-term cash obligations consist primarily of operating expenses and other expenditures directly associated with our lodging properties, recurring maintenance and capital expenditures necessary to maintain our lodging properties in accordance with internal and brand standards, capital expenditures to improve our lodging properties, interest payments, settlement of any applicable interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, our joint venture acquisitions and capital requirements, contractual lease payments, corporate overhead, and distributions to our stockholders and holders of Common and Preferred Units in our Operating Partnership when declared. Our corporate overhead primarily consists of employee compensation expenses, professional fees, corporate insurance and rent expenses. Cash requirements for our corporate overhead expenses (excluding non-cash stock-based compensation), which are generally paid from operating cash flows, were $24.0 million, $23.8 million and $24.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. We generally expect our corporate overhead expenses to remain consistent with the level of our operating activities and market conditions for goods and services.

Our long-term cash uses are primarily related to the costs of acquiring additional lodging properties, renovations and other non-recurring capital expenditures that periodically are made with respect to our lodging properties, dividends and distributions to our stockholders and holders of Common and Preferred Units in our Operating Partnership when declared, and scheduled debt payments, including maturing loans.

Our property acquisition and disposition activity for the years ended December 31, 2025 and 2024 was as follows:

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

•In February 2025, we closed on the sale of a 5.99-acre parcel of undeveloped land in San Antonio, TX for $1.3 million, which approximated its carrying amount.

•In October 2025, the GIC Joint Venture completed the sale of the 107-guestroom Courtyard by Marriott, Amarillo, Texas for a selling price of $20.0 million, which resulted in a gain of approximately $4.2 million.

•In October 2025, we completed the sale of the 123-guestroom Courtyard by Marriott in Kansas City, MO for a selling price of $19.0 million, which resulted in a gain of approximately $2.5 million.

•In November 2025, the GIC Joint Venture entered into a purchase and sale agreement to sell the 122-guestroom Hilton Garden Inn, Longview, TX for a selling price of $12.3 million. We reclassified the carrying value of the property to Assets held for sale, net at December 31, 2025 and recorded a write-down of $1.8 million in the fourth quarter of 2025 for the excess of the net carrying amount of the lodging property over the net selling price less estimated costs to sell. We completed the sale of the property on February 20, 2026 under the terms described above.

Significant changes related to our outstanding debt agreements for the years ended December 31, 2025 and 2024 were as follows:

•In February 2024, our Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the term loan document as a subsidiary guarantor, entered into a $200.0 million senior unsecured term loan financing (the “2024 Term Loan”) with Regions Bank. Proceeds from the 2024 Term Loan financing and advances on our $400 Million Revolver were used to repay in full the Company’s $225 million term loan that was scheduled to mature in February 2025. The 2024 Term Loan has an initial maturity date of February 2027 and can be extended for two 12-month periods by the Company, subject to certain conditions.

•In May 2024, we repaid the outstanding principal of the Bank of the Cascades loan that was scheduled to mature in December 2024 with no prepayment penalty. This repayment resulted in the release of the lodging property that was pledged as collateral for this mortgage loan.

•In June 2024, we repaid the outstanding balance of $42.3 million of a non-recourse loan with MetaBank (the “MetaBank Loan”) for $39.1 million prior to its scheduled maturity date. The payment represented a discount of $3.2 million and resulted in a gain on extinguishment of debt of $3.0 million after legal fees and unamortized debt issuance costs that were written-off on the closing date. As a result of this repayment, the three lodging properties previously held as collateral for the MetaBank Loan were released.

•In March 2025, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $275 million delayed draw term loan (the 2025 Delayed Draw Term Loan”) with Bank of America, N.A., as administrative agent. The 2025 Delayed Draw Term Loan has an initial maturity date of March 27, 2028 and can be extended by the Company for two 12-month periods, subject to certain conditions. In February 2026, we drew the $275 million balance of the 2025 Delayed Draw Term Loan to refinance a significant portion of our Convertible Notes which matured in February 2026. The 2025 Delayed Draw Term Loan has an accordion feature which allows the Company to increase the total commitments to $325.0 million.

•In May 2025, the Brickell Joint Venture closed a $58 million mortgage loan (the “Brickell Mortgage Loan”) with Wells Fargo Bank, N.A., as administrative agent, the proceeds of which were primarily used to repay the $45.4 million outstanding balance of the mortgage loan with City National Bank of Florida that was scheduled to mature in June 2025. The Brickell Mortgage Loan provides for an interest rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 260 basis points, which represents a 40 basis point reduction from the previous loan. The Brickell Mortgage Loan will mature in May 2028, and can be extended by the Brickell Joint Venture for two 12-month periods, subject to certain conditions. Subsequent to the closing of the Brickell Mortgage Loan, we entered into a $58.0 million interest rate swap to fix SOFR until May 2028. Pursuant to the interest rate swap, we will pay a fixed rate of 3.57%.

•In July 2025, the Operating Partnership and the GIC Joint Venture entered into a $400 million term loan with Bank of America, N.A., as administrative agent (the “2025 GIC Joint Venture Term Loan”) to refinance and replace a $410 million senior secured term loan facility (the “2022 GIC Joint Venture Term Loan”) with Bank of America, N.A., that was used as part of the NCI Transaction, (a portfolio of 27 lodging properties, containing an aggregate of 3,709 guestrooms, and two parking structures containing 1,002 spaces, and various financial incentives). The 2025 GIC Joint Venture Term Loan provides for an interest rate equal to SOFR plus 235 basis points, which represents a 50 basis point reduction from the 2022 GIC Joint Venture Term Loan. The 2025 GIC Joint Venture Term Loan will mature on July 24, 2028 and can be extended by the GIC Joint Venture for two 12-month periods, subject to certain conditions.

•In August 2025, the GIC Joint Venture entered into two $150 million forward starting interest rate swaps to fix one-month term SOFR. The interest rate swaps have an effective date of January 13, 2026 and a termination date of January 13, 2028. The two $150 million interest rate swaps with an average SOFR rate of 3.26% will replace $300 million of existing GIC Joint Venture interest rate swaps with an average SOFR rate of 3.49% scheduled to mature in January 2026.

•In November 2025, we entered into a $125 million interest rate swap to fix one-month term SOFR. The interest rate swap has an effective date of December 31, 2025 and a termination date of December 31, 2027. This interest rate swap has an interest rate of 3.31% and replaces a $125 million swap with a rate of 2.92% that matured on December 31, 2025.

•In December 2025, we executed amendments to the $600 Million Senior Credit and Term Loan Facility, the 2024 Term Loan, the 2025 Delayed Draw Term Loan, and the GIC Joint Venture Credit Facility to reduce the interest payable pursuant to each respective credit agreement by removing the 10 basis point credit spread adjustment to the term SOFR rate therein.

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

Outstanding Indebtedness

At December 31, 2025, we had no outstanding borrowings on our $400 Million Revolver, $200.0 million outstanding on our $200 Million Term Loan and $200.0 million outstanding on our 2024 Term Loan (as defined under “Part II - Item 8. - Financial Statements and Supplementary Data - Note 6 – Debt”). Each of the credit facilities is currently supported by the 52 lodging properties included in the credit facility borrowing base. We also had $287.5 million of outstanding Convertible Notes. In March 2025, we closed on the 2025 Delayed Draw Term Loan to refinance a significant portion of our outstanding $287.5 million convertible notes when they mature in February 2026. As of December 31, 2025, we had not drawn any amounts under the 2025 Delayed Drawn Term Loan. In February 2026, using amounts available on the 2025 Delayed Drawn Term Loan and borrowings on our $400 Million Revolver, we repaid the outstanding $287.5 million Convertible Notes.

At December 31, 2025, the GIC Joint Venture had $250.0 million in outstanding loans and available commitments under our GIC Joint Venture Credit Facility consisting of borrowings on a $125.0 million term loan (after giving effect to an additional $50.0 million of borrowings under the accordion feature of the loan, which was used in the purchase of two lodging properties in December 2024) and a $125.0 million revolving line of credit. The GIC Joint Venture Credit Facility is secured primarily by a first priority pledge of the equity interests in the subsidiaries that hold the 15 lodging property borrowing base assets, and the related TRS entities that wholly own the TRS Lessees.

Additionally, to complete the NCI Transaction, the GIC Joint Venture entered into the 2022 GIC Joint Venture Term Loan and assumed a PACE loan totaling $6.5 million. In July 2025, the GIC Joint Venture entered into the 2025 GIC Joint Venture Term Loan to refinance and replace the 2022 GIC Joint Venture Term Loan. The 2025 GIC Joint Venture Term Loan has an accordion feature that permits an increase in the total commitments by up to $200 million, for aggregate potential borrowings of up to $600 million, and is secured by pledges of the equity in the entities (and affiliated entities) that own the remaining 24 lodging properties and two parking garages that were acquired as part of the NCI Transaction. The outstanding balances of the GIC Joint Venture Term Loan and the PACE loan were $390.7 million and $5.7 million, respectively, at December 31, 2025.

The GIC Joint Venture also has a mortgage loan outstanding of $12.3 million at December 31, 2025 related to the acquisition of the Embassy Suites in Tucson, AZ in December 2021.

At December 31, 2025, the Brickell Joint Venture had $58.0 million outstanding on the Brickell Mortgage Loan, which is secured by the dual-branded 264-guestroom AC Hotel by Marriott and Element Hotel Miami Brickell.

At December 31, 2025, we have scheduled debt principal payments during the next 12 months totaling $0.5 million, not including the $287.5 million of Convertible Notes outstanding that was repaid in February 2026 using amounts available on the 2025 Delayed Draw Term Loan and borrowings on our $400 Million Revolver.

Currently, we have the capacity to pay scheduled principal payments using cash on hand or draws under our $400 Million Revolver. We have obtained financing through debt instruments that have staggered maturities and intend to continue to do so in the future. Our debt includes, and may include in the future, debt secured by first priority mortgage liens on certain lodging properties, debt secured by equity pledges, and unsecured debt. We believe that we will have adequate liquidity to meet the requirements for scheduled maturities and principal repayments. However, we can provide no assurance that we will be able to refinance our indebtedness as it becomes due and, if refinanced, whether such refinancing will be available on favorable terms.

At December 31, 2025, we and our GIC Joint Venture are in compliance with all of our loan agreements, and we believe we will be in compliance with these agreements for at least the next four quarters. See “Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt” for additional information concerning our loans, loan amendments and our financing arrangements.

     A summary of our debt at December 31, 2025 is as follows (dollar amounts in thousands):

	Interest Rate	Amortization Period (Years)	Initial Maturity Date	Fully Extended Maturity Date	Number of Properties Encumbered	Principal Amount Outstanding December 31, 2025	Principal Amount Outstanding December 31, 2024
2023 Senior Credit Facility
Bank of America, NA
$400 Million Revolver(1)	5.84% Variable	n/a	6/21/2027	6/21/2028	n/a	$—	$10,000
$200 Million Term Loan(1)	6.02% Variable	n/a	6/21/2026	6/21/2028	n/a	200,000	200,000
Total Senior Credit and Term Loan Facility						200,000	210,000

Convertible Notes (2)	1.50% Fixed	n/a	2/15/2026	2/15/2026	n/a	287,500	287,500

Term Loans
Regions Bank 2024 Term Loan Facility (1)	5.92% Variable	n/a	2/26/2027	2/26/2029	n/a	200,000	200,000
2025 Delayed Draw Term Loan (1) (2)	5.79% Variable	n/a	3/27/2028	3/27/2030	n/a	—	—
						200,000	200,000
Total Operating Partnership Debt						687,500	697,500

Brickell Joint Venture Mortgage Loan
City National Bank of Florida	n/a	n/a	n/a	n/a	—	—	46,060
Wells Fargo Bank, N.A.	6.47% Variable	n/a	5/15/2028	5/15/2030	2	58,000	—
						58,000	46,060

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver(3)	6.07% Variable	n/a	9/15/2027	9/15/2028	n/a	125,000	125,000
$125 Million Term Loan(3)	6.02% Variable	n/a	9/15/2027	9/15/2028	n/a	125,000	125,000
Bank of America, N.A. 2022 Term Loan	n/a	n/a	n/a	n/a	n/a	—	396,037
Bank of America, N.A. 2025 Term Loan (4)	6.27% Variable	n/a	7/24/2028	7/24/2030	n/a	390,730	—
Wells Fargo	4.99% Fixed	30	6/6/2028	6/6/2028	1	12,253	12,526
PACE loan(5)	6.10% Fixed	20	7/31/2040	7/31/2040	n/a	5,660	5,884
Total GIC Joint Venture Credit Facility and Term Loans					1	658,643	664,447
Total Joint Venture Debt					3	716,643	710,507
Total Debt					3	$1,404,143	$1,408,007
Pro rata debt outstanding(6)						$1,075,608	$1,077,822

(1) The 2023 Senior Credit Facility, the Regions Bank 2024 Term Loan Facility, and the 2025 Delayed Draw Term Loan are supported by a borrowing base of 52 unencumbered hotel properties and their affiliates.
(2) The $287.5 million of Convertible Notes were repaid in February 2026 using amounts available on the 2025 Delayed Drawn Term Loan and borrowings on our $400 Million Revolver.
(3) The $125 Million Revolver and the $125 Million Term Loan are secured by pledges of the equity in the entities (and affiliated entities) that own 15 lodging properties.
(4)    The GIC Joint Venture Term Loan with Bank of America, N.A. is secured by pledges of the equity in the entities (and affiliated entities) that own 24 lodging properties and two parking garages.
(5)    As part of the NCI Transaction, a subsidiary of the GIC Joint Venture assumed a PACE loan of approximately $6.5 million. The loan bears fixed interest at 6.10%, has an amortization period of 20 years, and matures on July 31, 2040. The PACE loan is secured by an assessment lien imposed by the County of Tarrant, Texas for the benefit of the lender.
(6)    Pro rata debt represents our portion of total debt taking into consideration only our pro rata share of joint venture debt.

Capital Expenditures

During the year ended December 31, 2025, we funded $75.5 million of capital expenditures and $7.5 million of development expenditures on a consolidated basis. When taking into consideration only our pro rata portion related to our joint ventures, capital and development expenditures for the year ended December 31, 2025 were $64.2 million, and $6.7 million.
We anticipate spending an estimated $55.0 million to $65.0 million in capital expenditures across our portfolio (excluding the pro rata portion related to our joint venture partners) during the year ended December 31, 2026. We expect to fund these expenditures through a combination of cash on hand, working capital, cash flows from operations, restricted cash, borrowings under our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flow Analysis

The following table summarizes changes in cash flows for the years ended December 31, 2025 and December 31, 2024 (in thousands):

	For the Years Ended December 31,
	2025	2024	Change
Net cash provided by operating activities	$149,030	$166,323	$(17,293)
Net cash used in investing activities	(43,387)	(71,499)	28,112
Net cash used in financing activities	(112,789)	(94,234)	(18,555)
Net change in cash, cash equivalents and restricted cash	$(7,146)	$590	$(7,736)

Changes from the year ended December 31, 2025 compared with the year ended December 31, 2024 were due to the following:

•Net cash provided by operating activities. Cash provided by operating activities for the year ended December 31, 2025 was the result of net income of $149.5 million, after adjusting for non-cash items such as depreciation and amortization, equity-based compensation, reversal of our valuation allowance on deferred tax assets, gain on the disposition of assets, and gain on extinguishment of debt, partially offset by a net change in working capital of $0.4 million.

Cash provided by operating activities for the year ended December 31, 2024 was the result of net income of $164.3 million, after adjusting for non-cash items such as depreciation and amortization, loss on write-down of assets, recovery of credit losses, and equity-based compensation, and a net change in working capital of $2.1 million.

•Net cash used in investing activities. Cash used in investing activities for the year ended December 31, 2025 was primarily due to $75.5 million of renovation expenditures and $7.5 million of development expenditures, partially offset by $39.7 million in net cash proceeds from the sale of the 107-guestroom Courtyard by Marriott, Amarillo, Texas, the sale of the 123-guestroom Courtyard by Marriott in Kansas City, MO, and the sale of an undeveloped land parcel in San Antonio, TX in February 2025.

Cash used in investing activities for the year ended December 31, 2024 was primarily due to the acquisition of the 2024 Acquired Properties for $96.3 million, $89.3 million of renovation expenditures and $5.2 million of development expenditures, partially offset by the $109.4 million in net cash proceeds from the sale of the 2024 Sold Properties, and the collection of a $9.9 million tax incentive related to the NCI Transaction.

•Net cash used in financing activities. Cash used in financing activities for the year ended December 31, 2025 was primarily due to the payment of dividends and distributions of approximately $82.0 million, repurchases of our common stock of approximately $15.4 million, financing costs of approximately $10.3 million primarily related to the 2025 Delayed Draw Term Loan and the refinancing of the GIC Joint Venture Term Loan, net repayments on our $400 Million Revolver of $10.0 million, net term loan repayments of $5.3 million, $1.6 million related to shares acquired for employee withholding requirements, $1.1 million in scheduled principal payments on mortgage debt, and $0.6 million related to the redemption of certain GIC Joint Venture preferred stock, partially offset by net proceeds from the refinancing of the Brickell Mortgage Loan totaling $12.6 million, and joint venture contributions by our GIC Joint Venture partner of $0.9 million.

Cash used in financing activities for the year ended December 31, 2024 was primarily due to the $93.3 million repayment of the MetaBank and Bank of the Cascades term loans, the payment of dividends and distributions of approximately $77.6 million, financing costs of approximately $3.5 million related to the 2024 Term Loan and our GIC Joint Venture Credit Facility, scheduled principal payments on mortgage loans of $1.4 million and $0.9 million related to shares acquired for employee withholding requirements, partially offset by net borrowings on our $400 Million Revolver of $10.0 million, contributions by our GIC Joint Venture partner of $22.5 million and borrowings on our GIC Joint Venture Term Loan of $50.0 million for the acquisition of the 2024 Acquired Properties.

For information about our consolidated cash flows for the year ended December 31, 2024 compared with the year ended December 31, 2023, refer to “Part II – Item 7. – Management's Discussion and Analysis of Financial Conditions and Results of Operations – Cash Flow Analysis” of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

When we acquire a lodging property, we estimate the fair values of the assets acquired and the liabilities assumed using all available information to make these fair value determinations, including discounted cash flow analyses and market comparable data. In addition, we make significant estimates regarding replacement costs for the buildings and furniture, fixtures and equipment, including estimated useful lives and judgments related to certain market assumptions. We also may engage independent valuation specialists to assist in the fair value determinations of the assets acquired and the liabilities assumed. Fair value determinations required numerous estimates and assumptions, such as estimates of future income growth, replacement cost per unit, value per acre or buildable square foot, capitalization rates, discount rates, borrowing rates, market rental rates, capital expenditures, and cash flow projections at the respective lodging properties. The determination of fair value is subjective and is based on assumptions and estimates that could differ materially from actual results in future periods.

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

Asset Impairment

Each quarter, we evaluate the net carrying amounts of our long-term assets for impairment when impairment indicators are present. We evaluate for impairment triggers based on qualitative factors such as macroeconomic trends, trends related to demand for travel and lodging, and current and projected trends related to local market conditions. We also evaluate for impairment triggers based on quantitative factors such as historical and projected revenue and profitability performance trends. When an impairment indicator is identified, we perform a recoverability analysis based on estimated future undiscounted cash flows for the asset. Forecasted undiscounted cash flows require substantial management judgment related to estimates of future revenues, expenses, and terminal capitalization rates used to derive residual value, which are based on historical results, our expectations related to revenue trends and future performance of the asset, our assessment of current and future market conditions and competition, our expectations related to performance of the overall economy, and third-party industry published forecasts. If we determine that an asset impairment exists, we will estimate the fair value of the asset and record a loss on impairment to record the asset at the lower of cost or fair value.

See “Part II – Item 8. – Financial Statements and Supplementary Data – Note 2 – Basis of Presentation and Significant Accounting Policies” for significant accounting policies and new accounting standards.

Recent Developments

On December 31, 2025, we determined that we no longer qualify as a large-accelerated filer or a well-known seasoned issuer under SEC rules. Accordingly, we are now an accelerated filer for Exchange Act reporting purposes. As a result, our Form 10-K filing deadline is extended to 75 days after year-end, and we are no longer eligible to use automatic shelf registration statements. Any new registration statements will require SEC review prior to effectiveness.

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

At December 31, 2025, we were party to nine interest rate derivative agreements pursuant to which we receive variable-rate payments in exchange for making fixed-rate payments (dollar amounts in thousands):

			Average Annual Effective Fixed Rate		Notional Amount
Contract Date	Effective Date	Expiration Date			December 31, 2025
Operating Partnership
July 26, 2022	January 31, 2023	January 31, 2027	2.60%		$100,000
July 26, 2022	January 31, 2023	January 31, 2029	2.56%		100,000
June 5, 2025	June 2, 2025	May 15, 2028	3.57%		58,000
November 17, 2025	December 31, 2025	December 31, 2027	3.31%		125,000
Total Operating Partnership					383,000
GIC Joint Venture
March 24, 2023	July 1, 2023	January 13, 2026	3.35%		100,000
March 24, 2023	July 1, 2023	January 13, 2026	3.35%		100,000
January 19, 2024	October 1, 2024	January 13, 2026	3.77%		100,000
August 25, 2025	January 13, 2026	January 13, 2028	3.26%		150,000
August 25, 2025	January 13, 2026	January 13, 2028	3.27%		150,000
Total GIC Joint Venture					600,000
Total			3.22%	(1)	$983,000
(1) Represents the weighted-average effective interest rate of our current interest rate swaps at December 31, 2025.

At December 31, 2025, after taking into consideration our interest rate derivative agreements in effect as of that date, $988.4 million, or 70%, of our debt had fixed interest rates and $415.7 million, or 30%, had variable interest rates. At December 31, 2025, debt related to our wholly owned properties coupled with our pro rata share of joint venture debt results in a fixed-rate debt ratio of approximately 77% of our total pro rata indebtedness when including the effect of interest rate swaps effective as of that date.

Item 8.        Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by this item are included on pages F-1 through F-51 of this Annual Report on Form 10-K and are incorporated by reference herein.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that we had effective internal control over financial reporting as of December 31, 2025.

Ernst & Young LLP, our independent registered public accounting firm, has issued an auditor’s attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. This report is included in “Part II – Item 8. – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the year ended December 31, 2025.

Item 9B.    Other Information.

During the year ended December 31, 2025, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

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

The other information required by this item is incorporated by reference to our Definitive Proxy Statement on Schedule 14A (the “2026 Proxy Statement”) for the 2026 Annual Meeting of Stockholders.

Item 11.        Executive Compensation.

The information required by this item is incorporated by reference to our 2026 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2025 with respect to our securities that may be issued under existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Summit Hotel Properties, Inc. Stockholders (1)	—	$—	3,143,960
Equity Compensation Plans Not Approved by Summit Hotel Properties, Inc. Stockholders	—	—	—
Total	—	$—	3,143,960
(1)  As described in the Summit Hotel Properties, Inc. 2024 Equity Incentive Plan (See “Part II – Item 8. – Financial Statements and Supplementary Data –
Note 13 - Equity-Based Compensation”).

The other information required by this item is incorporated by reference to our 2026 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our 2026 Proxy Statement.

Item 14.        Principal Accountant Fees and Services.

The information required by this item regarding our principal accountant, Ernst & Young LLP (PCAOB ID No. 42), is incorporated by reference to our 2026 Proxy Statement.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

1.    Financial Statements:

Included herein at pages F-1 through F-47

2.    Financial Statement Schedules:

The following financial statement schedule is included herein at pages F-48 through F-51.

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

3.11
Maryland State Department of Assessments and Taxation Articles Supplementary (incorporated by reference to Exhibit 3.11 of the Annual Report filed by Summit Hotel Properties, Inc. on February 23, 2022).

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

Exhibit Number	Description of Exhibit
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

10.3
Form of Lease Agreement between Summit Hotel OP, LP and TRS Lessee (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010).

10.4*
Summit Hotel Properties, Inc. 2011 Equity Incentive Plan, as amended and restated effective May 13, 2021 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed by Summit Hotel Properties, Inc. on March 26, 2021).

10.5*
Summit Hotel Properties, Inc. 2024 Equity Incentive Plan, effective May 22, 2024 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed by Summit Hotel Properties, Inc. on April 3, 2024).

10.6*
Form of Stock Award Agreement (Service-Based Shares) between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 3, 2016).

10.7*
Form of Stock Award Agreement (Performance Based Shares) between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 3, 2016).

10.8*
Form of Incentive Award Agreement between Summit Hotel Properties, Inc. and its executive officers (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 3, 2016).

Exhibit Number	Description of Exhibit
10.9*
Employment Agreement, dated May 28, 2014, between Summit Hotel Properties, Inc. and Christopher R. Eng (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on August 6, 2014).

10.10*
Employment Agreement, dated March 3, 2015, between Summit Hotel Properties, Inc. and Paul Ruiz (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Summit Hotel Properties, Inc. on May 4, 2015).

10.11*
Employment Agreement, dated December 17, 2020, between Summit Hotel Properties, Inc. and William Conkling (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on April 28, 2021).

10.12*
Employment Agreement, dated December 17, 2020, between Summit Hotel Properties, Inc. and Jonathan P. Stanner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on December 22, 2020)

10.13*
Form of Indemnification Agreement between Summit Hotel Properties, Inc. and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Registration Statement on Form S-11 filed by Summit Hotel Properties, Inc. on November 1, 2010).

10.14
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

10.15
Registration Rights Agreement dated January 13, 2022 among Summit Hotel Properties, Inc. and Bright Force Investment, LLC, Sagestar Family, LLC and C&D Family Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 14, 2022).

10.16
Director Nomination Agreement dated January 13, 2022 among Summit Hotel Properties, Inc. and Bright Force Investment, LLC, Sagestar Family, LLC and C&D Family Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 14, 2022).

10.17
Tax Protection Agreement dated January 13, 2022 among Summit Hotel OP, LP and NewcrestImage Holdings, LLC, Sagestar Family, LLC and C&D Family Holding, LLC, LLC, (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on January 14, 2022).

10.18
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

10.19
Fourth Amendment to Amended and Restated Credit Agreement, dated as of December 17, 2025, among Summit Hotel OP, LP, as Borrower, Summit Hotel Properties, Inc., as Parent Guarantor, the other Guarantors from time to time party thereto, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on December 18, 2025).

10.20
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

10.21
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

10.22
Second Amendment to Credit Agreement, dated as of December 17, 2025, among Summit JV MR 1, LLC, as Borrower, Summit Hospitality JV, LP, the other Guarantors from time to time party thereto, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on December 18, 2025).

Exhibit Number	Description of Exhibit
10.23
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

10.24
Third Amendment to Credit Agreement, dated as of December 17, 2025, among Summit Hotel OP, LP, as Borrower, Summit Hotel Properties, Inc., as Parent Guarantor, the other Guarantors from time to time party thereto, the Lenders from time to time party thereto and Regions Bank, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on December 18, 2025).

10.25
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

10.26
First Amendment to Delayed Draw Term Loan Agreement, dated as of December 17, 2025, among Summit Hotel OP, LP, as Borrower, Summit Hotel Properties, Inc., as Parent Guarantor, the other Guarantors from time to time party thereto, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on December 18, 2025).

19.1
Summit Hotel Properties, Inc. Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed by Summit Hotel Properties, Inc. on February 24, 2025).

21.1†	List of Subsidiaries of Summit Hotel Properties, Inc.
23.1†	Consent of Ernst & Young, LLP
31.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by Summit Hotel Properties, Inc. on February 29, 2024)
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document
104(1)	The cover page for Summit Hotel Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025 (formatted in Inline XBRL and contained in Exhibit 101).
 * Management contract or compensatory plan or arrangement.
† Filed herewith
(1) Submitted electronically herewith

Item 16.        Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: February 25, 2026	By:	/s/ Jonathan P. Stanner
Jonathan P. Stanner
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey W. Jones	Chairman of the Board of Directors	February 25, 2026
Jeffrey W. Jones

/s/ Jonathan P. Stanner	President, Chief Executive Officer and Director	February 25, 2026
Jonathan P. Stanner	(principal executive officer)

/s/ William H. Conkling	Executive Vice President and Chief Financial Officer	February 25, 2026
William H. Conkling	(principal financial officer)

/s/ Paul Ruiz	Senior Vice President and Chief Accounting Officer	February 25, 2026
Paul Ruiz	(principal accounting officer)

/s/ Bjorn R. L. Hanson	Director	February 25, 2026
Bjorn R. L. Hanson

/s/ Kenneth J. Kay	Director	February 25, 2026
Kenneth J. Kay

/s/ Mehulkumar B. Patel	Director	February 25, 2026
Mehulkumar B. Patel

/s/ Amina Belouizdad Porter	Director	February 25, 2026
Amina Belouizdad Porter

/s/ Thomas W. Storey	Director	February 25, 2026
Thomas W. Storey

/s/ Hope S. Taitz	Director	February 25, 2026
Hope S. Taitz

SUMMIT HOTEL PROPERTIES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Summit Hotel Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Hotel Properties, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, changes in equity and redeemable non-controlling interests, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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
Investments in lodging property, net totaled $2.6 billion at December 31, 2025. As explained in Note 2 of the consolidated financial statements, the Company monitors events and changes in circumstances for indicators that the carrying amount of a lodging property may not be recoverable. Impairment indicators are based on qualitative factors such as significant underperformance relative to historical or anticipated results, significant changes in the manner or use of a property, significant increases in competition, significant or adverse changes in legal factors or regulations, macroeconomic trends, changes in value of comparable properly sales, or significant negative industry or economic trends. If indicators of impairment are identified for any lodging property, the Company evaluates the recoverability by comparing estimated undiscounted future cash flows expected to be generated by the lodging property to the respective carrying amount. The Company’s estimated undiscounted future cash flows analysis requires management to make significant estimates and assumptions related to expected revenues, expenses, and terminal capitalization rates. If carrying amount of the asset is not recoverable, the Company estimates the fair value of the property, and an adjustment is made to reduce the carrying value of the property to its estimated fair value.

Auditing the Company's impairment assessment for its investments in lodging property was challenging because it involved a high degree of subjectivity in applying audit procedures and evaluating the factors the Company considered in its identification of impairment indicators. Further, auditing the Company’s evaluation of impairment is judgmental due to the estimation required in determining undiscounted cash flows that can be generated from the lodging property, specifically surrounding the estimated residual value that is derived from the significant estimates and assumptions stated above.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s lodging property impairment evaluation process. This included controls over management’s evaluation of the factors used in identifying potential impairment indicators in addition to controls over management’s review of key assumptions underlying the undiscounted cash flows. These key assumptions included revenue growth rates and terminal capitalization rates.

To test the Company’s evaluation of the factors used in identifying potential impairment indicators, we performed procedures that included, among others, testing management’s assessment of the lodging properties’ performance relative to historical or anticipated operating results. For example, we compared and assessed the lodging properties’ historical operating results to the current market information using both internally and externally available information. We also tested the key assumptions used by management in its recoverability analysis by comparing them to observable market information to assess whether the assumptions were market supported. We involved our valuation specialist to assist us in evaluating management’s methodology and the key assumptions noted above. In addition, we assessed subsequent events and evaluated the completeness and accuracy of the data utilized in management’s impairment analysis.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Austin, Texas

February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Summit Hotel Properties, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Summit Hotel Properties, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Summit Hotel Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity and redeemable non-controlling interests and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Austin, Texas
February 25, 2026

Summit Hotel Properties, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2025	2024
ASSETS
Investments in lodging property, net	$2,640,367	$2,746,765
Investment in lodging property under development	—	7,617
Assets held for sale, net	11,967	1,225
Cash and cash equivalents	36,110	40,637
Restricted cash	5,102	7,721
Right-of-use assets, net	32,028	33,309
Trade receivables, net	17,347	18,625
Prepaid expenses and other	7,104	9,580
Deferred charges, net	10,051	6,460
Other assets	15,954	24,291
Total assets	$2,776,030	$2,896,230

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,394,014	$1,396,710
Lease liabilities, net	24,091	24,871
Accounts payable	7,537	7,450
Accrued expenses and other	76,417	82,153
Total liabilities	1,502,059	1,511,184
Commitments and contingencies (Note 12)
Redeemable non-controlling interests	50,219	50,219
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.25% Series E - 6,400,000 shares issued and outstanding at December 31, 2025 and 2024 (aggregate liquidation preference of $160,861 at December 31, 2025 and 2024)	64	64
5.875% Series F - 4,000,000 shares issued and outstanding at December 31, 2025 and 2024 (aggregate liquidation preference of $100,506 at December 31, 2025 and 2024)	40	40
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 108,798,686 and 108,435,663 shares issued and outstanding at December 31, 2025 and 2024 respectively	1,088	1,084
Additional paid-in capital	1,264,470	1,246,225
Accumulated other comprehensive income	2,115	9,173
Accumulated deficit and distributions in excess of retained earnings	(405,622)	(347,041)
Total stockholders’ equity	862,155	909,545
Non-controlling interests	361,597	425,282
Total equity	1,223,752	1,334,827
Total liabilities, redeemable non-controlling interests and equity	$2,776,030	$2,896,230

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
Revenues:
Room	$643,795	$650,713	$656,063
Food and beverage	43,213	40,865	41,513
Other	42,464	40,205	38,551
Total revenues	729,472	731,783	736,127
Expenses:
Room	151,441	146,790	148,005
Food and beverage	32,933	30,964	31,580
Other lodging property operating expenses	231,282	224,409	224,901
Property taxes, insurance and other	54,691	54,116	55,167
Management fees	15,760	15,866	18,452
Depreciation and amortization	149,610	146,436	150,924
Corporate general and administrative	32,816	31,891	32,530
Transaction costs	—	10	13
Loss on impairment and write-down of assets	1,833	6,723	16,661
Recovery of credit losses	—	—	(1,230)
Total expenses	670,366	657,205	677,003
Gain (loss) on disposal of assets, net	6,579	28,912	(337)
Operating income	65,685	103,490	58,787
Other income (expense):
Interest expense	(80,692)	(82,632)	(86,798)
Interest income	1,178	1,906	1,688
Gain on extinguishment of debt	—	3,000	—
Other income, net	2,994	4,384	1,005
Total other expense, net	(76,520)	(73,342)	(84,105)
(Loss) income from continuing operations before income taxes	(10,835)	30,148	(25,318)
Income tax (expense) benefit	(842)	8,743	(2,798)
Net (loss) income	(11,677)	38,891	(28,116)
Less - Loss attributable to non-controlling interests	(6,610)	(4,751)	(18,627)
Net (loss) income attributable to Summit Hotel Properties, Inc. before preferred dividends and distributions	(5,067)	43,642	(9,489)
Less - Distributions to and accretion of redeemable non-controlling interests	(2,626)	(2,626)	(2,626)
Less - Preferred dividends	(15,875)	(15,875)	(15,875)
Net (loss) income attributable to common stockholders	$(23,568)	$25,141	$(27,990)
(Loss) income per common share:
Basic	$(0.22)	$0.23	$(0.27)
Diluted	$(0.22)	$0.22	$(0.27)
Weighted average common shares outstanding:
Basic	106,850	105,927	105,548
Diluted	106,850	132,365	105,548
Dividends per common share	$0.32	$0.30	$0.22

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net (loss) income	$(11,677)	$38,891	$(28,116)
Other comprehensive (loss) income, net of tax:
Changes in fair value of derivative financial instruments	(9,108)	(2,384)	(2,884)
Comprehensive (loss) income	(20,785)	36,507	(31,000)
Comprehensive loss attributable to non-controlling interests	8,401	5,341	17,940
Comprehensive (loss) income attributable to Summit Hotel Properties, Inc.	(12,384)	41,848	(13,060)
Distributions to and accretion on redeemable non-controlling interests	(2,626)	(2,626)	(2,626)
Preferred dividends and distributions	(15,875)	(15,875)	(15,875)
Comprehensive (loss) income attributable to common stockholders	$(30,885)	$23,347	$(31,561)

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Years Ended December 31, 2025, 2024 and 2023
(in thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit and Distributions	Stockholders’ Equity	Non-Controlling Interests	Total Equity
December 31, 2022	$50,219	10,400,000	$104	106,901,576	$1,069	$1,232,302	$14,538	$(288,200)	$959,813	$448,137	$1,407,950
Adjustment of redeemable non-controlling interests to redemption value	2,626	—	—	—	—	—	—	(2,626)	(2,626)	—	(2,626)
Sale of non-controlling interests in joint venture	—	—	—	—	—	—	—	—	—	1,353	1,353
Redemption of subsidiary preferred stock	—	—	—	—	—	—	—	(37)	(37)	(375)	(412)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	20,792	20,792
Common stock redemption of common units	—	—	—	28,179	—	272	—	—	272	(272)	—
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(23,616)	(23,616)	(3,512)	(27,128)
Preferred dividends and distributions	(2,626)	—	—	—	—	—	—	(15,875)	(15,875)	(330)	(16,205)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(12,426)	(12,426)
Equity-based compensation	—	—	—	847,647	8	7,734	—	—	7,742	—	7,742
Shares of common stock acquired for employee withholding requirements	—	—	—	(184,029)	(1)	(1,387)	—	—	(1,388)	—	(1,388)
Other comprehensive (loss) income	—	—	—	—	—	—	(3,571)	—	(3,571)	687	(2,884)
Other	—	—	—	—	—	(25)	—	(5)	(30)	(145)	(175)
Net loss	—	—	—	—	—	—	—	(9,489)	(9,489)	(18,627)	(28,116)
December 31, 2023	50,219	10,400,000	104	107,593,373	1,076	1,238,896	10,967	(339,848)	911,195	435,282	1,346,477
Adjustment of redeemable non-controlling interests to redemption value	2,626	—	—	—	—	—	—	(2,626)	(2,626)	—	(2,626)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	22,497	22,497
Common stock redemption of common units	—	—	—	15,555	—	144	—	—	144	(144)	—
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(32,334)	(32,334)	(4,782)	(37,116)
Preferred dividends and distributions	(2,626)	—	—	—	—	—	—	(15,875)	(15,875)	(300)	(16,175)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(21,930)	(21,930)
Equity-based compensation	—	—	—	971,389	9	8,123	—	—	8,132	—	8,132
Shares of common stock acquired for employee withholding requirements	—	—	—	(144,654)	(1)	(938)	—	—	(939)	—	(939)
Other comprehensive loss	—	—	—	—	—	—	(1,794)	—	(1,794)	(590)	(2,384)
Net income (loss)	—	—	—	—	—	—	—	43,642	43,642	(4,751)	38,891
December 31, 2024	50,219	10,400,000	104	108,435,663	1,084	1,246,225	9,173	(347,041)	909,545	425,282	1,334,827
See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Years Ended December 31, 2025, 2024 and 2023
(in thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit and Distributions	Stockholders’ Equity	Non-Controlling Interests	Total Equity
December 31, 2024	50,219	10,400,000	104	108,435,663	1,084	1,246,225	9,173	(347,041)	909,545	425,282	1,334,827
Adjustment of redeemable non-controlling interests to redemption value	2,626	—	—	—	—	—	—	(2,626)	(2,626)	—	(2,626)
Redemption of subsidiary preferred stock	—	—	—	—	—	—	—	(62)	(62)	(563)	(625)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	944	944
Repurchase of common shares	—	—	—	(3,585,179)	(36)	(15,366)	—	—	(15,402)	—	(15,402)
Common stock redemption of common units	—	—	—	2,923,797	29	26,618	259	—	26,906	(26,906)	—
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(34,951)	(34,951)	(4,292)	(39,243)
Preferred dividends and distributions	(2,626)	—	—	—	—	—	—	(15,875)	(15,875)	(300)	(16,175)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(24,167)	(24,167)
Equity-based compensation	—	—	—	1,269,157	13	8,780	—	—	8,793	—	8,793
Shares of common stock acquired for employee withholding requirements	—	—	—	(244,752)	(2)	(1,615)	—	—	(1,617)	—	(1,617)
Other comprehensive loss	—	—	—	—	—	—	(7,317)	—	(7,317)	(1,791)	(9,108)
Other	—	—	—	—	—	(172)	—	—	(172)	—	(172)
Net loss	—	—	—	—	—	—	—	(5,067)	(5,067)	(6,610)	(11,677)
December 31, 2025	$50,219	10,400,000	$104	108,798,686	$1,088	$1,264,470	$2,115	$(405,622)	$862,155	$361,597	$1,223,752

See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES:
Net (loss) income	$(11,677)	$38,891	$(28,116)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	149,610	146,436	150,924
Amortization of debt issuance costs	6,884	6,582	5,910
Loss on impairment and write-down of assets	1,833	6,723	16,661
Recovery of credit losses	—	—	(1,230)
Equity-based compensation	8,793	8,132	7,742
Deferred tax (benefit) expense	(331)	762	84
Reversal of valuation allowance on deferred tax assets	—	(12,061)	—
(Gain) loss on disposal of assets, net	(6,579)	(28,912)	337
Gain on extinguishment of debt	—	(3,000)	—
Non-cash interest income	—	(400)	(531)
Debt transaction costs	—	647	395
Other	939	450	793
Changes in operating assets and liabilities:
Trade receivables, net	1,024	2,724	(334)
Prepaid expenses and other	2,151	(1,034)	(636)
Accounts payable	225	2,513	(380)
Accrued expenses and other	(3,842)	(2,130)	2,022
NET CASH PROVIDED BY OPERATING ACTIVITIES	149,030	166,323	153,641

INVESTING ACTIVITIES:
Acquisitions of lodging properties	—	(96,329)	(44,614)
Improvements to lodging properties	(75,479)	(89,306)	(89,580)
Investment in property under development	(7,507)	(5,150)	(826)
Proceeds from tax incentive payment	—	9,896	—
Proceeds from asset dispositions, net	39,675	109,442	35,176
Funding of real estate loans and related expenses	—	—	(4,576)
Proceeds from principal payments on real estate loans	—	—	1,462
Transaction escrow activity and other	(76)	(52)	1,000
NET CASH USED IN INVESTING ACTIVITIES	(43,387)	(71,499)	(101,958)
See Notes to Consolidated Financial Statements

Summit Hotel Properties, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
FINANCING ACTIVITIES:
Proceeds from borrowings on revolving line of credit	70,000	115,000	75,000
Repayments of revolving line of credit borrowings	(80,000)	(105,000)	(90,000)
Proceeds from mortgage loan	58,000	—	—
Repayment of mortgage loan	(45,433)	—	—
Scheduled principal payments on mortgage loans	(1,124)	(1,408)	(2,284)
Proceeds from term loans	95,000	50,000	—
Repayment of term loans	(100,308)	(93,267)	—
Financing fees, debt transactions costs and other issuance costs	(10,267)	(3,511)	(10,381)
Repurchases of common shares	(15,402)	—	—
Redemption of subsidiary preferred stock	(625)	—	(413)
Common dividends and distributions paid	(38,989)	(36,875)	(26,945)
Preferred dividends and distributions paid	(18,801)	(18,801)	(18,831)
Proceeds from contributions by non-controlling interests in joint venture	944	22,497	20,592
Distributions to joint venture partner	(24,167)	(21,930)	(12,426)
Repurchase of common shares for employee tax withholding requirements	(1,617)	(939)	(1,388)
Proceeds from the sale of subsidiary preferred stock	—	—	1,353
NET CASH USED IN FINANCING ACTIVITIES	(112,789)	(94,234)	(65,723)

Net change in cash, cash equivalents and restricted cash	(7,146)	590	(14,040)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	48,358	47,768	61,808
End of period	$41,212	$48,358	$47,768

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONSOLIDATED BALANCE SHEETS TO THE AMOUNTS SHOWN IN THE STATEMENTS OF CASH FLOWS ABOVE:
Cash and cash equivalents	$36,110	$40,637	$37,837
Restricted cash	5,102	7,721	9,931
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$41,212	$48,358	$47,768
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

We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. At December 31, 2025, our portfolio consisted of 95 lodging properties with a total of 14,347 guestrooms located in 24 states. At December 31, 2025, we own 100% of the outstanding equity interests in 52 of 95 of our lodging properties. We own a 51% controlling interest in 40 hotels through a joint venture with USFI G-Peak Pte. Ltd. (“GIC”), a private limited company incorporated in the Republic of Singapore (the “GIC Joint Venture”), and two 90% equity interests in separate joint ventures (the “Brickell Joint Venture” and the “Onera Joint Venture”). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

At December 31, 2025, 86% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 91% were located within the top 100 MSAs and over 99% of our guestrooms operated under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”), and InterContinental® Hotels Group (“IHG”).

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

When we acquire a lodging property, we use all available information to make these fair value determinations, including discounted cash flow analyses and market comparable data. In addition, we make significant estimates regarding replacement costs for the buildings and furniture, fixtures and equipment, including estimated useful lives and judgments related to certain market assumptions. We also engage independent valuation specialists to assist in the fair value determinations of the assets acquired and the liabilities assumed. The determination of fair value is subjective and is based on assumptions and estimates that could differ materially from actual results in future periods.

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

Trade Receivables and Credit Policies

We grant credit to qualified customers, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables also include credit and debit card transactions that are in the process of being settled. Trade receivables are stated at the amount billed to the customer and do not accrue interest. We regularly review the collectability of our trade receivables. A provision for losses is determined on the basis of previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.1 million at both December 31, 2025 and 2024. Bad debt expense was $0.3 million, during each of the years ended December 31, 2025, 2024, and $0.4 million for the year ended December 31, 2023.

Leases

In accordance with Accounting Standards Codification (“ASC”) No. 842 — Leases, we record the financial liability and right-of-use assets that are inherent to leasing an asset on our Consolidated Balance Sheets for all leases with a term of greater than 12 months regardless of their classification.

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

Deferred Charges, net

Initial franchise fees are capitalized and amortized over the term of the franchise agreement using the straight-line method. Additionally, unamortized debt issuance costs related to our $275 million delayed draw term loan closed in March 2025 (the “2025 Delayed Draw Term Loan”), as discussed in detail in Note 6 - Debt, are included in Deferred charges, net as we had not yet drawn any amounts on this loan as of December 31, 2025.

Debt Issuance Costs

Debt issuance costs related to our long-term debt generally are recorded at cost as a reduction to the related debt, and are amortized as interest expense on a straight-line basis, which approximates the interest method, over the life of the related debt instrument unless there is a significant modification to the debt instrument.

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

Redeemable Non-controlling Interests

Redeemable non-controlling interests represent redeemable preferred units issued by our Operating Partnership (“Redeemable Preferred Units”) in connection with the NCI Transaction (described in Note 6 - Debt to the Consolidated Financial Statements). The Redeemable Preferred Units are presented as temporary equity related to our Operating Partnership on our Consolidated Balance Sheets under the caption of Redeemable non-controlling Interests (see “Note 9 - Equity” for further information). We record Redeemable non-controlling interests at fair value on the issuance date of the securities. When the carrying value (the acquisition date fair value adjusted for the non-controlling interest’s share of net income (loss) and dividends) is less than the redemption value, we adjust the redeemable non-controlling interest to equal the redemption value with changes recognized as an adjustment to Accumulated deficit and distributions in excess of retained earnings. Any such adjustment, when necessary, is recorded as of the applicable Consolidated Balance Sheet date.

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

Exchange or Modification of Debt

We consider modifications or exchanges of debt as extinguishments in accordance with ASC No. 470, Debt, with gains or losses recognized in current earnings if the terms of the new debt and original instrument are substantially different. If the original and new debt instruments are substantially different, the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss. Under an exchange or modification accounted for as a debt extinguishment, fees paid to the lenders are included in the gain or loss on extinguishment of debt. Costs incurred with third parties, such as legal fees, directly related to the exchange or modification are capitalized as deferred financing costs and amortized over the initial term of the new debt. Previously deferred fees and costs for existing debt are included in the calculation of gain or loss. Under an exchange or modification not accounted for as a debt extinguishment, fees paid to the lenders are reflected as additional debt discount and amortized as interest expense over the remaining initial term of the exchanged or modified debt. Furthermore, costs incurred with third parties, such as legal fees, directly related to the exchange or modification are expensed as incurred. Additionally, previously deferred fees and costs are amortized as non-cash interest expense over the remaining initial term of the exchanged or modified debt.

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

Taxable income related to our TRSs is subject to federal, state and local income taxes at applicable tax rates. Our consolidated income tax provision includes the income tax provision related to the operations of the TRSs as well as state and local income taxes related to the Operating Partnership.

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

New Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740). ASU No. 2023-09 provides for changes to the rate reconciliation and income taxes paid disclosures to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 also improves the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with SEC Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and (2) removing disclosures that no longer are considered cost beneficial or relevant. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024. We adopted ASU No. 2023-09 during the year ended December 31, 2025, and the disclosures required by this standard are presented in Note 15 - Income Taxes.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The amendments are intended to simplify the application of hedge accounting and better align accounting outcomes with an entity’s risk management strategies. The ASU expands the scope of eligible hedged risks and forecasted transactions, modifies certain hedge effectiveness requirements, and provides additional guidance on the accounting for variable-rate debt instruments with multiple reference rate options. The guidance is effective for fiscal years beginning after December 15, 2026 for public business entities, with early adoption permitted. The adoption of ASU 2025-09 is not expected to have an effect on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance for the recognition, measurement, presentation, and disclosure of government grants. The amendments are intended to reduce diversity in practice and align U.S. GAAP more closely with international accounting standards. The ASU is effective for fiscal years beginning after December 15, 2028 for public business entities, with early adoption permitted. The adoption of ASU 2025-10 is not expected to have an effect on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Interim Disclosure Improvements, which expands interim disclosure requirements to provide more timely and decision-useful information to investors. The ASU is effective for interim periods beginning after December 15, 2026 for public business entities, with early adoption permitted. The adoption of ASU 2025-11 is not expected to have a material effect on our consolidated financial statements.

Reclassifications

A parcel of land with a carrying amount of approximately $0.4 million that was classified as Assets held for sale at December 31, 2024 has been reclassified to Investments in lodging property, net during the year ended December 31, 2025 as the lodging property no longer met the Assets held for sale criteria. In addition, in the prior period presentation of Cash Flows from Financing Activities on the Consolidated Statement of Cash Flows, we combined mortgage and term loan principal payments into a single line item totaling $94.7 million. Principal payments on mortgages and term loans have been separately reported in the current year presentation. As such, the prior period amounts are presented in the current presentation as Scheduled principal payments on mortgage loans totaling $1.4 million and Repayment of term loans totaling $93.3 million.

NOTE 3 –– INVESTMENTS IN LODGING PROPERTY, NET

Investments in Lodging Property, net

Investments in lodging property, net include the following (in thousands):

	December 31,
	2025	2024
Lodging buildings and improvements	$2,885,464	$2,867,256
Land	410,692	415,574
Furniture, fixtures and equipment	308,621	296,476
Construction in progress	26,111	35,294
Intangible assets	32,267	32,267
Real estate development loan	4,576	4,576
	3,667,731	3,651,443
Less - accumulated depreciation and amortization	(1,027,364)	(904,678)
	$2,640,367	$2,746,765

Depreciation and amortization expense related to our lodging properties (excluding amortization of franchise fees) was $148.9 million, $145.8 million, and $150.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

During the year ended December 31, 2024, the GIC Joint Venture received a $9.9 million tax incentive payment from the City of Dallas related to the NCI Transaction. We recorded the payment as a reduction to the accounting basis of the related depreciable assets during the year ended December 31, 2024.

During the years ended December 31, 2025 and 2024, the GIC Joint Venture recorded a write-down and a loss on impairment related to lodging properties of $1.8 million and $6.7 million, respectively, to reduce the carrying amount of the properties to their estimated fair values.

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

The acquisition completed during the year ended December 31, 2024 was recorded as an asset acquisition. As such, we allocated the aggregate purchase price paid to the net assets acquired based on their relative fair values. In determining relative fair values, we made significant estimates regarding replacement costs for the buildings and furniture, fixtures and equipment, and judgments related to certain financial assumptions. Acquisition costs related to the transaction were capitalized as part of the recorded amounts of the acquired net assets.

The allocation of the aggregate purchase price to the fair value of assets and liabilities acquired for the above acquisition is as follows (in thousands):

2024
Land	$40,936
Lodging buildings and improvements	51,891
Furniture, fixtures and equipment	3,502
Total assets acquired (1)	$96,329

(1)    Total assets acquired during the year ended December 31, 2024 is based on an aggregate purchase price of $96.0 million plus transaction costs of $0.3 million.

Lodging Property Sales

The properties sold during the years ended December 31, 2025 and 2024 were as follows:

Courtyard by Marriott - Amarillo, TX

In October 2025, the GIC Joint Venture completed the sale of the 107-guestroom Courtyard by Marriott, Amarillo, TX for a selling price of $20.0 million, which resulted in a gain on sale of approximately $4.2 million.

Courtyard by Marriott - Kansas City, MO

In October 2025, we completed the sale of the 123-guestroom Courtyard by Marriott in Kansas City, MO for a selling price of $19.0 million, which resulted in a gain on sale of approximately $2.5 million.

Undeveloped Parcel of Land - San Antonio, TX

We owned a 5.99-acre parcel of undeveloped land in San Antonio, TX that was classified as Assets held for sale at December 31, 2024. In February 2025, we closed on the sale of the parcel of undeveloped land for $1.3 million, which approximated its carrying amount.

Four Points by Marriott San Francisco Airport - San Francisco, CA

In October 2024, we completed the sale of the 101-guestroom Four Points by Marriott San Francisco Airport in San Francisco, CA for a selling price of $17.7 million, which resulted in a gain on sale of approximately $0.4 million.

Portfolio of Two Lodging Properties - New Orleans, LA

In April 2024, we completed the sale of the 202-guestroom Courtyard by Marriott and the 208-guestroom SpringHill Suites by Marriott, both located in New Orleans, LA, for an aggregate selling price of $73.0 million, which resulted in a gain on sale of approximately $28.3 million.

Hilton Garden Inn - Bryan (College Station), TX

In April 2024, the GIC Joint Venture completed the sale of the 119-guestroom Hilton Garden Inn - Bryan (College Station), TX for $11.0 million. The net selling price of the lodging property approximated its net book value on the closing date.

Hyatt Place - Dallas (Plano), TX

In February 2024, the GIC Joint Venture completed the sale of the 127-guestroom Hyatt Place Dallas (Plano), TX for $10.3 million. The net selling price of the lodging property approximated its net carrying amount on the closing date.

Pending Lodging Property Sales

In November 2025, The GIC Joint Venture entered into a purchase and sale agreement to sell the 122-guestroom Hilton Garden Inn, Longview, TX for a selling price of $12.3 million. We reclassified the carrying value of the property to Assets held for sale, net at December 31, 2025 and recorded a write-down of $1.8 million for the excess of the net carrying amount of the lodging property over the net selling price less estimated costs to sell. We completed the sale of the property on February 20, 2026 under the terms described above.

Assets Held for Sale, net

Assets held for sale, net are as follows (in thousands):

	December 31,
	2025	2024
Hilton Garden Inn - Longview, TX	$11,967	$—
Parcel of undeveloped land - San Antonio, TX	—	1,225
	$11,967	$1,225

Intangible Assets

Intangible assets included in Investments in Lodging Property, net in our Consolidated Balance Sheets include the following (in thousands):

	Weighted Average Amortization Period (in Years)	December 31,
		2025	2024
Indefinite-lived Intangible assets:
Air rights	N/A	$10,754	$10,754
Other	N/A	80	80
		10,834	10,834
Finite-lived intangible assets:
Tax incentives(1)	9.2	12,063	12,063
Key money(1)	17.8	9,370	9,370
		21,433	21,433
Total intangible assets		32,267	32,267
Less - accumulated amortization		(7,255)	(5,691)
Intangible assets, net		$25,012	$26,576

(1)    Finite-lived intangible assets were primarily acquired in the NCI Transaction.

We recorded amortization expense related to intangible assets of approximately $1.6 million, $3.3 million and $4.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Future amortization expense related to intangible assets is as follows (in thousands):

For the Year Ended December 31,	Amount
2026	$1,564
2027	1,510
2028	1,016
2029	1,016
2030	1,016
Thereafter	8,056
$14,178

NOTE 4 — INVESTMENT IN REAL ESTATE LOANS

Real Estate Development Loans

Onera Mezzanine Financing Loan

In January 2023, we entered into an agreement with affiliates of Onera Opportunity Fund I, LP (“Onera”) to provide a mezzanine financing loan of $4.6 million (the “Onera Mezzanine Loan”) for the development of a glamping property. Additionally, we issued a $3.0 million letter of credit to the senior lender of the project as additional support for Onera's construction loan. The letter of credit was terminated in January 2026. The Onera Mezzanine Loan is secured by a second mortgage on the property and is subordinate to the senior lender for the development project. As of December 31, 2025, we have funded our entire $4.6 million commitment under the mezzanine financing loan. The development of the property was completed and operations commenced in September 2024.

We also have an option to purchase 90% of the equity of the entity that owns the development property that became exercisable upon completion of construction in September 2024 (the “Onera Purchase Option”). The Onera Purchase Option is exercisable until the date in which the Onera Mezzanine Loan is paid in full.

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

The recorded amount of the Onera Purchase Option was amortized as interest income beginning in January 2023 using the straight-line method, which approximates the interest method, and through September 2024 when the Onera Purchase Option became exercisable. We amortized $0.4 million and $0.5 million of the carrying amount of the Onera Purchase Option as non-cash interest income for each of the years ended December 31, 2024 and 2023, respectively.

Subsequent to December 31, 2025, the agreement with Onera was amended to extend the maturity of the Onera Mezzanine loan to June 30, 2027 ( the “Onera Amendment”). In addition, the Onera Amendment extended the exercise date of the Onera Purchase Option through March 1, 2027.

NOTE 5 — SUPPLEMENTAL BALANCE SHEET INFORMATION

Restricted Cash

Restricted cash was as follows (in thousands):

	December 31,
	2025	2024
FF&E reserves	$4,728	$7,357
Property taxes and other	374	364
	$5,102	$7,721

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

Prepaid Expenses and Other

Prepaid expenses and other included the following (in thousands):

	December 31,
	2025	2024
Prepaid insurance	$1,697	$2,112
Prepaid taxes	2,135	2,403
Insurance receivable	—	1,159
Other	3,272	3,906
	$7,104	$9,580

Deferred Charges, net

Deferred charges were as follows (in thousands):

	December 31,
	2025	2024
Deferred financing fees - 2025 Delayed Draw Term Loan (1)	$4,306	$—
Franchise fees	10,376	10,619
Less - accumulated amortization	(4,631)	(4,159)
	$10,051	$6,460

(1)    In March 2025, we incurred debt issuance costs related to the 2025 Delayed Draw Term Loan of $4.3 million. These costs were reclassified as a reduction to the related debt at the time the funds are drawn in February 2026 to repay the Convertible Notes at maturity. Amortization of the deferred financing costs will commence in February 2026.

Amortization expense for each of the years ended December 31, 2025 and 2024 amounted to $0.7 million, and was $0.6 million for the year ended December 31, 2023.

Other Assets

Other assets included the following (in thousands):

	December 31,
	2025	2024
Derivative financial instrument	$3,001	$11,573
Purchase option related to real estate loan	931	931
Deferred tax asset, net	11,627	11,295
Other	395	492
	$15,954	$24,291

Accrued Expenses and Other

Accrued expenses and other included the following (in thousands):

	December 31,
	2025	2024
Accrued property, sales and income taxes	$27,244	$26,568
Derivative financial instruments	536	—
Accrued salaries and benefits	12,774	14,254
Other accrued expenses at lodging properties	24,082	25,904
Accrued renovation costs	3,140	4,805
Advance room deposits	5,782	6,847
Accrued interest	2,097	3,266
Other	762	509
	$76,417	$82,153

NOTE 6 –– DEBT

At December 31, 2025, our indebtedness was comprised of borrowings under our 2023 Senior Credit Facility, the 2024 Term Loan, the GIC Joint Venture Credit Facility, the GIC Joint Venture Term Loan, the PACE Loan, the Convertible Notes (each of such credit facilities and loans are defined below), and two loans secured by first priority mortgage liens on three lodging properties. In March 2025, we closed the 2025 Delayed Draw Term Loan to refinance a significant portion of our outstanding $287.5 million convertible notes when they matured in February 2026. As of December 31, 2025, we had not drawn any amounts under the 2025 Delayed Drawn Term Loan.

We have entered into interest rate swaps to fix the interest rates on a portion of our variable interest rate indebtedness. The weighted average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 4.83% and 5.01% at December 31, 2025 and 2024, respectively. We are in compliance with all financial covenants in the loan agreements.

In December 2025, we executed amendments to the $600 million Senior Credit and Term Loan Facility, the 2024 Term Loan, the 2025 Delayed Draw Term Loan, and the GIC Joint Venture Credit Facility to reduce the interest payable pursuant to each respective credit agreement by removing the 10 basis point credit spread adjustment to the term SOFR rate therein.

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

At December 31, 2025, the $200 Million Term Loan was fully funded, and we had no outstanding borrowings on our $400 Million Revolver. Borrowings under the 2023 Senior Credit Facility are limited by the value of the Unencumbered Assets.

The $400 Million Revolver has a maturity date of June 2027, which may be extended by the Company for up to two consecutive six-month periods, subject to certain conditions, and the $200 Term Loan has a maturity date of June 2026, which may be extended by the Company for up to two consecutive 12-month periods, subject to certain conditions.

The $400 Million Revolver bears interest, at our option, at either (i) the Secured Overnight Financing Rate (“SOFR”) or term SOFR plus a margin ranging from 140 basis points to 240 basis points, depending on the Company's leverage ratio (as defined in the loan documents) or (ii) an applicable base rate (which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 50 basis points, and 1-month term SOFR plus 100 basis points) (the “base rate”) plus a margin ranging from 40 basis points to 140 basis points, depending on the Company's leverage ratio (as defined in the loan documents).

The $200 Million Term Loan bears interest, at our option, at either (i) daily SOFR or term SOFR plus a margin ranging from 135 basis points to 235 basis points, depending on the Company's leverage ratio (as defined in the loan documents) or (ii) the base rate plus a margin ranging from 35 basis points to 135 basis points, depending on the Company's leverage ratio (as defined in the loan documents).

We are also required to pay an unused fee (“Unused Fee”) on the undrawn portion of the $400 Million Revolver. The Unused Fee shall be calculated on a daily basis on the unused amount of the $400 Million Revolver multiplied by (i) 0.25% per annum in the event that the unused amount is greater than 50% of the maximum aggregate amount of the $400 Million Revolver, or, (ii) 0.20% per annum in the event that unused amount is equal to or less than 50% of the maximum aggregate amount of the $400 Million Revolver. The Unused Fee is payable quarterly in arrears and on the final maturity date of the $400 Million Revolver.

We are required to comply with various financial and other covenants to draw and maintain borrowings under the $400 Million Revolver.

Amendments to the 2023 Senior Credit Facility

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

In March 2025, we executed an amendment to the 2023 Senior Credit Facility to, among other things, permit the 2025 Delayed Draw Term Loan.

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

The 2024 Term Loan has an initial maturity date of February 2027 and can be extended for two 12-month periods by the Company, subject to certain conditions. At December 31, 2025, the 2024 Term Loan was fully funded.

We pay interest on advances at varying rates, based upon, at our option, either (i) the daily SOFR or term SOFR (subject to a floor of zero basis points), plus a margin ranging between 135 and 235 basis points, depending upon our leverage ratio (as defined in the loan documents) or (ii) the base rate plus a margin ranging between 35 and 135 basis points, depending on our leverage ratio (as defined in the loan documents). We are required to pay other fees, including arrangement and administrative fees.

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

In March 2025, we executed an amendment to the 2024 Term Loan to, among other things, permit the 2025 Delayed Draw Term Loan.

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

The Convertible Notes bear interest at a rate of 1.50% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The Convertible Notes matured on February 15, 2026 and were repaid using amounts available on the 2025 Delayed Drawn Term Loan and borrowings on our $400 Million Revolver.

During each of the years ended December 31, 2025, 2024 and 2023, the Company recorded coupon interest expense of $4.3 million and amortized $1.5 million of the $7.6 million debt issuance costs related to the Convertible Notes Offering during each of the years ended December 31, 2025, 2024, and 2023. Including the amortization of the debt issuance costs, the effective interest rate on the Convertible Notes at December 31, 2025 was approximately 2.02%. The unamortized discount related to the Convertible Notes was $0.2 million and $1.7 million at December 31, 2025 and 2024, respectively.

In January 2021, in connection with the pricing of the Convertible Notes and the full exercise by the Underwriters of their option to purchase additional Convertible Notes pursuant to the Underwriting Agreement, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the underwriters or their respective affiliates and another financial institution to reduce the potential dilution to holders of shares of common stock upon the conversion of the Convertible Notes or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted notes upon conversion thereof, with such reduction or offset subject to a cap. The Capped Call options expired unexercised upon repayment of the Convertible Notes in February 2026.

2025 Delayed Draw Term Loan

In March 2025, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into the 2025 Delayed Draw Term Loan with Bank of America, N.A., as administrative agent. The 2025 Delayed Draw Term Loan was used in February 2026 to refinance a significant portion of our Convertible Notes upon maturity. The 2025 Delayed Draw Term Loan has an accordion feature which allows the Company to increase the total commitments to $325 million.

The 2025 Delayed Draw Term Loan has an initial maturity date of March 27, 2028, and can be extended for two 12-month periods by the Company, subject to certain conditions, resulting in a fully extended maturity of March 2030. Advances under the 2025 Delayed Draw Term Loan will bear interest at varying rates based upon, at our option, either (i) daily SOFR or term SOFR, plus a margin ranging from 135 basis points to 235 basis points depending on our leverage ratio, or (ii) the base rate, plus a base rate margin ranging from 35 basis points to 135 basis points, depending on our leverage ratio.

We are also required to pay a fee on the unused portion of the 2025 Delayed Draw Term Loan equal to the undrawn amount multiplied by an annual rate of 0.25% of the average unused amount of the 2025 Delayed Draw Term Loan.

During the year ended December 31, 2025, we incurred debt issuance costs related to the 2025 Delayed Draw Term Loan of $4.3 million. The debt issuance costs are recorded as deferred financing costs and are included in Deferred charges, net on our Consolidated Balance Sheet at December 31, 2025. Amortization of the deferred financing costs commenced in February 2026 when we drew on the 2025 Delayed Draw Term Loan.

At December 31, 2025, we had not yet drawn any amounts on this loan. In February 2026, we borrowed $275 million under the 2025 Delayed Draw Term Loan to repay the Convertible Notes upon maturity.

We are required to comply with various financial and other covenants to maintain borrowings under the 2025 Delayed Draw Term Loan.

Borrowings under the 2025 Delayed Draw Term Loan are limited by the value of the Unencumbered Assets (as defined in the loan agreements).

GIC Joint Venture Credit Facility

In September 2023, Summit JV MR 1, LLC (the “Borrower”), as borrower, and Summit Hospitality JV, LP (the “Parent” or “GIC Joint Venture”), as parent of the Borrower, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a credit facility (the “GIC Joint Venture Credit Facility”) with Bank of America, N.A., as administrative agent and sole initial lender, and BofA Securities, Inc., as sole lead arranger and sole bookrunner. The Operating Partnership and the Company are not borrowers or guarantors of the GIC Joint Venture Credit Facility. The GIC Joint Venture Credit Facility is guaranteed by all of the Borrower’s existing and future subsidiaries, subject to certain exceptions.

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

At December 31, 2025, the GIC Joint Venture had $125.0 million outstanding under the $125 Million Revolver. The $125 Million Revolver and the $125 Million Term Loan have an initial maturity date of September 2027 and can be extended for a single 12-month period at the option of the GIC Joint Venture, subject to certain conditions. As such, the $125 Million Revolver and the $125 Million Term Loan have a fully extended maturity date of September 2028.

The interest rate on the $125 Million Revolver is based on the higher of (i) daily SOFR or term SOFR, plus a margin of 215 basis points, or, (ii) the base rate, plus a base rate margin of 115 basis points.

The interest rate on the $125 Million Term Loan is based on the higher of (i) Daily SOFR or term SOFR, plus a margin of 210 basis points, or, (ii) the base rate, plus a base rate margin of 110 basis points.

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

We are required to comply with various financial and other covenants to maintain borrowings under the GIC Joint Venture Credit Facility.

GIC Joint Venture Term Loan

In January and March 2022, the Operating Partnership and the GIC Joint Venture closed on a transaction with NewcrestImage Holdings, LLC, a Delaware limited liability company, and NewcrestImage Holdings II, LLC, a Delaware limited liability company (together, “NewcrestImage”), to acquire a portfolio of 27 lodging properties, two parking structures, and various financial incentives (the “NCI Transaction”). In connection with the NCI Transaction, in January 2022, Summit JV MR 2, LLC, Summit JV MR 3, LLC and Summit NCI NOLA BR 184, LLC (each of which is a subsidiary of the GIC Joint Venture, and are collectively, the “JV Borrowers”), the GIC Joint Venture, as parent guarantor, and each party executing the credit facility documentation as a subsidiary guarantor, entered into a $410 million senior secured term loan facility (the “2022 GIC Joint Venture Term Loan”) with Bank of America, N.A., as administrative agent, to finance a portion of the NCI transaction.

In July 2025, the GIC Joint Venture entered into a $400 million term loan (the “2025 GIC Joint Venture Term Loan”) with Bank of America, N.A., as administrative agent, and a syndicate of lenders to refinance and replace the 2022 GIC Joint Venture Term Loan. As part of the transaction, we incurred costs of $4.7 million, which are recorded as a discount on the related debt on our Consolidated Balance Sheet at December 31, 2025. These costs and $0.5 million of unamortized debt issuance costs from the 2022 GIC Joint Venture Term Loan will be amortized over the term of the 2025 GIC Joint Venture Term Loan. In addition, we expensed $0.2 million of third-party costs and $0.1 million of unamortized debt issuance costs related to the 2022 GIC Joint Venture Term Loan, which are included in Other income, net on our Consolidated Statements of Operations for the year ended December 31, 2025.

The 2025 GIC Joint Venture Term Loan has an accordion feature that permits an increase in the total commitments by up to $200 million, for aggregate potential borrowings of up to $600 million. The 2025 GIC Joint Venture Term Loan will mature on July 24, 2028 and can be extended for two 12-month periods at the option of the GIC Joint Venture, subject to certain conditions. As such, the 2025 GIC Joint Venture Term Loan has a fully extended maturity date of July 2030. At December 31, 2025, we had $390.7 million outstanding on the 2025 GIC Joint Venture Term Loan.

The interest rate on the 2025 GIC Joint Venture Term Loan is based upon, at our option, (i) daily SOFR or Term SOFR (1-month or 3-month) plus a margin of 235 basis points, or (ii) the base rate plus a base rate margin of 135 basis points.

We are also required to pay other fees, including customary arrangement and administrative fees.

Neither the Operating Partnership nor the Company are borrowers or guarantors of the 2025 GIC Joint Venture Term Loan. The 2025 GIC Joint Venture Term Loan is guaranteed by the GIC Joint Venture and all of the Term Loan Borrower's existing and future subsidiaries, subject to certain exceptions.

The 2025 GIC Joint Venture Term Loan is secured primarily by a first priority pledge of the Term Loan Borrower's equity interests in the subsidiaries that hold a direct or indirect interest in the remaining 24 lodging properties and two parking facilities purchased in the NCI Transaction that constitute borrowing base assets.

We are required to comply with various financial and other covenants to maintain borrowings under the 2025 GIC Joint Venture Term Loan.

PACE Loan

As part of the NCI Transaction, a subsidiary of the GIC Joint Venture assumed a Property Assessed Clean Energy (“PACE”) loan of approximately $6.5 million. The loan bears fixed interest at 6.10%, has an amortization period of 20 years, and matures on July 31, 2040. The PACE loan is secured by an assessment lien imposed by the County of Tarrant, Texas for the benefit of the lender. At December 31, 2025, the outstanding balance of the PACE loan is $5.7 million.

Brickell Mortgage Loan

In June 2022, the Company entered into a joint venture (the “Brickell Joint Venture”) with C-F Brickell, LLC (“C-F Brickell”) that was the developer of the dual-branded 264-guestroom AC Hotel by Marriott and Element Hotel in Miami, FL (together the “AC/Element Hotel”), to facilitate the exercise of a purchase option to acquire a 90% equity interest in the Brickell Joint Venture (the “Initial Purchase Option”), which owned a 100% interest in the AC/Element Hotel. The Brickell Joint Venture entered into a $47.0 million mortgage loan and non-recourse guarantee with City National Bank of Florida to fund a portion of the Initial Purchase Option.

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

At December 31, 2025 and 2024 our outstanding indebtedness was as follows (dollar amounts in thousands):

Lender	Reference	Interest Rate	Amortization Period (Years)	Initial Maturity Date	Fully Extended Maturity Date	Number of Properties Encumbered
							December 31,
							2025	2024
OPERATING PARTNERSHIP DEBT:
2023 Senior Credit Facility
Bank of America, NA
$400 Million Revolver	(1)	5.84% Variable	n/a	6/21/2027	6/21/2028	n/a	$—	$10,000
$200 Million Term Loan	(1)	6.02% Variable	n/a	6/21/2026	6/21/2028	n/a	200,000	200,000
Total Senior Credit and Term Loan Facility							200,000	210,000

Convertible Notes	(2)	1.50% Fixed	n/a	2/15/2026	2/15/2026	n/a	287,500	287,500

Term Loans
Regions Bank 2024 Term Loan Facility	(1)	5.92% Variable	n/a	2/26/2027	2/26/2029	n/a	200,000	200,000
2025 Delayed Draw Term Loan	(1) (2)	5.79% Variable	n/a	3/27/2028	3/27/2030	n/a	—	—
							200,000	200,000
Total Operating Partnership Debt							687,500	697,500

JOINT VENTURE DEBT:
Brickell Joint Venture Mortgage Loan
City National Bank of Florida		n/a	n/a	n/a	n/a	n/a	—	46,060
Wells Fargo Bank, N.A.		6.47% Variable	n/a	5/15/2028	5/15/2030	2	58,000	—
							58,000	46,060

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver	(3)	6.07% Variable	n/a	9/15/2027	9/15/2028	n/a	125,000	125,000
$125 Million Term Loan	(3)	6.02% Variable	n/a	9/15/2027	9/15/2028	n/a	125,000	125,000
Bank of America, N.A. 2022 Term Loan		n/a	n/a	n/a	n/a	n/a	—	396,037
Bank of America, N.A. 2025 Term Loan	(4)	6.27% Variable	n/a	7/24/2028	7/24/2030	n/a	390,730	—
Wells Fargo		4.99% Fixed	30	6/6/2028	6/6/2028	1	12,253	12,526
PACE loan	(5)	6.10% Fixed	20	7/31/2040	7/31/2040	n/a	5,660	5,884
Total GIC Joint Venture Credit Facility and Term Loans						1	658,643	664,447
Total Joint Venture Debt						3	716,643	710,507
Total Debt						3	1,404,143	1,408,007
Unamortized debt issuance costs							(10,129)	(11,297)
Debt, net of issuance costs							$1,394,014	$1,396,710

(1)    The 2023 Senior Credit Facility, the Regions Bank 2024 Term Loan Facility, and the 2025 Delayed Draw Term Loan are supported by a borrowing base of 52 unencumbered hotel properties and their affiliates.
(2)    The $287.5 million of Convertible Notes were repaid in February 2026 using amounts available on the 2025 Delayed Drawn Term Loan and borrowings on our $400 Million Revolver.
(3)    The $125 Million Revolver and the $125 Million Term Loan are secured by pledges of the equity in the entities (and affiliated entities) that own 15 lodging properties.
(4)    The GIC Joint Venture Term Loan with Bank of America, N.A. is secured by pledges of the equity in the entities (and affiliated entities) that own 24 lodging properties and two parking garages.
(5)    As part of the NCI Transaction, a subsidiary of the GIC Joint Venture assumed a PACE loan of approximately $6.5 million. The loan bears fixed interest at 6.10%, has an amortization period of 20 years, and matures on July 31, 2040. The PACE loan is secured by an assessment lien imposed by the County of Tarrant, Texas for the benefit of the lender.

Our total fixed-rate and variable-rate debt at December 31, 2025 and 2024, after giving effect to our interest rate derivatives, is as follows (dollar amounts in thousands):

	2025	Percentage	2024	Percentage
Fixed-rate debt(1)	$988,413	70%	$930,910	66%
Variable-rate debt	415,730	30%	477,097	34%
	$1,404,143		$1,408,007

(1)    At December 31, 2025, debt related to our wholly owned properties coupled with our pro rata share of joint venture debt results in a fixed-rate debt ratio of approximately 77% of our total pro rata indebtedness when including the effect of interest rate swaps. See “Note 8 - Derivative Financial Instruments and Hedging.”

Contractual principal payments, taking into consideration our maturity date extension options, at December 31, 2025, for each of the next five years are as follows (in thousands):

For the Year Ended December 31,	Amount
2026 (1)	$288,032
2027	562
2028	461,938
2029	200,293
2030	449,042
Thereafter	4,276
$1,404,143

(1)    Virtually all of our debt maturities for the year ended December 31, 2026 relate to our Convertible Notes totaling $287.5 million, which matured in February 2026. Upon maturity, we repaid our Convertible Notes with proceeds from the 2025 Delayed Draw Term Loan and borrowings on our $400 Million Revolver.

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	2025		2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Convertible notes	$287,500	$287,500	$287,500	$278,766	Level 1 - Market approach
Mortgage loans	17,913	17,849	18,410	17,344	Level 2 - Market approach
	$305,413	$305,349	$305,910	$296,110

At December 31, 2025 and 2024, we had $683.0 million and $625.0 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date.

For additional information on our use of derivatives as interest rate hedges, see “Note 8 - Derivative Financial Instruments and Hedging.”

NOTE 7 –– LEASES

The Company has operating leases related to the land under certain lodging properties, conference centers, parking spaces, automobiles, our corporate office and other miscellaneous office equipment. These leases have remaining terms of one year to 72.5 years, some of which include options to extend the leases for additional years. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize rental expense for these leases on a straight-line basis over the lease term.

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business.

Our right-of-use assets and related liabilities include renewal options reasonably certain to be exercised. We base our lease calculations on our estimated incremental borrowing rate. As of December 31, 2025 and 2024 our weighted average incremental borrowing rate was 4.8%.

During the years ended December 31, 2025, 2024, and 2023, the Company's total operating lease cost was $4.6 million, $4.5 million, and $4.6 million, respectively, and the operating cash outflows from operating leases were $4.1 million, $4.0 million, and $4.0 million, respectively. As of December 31, 2025 and 2024, the weighted average operating lease term was 31.4 and 31.8 years, respectively.

Operating lease maturities as of December 31, 2025 are as follows (in thousands):

For the Year Ended December 31,	Amount
2026	$2,417
2027	2,460
2028	2,278
2029	2,058
2030	1,387
Thereafter	32,415
Total lease payments (1)	43,015
Less interest	(18,924)
Total	$24,091
(1) Certain payments above include future increases to the minimum fixed rent based on the Consumer Price Index in effect at the initial measurement of the lease balances.

In addition, we rent or lease commercial space in certain of our lodging properties to third parties. During the years ended December 31, 2025, 2024 and 2023, we recorded gross third-party tenant income of $4.6 million, $2.7 million, and $2.6 million, respectively, which were recorded in Other income, net in the Consolidated Statements of Operations.

As of December 31, 2025, non-cancelable commercial operating leases provide for future minimum rental income as follows (in thousands):

For the Year Ended December 31,	Amount
2026	$3,315
2027	2,745
2028	1,013
2029	724
2030	462
Thereafter	1,624
Total lease payments	$9,883

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

Information about our derivative financial instruments at December 31, 2025 and 2024 is as follows (dollar amounts in thousands):

			Average
			Annual		Notional Amount		Fair Value
			Effective		December 31,		December 31,
Contract Date	Effective Date	Expiration Date	Fixed Rate		2025	2024	2025	2024
Operating Partnership:
June 11, 2018	December 31, 2018	December 31, 2025	2.92%		$—	$125,000	$—	$1,582
July 26, 2022	January 31, 2023	January 31, 2027	2.60%		100,000	100,000	816	2,824
July 26, 2022	January 31, 2023	January 31, 2029	2.56%		100,000	100,000	2,161	5,325
June 5, 2025	June 2, 2025	May 15, 2028	3.57%		58,000	—	(404)	—
November 17, 2025	December 31, 2025	December 31, 2027	3.31%		125,000	—	(109)	—
Total Operating Partnership					383,000	325,000	2,464	9,731
GIC Joint Venture:
March 24, 2023	July 1, 2023	January 13, 2026	3.35%		100,000	100,000	12	754
March 24, 2023	July 1, 2023	January 13, 2026	3.35%		100,000	100,000	12	754
January 19, 2024	October 1, 2024	January 13, 2026	3.77%		100,000	100,000	(2)	334
August 25, 2025	January 13, 2026	January 13, 2028	3.26%		150,000	—	(4)	—
August 25, 2025	January 13, 2026	January 13, 2028	3.27%		150,000	—	(17)	—
Total GIC Joint Venture					600,000	300,000	1	1,842
Total			3.22%	(1)	$983,000	$625,000	$2,465	$11,573
 (1) Represents the weighted-average effective interest rate of our current interest rate swaps at December 31, 2025.

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At December 31, 2025, four of our interest rate swaps were in an asset position and five were in a liability position. At December 31, 2024, all our interest rate swaps were in an asset position. Derivative assets related to our interest rate swaps are recorded in Other assets, and other and derivative liabilities (when applicable) are included in Accrued expenses and other in our Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Other comprehensive income (loss) and are reclassified to Interest expense in our Consolidated Statements of Operations in the period in which the hedged item affects earnings. In 2026, we estimate that an additional $1.9 million will be reclassified from Other comprehensive income and recorded as a decrease to Interest expense.

The table below details the location in the financial statements of the gain or loss recognized on derivative financial instruments designated as cash flow hedges (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Unrealized (loss) gain recognized in Accumulated other comprehensive income (loss) on derivative financial instruments	$(1,442)	$11,218	$8,677
Gain reclassified from Accumulated other comprehensive income to Interest Expense	$7,666	$13,602	$11,561
Total interest expense and other finance expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$80,692	$82,632	$86,798

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

Changes in Common Stock during the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Beginning shares of Common Stock outstanding	108,435,663	107,593,373
Common Unit redemptions	2,923,797	15,555
Repurchases of Common Stock	(3,585,179)	—
Grants under the Equity Plan (as defined below in Note 12 - Equity-Based Compensation)	1,269,495	1,242,868
Annual grants to independent directors	189,826	127,491
Performance and time-based share forfeitures	(190,164)	(398,970)
Shares acquired for employee withholding requirements	(244,752)	(144,654)
Ending shares of Common Stock outstanding	108,798,686	108,435,663

At December 31, 2025 and 2024, the Company had reserved 48,975,993 and 52,924,195 shares of Common Stock, respectively, for the issuance of Common Stock (i) upon the exercise of stock options, issuance of time-based restricted stock awards, issuance of performance-based restricted stock awards, grants of director stock awards, or other awards issued pursuant to our Equity Plan, or (ii) upon redemption of Common Units.

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.01 par value per share, of which 89,600,000 is currently undesignated, 6,400,000 shares have been designated as 6.25% Series E Cumulative Redeemable Preferred Stock (the “Series E Preferred Shares”) and 4,000,000 shares have been designated as 5.875% Series F Cumulative Redeemable Preferred Stock (the “Series F Preferred Shares”).

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

During the year ended December 31, 2025, the Company repurchased 3,585,179 shares of our Common Stock under the 2025 Share Repurchase Program for an aggregate purchase price and commissions of $15.4 million, or an average of approximately $4.30 per share. As of December 31, 2025, approximately $34.6 million remained available for repurchase under the 2025 Stock Repurchase Program.

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

During the year ended December 31, 2025, 2.9 million Common Units were converted to shares of our Common Stock. The conversion was recorded based on the average value per Common Unit on the original issuance dates. NewcrestImage and unaffiliated third parties owned 13,009,276 and 15,933,073 of Common Units at December 31, 2025 and 2024, respectively, which represents virtually all of the Common Units owned by unaffiliated third parties.

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

Non-controlling Interests in Joint Ventures

At December 31, 2025, the Company is a partner with a majority controlling equity interest in three consolidated joint ventures as described below.

GIC Joint Venture

In July 2019, the Company entered into the GIC Joint Venture to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the GIC Joint Venture and invests 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the GIC Joint Venture and has the potential to earn incentive fees based on the GIC Joint Venture achieving certain return thresholds. During the year ended December 31, 2025, 2024, and 2023 Summit earned $0.2 million, $0.6 million, and $0.1 million, respectively under incentive fee agreements.

As of December 31, 2025, the GIC Joint Venture owns 40 hotel properties containing 5,625 guestrooms in eleven states. The GIC Joint Venture owns the properties through master real estate investment trusts (“Master REIT”) and subsidiary REITs (“Subsidiary REIT”). All of the hotel properties owned by the GIC Joint Venture are leased to taxable REIT subsidiaries of the Subsidiary REITs (“Subsidiary REIT TRSs”). To qualify as a REIT, the Master REIT and each Subsidiary REIT must meet all REIT requirements provided in the IRC. Taxable income related to the Subsidiary REIT TRSs is subject to federal, state and local income taxes at applicable corporate tax rates.

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

Onera Joint Venture

In October 2022, the Company entered into the Onera Joint Venture with the acquisition of a 90% equity interest in the Onera Joint Venture. Our joint venture partner, Onera Opportunity Fund I, LP, a developer of alternative accommodation properties, owns the remaining 10% equity interest in the Onera Joint Venture. The Company serves as the managing member of the Onera Joint Venture. The Onera Joint Venture owns a 100% fee simple interest in real property and improvements located in Fredericksburg, TX. In June of 2025, the Onera Joint Venture completed Phase II of its Fredericksburg, TX property, adding 23 new units to increase the total number of units for the property to 35.

Redeemable Non-controlling Interests

In January 2022, in connection with the NCI Transaction, Summit Hotel GP, LLC, a wholly owned subsidiary of the Company and the sole general partner of the Operating Partnership, on its own behalf as general partner of the Operating Partnership and on behalf of the limited partners of the Operating Partnership, entered into the Tenth Amendment (the “Tenth Amendment”) to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, to provide for the issuance of up to 2,000,000 Series Z Preferred Units. The Series Z Preferred Units rank on a parity with the Operating Partnership’s Series E and Series F Preferred Units and holders will receive quarterly distributions at a rate of 5.25% per year. From issuance until the tenth anniversary of their issuance, the Series Z Preferred Units will be redeemable at the holder’s request at any time, or in connection with a change of control of the Company, for, at the Company’s election, cash or shares of the Company’s 5.25% Series Z Cumulative Perpetual Preferred Stock (which will be designated and authorized following notice of redemption by holder of the Series Z Preferred Units) on a one-for-one basis. After the fifth anniversary of their issuance, the Company may redeem the Series Z Preferred Units for cash at a redemption amount of $25 per unit. For a 90-day period immediately following both the tenth and the eleventh anniversaries of their issuance or in connection with a change of control of the Company, the Series Z Preferred Units will be redeemable at the holder’s request for cash at a redemption amount of $25 per unit. In January 2022 and March 2022, in connection with the NCI Transaction, the Operating Partnership issued an aggregate of 2,000,000 Series Z Preferred Units as partial consideration for the purchase. At December 31, 2025, the redeemable Series Z Preferred Units issued in connection with the NCI Transaction are recorded as temporary equity and reflected as Redeemable non-controlling interests on our Consolidated Balance Sheets.

NOTE 11 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The following table presents information about our financial instruments measured at fair value on a recurring basis as of December 31, 2025 and 2024. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurement at December 31, 2025 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$3,001	$—	$3,001
Onera Purchase Option	—	—	931	931
Liabilities:
Interest rate swaps	—	536	—	536

	Fair Value Measurement at December 31, 2024 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$11,573	$—	$11,573
Onera Purchase Option	—	—	931	931

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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2025 or 2024.

Nonrecurring Fair Value Measurements

During the year ended December 31, 2025, the Company recorded a loss on write-down of a lodging property classified as Assets held for sale of $1.8 million to reduce the carrying amount of the Hilton Garden Inn, Longview, TX to its expected net selling price less estimated cost to sell (Level 2 of the fair value hierarchy).

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

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Franchise Agreements

All of our lodging properties (with the exception of the Onera Property and the Nordic Lodge - Steamboat Springs, CO) operate under franchise agreements with major hotel franchisors. The terms of our franchise agreements generally range from 10 to 30 years with various extension provisions. Each franchisor receives franchise fees ranging from 3% to 6% of each hotel property’s room revenues, and some agreements require that we pay marketing fees of up to 4.3% of room revenue. In addition, some of these franchise agreements require that we deposit into a reserve fund for capital expenditures up to 5% of the lodging property's gross or room revenues, depending on the franchisor, to ensure that we comply with the franchisor's standards and requirements. We also pay fees to our franchisors for services related to reservation and information systems. In 2025, 2024, and 2023, we expensed fees related to our franchise agreements of $56.3 million, $53.8 million, and $52.6 million, respectively.

Management Agreements

Our lodging properties operate pursuant to management agreements with various professional third-party management companies. The remaining terms of our management agreements range from month-to-month to eight years and have various extension provisions. Each management company receives a base management fee, generally a percentage of total lodging property revenues. In addition, our lodging property management agreements generally provide that the lodging property manager can earn an incentive fee for hotel-level EBITDA over certain thresholds of a required investment return. In some cases, there are also monthly fees for certain services, such as accounting and shared services, based on the number of guestrooms. During the years ended December 31, 2025, 2024, and 2023, we expensed fees related to our lodging property management agreements of $15.8 million, $15.9 million, and $18.5 million, respectively. During the year ended December 31, 2025, we recorded a termination fee related to property management transition activities of approximately $0.9 million that is included in Other (expense) income, net on our Consolidated Statement of Operations.

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

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock activity under our Equity Plan for 2025, 2024 and 2023:

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Current Value (in thousands)
Non-vested December 31, 2022	654,804	$9.85
Granted	449,148	7.71
Vested	(238,883)	8.04
Forfeited	(3,356)	8.20
Non-vested December 31, 2023	861,713	8.79
Granted	735,462	6.49
Vested	(369,312)	9.24
Forfeited	(75,040)	7.26
Non-vested December 31, 2024	1,152,823	7.28
Granted	693,020	6.63
Vested	(421,535)	8.06
Forfeited	(38,126)	6.67
Non-vested December 31, 2025	1,386,182	$6.73	$6,751

The awards granted to our non-executive employees prior to 2022 vested over a four-year period based on continuous service (20% on the first, second and third anniversary of the grant date and 40% on the fourth anniversary of the grant date). The awards granted to our non-executive employees in 2022 and thereafter vest over a three-year period based on continuous service (25% on the first and second anniversary of the grant date and 50% on the third anniversary of the grant date).

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

During the years ended December 31, 2025, 2024, and 2023, the total fair value of time-based restricted stock awards that vested was $2.8 million, $2.4 million and $3.6 million, respectively.

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under our Equity Plan for 2025, 2024 and 2023:

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Current Value
			(in thousands)
Non-vested December 31, 2022	1,006,974	$11.76
Granted	425,907	10.08
Vested	(239,416)	9.38
Forfeited	(137,193)	9.38
Non-vested December 31, 2023	1,056,272	11.93
Granted	507,406	7.41
Forfeited	(323,930)	14.05
Non-vested December 31, 2024	1,239,748	9.53
Granted	576,475	7.66
Vested	(154,397)	12.26
Forfeited	(152,038)	12.26
Non-vested December 31, 2025	1,509,788	$8.26	$7,353

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

The fair value of performance-based restricted stock awards granted was estimated using a Monte Carlo simulation valuation model and the following assumptions:

	For the Years Ended December 31,
	2025	2024	2023
Expected dividend yield	4.71%	4.86%	3.90%
Expected stock price volatility	35.4%	37.2%	67.6%
Risk-free interest rate	3.97%	4.21%	4.66%
Monte Carlo iterations	100,000	100,000	100,000
Weighted average estimated fair value of performance-based restricted stock awards	$7.66	$7.41	$10.08

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

Director Stock Awards Made Pursuant to Our Equity Plan

During the years ended December 31, 2025, 2024, and 2023 we granted 189,826, 127,491 and 113,141 shares of Common Stock, respectively, to our non-employee directors as a part of our director compensation program. These grants were made pursuant to our Equity Plan and vest immediately upon grant.

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate General and Administrative expense in the Consolidated Statements of Operations was as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Time-based restricted stock	$3,907	$3,424	$3,260
Performance-based restricted stock	4,110	3,941	3,727
Director stock	776	767	755
	$8,793	$8,132	$7,742
We recognize equity-based compensation expense ratably over the vesting terms. The amount of expense may be subject to adjustment in future periods due to a change in the forfeiture assumptions.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $10.2 million at December 31, 2025 as follows (in thousands):

	Total	2026	2027	2028
Time-based restricted stock	$5,294	$3,155	$1,879	$260
Performance-based restricted stock	4,952	2,982	1,697	273
	$10,246	$6,137	$3,576	$533

Our restricted stock awards are expected to be recognized over a remaining weighted-average period of 1.42 years.

NOTE 14 — BENEFIT PLANS

In August 2011, we initiated a qualified contributory retirement plan (the Summit Hotel Properties, Inc. 401(k) Profit Sharing Plan or the “Plan”) under Section 401(k) of the IRC, which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions may be made to the Plan by employees. The Plan is a Safe Harbor Plan and requires a mandatory employer contribution. The employer contribution for the years ended December 31, 2025 and 2024 was $0.5 million in each year, and $0.4 million for the year ended December 31, 2023.

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

The components of income tax expense (benefit) are as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$989	$1,151
State and local	1,173	1,567	1,563
Deferred:
Federal	(322)	(8,879)	84
State and local	(9)	(2,420)	—
Income tax expense (benefit)	$842	$(8,743)	$2,798

We have prospectively adopted the disclosure requirements as required after the adoption of ASU 2023-09. Below is a reconciliation between the provision for income taxes and the amounts computed by applying the federal statutory income tax rate to the income or loss before taxes (in thousands) for the year ended December 31, 2025:

	Amount	Percent
US federal statutory tax rate	$(2,276)	21.0%
State and local income taxes, net of federal income tax effect (1)	920	(8.5)
Effect of changes in tax laws or rates enacted in current period	512	(4.7)
Changes in valuation allowance	96	(0.9)
Nontaxable or nondeductible items:
Nontaxable loss of the REITs	644	(5.9)
Share based compensation	155	(1.4)
Other permanent differences	68	(0.6)
Other adjustments:
Capital contribution from consolidated entity to a TRS	723	(6.7)
Income tax expense and effective tax rate	$842	(7.8)%
(1)    State taxes in Texas made up the majority (greater than 50 percent) of the tax effect in this category

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows (in thousands):

	For the Years Ended December 31,
	2024	2023
Statutory federal income tax provision	$6,331	$(5,317)
Nontaxable (income) loss of the REITs	(6,260)	4,563
State income taxes, net of federal tax benefit	1,467	1,158
Provision to return and deferred adjustment	20	50
Effect of permanent differences and other	431	235
Reversal of federal deferred tax valuation allowance	(9,905)	—
Reversal of state deferred tax valuation allowance, net of federal benefit	(2,156)	—
Other change in valuation allowance	1,329	2,109
Income tax (benefit) expense	$(8,743)	$2,798

The Company evaluates its deferred tax assets each reporting period to determine if it is more-likely-than-not that those assets will be realized. In its evaluation, the Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the Company’s existing deferred tax assets.

At December 31, 2025 and 2024, we had valuation allowances of $2.7 million and $2.6 million, respectively. In the fourth quarter of 2024, we determined that it was probable that we would realize the carrying amount of most of our deferred tax assets. As such, we released a substantial portion of our valuation allowance totaling $12.1 million, which resulted in a benefit for income taxes for the year ended December 31, 2024.

Deferred tax assets are included in Other assets and deferred tax liabilities are included in Accrued expenses and other in the accompanying Consolidated Balance Sheets.

Significant components of our TRSs deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2025	2024
Tax carryforwards	$12,786	$11,916
Accrued expenses	1,040	1,515
Other	479	445
Total	14,305	13,876
Valuation allowance	(2,678)	(2,581)
Net deferred tax asset	$11,627	$11,295

Gross deferred tax assets	$14,310	$13,881
Gross deferred tax liabilities	(5)	(5)
Valuation allowance	(2,678)	(2,581)
Net deferred tax asset	$11,627	$11,295

At December 31, 2025, our TRSs had federal net operating losses of $52.5 million which are not subject to expiration and state net operating losses of $35.3 million, which expire beginning in 2028. At December 31, 2025, Summit Hotel Properties Inc. and our Subsidiary REITs had federal net operating loss carryforwards of $40.9 million and $8.6 million, respectively, which are not subject to expiration.

In the normal course of business, we are subject to examination by federal, state, and local jurisdictions where applicable. We had no unrecognized tax benefits at December 31, 2025 or in the three-year period then ended. We expect no significant increase or decrease in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2025. We have no material interest or penalties relating to unrecognized tax benefits in the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 or 2023 or in the Consolidated Balance Sheets as of December 31, 2025 or 2024.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. In general, we are not subject to tax examinations by tax authorities for years before 2022.

Income taxes paid by jurisdiction for the year ended December 31, 2025 are as follows (in thousands):

Amount
Federal refunds, net of payments	$(138)
States, net of refunds (1)	1,229
Total cash payments for income taxes, net of refunds	$1,091

(1)    Individual jurisdictions equaling 5% or more of the total income taxes paid (net of refunds) for the year ended December 31, 2025 include Texas at $1.0 million, and Oregon at $0.2 million.

Characterization of Dividends and Distributions (Unaudited)

For income tax purposes, distributions paid consist of ordinary income and capital gains or a combination thereof. For the years ended December 31, 2025, 2024 and 2023 distributions paid per share were characterized as follows:

	For the Years Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Common Stock
Ordinary non-qualified dividend income	$0.1272	39.74%	$0.2879	95.96%	$0.1940	88.19%
Ordinary qualified dividend income	—	—%	0.0121	4.04%	0.0078	3.54%
Return of capital	0.1928	60.26%	—	—%	0.0182	8.27%
Total	$0.3200	100.00%	$0.3000	100.00%	$0.2200	100.00%

Preferred Stock - Series E
Ordinary non-qualified dividend income	$0.6210	39.74%	$1.4994	95.96%	$1.3779	88.19%
Ordinary qualified dividend income	—	—%	0.0631	4.04%	0.0553	3.54%
Return of capital	0.9415	60.26%	—	—%	0.1293	8.27%
Total	$1.5625	100.00%	$1.5625	100.00%	$1.5625	100.00%

Preferred Stock - Series F
Ordinary non-qualified dividend income	$0.5837	39.74%	$1.4095	95.96%	$1.2952	88.19%
Ordinary qualified dividend income	—	—%	0.0593	4.04%	0.0520	3.54%
Return of capital	0.8850	60.26%	—	—%	0.1215	8.27%
Total	$1.4687	100.00%	$1.4688	100.00%	$1.4687	100.00%

Ordinary non-qualified dividends are eligible for the 20% deduction provided by Section 199A of the IRC.

NOTE 16 — EARNINGS PER SHARE

The following is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

	For the Years Ended December 31,
	2025	2024	2023
Numerator:
Net (loss) income	$(11,677)	$38,891	$(28,116)
Adjusted for:
Distributions to and accretion of redeemable non-controlling interests	(2,626)	(2,626)	(2,626)
Preferred dividends	(15,875)	(15,875)	(15,875)
Loss related to non-controlling interests in consolidated joint ventures	3,721	8,499	14,824
Dividends paid on unvested time-based restricted stock	(435)	(317)	(184)
Allocation of loss (income) to participating securities (¹)	2,938	(3,739)	3,987
Numerator for (loss) income per common stockholder - basic	(23,954)	24,833	(27,990)
Adjusted for:
Interest rate effect on assumed conversion of convertible debt	—	4,323	—
Numerator for (loss) income per common stockholder - diluted	$(23,954)	$29,156	$(27,990)

Denominator:
Weighted average common shares outstanding - basic	106,850	105,927	105,548
Adjusted for:
Dilutive effect of equity-based compensation awards (2)	—	660	—
Effect of assumed conversion of convertible debt	—	25,778	—
Weighted average common shares outstanding - diluted (3)	106,850	132,365	105,548
Net (loss) income per share available to common stockholders:
Basic	$(0.22)	$0.23	$(0.27)
Diluted	$(0.22)	$0.22	$(0.27)

(1)    Balances include amounts allocated to Common Units, and for the year ended December 31, 2024, amounts allocated to unvested time-based restricted stock awards that have non-forfeitable rights to participate in dividends declared on Common Stock are accounted for under the two-class method as participating securities.

(2)    Balance reflects potentially dilutive securities issuable based on the estimated vesting of performance-based restricted stock using the treasury stock method and assuming that the reporting date is the vesting date. These shares were not included for the years ending December 31, 2025 and 2023 since their inclusion would have been anti-dilutive.

(3)    Common stock issuable upon the potential conversion of Common Units is not reflected in the computation of basic and diluted earnings per share as they are exchangeable for common shares on a one-for-one basis. Income is allocated to the Common Units on the same basis as Common Stock and is reflected as non-controlling interests in the accompanying Consolidated Financial Statements. As such, the assumed conversion of the Common Units would have no net effect on diluted earnings per share.

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

Supplemental cash flow information is as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Cash payments for interest	$74,978	$78,920	$78,886
Accrued acquisition costs and improvements to lodging properties	$4,264	$7,082	$4,219
Cash payments for income taxes, net of refunds	$1,091	$2,027	$2,674
Accrued and unpaid dividends on unvested performance-based restricted stock	$763	$241	$185
Non-cash contributions of assets by non-controlling interests related to acquisition of lodging properties	$—	$—	$200

NOTE 18 — SEGMENT INFORMATION

We have investments in lodging properties located in 25 states across the United States of America. Our lodging properties derive revenue primarily from guestroom sales, food and beverage sales, and revenues from other lodging services and amenities. Our President and Chief Executive Officer, who serves as our CODM, evaluates the performance, makes capital allocation decisions, and manages the overall operating and investing strategy of each hotel individually. As such, we consider each lodging property to be an operating segment. Each of our properties has similar economic characteristics and risks, facilities, and services and distribute their products and services in the same manner through third-party management companies. Therefore, all of our lodging properties are aggregated into a single reportable segment. The accounting policies of the lodging property segment are the same as those described in Note 2 - “Basis of Presentation and Significant Accounting Policies” to the Consolidated Financial Statements.

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

Lodging revenues and Hotel EBITDA, including significant lodging expenses for our single reportable operating segment, are as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Lodging property revenues:
Room	$643,795	$650,713	$656,063
Food and beverage	43,213	40,865	41,513
Other	42,464	40,205	38,551
Total revenues	729,472	731,783	736,127
Lodging property expenses:
Room	151,441	146,790	148,005
Sales and marketing	95,602	93,083	93,053
Administrative and general	58,191	57,678	58,269
Property taxes, insurance and other	54,691	54,116	55,167
Food and beverage	32,933	30,964	31,580
Property operations & maintenance	32,602	30,582	30,416
Utility costs	28,572	26,917	26,989
Management fees	15,760	15,866	18,452
Other lodging property expenses	16,315	16,149	16,174
Total lodging property expenses	486,107	472,145	478,105
Hotel EBITDA	$243,365	$259,638	$258,022

A reconciliation of (Loss) income from continuing operations before income taxes as shown on our Consolidated Statements of Operations to Hotel EBITDA is as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
(Loss) income from continuing operations before income taxes	$(10,835)	$30,148	$(25,318)
Adjusted for:
Depreciation and amortization	149,610	146,436	150,924
Corporate general and administrative	32,816	31,891	32,530
Transaction costs	—	10	13
Loss on impairment and write-down of assets	1,833	6,723	16,661
Recovery of credit losses	—	—	(1,230)
(Gain) loss on disposal of assets, net	(6,579)	(28,912)	337
Interest expense	80,692	82,632	86,798
Interest income	(1,178)	(1,906)	(1,688)
Gain on extinguishment of debt	—	(3,000)	—
Other expense, net	(2,994)	(4,384)	(1,005)
Hotel EBITDA	$243,365	$259,638	$258,022

Our measure of segment assets is total assets as reported on our Consolidated Balance Sheets.

NOTE 19 — SUBSEQUENT EVENTS

We have evaluated significant matters subsequent to our year end date of December 31, 2025 and through the filing date of our Annual Report on Form 10-K on February 25, 2026 as follows:

Equity Transactions

In January 2026, our Board declared cash dividends of $0.390625 per share of Series E Preferred Stock and $0.3671875 per share of Series F Preferred Stock. The Board also declared on behalf of the Operating Partnership, a cash dividend of $0.328125 per share of the Operating Partnership's Series Z Preferred Units. Our Board also declared a quarterly cash dividend of $0.08 per share on our Common Stock and per Common Unit of the Operating Partnership.

These dividends are payable February 27, 2026 to stockholders and unitholders of record on February 13, 2026.

Disposition of Lodging Property

In November 2025, the GIC Joint Venture entered into a purchase and sale agreement to sell the 122-guestroom Hilton Garden Inn, Longview, TX for a selling price of $12.3 million. We reclassified the carrying value of the property to Assets held for sale, net at December 31, 2025 and recorded a write-down of $1.8 million in the fourth quarter of 2025 for the excess of the net carrying amount of the lodging property over the net selling price less estimated costs to sell. We completed the sale of the property on February 20, 2026 under the terms described above.

Modification of Onera Mezzanine Financing Loan

In January 2026, the agreement with Onera was amended, whereby the Onera Mezzanine Loan maturity was extended to June 2027 and the Onera Purchase Option was extended to March 2027 (see Note 4 - Investment in Real Estate Loans for details).

Repayment of Convertible Notes

On February 17, 2026, we used the availability on our 2025 Delayed Draw Term Loan of $275.0 million along with borrowings on our $400 Million Revolver to repay our outstanding Convertible Notes totaling $287.5 million (see Note 6 - Debt for details).

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2025
(in thousands)

			Initial Cost		Costs Subsequent	Gross Amount at December 31, 2025
Description	Mortgage Debt/ Encumbrances		Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Buildings, Improvements and Furniture, Fixtures and Equipment	Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Date Acquired
Aliso Viejo, CA - Homewood Suites	$—		$5,599	$32,367	$1,169	$5,599	$33,536	$39,135	$(11,482)	2017
Amarillo, TX - Embassy Suites	—	(2)	657	38,456	1,264	657	39,720	40,377	(10,713)	2022
Arlington, TX - Courtyard	—		1,497	15,573	859	1,497	16,432	17,929	(7,050)	2012
Arlington, TX - Residence Inn	—		1,646	15,440	1,557	1,646	16,997	18,643	(7,257)	2012
Asheville, NC - Hotel Indigo	—		2,100	34,755	8,191	2,100	42,946	45,046	(14,203)	2015
Atlanta, GA - AC Hotel	—		5,670	51,922	4,587	5,670	56,509	62,179	(17,141)	2017
Atlanta, GA - Courtyard	—		2,050	27,969	4,879	2,050	32,848	34,898	(14,250)	2012
Atlanta, GA - Residence Inn	—	(3)	3,381	34,820	12,994	3,381	47,814	51,195	(11,814)	2016
Austin, TX - Hampton Inn & Suites	—	(2)	—	56,394	8,151	—	64,545	64,545	(23,201)	2014
Baltimore, MD - Hampton Inn & Suites	—		2,205	16,013	6,511	2,205	22,524	24,729	(9,716)	2017
Baltimore, MD - Residence Inn	—		1,986	37,016	8,246	1,986	45,262	47,248	(16,946)	2017
Boulder, CO - Marriott	—		11,115	49,204	14,983	11,115	64,187	75,302	(23,283)	2016
Branchburg, NJ - Residence Inn	—	(3)	2,374	24,411	(10,265)	2,374	14,146	16,520	(8,548)	2015
Brisbane, CA - DoubleTree	—		3,300	39,686	2,402	3,300	42,088	45,388	(22,244)	2014
Camarillo, CA - Hampton Inn & Suites	—		2,200	17,366	1,588	2,200	18,954	21,154	(10,023)	2013
Charlotte, NC - Courtyard	—		—	41,094	5,556	—	46,650	46,650	(11,898)	2017
Chicago, IL - Hyatt Place	—		5,395	68,355	1,316	5,395	69,671	75,066	(22,619)	2016
Cleveland, OH - Residence Inn	—		10,075	33,340	5,487	10,075	38,827	48,902	(13,385)	2017
Dallas, TX - AC Hotel	—		1,330	31,379	(2,475)	1,330	28,904	30,234	(5,881)	2022
Dallas, TX - Hampton Inn & Suites	—		1,834	47,069	5,899	1,834	52,968	54,802	(8,104)	2022
Dallas, TX - Parking Garage	—		3,131	9,252	(1,082)	3,131	8,170	11,301	(945)	2022
Dallas, TX - Residence Inn	—		1,372	32,351	(2,291)	1,372	30,060	31,432	(6,249)	2022
Dallas, TX - SpringHill Suites	—		2,447	23,746	7,690	2,447	31,436	33,883	(5,594)	2022
Decatur, GA - Courtyard	—		4,046	34,151	5,234	4,046	39,385	43,431	(14,571)	2015
Englewood, CO - Hyatt House	—		2,700	16,267	4,066	2,700	20,333	23,033	(8,754)	2012
Englewood, CO - Hyatt Place	—		2,000	11,950	6,081	2,000	18,031	20,031	(8,155)	2012
Fort Lauderdale, FL - Courtyard	—		37,950	47,002	31,857	37,950	78,859	116,809	(17,949)	2017
Fort Lauderdale, FL - New Builds	—		—	—	3,300	—	3,300	3,300	—	2017
Fort Worth, TX - Courtyard	—		1,920	38,070	12,138	1,920	50,208	52,128	(20,575)	2017
Fredericksburg, TX - Onera Escapes	—		1,251	5,209	16,531	1,638	21,353	22,991	(2,106)	2022
Frisco, TX - AC Hotel	—		1,246	38,390	484	1,246	38,874	40,120	(8,598)	2022
Frisco, TX - Canopy Hotel	—		1,109	38,531	352	1,109	38,883	39,992	(7,785)	2022
Frisco, TX - Parking Garage	—		2,470	6,563	38	2,470	6,601	9,071	(720)	2022
Frisco, TX - Residence Inn	—		1,246	38,390	319	1,246	38,709	39,955	(8,431)	2022
Garden City, NY - Hyatt Place	—		4,200	27,775	1,234	4,282	28,927	33,209	(10,805)	2012
Glendale, CO - Staybridge Suites	—		2,100	10,151	8,246	2,100	18,397	20,497	(8,010)	2011
Grapevine, TX - Courtyard	—		2,542	34,872	6,671	2,542	41,543	44,085	(8,928)	2022

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2025
(in thousands)

			Initial Cost		Costs Subsequent	Gross Amount at December 31, 2025
Description	Mortgage Debt/ Encumbrances		Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Buildings, Improvements and Furniture, Fixtures and Equipment	Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Date Acquired
Grapevine, TX - Hilton Garden Inn	5,660		986	33,137	214	986	33,351	34,337	(7,194)	2022
Grapevine, TX - Holiday Inn Express & Suites	—		1,419	13,810	1,218	1,419	15,028	16,447	(3,528)	2022
Grapevine, TX - Hyatt Place	—		1,318	18,740	1,140	1,318	19,880	21,198	(4,283)	2022
Grapevine, TX - TownePlace Suites	—		1,686	23,119	1,035	1,686	24,154	25,840	(5,750)	2022
Greenville, SC - Hilton Garden Inn	—		1,200	14,566	3,644	1,200	18,210	19,410	(9,137)	2013
Hillsboro, OR - Residence Inn	—		4,943	42,541	7,195	4,943	49,736	54,679	(11,245)	2019
Houston, TX - AC Hotel	—		4,796	52,268	1,940	4,796	54,208	59,004	(10,389)	2022
Houston, TX - Hilton Garden Inn	—	(2)	—	41,838	5,483	—	47,321	47,321	(21,726)	2014
Houston, TX - Hilton Garden Inn	—		2,800	33,777	8,968	2,800	42,745	45,545	(15,321)	2014
Hunt Valley, MD - Residence Inn	—		—	35,436	4,088	1,076	38,448	39,524	(13,228)	2015
Indianapolis, IN - Courtyard	—		7,788	54,384	(715)	7,788	53,669	61,457	(20,768)	2013
Indianapolis, IN - SpringHill Suites	—		4,012	27,910	(117)	4,012	27,793	31,805	(11,067)	2013
Lone Tree, CO - Hyatt Place	—		1,300	11,704	5,876	1,314	17,566	18,880	(7,884)	2012
Longview, TX - Hilton Garden Inn	—	(3)	1,284	13,281	467	1,284	13,748	15,032	(3,194)	2022
Louisville, KY - Fairfield Inn & Suites	—		3,120	24,231	1,149	3,120	25,380	28,500	(10,376)	2013
Louisville, KY - SpringHill Suites	—		4,880	37,361	1,298	4,880	38,659	43,539	(16,246)	2013
Lubbock, TX - Hyatt Place	—		896	20,182	1,064	896	21,246	22,142	(4,583)	2022
Mesa, AZ - Hyatt Place	—		2,400	19,848	2,520	2,400	22,368	24,768	(8,248)	2017
Metairie, LA - Courtyard	—		1,860	25,168	9,716	1,860	34,884	36,744	(15,838)	2013
Metairie, LA - Residence Inn	—		1,791	23,386	3,352	1,791	26,738	28,529	(12,337)	2013
Miami, FL - AC Hotel	58,000	(1)	8,496	46,839	784	8,496	47,623	56,119	(7,539)	2022
Miami, FL - Element	58,000	(1)	5,882	32,427	903	5,882	33,330	39,212	(5,413)	2022
Miami, FL - Hyatt House	—		4,926	40,087	3,459	4,926	43,546	48,472	(19,167)	2015
Miami, FL - Sky Lounge	—		—	1,473	209	—	1,682	1,682	(540)	2022
Midland, TX - Homewood Suites	—		1,717	22,326	4,077	1,717	26,403	28,120	(4,538)	2022
Milpitas, CA - Hilton Garden Inn	—	(3)	7,921	46,141	162	7,921	46,303	54,224	(10,552)	2019
Minneapolis, MN - Hampton Inn & Suites	—		3,502	35,433	1,062	3,502	36,495	39,997	(13,892)	2015
Minneapolis, MN - Hyatt Place	—		—	34,026	3,321	—	37,347	37,347	(14,342)	2013
Nashville, TN - Courtyard	—		8,792	62,759	9,110	8,792	71,869	80,661	(25,264)	2016
Nashville, TN - SpringHill Suites	—		777	5,598	2,204	777	7,802	8,579	(4,376)	2004
New Haven, CT - Courtyard	—		11,990	51,497	11,809	11,990	63,306	75,296	(15,683)	2017
New Orleans, LA - Canopy Hotel	—	(2)	4,262	51,406	645	4,262	52,051	56,313	(9,906)	2022
New Orleans, LA - Courtyard	—		1,944	25,120	5,793	1,944	30,913	32,857	(18,460)	2013
New Orleans, LA - SpringHill Suites	—		963	12,763	496	963	13,259	14,222	(2,558)	2022
New Orleans, LA - TownePlace Suites	—		1,366	18,110	400	1,366	18,510	19,876	(3,432)	2022
Oklahoma City, OK - AC Hotel	—		2,769	29,389	539	2,769	29,928	32,697	(7,119)	2022
Oklahoma City, OK - Holiday Inn Express & Suites	—		2,542	21,574	1,002	2,542	22,576	25,118	(4,448)	2022

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2025
(in thousands)

			Initial Cost		Costs Subsequent	Gross Amount at December 31, 2025
Description	Mortgage Debt/ Encumbrances		Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Buildings, Improvements and Furniture, Fixtures and Equipment	Land	Buildings, Improvements and Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Date Acquired
Oklahoma City, OK - Hyatt Place	—		2,822	25,311	620	2,822	25,931	28,753	(4,943)	2022
Orlando, FL - Hyatt House	—		2,800	34,423	1,223	2,800	35,646	38,446	(14,865)	2018
Orlando, FL - Hyatt Place	—		3,100	11,343	8,173	3,100	19,516	22,616	(8,600)	2013
Orlando, FL - Hyatt Place	—		2,716	11,221	7,983	2,716	19,204	21,920	(9,769)	2013
Pittsburgh, PA - Courtyard	—		1,652	40,749	7,160	1,652	47,909	49,561	(16,176)	2017
Portland, OR - Hyatt Place	—	(2)	—	14,700	1,326	—	16,026	16,026	(7,841)	2009
Portland, OR - Residence Inn	—		—	15,629	1,309	—	16,938	16,938	(8,359)	2009
Portland, OR - Residence Inn	—	(2)	12,813	76,868	11,132	12,813	88,000	100,813	(20,207)	2019
Poway, CA - Hampton Inn & Suites	—		2,300	14,728	1,860	2,300	16,588	18,888	(7,852)	2013
Revere, MA - Hampton Inn & Suites	—		32,237	33,912	670	32,237	34,582	66,819	(3,511)	2024
San Francisco, CA - Holiday Inn Express & Suites	—		15,545	49,469	5,829	15,545	55,298	70,843	(28,487)	2013
Scottsdale, AZ - Courtyard	—		3,225	12,571	4,837	3,225	17,408	20,633	(12,416)	2003
Scottsdale, AZ - Hyatt Place	—		1,500	10,171	5,774	1,500	15,945	17,445	(5,378)	2012
Scottsdale, AZ - Residence Inn	—		7,503	21,545	2,144	7,503	23,689	31,192	(3,392)	2023
Scottsdale, AZ - SpringHill Suites	—		2,195	9,496	2,037	2,195	11,533	13,728	(8,135)	2003
Silverthorne, CO - Hampton Inn & Suites	—		4,441	21,125	2,688	4,441	23,813	28,254	(5,026)	2019
Silverthorne, CO - Parking Garage	—		2,404	—	4,603	2,404	4,603	7,007	—	2019
Steamboat Springs, CO - Nordic Lodge	—		4,754	9,001	949	4,754	9,950	14,704	(1,370)	2023
Steamboat Springs, CO - Residence Inn	—		1,832	31,214	1,066	1,832	32,280	34,112	(6,345)	2021
Tampa, FL - Hampton Inn & Suites	—		3,600	20,366	5,354	3,600	25,720	29,320	(13,607)	2012
Tucson, AZ - Embassy Suites	12,253		1,841	23,958	6,876	1,841	30,834	32,675	(5,784)	2021
Tucson, AZ - Homewood Suites	—		2,570	22,802	3,483	2,570	26,285	28,855	(9,271)	2017
Tyler, TX - Residence Inn	—		1,243	15,323	1,055	1,243	16,378	17,621	(4,387)	2022
Vienna, VA - Hilton Garden Inn	—		8,699	21,481	771	8,699	22,252	30,951	(2,081)	2024
Waltham, MA - Hilton Garden Inn	—		10,644	21,713	7,571	10,644	29,284	39,928	(12,278)	2017
Watertown, MA - Residence Inn	—		25,083	45,917	516	25,083	46,433	71,516	(12,692)	2018
Land Parcels - Land Parcels	—	(3)	4,645	—	(4,220)	425	—	425	—	—
			$414,636	$2,843,990	$382,066	$411,975	$3,228,717	$3,640,692	$(1,020,276)

(1) Properties cross-collateralize the related loan, refer to “Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt” in the Consolidated Financial Statements.
(2) Properties subject to ground lease, refer to “Part II – Item 8. – Financial Statements and Supplementary Data – Note 7 – Leases” in the Consolidated Financial Statements.
(3) Property accounting basis includes an impairment charge, based on the difference between its estimated fair value and net carrying amount at December 31, 2025.

SUMMIT HOTEL PROPERTIES, INC
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2025
(in thousands)

(a)  ASSET BASIS

	2025	2024	2023
Reconciliation of land, buildings and improvements and furniture, fixtures and equipment:
Balance at beginning of period as adjusted	$3,610,680	$3,586,899	$3,548,184
Additions to land, buildings, improvements and furniture, fixtures and equipment	87,495	179,229	131,153
Disposition of land, buildings, improvements and furniture, fixtures and equipment	(55,650)	(148,725)	(75,777)
Write-down of assets	(1,833)	(6,723)	(16,661)
Balance at end of period	$3,640,692	$3,610,680	$3,586,899

(b)ACCUMULATED DEPRECIATION

	2025	2024	2023
Reconciliation of accumulated depreciation:
Balance at beginning of period	$896,444	$821,924	$716,646
Depreciation	146,856	141,945	146,083
Depreciation on assets sold or disposed	(23,024)	(67,425)	(40,805)
Balance at end of period	$1,020,276	$896,444	$821,924

(c)The aggregate cost of real estate for Federal income tax purposes was approximately $3,402 million (unaudited).

(d)Depreciation for buildings, improvements and furniture, fixtures and equipment is based on useful lives ranging from 2 to 40 years.

(e)We have mortgages payable on the properties as noted. Additional mortgage information can be found in “Part II – Item 8. – Financial Statements and Supplementary Data – Note 6 – Debt” to the Consolidated Financial Statements.

(f)Amounts under the column heading “Costs Subsequent” include (when applicable) parcels of undeveloped land that were sold, and impairment losses related to certain properties.