Form 10-Q
period 2026-03-31
Summit Hotel Properties, Inc.
filed 2026-04-30
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of April 24, 2026, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 108,365,078.

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — March 31, 2026 (Unaudited) and December 31, 2025	1
	Condensed Consolidated Statements of Operations (Unaudited) — Three Months Ended March 31, 2026 and 2025	2
	Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited) — Three Months Ended March 31, 2026 and 2025	3
	Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests (Unaudited) — Three Months Ended March 31, 2026 and 2025	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended March 31, 2026 and 2025	5
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	46

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Mine Safety Disclosures	48

Item 5.	Other Information	48

Item 6.	Exhibits	49

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments in lodging property, net	$2,592,231	$2,640,367
Assets held for sale, net	18,405	11,967
Cash and cash equivalents	44,773	36,110
Restricted cash	5,661	5,102
Right-of-use assets, net	31,563	32,028
Trade receivables, net	23,528	17,347
Prepaid expenses and other	14,610	7,104
Deferred charges, net	5,585	10,051
Other assets	18,208	15,954
Total assets	$2,754,564	$2,776,030

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,396,385	$1,394,014
Lease liabilities, net	23,749	24,091
Accounts payable	7,128	7,537
Accrued expenses and other	77,682	76,417
Total liabilities	1,504,944	1,502,059

Commitments and contingencies (Note 11)	—	—

Redeemable non-controlling interests	50,219	50,219
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.25% Series E - 6,400,000 shares issued and outstanding at March 31, 2026 and December 31, 2025 (aggregate liquidation preference of $160,861 at March 31, 2026 and December 31, 2025, respectively)	64	64
5.875% Series F - 4,000,000 shares issued and outstanding at March 31, 2026 and December 31, 2025 (aggregate liquidation preference of $100,506 at March 31, 2026 and December 31, 2025, respectively)	40	40
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 108,414,307 and 108,798,686 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,084	1,088
Additional paid-in capital	1,259,345	1,264,470
Accumulated other comprehensive income	4,265	2,115
Accumulated deficit and distributions in excess of retained earnings	(424,392)	(405,622)
Total stockholders’ equity	840,406	862,155
Non-controlling interests	358,995	361,597
Total equity	1,199,401	1,223,752
Total liabilities, redeemable non-controlling interests and equity	$2,754,564	$2,776,030
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Room	$162,564	$163,731
Food and beverage	11,460	10,990
Other	11,029	9,757
Total revenues	185,053	184,478

Expenses:
Room	36,347	36,132
Food and beverage	8,520	7,991
Other lodging property operating expenses	58,650	56,922
Property taxes, insurance and other	13,884	13,311
Management fees	4,221	4,495
Depreciation and amortization	36,774	37,230
Corporate general and administrative	8,845	8,571
Loss on write-down of assets	3,641	—
Total expenses	170,882	164,652
(Loss) gain on disposal of assets, net	(40)	1
Operating income	14,131	19,827

Other income (expense):
Interest expense	(20,450)	(19,956)
Interest income	246	276
Other income, net	1,052	1,230
Total other expense, net	(19,152)	(18,450)
(Loss) income from continuing operations before income taxes	(5,021)	1,377
Income tax expense (Note 13)	(892)	(754)
Net (loss) income	(5,913)	623
Less - (Loss) income attributable to non-controlling interests	(99)	680
Net loss attributable to Summit Hotel Properties, Inc. before preferred dividends	(5,814)	(57)
Less - Distributions to and accretion of redeemable non-controlling interests	(657)	(657)
Less - Preferred dividends	(3,970)	(3,970)
Net loss attributable to common stockholders	$(10,441)	$(4,684)

Loss per common share:
Basic and diluted	$(0.10)	$(0.04)
Weighted-average common shares outstanding:
Basic and diluted	105,720	108,008
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(5,913)	$623
Other comprehensive loss, net of tax:
Changes in fair value of derivative financial instruments	3,230	(3,667)
Comprehensive loss	(2,683)	(3,044)
Comprehensive (income) loss attributable to non-controlling interests	(981)	8
Comprehensive loss attributable to Summit Hotel Properties, Inc.	(3,664)	(3,036)
Distributions to and accretion on redeemable non-controlling interests	(657)	(657)
Preferred dividends and distributions	(3,970)	(3,970)
Comprehensive loss attributable to common stockholders	$(8,291)	$(7,663)
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)
(In thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit and Distributions	Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2025	$50,219	10,400,000	$104	108,798,686	$1,088	$1,264,470	$2,115	$(405,622)	$862,155	$361,597	$1,223,752
Adjustment of redeemable non-controlling interests to redemption value	657	—	—	—	—	—	—	(657)	(657)	—	(657)
Repurchase of common shares	—	—	—	(1,433,023)	(14)	(5,959)	—	—	(5,973)	—	(5,973)
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(8,329)	(8,329)	(1,041)	(9,370)
Preferred dividends and distributions	(657)	—	—	—	—	—	—	(3,970)	(3,970)	—	(3,970)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(2,542)	(2,542)
Equity-based compensation	—	—	—	1,265,004	13	1,988	—	—	2,001	—	2,001
Shares of common stock acquired for employee withholding requirements	—	—	—	(216,360)	(3)	(891)	—	—	(894)	—	(894)
Other comprehensive income	—	—	—	—	—	—	2,150	—	2,150	1,080	3,230
Net loss	—	—	—	—	—	—	—	(5,814)	(5,814)	(99)	(5,913)
Other	—	—	—	—	—	(263)	—	—	(263)	—	(263)
Balance at March 31, 2026	$50,219	10,400,000	$104	108,414,307	$1,084	$1,259,345	$4,265	$(424,392)	$840,406	$358,995	$1,199,401

Balance at December 31, 2024	$50,219	10,400,000	$104	108,435,663	$1,084	$1,246,225	$9,173	$(347,041)	$909,545	$425,282	$1,334,827
Adjustment of redeemable non-controlling interests to redemption value	657	—	—	—	—	—	—	(657)	(657)	—	(657)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	411	411
Common stock redemption of common units	—	—	—	2,923,797	29	26,618	259	—	26,906	(26,906)	—
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(8,679)	(8,679)	(1,169)	(9,848)
Preferred dividends and distributions	(657)	—	—	—	—	—	—	(3,970)	(3,970)	—	(3,970)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(431)	(431)
Equity-based compensation	—	—	—	1,101,456	11	1,905	—	—	1,916	—	1,916
Shares of common stock acquired for employee withholding requirements	—	—	—	(239,148)	(2)	(1,584)	—	—	(1,586)	—	(1,586)
Other comprehensive loss	—	—	—	—	—	—	(2,979)	—	(2,979)	(688)	(3,667)
Net (loss) income	—	—	—	—	—	—	—	(57)	(57)	680	623
Balance at March 31, 2025	$50,219	10,400,000	$104	112,221,768	$1,122	$1,273,164	$6,453	$(360,404)	$920,439	$397,179	$1,317,618

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net (loss) income	$(5,913)	$623
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	36,774	37,230
Amortization of debt issuance costs	1,997	1,673
Loss on write-down of assets	3,641	—
Equity-based compensation	2,001	1,916
Deferred tax expense	467	325
Loss (gain) on disposal of assets, net	40	(1)
Other	273	160
Changes in operating assets and liabilities:
Trade receivables, net	(6,261)	(4,943)
Prepaid expenses and other	(7,574)	(6,149)
Accounts payable	(821)	(760)
Accrued expenses and other	3,478	(4,224)
NET CASH PROVIDED BY OPERATING ACTIVITIES	28,102	25,850
INVESTING ACTIVITIES
Improvements to lodging properties	(11,941)	(15,724)
Investment in lodging property under development	—	(2,390)
Proceeds from asset dispositions, net	12,007	1,242
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	66	(16,872)
FINANCING ACTIVITIES
Proceeds from borrowings on revolving line of credit	45,000	30,000
Repayments of revolving line of credit borrowings	(20,000)	(10,000)
Scheduled principal payments on mortgage debt	(189)	(648)
Repurchases of common shares	(5,973)	—
Proceeds from term loan	275,000	—
Repayment on Convertible Notes	(287,500)	—
Repayment on term loan	(7,300)	—
Common dividends and distributions paid	(9,624)	(9,957)
Preferred dividends and distributions paid	(4,627)	(4,627)
Contributions by non-controlling interests in joint venture	—	411
Distributions to joint venture partners	(2,542)	(431)
Financing fees, debt transaction costs and other issuance costs	(297)	(4,166)
Repurchase of common stock for tax withholding requirements	(894)	(1,586)
NET CASH USED IN FINANCING ACTIVITIES	(18,946)	(1,004)
Net change in cash, cash equivalents and restricted cash	9,222	7,974

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	41,212	48,358
End of period	$50,434	$56,332

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEET TO THE AMOUNTS SHOWN IN THE STATEMENT OF CASH FLOWS ABOVE:
Cash and cash equivalents	$44,773	$48,194
Restricted cash	5,661	8,138
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$50,434	$56,332
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

We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. At March 31, 2026, our portfolio consisted of 94 lodging properties with a total of 14,226 guestrooms located in 24 states of the United States of America (“USA”). At March 31, 2026, we own 100% of the outstanding equity interests in 52 of the 94 lodging properties. We own a 51% controlling interest in 39 lodging properties through a joint venture that was formed in July 2019 with USFI G-Peak, Ltd. (“GIC”), a private limited company incorporated in the Republic of Singapore (the “GIC Joint Venture”). We also own 90% equity interests in two separate joint ventures (the “Brickell Joint Venture” and the “Onera Joint Venture”). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

At March 31, 2026, 87% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 92% were located within the top 100 MSAs, and over 99% of our guestrooms operate under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”), and InterContinental® Hotels Group (“IHG”).

Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At March 31, 2026, we owned, directly and indirectly, approximately 89% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding 6.25% Series E and 5.875% Series F preferred units of limited partnership interest. NewcrestImage (as defined in Note 5 - Debt to the Condensed Consolidated Financial Statements) owns all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units (liquidation preference $25 per unit) of the Operating Partnership (“Series Z Preferred Units”) as a result of the NCI Transaction (described in Note 5 - Debt to the Condensed Consolidated Financial Statements). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as “Preferred Units.”

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of consolidated revenues and expenses in the reporting period. Actual results could differ from those estimates. As interim statements, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three months ended March 31, 2026 may not be indicative of the results that may be expected for the full year of 2026. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Trade Receivables and Current Estimate of Credit Losses

We grant credit to qualified guests, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables also include credit and debit card transactions that are in the process of being settled. Trade receivables are stated at the amount billed to the guest and do not accrue interest. We regularly review the collectability of our trade receivables. A provision for losses is determined based on previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.1 million at both March 31, 2026 and December 31, 2025. Bad debt expense was $0.1 million for each of the three months ended March 31, 2026 and 2025.

Investments in Lodging Property, net

The Company allocates the purchase price of acquired lodging properties based on the relative fair values of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets, and assumed liabilities. Intangible assets may include certain value associated with the on-going operations of the lodging property being acquired as part of the acquisition. Acquired intangible assets that derive their values from real property, or an interest in real property, are inseparable from that real property or interest in real property, or do not produce or contribute to the production of income other than consideration for the use or occupancy of space, are recorded as a component of the related real estate asset on our Condensed Consolidated Financial Statements.

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

Insurable Losses

Under our general liability insurance program, we retain risk up to a specified per‑claim retention limit, beyond which insurance coverage is provided by third‑party insurers, subject to policy terms and limits.

In accordance with Accounting Standards Codification (“ASC”) No. 450, Contingencies, we accrue liabilities for self‑insured losses when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated. The accrued liabilities represent management’s best estimate of the ultimate cost to settle both reported claims and incurred but not reported (“IBNR”) claims as of the balance sheet date.

Estimated self‑insurance liabilities are determined using actuarial methods consistent with ASC No. 944, Financial Services - Insurance, including loss development techniques that consider historical claims experience, reported claim severity, claim frequency patterns, anticipated medical and legal cost trends, expected claim settlement patterns, and other relevant factors. We utilize information provided by third‑party claims administrators and, where appropriate, independent actuarial specialists to assist in estimating these liabilities. Management reviews the assumptions and valuation methodologies used in the actuarial analyses on a regular basis and updates them as new information becomes available.

Accrued self‑insured losses include estimated claim adjustment expenses and are recorded on an undiscounted basis, as the period over which the claims are expected to be settled is not determinable with sufficient precision or the effect of discounting is not material to the financial statements.

Actual results may differ from these estimates due to changes in claim frequency or severity, judicial outcomes, medical cost trends, or other factors. Changes in the estimated ultimate cost of self‑insured claims are recognized in earnings in the period in which such changes are identified. For the three months ended March 31, 2026, we accrued $0.2 million for expected insurable losses.

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

New Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses, that will require entities to provide enhanced disclosures related to certain expense categories included on the Consolidated Statement of Operations. ASU No. 2024-03 is intended to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the Consolidated Statement of Operations. ASU No. 2024-03 does not change the requirements for the presentation of expenses on the face of the consolidated statement of operations. Under ASU No. 2024-03, entities are required to disaggregate, in tabular format, expenses presented on the face of the Consolidated Statement of Operations - excluding earnings or losses from equity method investments - if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation or depletion. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. ASU No. 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. While the adoption of ASU 2024-03 is not expected to have a material effect on our Consolidated Financial Statements, it is expected to result in incremental disclosures within the footnotes to our Consolidated Financial Statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The amendments are intended to simplify the application of hedge accounting and better align accounting outcomes with an entity’s risk management strategies. The ASU expands the scope of eligible hedged risks and forecasted transactions, modifies certain hedge effectiveness requirements, and provides additional guidance on the accounting for variable-rate debt instruments with multiple reference rate options. The guidance is effective for fiscal years beginning after December 15, 2026 for public business entities, with early adoption permitted. The adoption of ASU 2025-09 is not expected to have a material effect on our Consolidated Financial Statements.

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

NOTE 3 - INVESTMENTS IN LODGING PROPERTY, NET

Investments in Lodging Property, net

Investments in lodging property, net is as follows (in thousands):

	March 31, 2026	December 31, 2025
Lodging buildings and improvements	$2,864,391	$2,885,464
Land	407,549	410,692
Furniture, fixtures and equipment	308,466	308,621
Construction in progress	23,125	26,111
Intangible assets	32,267	32,267
Real estate development loan	4,576	4,576
	3,640,374	3,667,731
Less accumulated depreciation and amortization	(1,048,143)	(1,027,364)
	$2,592,231	$2,640,367

Depreciation and amortization expense related to our lodging properties (excluding amortization of franchise fees) was $36.6 million and $37.1 million for the three months ended March 31, 2026 and 2025, respectively.

Lodging Property Sales

Hilton Garden Inn - Longview, TX

In November 2025, the GIC Joint Venture entered into a purchase and sale agreement to sell the 122-guestroom Hilton Garden Inn, Longview, TX for a selling price of $12.3 million. At December 31, 2025, we reclassified the carrying amount of the property to Assets held for sale, net and recorded a write-down of $1.8 million for the excess of the net carrying amount of the lodging property over the net selling price less estimated costs to sell. We completed the sale of the property on February 20, 2026 under the terms described above. The net selling price of the lodging property approximated its net book value on the closing date.

Undeveloped Parcel of Land - San Antonio, TX

We owned a 5.99-acre parcel of undeveloped land in San Antonio, TX that was classified as Assets held for sale, net at December 31, 2024. In February 2025, we closed on the sale of the parcel of undeveloped land for $1.3 million, which approximated its carrying amount.

Pending Lodging Property Sales

In April 2026, we entered into a purchase and sale agreement to sell the 103-guestroom Courtyard by Marriott, Dallas (Arlington South), TX and the 96-guestroom Residence Inn, Dallas (Arlington South), TX for a combined selling price of $19.0 million. We reclassified the properties to Assets held for sale, net at March 31, 2026 since the reclassification criteria were met and recorded a write-down of $3.6 million for the excess of the net carrying amount of the two properties over the net selling price less estimated costs to sell. We anticipate closing on the sale of the properties in the third quarter of 2026.

Assets Held for Sale, net

Assets held for sale, net is as follows (in thousands):

	March 31, 2026		December 31, 2025
Courtyard by Marriott and Residence Inn - Dallas (Arlington South), TX	$18,405	(1)	$—
Hilton Garden Inn - Longview, TX	—		11,967	(1)
	$18,405		$11,967
(1)    Carrying amounts are the sales price less the estimated costs to sell (Level 2 of the fair value hierarchy).

Intangible Assets

Intangible assets, net is as follows (in thousands):

	March 31, 2026	December 31, 2025
Indefinite-lived intangible assets:
Air rights	$10,754	$10,754
Other	80	80
	10,834	10,834
Finite-lived intangible assets:
Tax incentives	12,063	12,063
Key money	9,370	9,370
	21,433	21,433
Intangible assets	32,267	32,267
Less - accumulated amortization	(7,646)	(7,255)
Intangible assets, net	$24,621	$25,012

We recorded amortization expense related to intangible assets of approximately $0.4 million for each of the three months ended March 31, 2026 and 2025, respectively.

Future amortization expense related to intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amount
2026	$1,173
2027	1,510
2028	1,016
2029	1,016
2030	1,016
Thereafter	8,056
$13,787

NOTE 4 - INVESTMENT IN REAL ESTATE LOANS

Real Estate Development Loans

Onera Mezzanine Financing Loan

In January 2023, we entered into an agreement with affiliates of Onera Opportunity Fund I, LP (“Onera”) to provide a mezzanine financing loan of $4.6 million (the “Onera Mezzanine Loan”) for the development of a glamping property. The Onera Mezzanine Loan had an original maturity date of January 2026 and is secured by a second mortgage on the property that is subordinate to the senior loan on the development project. During the first quarter of 2026, the agreement with Onera was amended to extend the maturity of the Onera Mezzanine loan to June 2027 (the “Onera Amendment”). As of March 31, 2026, we have funded our entire $4.6 million commitment under the Onera Mezzanine Loan. The development of the property was completed and operations commenced in September 2024.

We also have an option to purchase 90% of the equity of the entity that owns the property that became exercisable upon completion of construction in September 2024 (the “Onera Purchase Option”). The Onera Amendment modified the Onera Purchase Option (the “Modified Purchase Option”) to extend the exercise date to March 2027.

We recorded the estimated fair value of the Onera Purchase Option in Other assets and as a contra-asset to Investments in lodging property, net at its estimated fair value of $0.9 million on the transaction date using the Black-Scholes model. Our estimate of the fair value of the Onera Purchase Option under the Black-Scholes model requires substantial judgment related to the future operating performance of the property and the volatility of the underlying equity.

The recorded amount of the Onera Purchase Option was amortized as non-cash interest income beginning in January 2023 using the straight-line method, which approximated the interest method, through September 2024 when the Onera Purchase Option became exercisable. Upon the execution of the Onera Amendment, the Modified Onera Purchase Option was revalued using the Monte Carlo simulation model. The fair value of the Modified Onera Purchase Option was estimated to be approximately the same as estimated fair value of the original Onera Purchase Option. As such, no change in the carrying amount of the purchase option was required at March 31, 2026.

NOTE 5 - DEBT

At March 31, 2026, our indebtedness was comprised of borrowings under our 2023 Senior Credit Facility, the 2024 Term Loan, the 2025 Delayed Draw Term Loan (which was used to refinance a significant portion of our outstanding convertible notes when they matured in February 2026), the GIC Joint Venture Credit Facility, the GIC Joint Venture Term Loan, the PACE loan, (each of such credit facilities and loans are defined below), and two loans secured by first priority mortgage liens on three lodging properties.

We have entered into interest rate swaps to fix the interest rates on a portion of our variable interest rate indebtedness. The weighted-average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 5.57% at March 31, 2026 and 4.83% at December 31, 2025. We are in compliance with all financial covenants in the loan agreements.

Debt, net of debt issuance costs, is as follows (in thousands):

	March 31, 2026	December 31, 2025
Revolving debt	$150,000	$125,000
Term loans	1,183,430	915,730
Convertible notes	—	287,500
Mortgage loans	75,724	75,913
	1,409,154	1,404,143
Unamortized debt issuance costs (1)	(12,769)	(10,129)
Debt, net of debt issuance costs	$1,396,385	$1,394,014

(1)    In March 2025, we paid $4.3 million in bank, legal and other fees related to the 2025 Delayed Draw Term Loan (as described in further detail below) that were included in Deferred charges, net on our Condensed Consolidated Balance Sheet at December 31, 2025. These costs were reclassified as a reduction to the related debt at the time the funds were drawn, which coincided with the repayment of the Convertible Notes at their maturity in February 2026.

Our total fixed-rate and variable-rate debt, after consideration of our interest rate derivative agreements that are currently in effect, is as follows (in thousands):

	March 31, 2026	Percentage	December 31, 2025	Percentage
Fixed-rate debt (1)	$700,724	50%	$988,413	70%
Variable-rate debt	708,430	50%	415,730	30%
	$1,409,154		$1,404,143

(1)    At March 31, 2026, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 50% of our total pro rata indebtedness when taking into consideration interest rate swaps that are currently in effect.

Information about the fair value of our fixed-rate debt that is not recorded at fair value is as follows (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Convertible notes	$—	$—	$287,500	$287,500	Level 1 - Market approach
Mortgage loans	17,724	17,612	17,913	17,849	Level 2 - Market approach
	$17,724	$17,612	$305,413	$305,349

Detailed information about our debt at March 31, 2026 and December 31, 2025 is as follows (dollars in thousands):

						Principal Balance Outstanding
Lender	Interest Rate	Initial Maturity Date		Fully Extended Maturity Date	Number of Encumbered Properties	March 31, 2026	December 31, 2025
OPERATING PARTNERSHIP DEBT:
2023 Senior Credit Facility
Bank of America, N.A.
$400 Million Revolver (1)	5.81% Variable	6/21/2027		6/21/2028	n/a	$25,000	$—
$200 Million Term Loan (1)	5.77% Variable	6/21/2026	(2)	6/21/2028	n/a	200,000	200,000
Total Senior Credit Facility						225,000	200,000

Convertible Notes	1.50% Fixed	2/15/2026		2/15/2026	n/a	—	287,500

Term Loans
Regions Bank 2024 Term Loan Facility (1)	5.67% Variable	2/26/2027		2/26/2029	n/a	200,000	200,000
2025 Delayed Draw Term Loan (1)	5.76% Variable	3/27/2028		3/27/2030	n/a	275,000	—
						475,000	200,000
Total Operating Partnership Debt						700,000	687,500

JOINT VENTURE DEBT:
Brickell Joint Venture Mortgage Loan
Wells Fargo Bank, N.A.	6.27% Variable	5/15/2028		5/15/2030	2	58,000	58,000
						58,000	58,000

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver (3)	5.82% Variable	9/15/2027		9/15/2028	n/a	125,000	125,000
$125 Million Term Loan (3)	5.77% Variable	9/15/2027		9/15/2028	n/a	125,000	125,000
Bank of America, N.A. 2025 Term Loan (4)	6.02% Variable	7/24/2028		7/24/2030	n/a	383,430	390,730
Wells Fargo	4.99% Fixed	6/6/2028		6/6/2028	1	12,180	12,253
PACE loan	6.10% Fixed	7/31/2040		7/31/2040	n/a	5,544	5,660
Total GIC Joint Venture Credit Facility and Term Loans					1	651,154	658,643
Total Joint Venture Debt					3	709,154	716,643
Total Debt					3	$1,409,154	$1,404,143

(1)    The 2023 Senior Credit Facility, the Regions Bank 2024 Term Loan Facility, and the 2025 Delayed Draw Term Loan are supported by a borrowing base of 52 unencumbered hotel properties and their affiliates.
(2)    In March 2026, we exercised our first option to extend the maturity date of the $200 Million Term Loan for 12 months to June 2027.
(3)    The $125 Million Revolver and the $125 Million Term Loan are secured by pledges of the equity in the entities that own 15 lodging properties and affiliated entities.
(4)    The GIC Joint Venture Term Loan with Bank of America, N.A. is secured by pledges of the equity in the entities that own 23 lodging properties and two parking garages and their affiliates.

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

At March 31, 2026, our $200 Million Term Loan was fully funded, and we had $25.0 million in outstanding borrowings under our $400 Million Revolver. Borrowings under the 2023 Senior Credit Facility are limited by the value of the Unencumbered Assets.

The $400 Million Revolver has a maturity date of June 2027, which may be extended by the Company for up to two consecutive six-month periods, subject to certain conditions, and the $200 Million Term Loan has a maturity date of June 2026, which may be extended by the Company for up to two consecutive 12-month periods, subject to certain conditions. In March 2026, we exercised our first extension option to extend the maturity date to June 2027.

The $400 Million Revolver bears interest at our option, at either (i) the Secured Overnight Financing Rate (“SOFR”) or term SOFR plus a margin ranging from 140 basis points to 240 basis points, depending on the Company's leverage ratio (as defined in the loan documents) or (ii) an applicable base rate (which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 50 basis points, and 1-month term SOFR plus 100 basis points) (the “base rate”) plus a margin ranging from 40 basis points to 140 basis points, depending on the Company's leverage ratio (as defined in the loan documents).

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

The 2024 Term Loan has an initial maturity date of February 2027 and can be extended for two 12-month periods by the Company, subject to certain conditions. At March 31, 2026, the 2024 Term Loan was fully funded.

We pay interest on advances at varying rates, based upon, at our option, either daily, 1-, 3-, or 6-month SOFR (subject to a floor of zero basis points), plus an applicable margin between 135 and 235 basis points, depending upon our leverage ratio (as defined in the loan documents) or (ii) the base rate plus a margin ranging between 35 and 135 basis points, depending on our leverage ratio (as defined in the loan documents). We are required to pay other fees, including arrangement and administrative fees.

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

$275 Million 2025 Delayed Draw Term Loan

In March 2025, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into a $275 million delayed draw term loan (the “2025 Delayed Draw Term Loan”) with Bank of America, N.A., as administrative agent. The 2025 Delayed Draw Term Loan was used to refinance a significant portion of our Convertible Notes which matured in February 2026. The 2025 Delayed Draw Term Loan has an accordion feature which allows the Company to increase the total commitments to $325 million.

The 2025 Delayed Draw Term Loan has an initial maturity date of March 2028 and can be extended for two 12-month periods by the Company, subject to certain conditions, resulting in a fully extended maturity of March 2030. At March 31, 2026, the 2025 Delayed Draw Term Loan was fully funded. Advances under the 2025 Delayed Draw Term Loan bear interest at varying rates based upon, at our option, either (i) daily SOFR or term SOFR, plus a margin ranging from 135 basis points to 235 basis points depending on our leverage ratio, or (ii) the base rate, plus a base rate margin ranging from 35 basis points to 135 basis points, depending on our leverage ratio.

We are also required to pay a fee on the unused portion of the 2025 Delayed Draw Term Loan equal to the undrawn amount multiplied by an annual rate of 0.25% of the average unused amount of the 2025 Delayed Draw Term Loan.

In March 2025, we incurred debt issuance costs related to the 2025 Delayed Draw Term Loan of $4.3 million. The debt issuance costs were recorded as deferred financing costs and included in Deferred charges, net on our Condensed Consolidated Balance Sheet at December 31, 2025. These costs were reclassified as a reduction to the related debt at the time the funds were drawn, which coincided with the repayment of the Convertible Notes at their maturity in February 2026.

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

The Convertible Notes bore interest at a rate of 1.50% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021. The Convertible Notes matured on February 15, 2026 (the “Maturity Date”). The Company recorded interest expense of $0.5 million and $1.1 million for the three-month periods ended March 31, 2026 and 2025, respectively. The Company incurred debt issuance costs related to the Convertible Notes Offering of $7.6 million, of which $0.2 million and $0.4 million was amortized as non-cash interest expense for the three-month periods ended March 31, 2026 and 2025, respectively. Including the amortization of the debt issuance costs, the effective interest rate on the Convertible Notes was approximately 2.00% for the three-month periods ended March 31, 2026 and 2025. The unamortized discount related to the Convertible Notes was $0.2 million at December 31, 2025.

The Convertible Notes were repaid in February 2026 with borrowings on our 2025 Delayed Draw Term Loan and $400 Million Revolver. The Capped Call options expired unexercised.

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

The GIC Joint Venture Credit Facility is currently comprised of a $125 million revolving credit facility (the “$125 Million Revolver”) and after giving effect to a December 2024 increase to the term loan, a $125 million term loan (the “$125 Million Term Loan”). The GIC Joint Venture Credit Facility has an accordion feature which allows the GIC Joint Venture to further increase the total commitments for aggregate borrowings of up to $500 million.

At March 31, 2026, we had $125 million outstanding under the $125 Million Revolver and the $125 Million Term Loan was fully funded. Both the $125 Million Revolver and the $125 Million Term Loan have an initial maturity date of September 2027, which may be extended by the Borrower for an additional year, subject to certain conditions.

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

In July 2025, the Term Loan Borrower entered into a $400 million term loan (the “2025 GIC Joint Venture Term Loan”) with Bank of America, N.A., as administrative agent, and a syndicate of lenders to refinance and replace the 2022 GIC Joint Venture Term Loan. As part of the transaction, we incurred costs of $4.7 million, which are recorded as a discount on the related debt on our Condensed Consolidated Balance Sheet at March 31, 2026. These costs and $0.5 million of unamortized debt issuance costs from the 2022 GIC Joint Venture Term Loan will be amortized over the term of the 2025 GIC Joint Venture Term Loan.

The 2025 GIC Joint Venture Term Loan has an accordion feature that permits an increase in the total commitments by up to $200 million, for aggregate potential borrowings of up to $600 million. The 2025 GIC Joint Venture Term Loan will mature in July 2028 and can be extended for two 12-month periods at the option of the GIC Joint Venture, subject to certain conditions. As such, the 2025 GIC Joint Venture Term Loan has a fully extended maturity date of July 2030. At March 31, 2026, we had $383 million outstanding on the 2025 GIC Joint Venture Term Loan.

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

At March 31, 2026, the 2025 GIC Joint Venture Term Loan is secured primarily by a first priority pledge of the Term Loan Borrower's equity interests in the subsidiaries that hold a direct or indirect interest in the remaining 23 lodging properties and two parking facilities purchased in the NCI Transaction that constitute borrowing base assets.

We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2025 GIC Joint Venture Term Loan.

PACE Loan

As part of the NCI Transaction, a subsidiary of the GIC Joint Venture assumed a Property Assessed Clean Energy (“PACE”) loan of approximately $6.5 million. The loan bears fixed interest at 6.10%, has an amortization period of 20 years, and matures in July 2040. The PACE loan is secured by an assessment lien imposed by the County of Tarrant, TX for the benefit of the lender. At March 31, 2026, the outstanding balance of the PACE loan was $5.5 million.

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

NOTE 6 - LEASES

The Company has operating leases related to the land under certain lodging properties, conference centers, parking spaces, automobiles, our corporate office, and miscellaneous office equipment. These leases have remaining terms of one year to 72.3 years, some of which include options to extend the leases for additional years. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize rental expense for these leases on a straight-line basis over the lease term.

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business.

Our right-of-use assets and related liabilities include renewal options reasonably certain to be exercised. We base our lease calculations on our estimated incremental borrowing rate. As of March 31, 2026 and December 31, 2025 our weighted average incremental borrowing rate was 4.8%.

The Company's total operating lease cost was $1.2 million for each of the three months ended March 31, 2026 and 2025, respectively, and the cash payments on operating leases were $1.0 million during each of the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, the weighted-average operating lease term was approximately 31.4 years and 31.8 years, respectively.

Operating lease maturities at March 31, 2026 are as follows (in thousands):

For the Year Ending December 31,	Amount
2026	$1,800
2027	2,460
2028	2,278
2029	2,058
2030	1,387
Thereafter	32,415
Total lease payments (1)	42,398
Less: Imputed interest	(18,649)
Total	$23,749

(1)Certain payments above include future increases to the minimum fixed rent based on the Consumer Price Index in effect at the initial measurement of the lease balances.

In addition, we rent or lease commercial space in certain of our lodging properties to third parties. We recorded gross third-party tenant income of $1.0 million and $1.1 million during the three months ended March 31, 2026 and 2025, respectively, in Other income, net on our Condensed Consolidated Statements of Operations.

As of March 31, 2026, non-cancelable commercial operating leases provide for future minimum rental income as follows (in thousands):

For the Year Ending December 31,	Amount
2026	$2,535
2027	2,736
2028	1,013
2029	724
2030	462
Thereafter	1,624
Total lease payments	$9,094

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at March 31, 2026 and December 31, 2025 is as follows (dollars in thousands):

						Notional Amount		Fair Value
Contract Date	Effective Date		Expiration Date	Average Annual Effective Fixed Rate		March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Operating Partnership:
July 26, 2022	January 31, 2023		January 31, 2027	2.60%		$100,000	$100,000	$869	$816
July 26, 2022	January 31, 2023		January 31, 2029	2.56%		100,000	100,000	2,609	2,161
June 5, 2025	June 2, 2025		May 15, 2028	3.57%		58,000	58,000	(19)	(404)
November 17, 2025	December 31, 2025		December 31, 2027	3.31%		125,000	125,000	577	(109)
Total Operating Partnership						383,000	383,000	4,036	2,464

GIC Joint Venture:
March 24, 2023	July 1, 2023		January 13, 2026	3.35%		—	100,000	—	12
March 24, 2023	July 1, 2023		January 13, 2026	3.35%		—	100,000	—	12
January 19, 2024	October 1, 2024		January 13, 2026	3.77%		—	100,000	—	(2)
August 25, 2025	January 13, 2026	(2)	January 13, 2028	3.26%		150,000	150,000	835	(4)
August 25, 2025	January 13, 2026	(2)	January 13, 2028	3.27%		150,000	150,000	824	(17)
Total GIC Joint Venture						300,000	600,000	1,659	1
Total				3.10%	(1)	$683,000	$983,000	$5,695	$2,465
(1)    Represents the weighted-average effective interest rate of our current interest rate swaps at March 31, 2026.
(2)    In August 2025, the GIC Joint Venture entered into two $150 million forward starting interest rate swaps to fix one-month term SOFR to replace $300 million of existing GIC Joint Venture interest rate swaps that matured in January 2026. The forward starting interest rate swaps were outstanding at December 31, 2025 but did not become effective until January 13, 2026.

At March 31, 2026, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 50% of our total pro rata indebtedness when taking into consideration interest rate swaps that are currently in effect.

At both March 31, 2026 and December 31, 2025, we had $683 million of debt with variable interest rates that had been converted to fixed interest rates through derivative financial instruments which are carried at fair value. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date.

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At March 31, 2026, five of our interest rate swaps were in an asset position and one was in a liability position. At December 31, 2025, four of our interest rate swaps were in an asset position and five were in a liability position. Derivative assets related to our interest rate swaps are recorded in Other assets and derivative liabilities are recorded in Accrued expenses and other on our Condensed Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Accumulated other comprehensive income on our Condensed Consolidated Balance Sheets and are reclassified to Interest expense on our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings. In the next 12 months, we estimate that $3.5 million will be reclassified from Accumulated other comprehensive income and recorded as a decrease to Interest expense.

We characterize the realized and unrealized gain or loss related to derivative financial instruments designated as cash flow hedges as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Unrealized gain (loss) recognized in Accumulated other comprehensive income (loss) on derivative financial instruments	$4,203	$(1,698)
Gain reclassified from Accumulated other comprehensive income to Interest expense	$973	$1,969
Total interest expense and other finance expense presented on the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$20,450	$19,956

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

Changes in Common Stock during the three months ended March 31, 2026 and 2025 were as follows:

	2026	2025
Beginning shares of Common Stock outstanding	108,798,686	108,435,663
Common Unit redemptions	—	2,923,797
Shares repurchased under the 2025 Share Repurchase Program	(1,433,023)	—
Grants under the Equity Plan (as defined below in Note 12 - Equity-Based Compensation)	1,691,204	1,253,885
Performance and time-based share forfeitures	(426,200)	(152,429)
Shares acquired for employee withholding requirements	(216,360)	(239,148)
Ending shares of Common Stock outstanding	108,414,307	112,221,768

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

2025 Share Repurchase Program

In April 2025, our Board of Directors authorized the repurchase of up to $50 million of our Common Stock (the “2025 Share Repurchase Program”). Repurchases may be made from time to time at management’s discretion, at prices management considers to be attractive, through open market purchases, subject to availability. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable legal requirements. We have no obligation to repurchase any shares under the program, and the timing, actual number and value of the shares that are repurchased, if any, are at the discretion of management. The 2025 Share Repurchase Program does not have an expiration date.

During the three months ended March 31, 2026 the Company repurchased 1,433,023 shares of our Common Stock under the 2025 Share Repurchase Program for an aggregate purchase price and commissions of $6.0 million, or an average of approximately $4.17 per share. As of March 31, 2026, approximately $28.6 million remained available for repurchase under the 2025 Share Repurchase Program.

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

During the three months ended March 31, 2025, 2.9 million Common Units were converted to shares of our Common Stock. The conversion was recorded based on the average value per Common Unit on the original issuance dates. NewcrestImage owned approximately 12.9 million Common Units at both March 31, 2026 and December 31, 2025, respectively, which represents virtually all of the Common Units owned by unaffiliated third parties.

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

Non-controlling Interests in Consolidated Joint Ventures

At March 31, 2026, the Company is a partner with a majority equity interest in the three joint ventures described below, which are consolidated in our Condensed Consolidated Financial Statements. The portion of losses related to our joint ventures allocated to these non-controlling interests is included on the Company’s Condensed Consolidated Statements of Operations as Loss attributable to non-controlling interests.

GIC Joint Venture

In July 2019, the Company entered into the GIC Joint Venture to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the GIC Joint Venture and has historically and in the future intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the GIC Joint Venture and has the potential to earn incentive fees based on the GIC Joint Venture achieving certain return thresholds. At March 31, 2026, the GIC Joint Venture owns 39 lodging properties containing 5,503 guestrooms in 11 states.

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

Redeemable Non-controlling Interests

In connection with the NCI Transaction, Summit Hotel GP, LLC, a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership, on its own behalf as general partner of the Operating Partnership and on behalf of the limited partners of the Operating Partnership, on January 13, 2022, entered into the Tenth Amendment (the “Tenth Amendment”) to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, to provide for the issuance of up to 2,000,000 Series Z Preferred Units. The Series Z Preferred Units rank on a parity with the Operating Partnership’s 6.25% Series E and 5.875% Series F Preferred Units and holders will receive quarterly distributions at a rate of 5.25% per year. From issuance until the tenth anniversary of their issuance, the Series Z Preferred Units will be redeemable at the holder’s request at any time, or in connection with a change of control of the Company, for cash or shares of the Company’s 5.25% Series Z Cumulative Perpetual Preferred Stock (which will be designated and authorized following receipt of notice of redemption by the holder of the Series Z Preferred Units) at the Company’s election, on a one-for-one basis. After the fifth anniversary of issuance, the Company may redeem the Series Z Preferred Units for cash at a redemption amount of $25 per unit. For a 90-day period immediately following both the tenth and the eleventh anniversaries of their issuance or in connection with a change of control of the Company, the Series Z Preferred Units will be redeemable at the holder’s request for cash at a redemption amount of $25 per unit. In January 2022 and March 2022, in connection with the NCI Transaction, the Operating Partnership issued an aggregate of 2,000,000 Series Z Preferred Units as partial consideration for the purchase. At March 31, 2026, the redeemable Series Z Preferred Units issued in connection with the NCI Transaction are recorded as temporary equity and reflected as Redeemable non-controlling interests on our Condensed Consolidated Balance Sheets.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at March 31, 2026 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$5,714	$—	$5,714
Onera Purchase Option	—	—	931	931
Liabilities:
Interest rate swaps	—	19	—	19

	Fair Value Measurements at December 31, 2025 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$3,001	$—	$3,001
Onera Purchase Option	—	—	931	931
Liabilities:
Interest rate swaps	—	536	—	536

The Onera Purchase Option does not have a readily determinable fair value. The fair value was estimated using a modified Monte Carlo simulation model and was based on unobservable inputs for which there is little or no market information available. As such, we were required to develop assumptions to estimate the fair value of the Modified Onera Purchase Option as follows (dollars in thousands):

Estimated equity value	$3,300,000
Weighted average cost of capital	13.00%
Expected volatility	12.80%
Risk free rate	3.42%
Term (1)	1.08 years
(1)The Purchase Option is exercisable through March 2027.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Franchise Agreements

All of our lodging properties (with the exception of the Onera Joint Venture property and the Nordic Lodge - Steamboat Springs, CO property) operate under franchise agreements with major hotel franchisors. The initial terms of our franchise agreements generally range from 10 to 30 years with various extension provisions. Each franchisor receives franchise fees ranging from 3% to 6% of each lodging property’s room revenue, and some agreements require that we pay marketing fees of up to 4% of room revenue. In addition, some of these franchise agreements require that we deposit into a reserve fund for capital expenditures up to 5% of the lodging property's gross room revenue to ensure that we comply with the franchisor's standards and requirements. We also pay fees to our franchisors for services related to reservation and information systems. We expensed fees related to our franchise agreements of $14.3 million and $13.8 million for the three months ended March 31, 2026 and 2025, respectively.

Management Agreements

Our lodging properties operate pursuant to management agreements with various professional third-party management companies. The remaining terms of our management agreements range from month-to-month to seven years and have various extension provisions. Each management company receives a base management fee, which is a percentage of total lodging property revenues. In addition, our lodging property management agreements generally provide that the lodging property manager can earn an incentive fee for hotel-level Earnings Before Interest, Taxes, Depreciation and Amortization over certain thresholds of a required investment return. In some cases, there are also monthly fees for certain services, such as accounting and shared services, based on the number of guestrooms. Generally, there are also incentive fees payable to our property managers based on attaining certain financial thresholds at lodging properties under their management. Management fee expenses were $4.2 million and $4.5 million for the three months ended March 31, 2026 and 2025, respectively.

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

Stock options granted may be either incentive stock options or non-qualified stock options. Vesting terms may vary with each grant. At March 31, 2026, we only have outstanding restricted stock awards. All of our outstanding equity-based awards are classified as equity awards.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock award activity under our Equity Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2025	1,386,182	$6.73	$6,751
Granted	865,706	4.13
Vested	(493,127)	7.02
Forfeited	(293)	6.63
Non-vested at March 31, 2026	1,758,468	$5.37	$7,772

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

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under the Equity Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2025	1,509,788	$8.26	$7,353
Granted	825,498	4.40
Forfeited	(425,907)	10.08
Non-vested at March 31, 2026	1,909,379	$6.18	$8,439

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

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate general and administrative expenses on the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Time-based restricted stock	$992	$928
Performance-based restricted stock	1,009	988
	$2,001	$1,916

We recognize equity-based compensation expense ratably over the vesting periods. The amount of expense may be subject to adjustment in future periods due to forfeitures of time-based restricted stock.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $15.5 million at March 31, 2026 and will be recorded as follows (in thousands):

	Total	2026	2027	2028	2029
Time-based restricted stock	$7,876	$3,133	$3,068	$1,453	$222
Performance-based restricted stock	7,576	2,960	2,906	1,485	225
	$15,452	$6,093	$5,974	$2,938	$447

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

We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. Certain of our TRS Lessees have incurred operating losses in the past and the realizability of certain of our deferred tax assets as of March 31, 2026 is not reasonably assured. Therefore, we have recorded a valuation allowance of $2.7 million against a portion of our deferred tax assets at March 31, 2026. We may reverse the valuation allowance in the future as additional evidence becomes available to support the realizability of the deferred tax assets.

The Company recorded income tax expense of $0.9 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. In general, we are not subject to tax examinations by tax authorities for years before 2022. In the normal course of business, we are subject to examination by federal, state, and local jurisdictions where applicable. We had no unrecognized tax benefits at March 31, 2026. We expect no significant increase or decrease in unrecognized tax benefits due to changes in tax positions within the next year.

NOTE 14 - EARNINGS PER SHARE

The following is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net (loss) income	$(5,913)	$623
Adjusted for:
Distributions to and accretion of redeemable non-controlling interests	(657)	(657)
Preferred dividends	(3,970)	(3,970)
Income attributable to non-controlling interests in joint ventures	(1,168)	(1,283)
Dividends paid on unvested time-based restricted stock	(111)	(94)
Allocation of loss to participating securities (1)	1,297	587
Numerator for loss per common stockholder - basic and diluted	$(10,522)	$(4,794)

Denominator:
Weighted average common shares outstanding - basic and diluted	105,720	108,008

Net loss per share available to common stockholders:
Basic and diluted	$(0.10)	$(0.04)

(1)     Balances include amounts allocated to Common Units, for the three months ended March 31, 2026 and 2025.

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

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash payments for interest	$19,383	$20,327
Accrued improvements to lodging properties	$2,914	$8,797
Cash payments for income taxes, net of refunds	$52	$13
Accrued and unpaid dividends on unvested performance-based restricted stock	$509	$401

NOTE 16 - SEGMENT INFORMATION

We have investments in lodging properties located in 24 states of the USA. Our lodging properties derive revenue primarily from guestroom sales, food and beverage sales, and revenues from other lodging services and amenities. Our President and Chief Executive Officer, who serves as our Chief Operating Decision Maker (“CODM”), evaluates the performance, makes capital allocation decisions, and manages the overall operating and investing strategy of each hotel individually. As such, we consider each lodging property to be an operating segment. Each of our properties has similar economic characteristics and risks, facilities, and services and distribute their products and services in the same manner through third-party management companies. Therefore, all of our lodging properties are aggregated into a single reportable segment. The accounting policies of the lodging property segment are the same as those described in “Note 2 - Basis of Presentation and Significant Accounting Policies” to the Condensed Consolidated Financial Statements. Our measure of segment assets is total assets as reported on our Condensed Consolidated Balance Sheets.

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

Lodging revenues and Hotel EBITDA, including significant lodging expenses for our single reportable operating segment, are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Lodging property revenues:
Room	$162,564	$163,731
Food and beverage	11,460	10,990
Other	11,029	9,757
Total revenues	185,053	184,478

Lodging property expenses:
Room	36,347	36,132
Sales and marketing	23,983	23,750
Administrative and general	14,533	14,495
Property taxes, insurance and other	13,884	13,311
Food and beverage	8,520	7,991
Property operations & maintenance	7,829	7,821
Utility costs	7,630	7,038
Management fees	4,221	4,495
Other lodging property expenses	4,675	3,818
Total lodging property expenses	121,622	118,851
Hotel EBITDA	$63,431	$65,627

A reconciliation of (Loss) income from continuing operations before income taxes as shown on our Condensed Consolidated Statements of Operations to Hotel EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
(Loss) income from continuing operations before income taxes	$(5,021)	$1,377
Adjusted for:
Depreciation and amortization	36,774	37,230
Corporate general and administrative	8,845	8,571
Loss on write-down of assets	3,641	—
Loss (gain) on disposal of assets, net	40	(1)
Interest expense	20,450	19,956
Interest income	(246)	(276)
Other income, net	(1,052)	(1,230)
Hotel EBITDA	$63,431	$65,627

NOTE 17 - SUBSEQUENT EVENTS

Dividends

On April 23, 2026, our Board of Directors declared quarterly cash dividends and distributions of $0.08 per share on our Common Stock and per Common Unit of the Operating Partnership and cash dividends of $0.390625 per share of 6.25% Series E Preferred Stock and $0.3671875 per share of 5.875% Series F Preferred Stock. The Board of Directors also declared on behalf of the Operating Partnership, a cash distribution of $0.328125 per share of the Operating Partnership's unregistered 5.250% Series Z Cumulative Perpetual Preferred Units. The dividends and distributions are payable on May 29, 2026 to holders of record as of May 15, 2026.

Pending Lodging Property Sales

In April 2026, we entered into a purchase and sale agreement to sell the 103-guestroom Courtyard by Marriott, Dallas (Arlington South), TX and the 96-guestroom Residence Inn, Dallas (Arlington South), TX for a combined selling price of $19.0 million. We anticipate closing on the sale of the properties in the third quarter of 2026.

PART I - FINANCIAL INFORMATION

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2025, and our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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
•significant increases in insurance costs or availability, including losses in excess of estimates for self-insured risks;

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
•environmental uncertainties and risks, including related to natural disasters;
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
•the other factors discussed under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Overview

Summit Hotel Properties, Inc. is a self-managed lodging property investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. Our lodging properties are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership, Summit Hotel OP, LP (the “Operating Partnership”). Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At March 31, 2026, we owned, directly and indirectly, approximately 89% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding 6.25% Series E and 5.875% Series F preferred units of limited partnership interest. NewcrestImage Holdings, LLC and NewcrestImage Holdings II, LLC own all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units of the Operating Partnership (“Series Z Preferred Units”), which was issued as part of the NCI Transaction (as defined in “Note 5 -Debt” to the accompanying Condensed Consolidated Financial Statements). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as “Preferred Units.”

At March 31, 2026, our portfolio consisted of 94 lodging properties with a total of 14,226 guestrooms located in 24 states of the United States of America. We own our lodging properties in fee simple, except for six lodging properties which are subject to ground leases or subleases. As of March 31, 2026, we own 100% of the outstanding equity interests in 52 of the 94 lodging properties. We own a 51% controlling interest in 39 lodging properties through a joint venture that was formed in July 2019 with USFI G-Peak, Ltd. (“GIC”), a private limited company incorporated in the Republic of Singapore (the “GIC Joint Venture”). We also own 90% equity interests in two separate joint ventures (the “Brickell Joint Venture” and the “Onera Joint Venture”). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

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

Management Company	Number of Properties	Number of Guestrooms
Affiliates of Aimbridge Hospitality, LLC	48	7,323
OTO Development, LLC	11	1,560
Affiliates of Magna Hospitality Group, L.C.	10	1,619
Stonebridge Realty Advisors, Inc. and affiliates	7	1,042
Crestline Hotels & Resorts, LLC	7	927
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	3	413
White Lodging Services Corporation	2	453
Hersha Hospitality Management	2	338
MIA Hospitality Management, LLC	2	264
InterContinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Blink Data Services, LLC	1	35
Total	94	14,226

Our typical lodging property management agreement requires us to pay a base fee to our lodging property manager calculated as a percentage of lodging property revenues. In addition, our property management agreements generally provide that the lodging property manager can earn an incentive fee for hotel-level Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) over certain thresholds of a required investment return to us. Our TRS Lessees may employ other lodging property managers in the future. We currently do not have any ownership or economic interest in any of the lodging property management companies engaged by our TRS Lessees. However, we have a purchase option to acquire a minority equity interest in the entity that owns the Onera brand, which is an affiliate of Blink Data Services, LLC, if we reach certain investment thresholds in Onera-branded properties.

Our revenues are derived from lodging property operations and consist of room revenue, food and beverage revenue and other lodging property operations revenue. Revenues from our other lodging property operations consist of ancillary revenues related to parking, cancellation fees, meeting rooms, and other guest services provided at certain of our lodging properties.

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of demand, and therefore lodging revenues, include changes in gross domestic product, corporate profits, capital investments, employment, government policy, inbound international travel, and consumer and corporate sentiment. From a cost perspective, elevated inflation increased the cost of salaries, wages, supplies, material, freight, insurance, and energy in recent years. A portion of these costs were partially offset by increases in average guestroom rates for lodging properties. Expense growth has moderated to a pace consistent with historical long-term inflation rates; however, certain costs remain above historical levels and could be further affected by changes in tariff policies and trade agreements.

During the first quarter of 2026, we experienced modest same-store RevPAR growth driven by improved demand that facilitated higher average daily rates as room night mix shifted favorably toward higher rated demand segments. While these positive trends are generally expected to continue, ongoing macroeconomic uncertainty driven by the current political environment, geopolitical conflict, recent policy changes, and ongoing concerns related to inflationary pressures continues to affect consumer and corporate sentiment and spending. The medium- and long-term outlook for the industry remain favorable as forecasted room night demand growth and increases in average daily rate, coupled with minimal supply growth, are expected to drive industry RevPAR growth over the next several years.

Our Lodging Property Portfolio

According to current chain scales as defined by STR Global (“STR”), as of March 31, 2026, six of our lodging properties with a total of 954 guestrooms are categorized as Upper-upscale hotels, 71 of our lodging properties with a total of 10,944 guestrooms are categorized as Upscale hotels and 15 of our lodging properties with a total of 2,248 guestrooms are categorized as Upper-midscale hotels. We have two independent lodging properties that are not categorized by STR. Lodging property information at March 31, 2026 is as follows:

Franchise/Brand	Number of Lodging Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	14	2,618
Residence Inn by Marriott	16	2,256
AC Hotel by Marriott	6	1,026
SpringHill Suites by Marriott	6	775
TownePlace Suites	2	225
Marriott	1	165
Fairfield Inn & Suites by Marriott	1	140
Element by Marriott	1	108
Total Marriott	47	7,313
Hilton
Hampton Inn & Suites	8	1,162
Hilton Garden Inn	7	1,102
Homewood Suites	3	369
Embassy Suites	2	346
Canopy Hotel	2	326
Hampton Inn	1	250
DoubleTree by Hilton	1	210
Total Hilton	24	3,765
Hyatt
Hyatt Place	13	1,893
Hyatt House	3	466
Total Hyatt	16	2,359
IHG
Holiday Inn Express & Suites	3	471
Staybridge Suites	1	121
Hotel Indigo	1	117
Total IHG	5	709
Independent
Nordic Lodge	1	45
Onera	1	35
Total Independent	2	80
Total	94	14,226

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

Comparison of the Three Months Ended March 31, 2026 with the Three Months Ended March 31, 2025

The following table contains key operating metrics for our portfolio for the three months ended March 31, 2026 compared with the three months ended March 31, 2025 (dollars in thousands, except ADR and RevPAR).

	Three Months Ended March 31,				Quarter-over-Quarter		Quarter-over-Quarter
	2026		2025		Dollar Change		Percentage Change
	Total Portfolio (94 properties)(1)	Same-Store (2) Portfolio (94 properties)	Total Portfolio (97 properties)	Same-Store Portfolio (94 properties)	Total Portfolio (94/97 properties)	Same-Store Portfolio (94 properties)	Total Portfolio (94/97 properties)	Same-Store Portfolio (94 properties)
Revenues:
Room	$162,564	$162,052	$163,731	$161,424	$(1,167)	$628	(0.7)%	0.4%
Food and beverage	11,460	11,384	10,990	10,768	470	616	4.3%	5.7%
Other	11,029	11,010	9,757	9,579	1,272	1,431	13.0%	14.9%
Total	$185,053	$184,446	$184,478	$181,771	$575	$2,675	0.3%	1.5%

Expenses:
Room	$36,347	$36,230	$36,132	$35,568	$215	$662	0.6%	1.9%
Food and beverage	8,520	8,446	7,991	7,778	529	668	6.6%	8.6%
Other lodging property operating expenses	58,650	58,386	56,922	55,809	1,728	2,577	3.0%	4.6%
Total	$103,517	$103,062	$101,045	$99,155	$2,472	$3,907	2.4%	3.9%

Operational Statistics:
Occupancy	71.6%	71.6%	72.2%	72.5%	n/a	n/a	(0.9)%	(1.3)%
ADR	$176.57	$176.85	$173.06	$174.20	$3.51	$2.65	2.0%	1.5%
RevPAR	$126.37	$126.57	$124.99	$126.28	$1.38	$0.29	1.1%	0.2%

(1)    Includes the operating results of the Hilton Garden Inn - Longview, TX, which was sold in the first quarter of 2026, from January 1, 2026 through the disposition date of February 20, 2026. Therefore, total portfolio operating results reflect 95 lodging properties for a portion of the period.
(2)    Same-store information includes operating results for 94 hotels owned by the Company as of January 1, 2025, and at all times during the three months ended March 31, 2026, and 2025.

The portfolio information above for the three months ended March 31, 2026 and 2025 reflects operating results for various portions of each period for certain lodging properties as a result of sales of lodging properties. The following table details how the disposition transactions affect each reporting period:

Portion of Operating Results Included
For the Three Months Ended
	Transaction	March 31,
	Date	2026	2025
Sold Properties:		(Total Portfolio)
Courtyard by Marriott - Amarillo, TX	October 2025	None	Full Period
Courtyard by Marriott - Kansas City, MO	October 2025	None	Full Period
Hilton Garden Inn - Longview, TX	February 2026	Partial Period	Full Period

Changes from the three months ended March 31, 2026 compared with the three months ended March 31, 2025 were due to the following:

•Revenues and RevPAR. Room revenues for our total portfolio during the first quarter of 2026 compared with the first quarter of 2025 decreased by $1.2 million primarily as a result of a $1.8 million decrease in room revenues due to the sale of three lodging properties (collectively, the “Sold Properties”), partially offset by a $0.6 million increase in same-store revenues. The same-store increase was primarily driven by the completion of the renovation of the Courtyard Oceanside Fort Lauderdale Beach and improved performance in markets such as San Francisco and Phoenix, offset by decreased performance due to the lack of snowfall in leisure-oriented mountain destinations, the temporary closure of convention centers in various markets, and an unfavorable Super Bowl host city comparison.

Occupancy decreased 0.9% and ADR increased by 2.0% for the total portfolio during the first quarter of 2026, which resulted in a 1.1% increase in RevPAR. On a same-store basis, we experienced a decrease of 1.3% in occupancy and a 1.5% increase in ADR during the first quarter of 2026. This resulted in an increase in same-store RevPAR of 0.2%. The increase in ADR was driven by improved performance in higher rated demand segments.

•Room Expenses. Room expenses for our total portfolio for the first quarter of 2026 compared with the first quarter of 2025 increased $0.2 million as a result of a $0.7 million increase in same-store room expenses primarily related to increases in labor and benefits costs offset by a $0.5 million decrease due to the sale of the Sold Properties.

•Food and Beverage Revenues and Expenses. Total portfolio food and beverage revenues increased $0.5 million for the first quarter of 2026 primarily due to a $0.6 million increase in same-store food and beverage revenues driven by the completion of the renovation of the Courtyard Oceanside Fort Lauderdale Beach and other food and beverage initiatives, offset by a $0.1 million decrease due to the sale of the Sold Properties. Total portfolio food and beverage expenses increased by $0.5 million as a result of a $0.7 million increase in same-store food and beverage expenses primarily to support the increase in food and beverage revenues, partially offset by a $0.2 million decrease due to the sale of the Sold Properties.

•Other Lodging Property Operating Revenues and Expenses. Other lodging property operating revenues for our total portfolio during the first quarter of 2026 compared with the first quarter of 2025 increased $1.3 million primarily due to increases in same-store resort and parking fees.

The $1.7 million increase in other lodging property operating expenses for the total portfolio for the three months ended March 31, 2026 in comparison with the three months ended March 31, 2025 was attributable to a $2.6 million increase in same-store other lodging property operating expenses offset by a $0.9 million decrease due to the sale of the Sold Properties. The same-store increase was driven by increased royalties and franchise fees, property operation and maintenance costs, utilities, and labor expenses.

The following table includes other consolidated income and expenses for the three months ended March 31, 2026 compared with the three months ended March 31, 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percentage Change
Property taxes, insurance and other	$13,884	$13,311	$573	4.3%
Management fees	4,221	4,495	(274)	(6.1)%
Depreciation and amortization	36,774	37,230	(456)	(1.2)%
Corporate general and administrative	8,845	8,571	274	3.2%
Interest expense	20,450	19,956	494	2.5%
Other income, net	1,052	1,230	(178)	(14.5)%
Income tax expense	892	754	138	18.3%

Changes for the three months ended March 31, 2026 compared with the three months ended March 31, 2025 were due to the following:

•Property Taxes, Insurance and Other. Property taxes, insurance and other increased $0.6 million during the three months ended March 31, 2026 as a result of a $0.8 million increase in property tax expenses, partially offset by a $0.2 million decrease in insurance premiums. The increase in property tax expenses was primarily due to a $0.4 million decrease in property tax refunds and a $0.5 million increase due to increased property assessment values in certain locations, partially offset by a $0.1 million decrease due to the sale of the Sold Properties. The decrease in insurance premiums was due to favorable rates in the current period for our property insurance and the establishment of a partial self-insurance program for general liability coverage.

•Management Fees. Management fees decreased by $0.3 million during the three months ended March 31, 2026 primarily due to certain property management transitions in 2025, which resulted in lower management fees during the three months ended March 31, 2026.

•Depreciation and Amortization. Depreciation and amortization decreased by $0.5 million during the three months ended March 31, 2026 due to the sale of the Sold Properties, partially offset by additional depreciation expense related to assets placed in service as a result of completed renovations.

•Corporate General and Administrative. Corporate general and administrative expenses increased by $0.3 million during the three months ended March 31, 2026 primarily due to increases in non-cash stock compensation expenses and corporate employee-related costs.

•Interest Expense. Interest expense increased by $0.5 million during the three months ended March 31, 2026, primarily due to the refinancing in February 2026 of the $287.5 million 1.5% Convertible Notes with the $275 million 2025 Delayed Draw Term Loan, which has a higher variable interest rate.

•Other Income, net. Other income, net for the three months ended March 31, 2026 consists primarily of $0.6 million of third-party tenant income and the realization of approximately $0.6 million of tax rebates related to the NCI Transaction during the period, partially offset by a net casualty loss of $0.3 million.

Other income, net for the three months ended March 31, 2025 consists primarily of $0.7 million of third-party tenant income and the realization of approximately $0.7 million of tax rebates related to the NCI Transaction during the period, partially offset by a net casualty loss of $0.3 million.

•Income Tax Expense. The Company recorded an income tax expense of $0.9 million during the three months ended March 31, 2026, compared to an income tax expense of $0.8 million during the same period in the previous year. Income tax expense varies based on changes in our effective tax rate and variability in quarterly net income (loss).

Non-GAAP Financial Measures

We disclose certain “non-GAAP financial measures,” which are measures of our historical financial performance. Non-GAAP financial measures are financial measures not prescribed by Generally Accepted Accounting Principles (“GAAP”). These measures are as follows: (i) Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), Earnings before Interest, Taxes, Depreciation and Amortization for Real Estate (“EBITDAre”) and Adjusted EBITDAre, (ii) Funds From Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”) (as described below). We caution investors that amounts presented in accordance with our definitions of non-GAAP financial measures may not be comparable to similar measures disclosed by other companies, since not all companies calculate these non-GAAP financial measures in the same manner. Our non-GAAP financial measures should be considered along with, but not as alternatives to, net income (loss) as a measure of our operating performance. Our non-GAAP financial measures may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, debt service obligations and other commitments and uncertainties. Although we believe that our non-GAAP financial measures can enhance the understanding of our financial condition and results of operations, these non-GAAP financial measures are not necessarily better indicators of any trend as compared to a comparable measure prescribed by GAAP such as net income (loss).

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

EBITDAre, as defined by the National Association of Real Estate Investment Trusts (“Nareit”), is calculated as EBITDA, excluding: (i) loss and gains on disposition of property and (ii) asset impairments, if any. We believe EBITDAre is useful to an investor in evaluating our operating performance because it provides investors with an indication of our ability to incur and service debt, to satisfy general operating expenses, to make capital expenditures and to fund other cash needs or reinvest cash into our business. We also believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our asset base (primarily depreciation and amortization) from our operating results.

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

FFO and AFFO

As defined by the Nareit, FFO represents net income or loss (computed in accordance with GAAP), excluding preferred dividends, gains (or losses) from sales of real property, impairment losses on real estate assets, items classified by GAAP as extraordinary, the cumulative effect of changes in accounting principles, plus depreciation and amortization related to real estate assets, and adjustments for unconsolidated partnerships, and joint ventures. AFFO represents FFO excluding amortization of deferred financing costs, franchise fees, equity-based compensation expense, debt transaction costs, premiums on redemption of preferred shares, losses from net casualties, non-cash lease expense, non-cash interest income, and non-cash income tax related adjustments to our deferred tax assets. Unless otherwise indicated, we present FFO and AFFO applicable to our Common Stock and Common Units. We present FFO and AFFO because we consider FFO and AFFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of REITs, many of which present FFO and AFFO when reporting their results. FFO and AFFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and AFFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and AFFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. Our computation of FFO differs slightly from the computation of Nareit-defined FFO related to the reporting of corporate depreciation and amortization expense, which is de minimis. Our computation of FFO may also differ from the methodology for calculating FFO used by other equity REITs and, accordingly, may not be comparable to such other REITs. FFO and AFFO should not be considered as alternatives to net income (loss) (computed in accordance with GAAP), as an indicator of our liquidity, nor are they indicative of funds available to meet our cash needs, including our ability to pay dividends or make distributions. Where indicated in this Quarterly Report on Form 10-Q, FFO is based on our computation of FFO and not the computation of Nareit-defined FFO unless otherwise noted.

EBITDA, EBITDAre and Adjusted EBITDAre

The following is an unaudited reconciliation of our Net (loss) income, determined in accordance with GAAP, to EBITDA, EBITDAre and Adjusted EBITDAre, (in thousands):

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(5,913)	$623
Depreciation and amortization	36,774	37,230
Interest expense	20,450	19,956
Interest income on cash deposits	(118)	(113)
Income tax expense	892	754
EBITDA	52,085	58,450
Loss on write-down of assets	3,641	—
Loss (gain) on disposal of assets and other dispositions, net	40	(1)
EBITDAre	55,766	58,449
Amortization of key money liabilities	(129)	(129)
Equity-based compensation	2,001	1,916
Non-cash lease expense, net	129	133
Casualty losses, net	328	294
Other	53	—
Income related to non-controlling interests in consolidated joint ventures	(1,168)	(1,283)
Adjustments related to non-controlling interests in consolidated joint ventures	(12,788)	(14,373)
Adjusted EBITDAre	$44,192	$45,007

Adjusted EBITDAre decreased $0.8 million for the three months ended March 31, 2026 in comparison with the three months ended March 31, 2025. The decrease is primarily due to the sale of the Sold Properties.

FFO and AFFO

The following is an unaudited reconciliation of our Net (loss) income, determined in accordance with GAAP, to FFO and AFFO (in thousands, except per share/unit amounts):

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(5,913)	$623
Preferred dividends	(3,970)	(3,970)
Distributions to and accretion of redeemable non-controlling interests	(657)	(657)
Income related to non-controlling interests in consolidated joint ventures	(1,168)	(1,283)
Net loss applicable to common shares and Common Units	(11,708)	(5,287)
Real estate-related depreciation	36,214	36,663
Loss on write-down of assets	3,641	—
Loss (gain) on disposal of assets and other dispositions, net	40	(1)
FFO adjustments related to non-controlling interests in consolidated joint ventures	(7,597)	(8,179)
FFO applicable to common shares and Common Units	20,590	23,196
Amortization of deferred financing costs	1,997	1,673
Amortization of franchise fees	169	175
Amortization of intangible assets, net	262	262
Equity-based compensation	2,001	1,916
Non-cash lease expense, net	129	133
Casualty losses, net	328	294
Deferred tax expense	467	325
Other	53	—
AFFO adjustments related to non-controlling interests in consolidated joint ventures	(471)	(615)
AFFO applicable to common shares and Common Units	$25,525	$27,359
FFO per share of common share/Common Unit	$0.17	$0.19
AFFO per common share/Common Unit	$0.21	$0.22

Weighted-average diluted common shares/Common Units	120,829	124,636

The following is an unaudited reconciliation of weighted-average diluted shares of Common Stock to non-GAAP weighted-average diluted shares of Common Shares and Common Units for FFO and AFFO (in thousands):

	Three Months Ended March 31,
	2026	2025
Weighted average common shares outstanding - basic and diluted	105,720	108,008
Adjusted for:
Non-GAAP adjustment for restricted stock awards (1)	2,100	2,573
Non-GAAP adjustment for dilutive effects of Common Units (2)	13,009	14,055
Non-GAAP weighted diluted share of common stock and Common Units	120,829	124,636

(1)    Adjustment reflects the difference between the total weighted-average unvested restricted time-based shares outstanding as of the reporting date and the weighted-average restricted time-based shares computed for diluted earnings per share under the treasury stock method, plus the difference between the estimated total weighted average unvested restricted performance-based shares expected to vest based on achievement of the performance measures as if the vesting date were the reporting date and the estimated weighted-average unvested restricted performance-based shares computed for diluted earnings per share under the treasury stock method.

(2)    The Company includes the outstanding Common Units issued by our Operating Partnership held by limited partners other than the Company because the Common Units are redeemable for cash or, at the Company’s option, shares of the Company’s common stock on a one-for-one basis.

AFFO applicable to shares of common stock and Common Units decreased by $1.8 million for the three months ended March 31, 2026 compared with the three months ended March 31, 2025. The decrease is primarily due to the sale of the Sold Properties and increased interest expense due to the refinancing of the $287.5 million 1.5% Convertible Notes with the $275 million 2025 Delayed Draw Term Loan in February 2026.

Liquidity and Capital Resources

Our short-term cash obligations consist primarily of operating expenses and other expenditures directly associated with our lodging properties, recurring maintenance and capital expenditures necessary to maintain our lodging properties in accordance with internal and brand standards, capital expenditures to improve our lodging properties, interest payments, settlement of interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, our joint venture acquisitions and capital requirements, contractual lease payments, corporate overhead, and dividends and distributions to our stockholders and unitholders when declared and paid. Our corporate overhead primarily consists of employee compensation expenses, professional fees, corporate insurance and rent expenses. Cash requirements for our corporate overhead expenses (excluding non-cash equity-based compensation), which are generally paid from operating cash flows, were $6.8 million and $6.7 million, for the three months ended March 31, 2026 and 2025, respectively. We generally expect our corporate overhead expenses to remain consistent with the level of our operating activities and market conditions for goods and services.

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

At March 31, 2026, we have scheduled debt principal payments in the next 12 months totaling $0.5 million. In February 2026 we drew upon our $275 million delayed draw term loan (the “2025 Delayed Draw Term Loan”) and $400 Million Revolver (defined in “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements) to repay the outstanding Convertible Notes at their maturity.

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

From time to time, we may repurchase shares of our common stock pursuant to our 2025 Share Repurchase Program (see “Note 8 - Equity”). During the three months ended March 31, 2026, we repurchased 1.4 million shares of our common stock for $6.0 million, or $4.17 per share. At March 31, 2026, approximately $28.6 million is authorized for the repurchase of under the 2025 Share Repurchase Program.

Outstanding Indebtedness

At March 31, 2026, we had $25 million in borrowings under our $400 Million Revolver, $200 million outstanding on our $200 Million Term Loan, $275 million outstanding on our 2025 Delayed Draw Term Loan, and $200 million outstanding on our 2024 Term Loan (each of such credit facilities are defined in “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements). Each of the credit facilities was supported by the 52 lodging properties included in the credit facility borrowing base.

At March 31, 2026, the GIC Joint Venture had $250 million outstanding under the GIC Joint Venture Credit Facility (as defined in “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements), which included borrowings of $125 million on its $125 Million Term Loan and $125 million on its $125 Million Revolver. The GIC Joint Venture Credit Facility is secured primarily by a first priority pledge of the equity interests in the subsidiaries that own the 15 lodging property borrowing base assets, and the related TRS entities which wholly own the TRS Lessees.

In May 2025, the Company closed on a $58 million mortgage loan (the “Brickell Mortgage Loan”) for our dual-branded 264-guestroom AC Hotel by Marriott and Element Hotel in Miami, FL, with Wells Fargo Bank, N.A., as administrative agent, the proceeds of which were primarily used to repay the remaining $45.4 million balance of the mortgage loan with City National Bank of Florida that was scheduled to mature in June of 2025. The outstanding balance of the Brickell Mortgage Loan was $58 million at March 31, 2026.

In 2025, the Company closed on a $400 million senior unsecured term loan (the “2025 GIC Joint Venture Term Loan”) that refinanced and replaced the GIC Joint Venture Term Loan (as defined in Note 5 - Debt to the Condensed Consolidated Financial Statements). The 2025 GIC Joint Venture Term Loan has an initial maturity date of July 2028 and can be extended for two 12-month periods at the Company’s option, subject to certain conditions, for a fully extended maturity date of July 2030.

The GIC Joint Venture has a mortgage loan outstanding totaling $12.2 million related to the acquisition of the Embassy Suites in Tucson, AZ in December 2021 and a Property Assessed Clean Energy (“PACE”) loan totaling $5.5 million that was assumed as part of the NCI Transaction in the first quarter of 2022.

As a result of the 2025 GIC Joint Venture Term Loan financing and the 2025 Delayed Draw Term Loan financing, the Company has virtually no debt maturities until 2028 and has an average length to maturity of approximately 3.4 years.

At March 31, 2026, we and our GIC Joint Venture are in compliance with all of our loan agreements, and we believe we will be in compliance with these agreements for at least the next four quarters. For more information concerning our indebtedness, see “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements.

A summary of our debt at March 31, 2026 is as follows (dollars in thousands):

Lender	Interest Rate	Initial Maturity Date		Fully Extended Maturity Date	Number of Encumbered Properties	Principal Amount Outstanding
OPERATING PARTNERSHIP DEBT:
2023 Senior Credit Facility
Bank of America, NA
$400 Million Revolver (1)	5.81% Variable	6/21/2027		6/21/2028	n/a	$25,000
$200 Million Term Loan (1)	5.77% Variable	6/21/2026	(2)	6/21/2028	n/a	200,000
Total Senior Credit Facility						225,000

Term Loans
Regions Bank 2024 Term Loan Facility (1)	5.67% Variable	2/26/2027		2/26/2029	n/a	200,000
2025 Delayed Draw Term Loan (1)	5.76% Variable	3/27/2028		3/27/2030	n/a	275,000
						475,000
Total Operating Partnership Debt						700,000

JOINT VENTURE DEBT:
Brickell Joint Venture Mortgage Loan
Wells Fargo Bank, N.A.	6.27% Variable	5/15/2028		5/15/2030	2	58,000

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver (3)	5.82% Variable	9/15/2027		9/15/2028	n/a	125,000
$125 Million Term Loan (3)	5.77% Variable	9/15/2027		9/15/2028	n/a	125,000
Bank of America, N.A. 2025 Term Loan (4)	6.02% Variable	7/24/2028		7/24/2030	n/a	383,430
Wells Fargo	4.99% Fixed	6/6/2028		6/6/2028	1	12,180
PACE loan	6.10% Fixed	7/31/2040		7/31/2040	n/a	5,544
Total GIC Joint Venture Credit Facility and Term Loans					1	651,154
Total Joint Venture Debt					3	709,154
Total Debt					3	$1,409,154

(1)    The 2023 Senior Credit Facility, the Regions Bank 2024 Term Loan Facility, and the 2025 Delayed Draw Term Loan are supported by a borrowing base of 52 unencumbered hotel properties and their affiliates.
(2)    In March 2026, we exercised our first option to extend the maturity date of the $200 Million Term Loan for 12 months to June 2027.
(3)    The $125 Million Revolver and the $125 Million Term Loan are secured by pledges of the equity in the entities that own 15 lodging properties and affiliated entities.
(4)    The GIC Joint Venture Term Loan with Bank of America, N.A. is secured by pledges of the equity in the entities that own 23 lodging properties and two parking garages and their affiliates.

Capital Expenditures

During the three months ended March 31, 2026, we funded $11.9 million in capital expenditures on a consolidated basis. When taking into consideration only our pro rata portion related to our joint ventures, capital expenditures for the three months ended March 31, 2026 were $9.3 million. We anticipate spending approximately $55 million to $65 million on capital expenditures on a pro rata basis during 2026. We expect to fund these expenditures through a combination of cash flows from operations and borrowings on our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flows

Unaudited cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by operating activities	$28,102	$25,850	$2,252
Net cash provided by (used in) investing activities	66	(16,872)	16,938
Net cash used in financing activities	(18,946)	(1,004)	(17,942)
Net change in cash, cash equivalents and restricted cash	$9,222	$7,974	$1,248

Changes from the three months ended March 31, 2026 compared with the three months ended March 31, 2025 were due to the following:

•Net cash provided by operating activities. Cash provided by operating activities for the three months ended March 31, 2026 was the result of net income of $39.3 million, after adjusting for non-cash items such as depreciation and amortization and equity-based compensation, partially offset by a net change in working capital of $11.2 million. Cash provided by operating activities for the three months ended March 31, 2025 was the result of net income of $41.9 million, after adjusting for non-cash items such as depreciation and amortization and equity-based compensation, partially offset by a net change in working capital of $16.1 million. The net change in working capital each period can vary based on the timing and amounts incurred of working capital components and the timing of payments.

•Net cash provided by (used in) investing activities. Cash provided by investing activities for the three months ended March 31, 2026 was primarily due to the net cash proceeds of $12.0 million related to the sale of the Hilton Garden Inn in Longview, TX in February 2026, offset by $11.9 million of renovation expenditures.

Cash used in investing activities for the three months ended March 31, 2025 was due to $18.1 million of renovation and development expenditures partially offset by the net proceeds of $1.2 million related to the sale of an undeveloped land parcel in San Antonio, TX in February 2025.

•Net cash used in financing activities. Cash used in financing activities for the three months ended March 31, 2026 was primarily related to the payment of dividends and distributions of approximately $16.8 million, the repayment of our Convertible Notes totaling $287.5 million from $275 million of borrowings on our 2025 Delayed Draw Term Loan and $12.5 million drawn on our $400 Million Revolver, $7.5 million of principal payments on debt, repurchases of our common stock of approximately $6.0 million, $0.3 million related to financing fees and costs, and $0.9 million related to employee withholding requirements on vested restricted stock, partially offset by other borrowings on our $400 Million Revolver of $12.5 million.

Cash used in financing activities for the three months ended March 31, 2025 was primarily related to the payment of dividends and distributions of approximately $15.0 million, financing costs of approximately $4.2 million related to the 2025 Delayed Draw Term Loan, $1.6 million related to employee withholding requirements on vested restricted stock, and scheduled debt principal repayments of $0.6 million, mostly offset by net borrowings on our line of credit of $20.0 million and GIC Joint Venture contributions of $0.4 million.

Critical Accounting Policies

For critical accounting policies, see “Note 2 - Basis of Presentation and Significant Accounting Policies” to the accompanying Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2025.

Cybersecurity

The hospitality industry and certain of the major brand and franchise companies have in the past experienced cybersecurity breaches. We are not aware of any material cybersecurity losses related to our corporate information technology environment or any of our properties. Cybersecurity risks at our lodging properties are managed through our franchisors and property management companies. An important part of our cybersecurity risk mitigation efforts includes maintaining cybersecurity insurance and indemnifications in certain of our property management agreements. Our Board of Directors, primarily through the Audit Committee, oversees management's approach to managing cybersecurity risks.

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

At March 31, 2026, we were party to six interest rate derivative agreements, pursuant to which we received variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

Contract Date	Effective Date	Expiration Date	Average Annual Effective Fixed Rate		Notional Amount
Operating Partnership:
July 26, 2022	January 31, 2023	January 31, 2027	2.60%		100,000
July 26, 2022	January 31, 2023	January 31, 2029	2.56%		100,000
June 5, 2025	June 2, 2025	May 15, 2028	3.57%		58,000
November 17, 2025	December 31, 2025	December 31, 2027	3.31%		125,000
Total Operating Partnership					383,000

GIC Joint Venture:
August 25, 2025	January 13, 2026	January 13, 2028	3.26%		150,000
August 25, 2025	January 13, 2026	January 13, 2028	3.27%		150,000
Total GIC Joint Venture					300,000
Total			3.10%	(1)	$683,000
(1)    Represents the weighted-average effective interest rate of our current interest rate swaps at March 31, 2026.

At March 31, 2026, after giving effect to our interest rate derivative agreements, $700.7 million, or 50%, of our consolidated debt had fixed interest rates and $708.4 million, or 50%, had variable interest rates. At March 31, 2026, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 50% of our total pro rata indebtedness when taking into consideration interest rate swaps that are currently in effect.

Taking into consideration our existing interest rate swaps, an increase or decrease in interest rates of 1.0% would decrease or increase, respectively, our cash flows by approximately $7.1 million per year. See “Note 7 - Derivative Financial Instruments and Hedging” to the accompanying Condensed Consolidated Financial Statements for additional information.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced a few years ago.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management team evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Item 1A.                                                Risk Factors.

We are updating the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2025 as follows:

Self-Insurance Risks

We are self-insured for certain general liability risks up to specified retention levels, with third-party coverage above those amounts. Our program exposes us to the risk that actual claims, including guest-related incidents, may exceed our estimates. We establish reserves based on historical experience and management’s judgment; however, these estimates may prove insufficient. Unfavorable claims experience or increases in claim frequency, severity, or related costs could result in additional expense and could negatively affect our results of operations and financial condition.

Item 2.                                                      Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    None.
(b)    Not applicable.
(c)    In 2025, the Board of Directors authorized a share repurchase program. Our common stock may be repurchased from time to time depending upon market conditions, and repurchases may be made in the open market or through private transactions or by other means, including principal transactions with various financial institutions, accelerated share repurchases, forwards, options and similar transactions, and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The program does not obligate us to repurchase any specific number of shares or any specific dollar amount and may be suspended at any time at our discretion.

The following table represents shares repurchased by the Company for the three months ended March 31, 2026:

Period	Total Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2026 - January 31, 2026	—	$—	—	$34,598
February 1, 2026 - February 28, 2026	—	$—	—	$34,598
March 1, 2026 - March 31, 2026	1,433,023	$4.17	1,433,023	$28,625
Total	1,433,023		1,433,023

In addition to the share repurchases in the table above, the Company reacquired shares of our common stock from employees for payment of tax withholding obligations in connection with the vesting of restricted stock as follows:

Period	Total Shares Purchased	Weighted Average Price Paid Per Share
January 1, 2026 - January 31, 2026	—	$—
February 1, 2026 - February 28, 2026	—	$—
March 1, 2026 - March 31, 2026	216,360	$4.13
216,360

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

Not applicable.

Item 5.                                                         Other Information.

During the quarter ended March 31, 2026, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: April 30, 2026	By:	/s/ William H. Conkling
William H. Conkling Executive Vice President and Chief Financial Officer (principal financial officer)