Form 10-Q
period 2026-06-30
Summit Hotel Properties, Inc.
filed 2026-08-05
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of July 24, 2026, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 107,853,463.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments in lodging property, net	$2,570,706	$2,640,367
Assets held for sale, net	18,413	11,967
Cash and cash equivalents	36,933	36,110
Restricted cash	5,531	5,102
Right-of-use assets, net	31,662	32,028
Trade receivables, net	22,213	17,347
Prepaid expenses and other	14,068	7,104
Deferred charges, net	6,064	10,051
Other assets	22,604	15,954
Total assets	$2,728,194	$2,776,030

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,371,470	$1,394,014
Lease liabilities, net	23,971	24,091
Accounts payable	7,876	7,537
Accrued expenses and other	83,622	76,417
Total liabilities	1,486,939	1,502,059

Commitments and contingencies (Note 11)	—	—

Redeemable non-controlling interests	50,219	50,219
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.25% Series E - 6,400,000 shares issued and outstanding at June 30, 2026 and December 31, 2025 (aggregate liquidation preference of $160,861 at June 30, 2026 and December 31, 2025, respectively)	64	64
5.875% Series F - 4,000,000 shares issued and outstanding at June 30, 2026 and December 31, 2025 (aggregate liquidation preference of $100,506 at June 30, 2026 and December 31, 2025, respectively)	40	40
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 107,854,017 and 108,798,686 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,079	1,088
Additional paid-in capital	1,260,506	1,264,470
Accumulated other comprehensive income	6,306	2,115
Accumulated deficit and distributions in excess of retained earnings	(429,048)	(405,622)
Total stockholders’ equity	838,947	862,155
Non-controlling interests	352,089	361,597
Total equity	1,191,036	1,223,752
Total liabilities, redeemable non-controlling interests and equity	$2,728,194	$2,776,030
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Room	$176,137	$170,599	$338,701	$334,330
Food and beverage	11,098	11,195	22,558	22,185
Other	11,784	11,123	22,813	20,880
Total revenues	199,019	192,917	384,072	377,395

Expenses:
Room	39,352	39,166	75,699	75,298
Food and beverage	8,480	8,388	17,000	16,379
Other lodging property operating expenses	60,671	58,943	119,321	115,865
Property taxes, insurance and other	13,571	13,706	27,455	27,017
Management fees	4,366	4,411	8,587	8,906
Depreciation and amortization	36,413	37,259	73,187	74,489
Corporate general and administrative	7,415	8,280	16,260	16,851
Loss on write-down of assets	—	—	3,641	—
Total expenses	170,268	170,153	341,150	334,805
Gain (loss) on disposal of assets, net	134	(80)	94	(79)
Operating income	28,885	22,684	43,016	42,511

Other income (expense):
Interest expense	(22,068)	(20,628)	(42,518)	(40,584)
Interest income	301	301	547	577
Other income, net	1,187	858	2,239	2,088
Total other expense, net	(20,580)	(19,469)	(39,732)	(37,919)
Income from continuing operations before income taxes	8,305	3,215	3,284	4,592
Income tax benefit (expense) (Note 13)	1,430	(1,178)	538	(1,932)
Net income	9,735	2,037	3,822	2,660
Less - Income (loss) attributable to non-controlling interests	1,243	(976)	1,144	(296)
Net income attributable to Summit Hotel Properties, Inc. before preferred dividends	8,492	3,013	2,678	2,956
Less - Distributions to and accretion of redeemable non-controlling interests	(657)	(657)	(1,314)	(1,314)
Less - Preferred dividends	(3,968)	(3,968)	(7,938)	(7,938)
Net income (loss) attributable to common stockholders	$3,867	$(1,612)	$(6,574)	$(6,296)

Income (loss) per common share:
Basic	$0.04	$(0.02)	$(0.06)	$(0.06)
Diluted	$0.04	$(0.02)	$(0.06)	$(0.06)
Weighted-average common shares outstanding:
Basic	104,768	107,633	105,241	107,820
Diluted	106,181	107,633	105,241	107,820
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$9,735	$2,037	$3,822	$2,660
Other comprehensive income (loss), net of tax:
Changes in fair value of derivative financial instruments	3,003	(2,418)	6,233	(6,085)
Comprehensive income (loss)	12,738	(381)	10,055	(3,425)
Comprehensive (income) loss attributable to non-controlling interests	(2,205)	1,341	(3,186)	1,349
Comprehensive income (loss) attributable to Summit Hotel Properties, Inc.	10,533	960	6,869	(2,076)
Distributions to and accretion on redeemable non-controlling interests	(657)	(657)	(1,314)	(1,314)
Preferred dividends and distributions	(3,968)	(3,968)	(7,938)	(7,938)
Comprehensive income (loss) attributable to common stockholders	$5,908	$(3,665)	$(2,383)	$(11,328)
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Three Months Ended June 30, 2026 and 2025
(Unaudited)
(In thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit and Distributions	Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at March 31, 2026	$50,219	10,400,000	$104	108,414,307	$1,084	$1,259,345	$4,265	$(424,392)	$840,406	$358,995	$1,199,401
Adjustment of redeemable non-controlling interests to redemption value	657	—	—	—	—	—	—	(657)	(657)	—	(657)
Repurchase of common shares	—	—	—	(48,936)	—	(208)	—	—	(208)	—	(208)
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(8,523)	(8,523)	(1,041)	(9,564)
Preferred dividends and distributions	(657)	—	—	—	—	—	—	(3,968)	(3,968)	(113)	(4,081)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(7,957)	(7,957)
Equity-based compensation	—	—	—	(511,354)	(5)	1,431	—	—	1,426	—	1,426
Other comprehensive income	—	—	—	—	—	—	2,041	—	2,041	962	3,003
Net income	—	—	—	—	—	—	—	8,492	8,492	1,243	9,735
Other	—	—	—	—	—	(62)	—	—	(62)	—	(62)
Balance at June 30, 2026	$50,219	10,400,000	$104	107,854,017	$1,079	$1,260,506	$6,306	$(429,048)	$838,947	$352,089	$1,191,036

Balance at March 31, 2025	$50,219	10,400,000	$104	112,221,768	$1,122	$1,273,164	$6,453	$(360,404)	$920,439	$397,179	$1,317,618
Adjustment of redeemable non-controlling interests to redemption value	657	—	—	—	—	—	—	(657)	(657)	—	(657)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	343	343
Repurchase of common shares	—	—	—	(3,585,179)	(36)	(15,366)	—	—	(15,402)	—	(15,402)
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(8,863)	(8,863)	(1,041)	(9,904)
Preferred dividends and distributions	(657)	—	—	—	—	—	—	(3,968)	(3,968)	(150)	(4,118)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(11,174)	(11,174)
Equity-based compensation	—	—	—	175,154	2	2,787	—	—	2,789	—	2,789
Shares of common stock acquired for employee withholding requirements	—	—	—	(235)	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(2,053)	—	(2,053)	(365)	(2,418)
Net income (loss)	—	—	—	—	—	—	—	3,013	3,013	(976)	2,037
Other	—	—	—	—	—	(152)	—	—	(152)	—	(152)
Balance at June 30, 2025	$50,219	10,400,000	$104	108,811,508	$1,088	$1,260,433	$4,400	$(370,879)	$895,146	$383,816	$1,278,962

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)
(In thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit and Distributions	Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2025	$50,219	10,400,000	$104	108,798,686	$1,088	$1,264,470	$2,115	$(405,622)	$862,155	$361,597	$1,223,752
Adjustment of redeemable non-controlling interests to redemption value	1,314	—	—	—	—	—	—	(1,314)	(1,314)	—	(1,314)
Repurchase of common shares	—	—	—	(1,481,959)	(14)	(6,167)	—	—	(6,181)	—	(6,181)
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(16,852)	(16,852)	(2,082)	(18,934)
Preferred dividends and distributions	(1,314)	—	—	—	—	—	—	(7,938)	(7,938)	(113)	(8,051)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(10,499)	(10,499)
Equity-based compensation	—	—	—	753,650	8	3,419	—	—	3,427	—	3,427
Shares of common stock acquired for employee withholding requirements	—	—	—	(216,360)	(3)	(891)	—	—	(894)	—	(894)
Other comprehensive income	—	—	—	—	—	—	4,191	—	4,191	2,042	6,233
Net income	—	—	—	—	—	—	—	2,678	2,678	1,144	3,822
Other	—	—	—	—	—	(325)	—	—	(325)	—	(325)
Balance at June 30, 2026	$50,219	10,400,000	$104	107,854,017	$1,079	$1,260,506	$6,306	$(429,048)	$838,947	$352,089	$1,191,036

Balance at December 31, 2024	$50,219	10,400,000	$104	108,435,663	$1,084	$1,246,225	$9,173	$(347,041)	$909,545	$425,282	$1,334,827
Adjustment of redeemable non-controlling interests to redemption value	1,314	—	—	—	—	—	—	(1,314)	(1,314)	—	(1,314)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	754	754
Common stock redemption of common units	—	—	—	2,923,797	29	26,618	259	—	26,906	(26,906)	—
Repurchase of common shares	—	—	—	(3,585,179)	(36)	(15,366)	—	—	(15,402)	—	(15,402)
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(17,542)	(17,542)	(2,210)	(19,752)
Preferred dividends and distributions	(1,314)	—	—	—	—	—	—	(7,938)	(7,938)	(150)	(8,088)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(11,605)	(11,605)
Equity-based compensation	—	—	—	1,276,610	13	4,692	—	—	4,705	—	4,705
Shares of common stock acquired for employee withholding requirements	—	—	—	(239,383)	(2)	(1,584)	—	—	(1,586)	—	(1,586)
Other comprehensive loss	—	—	—	—	—	—	(5,032)	—	(5,032)	(1,053)	(6,085)
Net income (loss)	—	—	—	—	—	—	—	2,956	2,956	(296)	2,660
Other	—	—	—	—	—	(152)	—	—	(152)	—	(152)
Balance at June 30, 2025	$50,219	10,400,000	$104	108,811,508	$1,088	$1,260,433	$4,400	$(370,879)	$895,146	$383,816	$1,278,962
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)
	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$3,822	$2,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,187	74,489
Amortization of debt issuance costs	3,916	3,350
Loss on write-down of assets	3,641	—
Equity-based compensation	3,427	4,705
Deferred tax (benefit) expense	(963)	1,168
(Gain) loss on disposal of assets, net	(94)	79
Debt transaction costs	—	15
Other	659	445
Changes in operating assets and liabilities:
Trade receivables, net	(5,147)	(4,054)
Prepaid expenses and other	(7,119)	(4,669)
Accounts payable	(326)	(1,441)
Accrued expenses and other	8,435	(2,061)
NET CASH PROVIDED BY OPERATING ACTIVITIES	83,438	74,686
INVESTING ACTIVITIES
Improvements to lodging properties	(23,618)	(34,570)
Investment in lodging property under development	—	(5,647)
Proceeds from asset dispositions, net	12,011	1,243
Purchase of undeveloped land parcel	(1,412)	—
Other	—	(128)
NET CASH USED IN INVESTING ACTIVITIES	(13,019)	(39,102)
FINANCING ACTIVITIES
Proceeds from borrowings on revolving line of credit	55,000	55,000
Repayments of revolving line of credit borrowings	(50,000)	(40,000)
Proceeds from mortgage loan	—	58,000
Repayment of mortgage loan	—	(45,433)
Scheduled principal payments on mortgage debt	(259)	(872)
Repurchases of common shares	(6,181)	(15,402)
Proceeds from term loan	275,000	—
Repayment on Convertible Notes	(287,500)	—
Repayment of term loan	(7,300)	—
Common dividends and distributions paid	(19,181)	(19,740)
Preferred dividends and distributions paid	(9,365)	(9,402)
Contributions by non-controlling interests in joint venture	—	754
Distributions to joint venture partners	(10,499)	(11,605)
Financing fees, debt transaction costs and other issuance costs	(7,988)	(5,432)
Repurchase of common stock for tax withholding requirements	(894)	(1,586)
NET CASH USED IN FINANCING ACTIVITIES	(69,167)	(35,718)
Net change in cash, cash equivalents and restricted cash	1,252	(134)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	41,212	48,358
End of period	$42,464	$48,224

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEET TO THE AMOUNTS SHOWN IN THE STATEMENT OF CASH FLOWS ABOVE:
Cash and cash equivalents	$36,933	$39,490
Restricted cash	5,531	8,734
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$42,464	$48,224
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

We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. At June 30, 2026, our portfolio consisted of 94 lodging properties with a total of 14,226 guestrooms located in 24 states of the United States of America (“USA”). At June 30, 2026, we own 100% of the outstanding equity interests in 52 of the 94 lodging properties. We own a 51% controlling interest in 39 lodging properties through a joint venture that was formed in July 2019 with USFI G-Peak, Ltd. (“GIC”), a private limited company incorporated in the Republic of Singapore (the “GIC Joint Venture”). We also own 90% equity interests in two separate joint ventures (the “Brickell Joint Venture” and the “Onera Joint Venture”). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

At June 30, 2026, 87% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 92% were located within the top 100 MSAs, and over 99% of our guestrooms operate under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”), and InterContinental® Hotels Group (“IHG”).

Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At June 30, 2026, we owned, directly and indirectly, approximately 89% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding 6.25% Series E and 5.875% Series F preferred units of limited partnership interest. NewcrestImage (as defined in “Note 5 - Debt” to the Condensed Consolidated Financial Statements) owns all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units (liquidation preference $25 per unit) of the Operating Partnership (“Series Z Preferred Units”) as a result of the NCI Transaction (described in “Note 5 - Debt” to the Condensed Consolidated Financial Statements). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as “Preferred Units.”

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of consolidated revenues and expenses in the reporting period. Actual results could differ from those estimates. As interim statements, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and six months ended June 30, 2026 may not be indicative of the results that may be expected for the full year of 2026. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Trade Receivables and Current Estimate of Credit Losses

We grant credit to qualified guests, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables also include credit and debit card transactions that are in the process of being settled. Trade receivables are stated at the amount billed to the guest and do not accrue interest. We regularly review the collectability of our trade receivables. A provision for losses is determined based on previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.2 million and $0.1 million at June 30, 2026 and December 31, 2025, respectively. Bad debt expense was $0.2 million for the three months ended June 30, 2026, and we recorded no bad debt expense for the three months ended June 30, 2025. Bad debt expense was $0.3 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.

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

In accordance with Accounting Standards Codification (“ASC”) No. 450 - Contingencies, we accrue liabilities for self‑insured losses when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated. The accrued liabilities represent management’s best estimate of the ultimate cost to settle both reported claims and incurred but not reported (“IBNR”) claims as of the balance sheet date.

Estimated insurance liabilities that are the Company’s responsibility are determined using actuarial methods consistent with ASC No. 944 - Financial Services - Insurance, including loss development techniques that consider historical claims experience, reported claim severity, claim frequency patterns, anticipated medical and legal cost trends, expected claim settlement patterns, and other relevant factors. We utilize information provided by third‑party claims administrators and, where appropriate, independent actuarial specialists to assist in estimating these liabilities. Management reviews the assumptions and valuation methodologies used in the actuarial analyses on a regular basis and updates them as new information becomes available.

Accrued insurance losses include estimated claim adjustment expenses and are recorded on an undiscounted basis, as the period over which the claims are expected to be settled is not determinable with sufficient precision or the effect of discounting is not material to the financial statements.

Actual results may differ from these estimates due to changes in claim frequency or severity, judicial outcomes, medical cost trends, or other factors. Changes in the estimated ultimate cost of self‑insured claims are recognized in earnings in the period in which such changes are identified.

Debt Issuance Costs

Debt issuance costs related to our debt generally are recorded at historical cost as a discount to the related debt. Debt issuance costs are amortized as interest expense on a straight-line basis, which approximates the interest method, over the life of the related debt instrument unless there is a significant modification to the debt instrument. Unamortized debt issuance costs related to the $50 million delayed draw term loan that closed in June 2026 (the “$50 Million Delayed Draw Term Loan”), as detailed in Note 5 - Debt, are included in Deferred charges, net as we have not yet drawn any amounts on this loan. These costs will be reclassified as a discount to the related debt at the time the funds are drawn.

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

If we subsequently decide not to sell a long-lived asset or a group of assets to be sold together in one transaction (“Disposal Group”) classified in Assets held for sale, or if a long-lived asset or Disposal Group no longer meets the Assets held for sale criteria, the long-lived asset or Disposal Group is reclassified as Investments in lodging property, net in the period in which the Assets held for sale criteria are no longer met. A long-lived asset that is reclassified from Assets held for sale to Investments in lodging property, net is measured individually at the lower of either its:

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

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The amendments are intended to simplify the application of hedge accounting and better align accounting outcomes with an entity’s risk management strategies. ASU No. 2025-09 expands the scope of eligible hedged risks and forecasted transactions, modifies certain hedge effectiveness requirements, and provides additional guidance on the accounting for variable-rate debt instruments with multiple reference rate options. The guidance is effective for fiscal years beginning after December 15, 2026 for public business entities, with early adoption permitted. The adoption of ASU No. 2025-09 is not expected to have a material effect on our Consolidated Financial Statements.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance for the recognition, measurement, presentation, and disclosure of government grants. The amendments are intended to reduce diversity in practice and align U.S. GAAP more closely with international accounting standards. ASU No. 2025-10 is effective for fiscal years beginning after December 15, 2028 for public business entities, with early adoption permitted. The adoption of ASU No. 2025-10 is not expected to have an effect on our Consolidated Financial Statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Interim Disclosure Improvements, which expands interim disclosure requirements to provide more timely and decision-useful information to investors. ASU No. 2025-11 is effective for interim periods beginning after December 15, 2026 for public business entities, with early adoption permitted. The adoption of ASU No. 2025-11 is not expected to have a material effect on our Consolidated Financial Statements.

NOTE 3 - INVESTMENTS IN LODGING PROPERTY, NET

Investments in Lodging Property, net

Investments in lodging property, net is as follows (in thousands):

	June 30, 2026	December 31, 2025
Lodging buildings and improvements	$2,869,352	$2,885,464
Land	408,960	410,692
Furniture, fixtures and equipment	306,244	308,621
Construction in progress	26,502	26,111
Intangible assets	32,142	32,267
Real estate development loan	4,576	4,576
	3,647,776	3,667,731
Less accumulated depreciation and amortization	(1,077,070)	(1,027,364)
	$2,570,706	$2,640,367

Depreciation and amortization expense related to our lodging properties (excluding amortization of franchise fees) was $36.3 million and $37.0 million for the three months ended June 30, 2026 and 2025, respectively, and $72.9 million and $74.1 million for the six months ended June 30, 2026 and 2025, respectively.

Lodging Property Sales

Hilton Garden Inn - Longview, TX

In November 2025, the GIC Joint Venture entered into a purchase and sale agreement to sell the 122-guestroom Hilton Garden Inn, Longview, TX for a selling price of $12.3 million. At December 31, 2025, we reclassified the carrying amount of the property to Assets held for sale, net and recorded a write-down of $1.8 million for the excess of the net carrying amount of the lodging property over the net selling price less estimated costs to sell. We completed the sale of the property on February 20, 2026 in accordance with the terms described above. The net selling price of the lodging property approximated its net book value on the closing date.

Undeveloped Parcel of Land - San Antonio, TX

We owned a 5.99-acre parcel of undeveloped land in San Antonio, TX that was classified as Assets held for sale, net at December 31, 2024. In February 2025, we closed on the sale of the parcel of undeveloped land for $1.3 million, which approximated its carrying amount.

Pending Property Sale

In April 2026, we entered into a purchase and sale agreement to sell the 103-guestroom Courtyard by Marriott, Dallas (Arlington South), TX and the 96-guestroom Residence Inn by Marriott, Dallas (Arlington South), TX for a combined selling price of $19.0 million. We reclassified the properties to Assets held for sale, net at March 31, 2026 since the reclassification criteria were met and recorded a write-down of $3.6 million for the excess of the net carrying amount of the two properties over the net selling price less estimated costs to sell, which is included in Loss on write-down of assets in our Condensed Consolidated Statement of Operations. We completed the sale of the properties on July 22, 2026 in accordance with the terms described above. The net selling price of the lodging properties approximated their aggregate net book value on the closing date.

Assets Held for Sale, net

Assets held for sale, net is as follows (in thousands):

	June 30, 2026		December 31, 2025
Courtyard by Marriott and Residence Inn - Dallas (Arlington South), TX	$18,413	(1)	$—
Hilton Garden Inn - Longview, TX	—		11,967	(1)
	$18,413		$11,967

(1)    Carrying amounts are at the net sales price less estimated costs to sell (Level 2 of the fair value hierarchy).

Purchase of Land

Undeveloped Parcel of Land - Frisco, TX

In June 2026, the GIC Joint Venture acquired an approximately one acre undeveloped parcel of land in Frisco, Texas for $1.4 million. The parcel is adjacent to the three GIC Joint Venture owned lodging properties in Frisco, TX. See “Note 17 - Related Party Transaction” for additional details.

Intangible Assets

Intangible assets, net is as follows (in thousands):

	June 30, 2026	December 31, 2025
Indefinite-lived intangible assets:
Air rights	$10,754	$10,754
Other	80	80
	10,834	10,834
Finite-lived intangible assets:
Tax incentives	12,063	12,063
Key money	9,245	9,370
	21,308	21,433
Intangible assets	32,142	32,267
Less - accumulated amortization	(7,927)	(7,255)
Intangible assets, net	$24,215	$25,012

We recorded amortization expense related to intangible assets of approximately $0.4 million for each of the three months ended June 30, 2026 and 2025, respectively, and $0.8 million for each of the six months ended June 30, 2026 and 2025, respectively.

Future amortization expense related to intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amount
2026	$776
2027	1,501
2028	1,016
2029	1,016
2030	1,016
Thereafter	8,056
$13,381

NOTE 4 - INVESTMENT IN REAL ESTATE LOANS

Real Estate Development Loans

Onera Mezzanine Financing Loan

In January 2023, we entered into an agreement with affiliates of Onera Opportunity Fund I, LP (“Onera”) to provide a mezzanine financing loan of $4.6 million (the “Onera Mezzanine Loan”) for the development of a lodging property. The Onera Mezzanine Loan had an original maturity date of January 2026 and is secured by a second mortgage on the property that is subordinate to the senior loan on the development project. During the first quarter of 2026, the agreement with Onera was amended to extend the maturity of the Onera Mezzanine loan to June 2027 (the “Onera Amendment”). As of June 30, 2026, we have funded our entire $4.6 million commitment under the Onera Mezzanine Loan. The development of the property was completed and operations commenced in September 2024.

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

The recorded amount of the Onera Purchase Option was amortized as non-cash interest income beginning in January 2023 using the straight-line method, which approximated the interest method, through September 2024 when the Onera Purchase Option became exercisable. Upon the execution of the Onera Amendment, the Modified Onera Purchase Option was revalued using the Monte Carlo simulation model. The fair value of the Modified Onera Purchase Option was estimated to be approximately the same as estimated fair value of the original Onera Purchase Option. As such, no change in the carrying amount of the purchase option was required upon the execution of the Onera Amendment.

NOTE 5 - DEBT

At June 30, 2026, our indebtedness was comprised of borrowings under our 2026 Senior Credit Facility, the 2024 Term Loan, the 2025 Delayed Draw Term Loan (which was used to refinance a significant portion of our outstanding convertible notes when they matured in February 2026), the GIC Joint Venture Credit Facility, the GIC Joint Venture Term Loan, the PACE loan (each of such credit facilities and loans are defined below), and two loans secured by first priority mortgage liens on three lodging properties.

We have entered into interest rate swaps to fix the interest rates on a portion of our variable interest rate indebtedness. The weighted-average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 5.52% at June 30, 2026 and 4.83% at December 31, 2025. We are in compliance with all financial covenants in the loan agreements.

Debt, net of debt issuance costs, is as follows (in thousands):

	June 30, 2026	December 31, 2025
Revolving debt	$130,000	$125,000
Term loans	1,183,430	915,730
Convertible notes	—	287,500
Mortgage loans	75,654	75,913
	1,389,084	1,404,143
Unamortized debt issuance costs (1)	(17,614)	(10,129)
Debt, net of debt issuance costs	$1,371,470	$1,394,014

(1)    In June 2026, we recorded $0.6 million in bank, legal and other fees related to the $50 million Delayed Draw Term Loan (as described in further detail below) in Deferred charges, net on our Condensed Consolidated Balance Sheet since we have not yet drawn any amounts on this loan. These costs will be reclassified as a discount to the related debt at the time the funds are drawn.

Our total fixed-rate and variable-rate debt, after consideration of our interest rate derivative agreements that are currently in effect, is as follows (in thousands):

	June 30, 2026	Percentage	December 31, 2025	Percentage
Fixed-rate debt (1)	$700,654	50%	$988,413	70%
Variable-rate debt	688,430	50%	415,730	30%
	$1,389,084		$1,404,143

(1)    At June 30, 2026, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 51% of our total pro rata indebtedness when taking into consideration interest rate swaps that are currently in effect.

Information about the fair value of our fixed-rate debt that does not approximate fair value is as follows (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Convertible notes	$—	$—	$287,500	$287,500	Level 1 - Market approach
Mortgage loans	17,654	17,567	17,913	17,849	Level 2 - Market approach
	$17,654	$17,567	$305,413	$305,349

Detailed information about our debt at June 30, 2026 and December 31, 2025 is as follows (dollars in thousands):

					Principal Balance Outstanding
Lender	Interest Rate	Initial Maturity Date	Fully Extended Maturity Date	Number of Encumbered Properties	June 30, 2026	December 31, 2025
OPERATING PARTNERSHIP DEBT:
2026 Senior Credit Facility
Bank of America, N.A.
$400 Million Revolver (1)	5.59% Variable	6/29/2030	6/29/2031	n/a	$5,000	$—
$200 Million Term Loan (1)	5.54% Variable	6/29/2031	6/29/2031	n/a	200,000	200,000
$50 Million Delayed Draw Term Loan (1)	5.54% Variable	6/29/2031	6/29/2031	n/a	—	—
Total Senior Credit Facility					205,000	200,000

Convertible Notes	1.50% Fixed	2/15/2026	2/15/2026	n/a	—	287,500

Term Loans
Regions Bank 2024 Term Loan Facility (1)	5.74% Variable	2/26/2027	2/26/2029	n/a	200,000	200,000
2025 Delayed Draw Term Loan (1)	5.74% Variable	3/27/2028	3/27/2030	n/a	275,000	—
					475,000	200,000
Total Operating Partnership Debt					680,000	687,500

JOINT VENTURE DEBT:
Brickell Joint Venture Mortgage Loan
Wells Fargo Bank, N.A.	5.92% Variable	5/15/2028	5/15/2030	2	58,000	58,000
					58,000	58,000

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver (2)	5.79% Variable	9/15/2027	9/15/2028	n/a	125,000	125,000
$125 Million Term Loan (2)	5.74% Variable	9/15/2027	9/15/2028	n/a	125,000	125,000
Bank of America, N.A. 2025 Term Loan (3)	5.99% Variable	7/24/2028	7/24/2030	n/a	383,430	390,730
Wells Fargo	4.99% Fixed	6/6/2028	6/6/2028	1	12,110	12,253
PACE loan	6.10% Fixed	7/31/2040	7/31/2040	n/a	5,544	5,660
Total GIC Joint Venture Credit Facility and Term Loans				1	651,084	658,643
Total Joint Venture Debt				3	709,084	716,643
Total Debt				3	$1,389,084	$1,404,143

(1)    The 2026 Senior Credit Facility, the Regions Bank 2024 Term Loan Facility, and the 2025 Delayed Draw Term Loan are supported by a borrowing base of 52 unencumbered hotel properties and their affiliates.
(2)    The $125 Million Revolver and the $125 Million Term Loan are secured by pledges of the equity in the entities that own 15 lodging properties and affiliated entities.
(3)    The GIC Joint Venture Term Loan with Bank of America, N.A. is secured by pledges of the equity in the entities that own 23 lodging properties and two parking garages and their affiliates.

$650 Million Senior Credit and Term Loan Facility

In June 2026, the Operating Partnership, as borrower, the Company, as parent guarantor, and each party executing the loan documentation as a subsidiary guarantor, entered into the second amended and restated $650 million senior credit facility (the “2026 Senior Credit Facility”) with Bank of America, N.A., as successor administrative agent, and a syndicate of lenders to replace the 2023 senior credit facility (the “2023 Senior Credit Facility”). The 2026 Senior Credit Facility is comprised of a $400 million revolver (the “$400 Million Revolver”), a $200 million term loan (the “$200 Million Term Loan”), and the $50 Million Delayed Draw Term Loan. The 2026 Senior Credit Facility has an accordion feature which allows the Company to increase the total borrowings and commitments under the 2026 Senior Credit Facility up to an aggregate total amount of $900 million for all loans and commitments under the 2026 Senior Credit Facility. The 2026 Senior Credit Facility extends the maturity date of the previous $400 Million Revolver in the 2023 Senior Credit Facility to June 2030, which may be extended by the Company for up to two consecutive six-month periods, subject to certain conditions. The 2026 Senior Credit Facility extends the previous $200 Million Term Loan in the 2023 Senior Credit Facility to June 2031. The $50 Million Delayed Draw Term Loan matures in June 2031. As part of the amendment, at the Company’s current leverage, the interest rate was reduced by 20 basis points from the previous $400 Million Revolver and the previous $200 Million Term Loan in the 2023 Senior Credit Facility.

As part of the amendment, we incurred debt issuance costs of $6.7 million, which are recorded as a reduction to the related debt on our Condensed Consolidated Balance Sheet at June 30, 2026. These costs and $1.6 million of unamortized debt issuance costs from the 2023 Senior Credit Facility will be amortized over the term of the 2026 Senior Credit Facility. Additionally, we recorded $0.6 million of debt issuance costs to the $50 Million Delayed Draw Term Loan as Deferred charges, net on our Condensed Consolidated Balance Sheet at June 30, 2026 as we have not yet drawn any amounts on this loan. This amount will be reclassified as a reduction to the related debt at the time the funds are drawn. Amortization of the costs will commence when we draw on the $50 Million Delayed Draw Term Loan.

At June 30, 2026, our $200 Million Term Loan was fully funded, we had $5.0 million in outstanding borrowings under our $400 Million Revolver, and we had no outstanding borrowings under our $50 Million Delayed Draw Term Loan. Borrowings under the Senior Credit Facility are limited by the value of the Unencumbered Assets.

The $400 Million Revolver bears interest at our option, at either (i) the Secured Overnight Financing Rate (“SOFR”) or term SOFR plus a margin ranging from 140 basis points to 230 basis points depending on the Company's leverage ratio (as defined in the loan documents) or (ii) an applicable base rate (which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 50 basis points, and 1-month term SOFR plus 100 basis points) (the “base rate”) plus a margin ranging from 40 basis points to 130 basis points, depending on the Company's leverage ratio (as defined in the loan documents).

The $200 Million Term Loan and $50 Million Delayed Draw Term Loan each bear interest, at our option, at either (i) daily SOFR or term SOFR plus a margin ranging from 135 basis points to 225 basis points, depending on the Company's leverage ratio (as defined in the loan documents) or (ii) the base rate plus a margin ranging from 35 basis points to 125 basis points, depending on the Company's leverage ratio (as defined in the loan documents).

We are also required to pay an unused fee (the “Revolver Unused Fee”) on the undrawn portion of the $400 Million Revolver and the $50 Million Delayed Draw Term Loan. The Revolver Unused Fee for the $400 Million Revolver is calculated on a daily basis on the unused amount of the $400 Million Revolver multiplied by (i) 0.25% per annum in the event that the unused amount is greater than 50% of the maximum aggregate amount of the $400 Million Revolver, or (ii) 0.20% per annum in the event that the unused amount is equal to or less than 50% of the maximum aggregate amount of the $400 Million Revolver. The Revolver Unused Fee is payable quarterly in arrears and on the final maturity date of the $400 Million Revolver and the $50 Million Delayed Draw Term Loan. In addition, on a quarterly basis commencing on the forty-fifth (45th) day following the closing date of the 2026 Senior Credit Facility and until the $50 million Delayed Draw Term Loan is fully funded or the commitments thereunder terminate, we are required to pay a fee on the unused portion of the $50 million Delayed Draw Term Loan equal to the unused amount of the $50 million Delayed Draw Term Loan multiplied by 0.25% per annum.

We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2026 Senior Credit Facility.

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

The 2024 Term Loan has an initial maturity date of February 2027 and can be extended for two 12-month periods by the Company, subject to certain conditions. At June 30, 2026, the 2024 Term Loan was fully funded.

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

The 2025 Delayed Draw Term Loan has an initial maturity date of March 2028 and can be extended for two 12-month periods by the Company, subject to certain conditions, resulting in a fully extended maturity of March 2030. At June 30, 2026, the 2025 Delayed Draw Term Loan was fully funded. Advances under the 2025 Delayed Draw Term Loan bear interest at varying rates based upon, at our option, either (i) daily SOFR or term SOFR, plus a margin ranging from 135 basis points to 235 basis points depending on our leverage ratio, or (ii) the base rate, plus a base rate margin ranging from 35 basis points to 135 basis points, depending on our leverage ratio.

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

Convertible Senior Notes and Capped Call Options

In January 2021, we entered into an underwriting agreement (the “Convertible Notes Offering”) pursuant to which the Company agreed to offer and sell an aggregate of $287.5 million of 1.50% convertible senior notes due in February 2026 (the “Convertible Notes”). The net proceeds from the Convertible Notes Offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company (including net proceeds from the full exercise by the underwriters of their over-allotment option to purchase additional Convertible Notes), were approximately $280 million before consideration of the execution of certain capped call options. These proceeds were used to pay the cost of the capped call options and to partially repay outstanding obligations under our senior credit facility that was replaced by the 2023 Senior Credit Facility and another term loan.

The Convertible Notes matured on February 15, 2026 (the “Maturity Date”). The Company recorded interest expense of $0.5 million and $2.2 million for the six-month periods ended June 30, 2026 and 2025, respectively. The Company incurred debt issuance costs related to the Convertible Notes Offering of $7.6 million, of which $0.4 million was amortized as non-cash interest expense for the three-month period ended June 30, 2025, and $0.2 million and $0.7 million for the six-month periods ended June 30, 2026 and 2025, respectively. Including the amortization of the debt issuance costs, the effective interest rate on the Convertible Notes was approximately 2.00% for the period it was outstanding during the six months ended June 30, 2026, and for the three and six-month periods ended June 30, 2025.

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

At June 30, 2026, we had $125 million outstanding under the $125 Million Revolver and the $125 Million Term Loan was fully funded. Both the $125 Million Revolver and the $125 Million Term Loan have an initial maturity date of September 2027, which may be extended by the Borrower for an additional year, subject to certain conditions.

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

In July 2025, the Term Loan Borrower entered into a $400 million term loan (the “2025 GIC Joint Venture Term Loan”) with Bank of America, N.A., as administrative agent, and a syndicate of lenders to refinance and replace the 2022 GIC Joint Venture Term Loan. As part of the transaction, we incurred costs of $4.7 million, which are recorded as a discount on the related debt on our Condensed Consolidated Balance Sheet at June 30, 2026. These costs and $0.5 million of unamortized debt issuance costs from the 2022 GIC Joint Venture Term Loan will be amortized over the term of the 2025 GIC Joint Venture Term Loan.

The 2025 GIC Joint Venture Term Loan has an accordion feature that permits an increase in the total commitments by up to $200 million, for aggregate potential borrowings of up to $600 million. The 2025 GIC Joint Venture Term Loan will mature in July 2028 and can be extended for two 12-month periods at the option of the GIC Joint Venture, subject to certain conditions. As such, the 2025 GIC Joint Venture Term Loan has a fully extended maturity date of July 2030. At June 30, 2026, we had $383.4 million outstanding on the 2025 GIC Joint Venture Term Loan.

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

At June 30, 2026, the 2025 GIC Joint Venture Term Loan is secured primarily by a first priority pledge of the Term Loan Borrower's equity interests in the subsidiaries that hold a direct or indirect interest in the remaining 23 lodging properties and two parking facilities purchased in the NCI Transaction that constitute borrowing base assets.

We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2025 GIC Joint Venture Term Loan.

PACE Loan

As part of the NCI Transaction, a subsidiary of the GIC Joint Venture assumed a Property Assessed Clean Energy (“PACE”) loan of approximately $6.5 million. The loan bears fixed interest at 6.10%, has an amortization period of 20 years, and matures in July 2040. The PACE loan is secured by an assessment lien imposed by the County of Tarrant, TX for the benefit of the lender. At June 30, 2026, the outstanding balance of the PACE loan was $5.5 million.

Brickell Mortgage Loan

In June 2022, the Company entered into a joint venture (the “Brickell Joint Venture”) with C-F Brickell, LLC (“C-F Brickell”) to acquire the dual-branded 264-guestroom AC Hotel by Marriott and Element Hotel in Miami, FL (together the “AC/Element Hotel”). The Brickell Joint Venture entered into a $47 million mortgage loan and non-recourse guarantee with City National Bank of Florida to fund a portion of the Initial Purchase Option. In May 2025, the Brickell Joint Venture closed on a $58 million mortgage loan (the “Brickell Mortgage Loan”) with Wells Fargo Bank, N.A., as administrative agent, the proceeds of which were primarily used to repay the $45.4 million outstanding balance of the mortgage loan with City National Bank of Florida that was scheduled to mature in June 2025.

In May 2026, the Brickell Mortgage Loan was amended to reduce the interest rate by 30 basis points from one-month term SOFR plus 260 to one-month term SOFR plus 230 basis points. Payments on the Brickell Mortgage Loan are interest-only during the term of the loan, subject to certain financial requirements. The Brickell Mortgage Loan will mature in May 2028, and can be extended for two 12-month periods at the option of the Brickell Joint Venture, subject to certain conditions, for a fully extended maturity of May 2030.

NOTE 6 - LEASES

The Company has operating leases related to the land under certain lodging properties, conference centers, parking spaces, automobiles, our corporate office, and miscellaneous office equipment. These leases have remaining terms of one year to 72.0 years, some of which include options to extend the leases for additional years. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize rental expense for these leases on a straight-line basis over the lease term.

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business.

Our right-of-use assets and related liabilities include renewal options reasonably certain to be exercised. We base our lease calculations on our estimated incremental borrowing rate. As of June 30, 2026 and December 31, 2025, our weighted average incremental borrowing rate was 4.9% and 4.8%, respectively.

The Company's total operating lease cost was $1.2 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively, and the cash payments on operating leases were $1.2 million and $1.1 million, respectively, during each of the three months ended June 30, 2026 and 2025.

The Company's total operating lease cost was $2.4 million and $2.3 million for the six months ended June 30, 2026 and 2025, respectively, and the cash payments on operating leases were $2.2 million and $2.1 million, respectively, during the six months ended June 30, 2026 and 2025.

As of June 30, 2026 and December 31, 2025, the weighted-average operating lease term was approximately 31.0 years and 31.4 years, respectively.

Operating lease maturities at June 30, 2026 are as follows (in thousands):

For the Year Ending December 31,	Amount
2026	$1,271
2027	2,598
2028	2,408
2029	2,178
2030	1,507
Thereafter	32,455
Total lease payments (1)	42,417
Less: Imputed interest	(18,446)
Total	$23,971

(1)Certain payments above include future increases to the minimum fixed rent based on the Consumer Price Index in effect at the initial measurement of the lease balances.

In addition, we rent or lease commercial space in certain of our lodging properties to third parties. We recorded gross third-party tenant income of $1.1 million and $1.3 million during the three months ended June 30, 2026 and 2025, respectively, and $2.1 million and $2.4 million during the six months ended June 30, 2026 and 2025, respectively, in Other income, net on our Condensed Consolidated Statements of Operations.

As of June 30, 2026, non-cancelable commercial operating leases provide for future minimum rental income as follows (in thousands):

For the Year Ending December 31,	Amount
2026	$1,685
2027	2,749
2028	1,025
2029	736
2030	473
Thereafter	1,638
Total lease payments	$8,306

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at June 30, 2026 and December 31, 2025 is as follows (dollars in thousands):

						Notional Amount		Fair Value
Contract Date	Effective Date		Expiration Date	Average Annual Effective Fixed Rate		June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Operating Partnership:
July 26, 2022	January 31, 2023		January 31, 2027	2.60%		$100,000	$100,000	$728	$816
July 26, 2022	January 31, 2023		January 31, 2029	2.56%		100,000	100,000	3,305	2,161
June 5, 2025	June 2, 2025		May 15, 2028	3.57%		58,000	58,000	384	(404)
November 17, 2025	December 31, 2025		December 31, 2027	3.31%		125,000	125,000	1,175	(109)
Total Operating Partnership						383,000	383,000	5,592	2,464

GIC Joint Venture:
March 24, 2023	July 1, 2023		January 13, 2026	3.35%		—	100,000	—	12
March 24, 2023	July 1, 2023		January 13, 2026	3.35%		—	100,000	—	12
January 19, 2024	October 1, 2024		January 13, 2026	3.77%		—	100,000	—	(2)
August 25, 2025	January 13, 2026	(2)	January 13, 2028	3.26%		150,000	150,000	1,558	(4)
August 25, 2025	January 13, 2026	(2)	January 13, 2028	3.27%		150,000	150,000	1,548	(17)
Total GIC Joint Venture						300,000	600,000	3,106	1
Total				3.10%	(1)	$683,000	$983,000	$8,698	$2,465
(1)    Represents the weighted-average effective interest rate of our current interest rate swaps at June 30, 2026.
(2)    In August 2025, the GIC Joint Venture entered into two $150 million forward starting interest rate swaps to fix one-month term SOFR to replace $300 million of existing GIC Joint Venture interest rate swaps that matured in January 2026. The forward starting interest rate swaps were outstanding at December 31, 2025 but did not become effective until January 13, 2026.

At June 30, 2026, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 51% of our total pro rata indebtedness when taking into consideration interest rate swaps that are currently in effect.

At June 30, 2026 and December 31, 2025, we had interest rate swaps in effect to convert $683 million of debt with variable interest rates to fixed interest rates. The interest rate swaps are carried at fair value on our Condensed Consolidated Balance Sheets. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date.

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At June 30, 2026, all of our interest rate swaps were in an asset position. At December 31, 2025, four of our interest rate swaps were in an asset position and five were in a liability position. Derivative assets related to our interest rate swaps are recorded in Other assets and derivative liabilities are recorded in Accrued expenses and other on our Condensed Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Accumulated other comprehensive income on our Condensed Consolidated Balance Sheets and are reclassified to Interest expense on our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings. In the next 12 months, we estimate that $5.1 million will be reclassified from Accumulated other comprehensive income and recorded as a decrease to Interest expense.

We characterize the realized and unrealized gain or loss related to derivative financial instruments designated as cash flow hedges as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized gain (loss) recognized in Accumulated other comprehensive income (loss) on derivative financial instruments	$3,943	$(395)	$8,145	$(2,093)
Gain reclassified from Accumulated other comprehensive income to Interest expense	$940	$2,023	$1,912	$3,992
Total interest expense and other finance expense presented on the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$22,068	$20,628	$42,518	$40,584

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

Changes in Common Stock were as follows:

	Six Months Ended June 30,
	2026	2025
Beginning shares of Common Stock outstanding	108,798,686	108,435,663
Common Unit redemptions	—	2,923,797
Shares repurchased under the 2025 Share Repurchase Program	(1,481,959)	(3,585,179)
Grants under the Equity Plan (as defined below in Note 12 - Equity-Based Compensation)	1,691,204	1,269,495
Annual grants to independent directors	156,051	189,826
Performance and time-based share forfeitures	(1,093,605)	(182,711)
Shares acquired for employee withholding requirements	(216,360)	(239,383)
Ending shares of Common Stock outstanding	107,854,017	108,811,508

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

During the three and six months ended June 30, 2026, the Company repurchased 48,936 and 1,481,959 shares of our Common Stock, respectively, under the 2025 Share Repurchase Program for an aggregate purchase price and commissions of $0.2 million and $6.2 million, respectively, or an average of approximately $4.27 per share for repurchases during the three months ended June 30, 2026 and $4.17 per share for repurchases during the six months ended June 30, 2026. As of June 30, 2026, approximately $28.4 million remained available for repurchase under the 2025 Share Repurchase Program.

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

During the six months ended June 30, 2025, 2.9 million Common Units were converted to shares of our Common Stock. The conversion was recorded based on the average value per Common Unit on the original issuance dates. NewcrestImage owned approximately 12.9 million Common Units at both June 30, 2026 and December 31, 2025, respectively, which represents virtually all of the Common Units owned by unaffiliated third parties.

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

Non-controlling Interests in Consolidated Joint Ventures

At June 30, 2026, the Company is a partner with a majority equity interest in the three joint ventures described below, which are consolidated in our Condensed Consolidated Financial Statements. The portion of income (loss) related to our joint ventures allocated to these non-controlling interests is included on the Company’s Condensed Consolidated Statements of Operations as Income (loss) attributable to non-controlling interests.

GIC Joint Venture

In July 2019, the Company entered into the GIC Joint Venture to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the GIC Joint Venture and has historically and in the future intends to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the GIC Joint Venture and has the potential to earn incentive fees based on the GIC Joint Venture achieving certain return thresholds. At June 30, 2026, the GIC Joint Venture owns 39 lodging properties containing 5,503 guestrooms in 11 states.

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

As part of the Onera Amendment, the Company entered into a purchase option agreement with Onera that gives the Company the option to purchase Onera’s remaining 10% interest in the Onera Joint Venture at fair value based on independent third-party appraisals. The option is exercisable from October 1, 2027 until January 31, 2028, or upon the termination of the management agreement for the underlying property, if sooner.

Redeemable Non-controlling Interests

In connection with the NCI Transaction, Summit Hotel GP, LLC, a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership, on its own behalf as general partner of the Operating Partnership and on behalf of the limited partners of the Operating Partnership, on January 13, 2022, entered into the Tenth Amendment (the “Tenth Amendment”) to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, to provide for the issuance of up to 2,000,000 Series Z Preferred Units. In January 2022 and March 2022, in connection with the NCI Transaction, the Operating Partnership issued an aggregate of 2,000,000 Series Z Preferred Units as partial consideration for the purchase. At June 30, 2026, the redeemable Series Z Preferred Units issued in connection with the NCI Transaction are recorded as temporary equity and reflected as Redeemable non-controlling interests on our Condensed Consolidated Balance Sheets.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at June 30, 2026 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$8,698	$—	$8,698
Onera Purchase Option	—	—	931	931

	Fair Value Measurements at December 31, 2025 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$3,001	$—	$3,001
Onera Purchase Option	—	—	931	931
Liabilities:
Interest rate swaps	—	536	—	536

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
(1)The Purchase Option is exercisable through March 2027.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Franchise Agreements

All of our lodging properties (with the exception of the Onera Joint Venture property and the Nordic Lodge - Steamboat Springs, CO property) operate under franchise agreements with major hotel franchisors. The initial terms of our franchise agreements generally range from 10 to 30 years with various extension provisions. Each franchisor receives franchise fees ranging from 4% to 8% of each lodging property’s room revenue, and some agreements require that we pay marketing fees of up to 4.3% of room revenue. In addition, some of these franchise agreements require that we deposit into a reserve fund for capital expenditures up to 5% of the lodging property's gross room revenue to ensure that we comply with the franchisor's standards and requirements. We also pay fees to our franchisors for services related to reservation and information systems. We expensed fees related to our franchise agreements of $15.5 million and $15.0 million for the three months ended June 30, 2026 and 2025, respectively, and $29.8 million and $28.8 million for the six months ended June 30, 2026 and 2025, respectively.

Management Agreements

Our lodging properties operate pursuant to management agreements with various professional third-party management companies. The remaining terms of our management agreements range from month-to-month to seven years and have various extension provisions. Each management company receives a base management fee, which is a percentage of total lodging property revenues. In addition, our lodging property management agreements generally provide that the lodging property manager can earn an incentive fee for hotel-level Earnings Before Interest, Taxes, Depreciation and Amortization over certain thresholds of a required investment return. In some cases, there are also monthly fees for certain services, such as accounting and shared services, based on the number of guestrooms. Generally, there are also incentive fees payable to our property managers based on attaining certain financial thresholds at lodging properties under their management. Management fee expenses were $4.4 million for each of the three months ended June 30, 2026 and 2025, respectively, and $8.6 million and $8.9 million for the six months ended June 30, 2026 and 2025, respectively.

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

Stock options granted may be either incentive stock options or non-qualified stock options. Vesting terms may vary with each grant. At June 30, 2026, we only have outstanding restricted stock awards. All of our outstanding equity-based awards are classified as equity awards.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock award activity under our Equity Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2025	1,386,182	$6.73	$6,751
Granted	865,706	4.13
Vested	(493,127)	7.02
Forfeited	(240,049)	5.23
Non-vested at June 30, 2026	1,518,712	$5.39	$10,646

The awards granted to our non-executive employees vest over a three-year period based on continuous service (25% on the first and second anniversary of the grant date and 50% on the third anniversary of the grant date).

The awards granted to our executive officers generally vest over a three-year period based on continuous service (25% on the first and second anniversary of the grant date and 50% on the third anniversary of the grant date), subject to continued service through the applicable vesting date, except in certain terminations of employment or in certain circumstances upon a change in control and are subject to the other conditions described in the Equity Plan or award document.

The holders of these time-based restricted stock awards have the right to vote their unvested restricted shares of Common Stock and receive all dividends declared and paid whether or not vested. The fair value of time-based restricted stock awards granted is calculated based on the market value of our Common Stock on the date of grant.

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under the Equity Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2025	1,509,788	$8.26	$7,353
Granted	825,498	4.40
Forfeited	(853,556)	8.11
Non-vested at June 30, 2026	1,481,730	$6.19	$10,387

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

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate general and administrative expenses on the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Time-based restricted stock	$730	$982	$1,722	$1,909
Performance-based restricted stock	(169)	1,031	840	2,020
Director stock (1)	865	776	865	776
	$1,426	$2,789	$3,427	$4,705
(1) Represents annual stock awards to members of our Board of Directors that vest immediately upon grant.

We recognize equity-based compensation expense ratably over the vesting periods. In June 2026, the Company recognized a $1.4 million credit to stock-based compensation expense resulting from the reversal of previously recognized compensation expense upon the forfeiture of unvested awards following the departure of the Company's former Chief Financial Officer.

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $11.0 million at June 30, 2026 and will be recorded as follows (in thousands):

	Total	2026	2027	2028	2029
Time-based restricted stock	$5,893	$1,819	$2,655	$1,232	$187
Performance-based restricted stock	5,114	1,539	2,255	1,147	173
	$11,007	$3,358	$4,910	$2,379	$360

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

We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. Certain of our TRS Lessees have incurred operating losses in the past and the realizability of certain of our deferred tax assets as of June 30, 2026 is not reasonably assured. Therefore, we have recorded a valuation allowance of $2.7 million against a portion of our deferred tax assets at June 30, 2026. We may reverse the valuation allowance in the future as additional evidence becomes available to support the realizability of the deferred tax assets.

The Company accounts for income taxes in interim periods in accordance with ASC No. 740 - Income Taxes. Under ASC No. 740, income tax expense (benefit) is recognized in interim periods based on our best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. This estimated annual effective tax rate is updated quarterly and applied to year-to-date consolidated ordinary income (loss). Estimates of the annual effective tax rate are, of necessity, based on evaluations of possible future events and transactions that may be subject to subsequent refinement or revision. Actual tax expense for the full fiscal year may vary from these interim period estimates if actual full-year operating results, tax planning strategies, or jurisdictions in which income is earned differ significantly from our current forecasts. Tax effects of discrete, unusual, or infrequently occurring items are recognized entirely in the interim period in which they occur. The Company recorded an income tax benefit of $1.4 million and an income tax expense of $1.2 million for the three months ended June 30, 2026 and 2025, respectively, and an income tax benefit of $0.5 million and an income tax expense of $1.9 million for the six months ended June 30, 2026 and 2025, respectively.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. In general, we are not subject to tax examinations by tax authorities for years before 2022. In the normal course of business, we are subject to examination by federal, state, and local jurisdictions where applicable. We had no unrecognized tax benefits at June 30, 2026. We expect no significant increase or decrease in unrecognized tax benefits due to changes in tax positions within the next year.

NOTE 14 - EARNINGS PER SHARE

The following is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$9,735	$2,037	$3,822	$2,660
Adjusted for:
Distributions to and accretion of redeemable non-controlling interests	(657)	(657)	(1,314)	(1,314)
Preferred dividends	(3,968)	(3,968)	(7,938)	(7,938)
(Income) loss attributable to non-controlling interests in joint ventures	(776)	769	(1,944)	(514)
Dividends paid on unvested time-based restricted stock	(141)	(117)	(251)	(210)
Allocation of (income) loss to Common Units	(467)	210	800	782
Numerator for income (loss) per common stockholder - basic and diluted	$3,726	$(1,726)	$(6,825)	$(6,534)

Denominator:
Weighted average common shares outstanding - basic	104,768	107,633	105,241	107,820
Adjusted for:
Dilutive effect of equity-based compensation awards	1,413	—	—	—
Weighted average common shares outstanding - diluted	106,181	107,633	105,241	107,820

Net income (loss) per share available to common stockholders:
Basic	$0.04	$(0.02)	$(0.06)	$(0.06)
Diluted	$0.04	$(0.02)	$(0.06)	$(0.06)

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

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash payments for interest	$39,391	$37,908
Accrued improvements to lodging properties	$4,461	$8,101
Cash payments for income taxes, net of refunds	$1,231	$1,099
Accrued and unpaid dividends on unvested performance-based restricted stock	$516	$522

NOTE 16 - SEGMENT INFORMATION

We have investments in lodging properties located in 24 states. Our lodging properties derive revenue primarily from guestroom sales, food and beverage sales, and revenues from other lodging services and amenities. Our President and Chief Executive Officer, who serves as our Chief Operating Decision Maker (“CODM”), evaluates the performance, makes capital allocation decisions, and manages the overall operating and investing strategy of each hotel individually. As such, we consider each lodging property to be an operating segment. Each of our properties has similar economic characteristics and risks, facilities, and services and distribute their products and services in the same manner through third-party management companies. Therefore, all of our lodging properties are aggregated into a single reportable segment. The accounting policies of the lodging property segment are the same as those described in “Note 2 - Basis of Presentation and Significant Accounting Policies” to the Condensed Consolidated Financial Statements. Our measure of segment assets is total assets as reported on our Condensed Consolidated Balance Sheets.

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

Lodging revenues and Hotel EBITDA, including significant lodging expenses for our single reportable operating segment, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lodging property revenues:
Room	$176,137	$170,599	$338,701	$334,330
Food and beverage	11,098	11,195	22,558	22,185
Other	11,784	11,123	22,813	20,880
Total revenues	199,019	192,917	384,072	377,395

Lodging property expenses:
Room	39,352	39,166	75,699	75,298
Sales and marketing	25,502	24,807	49,485	48,557
Administrative and general	15,061	14,833	29,594	29,328
Property taxes, insurance and other	13,571	13,706	27,455	27,017
Food and beverage	8,480	8,388	17,000	16,379
Property operations & maintenance	8,053	8,256	15,882	16,077
Utility costs	7,207	6,931	14,837	13,969
Management fees	4,366	4,411	8,587	8,906
Other lodging property expenses	4,848	4,116	9,523	7,934
Total lodging property expenses	126,440	124,614	248,062	243,465
Hotel EBITDA	$72,579	$68,303	$136,010	$133,930

A reconciliation of Income from continuing operations before income taxes as shown on our Condensed Consolidated Statements of Operations to Hotel EBITDA is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income from continuing operations before income taxes	$8,305	$3,215	$3,284	$4,592
Adjusted for:
Depreciation and amortization	36,413	37,259	73,187	74,489
Corporate general and administrative	7,415	8,280	16,260	16,851
Loss on write-down of assets	—	—	3,641	—
(Gain) loss on disposal of assets, net	(134)	80	(94)	79
Interest expense	22,068	20,628	42,518	40,584
Interest income	(301)	(301)	(547)	(577)
Other income, net	(1,187)	(858)	(2,239)	(2,088)
Hotel EBITDA	$72,579	$68,303	$136,010	$133,930

NOTE 17 - RELATED PARTY TRANSACTION

In June 2026, our GIC Joint Venture acquired an approximately one acre undeveloped parcel of land in Frisco, Texas for $1.4 million from an entity affiliated with Mehulkumar B. Patel, a member of our Board of Directors (the “Related Party Transaction”). The parcel is adjacent to the three GIC Joint Venture owned lodging properties in Frisco, TX that were acquired as part of the NCI Transaction. The purchase price was negotiated based on an independent third-party appraisal, which used market participant assumptions and valuation techniques consistent with ASC No. 820 - Fair Value Measurement, including consideration of comparable market data and the asset’s highest and best use. As such, we believe that the terms of the Related Party Transaction were consistent with market rates. Furthermore, the Related Party Transaction was reviewed and approved by our Board of Directors in accordance with our related party transaction policy. We have no continuing obligations related to the seller.

NOTE 18 - SUBSEQUENT EVENTS

Dividends

On July 28, 2026, our Board of Directors declared quarterly cash dividends and distributions of $0.08 per share on our Common Stock and per Common Unit of the Operating Partnership and cash dividends of $0.390625 per share of 6.25% Series E Preferred Stock and $0.3671875 per share of 5.875% Series F Preferred Stock. The Board of Directors also declared on behalf of the Operating Partnership, a cash distribution of $0.328125 per share of the Operating Partnership's unregistered 5.25% Series Z Cumulative Perpetual Preferred Units. The dividends and distributions are payable on August 31, 2026 to holders of record as of August 17, 2026.

Pending Property Sale

In April 2026, we entered into a purchase and sale agreement to sell the 103-guestroom Courtyard by Marriott, Dallas (Arlington South), TX and the 96-guestroom Residence Inn by Marriott, Dallas (Arlington South), TX for a combined selling price of $19.0 million. We completed the sale of the properties on July 22, 2026 in accordance with the terms described above. The net selling price of the lodging properties approximated their aggregate net book value on the closing date.

PART I — FINANCIAL INFORMATION

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
•the effect of government shutdowns;
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

•risks associated with lodging property acquisitions, including the ability to ramp up and stabilize newly-acquired lodging properties with limited or no operating history or that require substantial amounts of capital improvements for us to earn economic returns consistent with our expectations at the time of acquisition;
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

Overview

Summit Hotel Properties, Inc. is a self-managed lodging property investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. Our lodging properties are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership, Summit Hotel OP, LP (the “Operating Partnership”). Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At June 30, 2026, we owned, directly and indirectly, approximately 89% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding 6.25% Series E and 5.875% Series F preferred units of limited partnership interest. NewcrestImage Holdings, LLC and NewcrestImage Holdings II, LLC own all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units of the Operating Partnership (“Series Z Preferred Units”), which were issued as part of the NCI Transaction (as defined in “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as “Preferred Units.”

At June 30, 2026, our portfolio consisted of 94 lodging properties with a total of 14,226 guestrooms located in 24 states of the United States of America. We own our lodging properties in fee simple, except for six lodging properties which are subject to ground leases or subleases. As of June 30, 2026, we own 100% of the outstanding equity interests in 52 of the 94 lodging properties. We own a 51% controlling interest in 39 lodging properties through a joint venture that was formed in July 2019 with USFI G-Peak, Ltd. (“GIC”), a private limited company incorporated in the Republic of Singapore (the “GIC Joint Venture”). We also own 90% equity interests in two separate joint ventures (the “Brickell Joint Venture” and the “Onera Joint Venture”). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

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

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of demand, and therefore lodging revenues, include changes in gross domestic product, corporate profits, capital investments, employment, government policy, inbound international travel, and consumer and corporate sentiment. Hotel demand and pricing dynamics have improved in recent months and, combined with a stabilized cost environment, have resulted in hotel level profit margins expanding. However, certain costs continue to grow above historical levels and changes in hotel demand patterns or operating cost dynamics could affect our ability to continue to drive hotel level profit growth.

During the second quarter of 2026, we experienced strong same-store RevPAR growth, driven by an increase in ADR, which offset a slight decline in occupancy. Total portfolio revenue grew year-over-year, primarily from an increase in room revenue with other revenue categories, such as food and beverage and ancillary services, also growing in the period. The current outlook for the industry remains positive, with expectations of sustained growth in room night demand and ADR, supported by limited supply growth and increasing travel demand.

Our Lodging Property Portfolio

According to current chain scales as defined by STR Global (“STR”), as of June 30, 2026, six of our lodging properties with a total of 954 guestrooms are categorized as Upper-upscale hotels, 71 of our lodging properties with a total of 10,944 guestrooms are categorized as Upscale hotels and 15 of our lodging properties with a total of 2,248 guestrooms are categorized as Upper-midscale hotels. We have two independent lodging properties that are not categorized by STR. Lodging property information at June 30, 2026 is as follows:

Franchise/Brand	Number of Lodging Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	14	2,618
Residence Inn by Marriott	16	2,256
AC Hotel by Marriott	6	1,026
SpringHill Suites by Marriott	6	775
TownePlace Suites	2	225
Marriott	1	165
Fairfield Inn & Suites by Marriott	1	140
Element by Marriott	1	108
Total Marriott	47	7,313
Hilton
Hampton Inn & Suites	9	1,412
Hilton Garden Inn	7	1,102
Homewood Suites	3	369
Embassy Suites	2	346
Canopy Hotel	2	326
DoubleTree by Hilton	1	210
Total Hilton	24	3,765
Hyatt
Hyatt Place	13	1,893
Hyatt House	3	466
Total Hyatt	16	2,359
IHG
Holiday Inn Express & Suites	3	471
Staybridge Suites	1	121
Hotel Indigo	1	117
Total IHG	5	709
Independent
Nordic Lodge	1	45
Onera	1	35
Total Independent	2	80
Total	94	14,226

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

Comparison of the Three Months Ended June 30, 2026 with the Three Months Ended June 30, 2025

The following table contains key operating metrics for our portfolio for the three months ended June 30, 2026 compared with the three months ended June 30, 2025 (dollars in thousands, except ADR and RevPAR).

	Three Months Ended June 30,				Quarter-over-Quarter		Quarter-over-Quarter
	2026		2025		Dollar Change		Percentage Change
	Total Portfolio (94 properties)	Same-Store (1) Portfolio (94 properties)	Total Portfolio (97 properties)	Same-Store Portfolio (94 properties)	Total Portfolio (94/97 properties)	Same-Store Portfolio (94 properties)	Total Portfolio (94/97 properties)	Same-Store Portfolio (94 properties)
Revenues:
Room	$176,137	$176,137	$170,599	$167,436	$5,538	$8,701	3.2%	5.2%
Food and beverage	11,098	11,098	11,195	10,904	(97)	194	(0.9)%	1.8%
Other	11,784	11,784	11,123	10,902	661	882	5.9%	8.1%
Total	$199,019	$199,019	$192,917	$189,242	$6,102	$9,777	3.2%	5.2%

Expenses:
Room	$39,352	$39,350	$39,166	$38,502	$186	$848	0.5%	2.2%
Food and beverage	8,480	8,480	8,388	8,140	92	340	1.1%	4.2%
Other lodging property operating expenses	60,671	60,677	58,943	57,541	1,728	3,136	2.9%	5.5%
Total	$108,503	$108,507	$106,497	$104,183	$2,006	$4,324	1.9%	4.2%

Operational Statistics:
Occupancy	76.3%	76.3%	77.7%	77.7%	n/a	n/a	(1.9)%	(1.9)%
ADR	$178.42	$178.42	$165.70	$166.63	$12.72	$11.79	7.7%	7.1%
RevPAR	$136.06	$136.06	$128.79	$129.54	$7.27	$6.52	5.6%	5.0%

(1)    Same-store information includes operating results for 94 hotels owned by the Company as of January 1, 2025, and at all times during the three months ended June 30, 2026, and 2025.

The portfolio information above for the three months ended June 30, 2026 and 2025 reflects operating results for various portions of each period for certain lodging properties as a result of sales of lodging properties. The following table details how the disposition transactions affect each reporting period:

	Transaction	Portion of Operating Results Included For The Three Months Ended June 30,
	Date	2026	2025
Sold Properties:		(Total Portfolio)
Courtyard by Marriott - Amarillo, TX	October 2025	None	Full Period
Courtyard by Marriott - Kansas City, MO	October 2025	None	Full Period
Hilton Garden Inn - Longview, TX	February 2026	None	Full Period

Changes from the three months ended June 30, 2026 compared with the three months ended June 30, 2025 were due to the following:

•Revenues and RevPAR. Room revenues for our total portfolio during the second quarter of 2026 compared with the second quarter of 2025 increased by $5.5 million primarily as a result of an $8.7 million increase in same-store room revenues, partially offset by a $3.2 million decrease due to the sale of three lodging properties (collectively, the “Sold Properties”). The same-store increase was primarily driven by improved strong ADR performance across substantially all of our markets, in addition to incremental demand related to special events in certain markets such as the FIFA 2026 World Cup tournament, as well as ongoing performance improvement from the Courtyard Oceanside Fort Lauderdale Beach following the comprehensive renovation.

Occupancy decreased 1.9% and ADR increased by 7.7% for the total portfolio during the second quarter of 2026, which resulted in a 5.6% increase in RevPAR. On a same-store basis, we experienced a decrease of 1.9% in occupancy and a 7.1% increase in ADR during the second quarter of 2026. This resulted in an increase in same-store RevPAR of 5.0%. The increase in ADR was driven by improved performance in higher rated demand segments, notably the retail segment, and broad-based improvements in the corporate negotiated segment.

•Room Expenses. Room expenses for our total portfolio for the second quarter of 2026 compared with the second quarter of 2025 increased $0.2 million as a result of a $0.8 million increase in same-store room expenses primarily related to increases in wages and employee benefits, which were partially offset by decreased utilization of contract labor. The same-store increase was partially offset by a $0.6 million decrease due to the sale of the Sold Properties.

•Food and Beverage Revenues and Expenses. Total portfolio food and beverage revenues decreased $0.1 million for the second quarter of 2026 primarily due to a $0.3 million decrease from the sale of the Sold Properties, partially offset by a $0.2 million increase in same-store food and beverage revenues driven by increased banquet and catering sales. Total portfolio food and beverage expenses increased by $0.1 million as a result of a $0.3 million increase in same-store food and beverage expenses due to increases in labor and benefit expenses, partially offset by a $0.2 million decrease due to the sale of the Sold Properties.

•Other Lodging Property Operating Revenues and Expenses. Other lodging property operating revenues for our total portfolio during the second quarter of 2026 compared with the second quarter of 2025 increased $0.7 million as a result of a $0.9 million increase in same-store other revenues due to increases in resort and parking fees, partially offset by a $0.2 million decrease due to the sale of the Sold Properties.

The $1.7 million increase in other lodging property operating expenses for the total portfolio for the three months ended June 30, 2026 in comparison with the three months ended June 30, 2025 was attributable to a $3.1 million increase in same-store other lodging property operating expenses partially offset by a $1.4 million decrease due to the sale of the Sold Properties. The same-store increase was driven by increased franchise royalty and related brand fees as well as increased credit card fees, which was commensurate with increases in revenues, and an increase in administrative and general expenses due to increases in wages and earned incentives as a result of improved performance.

The following table includes other consolidated income and expenses for the three months ended June 30, 2026 compared with the three months ended June 30, 2025 (dollars in thousands):

	Three Months Ended June 30,
	2026	2025	Dollar Change	Percentage Change
Property taxes, insurance and other	$13,571	$13,706	$(135)	(1.0)%
Management fees	4,366	4,411	(45)	(1.0)%
Depreciation and amortization	36,413	37,259	(846)	(2.3)%
Corporate general and administrative	7,415	8,280	(865)	(10.4)%
Interest expense	22,068	20,628	1,440	7.0%
Other income, net	1,187	858	329	38.3%
Income tax (benefit) expense	(1,430)	1,178	(2,608)	nm¹

¹ Not meaningful.

Changes for the three months ended June 30, 2026 compared with the three months ended June 30, 2025 were due to the following:

•Property Taxes, Insurance and Other. Property taxes, insurance and other decreased by $0.1 million during the three months ended June 30, 2026 as a result of a $0.3 million decrease from the sale of the Sold Properties, partially offset by a $0.2 million increase in same-store property taxes, insurance and other.

•Management Fees. Management fees were consistent during the three months ended June 30, 2026, as the increase in same-store management fees driven by an increase in same-store revenues, was offset by the reduction in management fees as a result of the sale of the Sold Properties.

•Depreciation and Amortization. Depreciation and amortization decreased by $0.8 million during the three months ended June 30, 2026 due to a $0.6 million decrease from the sale of the Sold Properties and a $0.2 million decrease in same-store depreciation and amortization, as the reduction from fully depreciated assets exceeded the depreciation of assets placed in service related to completed renovations.

•Corporate General and Administrative. Corporate general and administrative expenses decreased by $0.9 million during the three months ended June 30, 2026 primarily due to the $1.4 million reduction to stock-based compensation expense resulting from the reversal of previously recognized compensation cost upon the forfeiture of unvested stock awards following the departure of our former Chief Financial Officer, partially offset by a $0.3 million increase in corporate employee-related costs, a $0.2 million increase related to software implementation costs and a $0.2 million increase in professional fees.

•Interest Expense. Interest expense increased by $1.4 million during the three months ended June 30, 2026, primarily due to the refinancing in February 2026 of the $287.5 million 1.5% Convertible Notes with the $275 million 2025 Delayed Draw Term Loan, which has a higher variable interest rate, partially offset by a slight decrease in variable interest rates and average outstanding debt balances during the current period.

•Other Income, net. Other income, net for the three months ended June 30, 2026 consists primarily of $0.8 million of third-party tenant income and the realization of approximately $0.6 million of tax rebates related to the NCI Transaction during the period, partially offset by a net casualty loss of $0.3 million and debt transaction costs of $0.1 million.

Other income, net for the three months ended June 30, 2025 consists primarily of $0.9 million of third-party tenant income and the realization of approximately $0.3 million of tax rebates related to the NCI Transaction during the period, partially offset by a net casualty loss of $0.4 million.

•Income Tax Expense. The Company recorded an income tax benefit of $1.4 million during the three months ended June 30, 2026, compared to an income tax expense of $1.2 million during the same period in the previous year. Income tax expense varies based on changes in our effective tax rate and variability in quarterly net income (loss).

Comparison of the Six Months Ended June 30, 2026 with the Six Months Ended June 30, 2025

The following table contains key operating metrics for our portfolio for the six months ended June 30, 2026 compared with the six months ended June 30, 2025 (dollars in thousands, except ADR and RevPAR):

	Six Months Ended June 30,
	2026		2025		Dollar Change		Percentage Change
	Total Portfolio (94 properties)(1)	Same-Store Portfolio (94 properties)(2)	Total Portfolio (97 properties)	Same-Store Portfolio (94 properties)	Total Portfolio (94/97 properties)	Same-Store Portfolio (94 properties)	Total Portfolio (94/97 properties)	Same-Store Portfolio (94 properties)
Revenues:
Room	$338,701	$338,189	$334,330	$328,860	$4,371	$9,329	1.3%	2.8%
Food and beverage	22,558	22,482	22,185	21,672	373	810	1.7%	3.7%
Other	22,813	22,794	20,880	20,481	1,933	2,313	9.3%	11.3%
Total	$384,072	$383,465	$377,395	$371,013	$6,677	$12,452	1.8%	3.4%

Expenses:
Room	$75,699	$75,580	$75,298	$74,070	$401	$1,510	0.5%	2.0%
Food and beverage	17,000	16,926	16,379	15,918	621	1,008	3.8%	6.3%
Other lodging property operating expenses	119,321	119,063	115,865	113,350	3,456	5,713	3.0%	5.0%
Total	$212,020	$211,569	$207,542	$203,338	$4,478	$8,231	2.2%	4.0%

Operational Statistics:
Occupancy	73.9%	73.9%	75.0%	75.1%	n/a	n/a	(1.4)%	(1.6)%
ADR	$177.53	$177.67	$169.22	$170.26	$8.31	$7.41	4.9%	4.4%
RevPAR	$131.23	$131.34	$126.90	$127.92	$4.33	$3.42	3.4%	2.7%

(1)    Total portfolio information includes the operating results of the Hilton Garden Inn - Longview, TX, which was sold in the first quarter of 2026, from January 1, 2026 through the disposition date of February 20, 2026. Therefore, total portfolio operating results reflect 95 lodging properties for a portion of the period.
(2)    Same-store information includes operating results for 94 hotels owned by the Company as of January 1, 2025, and at all times during the six months ended June 30, 2026, and 2025.

The total portfolio information above for the six months ended June 30, 2026 and 2025 reflects operating results for various portions of each period for certain lodging properties as a result of the sales and acquisitions of lodging properties. The following table details how the acquisition and disposition transactions affect each reporting period:

	Transaction	Portion of Operating Results Included For The Six Months Ended June 30,
	Date	2026	2025
Sold Properties:		(Total Portfolio)
Courtyard by Marriott - Amarillo, TX	October 2025	None	Full Period
Courtyard by Marriott - Kansas City, MO	October 2025	None	Full Period
Hilton Garden Inn - Longview, TX	February 2026	Partial Period	Full Period

Changes from the six months ended June 30, 2026 compared with the six months ended June 30, 2025 were due to the following:

•Revenues and RevPAR. Room revenues for our total portfolio for the six months ended June 30, 2026 compared with the six months ended June 30, 2025 increased by $4.4 million as a result of a $9.3 million increase in same-store room revenues, partially offset by a $4.9 million decrease in room revenues due to the effect of the sale of the Sold Properties. The same-store increase was primarily driven by strong ADR performance across substantially all of our markets, in addition to incremental demand related to special events in certain markets such as the FIFA 2026 World Cup tournament, as well as ongoing performance improvement from the Courtyard Oceanside Fort Lauderdale Beach following the comprehensive renovation.

Occupancy decreased by 1.4% and ADR increased by 4.9% for the total portfolio during the six months ended June 30, 2026, which resulted in a 3.4% increase in RevPAR. On a same-store basis, occupancy decreased 1.6% and we experienced a 4.4% increase in ADR during the six months ended June 30, 2026. This resulted in an increase in same-store RevPAR of 2.7% for the six months ended June 30, 2026. The increase in ADR was driven by improved performance in higher rated segments, notably the retail segment, and broad-based improvements in the corporate negotiated segment.

•Room Expenses. Room expenses for our total portfolio for the six months ended June 30, 2026 compared with the six months ended June 30, 2025 increased by $0.4 million primarily due to a $1.5 million increase in same-store room expenses driven by increases in wages and employee benefits, which were partially offset by decreased utilization of contract labor. The same-store increase was partially offset by a $1.1 million decrease as a result of the sale of the Sold Properties.

•Food and Beverage Revenues and Expenses. Total portfolio food and beverage revenues for the six months ended June 30, 2026 increased by $0.4 million due to an $0.8 million increase in same-store food and beverage revenues partially as a result of the completion of the renovation of the Courtyard Oceanside Fort Lauderdale Beach, and increased banquet and catering sales, partially offset by a $0.4 million decrease due to the sale of the Sold Properties. Total portfolio food and beverage expenses increased by $0.6 million, due to a $1.0 million increase in same-store food and beverage expenses primarily due to increases in labor and benefits and costs to support the increase in food and beverage revenues, partially offset by a $0.4 million decrease due to the sale of the Sold Properties.

•Other Revenues and Other Lodging Property Operating Expenses. Other lodging property operating revenues for our total portfolio during the six months ended June 30, 2026 increased by $1.9 million as a result of a $2.3 million increase in same-store other lodging property and operating revenues related to an increase in amenity and parking fees, partially offset by a $0.4 million decrease in other lodging property operating revenues as a result of the sale of the Sold Properties.

The $3.5 million increase in other lodging property operating expenses for the total portfolio for the six months ended June 30, 2026 was driven by a $5.7 million increase in same-store other lodging property operating expenses, partially offset by a $2.3 million decrease due to the sale of the Sold Properties. The same-store increase was driven by increased franchise royalty and related brand fees as well as increased credit card fees, which was commensurate with increases in revenues, and an increase in administrative and general expenses due to increases in wages and earned incentives as a result of improved performance.

The following table includes other consolidated income and expenses for the six months ended June 30, 2026 compared with the six months ended June 30, 2025 (dollars in thousands):

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percentage Change
Property taxes, insurance and other	$27,455	$27,017	$438	1.6%
Management fees	8,587	8,906	(319)	(3.6)%
Depreciation and amortization	73,187	74,489	(1,302)	(1.7)%
Corporate general and administrative	16,260	16,851	(591)	(3.5)%
Interest expense	42,518	40,584	1,934	4.8%
Other income, net	2,239	2,088	151	7.2%
Income tax (benefit) expense	(538)	1,932	(2,470)	nm¹
¹ Not meaningful.

Changes from the six months ended June 30, 2026 compared with the six months ended June 30, 2025 were due to the following:

•Property Taxes, Insurance and Other. The $0.4 million increase in Property taxes, insurance and other during the six months ended June 30, 2026 is due to a $0.9 million increase in same-store property taxes, insurance and other, partially offset by a $0.5 million decrease as a result of the sale of the Sold Properties. The same-store increase is primarily due to an increase in property taxes as a result of higher cash refunds in the comparable prior year period due to successful appeals and increased property assessments in certain locations for the current period, partially offset by a decrease in insurance premiums due to favorable renewal rates in the current period for our property and casualty insurance.

•Management Fees. Management fees decreased by $0.3 million during the six months ended June 30, 2026 primarily due to certain property management transitions in 2025, which resulted in lower management fees during the six months ended June 30, 2026 and the effect of the sale of the Sold Properties.

•Depreciation and Amortization. Depreciation and amortization decreased by $1.3 million during the six months ended June 30, 2026 compared with the six months ended June 30, 2025 primarily due to the sale of the Sold Properties, partially offset by additional depreciation expense related to assets placed in service since the prior year period as a result of completed renovations.

•Corporate General and Administrative. Corporate general and administrative expenses decreased by $0.6 million during the six months ended June 30, 2026, primarily due to the $1.4 million reduction in stock-based compensation expense resulting from the reversal of previously recognized compensation cost upon the forfeiture of unvested stock awards following the departure of our former Chief Financial Officer, partially offset by a $0.5 million increase in corporate employee-related costs and a $0.2 million increase due to software implementation costs.

•Interest Expense. Interest expense increased by $1.9 million during the six months ended June 30, 2026 primarily due to the refinancing in February 2026 of the $287.5 million 1.5% Convertible Notes with the $275 million 2025 Delayed Draw Term Loan, which has a higher variable interest rate and an increase in amortization of debt issuance costs, offset by a decrease in variable interest rates and average outstanding debt balances during the current period.

•Other Income, net. Other income, net for the six months ended June 30, 2026 consists primarily of third-party tenant income of $1.4 million, the realization of $1.2 million of tax rebates related to the NCI Transaction and other miscellaneous items totaling $0.2 million, partially offset by a net casualty loss of $0.6 million.

Other income, net for the six months ended June 30, 2025 consists primarily of third-party tenant income of $1.6 million, the realization of $0.9 million of tax rebates related to the NCI Transaction and other miscellaneous items totaling $0.2 million, partially offset by a net casualty loss of $0.7 million.

•Income Tax Expense. The Company recorded $0.5 million in income tax benefit for the six months ended June 30, 2026, which represents a decrease of $2.5 million from the six months ended June 30, 2025. Income tax expense varies based on changes in our effective tax rate and variability in net income (loss).

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

EBITDA, EBITDAre and Adjusted EBITDAre

The following is an unaudited reconciliation of our Net income, determined in accordance with GAAP, to EBITDA, EBITDAre and Adjusted EBITDAre, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$9,735	$2,037	$3,822	$2,660
Depreciation and amortization	36,413	37,259	73,187	74,489
Interest expense	22,068	20,628	42,518	40,584
Interest income on cash deposits	(177)	(132)	(295)	(245)
Income tax (benefit) expense	(1,430)	1,178	(538)	1,932
EBITDA	66,609	60,970	118,694	119,420
Loss on write-down of assets	—	—	3,641	—
(Gain) loss on disposal of assets and other dispositions, net	(134)	80	(94)	79
EBITDAre	66,475	61,050	122,241	119,499
Amortization of key money liabilities	(164)	(129)	(293)	(258)
Equity-based compensation	1,426	2,789	3,427	4,705
Debt transaction costs	142	15	142	15
Non-cash lease expense, net	122	133	251	266
Casualty losses, net	294	430	622	724
Other	3	—	56	—
(Income) loss related to non-controlling interests in consolidated joint ventures	(776)	769	(1,944)	(514)
Adjustments related to non-controlling interests in consolidated joint ventures	(12,688)	(14,138)	(25,476)	(28,511)
Adjusted EBITDAre	$54,834	$50,919	$99,026	$95,926

Adjusted EBITDAre increased $3.9 million for the three months ended June 30, 2026 in comparison with the three months ended June 30, 2025. The increase is primarily due to improved operating performance, partially offset by the sale of the Sold Properties. Adjusted EBITDAre increased $3.1 million for the six months ended June 30, 2026 in comparison with the six months ended June 30, 2025. The increase is primarily due to improved operating performance in the second quarter of 2026, partially offset by the sale of the Sold Properties.

FFO and AFFO

The following is an unaudited reconciliation of our Net income, determined in accordance with GAAP, to FFO and AFFO (in thousands, except per share/unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$9,735	$2,037	$3,822	$2,660
Preferred dividends	(3,968)	(3,968)	(7,938)	(7,938)
Distributions to and accretion of redeemable non-controlling interests	(657)	(657)	(1,314)	(1,314)
(Income) loss related to non-controlling interests in consolidated joint ventures	(776)	769	(1,944)	(514)
Net income (loss) applicable to common shares and Common Units	4,334	(1,819)	(7,374)	(7,106)
Real estate-related depreciation	35,861	36,694	72,075	73,357
Loss on write-down of assets	—	—	3,641	—
(Gain) loss on disposal of assets and other dispositions, net	(134)	80	(94)	79
FFO adjustments related to non-controlling interests in consolidated joint ventures	(7,623)	(8,069)	(15,220)	(16,248)
FFO applicable to common shares and Common Units	32,438	26,886	53,028	50,082
Amortization of deferred financing costs	1,919	1,677	3,916	3,350
Amortization of franchise fees	165	175	334	350
Amortization of intangible assets, net	224	262	486	524
Equity-based compensation	1,426	2,789	3,427	4,705
Debt transaction costs	142	15	142	15
Non-cash lease expense, net	122	133	251	266
Casualty losses, net	294	430	622	724
Deferred tax (benefit) expense	(1,430)	843	(963)	1,168
Other	3	—	56	—
AFFO adjustments related to non-controlling interests in consolidated joint ventures	(420)	(503)	(891)	(1,118)
AFFO applicable to common shares and Common Units	$34,883	$32,707	$60,408	$60,066
FFO per common share and Common Unit	$0.27	$0.22	$0.44	$0.40
AFFO per common share and Common Unit	$0.29	$0.27	$0.50	$0.49

Weighted-average diluted common shares and Common Units	121,154	123,125	121,511	123,742

The following is an unaudited reconciliation of weighted-average diluted shares of Common Stock to non-GAAP weighted-average diluted shares of Common Shares and Common Units for FFO and AFFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average common shares outstanding - diluted	106,181	107,633	105,241	107,820
Adjusted for:
Non-GAAP adjustment for restricted stock awards (1)	1,964	2,483	3,261	2,393
Non-GAAP adjustment for dilutive effects of Common Units (2)	13,009	13,009	13,009	13,529
Non-GAAP weighted diluted shares of common stock and Common Units	121,154	123,125	121,511	123,742

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

AFFO applicable to shares of common stock and Common Units increased by $2.2 million for the three months ended June 30, 2026 compared with the three months ended June 30, 2025. The increase is primarily due to improved operating performance, partially offset by increased interest expense due to the refinancing of the $287.5 million 1.5% Convertible Notes with the $275 million 2025 Delayed Draw Term Loan in February 2026 and the sale of the Sold Properties.

AFFO applicable to shares of common stock and Common Units increased by $0.3 million for the six months ended June 30, 2026 compared with the six months ended June 30, 2025. The increase is primarily due to improved operating performance in the second quarter of 2026, partially offset by increased interest expense due to the refinancing of the $287.5 million 1.5% Convertible Notes with the $275 million 2025 Delayed Draw Term Loan in February 2026 and the sale of the Sold Properties.

Liquidity and Capital Resources

Our short-term cash obligations consist primarily of operating expenses and other expenditures directly associated with our lodging properties, recurring maintenance and capital expenditures necessary to maintain our lodging properties in accordance with internal and brand standards, capital expenditures to improve our lodging properties, interest payments, settlement of interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, our joint venture acquisitions and capital requirements, contractual lease payments, corporate overhead, and dividends and distributions to our stockholders and unitholders when declared and paid. Our corporate overhead primarily consists of employee compensation expenses, professional fees, corporate insurance and rent expenses. Cash requirements for our corporate overhead expenses (excluding non-cash equity-based compensation), which are generally paid from operating cash flows, were $12.8 million and $12.1 million, for the six months ended June 30, 2026 and 2025, respectively. We generally expect our corporate overhead expenses to remain consistent with the level of our operating activities and market conditions for goods and services.

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

At June 30, 2026, we have scheduled debt principal payments in the next 12 months totaling $0.5 million. In February 2026 we drew upon our $275 million delayed draw term loan (the “2025 Delayed Draw Term Loan”) and $400 Million Revolver (defined in “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements) to repay the outstanding Convertible Notes at their maturity.

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

From time to time, we may repurchase shares of our common stock pursuant to our 2025 Share Repurchase Program (see “Note 8 - Equity”). During the three and six months ended June 30, 2026, we repurchased 48,936 and 1,481,959 shares of our Common Stock, respectively, under the 2025 Share Repurchase Program for an aggregate purchase price and commissions of $0.2 million and $6.2 million, respectively, or an average of approximately $4.27 per share for repurchases during the three months ended June 30, 2026 and $4.17 per share for repurchases during the six months ended June 30, 2026. As of June 30, 2026, approximately $28.4 million remained available for repurchase under the 2025 Share Repurchase Program.

Outstanding Indebtedness

At June 30, 2026, we had $5 million in borrowings under our $400 Million Revolver, $200 million outstanding on our $200 Million Term Loan, no outstanding borrowings under our $50 Million Delayed Draw Term Loan, $275 million outstanding on our 2025 Delayed Draw Term Loan, and $200 million outstanding on our 2024 Term Loan (each of such credit facilities are defined in “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements). Each of the credit facilities was supported by the 52 lodging properties included in the credit facility borrowing base.

In June 2026, the Company entered into a restated and amended Senior Credit Facility (the “Credit Facility Amendment”) to extend and replace the prior 2023 Senior Credit Facility (see “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements). The Credit Facility Amendment extends the maturity date of our prior $400 Million Revolver to June 2030. Under the Credit Facility Amendment, the Company also has the right to further extend the maturity date of the new $400 Million Revolver for up to two consecutive six-month periods, subject to certain conditions. The Credit Facility Amendment extends the maturity date of the $200 Million Term Loan to June 2031. Additionally, the Credit Facility Amendment provides for a $50 million delayed draw term loan (the “$50 Million Delayed Draw Term Loan”).

The interest rate on the $400 Million Revolver pursuant to the Credit Facility Amendment is based on the higher of the following:

i.the Secured Overnight Financing Rate (“SOFR”) or term SOFR plus a margin ranging from 140 basis points to 230 basis points, depending on the Company's leverage ratio (as defined in the loan documents), or

ii.an applicable base rate (which is the greatest of the administrative agent’s prime rate, the federal funds rate plus 50 basis points, and 1-month term SOFR plus 100 basis points) (the “base rate”) plus a margin ranging from 40 basis points to 130 basis points, depending on the Company's leverage ratio (as defined in the loan documents).

The interest rate on the $200 Million Term Loan and the $50 Million Delayed Draw Term Loan, pursuant to the Credit Facility Amendment, is based on the higher of the following:

i.daily SOFR or term SOFR plus a margin ranging from 135 basis points to 225 basis points, depending on the Company's leverage ratio (as defined in the loan documents), or

ii.the base rate plus a margin ranging from 35 basis points to 125 basis points, depending on the Company's leverage ratio (as defined in the loan documents).

At June 30, 2026, the GIC Joint Venture had $250 million outstanding under the GIC Joint Venture Credit Facility (as defined in “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements), which included borrowings of $125 million on its $125 Million Term Loan and $125 million on its $125 Million Revolver. The GIC Joint Venture Credit Facility is secured primarily by a first priority pledge of the equity interests in the subsidiaries that own the 15 lodging property borrowing base assets, and the related TRS entities which wholly own the TRS Lessees.

In May 2025, the Company closed on a $58 million mortgage loan (the “Brickell Mortgage Loan”) for our dual-branded 264-guestroom AC Hotel by Marriott and Element Hotel in Miami, FL, with Wells Fargo Bank, N.A., as administrative agent, the proceeds of which were primarily used to repay the remaining $45.4 million balance of the mortgage loan with City National Bank of Florida that was scheduled to mature in June of 2025. In May 2026, the Brickell Mortgage Loan was amended to reduce the interest rate by 30 basis points from one-month term SOFR plus 260 to one-month term SOFR plus 230 basis points. The outstanding balance of the Brickell Mortgage Loan was $58 million at June 30, 2026.

In 2025, the Company closed on a $400 million senior unsecured term loan (the “2025 GIC Joint Venture Term Loan”) that refinanced and replaced the GIC Joint Venture Term Loan (as defined in “Note 5 - Debt” to the Condensed Consolidated Financial Statements). The 2025 GIC Joint Venture Term Loan has an initial maturity date of July 2028 and can be extended for two 12-month periods at the Company’s option, subject to certain conditions, for a fully extended maturity date of July 2030.

The GIC Joint Venture has a mortgage loan outstanding totaling $12.1 million related to the acquisition of the Embassy Suites in Tucson, AZ in December 2021 and a Property Assessed Clean Energy (“PACE”) loan totaling $5.5 million that was assumed as part of the NCI Transaction in the first quarter of 2022.

As a result of the Credit Facility Amendment, the 2025 GIC Joint Venture Term Loan financing and the 2025 Delayed Draw Term Loan financing, the Company has virtually no debt maturities until 2028 and has an average length to maturity of approximately 3.6 years.

At June 30, 2026, we and our GIC Joint Venture are in compliance with all of our loan agreements, and we believe we will be in compliance with these agreements for at least the next four quarters. For more information concerning our indebtedness, see “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements.

A summary of our debt at June 30, 2026 is as follows (dollars in thousands):

Lender	Interest Rate	Initial Maturity Date	Fully Extended Maturity Date	Number of Encumbered Properties	Principal Amount Outstanding
OPERATING PARTNERSHIP DEBT:
2026 Senior Credit Facility
Bank of America, NA
$400 Million Revolver (1)	5.59% Variable	6/29/2030	6/29/2031	n/a	$5,000
$200 Million Term Loan (1)	5.54% Variable	6/29/2031	6/29/2031	n/a	200,000
$50 Million Delayed Draw Term Loan (1)	5.54% Variable	6/29/2031	6/29/2031	n/a	—
Total Senior Credit Facility					205,000

Term Loans
Regions Bank 2024 Term Loan Facility (1)	5.74% Variable	2/26/2027	2/26/2029	n/a	200,000
2025 Delayed Draw Term Loan (1)	5.74% Variable	3/27/2028	3/27/2030	n/a	275,000
					475,000
Total Operating Partnership Debt					680,000

JOINT VENTURE DEBT:
Brickell Joint Venture Mortgage Loan
Wells Fargo Bank, N.A.	5.92% Variable	5/15/2028	5/15/2030	2	58,000

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver (2)	5.79% Variable	9/15/2027	9/15/2028	n/a	125,000
$125 Million Term Loan (2)	5.74% Variable	9/15/2027	9/15/2028	n/a	125,000
Bank of America, N.A. 2025 Term Loan (3)	5.99% Variable	7/24/2028	7/24/2030	n/a	383,430
Wells Fargo	4.99% Fixed	6/6/2028	6/6/2028	1	12,110
PACE loan	6.10% Fixed	7/31/2040	7/31/2040	n/a	5,544
Total GIC Joint Venture Credit Facility and Term Loans				1	651,084
Total Joint Venture Debt				3	709,084
Total Debt				3	$1,389,084

(1)    The 2026 Senior Credit Facility, the Regions Bank 2024 Term Loan Facility, and the 2025 Delayed Draw Term Loan are supported by a borrowing base of 52 unencumbered hotel properties and their affiliates.
(2)    The $125 Million Revolver and the $125 Million Term Loan are secured by pledges of the equity in the entities that own 15 lodging properties and affiliated entities.
(3)    The GIC Joint Venture Term Loan with Bank of America, N.A. is secured by pledges of the equity in the entities that own 23 lodging properties and two parking garages and their affiliates.

Capital Expenditures

During the six months ended June 30, 2026, we funded $23.6 million in capital expenditures on a consolidated basis. When taking into consideration only our pro rata portion related to our joint ventures, capital expenditures for the six months ended June 30, 2026 were $18.5 million. We anticipate spending approximately $55 million to $65 million on capital expenditures on a pro rata basis during 2026. We expect to fund these expenditures through a combination of cash flows from operations and borrowings on our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flows

Unaudited cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash provided by operating activities	$83,438	$74,686	$8,752
Net cash used in investing activities	(13,019)	(39,102)	26,083
Net cash used in financing activities	(69,167)	(35,718)	(33,449)
Net change in cash, cash equivalents and restricted cash	$1,252	$(134)	$1,386

Changes from the six months ended June 30, 2026 compared with the six months ended June 30, 2025 were due to the following:

•Net cash provided by operating activities. Cash flows from operating activities generally consist of the net cash generated by our lodging property operations, partially offset by the cash paid for interest, corporate expenses and other working capital changes. Cash provided by operating activities for the six months ended June 30, 2026 was the result of net income of $87.6 million, after adjusting for non-cash items such as depreciation and amortization and equity-based compensation, partially offset by a net change in working capital of $4.2 million. Cash provided by operating activities for the six months ended June 30, 2025 was the result of net income of $86.9 million, after adjusting for non-cash items such as depreciation and amortization and equity-based compensation, partially offset by a net change in working capital of $12.2 million. The net change in working capital each period can vary based on the timing and amounts incurred of working capital components and the timing of payments. The increase is primarily due to improved operating performance and changes in working capital, partially offset by increased interest expense due to the refinancing of the $287.5 million 1.5% Convertible Notes with the $275 million 2025 Delayed Draw Term Loan in February 2026 and the sale of the Sold Properties.

•Net cash used in investing activities. Cash used in investing activities for the six months ended June 30, 2026 was primarily due to $23.6 million of renovation expenditures and $1.4 million related to the purchase of a parcel of undeveloped land in Frisco, TX, partially offset by proceeds of $12.0 million related to the sale of the Hilton Garden Inn in Longview, TX in February 2026.

Cash used in investing activities for the six months ended June 30, 2025 was due to $40.2 million of renovation and development expenditures, partially offset by the net proceeds of $1.2 million related to the sale of an undeveloped parcel of land in San Antonio, TX in February 2025.

•Net cash used in financing activities. Cash used in financing activities for the six months ended June 30, 2026 was primarily related to the payment of dividends and distributions of approximately $39.0 million, the repayment of our Convertible Notes totaling $287.5 million from $275 million of borrowings on our 2025 Delayed Draw Term Loan and $12.5 million drawn on our $400 Million Revolver, $7.6 million of principal payments on debt, repurchases of our common stock of approximately $6.2 million, $8.0 million related to financing fees and costs, $0.9 million related to employee withholding requirements on vested restricted stock, and net repayments on our $400 Million Revolver of $7.5 million (excluding the $12.5 million borrowed for the repayment of the Convertible Notes).

Cash used in financing activities for the six months ended June 30, 2025 was primarily related to the payment of dividends and distributions of approximately $40.7 million, repurchases of our common stock of approximately $15.4 million, financing costs of approximately $5.4 million related to the 2025 Delayed Draw Term Loan, $1.6 million related to employee withholding requirements on vested restricted stock and scheduled principal payments on mortgage debt of $0.9 million, partially offset by net proceeds from the Brickell Mortgage Loan totaling $12.6 million, net proceeds on our line of credit of $15.0 million and joint venture contributions of $0.8 million.

Critical Accounting Policies

For critical accounting policies, see “Note 2 - Basis of Presentation and Significant Accounting Policies” to the accompanying Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2025.

Cybersecurity

Like many companies in the hospitality industry, including certain of the major brand and franchise companies, we and certain of our third-party managers and franchisors have in the past experienced cybersecurity breaches and we expect cyberattacks and incidents to continue in varying degrees. We are not aware of any material cybersecurity losses related to our corporate information technology environment or any of our properties but we cannot guarantee that material incidents will not occur in the future. Cybersecurity risks at our lodging properties are managed through our franchisors and property management companies. An important part of our cybersecurity risk mitigation efforts includes maintaining cybersecurity insurance and indemnifications in certain of our property management agreements. Our Board of Directors, primarily through the Audit Committee, oversees management's approach to managing cybersecurity risks.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market-sensitive instruments. In pursuing our business strategies, the primary market risk to which we are exposed is interest rate risk. All of our outstanding loans are now indexed to the Secured Overnight Financing Rate (“SOFR”), and therefore, our primary interest rate exposure is to SOFR. We primarily use derivative financial instruments to manage interest rate risk.

At June 30, 2026, we were party to six interest rate derivative agreements, pursuant to which we received variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

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
(1)    Represents the weighted-average effective interest rate of our current interest rate swaps at June 30, 2026.

At June 30, 2026, after giving effect to our interest rate derivative agreements, $700.7 million, or 50%, of our consolidated debt had fixed interest rates and $688.4 million, or 50%, had variable interest rates. At June 30, 2026, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 51% of our total pro rata indebtedness when taking into consideration interest rate swaps that are currently in effect.

Taking into consideration our existing interest rate swaps, an increase or decrease in interest rates of 1.0% would decrease or increase, respectively, our cash flows by approximately $6.9 million per year. See “Note 7 - Derivative Financial Instruments and Hedging” to the accompanying Condensed Consolidated Financial Statements for additional information.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced a few years ago.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management team evaluated, with the participation of our principal executive officer, who currently is also our interim principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, our principal executive officer, who currently is also our interim principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On June 12, 2026, the Company announced the departure of its Chief Financial Officer, as previously disclosed in a Current Report on Form 8-K filed on June 12, 2026. The Company’s Chief Executive Officer is serving as Interim Chief Financial Officer and as the Company’s principal financial officer.

Management has evaluated the impact of this transition and determined that it did not materially affect the Company’s internal control over financial reporting.

Except as described above with respect to the departure of the Company’s Chief Financial Officer, there were no changes in our internal control over financial reporting during the three-month period covered by this Quarterly Report on Form 10-Q, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                                      Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    None.
(b)    Not applicable.
(c)    In April 2025, the Board of Directors authorized a share repurchase program. Our common stock may be repurchased from time to time depending upon market conditions, and repurchases may be made in the open market or through private transactions or by other means, including principal transactions with various financial institutions, accelerated share repurchases, forwards, options and similar transactions, and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The program does not obligate us to repurchase any specific number of shares or any specific dollar amount and may be suspended at any time at our discretion.

The following table represents shares repurchased by the Company for the three months ended June 30, 2026:

Period	Total Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2026 - April 30, 2026	48,936	$4.27	48,936	$28,416
May 1, 2026 - May 31, 2026	—	$—	—	$28,416
June 1, 2026 - June 30, 2026	—	$—	—	$28,416
Total	48,936		48,936

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

Not applicable.

Item 5.                                                         Other Information.

During the quarter ended June 30, 2026, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

Item 6.                                                         Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit
10.1
Second Amended and Restated Credit Agreement dated June 29, 2026 among Summit Hotel OP, LP, as borrower, Summit Hotel Properties, Inc., as parent guarantor, each party executing the credit facility documentation as a subsidiary guarantor, Bank of America, N.A., as administrative agent, and the lenders party to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on June 30, 2026).

10.2†	Separation and Consulting Agreement (T. Conkling)
31.1†	Certification of principal executive officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of principal financial officer of Summit Hotel Properties, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of principal executive officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of principal financial officer of Summit Hotel Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
† - Filed herewith
†† - Furnished herewith
(1) - Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: August 5, 2026	By:	/s/ Jonathan P. Stanner
Jonathan P. Stanner President, Chief Executive Officer and Director (principal executive officer and principal financial officer)