Form 10-Q
period 2026-09-30
Summit Hotel Properties, Inc.
filed 2026-11-03
CIK 1497645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of October 23, 2026, the number of outstanding shares of common stock of Summit Hotel Properties, Inc. was 107,852,396.

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2026 (Unaudited) and December 31, 2025	1
	Condensed Consolidated Statements of Operations (Unaudited) — Three and Nine Months Ended September 30, 2026 and 2025	2
	Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited) — Three and Nine Months Ended September 30, 2026 and 2025	3
	Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests (Unaudited) — Three and Nine Months Ended September 30, 2026 and 2025	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended September 30, 2026 and 2025	6
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	52

Item 4.	Controls and Procedures	53

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Mine Safety Disclosures	54

Item 5.	Other Information	55

Item 6.	Exhibits	56

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Summit Hotel Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments in lodging property, net	$2,522,801	$2,640,367
Assets held for sale, net	33,594	11,967
Cash and cash equivalents	61,287	36,110
Restricted cash	6,139	5,102
Right-of-use assets, net	31,332	32,028
Trade receivables, net	19,430	17,347
Prepaid expenses and other	13,144	7,104
Deferred charges, net	5,960	10,051
Other assets	26,273	15,954
Total assets	$2,719,960	$2,776,030

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Liabilities:
Debt, net of debt issuance costs	$1,367,695	$1,394,014
Lease liabilities, net	23,742	24,091
Accounts payable	9,649	7,537
Accrued expenses and other	94,462	76,417
Total liabilities	1,495,548	1,502,059

Commitments and contingencies (Note 11)	—	—

Redeemable non-controlling interests	50,219	50,219
Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized:
6.25% Series E - 6,400,000 shares issued and outstanding at September 30, 2026 and December 31, 2025 (aggregate liquidation preference of $160,861 at September 30, 2026 and December 31, 2025, respectively)	64	64
5.875% Series F - 4,000,000 shares issued and outstanding at September 30, 2026 and December 31, 2025 (aggregate liquidation preference of $100,506 at September 30, 2026 and December 31, 2025, respectively)	40	40
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 107,853,243 and 108,798,686 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,079	1,088
Additional paid-in capital	1,261,740	1,264,470
Accumulated other comprehensive income	9,137	2,115
Accumulated deficit and distributions in excess of retained earnings	(445,330)	(405,622)
Total stockholders’ equity	826,730	862,155
Non-controlling interests	347,463	361,597
Total equity	1,174,193	1,223,752
Total liabilities, redeemable non-controlling interests and equity	$2,719,960	$2,776,030
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Room	$163,166	$156,323	$501,867	$490,653
Food and beverage	10,321	10,017	32,879	32,202
Other	12,219	10,777	35,032	31,657
Total revenues	185,706	177,117	569,778	554,512

Expenses:
Room	39,201	38,958	114,900	114,256
Food and beverage	8,141	8,217	25,141	24,596
Other lodging property operating expenses	60,451	58,575	179,772	174,440
Property taxes, insurance and other	13,638	14,106	41,093	41,123
Management fees	3,844	3,142	12,431	12,048
Depreciation and amortization	36,108	37,634	109,295	112,123
Corporate general and administrative	8,131	7,845	24,391	24,696
Loss on write-down of assets	—	—	3,641	—
Total expenses	169,514	168,477	510,664	503,282
Gain (loss) on disposal of assets, net	142	(57)	236	(136)
Operating income	16,334	8,583	59,350	51,094

Other income (expense):
Interest expense	(21,926)	(20,676)	(64,444)	(61,260)
Interest income	340	259	887	836
Other income (expense), net	949	(278)	3,188	1,810
Total other expense, net	(20,637)	(20,695)	(60,369)	(58,614)
Loss from continuing operations before income taxes	(4,303)	(12,112)	(1,019)	(7,520)
Income tax (expense) benefit (Note 13)	(880)	352	(342)	(1,580)
Net loss	(5,183)	(11,760)	(1,361)	(9,100)
Less - Loss attributable to non-controlling interests	(2,152)	(5,083)	(1,008)	(5,379)
Net loss attributable to Summit Hotel Properties, Inc. before preferred dividends	(3,031)	(6,677)	(353)	(3,721)
Less - Distributions to and accretion of redeemable non-controlling interests	(656)	(656)	(1,970)	(1,970)
Less - Preferred dividends	(3,968)	(3,968)	(11,906)	(11,906)
Net loss attributable to common stockholders	$(7,655)	$(11,301)	$(14,229)	$(17,597)

Loss per common share:
Basic and diluted	$(0.07)	$(0.11)	$(0.14)	$(0.17)
Weighted-average common shares outstanding:
Basic and diluted	104,856	105,889	105,112	107,169
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(5,183)	$(11,760)	$(1,361)	$(9,100)
Other comprehensive (loss) income, net of tax:
Changes in fair value of derivative financial instruments	3,998	(1,907)	10,231	(7,992)
Comprehensive (loss) income	(1,185)	(13,667)	8,870	(17,092)
Comprehensive loss (income) attributable to non-controlling interests	985	5,626	(2,201)	6,975
Comprehensive (loss) income attributable to Summit Hotel Properties, Inc.	(200)	(8,041)	6,669	(10,117)
Distributions to and accretion on redeemable non-controlling interests	(656)	(656)	(1,970)	(1,970)
Preferred dividends and distributions	(3,968)	(3,968)	(11,906)	(11,906)
Comprehensive loss attributable to common stockholders	$(4,824)	$(12,665)	$(7,207)	$(23,993)
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Three Months Ended September 30, 2026 and 2025
(Unaudited)
(In thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit and Distributions	Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2026	$50,219	10,400,000	$104	107,854,017	$1,079	$1,260,506	$6,306	$(429,048)	$838,947	$352,089	$1,191,036
Adjustment of redeemable non-controlling interests to redemption value	656	—	—	—	—	—	—	(656)	(656)	—	(656)
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(8,627)	(8,627)	(1,041)	(9,668)
Preferred dividends and distributions	(656)	—	—	—	—	—	—	(3,968)	(3,968)	—	(3,968)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(2,600)	(2,600)
Restricted stock awards (net of forfeitures)	—	—	—	4,769	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	1,660	—	—	1,660	—	1,660
Shares of common stock acquired for employee withholding requirements	—	—	—	(5,543)	—	(32)	—	—	(32)	—	(32)
Other comprehensive income	—	—	—	—	—	—	2,831	—	2,831	1,167	3,998
Net loss	—	—	—	—	—	—	—	(3,031)	(3,031)	(2,152)	(5,183)
Other	—	—	—	—	—	(394)	—	—	(394)	—	(394)
Balance at September 30, 2026	$50,219	10,400,000	$104	107,853,243	$1,079	$1,261,740	$9,137	$(445,330)	$826,730	$347,463	$1,174,193

Balance at June 30, 2025	$50,219	10,400,000	$104	108,811,508	$1,088	$1,260,433	$4,400	$(370,879)	$895,146	$383,816	$1,278,962
Adjustment of redeemable non-controlling interests to redemption value	656	—	—	—	—	—	—	(656)	(656)	—	(656)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	78	78
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(8,705)	(8,705)	(1,041)	(9,746)
Preferred dividends and distributions	(656)	—	—	—	—	—	—	(3,968)	(3,968)	—	(3,968)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(3,724)	(3,724)
Restricted stock awards (net of forfeitures)	—	—	—	(2,723)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	2,049	—	—	2,049	—	2,049
Shares of common stock acquired for employee withholding requirements	—	—	—	(5,369)	—	(31)	—	—	(31)	—	(31)
Other comprehensive loss	—	—	—	—	—	—	(1,364)	—	(1,364)	(543)	(1,907)
Net loss	—	—	—	—	—	—	—	(6,677)	(6,677)	(5,083)	(11,760)
Balance at September 30, 2025	$50,219	10,400,000	$104	108,803,416	$1,088	$1,262,451	$3,036	$(390,885)	$875,794	$373,503	$1,249,297

See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc.
Condensed Consolidated Statements of Changes in Equity and Redeemable Non-controlling Interests
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited)
(In thousands, except share amounts)

	Redeemable Non-controlling Interests	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit and Distributions	Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2025	$50,219	10,400,000	$104	108,798,686	$1,088	$1,264,470	$2,115	$(405,622)	$862,155	$361,597	$1,223,752
Adjustment of redeemable non-controlling interests to redemption value	1,970	—	—	—	—	—	—	(1,970)	(1,970)	—	(1,970)
Repurchase of common shares	—	—	—	(1,481,959)	(14)	(6,167)	—	—	(6,181)	—	(6,181)
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(25,479)	(25,479)	(3,123)	(28,602)
Preferred dividends and distributions	(1,970)	—	—	—	—	—	—	(11,906)	(11,906)	(113)	(12,019)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(13,099)	(13,099)
Restricted stock awards (net of forfeitures)	—	—	—	758,419	8	(8)	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	5,087	—	—	5,087	—	5,087
Shares of common stock acquired for employee withholding requirements	—	—	—	(221,903)	(3)	(923)	—	—	(926)	—	(926)
Other comprehensive income	—	—	—	—	—	—	7,022	—	7,022	3,209	10,231
Net loss	—	—	—	—	—	—	—	(353)	(353)	(1,008)	(1,361)
Other	—	—	—	—	—	(719)	—	—	(719)	—	(719)
Balance at September 30, 2026	$50,219	10,400,000	$104	107,853,243	$1,079	$1,261,740	$9,137	$(445,330)	$826,730	$347,463	$1,174,193

Balance at December 31, 2024	$50,219	10,400,000	$104	108,435,663	$1,084	$1,246,225	$9,173	$(347,041)	$909,545	$425,282	$1,334,827
Adjustment of redeemable non-controlling interests to redemption value	1,970	—	—	—	—	—	—	(1,970)	(1,970)	—	(1,970)
Contributions by non-controlling interest in joint venture	—	—	—	—	—	—	—	—	—	832	832
Common stock redemption of common units	—	—	—	2,923,797	29	26,618	259	—	26,906	(26,906)	—
Repurchase of common shares	—	—	—	(3,585,179)	(36)	(15,366)	—	—	(15,402)	—	(15,402)
Dividends and distributions on common stock and common units	—	—	—	—	—	—	—	(26,247)	(26,247)	(3,251)	(29,498)
Preferred dividends and distributions	(1,970)	—	—	—	—	—	—	(11,906)	(11,906)	(150)	(12,056)
Joint venture partner distributions	—	—	—	—	—	—	—	—	—	(15,329)	(15,329)
Restricted stock awards (net of forfeitures)	—	—	—	1,273,887	13	(13)	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	6,754	—	—	6,754	—	6,754
Shares of common stock acquired for employee withholding requirements	—	—	—	(244,752)	(2)	(1,615)	—	—	(1,617)	—	(1,617)
Other comprehensive loss	—	—	—	—	—	—	(6,396)	—	(6,396)	(1,596)	(7,992)
Net loss	—	—	—	—	—	—	—	(3,721)	(3,721)	(5,379)	(9,100)
Other	—	—	—	—	—	(152)	—	—	(152)	—	(152)
Balance at September 30, 2025	$50,219	10,400,000	$104	108,803,416	$1,088	$1,262,451	$3,036	$(390,885)	$875,794	$373,503	$1,249,297
See Notes to the Condensed Consolidated Financial Statements

Summit Hotel Properties, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)
	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(1,361)	$(9,100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	109,295	112,123
Amortization of debt issuance costs	5,911	5,279
Loss on write-down of assets	3,641	—
Equity-based compensation	5,087	6,754
Deferred tax (benefit) expense	(250)	636
(Gain) loss on disposal of assets, net	(236)	136
Other	794	747
Changes in operating assets and liabilities:
Trade receivables, net	(2,376)	(614)
Prepaid expenses and other	(6,676)	(4,986)
Accounts payable	1,116	1,038
Accrued expenses and other	16,759	8,475
NET CASH PROVIDED BY OPERATING ACTIVITIES	131,704	120,488
INVESTING ACTIVITIES
Improvements to lodging properties	(42,485)	(56,392)
Investment in lodging property under development	—	(6,571)
Proceeds from asset dispositions, net	30,542	1,302
Purchase of undeveloped land parcel	(1,412)	—
Other	—	(128)
NET CASH USED IN INVESTING ACTIVITIES	(13,355)	(61,789)
FINANCING ACTIVITIES
Proceeds from borrowings on revolving line of credit	55,000	70,000
Repayments of revolving line of credit borrowings	(55,000)	(60,000)
Proceeds from mortgage loan	—	58,000
Repayment of mortgage loan	—	(45,433)
Scheduled principal payments on mortgage debt	(452)	(1,054)
Repurchases of common shares	(6,181)	(15,402)
Proceeds from term loan	275,000	95,000
Repayment of Convertible Notes	(287,500)	—
Repayment of term loan	(7,300)	(91,037)
Common dividends and distributions paid	(28,731)	(29,365)
Preferred dividends and distributions paid	(13,989)	(14,026)
Contributions by non-controlling interests in joint venture	—	832
Distributions to joint venture partners	(13,099)	(15,329)
Financing fees, debt transaction costs and other issuance costs	(8,957)	(10,221)
Repurchase of common stock for tax withholding requirements	(926)	(1,617)
NET CASH USED IN FINANCING ACTIVITIES	(92,135)	(59,652)
Net change in cash, cash equivalents and restricted cash	26,214	(953)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	41,212	48,358
End of period	$67,426	$47,405

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED BALANCE SHEET TO THE AMOUNTS SHOWN IN THE STATEMENT OF CASH FLOWS ABOVE:
Cash and cash equivalents	$61,287	$41,135
Restricted cash	6,139	6,270
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$67,426	$47,405
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

We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. At September 30, 2026, our portfolio consisted of 92 lodging properties with a total of 14,027 guestrooms located in 24 states of the United States of America (“USA”). At September 30, 2026, we own 100% of the outstanding equity interests in 50 of the 92 lodging properties. We own a 51% controlling interest in 39 lodging properties through a joint venture that was formed in July 2019 with USFI G-Peak, Ltd. (“GIC”), a private limited company incorporated in the Republic of Singapore (the “GIC Joint Venture”). We also own 90% equity interests in two separate joint ventures (the “Brickell Joint Venture” and the “Onera Joint Venture”). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

At September 30, 2026, 87% of our guestrooms were located in the top 50 metropolitan statistical areas (“MSAs”), 92% were located within the top 100 MSAs, and over 99% of our guestrooms operate under premium franchise brands owned by Marriott® International, Inc. (“Marriott”), Hilton® Worldwide (“Hilton”), Hyatt® Hotels Corporation (“Hyatt”), and InterContinental® Hotels Group (“IHG”).

Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At September 30, 2026, we owned, directly and indirectly, approximately 89% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding 6.25% Series E and 5.875% Series F preferred units of limited partnership interest. NewcrestImage (as defined in “Note 5 - Debt” to the Condensed Consolidated Financial Statements) owns all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units (liquidation preference $25 per unit) of the Operating Partnership (“Series Z Preferred Units”) as a result of the NCI Transaction (described in “Note 5 - Debt” to the Condensed Consolidated Financial Statements). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as “Preferred Units.”

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepare our Condensed Consolidated Financial Statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of consolidated revenues and expenses in the reporting period. Actual results could differ from those estimates. As interim statements, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation in accordance with GAAP have been included. Results for the three and nine months ended September 30, 2026 may not be indicative of the results that may be expected for the full year of 2026. For further information, please read the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Trade Receivables and Current Estimate of Credit Losses

We grant credit to qualified guests, generally without collateral, in the form of trade accounts receivable. Trade receivables result from the rental of guestrooms and the sales of food, beverage, and banquet services and are payable under normal trade terms. Trade receivables also include credit and debit card transactions that are in the process of being settled. Trade receivables are stated at the amount billed to the guest and do not accrue interest. We regularly review the collectibility of our trade receivables. A provision for losses is determined based on previous loss experience and current economic conditions. Our allowance for doubtful accounts was $0.2 million and $0.1 million at September 30, 2026 and December 31, 2025, respectively. We recorded no bad debt expense for the three months ended September 30, 2026 and $0.1 million for the three months ended September 30, 2025. Bad debt expense was $0.3 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively.

Investments in Lodging Property, net

The Company allocates the purchase price of acquired lodging properties based on the relative fair values of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets, and assumed liabilities. Intangible assets may include certain value associated with the ongoing operations of the lodging property being acquired as part of the acquisition. Acquired intangible assets that derive their values from real property, or an interest in real property, are inseparable from that real property or interest in real property, or do not produce or contribute to the production of income other than consideration for the use or occupancy of space, are recorded as a component of the related real estate asset on our Condensed Consolidated Financial Statements.

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

NOTE 3 - INVESTMENTS IN LODGING PROPERTY, NET

Investments in Lodging Property, net

Investments in lodging property, net is as follows (in thousands):

	September 30, 2026	December 31, 2025
Lodging buildings and improvements	$2,830,692	$2,885,464
Land	402,947	410,692
Furniture, fixtures and equipment	299,323	308,621
Construction in progress	37,552	26,111
Intangible assets	32,142	32,267
Real estate development loan	4,576	4,576
	3,607,232	3,667,731
Less accumulated depreciation and amortization	(1,084,431)	(1,027,364)
	$2,522,801	$2,640,367

Depreciation and amortization expense related to our lodging properties (excluding amortization of franchise fees) was $35.9 million and $37.5 million for the three months ended September 30, 2026 and 2025, respectively, and $108.8 million and $111.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Lodging Property Sales

Courtyard by Marriott and Residence Inn - Dallas (Arlington South), TX

In April 2026, we entered into a purchase and sale agreement to sell the 103-guestroom Courtyard by Marriott, Dallas (Arlington South), TX and the 96-guestroom Residence Inn by Marriott, Dallas (Arlington South), TX for a combined selling price of $19.0 million. We reclassified the properties to Assets held for sale, net at March 31, 2026 since the reclassification criteria were met. Upon reclassification, we also recorded a write-down of $3.6 million to reduce the carrying amount of the properties to the aggregate net selling price less estimated costs to sell. The write-down was recorded as Loss on write-down of assets in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2026. We completed the sale of the properties on July 22, 2026 in accordance with the terms described above. The net selling price of the properties approximated their aggregate net book value on the closing date.

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

Pending Lodging Property Sales

In August 2026, we entered into a purchase and sale agreement to sell a portfolio of three lodging properties for a combined selling price of $35.8 million. We reclassified the properties to Assets held for sale, net at September 30, 2026 when the reclassification criteria were met. The sale of the lodging properties will result in a gain of approximately $1.5 million, which will be recorded in the period in which the transaction closes.

Assets Held for Sale, net

Assets held for sale, net is as follows (in thousands):

	September 30, 2026	December 31, 2025
Portfolio of three lodging properties	$33,594	—
Hilton Garden Inn - Longview, TX	—	11,967	(1)
	$33,594	$11,967
(1)    Carrying amounts are at the net sales price less estimated costs to sell (Level 2 of the fair value hierarchy).

Purchase of Land

Undeveloped Parcel of Land - Frisco, TX

In June 2026, the GIC Joint Venture acquired an approximately one acre undeveloped parcel of land in Frisco, TX for $1.4 million. The parcel is adjacent to the three GIC Joint Venture owned lodging properties in Frisco, TX. See “Note 17 - Related Party Transaction” for additional details.

Intangible Assets

Intangible assets, net is as follows (in thousands):

	September 30, 2026	December 31, 2025
Indefinite-lived intangible assets:
Air rights	$10,754	$10,754
Other	80	80
	10,834	10,834
Finite-lived intangible assets:
Tax incentives	12,063	12,063
Key money	9,245	9,370
	21,308	21,433
Intangible assets	32,142	32,267
Less - accumulated amortization	(8,315)	(7,255)
Intangible assets, net	$23,827	$25,012

We recorded amortization expense related to intangible assets of approximately $0.4 million for each of the three months ended September 30, 2026 and 2025, respectively, and $1.2 million for each of the nine months ended September 30, 2026 and 2025, respectively.

Future amortization expense related to intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amount
2026	$388
2027	1,501
2028	1,016
2029	1,016
2030	1,016
Thereafter	8,056
$12,993

NOTE 4 - INVESTMENT IN REAL ESTATE LOANS

Real Estate Development Loans

Onera Mezzanine Financing Loan

In January 2023, we entered into an agreement with affiliates of Onera Opportunity Fund I, LP (“Onera”) to provide a mezzanine financing loan of $4.6 million (the “Onera Mezzanine Loan”) for the development of a lodging property. The Onera Mezzanine Loan had an original maturity date of January 2026 and is secured by a second mortgage on the property that is subordinate to the senior loan on the development project. During the first quarter of 2026, the agreement with Onera was amended to extend the maturity of the Onera Mezzanine Loan to June 2027 (the “Onera Amendment”). As of September 30, 2026, we have funded our entire $4.6 million commitment under the Onera Mezzanine Loan. The development of the property was completed and operations commenced in September 2024.

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

The recorded amount of the Onera Purchase Option was amortized as non-cash interest income beginning in January 2023 using the straight-line method, which approximated the interest method, through September 2024 when the Onera Purchase Option became exercisable. Upon the execution of the Onera Amendment, the Modified Onera Purchase Option was revalued using the Monte Carlo simulation model. The fair value of the Modified Onera Purchase Option was estimated to be approximately the same as the estimated fair value of the original Onera Purchase Option. As such, no change in the carrying amount of the purchase option was required upon the execution of the Onera Amendment.

NOTE 5 - DEBT

At September 30, 2026, our indebtedness was comprised of borrowings under our 2026 Senior Credit Facility, the 2024 Term Loan, the 2025 Delayed Draw Term Loan (which was used to refinance a significant portion of our outstanding convertible notes when they matured in February 2026), the GIC Joint Venture Credit Facility, the GIC Joint Venture Term Loan, the PACE loan (each of such credit facilities and loans are defined below), and two loans secured by first priority mortgage liens on three lodging properties.

We have entered into interest rate swaps to fix the interest rates on a portion of our variable interest rate indebtedness. The weighted-average interest rate, after giving effect to our interest rate derivatives, for all borrowings was 5.58% at September 30, 2026 and 4.83% at December 31, 2025. We are in compliance with all financial covenants in the loan agreements.

Debt, net of debt issuance costs, is as follows (in thousands):

	September 30, 2026	December 31, 2025
Revolving debt	$125,000	$125,000
Term loans	1,183,430	915,730
Convertible notes	—	287,500
Mortgage loans	75,461	75,913
	1,383,891	1,404,143
Unamortized debt issuance costs	(16,196)	(10,129)
Debt, net of debt issuance costs	$1,367,695	$1,394,014

Our total fixed-rate and variable-rate debt, after consideration of our interest rate derivative agreements that are currently in effect, is as follows (in thousands):

	September 30, 2026	Percentage	December 31, 2025	Percentage
Fixed-rate debt (1)	$700,461	51%	$988,413	70%
Variable-rate debt	683,430	49%	415,730	30%
	$1,383,891		$1,404,143

(1)    At September 30, 2026, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 51% of our total pro rata indebtedness when taking into consideration interest rate swaps that are currently in effect.

Information about the fair value of our fixed-rate debt that does not approximate fair value is as follows (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Convertible notes	$—	$—	$287,500	$287,500	Level 1 - Market approach
Mortgage loans	17,461	16,993	17,913	17,849	Level 2 - Market approach
	$17,461	$16,993	$305,413	$305,349

Detailed information about our debt at September 30, 2026 and December 31, 2025 is as follows (dollars in thousands):

					Principal Balance Outstanding
Lender	Interest Rate	Initial Maturity Date	Fully Extended Maturity Date	Number of Encumbered Properties	September 30, 2026	December 31, 2025
OPERATING PARTNERSHIP DEBT:
2026 Senior Credit Facility
Bank of America, N.A.
$400 Million Revolver (1)	5.85% Variable	6/29/2030	6/29/2031	n/a	$—	$—
$200 Million Term Loan (1)	5.80% Variable	6/29/2031	6/29/2031	n/a	200,000	200,000
$50 Million Delayed Draw Term Loan (1)	5.79% Variable	6/29/2031	6/29/2031	n/a	—	—
Total Senior Credit Facility					200,000	200,000

Other Term Loans
Regions Bank 2024 Term Loan Facility (1)	5.80% Variable	2/26/2028	2/26/2029	n/a	200,000	200,000
Bank of America, N.A. 2025 Delayed Draw Term Loan (1)	5.79% Variable	3/27/2028	3/27/2030	n/a	275,000	—
Total Other Term Loans					475,000	200,000

Convertible Notes	1.50% Fixed	2/15/2026	2/15/2026	n/a	—	287,500
Total Operating Partnership Debt					675,000	687,500

JOINT VENTURE DEBT:
Brickell Joint Venture Mortgage Loan
Wells Fargo Bank, N.A.	5.98% Variable	5/15/2028	5/15/2030	2	58,000	58,000
					58,000	58,000

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver (2)	6.05% Variable	9/15/2027	9/15/2028	n/a	125,000	125,000
$125 Million Term Loan (2)	6.00% Variable	9/15/2027	9/15/2028	n/a	125,000	125,000
Bank of America, N.A. 2025 Term Loan (3)	6.25% Variable	7/24/2028	7/24/2030	n/a	383,430	390,730
Wells Fargo	4.99% Fixed	6/6/2028	6/6/2028	1	12,039	12,253
PACE loan	6.10% Fixed	7/31/2040	7/31/2040	n/a	5,422	5,660
Total GIC Joint Venture Credit Facility and Term Loans				1	650,891	658,643
Total Joint Venture Debt				3	708,891	716,643
Total Debt				3	$1,383,891	$1,404,143

(1)    The 2026 Senior Credit Facility, the Regions Bank 2024 Term Loan Facility, and the 2025 Delayed Draw Term Loan are supported by a borrowing base of 50 unencumbered hotel properties and their affiliates.
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

As part of the amendment, we incurred debt issuance costs of $6.7 million, which are recorded as a reduction to the related debt on our Condensed Consolidated Balance Sheet at September 30, 2026. These costs and $1.6 million of unamortized debt issuance costs from the 2023 Senior Credit Facility are being amortized over the term of the 2026 Senior Credit Facility. Additionally, we recorded $0.6 million of debt issuance costs to the $50 Million Delayed Draw Term Loan as Deferred charges, net on our Condensed Consolidated Balance Sheet at September 30, 2026 as we have not yet drawn any amounts on this loan. This amount will be reclassified as a reduction to the related debt at the time the funds are drawn. Amortization of the costs will commence when we draw on the $50 Million Delayed Draw Term Loan.

At September 30, 2026, our $200 Million Term Loan was fully funded, we had no outstanding borrowings under our $400 Million Revolver, and we had no outstanding borrowings under our $50 Million Delayed Draw Term Loan. Borrowings under the 2026 Senior Credit Facility are limited by the value of the Unencumbered Assets.

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

In September 2026, we entered into an amendment to the 2024 Term Loan (the “Term Loan Amendment”) to revise the pricing to conform to the interest rate grid under the 2026 Senior Credit Facility. Based on the Company’s leverage levels as of the amendment date, the amendment reduced the applicable interest rates of the 2024 Term Loan by 20 basis points. The 2024 Term Loan was originally scheduled to mature in February 2027. In connection with the Term Loan Amendment, the initial maturity date was extended to February 2028. The Company may further extend the maturity date for up to two additional 6-month periods, subject to certain conditions. Additionally, the Term Loan Amendment contains additional modifications to conform to the provisions of our 2026 Senior Credit Facility.

As of September 30, 2026, the 2024 Term Loan was fully funded. As a result of the Term Loan Amendment, we incurred $0.4 million of transaction costs which have been capitalized as deferred financing costs and will be amortized over the remaining term of the loan.

We pay interest on advances at varying rates, based upon, at our option, either (i) daily, 1-, 3-, or 6-month SOFR (subject to a floor of zero basis points), plus an applicable margin between 135 and 225 basis points, depending upon our leverage ratio (as defined in the loan documents) or (ii) the base rate plus a margin ranging between 35 and 125 basis points, depending on our leverage ratio (as defined in the loan documents). We are required to pay other fees, including arrangement and administrative fees.

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

In September 2026, we entered into an amendment to the 2025 Delayed Draw Term Loan (the “Delayed Draw Amendment”) to revise the pricing to conform to the interest rate grid under the 2026 Senior Credit Facility. Based on the Company’s leverage levels as of the amendment date, the Delayed Draw Amendment reduced the applicable interest rates of the 2025 Delayed Draw Term Loan by approximately 20 basis points. Additionally, the Delayed Draw Amendment contains additional modifications to conform to the provisions of our 2026 Senior Credit Facility.

As a result of the Delayed Draw Amendment, we incurred $0.2 million of transaction costs which have been capitalized as deferred financing costs and will be amortized over the remaining term of the loan.

The 2025 Delayed Draw Term Loan has an initial maturity date of March 2028 and can be extended for two 12-month periods by the Company, subject to certain conditions, resulting in a fully extended maturity of March 2030. At September 30, 2026, the 2025 Delayed Draw Term Loan was fully funded.

Advances under the 2025 Delayed Draw Term Loan bear interest at varying rates based upon, at our option, either (i) daily SOFR or term SOFR, plus a margin ranging from 135 basis points to 225 basis points depending on our leverage ratio, or (ii) the base rate, plus a base rate margin ranging from 35 basis points to 125 basis points, depending on our leverage ratio.

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

The Convertible Notes matured on February 15, 2026 (the “Maturity Date”). The Company recorded interest expense of $1.1 million for the three months ended September 30, 2025, and $0.5 million and $3.2 million for the nine-month periods ended September 30, 2026 and 2025, respectively. The Company incurred debt issuance costs related to the Convertible Notes Offering of $7.6 million, of which $0.4 million was amortized as non-cash interest expense for the three-month period ended September 30, 2025, and $0.2 million and $1.1 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Including the amortization of the debt issuance costs, the effective interest rate on the Convertible Notes was approximately 2.00% for the period it was outstanding during the nine months ended September 30, 2026, and for the three and nine-month periods ended September 30, 2025.

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

At September 30, 2026, we had $125 million outstanding under the $125 Million Revolver and the $125 Million Term Loan was fully funded. Both the $125 Million Revolver and the $125 Million Term Loan have an initial maturity date of September 2027, which may be extended by the Borrower for an additional year, subject to certain conditions.

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

In July 2025, the Term Loan Borrower entered into a $400 million term loan (the “2025 GIC Joint Venture Term Loan”) with Bank of America, N.A., as administrative agent, and a syndicate of lenders to refinance and replace the 2022 GIC Joint Venture Term Loan. As part of the transaction, we incurred costs of $4.7 million, which are recorded as a discount on the related debt on our Condensed Consolidated Balance Sheet at September 30, 2026. These costs and $0.5 million of unamortized debt issuance costs from the 2022 GIC Joint Venture Term Loan are being amortized over the term of the 2025 GIC Joint Venture Term Loan.

The 2025 GIC Joint Venture Term Loan has an accordion feature that permits an increase in the total commitments by up to $200 million, for aggregate potential borrowings of up to $600 million. The 2025 GIC Joint Venture Term Loan will mature in July 2028 and can be extended for two 12-month periods at the option of the GIC Joint Venture, subject to certain conditions. As such, the 2025 GIC Joint Venture Term Loan has a fully extended maturity date of July 2030. At September 30, 2026, we had $383.4 million outstanding on the 2025 GIC Joint Venture Term Loan.

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

At September 30, 2026, the 2025 GIC Joint Venture Term Loan is secured primarily by a first priority pledge of the Term Loan Borrower's equity interests in the subsidiaries that hold a direct or indirect interest in the remaining 23 lodging properties and two parking facilities purchased in the NCI Transaction that constitute borrowing base assets.

We are required to comply with various financial and other covenants to draw and maintain borrowings under the 2025 GIC Joint Venture Term Loan.

PACE Loan

As part of the NCI Transaction, a subsidiary of the GIC Joint Venture assumed a Property Assessed Clean Energy (“PACE”) loan of approximately $6.5 million. The loan bears fixed interest at 6.10%, has an amortization period of 20 years, and matures in July 2040. The PACE loan is secured by an assessment lien imposed by the County of Tarrant, TX for the benefit of the lender. At September 30, 2026, the outstanding balance of the PACE loan was $5.4 million.

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

In May 2026, the Brickell Mortgage Loan was amended to reduce the interest rate by 30 basis points from 1-month term SOFR plus 260 to 1-month term SOFR plus 230 basis points. Payments on the Brickell Mortgage Loan are interest-only during the term of the loan, subject to certain financial requirements. The Brickell Mortgage Loan will mature in May 2028, and can be extended for two 12-month periods at the option of the Brickell Joint Venture, subject to certain conditions, for a fully extended maturity of May 2030.

NOTE 6 - LEASES

The Company has operating leases related to the land under certain lodging properties, conference centers, parking spaces, automobiles, our corporate office, and miscellaneous office equipment. These leases have remaining terms of one year to 71.8 years, some of which include options to extend the leases for additional years. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize rental expense for these leases on a straight-line basis over the lease term.

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or restrictive covenants that materially affect our business.

Our right-of-use assets and related liabilities include renewal options reasonably certain to be exercised. We base our lease calculations on our estimated incremental borrowing rate. As of September 30, 2026 and December 31, 2025, our weighted average incremental borrowing rate was 4.8%.

The Company's total operating lease cost was $1.2 million for each of the three months ended September 30, 2026 and 2025, respectively, and the cash payments on operating leases were $1.0 million, during each of the three months ended September 30, 2026 and 2025, respectively.

The Company's total operating lease cost was $3.6 million and $3.5 million for the nine months ended September 30, 2026 and 2025, respectively, and the cash payments on operating leases were $3.2 million and $3.1 million, respectively, during the nine months ended September 30, 2026 and 2025.

As of September 30, 2026 and December 31, 2025, the weighted-average operating lease term was approximately 30.9 years and 31.4 years, respectively.

Operating lease maturities at September 30, 2026 are as follows (in thousands):

For the Year Ending December 31,	Amount
2026	$641
2027	2,654
2028	2,464
2029	2,196
2030	1,507
Thereafter	32,455
Total lease payments (1)	41,917
Less: Imputed interest	(18,175)
Total	$23,742

(1)Certain payments above include future increases to the minimum fixed rent based on the Consumer Price Index in effect at the initial measurement of the lease balances.

In addition, we rent or lease commercial space in certain of our lodging properties to third parties. We recorded gross third-party tenant income of $1.0 million during each of the three months ended September 30, 2026 and 2025, respectively, and $3.1 million and $3.4 million during the nine months ended September 30, 2026 and 2025, respectively, in Other income (expense), net on our Condensed Consolidated Statements of Operations.

As of September 30, 2026, non-cancelable commercial operating leases provide for future minimum rental income as follows (in thousands):

For the Year Ending December 31,	Amount
2026	$812
2027	2,749
2028	1,025
2029	736
2030	473
Thereafter	1,638
Total lease payments	$7,433

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

Information about our derivative financial instruments at September 30, 2026 and December 31, 2025 is as follows (dollars in thousands):

				Average Annual Effective Fixed Rate		Notional Amount		Fair Value
Contract Date	Effective Date		Expiration Date			September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Operating Partnership:
July 26, 2022	January 31, 2023		January 31, 2027	2.60%		$100,000	$100,000	$486	$816
July 26, 2022	January 31, 2023		January 31, 2029	2.56%		100,000	100,000	4,670	2,161
June 5, 2025	June 2, 2025		May 15, 2028	3.57%		58,000	58,000	929	(404)
November 17, 2025	December 31, 2025		December 31, 2027	3.31%		125,000	125,000	1,841	(109)
Total Operating Partnership						383,000	383,000	7,926	2,464

GIC Joint Venture:
March 24, 2023	July 1, 2023		January 13, 2026	3.35%		—	100,000	—	12
March 24, 2023	July 1, 2023		January 13, 2026	3.35%		—	100,000	—	12
January 19, 2024	October 1, 2024		January 13, 2026	3.77%		—	100,000	—	(2)
August 25, 2025	January 13, 2026	(2)	January 13, 2028	3.26%		150,000	150,000	2,389	(4)
August 25, 2025	January 13, 2026	(2)	January 13, 2028	3.27%		150,000	150,000	2,381	(17)
Total GIC Joint Venture						300,000	600,000	4,770	1
Total				3.10%	(1)	$683,000	$983,000	$12,696	$2,465
(1)    Represents the weighted-average effective interest rate of our current interest rate swaps at September 30, 2026.
(2)    In August 2025, the GIC Joint Venture entered into two $150 million forward starting interest rate swaps to fix 1-month term SOFR to replace $300 million of existing GIC Joint Venture interest rate swaps that matured in January 2026. The forward starting interest rate swaps were outstanding at December 31, 2025 but did not become effective until January 13, 2026.

At September 30, 2026, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 51% of our total pro rata indebtedness when taking into consideration interest rate swaps that are currently in effect.

At September 30, 2026 and December 31, 2025, we had interest rate swaps in effect to convert $683 million of debt with variable interest rates to fixed interest rates. The interest rate swaps are carried at fair value on our Condensed Consolidated Balance Sheets. Differences between carrying value and fair value of our fixed-rate debt are primarily due to changes in interest rates. Inherently, fixed-rate debt is subject to fluctuations in fair value as a result of changes in the current market rate of interest on the valuation date.

Our interest rate swaps have been designated as cash flow hedges and are valued using a market approach, which is a Level 2 valuation technique. At September 30, 2026, all of our interest rate swaps were in an asset position. At December 31, 2025, four of our interest rate swaps were in an asset position and five were in a liability position. Derivative assets related to our interest rate swaps are recorded in Other assets and derivative liabilities are recorded in Accrued expenses and other on our Condensed Consolidated Balance Sheets. We are not required to post any collateral related to these agreements and are not in breach of any financial provisions of the agreements.

Changes in the fair value of the hedging instruments are deferred in Accumulated other comprehensive income on our Condensed Consolidated Balance Sheets and are reclassified to Interest expense on our Condensed Consolidated Statements of Operations in the period in which the hedged item affects earnings. In the next 12 months, we estimate that $7.7 million will be reclassified from Accumulated other comprehensive income and recorded as a decrease to Interest expense.

We characterize the realized and unrealized gain or loss related to derivative financial instruments designated as cash flow hedges as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unrealized gain (loss) recognized in Accumulated other comprehensive income (loss) on derivative financial instruments	$5,013	$213	$13,158	$(1,880)
Gain reclassified from Accumulated other comprehensive income to Interest expense	$1,015	$2,120	$2,927	$6,112
Total interest expense and other finance expense presented on the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$21,926	$20,676	$64,444	$61,260

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

In August 2026, the Company and the Operating Partnership entered into an equity distribution agreement (the “Equity Distribution Agreement”) with a group of underwriters as sales agents for the Company, principals, and with certain exceptions, forward sellers (collectively the “Managers”), and certain banks as forward purchasers, providing for the offer and sale of shares of the Company’s Common Stock, having a maximum aggregate offering price of up to $200 million through or to the Managers, as the Company’s sales agents or, if applicable, as forward sellers, or directly to the Managers, as principals (the “2026 ATM Program”).

Changes in Common Stock were as follows:

	Nine Months Ended September 30,
	2026	2025
Beginning shares of Common Stock outstanding	108,798,686	108,435,663
Common Unit redemptions	—	2,923,797
Shares repurchased under the 2025 Share Repurchase Program	(1,481,959)	(3,585,179)
Grants under the Equity Plan (as defined below in Note 12 - Equity-Based Compensation)	1,706,937	1,269,495
Annual grants to independent directors	156,051	189,826
Performance and time-based share forfeitures	(1,104,569)	(185,434)
Shares acquired for employee withholding requirements	(221,903)	(244,752)
Ending shares of Common Stock outstanding	107,853,243	108,803,416

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

The Company's outstanding shares of preferred stock (collectively, “Preferred Shares”) rank senior to our Common Stock and on parity with each other with respect to the payment of dividends and distributions of assets in the event of a liquidation, dissolution, or winding up. The Preferred Shares do not have maturity dates and are not subject to mandatory redemption or sinking fund requirements. The Preferred Shares are redeemable by the Company at its election. When redeemable, the Company may, at its option, redeem the applicable Preferred Shares, in whole or from time to time in part, by payment of $25 per share, plus any accumulated, accrued and unpaid dividends up to, but not including the date of redemption. If the Company does not exercise its rights to redeem the Preferred Shares upon certain changes in control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s Common Stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series E Preferred Stock and Series F Preferred Stock is 3.1686 and 5.8275 shares of Common Stock, respectively, all subject to certain adjustments.

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

During the nine months ended September 30, 2026 and 2025, the Company repurchased 1,481,959 and 3,585,179 shares of our Common Stock, respectively, under the 2025 Share Repurchase Program for an aggregate purchase price and commissions of $6.2 million and $15.4 million, respectively, or an average of approximately $4.17 and $4.30 per share, respectively. There were no repurchases of stock during the three months ended September 30, 2026 or 2025. As of September 30, 2026, approximately $28.4 million remained available for repurchase under the 2025 Share Repurchase Program.

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

During the nine months ended September 30, 2025, 2.9 million Common Units were converted to shares of our Common Stock. The conversion was recorded based on the average value per Common Unit on the original issuance dates. NewcrestImage owned approximately 12.9 million Common Units at both September 30, 2026 and December 31, 2025, which represents virtually all of the Common Units owned by unaffiliated third parties.

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

Non-controlling Interests in Consolidated Joint Ventures

At September 30, 2026, the Company is a partner with a majority equity interest in the three joint ventures described below, which are consolidated in our Condensed Consolidated Financial Statements. The portion of income (loss) related to our joint ventures allocated to these non-controlling interests is included on the Company’s Condensed Consolidated Statements of Operations as Income (loss) attributable to non-controlling interests.

GIC Joint Venture

In July 2019, the Company entered into the GIC Joint Venture to acquire assets that align with the Company’s current investment strategy and criteria. The Company serves as general partner and asset manager of the GIC Joint Venture and has historically invested, and intends to continue to invest 51% of the equity capitalization of the limited partnership, with GIC investing the remaining 49%. The Company earns fees for providing services to the GIC Joint Venture and has the potential to earn incentive fees based on the GIC Joint Venture achieving certain return thresholds. At September 30, 2026, the GIC Joint Venture owns 39 lodging properties containing 5,503 guestrooms in 11 states.

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

Redeemable Non-controlling Interests

In connection with the NCI Transaction, Summit Hotel GP, LLC, a wholly-owned subsidiary of the Company and the sole general partner of the Operating Partnership, on its own behalf as general partner of the Operating Partnership and on behalf of the limited partners of the Operating Partnership, on January 13, 2022, entered into the Tenth Amendment (the “Tenth Amendment”) to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, to provide for the issuance of up to 2,000,000 Series Z Preferred Units. In January 2022 and March 2022, in connection with the NCI Transaction, the Operating Partnership issued an aggregate of 2,000,000 Series Z Preferred Units as partial consideration for the purchase. At September 30, 2026, the redeemable Series Z Preferred Units issued in connection with the NCI Transaction are recorded as temporary equity and reflected as Redeemable non-controlling interests on our Condensed Consolidated Balance Sheets.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents information about our financial instruments measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, we classify assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Disclosures concerning financial instruments measured at fair value are as follows (in thousands):

	Fair Value Measurements at September 30, 2026 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$12,696	$—	$12,696
Onera Purchase Option	—	—	931	931

	Fair Value Measurements at December 31, 2025 using
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps	$—	$3,001	$—	$3,001
Onera Purchase Option	—	—	931	931
Liabilities:
Interest rate swaps	—	536	—	536

The Onera Purchase Option does not have a readily determinable fair value. The fair value was estimated using a modified Monte Carlo simulation model and was based on unobservable inputs for which there is little or no market information available. As such, we were required to develop assumptions to estimate the fair value of the Modified Onera Purchase Option as follows (dollars in thousands):

Estimated equity value	$3,300
Weighted average cost of capital	13.00%
Expected volatility	12.80%
Risk free rate	3.42%
Term (1)	1.08 years
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

Management Agreements

Our lodging properties operate pursuant to management agreements with various professional third-party management companies. The remaining terms of our management agreements range from month-to-month to seven years and have various extension provisions. Each management company receives a base management fee, which is a percentage of total lodging property revenues. In addition, our lodging property management agreements generally provide that the lodging property manager can earn an incentive fee for hotel-level Earnings Before Interest, Taxes, Depreciation and Amortization over certain thresholds of a required investment return. In some cases, there are also monthly fees for certain services, such as accounting and shared services, based on the number of guestrooms. Generally, there are also incentive fees payable to our property managers based on attaining certain financial thresholds at lodging properties under their management. Management fee expenses were $3.8 million and $3.1 million for the three months ended September 30, 2026 and 2025, respectively, and $12.4 million and $12.0 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Stock options granted may be either incentive stock options or non-qualified stock options. Vesting terms may vary with each grant. At September 30, 2026, we only have outstanding restricted stock awards. All of our outstanding equity-based awards are classified as equity awards.

Time-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes time-based restricted stock award activity under our Equity Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2025	1,386,182	$6.73	$6,751
Granted	881,439	4.16
Vested	(514,532)	7.00
Forfeited	(251,013)	5.23
Non-vested at September 30, 2026	1,502,076	$5.38	$8,967

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

Performance-Based Restricted Stock Awards Made Pursuant to Our Equity Plan

The following table summarizes performance-based restricted stock activity under the Equity Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value (1)	Aggregate Current Value
		(per share)	(in thousands)
Non-vested at December 31, 2025	1,509,788	$8.26	$7,353
Granted	825,498	4.40
Forfeited	(853,556)	8.11
Non-vested at September 30, 2026	1,481,730	$6.19	$8,846
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

The number of shares the executive officers may earn under these awards ranges from zero shares to twice the number of shares granted based on our percentile ranking within the Index at the end of the performance period. In addition, a portion of the performance-based shares may be earned based on the Company's absolute total shareholder return calculated during the performance period.

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

Equity-Based Compensation Expense

Equity-based compensation expense included in Corporate general and administrative expenses on the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Time-based restricted stock	$890	$1,004	$2,612	$2,913
Performance-based restricted stock	770	1,045	1,610	3,065
Director stock (1)	—	—	865	776
	$1,660	$2,049	$5,087	$6,754
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

Unrecognized equity-based compensation expense for all non-vested awards pursuant to our Equity Plan was $9.4 million at September 30, 2026 and will be recorded as follows (in thousands):

	Total	2026	2027	2028	2029
Time-based restricted stock	$5,036	$911	$2,666	$1,252	$207
Performance-based restricted stock	4,345	770	2,255	1,147	173
	$9,381	$1,681	$4,921	$2,399	$380

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

We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. Certain of our TRS Lessees have incurred operating losses in the past and the realizability of certain of our deferred tax assets as of September 30, 2026 is not reasonably assured. As of September 30, 2026, we have a valuation allowance of $2.7 million against a portion of our deferred tax assets. We may reverse the valuation allowance in the future as additional evidence becomes available to support the realizability of the deferred tax assets.

The Company accounts for income taxes in interim periods in accordance with ASC No. 740 - Income Taxes. Under ASC No. 740, income tax expense (benefit) is recognized in interim periods based on our best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. This estimated annual effective tax rate is updated quarterly and applied to year-to-date consolidated ordinary income (loss). Estimates of the annual effective tax rate are, of necessity, based on evaluations of possible future events and transactions that may be subject to subsequent refinement or revision. Actual tax expense for the full fiscal year may vary from these interim period estimates if actual full-year operating results, tax planning strategies, or jurisdictions in which income is earned differ significantly from our current forecasts. Tax effects of discrete, unusual, or infrequently occurring items are recognized entirely in the interim period in which they occur. The Company recorded an income tax expense of $0.9 million and an income tax benefit of $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and an income tax expense of $0.3 million and $1.6 million for the nine months ended September 30, 2026 and 2025, respectively.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. In general, we are not subject to tax examinations by tax authorities for years before 2023. In the normal course of business, we are subject to examination by federal, state, and local jurisdictions where applicable. We had no unrecognized tax benefits at September 30, 2026. We expect no significant increase or decrease in unrecognized tax benefits due to changes in tax positions within the next year.

NOTE 14 - EARNINGS PER SHARE

The following is a summary of the components used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(5,183)	$(11,760)	$(1,361)	$(9,100)
Adjusted for:
Distributions to and accretion of redeemable non-controlling interests	(656)	(656)	(1,970)	(1,970)
Preferred dividends	(3,968)	(3,968)	(11,906)	(11,906)
Losses (income) attributable to non-controlling interests in joint ventures	1,217	3,565	(727)	3,051
Dividends paid on unvested time-based restricted stock	(121)	(113)	(372)	(324)
Allocation of loss to Common Units	935	1,415	1,735	2,211
Numerator for loss per common stockholder - basic and diluted	$(7,776)	$(11,517)	$(14,601)	$(18,038)

Denominator:
Weighted average common shares outstanding - basic and diluted	104,856	105,889	105,112	107,169

Net loss per share available to common stockholders:
Basic and diluted	$(0.07)	$(0.11)	$(0.14)	$(0.17)

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

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash payments for interest	$58,890	$58,053
Accrued improvements to lodging properties	$7,260	$9,997
Cash payments for income taxes, net of refunds	$1,496	$1,225
Accrued and unpaid dividends on unvested performance-based restricted stock	$635	$642

NOTE 16 - SEGMENT INFORMATION

We have investments in lodging properties located in 24 states. Our lodging properties derive revenue primarily from guestroom sales, food and beverage sales, and revenues from other lodging services and amenities. Our President and Chief Executive Officer, who serves as our Chief Operating Decision Maker (“CODM”), evaluates the performance, makes capital allocation decisions, and manages the overall operating and investing strategy of each hotel individually. As such, we consider each lodging property to be an operating segment. Each of our properties has similar economic characteristics and risks, facilities, and services and distributes their products and services in the same manner through third-party management companies. Therefore, all of our lodging properties are aggregated into a single reportable segment. The accounting policies of the lodging property segment are the same as those described in “Note 2 - Basis of Presentation and Significant Accounting Policies” to the Condensed Consolidated Financial Statements. Our measure of segment assets is total assets as reported on our Condensed Consolidated Balance Sheets.

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

Lodging revenues and Hotel EBITDA, including significant lodging expenses for our single reportable operating segment, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lodging property revenues:
Room	$163,166	$156,323	$501,867	$490,653
Food and beverage	10,321	10,017	32,879	32,202
Other	12,219	10,777	35,032	31,657
Total revenues	185,706	177,117	569,778	554,512

Lodging property expenses:
Room	39,201	38,958	114,900	114,256
Sales and marketing	24,463	23,630	73,948	72,187
Administrative and general	14,702	14,408	44,296	43,736
Property taxes, insurance and other	13,638	14,106	41,093	41,123
Food and beverage	8,141	8,217	25,141	24,596
Property operations & maintenance	8,235	8,410	24,117	24,487
Utility costs	8,317	7,999	23,154	21,968
Management fees	3,844	3,142	12,431	12,048
Other lodging property expenses	4,734	4,128	14,257	12,062
Total lodging property expenses	125,275	122,998	373,337	366,463
Hotel EBITDA	$60,431	$54,119	$196,441	$188,049

A reconciliation of Loss from continuing operations before income taxes as shown on our Condensed Consolidated Statements of Operations to Hotel EBITDA is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss from continuing operations before income taxes	$(4,303)	$(12,112)	$(1,019)	$(7,520)
Adjusted for:
Depreciation and amortization	36,108	37,634	109,295	112,123
Corporate general and administrative	8,131	7,845	24,391	24,696
Loss on write-down of assets	—	—	3,641	—
(Gain) loss on disposal of assets, net	(142)	57	(236)	136
Interest expense	21,926	20,676	64,444	61,260
Interest income	(340)	(259)	(887)	(836)
Other (income) expense, net	(949)	278	(3,188)	(1,810)
Hotel EBITDA	$60,431	$54,119	$196,441	$188,049

NOTE 17 - RELATED PARTY TRANSACTION

In June 2026, our GIC Joint Venture acquired an approximately one acre undeveloped parcel of land in Frisco, TX for $1.4 million from an entity affiliated with Mehulkumar B. Patel, a member of our Board of Directors (the “Related Party Transaction”). The parcel is adjacent to the three GIC Joint Venture owned lodging properties in Frisco, TX that were acquired as part of the NCI Transaction. The purchase price was negotiated based on an independent third-party appraisal, which used market participant assumptions and valuation techniques consistent with ASC No. 820 - Fair Value Measurement, including consideration of comparable market data and the asset’s highest and best use. As such, we believe that the terms of the Related Party Transaction were consistent with market rates. Furthermore, the Related Party Transaction was reviewed and approved by our Board of Directors in accordance with our related party transaction policy. We have no continuing obligations related to the seller.

NOTE 18 - SUBSEQUENT EVENTS

Dividends

On October 27, 2026, our Board of Directors declared quarterly cash dividends and distributions of $0.08 per share on our Common Stock and per Common Unit of the Operating Partnership and cash dividends of $0.390625 per share of 6.25% Series E Preferred Stock and $0.3671875 per share of 5.875% Series F Preferred Stock. The Board of Directors also declared on behalf of the Operating Partnership, a cash distribution of $0.328125 per share of the Operating Partnership's unregistered 5.25% Series Z Cumulative Perpetual Preferred Units. The dividends and distributions are payable on November 30, 2026 to holders of record as of November 16, 2026.

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
•changes in occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) and other lodging property operating metrics;
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

Overview

Summit Hotel Properties, Inc. is a self-managed lodging property investment company that was organized in June 2010 and completed its initial public offering in February 2011. We focus on owning lodging properties with efficient operating models that generate strong margins and investment returns. Our lodging properties are typically located in markets with multiple demand generators such as corporate offices and headquarters, retail centers, airports, state capitols, convention centers, and leisure attractions. Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership, Summit Hotel OP, LP (the “Operating Partnership”). Through a wholly-owned subsidiary, we are the sole general partner of the Operating Partnership. At September 30, 2026, we owned, directly and indirectly, approximately 89% of the Operating Partnership’s issued and outstanding common units of limited partnership interest (“Common Units”), and all of the Operating Partnership’s issued and outstanding 6.25% Series E and 5.875% Series F preferred units of limited partnership interest. NewcrestImage Holdings, LLC and NewcrestImage Holdings II, LLC own all of the issued and outstanding 5.25% Series Z Cumulative Perpetual Preferred Units of the Operating Partnership (“Series Z Preferred Units”), which were issued as part of the NCI Transaction (as defined in “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements). We collectively refer to preferred units of limited partnership interests of our Operating Partnership as “Preferred Units.”

At September 30, 2026, our portfolio consisted of 92 lodging properties with a total of 14,027 guestrooms located in 24 states of the United States of America. We own our lodging properties in fee simple, except for six lodging properties which are subject to ground leases or subleases. As of September 30, 2026, we own 100% of the outstanding equity interests in 50 of the 92 lodging properties. We own a 51% controlling interest in 39 lodging properties through a joint venture that was formed in July 2019 with USFI G-Peak, Ltd. (“GIC”), a private limited company incorporated in the Republic of Singapore (the “GIC Joint Venture”). We also own 90% equity interests in two separate joint ventures (the “Brickell Joint Venture” and the “Onera Joint Venture”). The Brickell Joint Venture owns two lodging properties, and the Onera Joint Venture owns one lodging property.

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

Management Company	Number of Properties	Number of Guestrooms
Affiliates of Aimbridge Hospitality, LLC	46	7,124
OTO Development, LLC	11	1,560
Affiliates of Magna Hospitality Group, L.C.	10	1,619
Stonebridge Realty Advisors, Inc. and affiliates	7	1,042
Crestline Hotels & Resorts, LLC	7	927
Affiliates of Marriott, including Courtyard Management Corporation, SpringHill SMC Corporation and Residence Inn by Marriott, Inc.	3	413
White Lodging Services Corporation	2	453
Hersha Hospitality Management	2	338
MIA Hospitality Management, LLC	2	264
InterContinental Hotel Group Resources, Inc., an affiliate of IHG	1	252
Blink Data Services, LLC	1	35
Total	92	14,027

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

Industry Trends and Outlook

Room-night demand in the U.S. lodging industry is generally correlated to certain macroeconomic trends. Key drivers of demand, and therefore lodging revenues, include changes in gross domestic product, corporate profits, capital investments, employment, government policy, inbound international travel, and consumer and corporate sentiment. Hotel demand and pricing dynamics have improved in recent months and, combined with a stabilized cost environment, have resulted in hotel-level profit margins expanding. However, certain costs continue to grow above historical levels and changes in hotel demand patterns or operating cost dynamics could affect our ability to continue to drive hotel-level profit growth.

During the third quarter of 2026, we experienced strong same-store RevPAR growth driven by increases in both ADR and occupancy. Total portfolio revenue grew year-over-year, primarily from an increase in room revenue with other revenue categories, such as food and beverage and ancillary services, also growing in the period. The current outlook for the industry remains positive, with expectations of sustained growth in room night demand and ADR, supported by limited supply growth and increasing travel demand.

Our Lodging Property Portfolio

According to current chain scales as defined by STR, as of September 30, 2026, six of our lodging properties with a total of 954 guestrooms are categorized as Upper-upscale hotels, 69 of our lodging properties with a total of 10,745 guestrooms are categorized as Upscale hotels and 15 of our lodging properties with a total of 2,248 guestrooms are categorized as Upper-midscale hotels. We have two independent lodging properties that are not categorized by STR. Lodging property information at September 30, 2026 is as follows:

Franchise/Brand	Number of Lodging Properties	Number of Guestrooms
Marriott
Courtyard by Marriott	13	2,515
Residence Inn by Marriott	15	2,160
AC Hotel by Marriott	6	1,026
SpringHill Suites by Marriott	6	775
TownePlace Suites	2	225
Marriott	1	165
Fairfield Inn & Suites by Marriott	1	140
Element by Marriott	1	108
Total Marriott	45	7,114
Hilton
Hampton Inn & Suites	9	1,412
Hilton Garden Inn	7	1,102
Homewood Suites	3	369
Embassy Suites	2	346
Canopy Hotel	2	326
DoubleTree by Hilton	1	210
Total Hilton	24	3,765
Hyatt
Hyatt Place	13	1,893
Hyatt House	3	466
Total Hyatt	16	2,359
IHG
Holiday Inn Express & Suites	3	471
Staybridge Suites	1	121
Hotel Indigo	1	117
Total IHG	5	709
Independent
Nordic Lodge	1	45
Onera	1	35
Total Independent	2	80
Total	92	14,027

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

Comparison of the Three Months Ended September 30, 2026 with the Three Months Ended September 30, 2025

The following table contains key operating metrics for our portfolio for the three months ended September 30, 2026 compared with the three months ended September 30, 2025 (dollars in thousands, except ADR and RevPAR).

	Three Months Ended September 30,				Quarter-over-Quarter		Quarter-over-Quarter
	2026		2025		Dollar Change		Percentage Change
	Total Portfolio (92 properties)(1)	Same-Store Portfolio (92 properties)(2)	Total Portfolio (97 properties)	Same-Store Portfolio (92 properties)	Total Portfolio (92/97 properties)	Same-Store Portfolio (92 properties)	Total Portfolio (92/97 properties)	Same-Store Portfolio (92 properties)
Revenues:
Room	$163,166	$162,816	$156,323	$151,865	$6,843	$10,951	4.4%	7.2%
Food and beverage	10,321	10,315	10,017	9,724	304	591	3.0%	6.1%
Other	12,219	12,196	10,777	10,496	1,442	1,700	13.4%	16.2%
Total	$185,706	$185,327	$177,117	$172,085	$8,589	$13,242	4.8%	7.7%

Expenses:
Room	$39,201	$39,095	$38,958	$37,934	$243	$1,161	0.6%	3.1%
Food and beverage	8,141	8,120	8,217	7,912	(76)	208	(0.9)%	2.6%
Other lodging property operating expenses	60,451	60,272	58,575	56,563	1,876	3,709	3.2%	6.6%
Total	$107,793	$107,487	$105,750	$102,409	$2,043	$5,078	1.9%	5.0%

Operational Statistics:
Occupancy	75.1%	75.1%	73.7%	73.8%	n/a	n/a	1.9%	1.8%
ADR	$167.93	$167.95	$158.25	$159.47	$9.68	$8.48	6.1%	5.3%
RevPAR	$126.03	$126.17	$116.57	$117.69	$9.46	$8.48	8.1%	7.2%

(1)    Total portfolio information includes the operating results of the Courtyard by Marriott, Dallas (Arlington South), TX and the Residence Inn by Marriott, Dallas (Arlington South), TX, which were sold in the third quarter of 2026, from July 1, 2026 through the disposition date of July 22, 2026. Therefore, total portfolio operating results reflect 94 lodging properties for a portion of the period.
(2)    Same-store information includes operating results for 92 hotels owned by the Company as of January 1, 2025, and at all times during the three months ended September 30, 2026, and 2025.

The portfolio information above for the three months ended September 30, 2026 and 2025 reflects operating results for various portions of each period for certain lodging properties as a result of sales of lodging properties. The following table details how the disposition transactions affect each reporting period:

	Transaction	Portion of Operating Results Included For The Three Months Ended September 30,
	Date	2026	2025
Sold Properties:		(Total Portfolio)
Courtyard by Marriott - Amarillo, TX	October 2025	None	Full Period
Courtyard by Marriott - Kansas City, MO	October 2025	None	Full Period
Hilton Garden Inn - Longview, TX	February 2026	None	Full Period
Courtyard by Marriott and Residence Inn - Dallas (Arlington South), TX	July 2026	Partial Period	Full Period

Changes from the three months ended September 30, 2026 compared with the three months ended September 30, 2025 were due to the following:

•Revenues and RevPAR. Room revenues for our total portfolio during the third quarter of 2026 compared with the third quarter of 2025 increased by $6.8 million primarily as a result of an $11.0 million increase in same-store room revenues, partially offset by a $4.2 million decrease due to the sale of five lodging properties subsequent to September 30, 2025 (collectively, the “Sold Properties”). The same-store increase was driven by strong ADR performance across substantially all of our markets, an increase in occupancy across the portfolio, and incremental demand related to special events in certain markets. Additionally, we experienced ongoing performance improvement from the Courtyard Oceanside Fort Lauderdale Beach following a comprehensive renovation.

Occupancy increased 1.9% and ADR increased by 6.1% for the total portfolio during the third quarter of 2026, which resulted in an 8.1% increase in RevPAR. On a same-store basis, we experienced an increase of 1.8% in occupancy and a 5.3% increase in ADR during the third quarter of 2026. This resulted in an increase in same-store RevPAR of 7.2%. The increase in ADR was driven by improved performance in higher rated demand segments, notably the retail segment, and broad-based improvements in the corporate negotiated segment.

•Room Expenses. Room expenses for our total portfolio for the third quarter of 2026 compared with the third quarter of 2025 increased $0.2 million as a result of a $1.2 million increase in same-store room expenses primarily related to increases in wages and employee benefits and contract labor. The same-store increase was partially offset by a $1.0 million decrease due to the sale of the Sold Properties.

•Food and Beverage Revenues and Expenses. Total portfolio food and beverage revenues increased by $0.3 million for the third quarter of 2026 primarily due to a $0.6 million increase in same-store food and beverage revenues from increased guest demand, partially from a comprehensive renovation of the Courtyard Oceanside Fort Lauderdale Beach, and strategic initiatives focused on optimizing menu pricing, partially offset by a $0.3 million decrease from the sale of the Sold Properties. Total portfolio food and beverage expenses decreased by $0.1 million primarily as a result of a $0.3 million decrease due to the sale of the Sold Properties.

•Other Lodging Property Operating Revenues and Expenses. Other lodging property operating revenues for our total portfolio during the third quarter of 2026 compared with the third quarter of 2025 increased $1.4 million as a result of a $1.7 million increase in same-store other revenues, partially offset by a $0.3 million decrease due to the sale of the Sold Properties. The same-store increase was primarily attributable to growth in resort and parking fees and our continued focus on increasing guest parking revenue across our portfolio.

The $1.9 million increase in other lodging property operating expenses for the total portfolio for the three months ended September 30, 2026 in comparison with the three months ended September 30, 2025 was attributable to a $3.7 million increase in same-store other lodging property operating expenses partially offset by a $1.8 million decrease due to the sale of the Sold Properties. The same-store increase was driven by increased franchise royalty and related brand fees and credit card fees, which was commensurate with increases in revenues, increased maintenance expenses, and an increase in general and administrative expenses due to increases in wages and earned incentives as a result of improved performance.

The following table includes other consolidated income and expenses for the three months ended September 30, 2026 compared with the three months ended September 30, 2025 (dollars in thousands):

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percentage Change
Property taxes, insurance and other	$13,638	$14,106	$(468)	(3.3)%
Management fees	3,844	3,142	702	22.3%
Depreciation and amortization	36,108	37,634	(1,526)	(4.1)%
Corporate general and administrative	8,131	7,845	286	3.6%
Interest expense	21,926	20,676	1,250	6.0%
Other income (expense), net	949	(278)	1,227	nm¹
Income tax expense (benefit)	880	(352)	1,232	nm¹

¹ Not meaningful.

Changes for the three months ended September 30, 2026 compared with the three months ended September 30, 2025 were due to the following:

•Property Taxes, Insurance and Other. Property taxes, insurance and other decreased by $0.5 million during the three months ended September 30, 2026. The decrease was primarily driven by a $0.2 million decrease in insurance premiums due to favorable renewal rates in the current period for our property and casualty insurance, combined with a $0.1 million decrease in property taxes from refunds due to successful appeals, and a $0.1 million decrease in franchise taxes.

•Management Fees. Management fees increased by $0.7 million during the three months ended September 30, 2026 primarily due to higher same-store revenues and the effect of amendments to certain property management agreements, which reduced management fees incurred during the three months ended September 30, 2025. This was partially offset by lower management fees resulting from the sale of the Sold Properties.

•Depreciation and Amortization. Depreciation and amortization decreased by $1.5 million during the three months ended September 30, 2026 due to a $0.9 million decrease from the sale of the Sold Properties and a $0.6 million decrease in same-store depreciation and amortization, as the reduction from fully depreciated assets exceeded the depreciation of assets placed in service related to completed renovations.

•Corporate General and Administrative. Corporate general and administrative expenses increased by $0.3 million during the three months ended September 30, 2026 in comparison with the same period in the prior year as a result of an increase in corporate employee-related costs.

•Interest Expense. Interest expense increased by $1.3 million during the three months ended September 30, 2026, primarily due to the refinancing in February 2026 of the $287.5 million 1.5% Convertible Notes with the $275 million 2025 Delayed Draw Term Loan, which has a higher variable interest rate, partially offset by a decrease in the average outstanding debt balance during the current period.

•Other Income (Expense), net. Other income, net for the three months ended September 30, 2026 consists primarily of $0.6 million of net third-party tenant income, the realization of approximately $0.5 million of tax rebates related to the NCI Transaction, and $0.2 million of amortization of key money liabilities, partially offset by a net casualty loss of $0.4 million.

Other expense, net for the three months ended September 30, 2025 consists primarily of $0.9 million of costs related to property manager transitions, $0.3 million of expensed debt transaction costs related to the refinancing of the 2022 GIC Joint Venture Term Loan with the $400 million 2025 GIC Joint Venture Term Loan, and a net casualty loss of $0.5 million, partially offset by $0.7 million of net third-party tenant income and the realization of approximately $0.6 million of tax rebates related to the NCI Transaction.

•Income Tax Expense. The Company recorded an income tax expense of $0.9 million during the three months ended September 30, 2026, compared to an income tax benefit of $0.4 million during the same period in the previous year. Income tax expense varies based on changes in our effective tax rate and variability in quarterly net income (loss).

Comparison of the Nine Months Ended September 30, 2026 with the Nine Months Ended September 30, 2025

The following table contains key operating metrics for our portfolio for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025 (dollars in thousands, except ADR and RevPAR):

	Nine Months Ended September 30,
	2026		2025		Dollar Change		Percentage Change
	Total Portfolio (92 properties)(1)	Same-Store Portfolio (92 properties)(2)	Total Portfolio (97 properties)	Same-Store Portfolio (92 properties)	Total Portfolio (92/97 properties)	Same-Store Portfolio (92 properties)	Total Portfolio (92/97 properties)	Same-Store Portfolio (92 properties)
Revenues:
Room	$501,867	$497,472	$490,653	$477,804	$11,214	$19,668	2.3%	4.1%
Food and beverage	32,879	32,707	32,202	31,300	677	1,407	2.1%	4.5%
Other	35,032	34,838	31,657	30,832	3,375	4,006	10.7%	13.0%
Total	$569,778	$565,017	$554,512	$539,936	$15,266	$25,081	2.8%	4.6%

Expenses:
Room	$114,900	$113,856	$114,256	$111,254	$644	$2,602	0.6%	2.3%
Food and beverage	25,141	24,933	24,596	23,736	545	1,197	2.2%	5.0%
Other lodging property operating expenses	179,772	177,892	174,440	168,667	5,332	9,225	3.1%	5.5%
Total	$319,813	$316,681	$313,292	$303,657	$6,521	$13,024	2.1%	4.3%

Operational Statistics:
Occupancy	74.3%	74.4%	74.5%	74.7%	n/a	n/a	(0.3)%	(0.5)%
ADR	$174.29	$174.70	$165.56	$167.15	$8.73	$7.55	5.3%	4.5%
RevPAR	$129.49	$129.91	$123.42	$124.91	$6.07	$5.00	4.9%	4.0%

(1)    Total portfolio information includes the operating results of the Hilton Garden Inn - Longview, TX, which was sold in the first quarter of 2026, and the Courtyard by Marriott, Dallas (Arlington South), TX and the Residence Inn by Marriott, Dallas (Arlington South), TX, which were sold in the third quarter of 2026. Therefore, total portfolio operating results reflect 95 lodging properties for a portion of the period.
(2)    Same-store information includes operating results for 92 hotels owned by the Company as of January 1, 2025, and at all times during the nine months ended September 30, 2026, and 2025.

The total portfolio information above for the nine months ended September 30, 2026 and 2025 reflects operating results for various portions of each period for certain lodging properties as a result of the sales of lodging properties. The following table details how the disposition transactions affect each reporting period:

	Transaction	Portion of Operating Results Included For The Nine Months Ended September 30,
	Date	2026	2025
Sold Properties:		(Total Portfolio)
Courtyard by Marriott - Amarillo, TX	October 2025	None	Full Period
Courtyard by Marriott - Kansas City, MO	October 2025	None	Full Period
Hilton Garden Inn - Longview, TX	February 2026	Partial Period	Full Period
Courtyard by Marriott and Residence Inn - Dallas (Arlington South), TX	July 2026	Partial Period	Full Period

Changes from the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025 were due to the following:

•Revenues and RevPAR. Room revenues for our total portfolio for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025 increased by $11.2 million as a result of a $19.7 million increase in same-store room revenues, partially offset by an $8.5 million decrease in room revenues due to the effect of the sale of the Sold Properties. The same-store increase was primarily driven by strong ADR performance across substantially all of our markets, in addition to incremental demand related to special events in certain markets. Additionally, we experienced ongoing performance improvements from the Courtyard Oceanside Fort Lauderdale Beach following a comprehensive renovation.

Occupancy decreased by 0.3% and ADR increased by 5.3% for the total portfolio during the nine months ended September 30, 2026, which resulted in a 4.9% increase in RevPAR. On a same-store basis, occupancy decreased 0.5% and we experienced a 4.5% increase in ADR during the nine months ended September 30, 2026. This resulted in an increase in same-store RevPAR of 4.0% for the nine months ended September 30, 2026. The increase in ADR was driven by improved performance in higher rated segments, notably the retail segment, and broad-based improvements in the corporate negotiated segment.

•Room Expenses. Room expenses for our total portfolio for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025, increased by $0.6 million primarily due to a $2.6 million increase in same-store room expenses driven by increases in wages and employee benefits, which were partially offset by decreased utilization of contract labor. The same-store increase was partially offset by a $2.0 million decrease in room expenses as a result of the sale of the Sold Properties.

•Food and Beverage Revenues and Expenses. Total portfolio food and beverage revenues for the nine months ended September 30, 2026 increased by $0.7 million due to a $1.4 million increase in same-store food and beverage revenues as a result of increased guest demand, partially from a comprehensive renovation of the Courtyard Oceanside Fort Lauderdale Beach, and strategic initiatives focused on optimizing menu pricing, partially offset by a $0.7 million decrease due to the sale of the Sold Properties. Total portfolio food and beverage expenses increased by $0.5 million, due to a $1.2 million increase in same-store food and beverage expenses primarily due to increases in labor and benefits and costs to support the increase in food and beverage revenues, partially offset by a $0.7 million decrease due to the sale of the Sold Properties.

•Other Revenues and Other Lodging Property Operating Expenses. Other lodging property operating revenues for our total portfolio during the nine months ended September 30, 2026 increased by $3.4 million as a result of a $4.0 million increase in same-store other lodging property operating revenues, partially offset by a $0.6 million decrease in other lodging property operating revenues as a result of the sale of the Sold Properties. The same-store increase was primarily attributable to higher resort and parking fees for the current period.

The $5.3 million increase in other lodging property operating expenses for the total portfolio for the nine months ended September 30, 2026 was driven by a $9.2 million increase in same-store other lodging property operating expenses, partially offset by a $3.9 million decrease due to the sale of the Sold Properties. The same-store increase was driven by increased franchise royalty and related brand fees and credit card fees, which was commensurate with increases in revenues, and an increase in general and administrative expenses due to increases in wages and earned incentives as a result of improved performance.

The following table includes other consolidated income and expenses for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025 (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percentage Change
Property taxes, insurance and other	$41,093	$41,123	$(30)	(0.1)%
Management fees	12,431	12,048	383	3.2%
Depreciation and amortization	109,295	112,123	(2,828)	(2.5)%
Corporate general and administrative	24,391	24,696	(305)	(1.2)%
Interest expense	64,444	61,260	3,184	5.2%
Other income, net	3,188	1,810	1,378	76.1%
Income tax expense	342	1,580	(1,238)	(78.4)%

Changes from the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025 were due to the following:

•Property Taxes, Insurance and Other. Property taxes, insurance and other were relatively consistent during the nine months ended September 30, 2026. Same-store property taxes increased $1.2 million due to a decrease in cash refunds from successful appeals received in the current year period compared to the prior year period, and an increase in property tax assessments in certain locations during the current period. This increase was offset by a $0.5 million decrease in property taxes as a result of the sale of the Sold Properties, a $0.5 million decrease in insurance premiums due to favorable renewal rates on our property and casualty insurance policy, and a $0.3 million decrease in franchise taxes.

•Management Fees. Management fees increased by $0.4 million during the nine months ended September 30, 2026 driven by an increase in same-store revenues and the effect of amendments to certain property management agreements, which reduced management fees incurred during the nine months ended September 30, 2025.

•Depreciation and Amortization. Depreciation and amortization decreased by $2.8 million during the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025 primarily due to a $2.5 million decrease from the sale of the Sold Properties and a $0.3 million decrease in same-store depreciation and amortization as the reduction from fully depreciated assets exceeded the depreciation of assets placed in service related to completed renovations.

•Corporate General and Administrative. Corporate general and administrative expenses decreased by $0.3 million during the nine months ended September 30, 2026, primarily due to a $0.8 million net decrease in stock-based compensation and other employee-related costs, partially offset by a $0.5 million increase in professional fees.

•Interest Expense. Interest expense increased by $3.2 million during the nine months ended September 30, 2026 primarily due to the refinancing in February 2026 of the $287.5 million 1.5% Convertible Notes with the $275 million 2025 Delayed Draw Term Loan, which has a higher variable interest rate and an increase in amortization of debt issuance costs, offset by a decrease in variable interest rates and the average outstanding debt balance during the current period.

•Other Income, net. Other income, net for the nine months ended September 30, 2026 consists primarily of net third-party tenant income of $2.0 million, the realization of $1.7 million of tax rebates related to the NCI Transaction, and $0.5 million of amortization of key money liabilities, partially offset by a net casualty loss of $1.0 million and debt transaction costs of $0.2 million.

Other income, net for the nine months ended September 30, 2025 consists primarily of net third-party tenant income of $2.3 million, the realization of $1.6 million of tax rebates related to the NCI Transaction, and $0.4 million in amortization of key money liabilities, partially offset by a net casualty loss of $1.2 million, $0.9 million of costs related to property manager transitions, and $0.3 million of expensed debt transaction costs related to the refinancing of the 2022 GIC Joint Venture Term Loan with the $400 million 2025 GIC Joint Venture Term Loan.

•Income Tax Expense. The Company recorded $0.3 million in income tax expense for the nine months ended September 30, 2026, which represents a decrease of $1.2 million from the nine months ended September 30, 2025. Income tax expense varies based on changes in our effective tax rate and variability in net income (loss).

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

EBITDA, EBITDAre and Adjusted EBITDAre

The following is an unaudited reconciliation of our Net loss, determined in accordance with GAAP, to EBITDA, EBITDAre and Adjusted EBITDAre, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(5,183)	$(11,760)	$(1,361)	$(9,100)
Depreciation and amortization	36,108	37,634	109,295	112,123
Interest expense	21,926	20,676	64,444	61,260
Interest income on cash deposits	(217)	(89)	(512)	(334)
Income tax expense (benefit)	880	(352)	342	1,580
EBITDA	53,514	46,109	172,208	165,529
Loss on write-down of assets	—	—	3,641	—
(Gain) loss on disposal of assets and other dispositions, net	(142)	57	(236)	136
EBITDAre	53,372	46,166	175,613	165,665
Amortization of key money liabilities	(178)	(129)	(471)	(387)
Equity-based compensation	1,660	2,049	5,087	6,754
Debt transaction costs	46	323	188	338
Non-cash lease expense, net	108	108	359	374
Casualty losses, net	363	470	985	1,194
Other	245	885	301	885
Loss (income) related to non-controlling interests in consolidated joint ventures	1,217	3,565	(727)	3,051
Adjustments related to non-controlling interests in consolidated joint ventures	(12,929)	(14,174)	(38,405)	(42,685)
Adjusted EBITDAre	$43,904	$39,263	$142,930	$135,189

Adjusted EBITDAre increased $4.6 million for the three months ended September 30, 2026 in comparison with the three months ended September 30, 2025. The increase is primarily due to improved operating performance, partially offset by the sale of the Sold Properties. Adjusted EBITDAre increased $7.7 million for the nine months ended September 30, 2026 in comparison with the nine months ended September 30, 2025. The increase is primarily due to improved operating performance during the period, partially offset by the sale of the Sold Properties.

FFO and AFFO

The following is an unaudited reconciliation of our Net loss, determined in accordance with GAAP, to FFO and AFFO (in thousands, except per share/unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(5,183)	$(11,760)	$(1,361)	$(9,100)
Preferred dividends	(3,968)	(3,968)	(11,906)	(11,906)
Distributions to and accretion of redeemable non-controlling interests	(656)	(656)	(1,970)	(1,970)
Loss (income) related to non-controlling interests in consolidated joint ventures	1,217	3,565	(727)	3,051
Net loss applicable to common shares and Common Units	(8,590)	(12,819)	(15,964)	(19,925)
Real estate-related depreciation	35,543	37,064	107,618	110,421
Loss on write-down of assets	—	—	3,641	—
(Gain) loss on disposal of assets and other dispositions, net	(142)	57	(236)	136
FFO adjustments related to non-controlling interests in consolidated joint ventures	(7,561)	(8,013)	(22,781)	(24,261)
FFO applicable to common shares and Common Units	19,250	16,289	72,278	66,371
Amortization of deferred financing costs	1,995	1,929	5,911	5,279
Amortization of franchise fees	175	180	509	530
Amortization of intangible assets, net	210	263	696	787
Equity-based compensation	1,660	2,049	5,087	6,754
Debt transaction costs	46	323	188	338
Non-cash lease expense, net	108	108	359	374
Casualty losses, net	363	470	985	1,194
Deferred tax expense (benefit)	713	(532)	(250)	636
Other	245	885	301	885
AFFO adjustments related to non-controlling interests in consolidated joint ventures	(561)	(711)	(1,452)	(1,829)
AFFO applicable to common shares and Common Units	$24,204	$21,253	$84,612	$81,319
FFO per common share and Common Unit	$0.16	$0.13	$0.60	$0.54
AFFO per common share and Common Unit	$0.20	$0.17	$0.70	$0.66

Weighted-average diluted common shares and Common Units	120,003	121,635	120,317	123,211

The following is an unaudited reconciliation of weighted-average diluted shares of Common Stock to non-GAAP weighted-average diluted shares of Common Shares and Common Units for FFO and AFFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average common shares outstanding - basic and diluted	104,856	105,889	105,112	107,169
Adjusted for:
Non-GAAP adjustment for restricted stock awards (1)	2,138	2,737	2,196	2,688
Non-GAAP adjustment for dilutive effects of Common Units (2)	13,009	13,009	13,009	13,354
Non-GAAP weighted diluted shares of common stock and Common Units	120,003	121,635	120,317	123,211

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

AFFO applicable to shares of common stock and Common Units increased by $3.0 million for the three months ended September 30, 2026 compared with the three months ended September 30, 2025. The increase is primarily due to improved operating performance, partially offset by increased interest expense due to the refinancing of the $287.5 million 1.5% Convertible Notes with the $275 million 2025 Delayed Draw Term Loan in February 2026 and the sale of the Sold Properties.

AFFO applicable to shares of common stock and Common Units increased by $3.3 million for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025. The increase is primarily due to improved operating performance during the period, partially offset by increased interest expense due to the refinancing of the $287.5 million 1.5% Convertible Notes with the $275 million 2025 Delayed Draw Term Loan in February 2026, and the sale of the Sold Properties.

Liquidity and Capital Resources

Our short-term cash obligations consist primarily of operating expenses and other expenditures directly associated with our lodging properties, recurring maintenance and capital expenditures necessary to maintain our lodging properties in accordance with internal and brand standards, capital expenditures to improve our lodging properties, interest payments, settlement of interest rate swaps, scheduled principal payments on outstanding indebtedness, restricted cash funding obligations, our joint venture acquisitions and capital requirements, contractual lease payments, corporate overhead, and dividends and distributions to our stockholders and unitholders when declared and paid. Our corporate overhead primarily consists of employee compensation expenses, professional fees, corporate insurance and rent expenses. Cash requirements for our corporate overhead expenses (excluding non-cash equity-based compensation), which are generally paid from operating cash flows, were $19.3 million and $17.9 million, for the nine months ended September 30, 2026 and 2025, respectively. We generally expect our corporate overhead expenses to remain consistent with the level of our operating activities and market conditions for goods and services.

Our long-term cash obligations consist primarily of dividends and distributions, scheduled debt payments, including maturing loans, capital required for renovations and other non-recurring capital expenditures that periodically are made with respect to our lodging properties, and lease obligations.

Our sources of cash are primarily from operating cash flows, sales of lodging properties, principal and interest payments from borrowers on notes receivable, the issuance of additional debt or equity securities, including issuances of common stock through our at-the-market offering program, and debt financing including available balances on our revolving loans.

At September 30, 2026, we have scheduled debt principal payments in the next 12 months totaling $0.6 million. In February 2026 we drew upon our $275 million delayed draw term loan (the “2025 Delayed Draw Term Loan”) and $400 Million Revolver (defined in “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements) to repay the outstanding Convertible Notes at their maturity.

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

From time to time, we may repurchase shares of our common stock pursuant to our 2025 Share Repurchase Program (see “Note 8 - Equity”). During the nine months ended September 30, 2026, we repurchased 1,481,959 shares of our Common Stock under the 2025 Share Repurchase Program for an aggregate purchase price and commissions of $6.2 million, or an average of approximately $4.17 per share for repurchases during the nine months ended September 30, 2026. As of September 30, 2026, approximately $28.4 million remained available for repurchase under the 2025 Share Repurchase Program.

Outstanding Indebtedness

At September 30, 2026, we had no borrowings under our $400 Million Revolver, $200 million outstanding on our $200 Million Term Loan, no outstanding borrowings under our $50 Million Delayed Draw Term Loan, $275 million outstanding on our 2025 Delayed Draw Term Loan, and $200 million outstanding on our 2024 Term Loan (each of such credit facilities are defined in “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements). Each of the credit facilities was supported by the 50 lodging properties included in the credit facility borrowing base.

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

In September 2026, we entered into amendments to the 2024 Term Loan and the 2025 Delayed Draw Term Loan (the “Term Loan Amendments”) to revise the pricing of these loans to conform to the interest rate grid under the 2026 Senior Credit Facility. Based on the Company’s leverage levels as of the amendment date, the amendment reduced the applicable interest rates of the 2024 Term Loan and the 2025 Delayed Draw Term Loan by 20 basis points. The 2024 Term Loan was originally scheduled to mature in February 2027. In connection with the Term Loan Amendment, the initial maturity date was extended to February 2028. The Company may further extend the maturity date of the 2024 Term Loan for up to two additional 6-month periods, subject to certain conditions. Additionally, the Term Loan Amendments contain additional modifications to conform to the provisions of our $650 Million Senior Credit Facility.

At September 30, 2026, the GIC Joint Venture had $250 million outstanding under the GIC Joint Venture Credit Facility (as defined in “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements), which included borrowings of $125 million on its $125 Million Term Loan and $125 million on its $125 Million Revolver. The GIC Joint Venture Credit Facility is secured primarily by a first priority pledge of the equity interests in the subsidiaries that own the 15 lodging property borrowing base assets, and the related TRS entities which wholly own the TRS Lessees.

In May 2025, the Company closed on a $58 million mortgage loan (the “Brickell Mortgage Loan”) for our dual-branded 264-guestroom AC Hotel by Marriott and Element Hotel in Miami, FL, with Wells Fargo Bank, N.A., as administrative agent, the proceeds of which were primarily used to repay the remaining $45.4 million balance of the mortgage loan with City National Bank of Florida that was scheduled to mature in June of 2025. In May 2026, the Brickell Mortgage Loan was amended to reduce the interest rate by 30 basis points from 1-month term SOFR plus 260 to 1-month term SOFR plus 230 basis points. The outstanding balance of the Brickell Mortgage Loan was $58 million at September 30, 2026.

In 2025, the Company closed on a $400 million senior unsecured term loan (the “2025 GIC Joint Venture Term Loan”) that refinanced and replaced the GIC Joint Venture Term Loan (as defined in “Note 5 - Debt” to the Condensed Consolidated Financial Statements). The 2025 GIC Joint Venture Term Loan has an initial maturity date of September 2027 and can be extended for one 12-month period at the Company’s option, subject to certain conditions, for a fully extended maturity date of September 2028.

The GIC Joint Venture has a mortgage loan outstanding totaling $12.0 million related to the acquisition of the Embassy Suites in Tucson, AZ in December 2021 and a Property Assessed Clean Energy (“PACE”) loan totaling $5.4 million that was assumed as part of the NCI Transaction in the first quarter of 2022.

As a result of the Credit Facility Amendment, the Term Loan Amendments, and the 2025 GIC Joint Venture Term Loan financing, the Company has virtually no debt maturities until 2028 and has an average length to maturity of approximately 3.4 years.

At September 30, 2026, we and our GIC Joint Venture are in compliance with all of our loan agreements, and we believe we will be in compliance with these agreements for at least the next four quarters. For more information concerning our indebtedness, see “Note 5 - Debt” to the accompanying Condensed Consolidated Financial Statements.

A summary of our debt at September 30, 2026 is as follows (dollars in thousands):

Lender	Interest Rate	Initial Maturity Date	Fully Extended Maturity Date	Number of Encumbered Properties	Principal Amount Outstanding
OPERATING PARTNERSHIP DEBT:
2026 Senior Credit Facility
Bank of America, N.A.
$400 Million Revolver (1)	5.85% Variable	6/29/2030	6/29/2031	n/a	$—
$200 Million Term Loan (1)	5.80% Variable	6/29/2031	6/29/2031	n/a	200,000
$50 Million Delayed Draw Term Loan (1)	5.79% Variable	6/29/2031	6/29/2031	n/a	—
Total Senior Credit Facility					200,000

Other Term Loans
Regions Bank 2024 Term Loan Facility (1)	5.80% Variable	2/26/2028	2/26/2029	n/a	200,000
2025 Delayed Draw Term Loan (1)	5.79% Variable	3/27/2028	3/27/2030	n/a	275,000
Total Other Term Loans					475,000
Total Operating Partnership Debt					675,000

JOINT VENTURE DEBT:
Brickell Joint Venture Mortgage Loan
Wells Fargo Bank, N.A.	5.98% Variable	5/15/2028	5/15/2030	2	58,000

GIC Joint Venture Credit Facility and Term Loans
Bank of America, N.A.
$125 Million Revolver (2)	6.05% Variable	9/15/2027	9/15/2028	n/a	125,000
$125 Million Term Loan (2)	6.00% Variable	9/15/2027	9/15/2028	n/a	125,000
Bank of America, N.A. 2025 Term Loan (3)	6.25% Variable	7/24/2028	7/24/2030	n/a	383,430
Wells Fargo	4.99% Fixed	6/6/2028	6/6/2028	1	12,039
PACE loan	6.10% Fixed	7/31/2040	7/31/2040	n/a	5,422
Total GIC Joint Venture Credit Facility and Term Loans				1	650,891
Total Joint Venture Debt				3	708,891
Total Debt				3	$1,383,891

(1)    The 2026 Senior Credit Facility, the Regions Bank 2024 Term Loan Facility, and the 2025 Delayed Draw Term Loan are supported by a borrowing base of 50 unencumbered hotel properties and their affiliates.
(2)    The $125 Million Revolver and the $125 Million Term Loan are secured by pledges of the equity in the entities that own 15 lodging properties and affiliated entities.
(3)    The GIC Joint Venture Term Loan with Bank of America, N.A. is secured by pledges of the equity in the entities that own 23 lodging properties and two parking garages and their affiliates.

Capital Expenditures

During the nine months ended September 30, 2026, we funded $42.5 million in capital expenditures on a consolidated basis. When taking into consideration only our pro rata portion related to our joint ventures, capital expenditures for the nine months ended September 30, 2026 were $33.5 million. We anticipate spending approximately $55 million to $65 million on capital expenditures on a pro rata basis during 2026. We expect to fund these expenditures through a combination of cash flows from operations and borrowings on our $400 Million Revolver, or other potential sources of capital, to the extent available to us.

Cash Flows

Unaudited cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by operating activities	$131,704	$120,488	$11,216
Net cash used in investing activities	(13,355)	(61,789)	48,434
Net cash used in financing activities	(92,135)	(59,652)	(32,483)
Net change in cash, cash equivalents and restricted cash	$26,214	$(953)	$27,167

Changes from the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025 were due to the following:

•Net cash provided by operating activities. Cash flows from operating activities generally consist of the net cash generated by our lodging property operations, partially offset by the cash paid for interest, corporate expenses and other working capital changes. Cash provided by operating activities for the nine months ended September 30, 2026 was $122.9 million, after adjusting for non-cash items such as depreciation and amortization and equity-based compensation, and a net change in working capital of $8.8 million. Cash provided by operating activities for the nine months ended September 30, 2025 was $116.6 million, after adjusting for non-cash items such as depreciation and amortization and equity-based compensation, and a net change in working capital of $3.9 million.

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

•Net cash used in investing activities. Cash used in investing activities for the nine months ended September 30, 2026 was primarily due to $42.5 million of renovation expenditures and $1.4 million used to acquire a parcel of undeveloped land in Frisco, TX, partially offset by $30.5 million of proceeds from the sales of the Hilton Garden Inn in Longview, TX in February 2026 and the Courtyard by Marriott and Residence Inn in Dallas, TX in July 2026.

Cash used in investing activities for the nine months ended September 30, 2025 was due to $63.0 million of renovation and development expenditures, partially offset by the net proceeds of $1.3 million related to the sale of an undeveloped parcel of land in San Antonio, TX in February 2025.

•Net cash used in financing activities. Cash used in financing activities for the nine months ended September 30, 2026 was primarily related to the payment of dividends and distributions of approximately $55.8 million, the repayment of our Convertible Notes totaling $287.5 million from $275 million of borrowings on our 2025 Delayed Draw Term Loan and $12.5 million drawn on our $400 Million Revolver, $7.8 million of principal payments on debt, repurchases of our common stock of approximately $6.2 million, $9.0 million related to financing fees and costs, $12.5 million of net repayments on our $400 Million Revolver, and $0.9 million related to employee withholding requirements on vested restricted stock.

Cash used in financing activities for the nine months ended September 30, 2025 was primarily related to the payment of dividends and distributions of approximately $58.7 million, repurchases of our common stock of approximately $15.4 million, financing costs of approximately $10.2 million related to the 2025 Delayed Draw Term Loan and the refinancing of the GIC Joint Venture Term Loan, $1.6 million related to employee withholding requirements on vested restricted stock and scheduled principal payments on mortgage debt of $1.1 million, partially offset by net proceeds from the Brickell Mortgage Loan totaling $12.6 million, net proceeds on our line of credit of $10.0 million, $4.0 million in net proceeds from the 2025 GIC Joint Venture Term Loan refinancing, and joint venture contributions of $0.8 million.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market-sensitive instruments. In pursuing our business strategies, the primary market risk to which we are exposed is interest rate risk. All of our variable-rate loans are now indexed to the Secured Overnight Financing Rate (“SOFR”), and therefore, our primary interest rate exposure is to SOFR. We primarily use derivative financial instruments to manage interest rate risk.

At September 30, 2026, we were party to six interest rate derivative agreements, pursuant to which we received variable-rate payments in exchange for making fixed-rate payments (dollars in thousands):

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
(1)    Represents the weighted-average effective interest rate of our current interest rate swaps at September 30, 2026.

At September 30, 2026, after giving effect to our interest rate derivative agreements, $700.5 million, or 51%, of our consolidated debt had fixed interest rates and $683.4 million, or 49%, had variable interest rates. At September 30, 2026, debt related to our wholly-owned properties and our pro rata share of joint venture debt has a fixed-rate debt ratio of approximately 51% of our total pro rata indebtedness when taking into consideration interest rate swaps that are currently in effect.

Taking into consideration our existing interest rate swaps, an increase or decrease in interest rates of 1.0% would decrease or increase, respectively, our cash flows by approximately $6.8 million per year. See “Note 7 - Derivative Financial Instruments and Hedging” to the accompanying Condensed Consolidated Financial Statements for additional information.

As our fixed-rate debts mature, they will become subject to interest rate risk. In addition, as our variable-rate debts mature, lenders may impose interest rate floors on new financing arrangements because of the low interest rates experienced a few years ago.

Item 4.  Controls and Procedures.

Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer, who is currently also serving as our interim principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2026. Based on that evaluation, our principal executive officer, who is currently also serving as our interim principal financial officer, concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As previously disclosed, following the departure of the Company’s Chief Financial Officer on June 12, 2026, the Company’s Chief Executive Officer is serving as the Company’s Interim Chief Financial Officer and principal financial officer. Management evaluated the impact of this transition and determined that it did not materially affect the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                                                      Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    None.
(b)    Not applicable.
(c)    In April 2025, the Board of Directors authorized a share repurchase program (the “2025 Share Repurchase Program”). Our common stock may be repurchased from time to time depending upon market conditions, and repurchases may be made in the open market or through private transactions or by other means, including principal transactions with various financial institutions, accelerated share repurchases, forwards, options and similar transactions, and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The 2025 Share Repurchase Program does not obligate us to repurchase any specific number of shares or any specific dollar amount and may be suspended at any time at our discretion.

We did not repurchase any shares of common stock under the 2025 Share Repurchase Program during the three months ended September 30, 2026. As of September 30, 2026, approximately $28.4 million remained available for repurchase under the 2025 Share Repurchase Program.

The Company reacquired shares of our common stock from employees for payment of tax withholding obligations in connection with the vesting of restricted stock as follows:

Period	Total Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2026 - July 31, 2026	—	$—	—	$28,416
August 1, 2026 - August 31, 2026	—	$—	—	$28,416
September 1, 2026 - September 30, 2026	5,543	$5.74	—	$28,416
Total	5,543		—

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

Not applicable.

Item 5.                                                         Other Information.

(a)Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b)    Material changes to the procedures by which security holders may recommend nominees to the Board.

None.

(c)    Insider Trading Arrangements and Policies

During the quarter ended September 30, 2026, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

Item 6.                                                         Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit
10.1
Equity Distribution Agreement, dated August 7, 2026, by and among Summit Hotel Properties, Inc., Summit Hotel OP, LP and Robert W. Baird & Co. Incorporated, BofA Securities, Inc., BTIG, LLC, Cantor Fitzgerald & Co., Capital One Securities, Inc., Huntington Securities, Inc., J.P. Morgan Securities LLC, M&T Securities, Inc., Nomura Securities International, Inc. (as forward seller through BTIG, LLC), Raymond James & Associates, Inc., RBC Capital Markets, LLC, Regions Securities LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents, principals and/or (except in the case of Robert W. Baird & Co. Incorporated, BTIG, LLC, Capital One Securities, Inc. and M&T Securities, Inc.) forward sellers and Bank of America, N.A., The Bank of Nova Scotia, CF Secured, LLC, Huntington Securities, Inc., JPMorgan Chase Bank, National Association, Nomura Global Financial Products, Inc., Raymond James & Associates, Inc., Regions Securities LLC, Royal Bank of Canada, Truist Bank and Wells Fargo Bank, National Association, as forward purchasers (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on August 7, 2026).

10.2	Amended 2024 Term Loan, dated September 24, 2026, by and among Summit Hotel OP, LP, and certain guarantor signatory thereto, and Regions Bank.
10.3	Amended 2025 Delayed Draw Term Loan, dated September 24, 2026, by and among Summit Hotel OP, LP, and certain guarantor signatory thereto, and Bank of America, N.A.
10.4
Employment Agreement, effective as of November 1, 2026, between Summit Hotel Properties, Inc. and Michael Nieves (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on October 29, 2026).

10.5
Employment Agreement, effective as of November 1, 2026, between Summit Hotel Properties, Inc. and Adam Wudel (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed by Summit Hotel Properties, Inc. on October 29, 2026).

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

SUMMIT HOTEL PROPERTIES, INC. (registrant)

Date: November 3, 2026	By:	/s/ Jonathan P. Stanner
Jonathan P. Stanner President, Chief Executive Officer and Director (principal executive officer and principal financial officer)